Form 10-K
period 1993-12-31
REPUBLIC NEW YORK CORP
filed 1994-03-29
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-K
                         ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1993 Commission File No. 1-7436

                   REPUBLIC NEW YORK CORPORATION
        (Exact Name of Registrant as Specified in its Charter)

       Maryland                             13-2764867
(State or Other Jurisdiction of  (I.R.S. Employer Identification
 Incorporation or Organization)    No.)


   452 Fifth Avenue, New York, N.Y.             10018
(Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 525-6100
                     ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                 Name of each exchange
Title of each class              on which registered
- -------------------              ---------------------
Common Stock,
Par Value $5.00 Per Share....... New York Stock Exchange
                                  The International Stock
                                  Exchange of the United Kingdom
                                  & The Republic of Ireland Ltd.
Cumulative Preferred Stock,
Floating Rate Series B.......... New York Stock Exchange
$3.375 Cumulative Convertible
Preferred Stock................. New York Stock Exchange
$1.9375 Cumulative Preferred
Stock........................... New York Stock Exchange
8 3/8% Notes Due 1996........... New York Stock Exchange
8 3/8% Debentures Due 2007...... New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
                           NONE.
                     ------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No     .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
     The aggregate market value of Common Stock of the registrant held by non-affiliates at March 8, 1994 was $1,876,476,830.63 based on the closing price on the New York Stock Exchange Composite Tape on such date.
     The number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1994: 52,533,288.
          Documents Incorporated by Reference:
  Document                       Location in Form 10-K
  --------                       ---------------------
1993 Annual Report to Stockholders,
to the extent indicated..............  Parts I, II, III and IV
Proxy Statement for 1994 Annual
Meeting, to the extent indicated.....  Parts I and III

                            PART I

Item 1. Business

               REPUBLIC NEW YORK CORPORATION

     Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1993, the Corporation had consolidated total assets of $39.5 billion and stockholders' equity of $2.7 billion. Its principal asset is the capital stock of Republic National Bank of New York (the "Bank"). At December
31, 1993, the Bank accounted for approximately 75% of the consolidated assets and, for the year ended December 31, 1993, accounted for approximately 75% of consolidated revenues and 85% of consolidated net income of the Corporation. The Corporation's other significant banking subsidiary, formerly known as The
Manhattan Savings Bank, is Republic Bank for Savings ("RBS"). See "Republic Bank for Savings". Republic Factors Corp. ("Factors"), which commenced operations in 1977, is the other significant subsidiary of the Corporation. See "Republic Factors Corp."

     The executive offices of the Corporation are located at 452
Fifth Avenue, New York, New York 10018 (telephone 212-525-6100).

     As used herein, the term "Corporation" includes the subsidiaries of the Corporation and the terms "Bank" and "RBS" include the subsidiaries of the Bank and RBS, respectively, unless the context indicates otherwise.

     The Corporation acquired SafraCorp California, the owner of all the outstanding shares of SafraBank (California), on September 20, 1993 for which the Corporation paid approximately $6,500,000 to Edmond J. Safra, the owner of all the outstanding shares of SafraCorp California and the principal stockholder of the Corporation. Pursuant to the Purchase Agreement between Mr. Safra and the Corporation, such payment approximated the consolidated net book value of SafraCorp California on September 20, 1993. Such purchase price was determined by a committee of independent directors of the Corporation, which had received an opinion from investment bankers retained by it, to the effect that the consideration to be paid was fair to the Corporation from a financial point of view. Effective September 21, 1993, SafraBank (California) converted from a state-chartered bank to a national banking association and changed its name to Republic Bank California N.A. Effective December 1, 1993, SafraCorp California was merged into the Corporation. Thereafter, on January 13, 1994, substantially all of the assets of Republic International Bank of New York (California), the Bank's Edge Act subsidiary in Beverly Hills, California, were transferred to and its liabilities assumed by Republic Bank California N.A.

              REPUBLIC NATIONAL BANK OF NEW YORK

      The Bank, a national banking association organized in 1965, commenced operations in January, 1966. The Bank provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. At December 31, 1993, the Bank had total assets of $29.7 billion, total deposits of $19.2 billion and stockholder's equity of $2.2 billion. At December 31, 1993 the Bank was the fifteenth largest commercial bank in the United States based on total deposits.

     The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York. The Bank has 34 domestic branch banking offices in New York City and the suburban counties of Westchester and Rockland. The Bank maintains foreign branch offices in London, Milan, Buenos Aires, Santiago, Hong Kong, Singapore, Tokyo and the Cayman Islands; wholly-owned foreign banking subsidiaries in London, England, Montreal, Canada, Nassau, The Bahamas, Singapore, Montevideo, Uruguay and the Cayman Islands; and an Edge Act subsidiary in Miami, Florida. The Bank also has foreign representative offices in Beijing, Beirut, Buenos Aires, Caracas, Jakarta, Mexico City, Montevideo, Moscow, Punta del Este, Rio de Janeiro, and Taipei. The Bank's facilities are supplemented by a network of correspondent banks throughout the world.

International Banking

     The Bank is active in international banking where it operates principally as a wholesale bank. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors. At December 31, 1993, approximately 75% of the Bank's cross-border net outstandings were to or guaranteed by such entities.

     The Bank's international banking services include accepting deposits, extending credit, forfait financing, buying and selling foreign exchange, buying and selling banknotes denominated in various currencies, issuing letters of credit and bankers' acceptances and handling the collection and transfer of money.

     The Bank increased its international banking services capabilities in 1993 with the acquisition of Citibank's World Banknote Services business and with the acquisition of Bank Leumi (Canada). The Banknote Services business ships U.S. dollars to and from financial institutions in nearly 40 countries. The acquisition of Bank Leumi (Canada) provided the Bank with entry into the Toronto market and added an additional office in Montreal.

     Through its International Private Banking Department, headquartered in New York City, the Bank offers a full range of financial services to individuals who are citizens or residents of countries other than the United States, including accepting deposits, buying and selling foreign exchange, banknotes denominated in various currencies, precious metals and financial instruments, issuing letters of credit and handling the collection and transfer of money.

     An analysis of the Corporation's international operations for each of the years in the three years ended December 31, 1993 is contained in the following sections of its 1993 Annual Report to Stockholders filed as an Exhibit to this Report which is hereby incorporated herein by reference: (a) Note 13 of the Notes to Consolidated Financial Statements on page 69 in such report for allocation of the Corporation's total assets, total operating revenue, income (loss) before income taxes and net income (loss) among geographic areas for each of the years in the three years ended December 31, 1993; and (b) "Management's Discussion and Analysis - Liability and Asset Management" on pages 35 through 44 in such report for other relevant information on international operations.

     For information concerning the Corporation's outstandings in certain foreign countries, see "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border Outstandings" on pages 43 and 44 and "Allowance for Possible Loan Losses" on pages 42 and 43 in the 1993 Annual Report to Stockholders.

Safra Republic Holdings S.A.

     Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, is principally engaged, through wholly-owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar, in international private banking and commercial banking, offering a range of private banking services primarily to wealthy individuals. At December 31, 1993, the Bank owned approximately 48.8%, Saban S.A., the Corporation's principal stockholder, owned approximately 20.7% and international investors owned approximately 30.5% of the outstanding shares of Safra Republic. At December 31, 1993, Safra Republic had total assets of $11.3 billion, total deposits of $7.3 billion and total shareholders' equity of approximately $1.3 billion.

     Safra Republic's client services include the accepting of a wide variety of deposits and the execution of transactions in foreign exchange, precious metals, securities and banknotes. Safra Republic also provides credit facilities, portfolio management and investment advisory services and safekeeping and other fiduciary services. In addition, Safra Republic offers commercial banking services to governments, government agencies, banks and corporations.

Domestic Banking

     The Bank provides a full range of domestic banking services, including commercial, consumer installment and mortgage loans to individuals and businesses. It also accepts deposits, including time and savings deposits and regular and special checking accounts, and issues large denomination negotiable certificates of deposit of $100,000 or more.

     Through its Domestic Corporate Lending Department, the Bank services the financing requirements of large national companies, middle-market companies and other businesses in the New York metropolitan area and selected markets outside of New York. Information concerning the composition of the Corporation's domestic and international loan portfolio is presented in the section "Loan Portfolio" under "Operating Information" found on page 7 of this report. The Corporation also engages in factoring activities through Factors, a wholly-owned subsidiary of the Corporation. See "Republic Factors Corp."

     Other banking facilities usually associated with a full-service commercial bank are offered, among which are safe deposit boxes, safekeeping and custodial services, collections and remittances, letters of credit and foreign exchange. The Bank's Trust Department provides a broad range of fiduciary services to both individual and corporate accounts.

     The following table sets forth the percentages of the Corporation's domestic and international assets and liabilities, based upon the location of the obligor or customer, at December 31 in each of the last three years.

                        ASSETS                 LIABILITIES
                  Domestic International   Domestic International

1993............    68.1%     31.9%          59.7%      40.3%
1992............    59.2      40.8           65.2       34.8
1991............    53.2      46.8           62.3       37.7

Precious Metals, Foreign Exchange, Securities and Derivative
Transactions

     The Bank is a dealer in gold and silver bullion and coins for sale to commercial and industrial users and investors. For this activity, the Bank receives and sells gold and silver on consignment, and the Bank maintains its own inventory. In its precious metals activities, the Bank, from time to time, takes positions in precious metals for its own account, but such positions are taken within guidelines and limits established by the Bank's Board of Directors at what are considered by management to be prudent levels. Position limits are periodically reviewed and changed as appropriate to account for changing market conditions and to minimize risks. At December 31, 1993, approximately $24.8 million of the Bank's inventory in precious metals was unhedged.

     Also, with respect to gold and silver bullion and gold coins, significant activities of the Bank include buying and simultaneously selling for future delivery, other arbitraging between markets when, in each case, the respective premium or differential derived provides an attractive return relative to alternative investment opportunities, and writing and purchasing options with other participants in the over-the-counter institutional and interbank market. Sales of precious metals for future delivery are generally done through futures contracts executed on major commodity exchanges in the United States.

     The Bank is one of the authorized purchasers to which the United States Mint sells its gold bullion coins for distribution throughout the world.

     Income from each of these activities is treated as income from precious metals. The Bank also derives income from acting as a licensed depository of precious metals for various commodity exchanges.

     On December 31, 1993, the Bank acquired Mase Westpac Limited from Westpac Banking Corporation of Australia and changed the name to Republic Mase Bank Limited ("Republic Mase"). Republic Mase is one of the five members of the London gold fixing. Republic Mase, an authorized U.K. banking institution, engages in global wholesale trading in gold, silver, platinum and palladium, including spot, forward and options dealing, and provides financial services to central banks, international financial institutions and institutional investors. Republic Mase also offers production and inventory financing to mining companies, industrial manufacturers and end-users. It has subsidiaries in Australia and Hong Kong.
The New York branch of Republic Mase is in the process of being liquidated, with all its activities being transferred to the Bank.

     In Australia, Republic Mase Australia Limited ("RMAL") acts as a primary market-maker in the domestic and international bullion markets. RMAL provides a full range of services to Australian and Asian gold producers. Republic Mase's subsidiary in Hong Kong, Republic Mase Hong Kong Limited, operates on behalf of Republic Mase as a primary market-maker servicing the financial requirements of its Far East and Asian clients, notably in Japan, Taiwan, Hong Kong and China.

     In its foreign exchange trading and arbitrage activities, the Bank, from time to time, takes positions in foreign currencies for its own account, but such positions are taken only in currencies and within guidelines and limits established by the Bank's Board of Directors at what are considered by management to be prudent levels. Position limits are periodically reviewed and changed, as appropriate, to minimize the risks inherent in these activities, such as currency revaluations, exchange controls and other regulatory and political policies of foreign governments. The Bank's activities in foreign exchange also involve servicing the needs of its customers, including other banks, which do not require the Bank to assume large positions in foreign currencies. It has been the Bank's policy to hedge all significant assets and liabilities due in foreign currencies to United States dollars.

     Investment securities represent a significant portion of the Corporation's interest-earning assets. The Corporation attempts to manage the return on its assets while also considering the creditworthiness of borrowers and counterparties, the interest rate sensitivity of the assets and the maturity of such assets. To balance these criteria while maintaining an adequate return, the Corporation's investment securities portfolio consists primarily of debt securities issued by the United States Government and United States government agencies. In addition, the Corporation will invest in debt securities issued by U.S. states and other political subdivisions, as well as bonds, debentures and redeemable preferred stock of highly-rated corporations.

     Republic Forex Options Corporation ("RFOC"), an operating subsidiary of the Bank, is a foreign currency options participant on the Philadelphia Stock Exchange. RFOC is a market-maker in foreign currency options and trades for its own account.

     Information concerning derivative instruments is contained in the 1993 Annual Report to Stockholders in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Off-balance Sheet Financial Instruments" on pages 44 through 46 and in Note 1G and Notes 15 and 16 of the Notes to Consolidated Financial Statements on page 56 and pages 70 through 73, respectively, in such report all of which are hereby incorporated herein by reference.

                     REPUBLIC BANK FOR SAVINGS

     RBS, a wholly-owned New York State chartered savings bank subsidiary of the Corporation, is engaged in the granting of mortgages on residential real property located primarily in New York State, including one to four family dwellings, units within condominium projects or units within cooperative housing projects.

     RBS' deposit activities include accepting savings, demand, money market, fixed-rate individual retirement, Keogh and NOW accounts. RBS also provides consumer credit and is active in the
bond market.   At December 31, 1993, RBS had total assets of $6.1
billion, total deposits of $4.8 billion and total stockholder's equity of $478 million.

     RBS' headquarters and principal banking office is located at 415 Madison Avenue, New York, New York. RBS has 24 full service branch banking offices in New York City and Nassau, Suffolk and Westchester counties and 8 additional branches in Broward and Dade counties, Florida.

                     REPUBLIC FACTORS CORP.

     Factors is a wholly-owned subsidiary of the Corporation. Factors purchases, without recourse, accounts receivable from approximately 450 clients. These receivables are due on average in 60 days from over 55,000 customers primarily in the retail apparel industry throughout the United States. In addition, certain clients receive payment for these receivables prior to their maturity date. From time to time, Factors makes advances in excess of the receivables purchased. These advances are seasonal in nature and may be either secured or unsecured. Letters of credit accommodations are also provided. For these services, Factors earns commissions, interest and service fees.

     For the year ended December 31, 1993, Factors factored approximately $4.8 billion of sales making it the fifth largest factor in the United States based on such sales volume.

     Factors' headquarters and principal office is located at 452
Fifth Avenue, New York, New York. In addition, Factors has offices located in Los Angeles, California and Charlotte, North Carolina.

                     OTHER FINANCIAL SERVICES

     Republic New York Securities Corporation. Republic New York Securities Corporation ("RNYSC"), a wholly-owned subsidiary of the Corporation, commenced operations on November 2, 1992 as a full-service securities brokerage whose principal activities are prime brokerage, securities borrowing and lending, margin lending, third party research and vendor services, correspondent clearing, and asset management and fiduciary services offered primarily to institutional investors and high net worth individuals. On January 10, 1994, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") granted approval to RNYSC to underwrite and deal in all forms of debt and equity securities. RNYSC is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the New York Stock Exchange, Inc. In addition, it is an associate member of the American Stock Exchange and the Philadelphia Stock Exchange. RNYSC is also a member of the commodity exchanges set forth below.

     In connection with the expansion of RNYSC's activities, in February 1994, Republic Clearing Corporation ("RCC",) a wholly-owned subsidiary of the Corporation, was merged into RNYSC in order to consolidate associated securities, back office, record keeping and related functions into one business unit. RNYSC is registered with the Commodity Futures Trading Commission and the National Futures Association as a futures commission merchant. RNYSC acts primarily as a commodities broker to the Bank in executing for the Bank's account futures contracts and options on futures contracts on the commodity exchanges listed below. It acts to facilitate the Bank's activities as a dealer in precious metals, financial
instruments and foreign exchange.   RNYSC  also acts as a futures
commission merchant for the general public to execute futures contracts and options on futures contracts covering gold and silver bullion and coins, various financial instruments and foreign currencies.

     As a result of the merger with RCC, RNYSC is now a clearing member of the Commodity Exchange Inc. and the Chicago Mercantile
Exchange and is also a non-clearing member of the New York Futures Exchange and the Philadelphia Board of Trade.

     Republic New York Securities International Limited. On February 24, 1994, Republic New York Securities International Limited ("RNYSIL"), the Corporation's wholly-owned London based subsidiary, became a member of the Securities and Futures Authority. It is anticipated that RNYSIL will commence operations in the second quarter of 1994 and will provide a range of financial services in European markets to institutional investors and high net worth individuals, including prime brokerage, securities borrowing and lending, third party research and vendor services, and the processing of transactions related to equity, fixed income and derivative instruments. The business to be conducted by RNYSIL is intended to complement the business of RNYSC.

     Republic Asset Management Corporation. Republic Asset Management Corporation ("RAM"), the Corporation's wholly-owned subsidiary, commenced operations in the second quarter of 1993. RAM provides a broad range of investment, economic and financial advice to individuals, corporations and governments, among others. RAM is a registered investment adviser under the Investment Company Act of 1940 and is registered as a commodity trading adviser and commodity pool operator with the Commodity Futures Trading
Commission.

                     OPERATING INFORMATION

     This section provides, on a consolidated basis, certain statistical data concerning the Corporation and supplements information contained in the 1993 Annual Report to Stockholders which is incorporated hereinbelow by reference.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

     Information on the Corporation's consolidated average balances of assets, liabilities and stockholders' equity, computed principally on the basis of daily averages, and the interest income earned and the interest expense paid and the average rates earned and paid for each of the years in the five years ended December
31, 1993 is found in the table entitled "Average Balances, Net Interest Differential, Average Rates Earned and Paid" on pages 84 and 85 in the Corporation's 1993 Annual Report to Stockholders which is incorporated herein by reference. Interest income on certain tax-exempt obligations included in such table has been adjusted to a fully-taxable equivalent basis using the tax rate of 44% in 1993 and 42% for all other periods. Information on the approximate effect on net interest income of changes in volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid thereon for the three years ended December 31, 1993 is found on pages 29 and 30 in "Management's Discussion and Analysis - Results of Operations - Net Interest Income" in such report which is also incorporated herein by reference.

     Information concerning the Corporation's interest rate sensitivity gap position at December 31, 1993 is found on page 35 in "Management's Discussion and Analysis - Liability and Asset
Management" in the Corporation's 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Deposits

     Information concerning the Corporation's deposits, classified by major categories, at December 31 in each of the last three years is contained in the 1993 Annual Report to Stockholders in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Liability Management - Deposits" on pages
35 through 37 in such report which is hereby incorporated herein by reference. Information on the interest rates paid by deposit type is contained on pages 84 and 85 of the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Investment Portfolio

     For information on the Corporation's portfolio of investment securities, see "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Investment Portfolio" on pages 39 and 40 of the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Loan Portfolio

     The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.

                                                              December 31,
                                             1993        1992        1991        1990       1989
                                                         (In thousands)
Domestic:
 Real estate-residential mortgage......   $1,310,718  $1,454,416  $1,313,793  $1,166,779  $1,117,277
 Real estate-commercial................    1,854,377   2,107,112   2,222,714   2,377,126     472,146
 Banks and other financial
    institutions.......................        7,384      14,841      18,434      78,177      55,077
 Broker loans..........................      678,490     307,018     250,000     306,002     225,000
 Commercial and industrial.............    2,152,691   1,859,595   1,848,587   1,968,525   1,704,132
 Loans to individuals..................       90,218      51,305      71,286     320,349     344,915
 All other.............................       16,915      59,852      51,008      43,977      38,916
                                           ---------   ---------   ---------   ---------   ---------
                                           6,110,793   5,854,139   5,775,822   6,260,935   3,957,463
                                           ---------   ---------   ---------   ---------   ---------
Foreign:
 Broker loans                                732,812       ---          ---         ---        ---
 Government and official
    institutions.......................      429,232     341,320     453,639     450,359     528,800
 Banks and other financial
    institutions.......................       68,416     288,682     279,587     353,275     297,817
 Commercial and all other..............    2,262,130   1,672,038   2,271,625   2,167,939   1,897,890
                                           ---------   ---------   ---------   ---------   ---------
                                           3,492,590   2,302,040   3,004,851   2,971,573   2,724,507
Total loans............................    9,603,383   8,156,179   8,780,673   9,232,508   6,681,970
  Less unearned income.................      (94,825)   (148,722)   (211,715)   (227,649)   (101,581)
                                           ----------  ----------  ----------  ----------  ---------
Loans, net of unearned income..........   $9,508,558  $8,007,457  $8,568,958  $9,004,859  $6,580,389
                                          =========== =========== =========== =========== ===========

Maturity Distribution and Interest Sensitivity of Loans

     Information presenting the maturity distribution of the Corporation's domestic and foreign loan portfolios at December 31, 1993 and an analysis of the interest sensitivity of such portfolios at such date is contained in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Loan Portfolio" on page 41 in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Risk Elements

     Information presenting the risk elements of the Corporation's domestic and foreign loan portfolios and foreign outstandings at December 31, 1993, 1992 and 1991, including past due, non-accrual and other nonperforming assets, is contained in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border Outstandings" on pages 43 and 44 and "Allowance for Possible Loan Losses" on pages 42 and 43 in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

     For information presenting off-balance sheet risk of financial instruments together with related risk concentrations, see Note 16 of the Notes to Consolidated Financial Statements accompanying the Corporation's financial statements in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

     For information relating to the effect on the Corporation's 1993 income of loans classified as non-accrual and restructured and other information on outstandings in certain debtor countries, see
Note 5 of the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border Outstandings" on pages 43 and 44 and "Allowance for Possible Loan Losses" on pages 42 and 43 in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

     Management periodically reviews the loan portfolio, particularly non-accrual and restructured loans. The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Corporation's policy is to classify as non-accrual any loan on which payment of principal or interest is 90 days or more past due. In addition, a loan will be classified as non-accrual if, in the opinion of management, based upon a review of the borrower's or guarantor's financial condition, collateral value and other factors, payment is questionable, even though payments are not 90 days or more past due.

     When a loan, other than a well secured residential mortgage loan, is classified as non-accrual, any unpaid interest is reversed against current income. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal and interest on a non-accrual loan are brought current, if in management's opinion future payments are questionable, the loan would remain classified as non-accrual. Subsequent payments of either interest or principal received on a partially charged-off non-accrual or restructured loan are first applied to any remaining balance outstanding, until the loan is reduced to its net realizable value, then to recoveries and lastly to income.
Interest is included in income thereafter only to the extent received in cash.

     The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. The Corporation charges off any consumer installment loan which is past due 90 days or more.

     Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted, at which time the loan ceases to accrue interest. Any accrued interest receivable remains in interest income as an obligation of the borrower.

Credit Risk Management and Allowance for Possible Loan Losses

     Information presenting the Corporation's allowance for possible loan losses, amounts of domestic loans by loan category and total foreign loans charged-off and recoveries of such loans previously charged-off, loans, net of unearned income, and related ratios is contained in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Allowance for Possible Loan Losses" on pages 42 and 43 in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

     Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Senior management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk averse nature of the Corporation. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

     Management's objective in establishing lending and investment standards is to minimize the risk of loss and provide for income generation through pricing policies. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. In addition, the Corporation places particular emphasis on the matching of the maturity and interest rate sensitivity of assets and liabilities. By this policy, the Corporation seeks to minimize the effect of rate changes, largely externally influenced and difficult to control, on the portfolio and to limit its exposure largely to credit risks over which it has more direct control. One technique which the Corporation utilizes to achieve these goals are interest rate and currency swaps designed to protect against rate and currency fluctuations.

     The Corporation's loan portfolios are regularly reviewed and monitored by the Credit Review Department, which, each quarter, prepares a report containing recommendations as to the amount of loans to be charged-off. During the preparation of the report, the Credit Review Department consults with lending officers and the heads of the lending departments. The report is then submitted for consideration to certain members of Executive Management who determine the amount of loans to be charged-off. The Credit Policy Committee subsequently reviews the loans to be charged-off and ratifies Executive Management's decision. Rules and formulae relative to the adequacy of the allowance, although useful as guidelines to management, are not final determinants. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners (examinations are generally made annually) is charged-off. Consistent with its policy of maintaining an adequate allowance for possible loan losses, management generally charges-off a loan, or a portion thereof, when a loss is probable.

     The allocation of the allowance for possible loan losses between the Corporation's domestic and foreign components is contained in Note 5 of the Notes to the Consolidated Financial Statements found on page 59 of the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference. In anticipation of the restructuring programs of various Latin American obligors, a large provision for possible loan losses was taken in 1989. Extensive foreign charge-offs related to restructuring countries debt were taken in 1989 and 1990. In 1991 and 1992, as the value of foreign obligations stabilized, the previously provided foreign provision was reallocated to domestic obligations as the domestic economy continued to deteriorate. Domestic charge-offs exceeded foreign charge-offs in 1991, 1992 and 1993.

     In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for possible loan losses among various categories of the loan portfolio for each of the years in the five-
 year period ended December 31, 1993. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                                                         December 31, 1993
                                                  Allocation of the Allowance for
                                                  Possible Loan Losses by Category

                                         Domestic           Foreign            Total
                                    Percent   Amount   Percent   Amount   Percent   Amount
                                                        (Dollars in thousands)
Real estate loans.................    42%   $ 80,000      8%   $ 10,000     29%   $ 90,000
Commercial and industrial loans...    40      75,000     25      30,000     34     105,000
Other loans.......................     3       5,000     41      50,000     17      55,000
Unallocated.......................    15      29,499     26      32,356     20      61,855
                                     ---    --------    ---    --------    ---    --------
Total.............................   100%   $189,499    100%   $122,356    100%   $311,855
                                     ===    ========    ===    =========   ===    ========



                                                         December 31, 1992
                                                  Allocation of the Allowance for
                                                  Possible Loan Losses by Category

                                         Domestic           Foreign            Total
                                    Percent   Amount   Percent   Amount   Percent   Amount
                                                        (Dollars in thousands)
Real estate loans.................    37%   $ 60,000     13%    $10,000     29%   $ 70,000
Commercial and industrial loans...    34      55,000     25      20,000     31      75,000
Other loans........................    1       1,000     50      40,000     17      41,000
Unallocated........................   28      45,699     12       9,321     23      55,020
                                     ---    --------    ---     -------    ---    --------
Total..............................  100%   $161,699    100%    $79,321    100%   $241,020
                                     ===    ========    ===     =======    ===    ========


                                                          December 31, 1991
                                                   Allocation of the Allowance for
                                                   Possible Loan Losses by Category

                                          Domestic           Foreign            Total
                                     Percent   Amount  Percent    Amount  Percent   Amount
                                                        (Dollars in thousands)
Real estate loans..................    45%   $ 45,000     4%    $  5,000    22%   $ 50,000
Commercial and industrial loans....    25      25,000     4        5,000    13      30,000
Other loans........................     1       1,000    43       55,000    25      56,000
Unallocated........................    29      29,842    49       61,612    40      91,454
                                      ---    --------   ---     --------    ---    --------
Total..............................   100%   $100,842   100%    $126,612   100%   $227,454
                                      ===    ========   ===     ========    ===    ========



                                                          December 31, 1990
                                                   Allocation of the Allowance for
                                                   Possible Loan Losses by Category

                                          Domestic           Foreign            Total
                                    Percent    Amount   Percent   Amount  Percent   Amount
                                                         (Dollars in thousands)
Real estate loans..................   85%     $35,000      1%   $  1,000    15%   $ 36,000
Commercial and industrial loans....   12        5,000      2       3,000     3       8,000
Other loans........................    2        1,000     74     146,000    62     147,000
Unallocated........................    1          310     23      45,324    20      45,634
                                     ---      --------   ---    --------   ---    --------
Total..............................  100%     $41,310    100%   $195,324   100%   $236,634
                                     ===      =======    ===    ========   ===    ========

                                                         December 31, 1989
                                                   Allocation of the Allowance for
                                                   Possible Loan Losses by Category

                                          Domestic          Foreign             Total
                                     Percent   Amount   Percent   Amount    Percent  Amount
                                                         (Dollars in thousands)
Real estate loans..................    51%  $  17,000     __%   $  1,000       6%  $ 18,000
Commercial and industrial loans....    27       9,000      1       3,000       4     12,000
Other loans........................     3       1,000     71     179,000      63    180,000
Unallocated........................    19       6,629     28      70,872      27     77,501
                                      ---    --------    ---     -------     ---   --------
Total..............................   100%   $ 33,629    100%   $253,872     100%  $287,501
                                      ===    ========    ===    ========     ===   ========

     At December 31, in each of the years 1993 through 1989, the Corporation's allowance for possible loan losses represented approximately 198%, 128%, 145%, 159% and 326%, respectively, of total non-accrual and restructured loans. The coverage of the allowance for loan losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for loan losses that management utilizes.

     The Corporation's policy is to maintain an allowance for loan losses that is adequate to absorb all inherent credit losses in the Corporation's credit portfolios, including off-balance sheet credit instruments. Inherent losses are unconfirmed losses that probably exist based upon known information regarding the credit quality and portfolio characteristics prevailing as of the date of the evaluation. Future events are expected to confirm these losses, at which time these amounts will be charged off against the allowance for loan losses.

     The Corporation performs a comprehensive and consistently applied analysis of the various factors that affect collectibility that is in accordance with regulatory guidance. The process is complex and includes several different analyses of the portfolio. Management analyzes its portfolio by three main components: individually significant loans, homogeneous groups or pools of loans, and other segmentations of the portfolio into pools of loans with similar risk characteristics, such as risk classification, type of loan, industry group, collateral, size and maturity and country risk characteristics.

     The individually significant loans represent larger more problematic loans which are individually assessed as to collectibility. For homogeneous portfolios, principally the consumer retail portfolio, the Corporation utilizes the prior year's loss experience to estimate an amount necessary to provide for the upcoming twelve months of expected losses. For the other segmentations of the portfolio, historical loss rates are calculated for loans with similar characteristics. These loss rates are updated quarterly and are based upon the loss experience incurred for more than the last five years.

     While the historical loss rates provide a starting point for the Corporation's analysis, historical losses are not by themselves a sufficient basis to determine the appropriate level of the allowance for loan losses. The actual rate selected for the analysis may differ from the calculated loss rate as the historical rate may be adjusted upward or downward to reflect current and anticipated business and economic conditions and other factors which are likely to cause the current portfolio to differ from historical experience. The Corporation's allowance also reflects a margin for the imprecision in the estimates of expected credit losses. The resultant allowance for loan losses is viewed by management as a single, unallocated allowance available for all credit losses and any segmentation thereof is done only for compliance with reporting requirements.

Financial Ratios

     The following table presents average stockholders' equity as a percentage of average assets and the Corporation's returns on average stockholders' equity and average total assets (based on net income) and its dividend payout ratio (based on net income applicable to Common Stock) for each of the years in the three years ended December 31, 1993.

                                                                     Year Ended December 31,
                                                                  -----------------------------
                                                                    1993       1992       1991

Average stockholders' equity as a percentage of average assets...   6.33%      6.43%      5.93%
Return on average stockholders' equity...........................  12.73      11.95      12.33
Return on average total assets...................................    .81        .77        .73
Dividend payout ratio............................................  20.80      22.67      24.10

     The rate of the quarterly dividend payable on the Corporation's Common Stock, adjusted to reflect a three-for-two stock split distributed on October 21, 1991, was $.213 per share commencing with the dividend payment on April 1, 1989, was increased to $.22 per share commencing with the dividend payment on April 1, 1990, was increased to $.233 per share with the dividend payment on April 1, 1991, was increased to $.25 per share commencing with the dividend payment on January 1, 1992, was increased to $.27 per share commencing with the dividend payment on April 1, 1993 and will be increased to $.33 commencing with the dividend payable on April 1, 1994.

Competition

     All of the Corporation's banking activities are highly competitive. The Bank and RBS compete actively with other commercial banks, savings and loan associations, financing companies, credit unions and other financial institutions located throughout the United States and, in some of their activities, with government agencies. For international business, the Bank competes with other United States banks which have foreign installations and with other major foreign banks located throughout the world.

Employees

     As of December 31, 1993, the Corporation had approximately
5,300 full-time equivalent employees.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Corporation.

     For information concerning transactions with persons related to the Corporation and its management see Item 13 in Part III of this Report and the section entitled "Transactions with Management and Related Persons" found on pages 19 and 20 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 16, 1994 for its 1994 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

                  SUPERVISION AND REGULATION

General

     The Corporation is a bank holding company within the meaning of the United States Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered as such with the Federal Reserve Board. As a registered bank holding company, the Corporation is subject to substantial regulation and supervision by the Federal Reserve Board. The Corporation's subsidiary banks are subject to regulation and supervision by federal and state bank regulatory agencies, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department. Federal banking and other laws impose a number of requirements and restrictions on the operations and activities of depository institutions. In addition, the federal banking agencies are currently implementing recently enacted legislation that might result in additional substantial restrictions on operations and activities and increased operating costs.

     The BHCA requires the prior approval of the Federal Reserve Board for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company. In addition, the BHCA prohibits the Corporation from acquiring direct or indirect control of more than a 5% interest in a bank or bank holding company located in a state other than New York unless the laws of such state expressly authorize such acquisition. Also, under the BHCA, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. The BHCA also authorizes the Federal Reserve Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The effect of the Federal Reserve Board's findings under this standard has been to expand the financially related activities in which bank holding companies may engage.

     The Federal Reserve Act imposes restrictions on extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the BHCA and the Federal Reserve Board's regulations, a bank holding company, as well as certain of its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

     Under longstanding policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. As a result of such policy, the Corporation may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy.

     There are also various requirements and restrictions imposed by the laws of the United States and the State of New York and by regulations of the Federal Reserve System, of which the Bank is a member, affecting the operations of the Corporation, the Bank and their subsidiaries, including the requirement to maintain reserves against deposits, restrictions relating to the nature and amount of loans that may be made by the Bank, the interest that may be charged thereon and restrictions relating to investments, branching and other activities of the Corporation, the Bank and their subsidiaries.

     RNYSC is subject to supervision and regulation by the Federal Reserve Board, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers and the Commodity Futures Trading Commission. RAM is also subject to supervision and regulation by the Federal Reserve Board, the Securities and Exchange Commission and the Commodity Futures Trading Commission. As a registered investment adviser and a commodity trading adviser, RAM is also subject to the provisions of the Investment Advisers Act of 1940 and the Commodity Exchange Act, respectively. Both RNYSC and RAM are subject to the rules and regulations applicable to broker-dealers and investment advisers, respectively, in each state in which they operate.

Capital Requirements

     The Corporation is subject to risk-based capital requirements for bank holding companies. The requirements provide that the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit and derivative instruments) be equal to 8.0% of risk-weighted assets. Of this amount, at least half must be composed of common equity, minority interest, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of certain amounts of subordinated debt and cumulative preferred stock and a limited amount of the allowance for loan losses ("Tier 2 capital"). A final rule that became effective in 1993 requires the deduction of intangible assets recorded prior to February 19, 1992, purchased mortgage servicing rights and purchased credit card relationships, subject to certain minimums.

     In addition to the risk-based capital requirements described above, the Corporation must maintain a minimum leverage ratio of 3% (defined as Tier 1 capital divided by consolidated quarterly average total assets). Bank holding companies that are experiencing significant growth or are actively seeking acquisitions are expected to maintain a leverage ratio of 4% to 5%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law on December 19, 1991, further requires the federal bank regulatory agencies bi-annually to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities. Regulations incorporating concentrations of credit risk and risk from non-traditional activities into bank capital requirements were proposed on March 29, 1993 and reproposed in modified form on February 22, 1994 and are currently being reviewed by the Corporation. The Corporation does not believe that the proposed regulations will materially affect the Corporation's level of Tier 1 capital.

     FDICIA also revised bank regulatory structures embodied in several other federal banking statutes, required the federal banking regulators to set five capital levels ranging from "well capitalized" to "critically undercapitalized", authorized federal banking regulators to intervene in connection with the deterioration of a bank's capital level, placed limits on real estate lending and tightened audit requirements. If a banking institution fails to meet the capital guidelines, banking regulators could require it to raise additional capital to meet such capital requirements. An "undercapitalized" bank must develop a capital restoration plan approved by the appropriate bank regulators and the bank's compliance with such plan must be guaranteed by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the capital plan and is accorded a priority, in the event of the bankruptcy of the parent holding company, over the parent's general unsecured creditors.

     Legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides for a preference in right of payment of certain claims realized in the "liquidation or other resolution" of any depository institution insured by the FDIC.
That statute requires claims to be paid in the following order of priority: (i) administrative expenses of the receiver; (ii) any deposit liability of the institution; (iii) any other general or senior liability of the institution (which is not an obligation described in clause (iv) or (v) below); (iv) any obligation subordinated to depositors or general creditors (which is not an obligation described in clause (v) below); and (v) any obligation to shareholders or members (including any depository institution holding company or any shareholder or creditor of such company). For purposes of the statute, deposit liabilities would include any deposit payable at an office of the insured depository institution located in the United States, but would not include any deposit payable at an office outside the United States or any international banking facility deposit.

     The banking supervisory authorities in the Group of Ten countries and Luxembourg adopted a framework for standardizing bank capital adequacy requirements in the international banking system. The framework establishes minimum levels of capital for international banks and ties the capital a bank must hold to its risk-weighted asset mix. The Corporation and certain of its banking subsidiaries are located in such countries and are subject to the framework's requirements, as implemented by the appropriate local supervisory authority.

Insurance Premiums

     FDICIA also revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and funding of the
Bank Insurance Fund ("BIF") administered by the FDIC.   Among the
significant revisions that could have an impact on the Corporation is the authority granted the FDIC to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessments on BIF member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA.

     On September 15, 1992, the FDIC adopted final rules that revised the assessments paid by insured depository institutions for deposit insurance. The amended regulations increased the deposit insurance assessment for certain members of the BIF effective for the first semiannual period of 1993, and thereafter, and adopted a transitional risk-based deposit insurance assessment system.

     Under the FDIC's plan, the assessment of 23 cents per $100 of domestic deposits for all depository institutions was changed, effective January 1, 1993, to an assessment based on a depository institution's assessment risk classification depending on whether it is considered "well capitalized", "adequately capitalized" or "undercapitalized" and on certain supervisory evaluations of the institution as "healthy", cause for "supervisory concern" and cause for "substantial supervisory concern" (designated as supervisory subgroups "A", "B" and "C", respectively, for reference purposes). Under the assessment rate schedule adopted, a well capitalized bank in subgroup "A" will be assessed at the current rate of 23 cents per $100 of domestic deposits. For purposes of the FDIC's deposit insurance assessment rules, an institution will be considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier
1 leverage ratio of at least 5%; "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%; and "undercapitalized" if it does not meet either of the foregoing standards.

     FDICIA generally limits the FDIC's ability to protect all deposits, including those exceeding the $100,000 insurance limit and foreign deposits. The legislation also provides that only "well capitalized banks" and "adequately capitalized banks" can use brokered deposits. "Adequately capitalized banks" can accept brokered deposits only if they first obtain waivers from the FDIC and they cannot pay above-market rates on such deposits. "Well capitalized banks" and "adequately capitalized banks" can insure accounts on a pass-through basis established under certain qualified employee benefit plans.

Miscellaneous

     Significant provisions of FDICIA require federal banking regulators to draft standards in a number of other areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. FDICIA requires the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contains provisions which tighten independent auditing requirements, restrict the activities of state-chartered banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window, and require federal banking regulators to perform annual on-site bank examinations and set standards for real estate lending.

     To date, the banking regulators have issued proposed regulations and in some cases adopted final regulations under FDICIA covering (i) real estate lending standards, requiring depository institutions to develop and implement internal procedures, including setting specific loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk, and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) risk-based FDIC insurance premiums; (v) rules prohibiting, with certain exceptions, state banks from making equity investments of the types and amount not permissible for national banks; and (vi) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution. The Corporation cannot, at this stage, determine what impact, if any, such rules and regulations may have on its financial condition or operations. It is anticipated that such rules and regulations and other provisions of FDICIA will result in increased costs for the banking industry due to increased FDIC assessments and in more limitations on activities by all but the most well capitalized depository institutions.

     It should be noted that the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank or savings association subsidiary of a bank holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's subsidiary banks or savings associations or for assistance provided by the FDIC to such an institution in danger of default. The domestic banking subsidiaries of the Corporation are subject to such a cross-guarantee.

     The federal International Lending Supervision Act of 1983 (the "Act") requires banking institutions to maintain a special reserve out of current income against certain international assets. A special reserve will be required if the relevant bank regulatory agency determines that the quality of the assets has been impaired by a protracted inability of public or private borrowers in a foreign country to make payments on their external indebtedness or that no definite prospects exist for orderly restoration of debt service. To date, the foregoing provisions of the Act have not affected the reserves maintained by the Corporation. It is not possible to predict the extent to which the provisions of the Act requiring the establishment of special reserves will affect the Corporation's earnings in the future.

Dividends

     The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. In 1990, the Comptroller of the Currency and the Federal Reserve Board, regarding state-chartered banks that are members of the Federal Reserve System, enacted amendments to the restrictions relating to the way in which national banks calculate their dividend payment capacity, aligning the treatment of loan loss reserves for dividend payment purposes with regulatory reporting standards. The current rule provides, among other things, that national banks cannot include provisions to their loan loss reserves as part of income when calculating the amount of dividends they may pay. National banks are also required to use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the Comptroller of the Currency is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. The Comptroller of the Currency also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in what, in his opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Similarly, in respect of RBS, New York State banking law requires the approval of the Superintendent of Banks if the total of all dividends declared were to exceed net profits as defined.
In addition, the agreement pursuant to which the Corporation acquired RBS provides that dividends may not be paid by RBS if its primary or total capital is, or as a result of any such dividend payment would be, below the minimum amounts required by applicable regulations. Based on the Bank's and RBS' financial position at December 31, 1993, under the foregoing formulae, the Bank may declare dividends in 1994 without approval of the Comptroller of the Currency, and RBS could declare aggregate dividends in 1994, without regulatory approval, of approximately $187 million and $19 million, respectively, plus an additional amount equal to their respective net profits for 1994 up to the date of any dividend declaration. There are no regulatory or contractual restrictions on Factors' ability to pay dividends to the Corporation.

                  EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Corporation, the Bank and RBS are affected not only by general economic conditions, both domestic and foreign, but also by legislative and regulatory changes which, among other things, affect lending rates and costs and by the monetary and fiscal policies of the United States government, its agencies, including the Federal Reserve Board, and of foreign governments and international agencies.

     The policies of the various governmental authorities influence to a significant extent the growth of bank loans, investments and deposits. The nature and impact of future changes in such monetary and fiscal policies on the Corporation's, the Bank's and RBS' future business and earnings are not predictable.


Item 2. Properties

     The Corporation has its principal offices in its world headquarters building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank, and also owns properties in Miami, Florida, Buenos Aires, Argentina, Santiago, Chile, Montevideo, Uruguay, Milan, Italy and London, England, which house the Bank's offices in those locations. The Bank and RBS also own other properties in New York City, which are
principally occupied by branches.   All of the remainder of the
Corporation's offices and other facilities throughout the world are leased.

Item 3. Legal Proceedings

     The nature of its business generates a certain amount of litigation against the Corporation involving matters arising in the ordinary course of the Corporation's business. None of the legal proceedings currently pending or threatened to which the Corporation or its subsidiaries is a party or to which any of their properties are subject will have, in the opinion of management of the Corporation, a material effect on the business or financial condition of the Corporation or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

     No meetings of security holders were held during the fourth quarter of 1993.

Item 10. Directors and Executive Officers of the Corporation

     (a) Names, Ages and Positions

     The names, ages and positions of the executive officers of the Corporation are as follows:


                           Position with                Position with
Name                  Age  the Corporation*             the Bank*
- ----                  ---  ---------------              -------------
Walter H. Weiner....  63   Chairman of the Board and    Chairman of the Board and
                           Chief Executive Officer      Chief Executive Officer
Jeffrey C. Keil.....  50   President                    Vice Chairman of the Board
Peter A. Cohen......  47   Vice Chairman                     ---
Cyril S. Dwek.......  57   Vice Chairman                Vice Chairman of the Board
Ernest Ginsberg.....  63   Vice Chairman and            Vice Chairman of the Board
                            General Counsel
Vito S. Portera.....  51   Vice Chairman                Vice Chairman of the Board
Dov C. Schlein......  46   Vice Chairman                President
Nathan Hasson.......  48   Vice Chairman                Vice Chairman of the Board
                                                         and Treasurer
- --------------
* Except for Peter A. Cohen, a director of the Corporation, each of the above-named officers is a director of both the Corporation and the Bank.

     Each of the above executive officers is a member of the respective Management Executive Committees of the Corporation and the Bank, except for Peter A. Cohen who is not a member the Bank's Management Executive Committee. The term of each such officer is for a year, which runs from the annual meeting of the Board of Directors of the Corporation and the Bank, respectively, following the Annual Meeting of Stockholders of each, until the next such Annual Meeting or until removed by the respective Board of Directors. Each of the above officers' service in his current position is indicated in his biography below.

     Mr. Edmond J. Safra is the Honorary Chairman of the Board of
Directors of the Corporation and the Bank.   Mr. Safra is Chairman
of the Board of Republic National Bank of New York (Suisse) S.A., the Bank's affiliate in Geneva, Switzerland. In addition, Mr. Safra is a principal stockholder of the Corporation, owning approximately 28.4% of the Corporation's outstanding Common Stock, as of March 8, 1994, through his ownership of all the outstanding shares of Saban S.A., which owns directly and indirectly 14,959,436 shares of the Corporation's Common Stock and of another corporation which owns 29,776 shares of the Corporation. The advice of Mr. Safra, as the principal stockholder, is often sought by the Corporation with respect to major policy decisions and other significant matters.

     (b) Biographies of Corporation's Executive Officers

     The biographical information for the past five years for the above executive officers of the Corporation is as follows:

     Walter H. Weiner has been a director and Chairman of the Board of the Corporation and the Bank and a director of RBS for over five years. Mr. Weiner also serves as a member of RBS' Compensation and Benefits, Credit Review and Executive Committees.

     Jeffrey C. Keil has been a director and President of the Corporation and a director and a Vice Chairman of the Board of the Bank and a director of RBS for over five years. Mr. Keil also serves as a member of RBS' Executive Committee.

     Peter A. Cohen has been a director and a Vice Chairman of the Corporation since November 1992. Since such time he also has been Chairman of RNYSC. From February 1990 to November 1992, Mr. Cohen was a consultant, principally with Andrew Lauren & Co. Prior to February 1990, Mr. Cohen was Chairman and Chief Executive Officer of Shearson Lehman Hutton, Inc.

     Cyril S. Dwek has been a director of the Corporation and the Bank and a Vice Chairman of the Corporation and a Vice Chairman of the Board of the Bank in charge of the International Department for over five years. Mr. Dwek has been a director of RBS since April 1990.

     Ernest Ginsberg has been a director and a Vice Chairman and General Counsel of the Corporation and a director and a Vice Chairman of the Board of the Bank for over five years. Until July 1990, he had also been General Counsel of the Bank for over five years. Mr. Ginsberg has been a director of RBS and a member of its Executive Committee for over five years.

     Vito S. Portera has been a director of the Corporation for over five years and a Vice Chairman of the Corporation since April 1989. He has been a director and a Vice Chairman of the Board of the Bank and RBS for over five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York, the Miami, Florida Edge Act subsidiary of the Bank, for over five years.

     Dov C. Schlein has been a director and a Vice Chairman of the Corporation and a director and President of the Bank and a director of RBS for over five years. Mr. Schlein also serves as a member of RBS' Compensation and Benefits and Executive
Committees.

     Nathan Hasson was elected a director and appointed a Vice Chairman of the Corporation in January 1993. He has been a director and a Vice Chairman of the Board of the Bank for over five years in charge of its Financial Management Group. He also serves as Treasurer of the Bank and RBS. Mr. Hasson has been a director of RBS since April 1990.

                           PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     Information on the market prices of the Corporation's Common Stock, dividend payments on the Common Stock, the number of stockholders of record and related matters may be found in the section entitled "Security Market Information" on page 49 in the Corporation's 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Item 6.  Selected Financial Data

     Data for each of the years in the five-year period ended December 31, 1993 on the Corporation's operating income, net income, including earnings per share data, assets, long-term debt, dividends and other relevant matters are presented in the section entitled "Selected Financial Data" on pages 82 and 83 in the Corporation's 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The section entitled "Management's Discussion and Analysis" on pages 28 through 49 in the 1993 Annual Report to Stockholders is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements of the Corporation as of December 31, 1993 and 1992 and for each of the years in the three year period ended December 31, 1993 are found on pages 50 through 53 in the 1993 Annual Report to Stockholders and, together with the accompanying notes thereto found on pages 55 through 76 and the Independent Auditors' Report on Financial Statements found on page 77 in such report, are hereby incorporated herein by reference. Selected quarterly data presented on page 80 in such Annual Report in the section entitled "Selected Financial Data" are also hereby incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     None.

                         PART III

Item 10.  Directors and Executive Officers of the Registrant

     See Item 10 in Part I of this Report for information on executive officers of the Corporation. Information concerning the directors of the Corporation and nominees for election as directors thereof is presented on pages 2 through 5 in the section entitled"Election of Directors" in the Corporation's definitive Proxy Statement dated March 16, 1994 for its 1994 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 11.  Executive Compensation

     Information concerning compensation of executive officers of the Corporation is presented in the section "Compensation of Directors and Executive Officers - Executive Officers" found on pages 9 through 18 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 16, 1994 for its 1994 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     Information concerning the number of shares of Common Stock of the Corporation beneficially owned by certain owners and management is presented on pages 2 through 5 in the section "Election of Directors" and page 21 in the section entitled "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement dated March 16, 1994 for its 1994 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information concerning transactions between the Corporation and executive officers and directors and certain related persons is presented in the section "Transactions with Management and Related Persons" found on pages 19 and 20 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 16, 1994 for its 1994 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934 and in Note 17 of the Notes to Consolidated Financial Statements accompanying the Corporation's financial statements in the 1993 Annual Report to Stockholders, both of which are hereby incorporated herein by reference.

                              PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) Financial Statements, Financial Statement Schedules and
         Exhibits
         (i) Financial Statements of Republic New York Corporation and Subsidiaries, included in the Annual Report to Stockholders for the year 1993 (on pages indicated below) and incorporated herein by reference:

                                                                       Page
          Consolidated Statements of Condition, December 31, 1993
          and 1992................................................      50
          Consolidated Statements of Income, Years ended December
          31, 1993, 1992 and 1991.................................      51
          Consolidated Statements of Changes in Stockholders'
          Equity, Years ended December 31, 1993, 1992 and 1991....      52
          Consolidated Statements of Cash Flows, Years ended
          December 31, 1993, 1992 and 1991........................      53
          Notes to Consolidated Financial Statements..............      55
          Independent Auditors' Report on Financial Statements....      77

     (ii) Financial Statement Schedules of Republic New York Corporation (Parent Company Only) are shown in the notes to the respective financial statements. See Note 19 of the Notes to Consolidated Financial Statements accompanying the Corporation's financial statements in the 1993 Annual Report to Stockholders which is hereby incorporated herein by reference.

     (iii)  Exhibits

        3(a)   Articles of Incorporation as amended through April 21, 1993.
         (b)   By-Laws of the Corporation as amended through July
               20, 1988. (1)
        4(a)   Articles Supplementary creating a series of
               Cumulative Preferred Stock, Floating Rate Series B
               dated March 7, 1984. (2)
         (b)   Articles Supplementary creating a series of Dutch
               Auction Rate Transferable Securities, Preferred
               Stock, Series A and Series B, dated March 27, 1986. (2)
         (c)   Articles Supplementary creating a series of Money
               Market Cumulative Preferred Stock, dated July 22, 1987. (2)
         (d)   Articles Supplementary creating a series of
               Remarketed Preferred Stock, dated July 29, 1987. (2)
         (e)   Articles Supplementary creating a series of $3.375
               Cumulative Convertible Preferred Stock, dated May 14, 1991. (2)
         (f)   Articles Supplementary creating a series of $1.9375
               Cumulative Preferred Stock, dated February 26, 1992. (2)
         (g)   Indenture, dated as of May 1, 1986, between Republic
               New York Corporation and Manufacturers Hanover Trust
               Company, as Trustee, for the issuance of the
               Corporation's 8 3/8% Notes Due 1996. (3)
         (h)   Indenture dated January 15, 1987 between Republic
               New York Corporation and Bankers Trust Company, as
               Trustee, for the issuance of the Corporation's
               Putable Capital Notes. (4)
         (i)   Standard Multiple - Series Indenture Provisions,
               dated as of May 15, 1986. (5)
         (j)   Senior Indenture, dated as of May 15, 1986, between
               Republic New York Corporation and Manufacturers
               Hanover Trust Company, as Trustee. (5)
         (k)   First Supplemental Indenture to Senior Indenture,
               dated as of May 15, 1991. (6)
         (l)   Second Supplemental Indenture to Senior Indenture,
               dated as of April 15, 1993. (7)
         (m)   Subordinated Indenture dated as of May 15, 1986,
               between Republic New York Corporation and Bankers
               Trust Company, as Trustee. (8)
         (n)   First Supplemental Indenture to Subordinated
               Indenture, dated as of May 15, 1991. (6)
         (o)   Second Supplemental Indenture to Subordinated
               Indenture, dated as of April 15, 1993. (7)
         (p)   Subordinated Indenture, dated as of October 15,
               1992, between Republic New York Corporation and
               Citibank, N.A., as Trustee. (9)
         (q)   First Supplemental Indenture to 1992 Subordinated
               Indenture, dated as of April 15, 1993. (7)
         (r)   Form of Senior Security. (10)
         (s)   Form of Subordinated Security. (10)
       10(a)   Copy of agreement dated May 27, 1988 among Vito S.
               Portera and Republic New York Corporation and
               Republic National Bank of New York. (11)
         (b)   Amended and Restated Deferral Agreement dated
               December 31, 1993  between Walter H. Weiner and
               Republic New York Corporation.
         (c)   Form of Amended and Restated Deferral Agreement.
         (d)   Form of Deferral Agreement.
         (e)   1994 Performance Based Incentive Compensation Plan
               (as approved by the Board of Directors of the
               Corporation on January 19, 1994 subject to
               stockholder approval). (12)
          11   Computation of Earnings Per Share of Common Stock.
          12   Calculation of Ratios of Earnings to Fixed Charges -
               Consolidated.
          13   Annual Report to Stockholders for year 1993 (to the
               extent incorporated herein by reference).
          21   Subsidiaries of the Corporation.
          23   Consents of Experts and Counsel.


  (1) Incorporated herein by reference to such Exhibit filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1988 (Exhibit 3(b)).
  (2)  Filed herewith in Exhibit 3(a).
  (3) Incorporated herein by reference to such Exhibit filed with the Corporation's Registration Statement on Form S-3, No.
       33-5074 (Exhibit 4.2).
  (4) Incorporated herein by reference to such Exhibit filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1987 (Exhibit 4(y)).
  (5) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3, No.
       33-5804 (Exhibits 4(a) and 4(b), respectively).
  (6) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3, No.
       33-40703 (Exhibits 4(c) and 4(e), respectively).
  (7) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3, No.
       33-49507, Amendment No. 1 (Exhibits 4(d), 4(g) and 4(i), respectively).
  (8) Incorporated herein by reference to such Exhibit filed with the Corporation's Current Report on Form 8-K dated February
       8, 1989 (Exhibit 4(c)).
  (9) Incorporated herein by reference to such Exhibit filed with the Corporation's Registration Statement on Form S-3, No.
       33-48651, Post-Effective Amendment No. 2 (Exhibit 4(f)).
 (10) Incorporated herein by reference to such Exhibits filed with the Corporation's Current Report on Form 8-K dated August
       6, 1992 (Exhibits 4(h) and 4(i), respectively).
 (11) Incorporated herein by reference to such Exhibits filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1991 (Exhibit 10(b)).
 (12) Incorporated herein by reference to such Exhibit filed with the Corporation's definitive Proxy Statement dated March 16,
       1994 (Exhibit 99).

       (b)The following reports on Form 8-K were filed during the last quarter of the annual period covered by this Report:

      (i) Report dated October 21, 1993 regarding the issuance of $250 million aggregate principal amount of the Corporation's 5 7/8% Subordinated Notes due 2008, and filing the Corporation's press release announcing Results for Third Quarter and Nine Month Period Ended September 30, 1993.
      (ii) Report dated October 22, 1993 regarding the issuance of $250 million aggregate principal amount of the Corporation's 5 7/8% Subordinated Notes due 2008, and filing the Corporation's press release announcing Results for Third Quarter and Nine Month Period Ended September 30, 1993.

                        SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED,
THEREUNTO DULY AUTHORIZED.

     Dated:  March 29,  1994        REPUBLIC NEW YORK CORPORATION


                                By: WALTER H. WEINER
                                    ---------------------------
                                    (Chairman of the Board)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT
OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                               Title                  Date
- ---------                               -----                  ----
                                Director and Chairman
                                    of the Board
WALTER H. WEINER               (Principal Executive Officer)   March 29, 1994
- -------------------------
                                Executive Vice President
                                    and Comptroller
                               (Principal Financial and
JOHN D. KABERLE, JR.            Accounting Officer)            March 29, 1994
- --------------------------
KURT ANDERSEN                          Director                March 29, 1994
- -------------------------

PETER A. COHEN                          Director               March 29, 1994
- -------------------------
ALBERT S. CORWEN                        Director               March 29, 1994
- -------------------------
CYRIL S. DWEK                           Director               March 29, 1994
- -------------------------
ERNEST GINSBERG                         Director               March 29, 1994
- -------------------------
NATHAN HASSON                           Director               March 29, 1994
- -------------------------
MORRIS HIRSCH                           Director               March 29, 1994
- -------------------------

- -------------------------
(Jeffrey C. Keil)                       Director

PETER KIMMELMAN                         Director              March 29, 1994
- -------------------------
LEONARD LIEBERMAN                       Director              March 29, 1994
- -------------------------
WILLIAM C. MACMILLEN, JR.               Director              March 29, 1994
- -------------------------
MARTIN F. MERTZ                         Director              March 29, 1994
- -------------------------
JAMES L. MORICE                         Director              March 29, 1994
- -------------------------
E. DANIEL MORRIS                        Director              March 29, 1994
- -------------------------
JANET L. NORWOOD                        Director              March 29, 1994
- -------------------------
JOHN A. PANCETTI                        Director              March 29, 1994
- -------------------------

- -------------------------               Director
(Javier Perez de Cuellar)

VITO S. PORTERA                         Director               March 29, 1994
- -------------------------
WILBUR M. RABINOWITZ                    Director               March 29, 1994
- -------------------------
WILLIAM P. ROGERS                       Director               March 29, 1994
- -------------------------
DOV C. SCHLEIN                          Director               March 29, 1994
- -------------------------
JACQUES TAWIL                           Director               March 29, 1994
- -------------------------
PETER WHITE                             Director               March 29, 1994
- -------------------------

                         REPUBLIC NEW YORK CORPORATION

                                    FORM 10-K

                                 EXHIBIT INDEX

Exhibit No.          Description
- -----------          -----------
 3(a)              Articles of Incorporation as amended through
                   April 21, 1993.
10(b)              Amended and Restated Deferral Agreement dated
                   December 31, 1993 between Walter H. Weiner and
                   Republic New York Corporation.
  (c)              Form of Amended and Restated Deferral Agreement.
  (d)              Form of Deferral Agreement.
11                 Computation of Earnings per Share of Common Stock.
12                 Calculation of Ratios of Earnings to Fixed Charges -
                   Consolodated.
13                 Annual Report to Stockholders for year 1993
                   (to the extent incorporated herein by reference).
21                 Subsidiaries of the Corporation.
23                 Consents of Experts and Counsel.