Form 10-Q
period 1994-03-31
REPUBLIC NEW YORK CORP
filed 1994-05-13
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1994      Commission File  No. 1-7436

                       REPUBLIC NEW YORK CORPORATION
         (Exact name of registrant specified in its charter)



         Maryland                                         13-2764867
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)




  452 Fifth Avenue, New York, New York                      10018
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code (212) 525-6100


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes.X..        No....



Number of shares outstanding of the issuer's common stock, as of April 30, 1994: 52,463,963 shares.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION
                                                                 Page No.

Item 1. Financial Statements:
           Consolidated Statements of Condition - Unaudited
             March 31, 1994 and December 31, 1993                    2

           Consolidated Statements of Income - Unaudited
             Three-Months Ended March 31, 1994 and 1993              3

           Consolidated Statements of Cash Flows - Unaudited
             Three-Months Ended March 31, 1994 and 1993              4

           Notes to Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis                         6-11



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            12

       The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.


                                   -1-

ITEM 1.  FINANCIAL STATEMENTS

                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CONDITION
                                      UNAUDITED
                               (Dollars in thousands)
                                                          March 31,     December 31,
                                                            1994            1993
Assets
Cash and due from banks                                  $   602,263     $   636,633
Interest-bearing deposits with banks                       5,505,088       5,346,647
Precious metals                                            1,521,937       1,117,610

Securities held to maturity (approximate market
  value of $1,986,239 in 1994 and $2,088,805 in 1993)      1,984,730       1,992,847
Securities available for sale (at approximate market
  value)                                                  12,601,033      12,956,946
     Total investment securities                          14,585,763      14,949,793

Trading account assets (note 1)                            2,954,056       1,194,629
Federal funds sold and securities purchased
  under resale agreements                                  2,159,596       2,322,465
Loans (net of unearned income of $92,137 in 1994
  and $94,825 in 1993)                                    10,051,994       9,508,558
  Allowance for possible loan losses                        (313,416)       (311,855)
     Loans (net)                                           9,738,578       9,196,703
Customers' liability on acceptances                        1,314,756       1,134,294
Accounts receivable and accrued interest                   2,095,877       2,117,879
Investment in affiliate                                      581,395         625,333
Premises and equipment                                       398,632         399,626
Other assets                                                 404,675         451,860
     Total assets                                        $41,862,616     $39,493,472

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
  In domestic offices                                    $ 1,311,338     $ 1,427,518
  In foreign offices                                         142,574         135,251
Interest-bearing deposits:
  In domestic offices                                      8,648,135       8,724,797
  In foreign offices                                      12,037,254      12,513,684
     Total deposits                                       22,139,301      22,801,250
Trading account liabilities (note 1)                       2,484,177         177,475
Short-term borrowings (note 2)                             5,879,697       4,164,419
Acceptances outstanding                                    1,315,706       1,137,636
Accounts payable and accrued expenses                      2,040,936       2,873,903
Due to factored clients                                      558,558         614,549
Other liabilities                                             95,769         122,203
Long-term debt                                             2,628,242       2,582,875
Subordinated long-term debt and perpetual
  capital notes                                            2,205,674       2,271,940

Stockholders' equity:
  Cumulative preferred stock, no par value
     8,131,000 shares outstanding                            556,425         556,425
  Common stock, $5 par value
     150,000,000 shares authorized; 52,475,051
     shares outstanding in 1994 and 52,703,271 in 1993       262,375         263,516
  Surplus                                                    452,427         459,713
  Retained earnings                                        1,265,093       1,204,818
  Net unrealized gain (loss) on securities available
    for sale, net of taxes                                   (21,764)        262,750
     Total stockholders' equity                            2,514,556       2,747,222
     Total liabilities and stockholders' equity          $41,862,616     $39,493,472

See accompanying notes to consolidated financial statements.

                                         -2-

                  REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                     UNAUDITED
                       (In thousands except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                               1994        1993
  INTEREST INCOME:
     Interest and fees on loans                             $165,306    $149,155
     Interest on deposits with banks                          53,322      94,035
     Interest and dividends on investment securities:
        Taxable                                              218,443     216,685
        Exempt from federal income taxes                      17,499      15,837
     Interest on trading account assets                       18,447       8,718
     Interest on federal funds sold and securities
        purchased under resale agreements                     11,312       7,049
               Total interest income                         484,329     491,479

     INTEREST EXPENSE:
     Interest on deposits                                    168,027     175,647
     Interest on short-term borrowings                        53,214      55,483
     Interest on long-term debt                               64,902      68,864
               Total interest expense                        286,143     299,994

     NET INTEREST INCOME                                     198,186     191,485
     Provision for loan losses                                10,000      25,000
     Net interest income after provision for
        loan losses                                          188,186     166,485

     OTHER OPERATING INCOME:
     Income from precious metals                              13,181       5,484
     Foreign exchange trading income                          22,332      24,979
     Trading account profits and commissions                  13,243       8,764
     Investment securities gains (losses), net                 3,088         (86)
     Net loss on loans sold or held for sale                    (500)       (675)
     Commission income                                        17,500       9,429
     Equity in earnings of affiliate                          21,110      13,302
     Other income                                             14,591      19,779
               Total other operating income                  104,545      80,976

     OTHER OPERATING EXPENSES:
     Salaries                                                 56,791      48,237
     Employee benefits                                        38,812      31,737
     Occupancy, net                                           13,986      11,767
     Other expenses                                           66,339      55,124
               Total other operating expenses                175,928     146,865

     INCOME BEFORE INCOME TAXES                              116,803     100,596
     Income taxes                                             37,024      31,851
     NET INCOME                                             $ 79,779    $ 68,745

     NET INCOME APPLICABLE TO COMMON STOCK                  $ 72,695    $ 61,580

     Net income per common share:
       Primary                                              $   1.38    $   1.18
       Fully diluted                                        $   1.34    $   1.15
     Average common shares outstanding:
       Primary                                                52,557      52,196
       Fully diluted                                          56,396      56,052

     See accompanying notes to consolidated financial statements.

                                           -3-

                       REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                       (In thousands)
                                                                   Three Months Ended
                                                                       March 31,
                                                                  1994            1993
Cash Flows From Operating Activities:
   Net income                                                 $    79,779     $    68,745
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization, net                           16,361           9,890
      Provision for loan losses                                    10,000          25,000
      (Gains) losses on sales of investment securities, net        (3,088)             86
      Net loss on loans sold or held for sale                         500             675
      Equity in earnings of affiliate                             (21,110)        (13,302)
      Net (increase) decrease in trading accounts                 142,948        (108,916)
      Net increase in accounts receivable and
        accrued interest                                           30,060          14,132
      Net decrease in accounts payable and accrued expenses      (480,812)        (14,740)
      Other, net                                                   66,028        (204,470)
      Net cash used by operating activities                      (159,334)       (222,900)

Cash Flows From Investing Activities:
   Net (increase) decrease in interest-bearing deposits
     with banks                                                  (158,441)      3,291,462
   Net (increase) decrease in federal funds sold and
     securities purchased under resale agreements                 162,869        (263,926)
   Net decrease in short-term investments                          57,259          16,838
   Purchases of securities available for sale                  (1,535,092)            -
   Proceeds from sales of securities available for sale           184,906             -
   Proceeds from maturities of securities available
     for sale                                                   1,099,173             -
   Purchases of securities held to maturity                       (22,870)       (973,775)
   Proceeds from sales of securities held to maturity                 -             6,201
   Proceeds from maturities of securities held to maturity         15,592         442,169
   Net increase in loans                                         (624,814)        (51,379)
      Net cash provided (used) by investing activities           (821,418)      2,467,590

Cash Flows From Financing Activities:
   Net decrease in deposits                                      (661,815)       (387,938)
   Net increase (decrease) in short-term borrowings             1,715,278      (1,490,734)
   Net decrease in due to factored clients                        (55,991)        (60,533)
   Proceeds from issuance of long-term debt                       145,586             -
   Repayment of long-term debt                                   (100,000)        (323,887)
   Repayment of subordinated long-term debt                       (66,000)            -
   Cash dividends paid                                            (21,294)        (20,213)
   Other, net                                                      (6,637)          1,914
      Net cash provided (used) by financing activities            949,127      (2,281,391)
      Effect of exchange rate changes on cash
        and due from banks                                         (2,745)         (7,076)
      Net decrease in cash and due from banks                     (34,370)        (43,777)
      Cash and due from banks at beginning of period              636,633         490,711

   Cash and due from banks at end of period                   $   602,263     $   446,934

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                              $   259,525    $    314,734
        Income taxes                                               16,297          15,145

See accompanying notes to consolidated financial statements.

             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993



1. On January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No.39, "Offsetting of Amounts Related to Certain Contracts." This interpretation requires, among other things, that unrealized gains and losses on certain off-balance sheet financial instruments be reported on a gross basis except when a legally enforceable netting agreement with a counterparty exists. At March 31, 1994, the adoption of this interpretation resulted in an increase in the Corporation's trading account assets and liabilities
    of approximately $1.6 billion.   The Corporation has elected not to
    restate prior periods under this interpretation.

2. On March 8, 1994, Republic National Bank of New York (the "Bank"), the principal banking subsidiary of the Corporation, received the net proceeds from the public sale, on March 1, 1994, of $1.0 billion principal amount of 4.30% Notes due March 8, 1995. The Notes are not redeemable prior to maturity and are unsecured and, except with respect to domestic deposits, are unsubordinated debt obligations of the Bank. The net proceeds of this short-term borrowing will be used for the general banking business of the Bank.

3. On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires the recognition of an obligation for the estimated cost of postemployment benefits. Postemployment is defined as the period after employment but before retirement if certain conditions are met. Postemployment benefits include, but are not limited to, salary continuation, severance benefits, job training and counseling, health care and life insurance coverage. The effect of initially adopting this SFAS and the impact of the ongoing costs are not material to the results of operations.

4. Certain amounts from the prior year have been reclassified to conform with 1994 classifications.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1994 and 42% in 1993. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the first quarter of 1994 compared to the first quarter of 1993.

                                  Increase (Decrease)
                                  1st Qtr. 1994 vs.
                                    1st Qtr.  1993
                                   Amount    Percent
(Dollars in thousands)
Interest income                  $( 6,441)    ( 1.3)
Interest expense                  (13,851)    ( 4.6)
    Net interest income             7,410       3.7
Provision for loan losses         (15,000)    (60.0)
Net interest income after
  provision for loan losses        22,410      12.9
Other operating income             23,569      29.1
Other operating expenses           29,063      19.8
Income before income taxes         16,916      15.6
Applicable income taxes             5,173      16.2
Tax equivalent adjustment             709       9.4
  Total applicable income taxes     5,882      14.9

Net income                       $ 11,034      16.1
Net income applicable
  to common stock                $ 11,115      18.0


Net Interest Income - on a fully-taxable equivalent basis, increased 3.7% to $206.4 million in the first quarter of 1994, compared to $199.0 million in the first quarter of 1993.

       As shown in the table on page 7, average interest-earning assets were $33.1 billion in the first quarter of 1994 compared to $33.5 billion in the first quarter of 1993. During the first quarter of 1994, interest-bearing deposits with banks declined significantly, while investment securities of U.S. Government agency mortgage-backed securities, federal funds sold and securities purchased under resale agreements and loans in both domestic and foreign offices each increased over the respective amounts from the first quarter of 1993. Increases in interest-bearing deposit liabilities, long-term debt and trading account liabilities were offset by a decline in short-term borrowings. The net interest rate differential was 2.53% in the first quarter of 1994, compared to 2.41% in the first quarter of last year. This increase is due primarily to a decrease in the cost of interest-bearing funds, primarily deposits and long-term debt.

                                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                           AVERAGE RATES EARNED AND PAID
                                                     UNAUDITED
                                          (Fully taxable equivalent basis)
                                               (Dollars in thousands)


                                                                 Quarter Ended March 31,
                                                        1994                                 1993
                                                                   Average                              Average
                                                       Interest     Rates                   Interest     Rates
                                           Average      Income/    Earned/      Average      Income/    Earned/
                                           Balance      Expense      Paid       Balance      Expense      Paid
Interest-earning assets:
  Interest-bearing deposits with banks  $ 4,878,003     $ 53,322      4.43%  $ 9,646,318     $ 94,035      3.95%
  Investment securities(1):
    Taxable                              14,244,415      218,443      6.22    13,020,158      216,685      6.75
    Exempt from federal income taxes      1,116,525       25,763      9.36       922,423       23,307     10.25
          Total investment securities    15,360,940      244,206      6.45    13,942,581      239,992      6.98
  Trading account assets(2)               1,088,990       18,447      6.87       793,624        8,718      4.46
  Federal funds sold and securities
    purchased under resale agreements     1,358,480       11,312      3.38       893,200        7,049      3.20
  Loans, net of unearned income:
    Domestic offices                      6,724,601      114,517      6.91     6,032,711      119,947      8.06
    Foreign offices                       3,670,611       50,789      5.61     2,171,673       29,293      5.47
          Total loans, net of unearned
            income                       10,395,212      165,306      6.45     8,204,384      149,240      7.38
          Total interest-earning assets  33,081,625     $492,593      6.04%   33,480,107     $499,034      6.04%

Cash and due from banks                     754,030                              499,732
Other assets                              7,058,686                            3,395,708
          Total assets                  $40,894,341                          $37,375,547

Interest-bearing funds:
  Consumer and other time deposits      $ 8,071,084     $ 57,486      2.89%  $ 8,288,450     $ 67,477      3.30%
  Certificates of deposit                   607,275        5,133      3.43       804,235        6,511      3.28
  Deposits in foreign offices            11,088,367      105,408      3.86    10,482,731      101,659      3.93
          Total interest-bearing
            deposits                     19,766,726      168,027      3.45    19,575,416      175,647      3.64
  Trading account liabilities (2)           164,870        2,271      5.59        30,063          343      4.63
  Short-term borrowings                   5,957,837       50,943      3.47     6,623,923       55,140      3.38
  Total long-term debt                    4,916,743       64,902      5.35     4,472,588       68,864      6.24
          Total interest-bearing funds   30,806,176     $286,143      3.77%   30,701,990     $299,994      3.96%

Noninterest-bearing deposits:
  In domestic offices                     1,294,187                            1,072,741
  In foreign offices                        140,903                               95,096
Other liabilities                         5,901,990                            3,222,227
Stockholders' equity:
  Preferred stock                           556,425                              556,425
  Common stockholders' equity             2,194,660                            1,727,068
          Total stockholders' equity      2,751,085                            2,283,493
          Total liabilities and
            stockholders' equity        $40,894,341                          $37,375,547

Interest income/earning assets                          $492,593      6.04%                  $499,034      6.04%
Interest expense/earning assets                          286,143      3.51                    299,994      3.63
Net interest differential                               $206,450      2.53%                  $199,040      2.41%

<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment included in other assets.
<F2>
(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

       The Corporation manages its sensitivity to interest rates through transactions in the cash market and by entering into off-balance-sheet contracts, including interest rate and currency swaps and interest rate caps and floors. These contracts hedge specifically identified assets or liabilities with the corresponding revenues or expenses reflected in the yield of the related on-balance-sheet asset or liability. During the past year, the Corporation has taken steps to lengthen the maturity of its liabilities. At March 31, 1994, the gross notional amount of such contracts used in asset and liability management was approximately $8.3 billion. At March 31, 1994, the net effect of these contracts was to decrease the net interest rate differential by 17 basis points. If the trend of rising interest rates during the first quarter of 1994 continues and the Corporation continues its program of lengthening liabilities without increasing earning asset balances, then net interest income and the net interest rate differential could decline.

Provision for Loan Losses - was $10.0 million in the first quarter of 1994 compared to $25.0 million in the first quarter of 1993. Net loan charge-offs, excluding restructuring country debt, were $14.1 million in the first quarter of 1994 and $14.9 million in the first quarter of 1993. Net recoveries of restructuring country debt in the first quarter of 1994 were $5.7 million, compared to recoveries of $1.2 million in the first quarter of last year.

       The allowance for possible loan losses at March 31, 1994 was $313.4 million compared to $311.9 million at December 31, 1993, while loans increased $543 million from the level at year end 1993. The allowance for possible loan losses as a percentage of loans outstanding, net of unearned income, was 3.12% at March 31, 1994 compared to 3.28% at December 31, 1993.

       At March 31, 1994, non-accrual loans were $90.3 million compared to $94.9 million at December 31, 1993 and $124.7 million at March 31, 1993. The decline from the first quarter of 1993 is primarily attributable to the decline in other foreign loans. See "Statement of Condition" below for a discussion of total non-performing assets.

       The following is a summary of total non-accrual loans at periods ending:

                                 March 31,       March 31,       Dec. 31,
(in thousands)                     1994            1993            1993
Non-accrual loans:
 Domestic                        $46,510        $ 49,318         $48,084
 Foreign-restructuring
  countries*                      33,989          41,596          33,853
 Foreign-other                     9,776          33,792          12,956
Total non-accrual loans          $90,275        $124,706         $94,893

       *On April 15, 1994, as part of the Brazilian restructuring settlement, the Corporation received bonds in exchange for substantially all of its outstandings due from Brazil, including bonds for payment of past-due interest. The market value of the bonds received exceeded the carrying value of the non-accrual loans. Upon sale of the bonds, the Corporation will recognize any gain as a recovery to the allowance for loan losses. The effect of this receipt is to reduce non-accrual loans by $33.4 million.

Other Operating Income - total other operating income was $104.5 million in the first quarter of 1994, compared to $81.0 million in the first quarter of 1993.

       Income from trading activities rose to $48.8 million in the first quarter of 1994, from $39.2 million in the first quarter of last year.
This increase was primarily due to higher levels of income from precious metals, a portion of which is attributable to the additional business generated by the acquisition on December 31, 1993 of Republic Mase Bank Limited. Trading account profits and commissions also rose in comparison to the first quarter of 1993, principally as a result of the derivative products group activities. This group contributed $10.0 million of revenue in the first quarter of 1994, compared to $3.9 million in the first quarter of last year when they commenced operations. These increases were partially offset by a decline in foreign exchange trading income.

       Investment securities gains were $3.1 million in the first quarter of 1994, resulting from sales of securities available for sale and redemptions prior to maturity of securities held to maturity, compared to investment securities losses of $0.1 million in the first quarter of 1993. A net loss on loans sold or held for sale of $0.5 million in the first quarter of 1994 compared to a net loss of $0.7 million in the first quarter of last year.

       Commission income amounted to $17.5 million in the first quarter of 1994, compared with $9.4 million in the corresponding period of 1993. The increase in the first quarter of 1994 was attributable to fees earned from the Corporation's full-service securities brokerage and investment management activities, as well as to growth in other institutional fee-based services.

       Equity in the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49% of the outstanding shares, increased 58.7% to $21.1 million in the first quarter of 1994, from $13.3 million in the first quarter of 1993.

       Other income was $14.6 million in the first quarter of 1994. In the first quarter of 1993, other income was $19.8 million, which included a $5.1 million gain on the sale of certain data processing rights.

Other Operating Expenses - were $175.9 million in the first quarter of 1994, compared to $146.9 million in the first quarter of 1993. Total operating expenses increased $29.1 million, or 19.8%, in the first quarter of 1994 from the first quarter of 1993. Of this increase, approximately $21.9 million is associated with investments in recently established business units, including Republic Mase Bank Limited, the derivative products group and retail banking expansion in California, New York and Toronto, increased domestic private banking and global trust activities and securities brokerage and investment management activities, as well as increased levels of incentive-based compensation.

       Salaries and employee benefits of $95.6 million in the first quarter of 1994 reflected an increase of 19.5% from $80.0 million in the first quarter of last year. This increase was attributable primarily to recently established business units mentioned above, which required increased staffing levels, as well as increased levels of incentive-based compensation.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if it was subject to federal, state and local income taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $5.9 million, or 14.9%, between the first quarters of 1994 and 1993. This change was primarily due to the higher level of income subject to state and local and federal income taxes at an increased federal statutory tax rate. The effective tax rate, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1994 and 1993 was 36%, respectively.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

       On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires, among other things, that securities designated as available for sale be carried at market value with the unrealized gain or loss, net of tax effect, recorded as a component of stockholders' equity. At March 31, 1994, stockholders' equity included a deduction of $21.8 million, which represents the after-tax unrealized loss in the securities available for sale portfolio and approximately 49% of Safra Republic's unrealized loss in its securities available for sale portfolio.

       The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation. Regulatory guidelines require the Corporation to exclude Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. It also requires the Corporation to exclude one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital. These regulations also require the Corporation to exclude the $21.8 million reduction of stockholders' equity related to the net unrealized losses on securities available for sale, net of income taxes as recorded in accordance with SFAS No. 115.

       At March 31, 1994, the Corporation's leverage ratio was 5.73% compared to 5.61% at year end 1993. At March 31, 1994, risk-based capital ratios were 16.59% for Tier 1, or "core", capital and 28.40% for total qualifying capital compared to 15.16% and 26.20%, respectively, at December 31, 1993. These ratios substantially exceeded the minimums in effect for bank holding companies.

       At March 31, 1994, the ratio of the Corporation's total common stockholders' equity to total assets was 4.68%, compared to 5.55% at December 31, 1993. The decline in this ratio was primarily attributable to the growth in total assets combined with the reduction in common equity related to the unrealized decline in the market value of the Corporation's portfolio of securities available for sale accounted for in accordance with SFAS No. 115.

Non-performing Assets

       At March 31, 1994, total non-performing assets of $118.2 million included $90.3 million of non-accrual loans and $27.9 million of other real estate owned. At December 31, 1993, total non-performing assets of $118.2 million included $94.9 million of non-accrual loans and $23.3 million of other real estate owned.

       The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                 March 31,       March 31,       Dec. 31,
(in thousands)                     1994            1993            1993
Total non-accrual loans          $ 90,275        $124,706        $ 94,893
Other non-performing assets:
 Other real estate owned           27,882          55,029          23,338
 Other non-accrual assets             -             3,670             -
Total other non-performing
 assets                            27,882          58,699          23,338
Total non-accrual loans and
 non-performing assets           $118,157        $183,405        $118,231


Financial Instruments

       At March 31, 1994, the net fair value appreciation of the Corporation's on balance sheet financial instruments, excluding those with maturities of under six months, was $105 million. This amount represents a decline in fair value appreciation of approximately $137 million from the $242 million net appreciation at December 31, 1993. This change in value reflects the effect of rising interest rates during the first quarter of 1994.

       Not included in the information above is the fair value of deposit liabilities with no stated maturity that are required to be reported at their carrying value. These deposits have an increased value to the Corporation during periods of rising interest rates.

                       PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.  Computation of Earnings Per Common Share

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REPUBLIC NEW YORK CORPORATION


Dated:  May 13, 1994                 By    /s/Walter H. Weiner
                                        Walter H. Weiner
                                        Chairman of the Board


Dated:  May 13, 1994                 By    /s/John D. Kaberle, Jr.
                                        John D. Kaberle, Jr.
                                        Executive Vice President and
                                               Comptroller
                                        (Principal Accounting Officer)

                                  FORM 10-Q

                               QUARTERLY REPORT


                  For the fiscal quarter ended March 31, 1994

                         REPUBLIC NEW YORK CORPORATION

                                 EXHIBIT INDEX




         No.                      Exhibit Description

         11          Computation of Earnings Per Common Share