Form 10-Q
period 1994-06-30
REPUBLIC NEW YORK CORP
filed 1994-08-12
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994      Commission File  No. 1-7436

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

                            Yes.X..        No....



Number of shares outstanding of the issuer's common stock, as of July 31, 1994: 53,068,737 shares.


               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION
                                                                 Page No.

Item 1. Financial Statements:
           Consolidated Statements of Condition - Unaudited
             June 30, 1994 and December 31, 1993                     2

           Consolidated Statements of Income - Unaudited
             Six-Months and Three-Months Ended
             June 30, 1994 and 1993                                  3

           Consolidated Statements of Cash Flows - Unaudited
             Six-Months Ended June 30, 1994 and 1993                 4

           Notes to Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis                        6-13



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders         14

Item 6. Exhibits and Reports on Form 8-K                            15

       The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.



ITEM 1.  FINANCIAL STATEMENTS
                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CONDITION
                                      UNAUDITED
                               (Dollars in thousands)
                                                          June 30,      December 31,
                                                            1994            1993
Assets
Cash and due from banks                                 $    620,597    $    636,633
Interest-bearing deposits with banks                       7,896,011       5,346,647
Precious metals                                            1,417,216       1,117,610

Securities held to maturity (approximate market
  value of $5,146,093 in 1994 and $2,088,805 in 1993)      5,257,195       1,992,847
Securities available for sale (at approximate market
  value)                                                   6,675,918      12,956,946
     Total investment securities                          11,933,113      14,949,793

Trading account assets (note 1)                            3,862,408       1,194,629
Federal funds sold and securities purchased
  under resale agreements                                  1,667,189       2,322,465
Loans (net of unearned income of $54,650 in 1994
  and $94,825 in 1993)                                     9,572,683       9,508,558
  Allowance for possible loan losses                        (314,591)       (311,855)
     Loans (net)                                           9,258,092       9,196,703
Customers' liability on acceptances                        1,033,084       1,134,294
Accounts receivable and accrued interest                   2,255,195       2,117,879
Investment in affiliate                                      570,668         625,333
Premises and equipment                                       405,820         399,626
Other assets                                                 490,370         451,860
     Total assets                                       $ 41,409,764    $ 39,493,472

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
  In domestic offices                                   $  1,469,431    $  1,427,518
  In foreign offices                                         111,248         135,251
Interest-bearing deposits:
  In domestic offices                                      8,454,501       8,724,797
  In foreign offices                                      12,422,264      12,513,684
     Total deposits                                       22,457,444      22,801,250
Trading account liabilities (note 1)                       3,025,818         177,475
Short-term borrowings (note 2)                             4,965,224       4,164,419
Acceptances outstanding                                    1,033,641       1,137,636
Accounts payable and accrued expenses                      1,562,083       2,873,903
Due to factored clients                                      600,724         614,549
Other liabilities                                            160,197         122,203
Long-term debt                                             2,600,290       2,582,875
Subordinated long-term debt and perpetual
  capital notes (note 3)                                   2,405,677       2,271,940

Stockholders' equity:
  Cumulative preferred stock, no par value
     9,631,000 shares outstanding in 1994 and
     8,131,000 in 1993 (note 4)                              706,425         556,425
  Common stock, $5 par value
     150,000,000 shares authorized; 53,016,457
     shares outstanding in 1994 and 52,703,271 in 1993       265,082         263,516
  Surplus                                                    445,052         459,713
  Retained earnings                                        1,328,997       1,204,818
  Net unrealized appreciation (depreciation) on
    securities available for sale, net of taxes             (146,890)        262,750
     Total stockholders' equity                            2,598,666       2,747,222
     Total liabilities and stockholders' equity         $ 41,409,764    $ 39,493,472

See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                            UNAUDITED
                              (In thousands except per share data)

                                                    Six Months Ended       Three Months Ended
                                                        June 30,                 June 30,
                                                    1994        1993        1994        1993
INTEREST INCOME:
Interest and fees on loans                       $  337,092  $  300,134  $  171,786  $  150,979
Interest on deposits with banks                     127,410     168,418      74,088      74,383
Interest and dividends on investment securities:
  Taxable                                           440,376     430,479     221,933     213,794
  Exempt from federal income taxes                   36,080      31,122      18,581      15,285
Interest on trading account assets                   32,556      17,889      14,109       9,171
Interest on federal funds sold and securities
  purchased under resale agreements                  27,131      15,391      15,819       8,342
     Total interest income                        1,000,645     963,433     516,316     471,954

INTEREST EXPENSE:
Interest on deposits                                350,361     340,256     182,334     164,609
Interest on short-term borrowings                   107,919      98,364      54,705      42,881
Interest on long-term debt                          132,143     135,052      67,241      66,188
     Total interest expense                         590,423     573,672     304,280     273,678

NET INTEREST INCOME                                 410,222     389,761     212,036     198,276
Provision for loan losses                            13,000      50,000       3,000      25,000
Net interest income after provision for
  loan losses                                       397,222     339,761     209,036     173,276

OTHER OPERATING INCOME:
Income from precious metals                          24,393      15,882      11,212      10,398
Foreign exchange trading income                      43,931      57,778      21,599      32,799
Trading account profits (losses) and commissions     10,582      19,964      (2,661)     11,200
Investment securities gains, net                     13,057       2,456       9,969       2,542
Net gains (losses) on loans sold or held for sale       563        (918)      1,063        (243)
Commission income                                    32,269      20,610      14,769      11,181
Equity in earnings of affiliate                      39,656      26,840      18,546      13,538
Other income                                         33,501      33,322      18,910      13,543
     Total other operating income                   197,952     175,934      93,407      94,958

OTHER OPERATING EXPENSES:
Salaries                                            130,404      98,596      73,613      50,359
Employee benefits                                    73,773      68,198      34,961      36,461
Occupancy, net                                       26,937      23,166      12,951      11,399
Other expenses                                      135,974     113,627      69,635      58,503
     Total other operating expenses                 367,088     303,587     191,160     156,722

INCOME BEFORE INCOME TAXES                          228,086     212,108     111,283     111,512
Income taxes                                         68,879      68,435      31,855      36,584
NET INCOME                                       $  159,207  $  143,673  $   79,428  $   74,928

NET INCOME APPLICABLE TO COMMON STOCK            $  143,790  $  129,453  $   71,095  $   67,873

Net income per common share:
  Primary                                        $     2.73  $     2.48  $     1.35  $     1.30
  Fully diluted                                  $     2.65  $     2.41  $     1.31  $     1.26
Average common shares outstanding:
  Primary                                            52,595      52,267      52,633      52,336
  Fully diluted                                      56,415      56,127      56,432      56,201

See accompanying notes to consolidated financial statements.

                       REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                       (In thousands)
                                                                   Six Months Ended
                                                                       June 30,
                                                                  1994            1993
Cash Flows From Operating Activities:
   Net income                                                $    159,207    $    143,673
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
      Depreciation and amortization, net                           31,350          20,016
      Provision for loan losses                                    13,000          50,000
      Gains on sales of investment securities, net                (13,057)         (2,456)
      Net (gains) losses on loans sold or held for sale              (563)            918
      Equity in earnings of affiliate                             (39,656)        (26,840)
      Net (increase) decrease in trading accounts                 180,564         (30,479)
      Net decrease in accounts receivable and
        accrued interest                                          307,440          36,998
      Net decrease in accounts payable and accrued expenses      (903,957)        (54,390)
      Other, net                                                   25,218        (118,671)
      Net cash provided (used) by operating activities           (240,454)         18,769

Cash Flows From Investing Activities:
   Net (increase) decrease in interest-bearing deposits
     with banks                                                (2,548,987)      3,576,951
   Net increase in precious metals                               (299,606)       (247,869)
   Net (increase) decrease in federal funds sold and
     securities purchased under resale agreements                 655,276        (623,096)
   Net (increase) decrease in short-term investments               41,413         (90,538)
   Purchases of securities available for sale                  (2,800,204)            -
   Proceeds from sales of securities available for sale         2,954,234             -
   Proceeds from maturities of securities available for sale    1,748,152         151,819
   Purchases of securities held to maturity                       (22,870)     (1,852,927)
   Proceeds from sales of securities held to maturity                 -            34,362
   Proceeds from maturities of securities held to maturity        115,683       1,164,218
   Net increase in loans                                         (325,550)       (482,188)
   Investment in affiliate                                         23,805          19,477
   Net cash provided (used) by investing activities              (458,654)      1,650,209

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                           (343,556)        790,063
   Net increase (decrease) in short-term borrowings               800,805      (2,215,940)
   Net decrease in due to factored clients                        (13,825)        (12,979)
   Proceeds from issuance of long-term debt                       297,802         277,075
   Repayment of long-term debt                                   (279,900)       (471,071)
   Proceeds from issuance of subordinated long-term debt          200,000             -
   Repayment of subordinated long-term debt                       (66,000)            -
   Net proceeds from issuance of cumulative preferred stock       146,062             -
   Cash dividends paid                                            (45,989)        (41,256)
   Other, net                                                       1,804             (84)
   Net cash provided (used) by financing activities               697,203      (1,674,192)
      Effect of exchange rate changes on cash
        and due from banks                                        (14,131)         (2,941)
      Net decrease in cash and due from banks                     (16,036)         (8,155)
      Cash and due from banks at beginning of period              636,633         490,711


   Cash and due from banks at end of period                  $    620,597    $    482,556

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                             $     527,986   $    628,062
        Income taxes                                         $      71,419   $     77,163
      Transfers from securities available for sale
        to securities held to maturity                       $   3,357,161   $       -

See accompanying notes to consolidated financial statements.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


1. On January 1, 1994, the Corporation adopted Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". This interpretation requires, among other things, that unrealized gains and losses on certain off-balance sheet financial instruments be reported on a gross basis except when a legally enforceable netting agreement with a counterparty exists. At June 30, 1994, the adoption of this interpretation resulted in an increase in the Corporation's trading account assets and liabilities of approximately $2.1 billion. The Corporation has elected not to restate prior periods under this interpretation.

2. On March 8, 1994, Republic National Bank of New York (the "Bank"), the principal banking subsidiary of the Corporation, received the net proceeds from the public sale, on March 1, 1994, of $1.0 billion principal amount of 4.30% Notes due March 8, 1995. The Notes are not redeemable prior to maturity and are unsecured and, except with respect to domestic deposits, are unsubordinated debt obligations of the Bank. The net proceeds of this short-term borrowing have been used for the general banking business of the Bank.

3. On May 5, 1994, the Corporation sold, in a public offering, $200 million principal amount of 7 3/4% Subordinated Notes due 2009. The Notes are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received have been used for general corporate purposes.

4. On May 16, 1994, the Corporation sold, in a public offering, 6,000,000 depositary shares, each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Preferred Stock"). The dividend rate on the Preferred Stock is determined quarterly by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more that 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended June 30, 1994, was 6.05%. The Preferred Stock will be redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999 at $100 per share (which is equivalent to $25 per depositary share) plus accrued and unpaid dividends to the redemption date.

5. On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). SFAS No. 112 requires the recognition of an obligation for the estimated cost of postemployment benefits. Postemployment is defined as the period after employment but before retirement if certain conditions are met. Postemployment benefits include, but are not limited to, salary continuation, severance benefits, job training and counseling, health care and life insurance coverage. The effect of initially adopting this SFAS and the impact of the ongoing costs are not material to the results of operations.

6. Certain amounts from the prior year have been reclassified to conform with 1994 classifications.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1994 and 42% in 1993. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the second quarter and six months ended June 30, 1994 compared to the corresponding periods of 1993.

                                                 Increase (Decrease)
                                      2nd Qtr. 1994 vs.    6 Mos. 1994 vs.
                                      2nd Qtr. 1993        6 Mos. 1993
   (Dollars in thousands)            Amount   Percent     Amount   Percent
   Interest income                 $ 45,804      9.6    $ 39,363      4.0
   Interest expense                  30,602     11.2      16,751      2.9
     Net interest income             15,202      7.4      22,612      5.6
   Provision for loan losses        (22,000)   (88.0)    (37,000)   (74.0)
   Net interest income after
     provision for loan losses       37,202     20.6      59,612     16.8
   Other operating income            (1,551)   ( 1.6)     22,018     12.5
   Other operating expenses          34,438     22.0      63,501     20.9
   Income before income taxes         1,213      1.0      18,129      8.0
   Applicable income taxes           (4,729)   (12.9)        444      0.6
   Tax equivalent adjustment          1,442     20.1       2,151     14.6
     Total applicable income taxes   (3,287)   ( 7.5)      2,595      3.1

   Net income                      $  4,500      6.0    $ 15,534     10.8

   Net income applicable
     to common stock               $  3,222      4.7    $ 14,337     11.1


   Net Interest Income - on a fully-taxable equivalent basis amounted to $220.7 million in the second quarter of 1994, an increase of $15.2 million, or 7.4%, compared to the similar quarter in 1993. For the first six months of 1994, net interest income totaled $427.1 million an increase of $22.6 million, or 5.6%, compared to the six month period of 1993.

          As shown in the tables on pages 7 and 8, average interest-earning assets were $33.1 billion in both the second quarter and six-month periods of 1994, compared to $31.9 billion and $32.7 billion in the corresponding periods of 1993. The net interest rate differential was 2.68% in the second quarter and 2.60% for the first six months of 1994, compared to 2.58% and 2.50% in the corresponding periods of last year.


                                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                           AVERAGE RATES EARNED AND PAID
                                                     UNAUDITED
                                          (Fully taxable equivalent basis)
                                               (Dollars in thousands)


                                                                 Quarter Ended June 30,
                                                        1994                                 1993
                                                                   Average                              Average
                                                       Interest     Rates                   Interest     Rates
                                           Average      Income/    Earned/      Average      Income/    Earned/
                                           Balance      Expense      Paid       Balance      Expense      Paid
Interest-earning assets:
  Interest-bearing deposits with banks  $ 6,670,388   $   74,088      4.46%  $ 7,641,724   $   74,383      3.90%
  Investment securities(1):
    Taxable                              12,619,588      221,933      7.05    13,138,350      213,794      6.53
    Exempt from federal income taxes      1,178,579       27,208      9.26       871,953       22,385     10.30
          Total investment securities    13,798,167      249,141      7.24    14,010,303      236,179      6.76
  Trading account assets(2)               1,054,558       14,109      5.37       803,943        9,171      4.58
  Federal funds sold and securities
    purchased under resale agreements     1,672,492       15,819      3.79     1,087,145        8,342      3.08
  Loans, net of unearned income:
    Domestic offices                      6,449,452      119,220      7.41     6,236,848      119,456      7.68
    Foreign offices                       3,423,360       52,566      6.16     2,110,929       31,608      6.01
          Total loans, net of unearned
            income                        9,872,812      171,786      6.98     8,347,777      151,064      7.26
          Total interest-earning assets  33,068,417   $  524,943      6.37%   31,890,892   $  479,139      6.03%

Cash and due from banks                     671,153                              489,410
Other assets                              6,927,819                            3,768,637
          Total assets                  $40,667,389                          $36,148,939

Interest-bearing funds:
  Consumer and other time deposits      $ 7,996,732   $   57,531      2.89%  $ 8,361,606   $   64,135      3.08%
  Certificates of deposit                   610,927        6,020      3.95       746,596        5,907      3.17
  Deposits in foreign offices            11,716,659      118,783      4.07     9,917,206       94,567      3.82
          Total interest-bearing
            deposits                     20,324,318      182,334      3.60    19,025,408      164,609      3.47
  Trading account liabilities (2)           166,247        2,962      7.15        84,611        1,093      5.18
  Short-term borrowings                   5,933,361       51,743      3.50     5,307,063       41,788      3.16
  Total long-term debt                    4,942,609       67,241      5.46     4,482,060       66,188      5.92
          Total interest-bearing funds   31,366,535   $  304,280      3.89%   28,899,142   $  273,678      3.80%

Noninterest-bearing deposits:
  In domestic offices                     1,325,748                            1,145,727
  In foreign offices                         96,219                              114,798
Other liabilities                         5,333,510                            3,650,078
Stockholders' equity:
  Preferred stock                           620,941                              556,425
  Common stockholders' equity             1,924,436                            1,782,769
          Total stockholders' equity      2,545,377                            2,339,194
          Total liabilities and
            stockholders' equity        $40,667,389                          $36,148,939

Interest income/earning assets                        $  524,943      6.37%                $  479,139      6.03%
Interest expense/earning assets                          304,280      3.69                    273,678      3.45
Net interest differential                             $  220,663      2.68%                $  205,461      2.58%

<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>
(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

                                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                           AVERAGE RATES EARNED AND PAID
                                                     UNAUDITED
                                          (Fully taxable equivalent basis)
                                               (Dollars in thousands)


                                                                Six Months Ended June 30,
                                                        1994                                 1993
                                                                   Average                              Average
                                                       Interest     Rates                   Interest     Rates
                                           Average      Income/    Earned/      Average      Income/    Earned/
                                           Balance      Expense      Paid       Balance      Expense      Paid
Interest-earning assets:
  Interest-bearing deposits with banks  $ 5,774,196   $  127,410      4.45%  $ 8,644,021   $  168,418      3.93%
  Investment securities(1):
    Taxable                              13,432,002      440,376      6.61    13,079,255      430,479      6.64
    Exempt from federal income taxes      1,147,552       52,971      9.31       897,188       45,692     10.27
          Total investment securities    14,579,554      493,347      6.82    13,976,443      476,171      6.87
  Trading account assets(2)               1,071,774       32,556      6.13       798,784       17,889      4.52
  Federal funds sold and securities
    purchased under resale agreements     1,515,486       27,131      3.61       990,173       15,391      3.13
  Loans, net of unearned income:
    Domestic offices                      6,587,027      233,737      7.16     6,134,780      239,403      7.87
    Foreign offices                       3,546,986      103,355      5.88     2,141,301       60,901      5.74
          Total loans, net of unearned
            income                       10,134,013      337,092      6.71     8,276,081      300,304      7.32
          Total interest-earning assets  33,075,023   $1,017,536      6.20%   32,685,502   $  978,173      6.03%

Cash and due from banks                     712,592                              494,571
Other assets                              6,993,250                            3,582,173
          Total assets                  $40,780,865                          $36,762,246

Interest-bearing funds:
  Consumer and other time deposits      $ 8,033,908   $  115,017      2.89%  $ 8,325,028   $  131,612      3.19%
  Certificates of deposit                   609,101       11,153      3.69       775,416       12,418      3.23
  Deposits in foreign offices            11,402,513      224,191      3.96    10,199,969      196,226      3.88
          Total interest-bearing
            deposits                     20,045,522      350,361      3.52    19,300,413      340,256      3.56
  Trading account liabilities (2)           165,559        5,233      6.37        57,337        1,436      5.05
  Short-term borrowings                   5,945,599      102,686      3.48     5,965,493       96,928      3.28
  Total long-term debt                    4,929,676      132,143      5.41     4,477,324      135,052      6.08
          Total interest-bearing funds   31,086,356   $  590,423      3.83%   29,800,567   $  573,672      3.88%

Noninterest-bearing deposits:
  In domestic offices                     1,309,968                            1,109,234
  In foreign offices                        118,561                              104,947
Other liabilities                         5,617,749                            3,436,154
Stockholders' equity:
  Preferred stock                           588,683                              556,425
  Common stockholders' equity             2,059,548                            1,754,919
          Total stockholders' equity      2,648,231                            2,311,344
          Total liabilities and
            stockholders' equity        $40,780,865                          $36,762,246

Interest income/earning assets                        $1,017,536      6.20%                $  978,173      6.03%
Interest expense/earning assets                          590,423      3.60                    573,672      3.53
Net interest differential                             $  427,113      2.60%                $  404,501      2.50%

<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>
(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

   	  In the second quarter of 1994, the Corporation continued its ongoing program to reduce its interest rate sensitivity. It continued to extend the maturity of its liabilities by entering into approximately $1.9 billion notional amount of interest rate swaps and caps with final maturities ranging from 1996 to 1999. The Corporation also reduced its investment in longer term assets by selling approximately $2.9 billion face value of U.S. government agency securities and reinvesting the proceeds in short-term assets. The reduction in net interest margin resulting from these actions will be partially offset by earnings attributable to the increased margin from sources of retail funds which have not increased in cost as rapidly as market rates have risen.

   	  During the second quarter of 1994, the Corporation designated as held to maturity approximately $3.4 billion carrying value of GNMA securities which had been previously designated as available for sale.

   Provision for Loan Losses -was $3.0 million in the second quarter of 1994, compared to $25.0 million in the second quarter of 1993. It is the Corporation's view that because of improvement in the loan portfolio's credit quality and the declining level of non-performing loans, it is not necessary to continue to increase the allowance for loan losses at this time. The provision for loan losses for the first six months of 1994 was $13.0 million compared to $50.0 million for the corresponding period last year.

   	  Net loan charge-offs, excluding restructuring country debt, were $3.1 million in the second quarter of 1994, compared to $12.9 million in the second quarter of last year. Net recoveries of restructuring country debt amounted to $0.9 million in the current quarter of 1994, compared to net charge-offs of $7.1 million related to such obligations in the second quarter of 1993.

          For the first six months of 1994, net loan charge-offs, excluding restructuring country debt, were $17.2 million compared to $27.9 million in the corresponding period last year. Net recoveries of restructuring country debt were $6.7 million for the first six months of 1994, compared to net charge-offs of $5.9 million in the year-ago period.

          The allowance for possible loan losses at June 30, 1994 was $314.6 million, compared to $311.9 million at December 31, 1993, as loans rose modestly to $9.6 billion at June 30, 1994 from $9.5 billion at year end 1993. The allowance for possible loan losses as a percentage of loans outstanding, net of unearned income, was 3.29% at June 30, 1994, compared to 3.28% at December 31, 1993.

   	  At June 30, 1994, non-accrual loans were $63.2 million, compared to $90.3 million at March 31, 1994 and $94.9 million at December 31, 1993. The decline in non-accrual loans during the current quarter is primarily attributable to the Brazilian debt restructuring settlement which reduced non-accrual loans by $33.4 million. Under this settlement, the Corporation received bonds in exchange for substantially all of its non-performing outstandings to Brazil. See "Other Operating Income" below for additional discussion of the Brazilian debt restructuring and "Statement of Condition" below for a discussion of total non-performing assets.



         The following is a summary of total non-accrual loans at periods ending:

                                      June 30,       March 31,    Dec. 31,
   (In thousands)                      1994            1994         1993
   Non-accrual loans:
    Domestic                        $  45,210       $  46,510   $  48,084
    Foreign-restructuring
     country                            1,875          33,989      33,853
    Foreign-other                      16,111           9,776      12,956
   Total non-accrual loans          $  63,196       $  90,275   $  94,893


   Other Operating Income - totaled $93.4 million in the second quarter of 1994, compared to $95.0 million in the year-earlier quarter. For the first six months of 1994, such income was $198.0 million compared to $175.9 million in the corresponding period of last year.

          Income from trading activities in the second quarter of 1994 declined from the $54.4 million of the corresponding quarter a year ago to $30.2 million. This decline was attributable primarily to lower levels of customer activity in foreign exchange and derivative products reflecting generally reduced activity in the global markets due to the high level of market uncertainty during the period.

   	  For the first six months of 1994, income from trading activities was $78.9 million, compared to $93.6 million in the same period a year ago. This change reflects the factors mentioned above which were partially offset by increased income from precious metals.

   	  Investment securities gains were $10.0 million in the second quarter of 1994, compared to gains of $2.5 million in the second quarter of last year. Included in net securities gains from sales of securities classified as available for sale in the second quarter of 1994, were gains of $52.0 million realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, gains of $26.9 million realized on the sale of all of the securities received in connection with Brazil's debt restructuring and net losses of $68.9 million on the disposition of securities, primarily those sold as part of the Corporation's asset/liability management program. For the first six months of 1994, investment securities gains were $13.1 million, compared to gains of $2.5 million last year.

   	  The Corporation recorded net gains on loans sold or held for sale of $1.1 million in the second quarter of 1994, compared to net losses of $0.2 million in the corresponding quarter last year. For the six months ended June 30, 1994, net gains of $0.6 million compare to net losses of $0.9 million in the same period of last year.

   	  Commission income amounted to $14.8 million in the second quarter of 1994, compared to $11.2 million in the corresponding period of 1993. For the first six months of 1994, commission income amounted to $32.3 million, compared to $20.6 million last year. These increases are attributable to the higher levels of fees earned from securities brokerage and other institutional fee-based services.

          Equity in the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns 49% of the outstanding shares, increased 37.0% to $18.5 million in the second quarter of 1994, compared to $13.5 million in the second quarter of 1993. For the six-month period of 1994 these earnings were $39.7 million, compared to $26.8 million for the corresponding period of 1993.

   	  Other income in the second quarter of 1994 was $18.9 million, including a $2.4 million gain on the early extinguishment of $79.9 million principal amount of LIBOR Accrual Notes due 1996. Other income in the second quarter of 1993 was $13.5 million. For the six months ended June 30, 1994, other income was $33.5 million, compared to $33.3 million in the year-ago period, which included a $5.1 million gain on the sale of certain data processing rights.

   Other Operating Expenses - totaled $191.2 million in the second quarter and $367.1 million for the first six months of 1994. This compares with $156.7 million and $303.6 million in the corresponding periods of 1993. These increases are primarily attributable to the Corporation's expansion into new business areas, including its acquisitions of Republic Mase Bank, SafraCorp California and Bank Leumi Le Israel (Canada) and the addition of staff in trading, private banking and various support areas, and to a one-time $17.0 million restructuring charge.

    	  The Corporation's securities subsidiary has refocused on serving the needs of the Corporation's clients and has de-emphasized certain business activities. In addition, the Corporation's management has examined operating expenses on a corporation-wide basis and has implemented a selective restructuring program. As a result of these actions, the Corporation recorded the one-time $17.0 million restructuring expense mentioned above. The Corporation expects that the level of ongoing expense will be reduced sufficiently to offset this cost within the next 12 months.

   	  Salaries and employee benefits were $108.6 million in the second quarter of 1994, including $14.8 million related to the restructuring expense mentioned above, compared to salaries and employee benefits of $86.8 million in the second quarter of 1993. For the six months ended June 30, 1994, such expenses were $204.2 million, compared to $166.8 million in the year-earlier period.

   	  Occupancy expense was $13.0 million in the second quarter of 1994, compared to $11.4 million in the second quarter of last year. For the six months ended June 30, 1994, occupancy expense was $26.9 million, compared to $23.2 million last year.

   	  All other operating expenses were $69.6 million in the second quarter of 1994, including the balance of the restructuring charge, compared to $58.5 million in the second quarter of last year. For the six months ended June 30, 1994, other expenses were $136.0 million compared to $113.6 million last year.

   Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local income taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $3.3 million, or 7.5%, in the second quarter of 1994 and increased $2.6 million, or 3.1%, during the first six months of 1994 when compared to the corresponding periods of 1993. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the second quarter and six-month periods of 1994 were 33.8% and 35.0%, respectively, compared to 36.9% and 36.7% in the corresponding periods of last year.


   STATEMENT OF CONDITION

   Stockholders' Equity and Capital Ratios

   	  At June 30, 1994, stockholders' equity included a deduction of $146.9 million, which represents the after-tax unrealized depreciation in the securities available for sale portfolio and approximately 49% of Safra Republic's unrealized depreciation in its securities available for sale portfolio. This compares to a $262.8 million unrealized appreciation in the securities available for sale portfolio at December 31, 1993.

   	  The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation. The component of stockholders' equity representing the net unrealized appreciation or depreciation on securities available for sale is not included in this calculation.

   	  In accordance with regulatory guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines also require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

   	  At June 30, 1994, the Corporation's leverage ratio was 6.03% compared to 5.61% at year end 1993. At June 30, 1994, risk-based capital ratios were 16.15% for Tier 1, or "core", capital and 27.52% for total qualifying capital, compared to 15.16% and 26.20%, respectively, at December 31, 1993. These ratios substantially exceed the minimums in effect for bank holding companies.

   	  At June 30, 1994, the ratio of the Corporation's total common stockholders' equity to total assets was 4.57%, compared to 5.55% at December 31, 1993. The decline in this ratio was primarily attributable to the reduction in common equity related to the unrealized depreciation in the market value of the Corporation's portfolio of securities available for sale.

   Non-performing Assets

   	  At June 30, 1994, total non-performing assets of $87.5 million included $63.2 million of non-accrual loans and $24.3 million of other real estate owned. Total non-performing assets at March 31, 1994 and December 31, 1993 were $118.2 million. The decline in total non-performing assets at June 30, from March 31, was primarily due to the Brazilian debt restructuring settlement during the quarter, which reduced non-accrual loans by $33.4 million.

   	  The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                    June 30,        March 31,     Dec. 31,
   (In thousands)                     1994            1994          1993
   Total non-accrual loans        $   63,196       $  90,275     $  94,893
   Other non-performing assets:
    Other real estate owned           24,331          27,882        23,338
   Total non-accrual loans and
    other non-performing assets   $   87,527       $ 118,157     $ 118,231

   Financial Instruments

   	  At June 30, 1994, the net fair value appreciation of the Corporation's on balance sheet financial instruments, including related off-balance sheet interest rate hedges, was approximately $49 million. This amount represents a decline in fair value appreciation of such instruments of approximately $265 million from the $314 million net appreciation at December 31, 1993. The change in value reflects the effect of rising interest rates during the first six months of 1994.

   	  Not included in the information above is the fair value of deposit liabilities with no stated maturity that are required to be reported at their carrying value. These deposits have an increased value to the Corporation during periods of rising interest rates.

                       PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Corporation's Annual Meeting of Stockholders was held on April 20, 1994.

     (c)  The following matters were voted upon at such meeting:

     (i) Election of the following twenty-four persons as directors of the Corporation, with shares voted for and withheld indicated:

                                                       Shares
                   Nominee              Shares For    Withheld

           Kurt Andersen                41,824,715     217,105
           Peter A. Cohen               41,969,944      71,876
           Albert S. Corwen             41,976,613      65,207
           Cyril S. Dwek                41,824,965     216,855
           Ernest Ginsberg              41,965,513      76,307
           Nathan Hasson                41,971,278      70,542
           Morris Hirsch                41,969,779      72,041
           Jeffrey C. Keil              41,831,045     210,775
           Peter Kimmelman              41,976,279      65,541
           Leonard Lieberman            41,975,663      66,157
           William C. MacMillen, Jr.    41,972,688      69,132
           Martin F. Mertz              41,971,443      70,377
           James L. Morice              41,976,293      65,527
           E. Daniel Morris             41,976,528      65,292
           Janet L. Norwood             41,971,193      70,627
           John A. Pancetti             41,971,683      70,137
           Javier Perez de Cuellar      41,809,723     232,097
           Vito S. Portera              41,973,428      68,392
           Wilbur M. Rabinowitz         41,973,294      68,526
           William P. Rogers            41,970,268      71,552
           Dov C. Schlein               41,973,428      68,392
           Jacques Tawil                41,826,390     215,430
           Walter H. Weiner             41,973,428      68,392
           Peter White                  41,970,314      71,506

     (ii)  Approval of the 1994 Performance Based Incentive Compensation
           Plan. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matter, were as follows:

              For         Against     Abstain    Broker No Vote

           39,904,926    1,941,148    195,746          -0-


    (iii) Approval of selection of KPMG Peat Marwick as the Corporation's auditors for 1994. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matter, were as follows:

              For         Against     Abstain    Broker No Vote

           41,946,595       19,070     24,820        51,335


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           11.  Computation of Earnings Per Common Share

      (b)  Reports on Form 8-K

      (i) On May 9, 1994, a report on Form 8-K was filed submitting the Corporation's press releases announcing the declaration of dividends payable July 1, 1994 and results for the quarter and three-month period ended March 31, 1994, in connection with the filing of a Prospectus Supplement dated May 5, 1994 relating to the offering of $200 million principal amount of the Corporation's 7 3/4% Subordinated Notes due 2009.

     (ii) On May 23, 1994, a report on Form 8-K was filed submitting the calculation of ratios of earnings to combined fixed charges and preferred stock dividends and amended Articles
           Supplementary, classifying shares of the Corporation's
           Adjustable Rate Cumulative Preferred Stock, Series D ($100
           Stated Value), in connection with the filing of a Prospectus
           Supplement dated May 16, 1994, relating to the offering of 6,000,000 Depositary Shares, each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred
           Stock, Series D ($100 Stated Value).

                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REPUBLIC NEW YORK CORPORATION


Dated:  August 12, 1994                 By  /s/Walter H. Weiner
                                        Walter H. Weiner
                                        Chairman of the Board



Dated:  August 12, 1994                 By   /s/John D. Kaberle, Jr.
                                        John D. Kaberle, Jr.
                                        Executive Vice President and
                                          Comptroller
                                        (Principal Accounting Officer)


                                   FORM 10-Q

                                QUARTERLY REPORT

                   For the fiscal quarter ended June 30, 1994

                         REPUBLIC NEW YORK CORPORATION

                                 EXHIBIT INDEX



         No.                      Exhibit Description

         11          Computation of Earnings Per Common Share


