Form 10-Q
period 1994-09-30
REPUBLIC NEW YORK CORP
filed 1994-11-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1994      Commission File  No. 1-7436

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

                            Yes.X..        No....



Number of shares outstanding of the issuer's common stock, as of October 31, 1994: 52,795,752 shares.



               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES



PART I - FINANCIAL INFORMATION
                                                                 Page No.

Item 1. Financial Statements:
           Consolidated Statements of Condition - Unaudited
             September 30, 1994 and December 31, 1993                2

           Consolidated Statements of Income - Unaudited
             Nine-Months and Three-Months Ended
             September 30, 1994 and 1993                             3

           Consolidated Statements of Cash Flows - Unaudited
             Nine-Months Ended September 30, 1994 and 1993           4

           Notes to Consolidated Financial Statements                5

Item 2. Management's Discussion and Analysis                        6-13



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                            14

       The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.


                                   -1-


ITEM 1.  FINANCIAL STATEMENTS

                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CONDITION
                                      UNAUDITED
                               (Dollars in thousands)
                                                        September 30,   December 31,
                                                            1994            1993
Assets
Cash and due from banks                                 $    638,380    $    636,633
Interest-bearing deposits with banks                       9,530,875       5,346,647
Precious metals                                            1,577,081       1,117,610

Securities held to maturity (approximate market
  value of $5,586,369 in 1994 and $2,088,805 in 1993)      5,742,154       1,992,847
Securities available for sale (at approximate market
  value)                                                   6,034,928      12,956,946
     Total investment securities                          11,777,082      14,949,793

Trading account assets                                     3,062,180       1,194,629
Federal funds sold and securities purchased
  under resale agreements                                    838,621       2,322,465
Loans (net of unearned income of $49,972 in 1994
  and $94,825 in 1993)                                     9,383,733       9,508,558
  Allowance for possible loan losses                        (319,578)       (311,855)
     Loans (net)                                           9,064,155       9,196,703
Customers' liability on acceptances                        1,411,214       1,134,294
Accounts receivable and accrued interest                   1,778,659       2,117,879
Investment in affiliate                                      599,127         625,333
Premises and equipment                                       407,403         399,626
Other assets                                                 524,956         451,860
     Total assets                                       $ 41,209,733    $ 39,493,472

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
  In domestic offices                                   $  1,408,884    $  1,427,518
  In foreign offices                                          94,607         135,251
Interest-bearing deposits:
  In domestic offices                                      8,434,725       8,724,797
  In foreign offices                                      12,287,929      12,513,684
     Total deposits                                       22,226,145      22,801,250
Trading account liabilities                                2,763,022         177,475
Short-term borrowings (note 1)                             4,486,868       4,164,419
Acceptances outstanding                                    1,411,219       1,137,636
Accounts payable and accrued expenses                      1,847,836       2,873,903
Due to factored clients                                      666,652         614,549
Other liabilities                                            143,807         122,203
Long-term debt                                             2,588,991       2,582,875
Subordinated long-term debt and perpetual
  capital notes (note 2)                                   2,405,843       2,271,940

Stockholders' equity:  (note 3)
  Cumulative preferred stock, no par value
     8,952,500 shares outstanding in 1994 and
     8,131,000 in 1993                                       672,500         556,425
  Common stock, $5 par value
     150,000,000 shares authorized; 52,835,627
     shares outstanding in 1994 and 52,703,271 in 1993       264,178         263,516
  Surplus                                                    440,699         459,713
  Retained earnings                                        1,401,255       1,204,818
  Net unrealized appreciation (depreciation) on
    securities available for sale, net of taxes             (109,282)        262,750
     Total stockholders' equity                            2,669,350       2,747,222
     Total liabilities and stockholders' equity         $ 41,209,733    $ 39,493,472

See accompanying notes to consolidated financial statements.
                                         -2-

                         REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                            UNAUDITED
                              (In thousands except per share data)


                                                    Nine Months Ended      Three Months Ended
                                                      September 30,           September 30,
                                                     1994        1993        1994        1993
INTEREST INCOME:
Interest and fees on loans                       $  514,551  $  463,468  $  177,459  $  163,334
Interest on deposits with banks                     249,615     237,083     122,205      68,665
Interest and dividends on investment securities:
  Taxable                                           648,986     637,200     208,610     206,721
  Exempt from federal income taxes                   55,384      48,255      19,304      17,133
Interest on trading account assets                   46,372      34,528      13,816      16,639
Interest on federal funds sold and securities
  purchased under resale agreements                  41,297      24,471      14,166       9,080
     Total interest income                        1,556,205   1,445,005     555,560     481,572

INTEREST EXPENSE:
Interest on deposits                                563,414     515,036     213,053     174,780
Interest on short-term borrowings                   159,369     145,792      51,450      47,428
Interest on long-term debt                          205,003     201,393      72,860      66,341
     Total interest expense                         927,786     862,221     337,363     288,549

NET INTEREST INCOME                                 628,419     582,784     218,197     193,023
Provision for loan losses                            16,000      70,000       3,000      20,000
Net interest income after provision for
  loan losses                                       612,419     512,784     215,197     173,023

OTHER OPERATING INCOME:
Income from precious metals                          39,831      26,896      15,438      11,014
Foreign exchange trading income                      68,159      88,264      24,228      30,486
Trading account profits and commissions              20,220      40,400       9,638      20,436
Investment securities gains (losses), net            12,290       6,258        (767)      3,802
Net gain (loss) on loans sold or held for sale        1,982      (1,186)      1,419        (268)
Commission income                                    44,864      36,165      12,595      15,555
Equity in earnings of affiliate                      58,465      41,583      18,809      14,743
Other income                                         49,413      45,754      15,912      12,432
     Total other operating income                   295,224     284,134      97,272     108,200

OTHER OPERATING EXPENSES:
Salaries                                            189,291     150,268      58,887      51,672
Employee benefits                                   110,560     103,083      36,787      34,885
Occupancy, net                                       40,872      35,708      13,935      12,542
Other expenses                                      199,154     171,497      63,180      57,870
     Total other operating expenses                 539,877     460,556     172,789     156,969

INCOME BEFORE INCOME TAXES                          367,766     336,362     139,680     124,254
Income taxes                                        117,142     115,084      48,263      46,649
NET INCOME                                       $  250,624  $  221,278  $   91,417  $   77,605

NET INCOME APPLICABLE TO COMMON STOCK            $  225,933  $  199,998  $   82,143  $   70,545

Net income per common share:
  Primary                                        $     4.28  $     3.82  $     1.55  $     1.34
  Fully diluted                                  $     4.15  $     3.71  $     1.50  $     1.30
Average common shares outstanding:
  Primary                                            52,738      52,390      53,018      52,634
  Fully diluted                                      56,542      56,253      56,797      56,506

See accompanying notes to consolidated financial statements.

                                               -3-

                       REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          UNAUDITED
                                       (In thousands)

      							           Nine Months Ended
                                                                     September 30,
                                                                  1994            1993
Cash Flows From Operating Activities:
   Net income                                                $    250,624    $    221,278
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization, net                           49,661          34,083
      Provision for loan losses                                    16,000          70,000
      Gains on sales of investment securities, net                (12,290)         (6,258)
      Net (gains) losses on loans sold or held for sale            (1,982)          1,186
      Equity in earnings of affiliate                             (58,465)        (41,583)
      Net (increase) decrease in trading accounts                 717,996        (514,913)
      Net (increase) decrease in accounts receivable and
         accrued interest                                         332,634      (1,993,228)
      Net increase (decrease) in accounts payable and
         accrued expenses                                        (623,421)      2,510,097
      Other, net                                                  (57,907)       (185,502)
      Net cash provided by operating activities                   612,850          95,160

Cash Flows From Investing Activities:
   Net (increase) decrease in interest-bearing deposits
     with banks                                                (4,184,228)      4,432,321
   Net increase in precious metals                               (459,471)       (276,296)
   Net (increase) decrease in federal funds sold and
     securities purchased under resale agreements               1,483,844        (120,420)
   Net increase in short-term investments                         (39,360)       (213,750)
   Purchases of securities available for sale                  (3,232,955)       (565,347)
   Proceeds from sales of securities available for sale         3,384,360             -
   Proceeds from maturities of securities available for sale    2,479,251         242,336
   Purchases of securities held to maturity                       (90,276)     (2,874,968)
   Proceeds from sales of securities held to maturity                 -            39,541
   Proceeds from maturities of securities held to maturity        184,139       1,959,736
   Net increase in loans                                         (131,348)     (1,369,596)
   Investment in affiliate                                         23,805          19,477
   Net cash provided (used) by investing activities              (582,239)      1,273,034

Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                           (574,764)      1,278,313
   Net increase (decrease) in short-term borrowings               322,449      (2,677,261)
   Net increase in due to factored clients                         52,103          16,207
   Proceeds from issuance of long-term debt                       297,802         605,590
   Repayment of long-term debt                                   (290,979)       (471,071)
   Proceeds from issuance of subordinated long-term debt          200,000             -
   Repayment of subordinated long-term debt                       (66,000)            -
   Net proceeds from issuance of cumulative preferred stock       146,062             -
   Repurchase of cumulative preferred stock                       (33,925)            -
   Repurchase of common stock                                     (29,757)            -
   Cash dividends paid                                            (72,085)        (62,575)
   Other, net                                                      33,241           7,312
   Net cash used by financing activities                          (15,853)     (1,303,485)
      Effect of exchange rate changes on cash
        and due from banks                                        (13,011)          1,583
      Net increase in cash and due from banks                       1,747          66,292
      Cash and due from banks at beginning of period              636,633         490,711

   Cash and due from banks at end of period                  $    638,380    $    557,003

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                             $    769,801    $    879,205
        Income taxes                                         $     97,540    $    124,075
      Transfers from securities available for sale
        to securities held to maturity                       $  3,862,350    $        -

See accompanying notes to consolidated financial statements.

             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


1. On March 8, 1994, Republic National Bank of New York (the "Bank"), the principal banking subsidiary of the Corporation, received the net proceeds from the public sale, on March 1, 1994, of $1.0 billion principal amount of 4.30% Notes due March 8, 1995. The Notes are not redeemable prior to maturity and are unsecured and, except with respect to domestic deposits, are unsubordinated debt obligations of the Bank. The net proceeds of this short-term borrowing have been used for the general banking business of the Bank.

2. On May 5, 1994, the Corporation sold, in a public offering, $200 million principal amount of 7 3/4% Subordinated Notes due 2009. The Notes are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received have been used for general corporate purposes.

3. On May 16, 1994, the Corporation sold, in a public offering, 6,000,000 depositary shares, each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Preferred Stock"). The dividend rate on the Preferred Stock is determined quarterly by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended
    September 30, 1994, was 5.92%. The Preferred Stock will be redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999 at $100 per share (which is equivalent to $25 per depositary share) plus accrued and unpaid dividends to the redemption date.

    On July 1, 1994, the Corporation redeemed all 678,500 outstanding shares of its Cumulative Floating Rate Series B Preferred Stock at the stated value of $50.00 per share.

    For the nine months ended September 30, 1994, the Corporation purchased a total of 629,964 shares of its Common Stock. Such purchases were made under authorizations by the Board of Directors. The shares were purchased at an aggregate cost of $29,757,000. On October 19, 1994, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Corporation's Common Stock. Such purchases would lessen the dilutive impact on earnings per share resulting from the anticipated issuance of common stock under employee benefit plans. These purchases will be made periodically in the open market or through privately negotiated transactions.

4. Certain amounts from the prior year have been reclassified to conform with 1994 classifications.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1994 and 1993. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the third quarter and nine months ended September 30, 1994 compared to the corresponding periods of 1993.

                                              Increase (Decrease)
                                    3rd Qtr. 1994 vs.     9 Mos. 1994 vs.
                                      3rd Qtr. 1993         9 Mos. 1993
   (Dollars in thousands)            Amount   Percent     Amount   Percent

   Interest income                 $ 74,216     15.1    $113,580      7.7
   Interest expense                  48,814     16.9      65,565      7.6
     Net interest income             25,402     12.6      48,015      7.9
   Provision for loan losses        (17,000)   (85.0)    (54,000)   (77.1)
   Net interest income after
     provision for loan losses       42,402     23.3     102,015     19.0
   Other operating income           (10,929)   (10.1)     11,089      3.9
   Other operating expenses          15,820     10.1      79,321     17.2
   Income before income taxes        15,653     11.8      33,783      9.4
   Applicable income taxes            1,613      3.5       2,057      1.8
   Tax equivalent adjustment            228      2.6       2,380     10.2
     Total applicable income taxes    1,841      3.3       4,437      3.2

   Net income                      $ 13,812     17.8    $ 29,346     13.3

   Net income applicable
     to common stock               $ 11,598     16.4    $ 25,935     13.0

   Net Interest Income - on a fully-taxable equivalent basis amounted to $227.1 million in the third quarter of 1994, an increase of $25.4 million, or 12.6%, compared to the similar quarter in 1993 and totaled $654.2 million for the first nine months of 1994, an increase of $48.0 million, or 7.9%, compared to the same period in 1993.

          As shown in the tables on pages 7 and 8, average interest-earning assets were $33.3 billion in the third quarter and $33.1 billion in the first nine months of 1994 compared to $32.1 billion and $32.5 billion in the corresponding periods of 1993. The net interest rate differential was 2.71% in the third quarter and 2.64% for the first nine months of 1994, compared to 2.49% in both of the corresponding periods of last year.

                                      REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                       AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                               AVERAGE RATES EARNED AND PAID
                                                         UNAUDITED
                                             (Fully taxable equivalent basis)
                                                  (Dollars in thousands)


                                                              Quarter Ended September 30,
                                                        1994                                 1993
                                                                   Average                              Average
                                                       Interest     Rates                   Interest     Rates
                                           Average      Income/    Earned/      Average      Income/    Earned/
                                           Balance      Expense      Paid       Balance      Expense      Paid

Interest-earning assets:
  Interest-bearing deposits with banks  $ 9,451,271  $   122,205      5.13%  $ 6,976,191  $    68,665      3.91%
  Investment securities(1):
    Taxable                              10,619,414      208,610      7.79    12,892,468      206,721      6.36
    Exempt from federal income taxes      1,159,692       28,184      9.64     1,006,878       25,690     10.12
          Total investment securities    11,779,106      236,794      7.98    13,899,346      232,411      6.63
  Trading account assets(2)               1,069,013       13,816      5.13     1,055,724       16,639      6.25
  Federal funds sold and securities
    purchased under resale agreements     1,325,529       14,166      4.24     1,044,278        9,080      3.45
  Loans, net of unearned income:
    Domestic offices                      6,501,221      130,207      7.95     6,625,028      121,809      7.29
    Foreign offices                       3,125,180       47,252      6.00     2,479,174       41,620      6.66
          Total loans, net of unearned
            income                        9,626,401      177,459      7.31     9,104,202      163,429      7.12
          Total interest-earning assets  33,251,320  $   564,440      6.73%   32,079,741  $   490,224      6.06%

Cash and due from banks                     624,840                              599,161
Other assets                              7,703,432                            4,341,943
          Total assets                  $41,579,592                          $37,020,845

Interest-bearing funds:
  Consumer and other time deposits      $ 7,857,452  $    61,439      3.10%  $ 8,255,896  $    62,035      2.98%
  Certificates of deposit                   580,383        6,548      4.48       656,697        5,298      3.20
  Deposits in foreign offices            12,598,134      145,066      4.57    11,265,569      107,447      3.78
          Total interest-bearing
            deposits                     21,035,969      213,053      4.02    20,178,162      174,780      3.44
  Trading account liabilities (2)           156,547        2,228      5.65       169,065        2,315      5.43
  Short-term borrowings                   4,921,491       49,222      3.97     4,365,072       45,113      4.10
  Total long-term debt                    5,011,125       72,860      5.77     4,625,148       66,341      5.69
          Total interest-bearing funds   31,125,132  $   337,363      4.30%   29,337,447  $   288,549      3.90%

Noninterest-bearing deposits:
  In domestic offices                     1,385,960                            1,212,888
  In foreign offices                        105,041                               98,118
Other liabilities                         6,355,866                            3,982,224
Stockholders' equity:
  Preferred stock                           672,500                              556,425
  Common stockholders' equity             1,935,093                            1,833,743
          Total stockholders' equity      2,607,593                            2,390,168
          Total liabilities and
            stockholders' equity        $41,579,592                          $37,020,845

Interest income/earning assets                       $   564,440      6.73%               $   490,224      6.06%
Interest expense/earning assets                          337,363      4.02                    288,549      3.57
Net interest differential                            $   227,077      2.71%               $   201,675      2.49%

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

                                      REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                       AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                               AVERAGE RATES EARNED AND PAID
                                                         UNAUDITED
                                             (Fully taxable equivalent basis)
                                                  (Dollars in thousands)


                                                            Nine Months Ended September 30,
                                                        1994                                 1993
                                                                   Average                              Average
                                                       Interest     Rates                   Interest     Rates
                                           Average      Income/    Earned/      Average      Income/    Earned/
                                           Balance      Expense      Paid       Balance      Expense      Paid

Interest-earning assets:
  Interest-bearing deposits with banks  $ 6,999,888  $   249,615      4.77%  $ 8,088,078  $   237,083      3.92%
  Investment securities(1):
    Taxable                              12,494,473      648,986      6.94    13,016,992      637,200      6.54
    Exempt from federal income taxes      1,151,599       81,156      9.42       933,751       71,382     10.22
          Total investment securities    13,646,072      730,142      7.15    13,950,743      708,582      6.79
  Trading account assets(2)               1,070,854       46,372      5.79       884,431       34,528      5.22
  Federal funds sold and securities
    purchased under resale agreements     1,452,167       41,297      3.80     1,008,208       24,471      3.25
  Loans, net of unearned income:
    Domestic offices                      6,558,425      363,944      7.42     6,298,196      361,212      7.67
    Foreign offices                       3,406,384      150,607      5.91     2,253,925      102,521      6.08
          Total loans, net of unearned
            income                        9,964,809      514,551      6.90     8,552,121      463,733      7.25
          Total interest-earning assets  33,133,790  $ 1,581,977      6.38%   32,483,581  $ 1,468,397      6.04%

Cash and due from banks                     683,341                              529,434
Other assets                              7,229,977                            3,835,431
          Total assets                  $41,047,108                          $36,848,446

Interest-bearing funds:
  Consumer and other time deposits      $ 7,975,089   $  176,456      2.96%  $ 8,301,984  $   193,647      3.12%
  Certificates of deposit                   599,528       17,701      3.95       735,843       17,716      3.22
  Deposits in foreign offices            11,801,053      369,257      4.18    10,555,169      303,673      3.85
          Total interest-bearing
            deposits                     20,375,670      563,414      3.70    19,592,996      515,036      3.51
  Trading account liabilities (2)           162,555        7,468      6.14        94,580        3,751      5.30
  Short-term borrowings                   5,604,230      151,901      3.62     5,432,019      142,041      3.50
  Total long-term debt                    4,956,826      205,003      5.53     4,526,599      201,393      5.95
          Total interest-bearing funds   31,099,281   $  927,786      3.99%   29,646,194  $   862,221      3.89%

Noninterest-bearing deposits:
  In domestic offices                     1,335,299                            1,143,785
  In foreign offices                        114,054                              102,671
Other liabilities                         5,863,789                            3,618,178
Stockholders' equity:
  Preferred stock                           616,622                              556,425
  Common stockholders' equity             2,018,063                            1,781,193
          Total stockholders' equity      2,634,685                            2,337,618
          Total liabilities and
            stockholders' equity        $41,047,108                          $36,848,446

Interest income/earning assets                        $ 1,581,977     6.38%                $ 1,468,397     6.04%
Interest expense/earning assets                           927,786     3.74                     862,221     3.55
Net interest differential                             $   654,191     2.64%                $   606,176     2.49%

<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>
(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

                                                            -8-

       The Corporation is positioning itself to benefit from the improving economic trends principally in the Latin American countries of Mexico and Brazil and has increased the level of its activities in the financial markets of both of those countries. During the third quarter of 1994, net interest income benefited from a higher volume of investments in wholesale money market assets in Brazil as well as continued investments in Mexico. See "Statement of Condition" below for additional information related to Brazil and Mexico.

       Net interest income in the third quarter of 1994 also included prepayment penalties of approximately $5.0 million resulting from the refinancing of certain commercial loans.

Provision for loan losses - was $3.0 million and $16.0 million in the third quarter and first nine months of 1994, respectively, compared to $20.0 million and $70.0 million for the corresponding periods of last year. It is the Corporation's view that because of improvement in the credit quality of the loan portfolio and the declining level of non-performing loans, it is not necessary to continue to increase the allowance for loan losses at this time.

      Net loan recoveries, excluding restructuring country debt, were $1.7 million in the third quarter of 1994, compared to net loan charge-offs of $2.5 million in the third quarter of last year. Net recoveries of restructuring country debt amounted to $0.1 million in the third quarter of 1994, compared to $6.9 million related to such obligatons in the third quarter of 1993.

      For the first nine months of 1994, net loan charge-offs, excluding restructuring country debt, were $15.5 million compared to $30.3 million in the corresponding period of last year. Net recoveries of restructuring country debt were $6.7 million for the first nine months of 1994, compared to $1.0 million in the year-ago period.

       The allowance for possible loan losses at September 30, 1994 was $319.6 million, compared to $311.9 million at December 31, 1993 as loans declined modestly to $9.4 billion at September 30, 1994 from $9.5 billion at year end 1993. The allowance for possible loan losses as a percentage of loans outstanding, net of unearned income was 3.41% at September 30, 1994, compared to 3.28% at December 31, 1993.

       At September 30, 1994, non-accrual loans were $58.7 million, compared to $63.2 million at June 30, 1994 and $94.9 million at December 31, 1993. The decline in non-accrual loans since December 31, 1993 is primarily attributable to the Brazilian debt restructuring settlement which reduced non-accrual loans by $33.4 million in the second quarter of 1994. Under this settlement, the Corporation received bonds in exchange for substantially all of its non-performing outstandings to Brazil. See "Other Operating Income" below for additional discussion of the Brazilian debt restructuring and "Statement of Condition" below for a discussion of total non-performing assets.

       The following is a summary of total non-accrual loans at periods ending:

                          Sept. 30,        June 30,       Dec. 31,
(In thousands)              1994             1994           1993

Non-accrual loans:
 Domestic                $   45,037       $  45,210      $  48,084
 Foreign-restructuring
  country                       -             1,875         33,853
 Foreign-other               13,679          16,111         12,956
Total non-accrual loans  $   58,716       $  63,196      $  94,893

Other operating income - totaled $97.3 million in the third quarter of 1994, compared to $108.2 million in the year-earlier quarter. This decline was primarily attributable to lower levels of customer trading activities. For the first nine months of 1994, such income was $295.2 million compared to $284.1 million in the corresponding period of last year.

       Income from trading activities in the third quarter of 1994 declined to $49.3 million from $61.9 million in the third quarter of last year. Income from precious metals increased $4.4 million from the corresponding period a year ago, due to higher levels of activity in the precious metals markets, including the contribution from the businesses acquired in the Republic Mase Bank transaction. This increase was more than offset by lower activity and revenues in foreign exchange and trading account profits and commissions. The level of trading income in the third quarter of 1994 improved $19.2 million over the second quarter, as the generally reduced activity in the global markets resulting from the high level of market uncertainty in the second quarter became less pronounced.

       For the first nine months of 1994, income from trading activities was $128.2 million, compared to $155.6 million in the same period a year ago and reflects the factors mentioned above.

       Investment securities losses were $0.8 million in the third quarter of 1994, compared to gains of $3.8 million in the third quarter of last year which primarily resulted from early redemptions of securities prior to scheduled maturity. For the first nine months of 1994, investment security gains were $12.3 million, compared to gains of $6.3 million last year. Net gains on security transactions for the nine-month period of 1994 included gains in the second quarter of $52.0 million realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, gains of $26.9 million realized on the sale of all of the securities received in connection with Brazil's debt restructuring and net losses of $68.9 million primarily on the disposition of securities sold as part of the Corporation's asset/liability management program.

       The Corporation recorded net gains on loans sold or held for sale of $1.4 million in the third quarter of 1994, compared to net losses of $0.3 million in the corresponding quarter last year. For the nine months ended September 30, 1994, net gains of $2.0 million compare to net losses of $1.2 million in the same period of last year.

       Commission income amounted to $12.6 million in the third quarter of 1994, compared to $15.6 million in the corresponding period of 1993 reflecting a lower level of fees earned from global asset management activities. For the first nine months of 1994, commission income amounted to $44.9 million, compared to $36.2 million last year.

       Equity in the earnings of Safra Republic Holdings S.A. (Safra Republic), a European international private banking group of which the Corporation owns 49% of the outstanding shares, increased 27.6% to $18.8 million in the third quarter of 1994, compared to $14.7 million in the third quarter of 1993. For the nine-month period of 1994 these earnings increased 40.6% to $58.5 million, compared to $41.6 million for the corresponding period of 1993.

       Other income was $15.9 million in the third quarter of 1994, compared to $12.4 million in the corresponding quarter last year. For the nine months ended September 30, 1994, other income was $49.4 million, compared to $45.8 million in the year-ago period. The nine-month periods include a $2.4 million gain on the early extinguishment of $79.9 million principal amount of Libor Accrual Notes due 1996 in the second quarter of 1994 and a $5.1 million gain on the sale of certain data processing rights in the first quarter of 1993.

Other Operating Expenses - totaled $172.8 million in the third quarter and $539.9 million for the first nine months of 1994. This compares to $157.0 million and $460.6 million in the corresponding periods of 1993. These increases are attributable primarily to the Corporation's expansion into
new business areas.   The previously announced acquisitions of Republic
Mase Bank, SafraCorp California and Bank Leumi Le Israel (Canada) and the addition of staff in trading, domestic private banking and various support areas contributed to the increase. The nine months of 1994 includes a second quarter $17.0 million restructuring charge to de-emphasize certain business activities, including activities of Republic New York Securities Corporation. Total operating expenses declined $1.4 million in the third quarter of 1994, when compared to the second quarter of 1994, after adjusting for the restructuring charge.

       Salaries and employee benefits were $95.7 million in the third quarter of 1994, compared to $86.6 million in the third quarter of last year. For the nine months ended September 30, 1994, such expenses were $299.9 million, including $14.8 million related to the restructuring expenses mentioned above compared to $253.4 million in the year-earlier period.

        Occupancy expense was $13.9 million in the third quarter of 1994, compared to $12.5 million in the third quarter of 1993. For the nine months ended September 30, 1994, occupancy expense was $40.9 million, compared to $35.7 million last year. The respective period to period increases are primarily due to the new business areas mentioned above and additional costs for home office expansion.

       All other expenses were $63.2 million in the third quarter of 1994, compared to $57.9 million in the third quarter last year. For the nine months ended September 30, 1994, other expenses were $199.2 million including the balance of the restructuring charge, compared to $171.5 million last year. These increases reflect higher levels of expense for equipment, communications and computer services.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local income taxes, after giving effect to the deductiblity of state and local taxes for federal income tax purposes. Total applicable income taxes increased $1.8 million, or 3.3%, in the third quarter of 1994 and $4.4 million, or 3.2%, during the first nine months of 1994 when compared to the corresponding periods of 1993.
Changes in income taxes in the third quarter are a result of fluctuations in the level of New York state and city income taxes. Income taxes in the third quarter of 1993 reflect the effect, retroactive to January 1, 1993, of applying a higher U.S. statutory tax rate in accordance with the Omnibus Budget Reconciliation Act of 1993. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the third quarter and nine-month periods of 1994 were 38.5% and 36.3%, respectively, compared to 41.6% and 38.5% in the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

	At September 30, 1994, stockholders' equity included a deduction of $109.3 million, which represents the after-tax unrealized depreciation in the securities available for sale portfolio and approximately 49% of Safra Republic's unrealized depreciation in its securities available for sale portfolio. This compares to a $262.8 million unrealized appreciation in the securities available for sale portfolio and approximately 49% of Safra Republic's unrealized appreciation in its securities available for sale portfolio at December 31, 1993.

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

	In accordance with regulatory guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

	At September 30, 1994, the Corporation's leverage ratio was 6.00% compared to 5.61% at year end 1993. At September 30, 1994, risk-based capital ratios were 15.80% for Tier 1, or "core", capital and 26.91% for total qualifying capital, compared to 15.16% and 26.20%, respectively, at December 31, 1993. These ratios substantially exceed the minimums in effect for bank holding companies.

	At September 30, 1994, the ratio of the Corporation's total common stockholders' equity to total assets was 4.85%, compared to 5.55% at December 31, 1993. The decline in this ratio was primarily attributable to the reduction in common equity related to the unrealized depreciation in the market value of the Corporation's portfolio of securities available for sale.

	During the third quarter of 1994, the Corporation increased its investment in Brazilian overnight wholesale capital and money market activities. These investments grew to approximately $244 million at September 30, 1994 and together with the Corporation's other longer term Brazilian investments, the Corporation increased its exposure to Brazil to approximately $548 million, or 1.33% of total assets.

       The Ministry of Finance and Public Credit of Mexico has granted the Bank a license to establish a Mexican banking subsidiary. The new subsidiary will be headquartered in Mexico City, where the Bank has had a representative office since 1972. The subsidiary will operate as Republic National Bank of New York (Mexico), S.A. with an initial capitalization of $100 million. It will engage in activities consistent with those of Mexican "multiple banks", including deposit gathering from the public and the granting of commercial and individual loans.

Non-performing Assets

       At September 30, 1994, total non-performing assets of $85.5 million included $58.7 million of non-accrual loans and $26.8 million of other real estate owned. Total non-performing assets at June 30, 1994 and December 31, 1993 were $87.5 million and $118.2 million respectively. The decline in total non-performing assets at September 30, from December 31 was primarily due to the Brazilian debt restructuring settlement during the second quarter of 1994, which reduced non-accrual loans by $33.4 milllion.


       The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                 Sept. 30,      June 30,      Dec. 31,
(In thousands)                     1994           1994          1993

Total non-accrual loans        $    58,716    $    63,196    $  94,893
Other non-performing assets:
  Other real estate owned           26,822         24,331       23,338
Total non-accrual loans and
  Other non-performing assets   $   85,538    $    87,527    $ 118,231

Financial Instruments

       At September 30, 1994, the net fair value depreciation of the Corporation's on-balance sheet financial instruments, including related off-balance sheet interest rate hedges, was approximately $11 million. This amount represents a decline in the fair value of such instruments of approximately $60 million since June 30, 1994 and $325 million since December 31, 1993. The change in value reflects the effect of rising interest rates during the first nine months of 1994.

       Not included in the information above is the fair value of deposit liabilities with no stated maturity that are required to be reported at their carrying value. These deposits have an increased value to the Corporation during periods of rising interest rates since they can be invested at more favorable spreads.

       In the third quarter of 1994, the Corporation designated as held to maturity approximately $0.5 billion carrying value of U.S. Government Agency securities which had been previously designated as available for sale. These securities are in addition to approximately $3.4 billion carrying value of such securities which had been so designated in the first six months of 1994.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)	 Exhibits

       	 11.  Computation of Earnings Per Common Share

       	 27.  Financial Data Schedule

    (b)  Reports on Form 8-K

    	 There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                               SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REPUBLIC NEW YORK CORPORATION


Dated:  November 14, 1994               By    /s/Walter H. Weiner
                                        Walter H. Weiner
                                        Chairman of the Board



Dated:  November 14, 1994               By     /s/John D. Kaberle, Jr.
                                        John D. Kaberle, Jr.
                                        Executive Vice President and
                                          Comptroller
                                        (Principal Accounting Officer)

                                   FORM 10-Q

                                QUARTERLY REPORT


                For the fiscal quarter ended September 30, 1994

                         REPUBLIC NEW YORK CORPORATION

                                 EXHIBIT INDEX



         No.                      Exhibit Description

         11          Computation of Earnings Per Common Share

         27          Financial Data Schedule