Form 10-K
REPUBLIC NEW YORK CORP
filed 1995-03-31
CIK 83246

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-K
                            ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1994 Commission File No. 1-7436

                    REPUBLIC NEW YORK CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Maryland                              13-2764867
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
 Incorporation or Organization)

452 Fifth Avenue, New York, N.Y.                       10018
(Address of Principal                                (Zip Code)
    Executive Offices)

Registrant's Telephone Number, Including Area Code (212) 525-6100
                            -------------
      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
Title of each class                        on which registered
-------------------                        ---------------------
Common Stock, Par Value $5.00 Per Share    New York Stock Exchange
                                           The International Stock
                                            Exchange of the United
                                            Kingdom & The Republic
                                            of  Ireland Ltd.
Depositary Shares, each representing
a one-fourth interest in a
share of Adjustable Rate Cumulative
Preferred Stock,Series D                   New York Stock Exchange
$3.375 Cumulative Convertible
Preferred Stock                            New York Stock Exchange
$1.9375 Cumulative Preferred Stock         New York Stock Exchange
8 3/8% Notes Due 1996                      New York Stock Exchange
8 3/8% Debentures Due 2007                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:
                              NONE.
                         ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X     No    .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of Common Stock of the registrant held by non-affiliates at March 8, 1995 was $1,769,651,104.375 based on the closing price on the New York Stock Exchange Composite Tape on such date.
     The number of shares outstanding of each of the registrant's classes of common stock, as of March 8, 1995: 52,260,388.

              Documents Incorporated by Reference:
     Document                              Location in Form 10-K

1994 Annual Report to Stockholders,
to the extent indicated                   Parts I, II, III and IV
Proxy Statement for 1995 Annual
Meeting, to the extent indicated          Parts I and III


                           PART I

Item 1. Business
                  REPUBLIC NEW YORK CORPORATION

     Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1994, the Corporation had consolidated total assets of $41.1 billion and stockholders' equity of $2.6 billion. Its principal asset is the capital stock of Republic National Bank of New York (the "Bank"). At December 31, 1994, the Bank accounted for approximately 80% of the consolidated assets and, for the year ended December 31, 1994, accounted for approximately 75% of consolidated revenues and 85% of consolidated net income of the Corporation. The Corporation's other significant banking subsidiary is Republic Bank for Savings ("RBS"). See "Republic Bank for Savings". Republic Factors Corp. ("Factors"), which commenced operations in 1977, is the other significant subsidiary of the Corporation. See "Republic Factors Corp." Another of the Corporation's subsidiaries is Republic New York Securities Corporation, a full service broker-dealer, which commenced operations in 1992. See "Republic New York Securities Corporation".

     Based on total assets, at December 31, 1994, the Corporation was the twenty-second largest bank holding company in the United States.

     The executive offices of the Corporation are located at 452 Fifth Avenue, New York, New York 10018 (telephone 212-525-6100).

     As used herein, the term "Corporation" includes the subsidiaries of the Corporation and the terms "Bank" and "RBS" include the subsidiaries of the Bank and RBS, respectively, unless the context indicates otherwise.

               REPUBLIC NATIONAL BANK OF NEW YORK

     The Bank, a national banking association organized in 1965, commenced operations in January, 1966. The Bank provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. At December 31, 1994, the Bank had total assets of $32.4 billion, total deposits of $19.4 billion and stockholder's equity of $2.1 billion.

     The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York. The Bank has 34 domestic branch banking offices in New York City and the suburban counties of Westchester and Rockland. The Bank maintains foreign branch offices in London, Milan, Buenos Aires, Santiago, Hong Kong, Singapore, Tokyo and the Cayman Islands; wholly-owned foreign banking subsidiaries in Montreal, Nassau, Singapore, Montevideo, and the Cayman Islands; and an Edge Act subsidiary in Miami, Florida. The Bank also has foreign representative offices in Beijing, Beirut, Buenos Aires, Caracas, Copenhagen, Jakarta, Manila, Mexico City, Montevideo, Moscow, Punta del Este, Rio de Janeiro, and Taipei. The Bank's facilities are supplemented by a network of correspondent banks throughout the world.

International Banking

     The Bank is active in international banking where it operates principally as a wholesale bank. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors. At December 31, 1994, approximately 80% of the Bank's cross-border net outstandings were to or guaranteed by such entities.

     The Bank's international banking services include accepting deposits, extending credit, forfait financing, buying and selling foreign exchange, buying and selling banknotes denominated in various currencies, issuing letters of credit and bankers' acceptances and handling the collection and transfer of money. The Bank's Banknote Services business ships U.S. dollars to and from financial institutions in nearly 40 countries.

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

     An analysis of the Corporation's international operations for each of the years in the three years ended December 31, 1994 is contained in the following sections of its 1994 Annual Report to Stockholders filed as an Exhibit to this Report which is hereby incorporated herein by reference: (a) Note 14 of the Notes to Consolidated Financial Statements on page 75 in such report for allocation of the Corporation's total assets, total operating revenue, income (loss) before income taxes and net income (loss) among geographic areas for each of the years in the three years ended December 31, 1994; and (b) "Management's Discussion and Analysis - Liability and Asset Management" on pages 35 through 48 in such report for other relevant information on international operations.

     During 1994, the Corporation received permission to establish a Mexican banking subsidiary to be known as Republic National Bank of New York (Mexico), S.A. and headquartered in Mexico City. The subsidiary will have an initial capitalization of 340 million pesos (approximately $60 million at recent rates) and will engage in activities consistent with those of Mexican "multiple banks", including accepting deposits from the public and granting commercial and individual loans. It is anticipated that the subsidiary will commence operations in the second quarter of 1995.

     For information concerning the Corporation's outstandings in certain foreign countries, see "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border Outstandings" on pages 47 and 48 and "Allowance for Possible Loan Losses" on pages 45 and 46 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Safra Republic Holdings S.A.

     Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, is principally engaged, through wholly-owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar, in international private banking and commercial banking, offering a range of private banking services primarily to wealthy individuals. At December 31, 1994, the Bank owned approximately 48.8%, Saban S.A., the Corporation's principal stockholder, owned approximately 20.7% and international investors owned approximately 30.5% of the outstanding shares of Safra Republic. At December 31, 1994, Safra Republic had total assets of $12.5 billion, total deposits of $9.4 billion and total shareholders' equity of approximately $1.2 billion.

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

     Through its Domestic Corporate Lending Department, the Bank services the financing requirements of large national companies, middle-market companies and other businesses in the New York metropolitan area and selected markets outside of New York. Information concerning the composition of the Corporation's domestic and international loan portfolio is presented in the section "Loan
Portfolio" under "Operating Information" found on page 6 of this report. The Corporation also engages in factoring activities through Factors. See "Republic Factors Corp."

     Other banking facilities usually associated with a full-service commercial bank are offered, among which are safe deposit boxes, safekeeping and custodial services, collections and remittances, letters of credit and foreign exchange. The Bank's Trust Department provides a broad range of fiduciary services to both individual and corporate accounts.

     The Bank has expanded its services to include domestic private banking. Through its Domestic Private Banking operation, the Bank offers an array of private banking services, including deposit, lending and investment management products, custody services, and trust and estate planning to high net worth individuals. The Bank's domestic private banking clients are served from locations in New York, Los Angeles, and Miami.

     The following table sets forth the percentages of the Corporation's domestic and international assets and liabilities, based upon the location of the obligor or customer, at December 31 in each of the last three years.


                       ASSETS                            LIABILITIES
               --------------------------        ------------------------------
               Domestic     International        Domestic         International
               --------     -------------        --------         -------------
1994. . . .     61.1%          38.9%               64.4%              35.6%
1993. . . .     68.1           31.9                59.7               40.3
1992. . . .     59.2           40.8                65.2               34.8

Precious Metals, Foreign Exchange, Securities and Derivative
Transactions

     For a description of the Bank's precious metals activities and income derived therefrom see "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Precious Metals" on page 44 and "Management's Discussion and Analysis - Results of Operations - Other Operating Income" on page 32 of the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     Information concerning the Bank's foreign currency trading and income derived therefrom may be found on page 32 of the 1994 Annual Report to Stockholders in the section entitled"Management's Discussion and Analysis - Results of Operations - Other Operating Income" which is hereby incorporated herein by reference.

     Republic Forex Options Corporation ("RFOC"), an operating subsidiary of the Bank, is a foreign currency options participant on the Philadelphia Stock Exchange. RFOC is a market-maker in foreign currency options and trades for its own account.

     Information relating to the composition of the Corporation's trading account is contained in the sections of Management's Discussion and Analysis entitled "Results of Operations - Other Operating Income on page 32, "Liability and Asset Management - Liability Management - Trading Account Liabilities" on page 39, "Asset Management - Trading Account Assets" on page 43, and Note 1E on page 58 and Note 4 on pages 62 and 63 of the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     Information concerning activities involving derivative instruments is contained in the 1994 Annual Report to Stockholders in Note 1G and Notes 4, 16 and 17 of the Notes to Consolidated Financial Statements on pages 59 and 60, pages 62 and 63, and pages 76 through 81, respectively, and in the section of Management's Discussion and Analysis entitled "Liability and Asset Management" on page 37 in such report which is hereby incorporated herein by reference.

                     REPUBLIC BANK FOR SAVINGS

     RBS, a wholly-owned New York State chartered savings bank subsidiary of the Corporation, is engaged in the granting of mortgages on residential real property located primarily in New York State, including one to four family dwellings, units within condominium projects or units within cooperative housing projects.

     RBS' deposit activities include accepting savings, demand, money market, fixed-rate individual retirement, Keogh and NOW accounts. RBS also provides consumer credit. At December 31, 1994, RBS had total assets of $5.8 billion, total deposits of $4.6 billion and total stockholder's equity of $440 million.

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

     For the year ended December 31, 1994, Factors factored approximately $5.4 billion of sales making it the fifth largest factoring concern in the United States based on such sales volume.

     Factors' headquarters and principal office is located at 452 Fifth Avenue, New York, New York. In addition, Factors has offices located in Los Angeles, California and Charlotte, North Carolina.

                    OTHER FINANCIAL SERVICES

     Republic New York Securities Corporation. Republic New York Securities Corporation ("RNYSC"), a wholly-owned subsidiary of the Corporation, commenced operations on November 2, 1992 as a full-service securities broker primarily serving institutional investors and high net worth individuals On January 10, 1994, the Board of Governors of the Federal Reserve System (the "FRB") granted approval to RNYSC to underwrite and deal in all forms of debt and equity securities. RNYSC is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the New York Stock Exchange, Inc. In addition, it is an associate member of the American Stock Exchange and the Philadelphia Stock Exchange.

     RNYSC is also registered with the Commodity Futures Trading
Commission and the National Futures Association as a futures commission merchant and a commodity trading advisor. As such, RNYSC acts primarily as a commodities broker to the Bank executing futures contracts and options on futures contracts for the Bank's account. RNYSC's authority to trade in financial and precious metals commodities was expanded in 1994 when, on December 20, the FRB granted approval for RNYSC to trade in futures and options on futures in non-financial commodities, including contracts on energy products, agricultural products, and non-precious metals. RNYSC facilitates the Bank's activities as a dealer in precious metals, financial instruments and foreign exchange. In addition, RNYSC acts as a futures commission merchant and commodity trading advisor for the general public. RNYSC is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade and New York Mercantile Exchange, including its Comex Division. RNYSC is a non-clearing member of the New York Futures Exchange and Philadelphia Board of Trade.

     Republic New York Securities International Limited. Republic New York Securities International Limited ("RNYSIL"), the Corporation's wholly-owned London based subsidiary, is a member of the Securities and Futures Authority and commenced operations in the second quarter of 1994. RNYSIL's activities consist primarily of introducing customers to RNYSC.

     Republic Asset Management Corporation. The activities of Republic Asset Management Corporation, the Corporation's wholly-owned investment advisor subsidiary, are being combined with the Bank's Domestic Private Banking Group in order to eliminate an overlap of services.

                      OPERATING INFORMATION

     This section provides, on a consolidated basis, certain statistical data concerning the Corporation and supplements information contained in the 1994 Annual Report to Stockholders which is incorporated hereinbelow by reference.

Distribution of Assets, Liabilities and Stockholders' Equity;
Interest Rates and Interest Differential

     Information on the Corporation's consolidated average balances of assets, liabilities and stockholders' equity, computed principally on the basis of daily averages, and the interest income earned and the interest expense paid and the average rates earned and paid for each of the years in the five years ended December 31, 1994 is found in the table entitled "Average Balances, Net Interest Differential, Average Rates Earned and Paid" on pages 92 and 93 in the Corporation's 1994 Annual Report to Stockholders which is incorporated herein by reference. Interest income on certain tax-exempt obligations included in such table has been adjusted to a fully-taxable equivalent basis using the tax rate of 44% in 1994 and 1993 and 42% for all other periods. Information on the approximate effect on net interest income of changes in volume of interest-earning assets and interest-bearing liabilities and the rates earned or paid thereon for the three years ended December 31, 1994 is found on pages 29 through 31 in "Management's Discussion and Analysis - Results of Operations - Net Interest Income" in such report which is also incorporated herein by reference.

     Information concerning the Corporation's interest rate sensitivity gap position at December 31, 1994 is found on pages 35 through 37 in "Management's Discussion and Analysis - Liability and Asset Management" in the Corporation's 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Deposits
     Information concerning the Corporation's deposits, classified by major categories, at December 31 in each of the last three years is contained in the 1994 Annual Report to Stockholders in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Liability Management - Deposits" on pages 37 through 39 in such report which is hereby incorporated herein by reference. Information on the interest rates paid by deposit type is contained on page 92 and 93 of the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Investment Portfolio

     Investment securities represent a significant portion of the Corporation's interest-earning assets. A description of the Corporation's investment portfolio is contained in the sections entitled "Management's Discussion and Analysis - Liability and Asset Management -
 Asset Management - Investment Portfolio" and "Management's Discussion and Analysis - Results of Operations - Other Operating Income" on pages 41 through 43 and page 33, respectively, and Note 1D on page 58, and
Note 3 on pages 61 and 62 of the Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Loan Portfolio

     The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.


                                                                    December 31,
                                              ----------------------------------------------------------
                                                  1994       1993       1992         1991        1990
                                                  ----       ----       ----         ----        ----
                                                                   (In thousands)
Domestic:
 Real estate-residential mortgage. . . . .    $1,245,500  $1,310,718  $1,454,416  $1,313,793  $1,166,779
 Real estate-commercial. . . . . . . . . .     1,813,878   1,854,377   2,107,112   2,222,714   2,377,126
 Banks and other financial institutions. .        83,010       7,384      14,841      18,434      78,177
 Broker loans. . . . . . . . . . . . . . .       559,019     678,490     307,018     250,000     306,002
 Commercial and industrial . . . . . . . .     2,242,124   2,152,691   1,859,595   1,848,587   1,968,525
 Individuals . . . . . . . . . . . . . . .       106,195      90,218      51,305      71,286     320,349
 All other . . . . . . . . . . . . . . . .        11,810      16,915      59,852      51,008      43,977
                                               ---------   ---------   ---------   ---------   ---------
                                               6,061,536   6,110,793   5,854,139   5,775,822   6,260,935
                                               ---------   ---------   ---------   ---------   ---------
Foreign:
 Broker loans. . . . . . . . . . . . . . .       23,762      732,812          --          --          --
 Government and government agencies. . . .       89,625      429,232     341,320     453,639     450,359
 Banks and other financial institutions. .      297,801       68,416     288,682     279,587     353,275
 Commercial and all other. . . . . . . . .    2,487,875    2,262,130   1,672,038   2,271,625   2,167,939
                                              ---------    ---------   ---------   ---------   ---------
                                              2,899,063    3,492,590   2,302,040   3,004,851   2,971,573
                                              ---------    ---------   ---------   ---------   ---------
Total loans. . . . . . . . . . . . . . . .    8,960,599    9,603,383   8,156,179   8,780,673   9,232,508
  Less unearned income . . . . . . . . . .      (47,109)     (94,825)   (148,722)   (211,715)   (227,649)
                                              ---------    ---------   ---------   ---------   ---------
Loans, net of unearned income. . . . . . .   $8,913,490   $9,508,558  $8,007,457  $8,568,958  $9,004,859
                                             ==========   ==========  ==========  ==========  ==========


Maturity Distribution and Interest Sensitivity of Loans

     Information presenting the maturity distribution of the Corporation's domestic and foreign loan portfolios at December 31, 1994 and an analysis of the interest sensitivity of such portfolios at such date is contained in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Loan Portfolio" on pages 44 and 45 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Risk Elements

     Information presenting the risk elements of the Corporation's domestic and foreign loan portfolios and foreign outstandings at December 31, 1994, 1993 and 1992, including past due, non-accrual and other nonperforming assets, and recent accounting pronouncements related to recognition criteria and measurement methods for certain impaired loans, is contained in the section entitled "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border

Outstandings" on pages 47 and 48 and "Allowance for Possible Loan
Losses" on pages 45 and 46 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     For information presenting off-balance sheet risk of financial instruments together with related risk concentrations, see Note 17 of the Notes to Consolidated Financial Statements on pages 79 through 81 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     For information relating to the effect on the Corporation's 1994 income of loans classified as non-accrual and restructured and other information on outstandings in certain debtor countries, see Note 6 of the Notes to the Consolidated Financial Statements on pages 64 and 65 and "Management's Discussion and Analysis - Liability and Asset Management - Asset Management - Cross-border Outstandings" on pages 47 and 48 and "Allowance for Possible Loan Losses" on pages 45 and 46 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     Management periodically reviews the loan portfolio, particularly non-accrual and restructured loans. The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Corporation's policy is to classify as non-accrual any loan (other than factored trade accounts receivable, consumer installment and residential mortgage) on which payment of principal or interest is 90 days or more past due. In addition, a loan will be classified as non-accrual if, in the opinion of management, based upon a review of the borrower's or guarantor's financial condition, collateral value and other factors, payment is questionable, even though payments are not 90 days or more past due.

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

     Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted, at which time the loan ceases to accrue interest. Any accrued interest receivable remains in interest income as an obligation of the borrower. Loans past due 90 days or more and still on accrual status,primarily residential mortgage loans, amounted to $9.6 million, $5.6 million, $8.8 million, $9.1 million, and $8.0 million at year end 1994, 1993, 1992, 1991, and 1990, respectively.

Risk Assessment, Credit Risk Management and Allowance for Possible Loan
Losses

     The Risk Assessment Committee of the Corporation's Board of Directors was established in 1993 to oversee identification, measurement and limitation of the risks relating to all activities of, and products offered by, the Corporation. The Committee's activities include review of risk management methodologies employed by management. Also in 1993, the Bank established the Risk Assessment and Control Department, whose task is to develop and implement consolidated and integrated risk quantification and reporting mechanisms. The Department also monitors market-related risk exposure on a daily basis, reporting to management.

      Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and credit review procedures. Senior management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk averse nature of the Corporation. The credit review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

     Management's objective in establishing lending and investment standards is to minimize the risk of loss and provide for income generation through pricing policies. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. In addition, the Corporation places particular emphasis on the matching of the maturity and interest rate sensitivity of assets and liabilities. By this policy, the Corporation seeks to minimize the effect of rate changes, largely externally influenced and difficult to control, on the portfolio and to limit its exposure largely to credit risks over which it has more direct control. One technique which the Corporation utilizes to achieve these goals is to enter into interest rate and currency swaps designed to protect against rate and currency fluctuations.

     The Corporation's loan portfolios are regularly reviewed and monitored by the Credit Review Department, which, each quarter, prepares a report containing recommendations as to the amount of loans to be charged-off. The report is then submitted for consideration to certain members of Executive Management who determine the amount of loans to be charged-off. The Credit Policy Committee subsequently reviews the loans to be charged-off and ratifies Executive Management's decision. Rules and formulae relative to the adequacy of the allowance, although useful as guidelines to management, are not final determinants. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off. Consistent with its policy of maintaining an adequate allowance for possible loan losses, management generally charges-off a loan, or a portion thereof, when a loss is probable.

     The allocation of the allowance for possible loan losses between the Corporation's domestic and foreign components is contained in Note 6 of the Notes to the Consolidated Financial Statements found on pages 64 and 65 of the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference. Extensive foreign charge-offs related to restructuring countries debt were taken in 1990. In 1991 and 1992, as the value of foreign obligations stabilized, the previously provided foreign provision was reallocated to domestic obligations as the domestic economy continued to deteriorate. Domestic charge-offs exceeded foreign charge-offs in 1991, 1992, 1993, and 1994.

     Information presenting the Corporation's allowance for possible loan losses, amounts of domestic loans by loan category and total foreign loans charged-off and recoveries of such loans previously charged-off, loans, net of unearned income, and related ratios is contained in the section entitled "Management's Discussion and Analysis
- Liability and Asset Management - Asset Management - Allowance for Possible Loan Losses" on pages 45 and 46 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for possible loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1994. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                                                    December 31, 1994
                                     ------------------------------------------------------
                                               Allocation of the Allowance for
                                              Possible Loan Losses by Category
                                     ------------------------------------------------------

                                          Domestic          Foreign            Total
                                     ---------------    ---------------    ---------------
                                     Percent  Amount    Percent  Amount    Percent  Amount
                                     -------  ------    -------  ------    -------  ------
                                                    (Dollars in thousands)
Real estate loans. . . . . . . . .     42%    $ 80,000     8%    $ 10,000     28%   $ 90,000
Commercial and industrial loans. .     39       75,000    24       30,000     33     105,000
Other loans. . . . . . . . . . . .      3        5,000    47       60,000     20      65,000
Unallocated. . . . . . . . . . . .     16       31,887    21       27,333     19      59,220
                                      ---     --------   ---     --------    ---    --------
Total. . . . . . . . . . . . . . .    100%    $191,887   100%    $127,333    100%   $319,220
                                      ===     ========   ===     ========    ===    ========

                                                     December 31, 1993
                                     ------------------------------------------------------
                                               Allocation of the Allowance for
                                              Possible Loan Losses by Category
                                     ------------------------------------------------------
                                          Domestic          Foreign            Total
                                     ---------------    ---------------    ---------------
                                     Percent  Amount    Percent  Amount    Percent  Amount
                                     -------  ------    -------  ------    -------  ------
                                                   (Dollars in thousands)
Real estate loans. . . . . . . . .     42%    $ 80,000     8%    $ 10,000     29%   $ 90,000
Commercial and industrial loans. .     40       75,000    25       30,000     34     105,000
Other loans. . . . . . . . . . . .      3        5,000    41       50,000     17      55,000
Unallocated. . . . . . . . . . . .     15       29,499    26       32,356     20      61,855
                                      ---     --------   ---     --------    ---    --------
Total. . . . . . . . . . . . . . .    100%    $189,499   100%    $122,356    100%   $311,855
                                      ===     ========   ===     ========    ===    ========

                                                       December 31, 1992
                                     ------------------------------------------------------
                                                Allocation of the Allowance for
                                               Possible Loan Losses by Category
                                     ------------------------------------------------------
                                          Domestic          Foreign            Total
                                     ---------------    ---------------    ---------------
                                     Percent  Amount    Percent  Amount    Percent  Amount
                                     -------  ------    -------  ------    -------  ------
                                                     (Dollars in thousands)
Real estate loans. . . . . . . . .     37%    $ 60,000    13%    $10,000      29%   $ 70,000
Commercial and industrial loans. .     34       55,000    25      20,000      31      75,000
Other loans. . . . . . . . . . . .      1        1,000    50      40,000      17      41,000
Unallocated. . . . . . . . . . . .     28       45,699    12       9,321      23      55,020
                                      ---     --------   ---     -------     ---    --------
Total. . . . . . . . . . . . . . .    100%    $161,699   100%    $79,321     100%   $241,020
                                      ===     ========   ===     =======     ===    ========

                                                       December 31, 1991
                                     ------------------------------------------------------
                                                Allocation of the Allowance for
                                               Possible Loan Losses by Category
                                     ------------------------------------------------------
                                          Domestic          Foreign            Total
                                     ---------------    ---------------    ---------------
                                     Percent  Amount    Percent  Amount    Percent  Amount
                                     -------  ------    -------  ------    -------  ------
                                                     (Dollars in thousands)
Real estate loans. . . . . . . . .     45%    $ 45,000     4%    $  5,000     22%   $ 50,000
Commercial and industrial loans. .     25       25,000     4        5,000     13      30,000
Other loans. . . . . . . . . . . .      1        1,000    43       55,000     25      56,000
Unallocated. . . . . . . . . . . .     29       29,842    49       61,612     40      91,454
                                      ---     --------   ---     ---------   ---    --------
Total. . . . . . . . . . . . . . .    100%    $100,842   100%    $126,612    100%   $227,454
                                      ===     ========   ===     ========    ===    ========

                                             9
                                                       December 31, 1990
                                     ------------------------------------------------------
                                                Allocation of the Allowance for
                                               Possible Loan Losses by Category
                                     ------------------------------------------------------
                                           Domestic          Foreign            Total
                                     ---------------    ---------------    ---------------
                                     Percent  Amount    Percent  Amount    Percent  Amount
                                     -------  ------    -------  ------    -------  ------
                                                    (Dollars in thousands)
Real estate loans. . . . . . . . .     85%    $35,000      1%    $  1,000    15%    $ 36,000
Commercial and industrial loans. .     12       5,000      2        3,000     3        8,000
Other loans. . . . . . . . . . . .      2       1,000     74      146,000    62      147,000
Unallocated. . . . . . . . . . . .      1         310     23       45,324    20       45,634
                                      ---     -------    ---     --------   ---     --------
Total. . . . . . . . . . . . . . .    100%    $41,310    100%    $195,324   100%    $236,634
                                      ===     =======    ===     ========   ===     ========


     At December 31, in each of the years 1994 through 1990, the Corporation's allowance for possible loan losses represented approximately 369%, 198%, 128%, 145% and 159%, respectively, of total non-accrual and restructured loans. The coverage of the allowance for loan losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for loan losses that management utilizes.

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

     The individually significant loans represent larger, more problematic loans which are individually assessed as to collectibility. For homogeneous portfolios, principally the consumer retail portfolio, the Corporation utilizes the prior year's loss experience to estimate an amount necessary to provide for the upcoming twelve months of expected losses. For the other segmentations of the portfolio, historical loss rates are calculated for loans with similar characteristics. These loss rates are updated quarterly and are based upon the loss experience incurred for more than the last five years.

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

Financial Ratios

     The following table presents average total stockholders' equity as a percentage of average assets and the Corporation's returns on average total stockholders' equity and average total assets (based on net income), the return on average common stockholders' equity (based on net income applicable to common stock), and its dividend payout ratio (based on dividends declared per common share divided by fully diluted earnings per common share) for each of the years in the three years ended December 31, 1994.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                           1994     1993     1992
                                                                           ----     ----     ----
Average stockholders' equity as a percentage of average assets. . . . .    6.38%    6.33%    6.43%
Return on average total stockholders' equity. . . . . . . . . . . . . .   12.87    12.73    11.95
Return on average common stockholders' equity . . . . . . . . . . . . .   15.20    15.08    14.18
Return on average total assets. . . . . . . . . . . . . . . . . . . . .     .82      .81      .77
Dividend payout ratio . . . . . . . . . . . . . . . . . . . . . . . . .   23.53    21.39    23.15

     The rate of the quarterly dividend payable on the Corporation's Common Stock was increased to $.22 per share commencing with the dividend payment on April 1, 1990, to $.233 per share commencing with the dividend payment on April 1, 1991, to $.25 per share commencing with the dividend payment on January 1, 1992, to $.27 per share commencing with the dividend payment on April 1, 1993, to $.33 commencing with the dividend payment on April 1, 1994, and will be increased to $.36 commencing with the dividend payable on April 1, 1995.

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

Employees

     As of December 31, 1994, the Corporation had approximately 5,500 full-time employees.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Corporation.

     For information concerning transactions with persons related to the Corporation and its management see Item 13 in Part III of this Report and the section entitled "Transactions with Management and Related Persons" found on pages 17 and 18 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 15, 1995 for its 1995 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

                       SUPERVISION AND REGULATION

General

     As a bank holding company registered under the Bank Holding Act of 1956, as amended (the "BHCA"), the Corporation is subject to substantial regulation and supervision by the FRB. The Corporation's subsidiary banks are subject to regulation and supervision by federal and state bank regulatory agencies, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation ("FDIC") and the New York State Banking Department. Federal banking and other laws impose a number of requirements and restrictions on the operations and activities of depository institutions. In addition, the Corporation and certain of its banking subsidiaries and branches located outside the United States are subject to the requirements of and supervision by the regulatory authorities in the countries in which they operate.

     Pursuant to the BHCA, bank holding companies may engage directly, or indirectly through subsidiaries, in activities which the FRB determines to be so closely related to banking or managing banks as to be a proper incident thereto. However, FRB approval is required before a bank holding company may acquire an existing company or engage in activities which the FRB has not determined to be permissible for bank holding companies. Specifically, the prior approval of the FRB is required for the acquisition by a bank holding company of more than 5% of the voting stock or substantially all of the assets of any bank or bank holding company as well as, with certain exceptions, the acquisition of more than 5% of the voting stock of any company engaging in activities other than banking or managing or controlling banks or furnishing services to or performing services for their subsidiaries. Further, a bank holding company, as well as certain of its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or provision of any property or services.

     In September 1994, the Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") was signed into law. Generally, IBBEA will ease the current federal and state restrictions placed on bank holding company activities relating to interstate banking and full interstate branching. The IBBEA provides for interstate banking within one year and full interstate banking within three years of the legislation's enactment. It is anticipated that IBBEA will result in expanded business opportunities and economies of scale available to the banking industry.

     The Federal Reserve Act imposes restrictions on extensions of credit by subsidiary banks of a bank holding company to the bank holding company or certain of its subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

     RNYSC is subject to supervision and regulation by the FRB, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the National Futures Association, and the Commodity Futures Trading Commission. RNYSC is also subject to the rules and regulations applicable to broker-dealers in each state in which it operates. RNYSIL is a member of and supervised by the Securities and Futures Authority in the United Kingdom.

Capital Requirements

     The Corporation and its bank subsidiaries are subject to risk-based capital requirements for bank holding companies. The requirements provide that the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit and derivative instruments) be equal to 8.0% of risk-weighted assets. Of this amount, at least half must be composed of common equity, minority interest, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and intangible assets subject to certain minimums ("Tier 1 capital"). The remainder may consist of certain amounts of subordinated debt and cumulative preferred stock and a limited amount of the allowance for loan losses ("Tier 2 capital").

     On March 15, 1993, a revised rule altering the method of computation of Tier 1 capital of bank holding companies became effective. Subject to certain exceptions, when calculating Tier 1 capital under the revised rule, bank holding companies are required to deduct all intangible assets other than purchased mortgage servicing rights and purchased credit card relationships. These assets are valued at least quarterly at the lesser of 90% of their fair market value or 100% of their book value, in an aggregate amount not to exceed 50% of Tier 1 capital.

     On April 1, 1995, a new rule will become effective that will alter the treatment of deferred tax assets for capital adequacy purposes. Pursuant to the new rule, the amount of deferred tax assets that are dependent on future taxable income that may be included in regulatory capital will be limited to (i) the amount of deferred taxes the Corporation expects to realize within one year, based on its projection of future taxable income (exclusive of tax carryforwards and reversal of existing temporary differences for such year), or (ii) 10% of Tier 1 capital as defined above. The Corporation does not believe the new rule will have a material effect on its capital adequacy ratios.

     In September 1994, the Comptroller of the Currency proposed to amend its risk-based capital rules to refine the treatment of derivative financial instruments for capital computation purposes. The proposed rule would revise and expand the set of off-balance sheet credit conversion factors used to calculate the potential future exposure of derivative contracts and permit banks to net multiple derivative contracts that are subject to a qualifying bilateral netting contract when calculating the potential future credit exposure. The Corporation does not believe that the proposed rule, if adopted, would have a material effect on its risk-based capital adequacy ratios.

     In addition to the risk-based capital requirements described above, the Corporation must maintain a minimum leverage ratio of 3% (defined as Tier 1 capital divided by consolidated quarterly average total assets). Bank holding companies that are experiencing significant growth or are actively seeking acquisitions are expected to maintain a leverage ratio of 4% to 5%. Information concerning the Corporation's risk-based capital ratios may be found in "Management's Discussion and Analysis - Risk-Based Capital/Leverage Guidelines" on pages 50 and 51 of the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), further requires the federal bank regulatory agencies bi-annually to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities. FDICIA also revised bank regulatory structures embodied in several other federal banking statutes, required the federal banking regulators to set five capital levels ranging from "well capitalized" to "critically undercapitalized", authorized federal banking regulators to intervene in connection with the deterioration of a bank's capital level, placed limits on real estate lending and tightened audit requirements.

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

Holding Company and Bank Liability

     Under longstanding policy of the FRB, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. As a result of such policy, the Corporation may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy.

     A bank holding company could be liable under certain provisions of FDICIA for the capital deficiencies of a subsidiary bank that does not satisfy applicable minimum regulatory capital requirements. In such a case, banking regulators will require the subsidiary bank to develop a capital restoration plan approved by the appropriate bank regulators and the bank's compliance with such plan must be guaranteed by its parent holding company. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the capital plan and is accorded a priority, in the event of the bankruptcy of the parent holding company, over the parent's general unsecured creditors.

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

     Finally, legislation enacted as part of the Omnibus Budget Reconciliation Act of 1993 provides for a preference in right of payment of certain claims realized in the "liquidation or other resolution" of any depository institution insured by the FDIC. That statute requires claims to be paid in the following order of priority: (i) administrative expenses of the receiver; (ii) any deposit liability of the institution;
(iii) any other general or senior liability of the institution (which is not an obligation described in clause (iv) or (v) below); (iv) any obligation subordinated to depositors or general creditors (which is not an obligation described in clause (v) below); and (v) any obligation to shareholders or members (including any depository institution holding company or any shareholder or creditor of such company). For purposes of the statute, deposit liabilities would include any deposit payable at an office of the insured depository institution located in the United States, but would not include any deposit payable at an office outside the United States or any international banking facility deposit.

Deposit Insurance

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

     Commencing January 1, 1993, the FDIC implemented regulations which increased the deposit insurance assessment for certain members of the BIF and adopted a transitional risk-based deposit insurance assessment system. Currently, each insured depository institution pays an FDIC assessment based on such depository institution's assessment risk classification. The assessment risk classification is dependant on whether a depository institution is considered "well capitalized", "adequately capitalized" or "undercapitalized" and on certain supervisory evaluations of the institution as "healthy", cause for "supervisory concern" and cause for "substantial supervisory concern" (designated as supervisory subgroups "A", "B" and "C", respectively, for reference purposes). For purposes of the FDIC's deposit insurance assessment rules, an institution will be considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%; "adequately capitalized" if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%; and "undercapitalized" if it does not meet either of the foregoing standards. Under the current assessment rate schedule , a well capitalized bank in subgroup "A"is assessed at the rate of 23 cents per $100 of domestic deposits. In early 1995, the FDIC proposed to reduce the assessment paid by "well capitalized" banks in subgroup A to 4 cents per $100 of domestic deposits. It is expected that this reduction, if approved, will be effective in the second-half of 1995.

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

Miscellaneous

     To date, the banking regulators have issued proposed guidelines and regulations and in some cases adopted final regulations under FDICIA covering (i) real estate lending standards, requiring depository institutions to develop and implement internal procedures, including setting specific loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk, and the risks posed by "non-traditional activities"; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;
(iv) risk-based FDIC insurance premiums; (v) rules prohibiting, with certain exceptions, state banks from making equity investments of the types and amount not permissible for national banks; and (vi) guidelines addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution. It is anticipated that such rules and regulations and other provisions of FDICIA will result in increased costs for the banking industry and in more limitations on activities by all but the most well capitalized depository institutions.

Dividends

     The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. National banks may use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the Comptroller of the Currency is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. The Comptroller of the Currency also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in what, in his opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Similarly, in respect of RBS, the approval of the Superintendent of Banks is required if the total of all dividends declared exceeds net profits, as defined. In addition, the agreement pursuant to which the Corporation acquired RBS provides that dividends may not be paid by RBS if its primary or total capital is, or as a result of any such dividend payment would be, below the minimum amounts required by applicable regulations.

     Based on the Bank's and RBS' financial position at December 31, 1994, the Bank may declare dividends in 1995, and RBS may declare aggregate dividends in 1995, without regulatory approval, of approximately $308 million and $24 million, respectively, plus an additional amount equal to their respective net profits for 1995 up to the date of any dividend declaration. There are no regulatory or contractual restrictions on Factors' ability to pay dividends to the Corporation. Pursuant to the SEC's Uniform Net Capital Rule, RNYSC may not pay cash dividends if doing so would reduce the company's net capital to less than 5 percent of its aggregate debits.

                  EFFECT OF GOVERNMENTAL POLICIES

     The earnings of the Corporation, the Bank and RBS are affected not only by general economic conditions, both domestic and foreign, but also by legislative and regulatory changes which, among other things, affect lending rates and costs and by the monetary and fiscal policies of the United States government, its agencies, including the FRB, and of foreign governments and international agencies.

     The policies of the various governmental authorities influence to a significant extent the growth of bank loans, investments and deposits. The nature and impact of future changes in such monetary and fiscal policies on the Corporation's, the Bank's and RBS' future business and earnings are not predictable.

Item 2. Properties

     The Corporation has its principal offices in its world headquarters building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank, and also owns properties in Miami, Florida, Buenos Aires, Argentina, Santiago, Chile, Montevideo, Uruguay, Mexico City, Mexico, Milan, Italy and London, England, which house or will house the Bank's or its subsidiaries' offices in those locations. The Bank and RBS also own other properties in New York City, which are
principally occupied by branches.   All of the remainder of the
Corporation's offices and other facilities throughout the world are leased.

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

     No meetings of security holders were held during the fourth quarter of 1994.

Item 10. Directors and Executive Officers of the Corporation

     (a) Names, Ages and Positions

     The names, ages and positions of the executive officers of the Corporation are as follows:

                             Position with                 Position with
Name                Age     the Corporation*                 the Bank*
----                ---     ---------------                -------------
Walter H. Weiner    64     Chairman of the Board and     Chairman of the Board and
                            Chief Executive Officer       Chief Executive Officer
Jeffrey C. Keil     51     President                     Vice Chairman of the Board
Cyril S. Dwek       58     Vice Chairman                 Vice Chairman of the Board
Ernest Ginsberg     64     Vice Chairman                 Vice Chairman of the Board
Peter J. Mansbach   54     Chairman of the Executive     Chairman of the Executive
                            Committee                     Committee
Vito S. Portera     52     Vice Chairman                 Vice Chairman of the Board
Dov C. Schlein      47     Vice Chairman                 President
Nathan Hasson       49     Vice Chairman                 Vice Chairman of the Board
                                                              and Treasurer
------------------------
* Each of the above-named officers is a director of both the Corporation and the Bank.

     Each of the above executive officers is a member of the respective Management Executive Committees of the Corporation and the Bank. The term of each such officer is for a year, which runs from the annual meeting of the Board of Directors of the Corporation and the Bank, respectively, following the Annual Meeting of Stockholders of each, until the next such Annual Meeting or until removed by the respective Board of Directors. Each of the above officers' service in his current position is indicated in his biography below.

     Mr. Edmond J. Safra is the Honorary Chairman of the Board of
Directors of the Corporation and the Bank.   Mr. Safra is Chairman of
the Board of Safra Republic Holdings S.A. and Republic National Bank of New York (Suisse) S.A., the Bank's affiliate in Geneva, Switzerland.
In addition, Mr. Safra is a principal stockholder of the Corporation, owning approximately 28.9% of the Corporation's outstanding Common Stock, as of March 8, 1995, through his ownership of all the outstanding shares of Saban S.A., which owns directly and indirectly 15,124,662 shares of the Corporation's Common Stock (including shares held through its wholly-owned subsidiary, RNYC Holdings Limited, a Gibraltar bank holding company), and of another corporation which owns 29,776 shares of the Corporation. Mr. Safra has received the approval of the FRB, which expires on April 28, 1995, unless extended, to purchase through Saban and RNYC Holdings Limited, up to an additional two million shares of the Corporation's Common Stock. The number of shares owned by Mr. Safra as of March 8, 1995, includes 91,850 shares purchased pursuant to the FRB approval. The advice of Mr. Safra, as the principal stockholder, is often sought by the Corporation with respect to major policy decisions and other significant matters.

     (b) Biographies of Corporation's Executive Officers

     The biographical information for the past five years for the above named executive officers of the Corporation is as follows:

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

     Cyril S. Dwek has been a director of the Corporation and the Bank and a Vice Chairman of the Corporation and a Vice Chairman of the Board of the Bank for over five years. Mr. Dwek has been a director of RBS since April 1990.

     Ernest Ginsberg has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board of the Bank for over five years. Until July 1990, he was General Counsel of the Bank for over five years and until April 1994, he was General Counsel of the Corporation for over five years. Mr. Ginsberg has been a director of RBS and a member of its Executive Committee for over five years.

     Peter J. Mansbach has been a director and Chairman of the Executive Committee of the Bank since June 1994 and of the Corporation since July 1994. For over five years prior thereto, Mr. Mansbach was a partner of Kronish, Lieb, Weiner & Hellman, attorneys.

     Vito S. Portera has been a director and a Vice Chairman of the Corporation for over five years. He has been a director and a Vice Chairman of the Board of the Bank and RBS for over five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York, the Miami, Florida Edge Act subsidiary of the Bank, for over five years.

     Dov C. Schlein has been a director and a Vice Chairman of the Corporation and a director and President of the Bank and a director of RBS for over five years. Mr. Schlein also serves as a member of RBS' Compensation and Benefits and Executive Committees.

     Nathan Hasson has been a director and a Vice Chairman of the Corporation since January 1993. He has been a director and a Vice Chairman of the Board of the Bank for over five years. He also serves as Treasurer of the Bank and RBS. Mr. Hasson has been a director of RBS since April 1990.

                            PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

     Information on the market prices of the Corporation's Common Stock, dividend payments on the Common Stock, the number of stockholders of record and related matters may be found in the section entitled "Security Market Information" on page 52 in the Corporation's 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Item 6.  Selected Financial Data

     Data for each of the years in the five year period ended December 31, 1994 on the Corporation's operating income, net income, including earnings per share data, assets, long-term debt, dividends and other relevant matters are presented in the section entitled "Selected Financial Data" on pages 90 and 91 in the Corporation's 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section entitled "Management's Discussion and Analysis" on pages 28 through 52 in the 1994 Annual Report to Stockholders is hereby incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     The financial statements of the Corporation as of December 31, 1994 and 1993 and for each of the years in the three year period ended December 31, 1994 are found on pages 53 through 56 in the 1994 Annual Report to Stockholders and, together with the accompanying notes thereto found on pages 58 through 84 and the Independent Auditors' Report on Financial Statements found on page 85 in such report, are hereby incorporated herein by reference. Selected quarterly data presented on page 88 in such Annual Report in the section entitled "Selected Financial Data" are also hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     See Item 10 in Part I of this Report for information on executive officers of the Corporation. Information concerning the directors of the Corporation and nominees for election as directors thereof is presented on pages 2 through 5 in the section entitled "Election of Directors" in the Corporation's definitive Proxy Statement dated March 15, 1995 for its 1995 Annual Meeting of Stockholders filed pursuant to
Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 11.  Executive Compensation

     Information concerning compensation of executive officers of the Corporation is presented in the section "Compensation of Directors and Executive Officers - Executive Officers" found on pages 7 through 16 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 15, 1995 for its 1995 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning the number of shares of Common Stock of the Corporation beneficially owned by certain owners and management is presented on pages 2 through 5 in the section "Election of Directors" and page 19 in the section entitled "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement dated March 15, 1995 for its 1995 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934, which is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information concerning transactions between the Corporation and executive officers and directors and certain related persons is presented in the section "Transactions with Management and Related Persons" found on pages 17 and 18 under "Election of Directors" in the Corporation's definitive Proxy Statement dated March 15, 1995 for its 1995 Annual Meeting of Stockholders filed pursuant to Section 14 of the Securities Exchange Act of 1934 and in Note 18 of the Notes to Consolidated Financial Statements found on page 81 of the 1994 Annual Report to Stockholders, both of which are hereby incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

      (i)  Financial Statements of Republic New York Corporation and Subsidiaries, included in the Annual Report to
Stockholders for the year 1994 (on pages indicated below) and incorporated herein by reference:
                                                                                        Page

     Consolidated Statements of Condition, December 31, 1994 and 1993. . . . . . . .     53
     Consolidated Statements of Income, Years ended December 31, 1994, 1993
       and 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     54
     Consolidated Statements of Changes in Stockholders' Equity, Years ended
       December 31, 1994, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . .     55
     Consolidated Statements of Cash Flows, Years ended December 31, 1994,
       1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     56
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .     58
     Independent Auditors' Report on Financial Statements. . . . . . . . . . . . . .     85


     (ii)  Financial Statement Schedules of Republic New York Corporation (Parent Company Only) are shown in the notes to the respective financial statements.  See Note 20 of the Notes to Consolidated Financial Statements on pages 83 and 84 in the 1994 Annual Report to Stockholders which is hereby incorporated herein by reference.

     (iii) Exhibits

     3(a) Articles of Incorporation as amended through April 21, 1993.
      (b) By-Laws of the Corporation as amended through July 20, 1988.
          (1)
     4(a) Articles Supplementary creating a series of Cumulative
          Preferred Stock, Floating Rate Series B dated
          March 7, 1984. (2)
      (b) Articles Supplementary creating a series of Dutch
           Auction Rate Transferable Securities, Preferred Stock, Series A and Series B, dated March 27, 1986. (2)
      (c) Articles Supplementary creating a series of Money
          Market Cumulative Preferred Stock, dated July 22, 1987. (2)
      (d) Articles Supplementary creating a series of Remarketed Preferred Stock, dated July 29, 1987. (2)
      (e) Articles Supplementary creating a series of $3.375
          Cumulative Convertible Preferred Stock, dated May 14,
          1991. (2)
      (f) Articles Supplementary creating a series of $1.9375
          Cumulative Preferred Stock, dated February 26, 1992. (2)
      (g) Articles Supplementary creating a series of Adjustable
          Rate Cumulative Preferred Stock, Series D, dated
          May 23, 1994.  (13)
      (h) Indenture, dated as of May 1, 1986, between Republic
          New York Corporation and Manufacturers Hanover
          Trust Company, as Trustee, for the issuance of the Corporation's 8 3/8% Notes Due 1996. (3)
      (i) Indenture dated January 15, 1987 between Republic
          New York Corporation and Bankers Trust Company,
          as Trustee, for the issuance of the Corporation's
          Putable Capital Notes. (4)
      (j) Standard Multiple - Series Indenture Provisions,
          dated as of May 15, 1986. (5)
      (k) Senior Indenture, dated as of May 15, 1986, between
          Republic New York Corporation and Manufacturers
          Hanover Trust Company, as Trustee. (5)
      (l) First Supplemental Indenture to Senior Indenture,
          dated as of May 15, 1991.  (6)
      (m) Second Supplemental Indenture to Senior Indenture, dated as of April 15, 1993. (7)

      (n) Subordinated Indenture dated as of May 15, 1986, between Republic New York Corporation and Bankers Trust
          Company, as Trustee. (8)
      (o) First Supplemental Indenture to Subordinated Indenture, dated as of May 15, 1991. (6)
      (p) Second Supplemental Indenture to Subordinated Indenture, dated as of April 15, 1993. (7)
      (q) Subordinated Indenture, dated as of October 15, 1992, between Republic New York Corporation and
          Citibank, N.A., as Trustee. (9)
      (r) First Supplemental Indenture to 1992 Subordinated Indenture, dated as of April 15, 1993. (7)
      (s) Form of Senior Security. (10)
      (t) Form of Subordinated Security. (10)
    10(a) Copy of agreement dated May 27, 1988 among Vito S.
          Portera and Republic New York Corporation and
          Republic National Bank of New York. * (11)
      (b) Amended and Restated Deferral Agreement dated
          December 31, 1993  between Walter H. Weiner and
          Republic New York Corporation. * (14)
      (c) Form of Amended and Restated Deferral Agreement. * (14)
      (d) Form of Deferral Agreement. *  (14)
      (e) Performance Based Incentive Compensation Plan. (12)
      11  Computation of Earnings Per Share of Common Stock.
      12  Calculation of Ratios of Earnings to Fixed
          Charges - Consolidated.
      13  Annual Report to Stockholders for year 1994
          (to the extent incorporated herein by reference).
      21  Subsidiaries of the Corporation.
      23  Consents of Experts and Counsel.
      27  Financial Data Schedule.

      *   Compensation Agreement.

(1) Incorporated herein by reference to such Exhibit filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1988 (Exhibit 3(b)).
(2)  Included in Exhibit 3(a).
(3) Incorporated herein by reference to such Exhibit filed with the Corporation's Registration Statement on Form S-3, No. 33-5074 (Exhibit 4.2).
(4) Incorporated herein by reference to such Exhibit filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1987 (Exhibit 4(y)).
(5) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3, No. 33-5804 (Exhibits 4(a) and 4(b), respectively).
(6) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3,
     No. 33-40703 (Exhibits 4(c) and 4(e), respectively).
(7) Incorporated herein by reference to such Exhibits filed with the Corporation's Registration Statement on Form S-3, No. 33-49507, Amendment No. 1 (Exhibits 4(d), 4(g) and 4(i), respectively).
(8) Incorporated herein by reference to such Exhibit filed with the Corporation's Current Report on Form 8-K dated February
     8, 1989 (Exhibit 4(c)).
(9) Incorporated herein by reference to such Exhibit filed with the Corporation's Registration Statement on Form S-3, No. 33-48651, Post-Effective Amendment No. 2 (Exhibit 4(f)).
(10) Incorporated herein by reference to such Exhibits filed with the Corporation's Current Report on Form 8-K dated August 6, 1992 (Exhibits 4(h) and 4(i), respectively).
(11) Incorporated herein by reference to such Exhibits filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1991 (Exhibit 10(b)).
(12) Incorporated herein by reference to such Exhibit filed with the Corporation's definitive Proxy Statement dated March 16, 1994 (Exhibit 99).
(13) Incorporated herein by reference to such Exhibit filed with the Corporation's Current Report on Form 8-K dated May 23, 1994 (Exhibit 4(u)).
(14) Incorporated herein by reference to such Exhibits filed with the Corporation's Annual Report on Form 10-K for its fiscal year ended December 31, 1993 (Exhibits 10(b), 10(c) and 10(d), respectively).

     (b) No reports on Form 8-K were filed during the last quarter of the annual period covered by this Report.

                              SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     Dated:  March 31, 1995               REPUBLIC NEW YORK CORPORATION

                                      By:  WALTER H. WEINER
                                         ----------------------------
                                           (Chairman of the Board)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES
INDICATED.

    Signature               Title                        Date

                           Director and Chairman
                              of the Board
WALTER H. WEINER           (Principal Executive
-------------------------    Officer)                March 31, 1995

                           Executive Vice President
                              and Comptroller
                           (Principal Financial and
JOHN D. KABERLE, JR.         Accounting Officer)     March 31, 1995
-------------------------

KURT ANDERSEN                     Director           March 31, 1995
-------------------------

ALBERT S. CORWEN                  Director           March 31, 1995
-------------------------

CYRIL S. DWEK                     Director           March 31, 1995
-------------------------

ERNEST GINSBERG                   Director           March 31, 1995
-------------------------

NATHAN HASSON                     Director           March 31, 1995
-------------------------

MORRIS HIRSCH                     Director           March 31, 1995
-------------------------

JEFFREY C. KEIL                   Director           March 31, 1995
-------------------------

PETER KIMMELMAN                   Director           March 31, 1995
-------------------------

LEONARD LIEBERMAN                 Director           March 31, 1995
-------------------------

PETER J. MANSBACH                 Director           March 31, 1995
-------------------------

WILLIAM C. MACMILLEN, JR.         Director           March 31, 1995
-------------------------

MARTIN F. MERTZ                   Director           March 31, 1995
-------------------------

JAMES L. MORICE                   Director           March 31, 1995
-------------------------

-------------------------         Director
(E. Daniel Morris)

JANET L. NORWOOD                  Director           March 31, 1995
-------------------------

JOHN A. PANCETTI                  Director           March 31, 1995
-------------------------

-------------------------         Director
(Javier Perez de Cuellar)

VITO S. PORTERA                   Director           March 31, 1995
-------------------------


WILBUR M. RABINOWITZ              Director           March 31, 1995
-------------------------

WILLIAM P. ROGERS                 Director           March 31, 1995
-------------------------

DOV C. SCHLEIN                    Director           March 31, 1995
-------------------------

-------------------------         Director
(Jacques Tawil)

-------------------------         Director
(Peter White)

                            EXHIBIT INDEX



EX NO.      DESCRIPTION
------      -----------
11          Computation of Earnings Per Share of Common Stock
12          Calculation of Ratios of Earnings to Fixed
            Charges - Consolidated
13          Annual Report to Stockholders for the 1994 (to the
            extent incorporated herein by reference)
21          Subsidiaries of the Corporation
23          Consent of Experts and Counsel
27          Financial Data Schedule