Form 10-Q
period 1995-03-31
REPUBLIC NEW YORK CORP
filed 1995-05-15
CIK 83246

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 1995

Commission File No. 001-07436

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

    Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes.X..                 No...


- ----------------------------------------------------------------

    Number of shares outstanding of the issuer's common stock, as of April 30, 1995: 52,261,367 shares.



             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                 Page No.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
              March 31, 1995 and December 31, 1994                    2

           Consolidated Statements of Income - Unaudited
              Three-Months Ended March 31, 1995 and 1994              3

           Consolidated Statements of Cash Flows - Unaudited
              Three-Months Ended March 31, 1995 and 1994              4

           Notes to Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis                        6-12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            13



     The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

            REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION
                          UNAUDITED
                    (Dollars in thousands)
                                                              March 31,         December 31,
Assets                                                           1995                1994
- ------                                                    ---------------      ---------------
Cash and due from banks                                  $        808,158     $        867,242
Interest-bearing deposits with banks                            8,489,948           10,242,061
Precious metals                                                 1,493,440            1,456,269
Securities held to maturity (approximate market
  value of $5,826,125 in 1995 and
  $5,614,248 in 1994)                                           5,938,954            5,887,672
Securities available for sale (at approximate
   market value)                                                5,487,471            5,552,056
                                                          ---------------      ---------------
     Total investment securities                               11,426,425           11,439,728
Trading account assets                                          4,310,232            2,543,637
Federal funds sold and securities purchased
  under resale agreements                                       2,399,383            1,123,925
Loans (net of unearned income of $43,051
  in 1995 and $47,109 in 1994)                                  9,057,636            8,913,490
  Allowance for possible loan losses                             (318,138)            (319,220)
                                                          ---------------      ---------------
     Loans, net (note 1)<F1>                                    8,739,498            8,594,270
Customers' liability on acceptances                             1,317,360            1,514,461
Accounts receivable and accrued interest                        1,746,135            1,797,491
Investment in affiliate                                           641,213              607,818
Premises and equipment                                            431,377              428,017
Other assets                                                      545,046              452,986
                                                          ---------------      ---------------
      Total assets                                       $     42,348,215     $     41,067,905
                                                          ===============      ===============
Liabilities and Stockholders' Equity
- ------------------------------------
Noninterest-bearing deposits:
  In domestic offices                                    $      1,521,833     $      1,701,667
  In foreign offices                                              105,125              114,503
Interest-bearing deposits:
  In domestic offices                                           8,667,208            8,534,562
  In foreign offices                                           13,007,782           12,375,270
                                                          ---------------      ---------------
     Total deposits                                            23,301,948           22,726,002
Trading account liabilities                                     4,135,576            2,087,594
Short-term borrowings                                           4,458,989            4,969,394
Acceptances outstanding                                         1,318,111            1,517,675
Accounts payable and accrued expenses                           1,548,735            1,325,953
Due to factored clients                                           621,636              680,010
Other liabilities                                                 132,845              134,792
Long-term debt                                                  1,767,119            2,580,831
Subordinated long-term debt and perpetual
  capital notes                                                 2,406,279            2,406,266

Stockholders' equity:
   Cumulative preferred stock, no par value
     8,952,500 shares outstanding in 1995 and 1994                672,500              672,500
   Common stock, $5 par value
     150,000,000 shares authorized; 52,266,388
     shares outstanding in 1995 and 52,621,155 in 1994            261,332              263,106
   Surplus                                                        431,892              437,653
   Retained earnings                                            1,533,943            1,457,609
   Net unrealized depreciation on securities available
      for sale, net of taxes                                     (242,690)            (191,480)
                                                          ---------------      ---------------
      Total stockholders' equity                                2,656,977            2,639,388
                                                          ---------------      ---------------
      Total liabilities and stockholders' equity         $     42,348,215     $     41,067,905
                                                          ===============      ===============

<F1> See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED
                    (In thousands except per share data)


                                                           Three Months Ended
                                                                  March 31,
                                                     --------------------------------
                                                          1995                1994
                                                     ------------        ------------
Interest income:
Interest and fees on loans                          $     176,913       $     165,306
Interest on deposits with banks                           149,749              53,322
Interest and dividends on investment securities:
     Taxable                                              227,609             218,443
     Exempt from federal income taxes                      24,181              17,499
Interest on trading account assets                         12,884              18,447
Interest on federal funds sold and securities
    purchased under resale agreements                      20,492              11,312
                                                     ------------        ------------
       Total interest income                              611,828             484,329
                                                     ------------        ------------
Interest expense:
Interest on deposits                                      272,301             168,027
Interest on short-term borrowings                          51,762              53,214
Interest on long-term debt                                 71,802              64,902
                                                     ------------        ------------
          Total interest expense                          395,865             286,143
                                                     ------------        ------------

Net interest income                                       215,963             198,186
Provision for loan losses                                   3,000              10,000
                                                     ------------        ------------
Net interest income after provision for
     loan losses                                          212,963             188,186
                                                     ------------        ------------

Other operating income:
Income from precious metals                                15,416              13,181
Foreign exchange trading income                            21,927              22,332
Trading account profits and commissions                     9,189              13,243
Investment securities gains, net                            1,679               3,088
Net gain (loss) on loans sold or held for sale                767                (500)
Commission income                                          15,245              17,500
Equity in earnings of affiliate                            19,188              21,110
Other income                                               15,732              14,591
                                                     ------------        ------------
        Total other operating income                       99,143             104,545
                                                     ------------        ------------

Other operating expenses:
Salaries                                                   61,508              56,791
Employee benefits                                          40,216              38,812
Occupancy, net                                             14,505              13,986
Other expenses (note 2)<F2>                                76,372              66,339
                                                     ------------        ------------
       Total other operating expenses                     192,601             175,928
                                                     ------------        ------------

Income before income taxe                                 119,505             116,803
Income taxes                                               31,992              37,024
                                                     ------------        ------------
Net income                                          $      87,513       $      79,779
                                                     ============        ============

Net income applicable to common stock               $      77,343       $      72,695
                                                     ============        ============

Net income per common share:
      Primary                                               $1.48               $1.38
      Fully diluted                                         $1.43               $1.34
Average common shares outstanding:
       Primary                                             52,302              52,557
       Fully diluted                                       56,073              56,396

<F1> See accompanying notes to consolidated financial statements.

                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                 1995          1994
                                                              ----------    ----------
Cash Flows From Operating Activities:
 Net income                                                  $    87,513   $    79,779
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization, net                             13,322        16,361
   Provision for loan losses                                       3,000        10,000
   Investment securities gains, net                               (1,679)       (3,088)
   Net (gain) loss on loans sold or held for sale                   (767)          500
   Equity in earnings of affiliate                               (19,188)      (21,110)
   Net decrease in trading accounts                              281,387       547,275
   Net decrease in accounts receivable and
     accrued interest                                             15,476        30,060
   Net increase (decrease) in accounts payable and
     accrued expenses                                            273,599      (480,812)
   Other, net                                                   (128,534)       66,028
                                                              ----------    ----------
Net cash provided by operating activities                        524,129       244,993
                                                              ----------    ----------

Cash Flows From Investing Activities:
Net (increase) decrease in interest-bearing deposits
     with banks                                                1,752,113      (158,441)
Net increase in precious metals                                  (37,171)     (404,327)
Net (increase) decrease in federal funds sold and
    securities purchased under resale agreements              (1,275,458)      162,869
Net decrease in short-term investments                            35,313        57,259
Purchases of securities held to maturity                         (13,848)      (22,870)
Proceeds from maturities of securities held to maturity          123,725        15,592
Purchases of securities available for sale                      (442,367)   (1,535,092)
Proceeds from sales of securities available for sale             141,884       184,906
Proceeds from maturities of securities available  for sale       271,223     1,099,173
Net increase in loans                                           (307,609)     (624,814)
                                                              ----------    ----------
Net cash provided (used) by investing activities                 247,805    (1,225,745)
                                                              ----------    ----------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                              576,032      (661,815)
Net increase (decrease) in short-term borrowings                (510,405)    1,715,278
Net decrease in due to factored clients                          (58,374)      (55,991)
Proceeds from issuance of long-term debt                          36,508       145,586
Repayment of long-term debt                                     (850,000)     (100,000)
Repayment of subordinated long-term debt                            -          (66,000)
Cash dividends paid                                              (27,124)      (21,294)
Other, net                                                         8,410        (6,637)
                                                              ----------    ----------
Net cash provided (used) by financing activities                (824,953)      949,127
Effect of exchange rate changes on cash
    and due from banks                                            (6,065)       (2,745)
                                                              ----------    ----------
Net decrease in cash and due from banks                          (59,084)      (34,370)
Cash and due from banks at beginning of period                   867,242       636,633
                                                              ----------    ----------
Cash and due from banks at end of period                     $   808,158   $   602,263
                                                              ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                                 $   407,877   $   259,525
    Income taxes                                                   2,672        16,297

<F1> See accompanying notes to consolidated financial statements.

         REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COVERING THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

1. On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and certain other loans. The
Corporation's impaired loans under SFAS No. 114 includes the separate evaluation of loans with principal balances of $500,000 or more. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Such loans have been placed on non-accrual status either because interest or principal are past due or based on management's judgment, the Corporation does not expect to receive all principal and interest in accordance with the terms of the loan agreement. Impaired loans are measured based on either an estimate of the present value of expected future cash flows at a loan's effective interest rate, at the loan's market value, or the fair value of collateral if the loan is collateral dependent. As of March 31, 1995, the Corporation's recorded investment in impaired loans was $35.8 million, including $23.6 million of impaired loans with a related allowance for loan losses of $7.3 million and $12.2 million of impaired loans with no related allowance for loan losses. The average recorded investment in impaired loans, net of charge-offs, for the quarter ended March 31, 1995 was $41.5 million. Interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current and no longer considered impaired. During the first quarter of 1995, no interest income was recognized on impaired loans, as defined by SFAS No. 114.

Total non-accrual loans, which includes impaired loans that are separately evaluated under SFAS No. 114, were $58.9 million at March 31, 1995.

The following table presents data related to the Corporation's allowance for possible loan losses for the respective quarters ended:

                                                     March 31,      March 31,
(In thousands)                                         1995          1994
                                                  -----------    -----------
Balance at beginning of period                   $    319,220   $    311,855
 Charge-offs                                          (10,273)       (18,115)
 Recoveries                                             6,536          9,703
                                                  -----------    -----------
Net charge-offs                                        (3,737)        (8,412)
Provision charged to operating
 expense                                                3,000         10,000
Translation adjustment                                   (345)           (27)
                                                  -----------    -----------
Balance at end of period                         $    318,138   $    313,416
                                                  ===========    ===========


2. On January 1, 1995, the Corporation adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made." This SFAS requires that pledges to make charitable contributions be recognized in the period that the funds are unconditionally pledged. This change in the method of accounting for charitable contributions resulted in a one-time expense in the first quarter of 1995 of $7.5 million,included in other operating expenses.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report.
In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1995 and 1994. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the first quarter of 1995 compared to the first quarter of 1994.

                                        Increase (Decrease)
                                         1st Qtr. 1995 vs.
                                           1st Qtr. 1994
                                       ----------------------
                                         Amount       Percent
                                       ---------      -------
(Dollars in thousands)
Interest income                       $  129,058        26.2
Interest expense                         109,722        38.3
                                       ---------
Net interest income                       19,336         9.4
Provision for loan losses                 (7,000)      (70.0)
                                       ---------
Net interest income after
    provision for loan losses             26,336        13.4
Other operating income                    (5,402)       (5.2)
Other operating expenses                  16,673         9.5
                                       ---------
Income before income taxes                 4,261         3.4
                                       ---------
Applicable income taxes                   (5,032)      (13.6)
Tax equivalent adjustment                  1,559        18.9
                                       ---------
    Total applicable income taxes         (3,473)       (7.7)
                                       ---------
Net income                            $    7,734         9.7
                                       =========
Net income applicable to
    common stock                      $    4,648         6.4
                                       =========

Net Interest Income - on a fully-taxable equivalent basis amounted to $225.8 million in the first quarter of 1995, compared to net interest income of $206.5 million in the first quarter of 1994. This increase is primarily due to income generated by the Corporation's local currency investments in Brazil. The return on these investments contributed to a rise in the net interest rate differential to 2.84% in the first quarter of 1995 from 2.53% in the first quarter of last year, which more than offset the effect of a reduction in average interest-earning assets.

                            AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                      AVERAGE RATES EARNED AND PAID
                                               UNAUDITED
                                    (Fully taxable equivalent basis)
                                         (Dollars in thousands)

                                                                    Quarter Ended March 31,
                                       -------------------------------------------------------------------------
                                                       1995                                  1994
                                       -----------------------------------   -----------------------------------
                                                                   Average                               Average
                                                       Interest     Rates                    Interest     Rates
                                          Average      Income/     Earned/      Average      Income/     Earned/
                                          Balance      Expense      Paid        Balance      Expense      Paid
                                       ------------   ----------   ------    ------------   ----------   ------
Interest-earning assets:
 Interest-bearing deposits with banks  $  9,505,137   $  149,749    6.39 %   $  4,878,003   $   53,322    4.43 %
 Investment securities:(1)<F1>
  Taxable                                10,264,507      227,609    8.99       14,244,415      218,443    6.22
  Exempt from federal income taxes        1,342,735       34,004   10.27        1,116,525       25,763    9.36
                                       ------------   ----------             ------------   ----------
   Total investment securities           11,607,242      261,613    9.14       15,360,940      244,206    6.45
 Trading account assets(2)<F2>              958,226       12,884    5.45        1,088,990       18,447    6.87
 Federal funds sold and securities
  purchased under resale agreements       1,399,343       20,492    5.94        1,358,480       11,312    3.38
Loans, net of unearned income:
 Domestic offices                         6,056,861      128,964    8.64        6,724,601      114,517    6.91
 Foreign offices                          2,701,014       47,949    7.20        3,670,611       50,789    5.61
                                       ------------   ----------             ------------   ----------
  Total loans, net of unearned income     8,757,875      176,913    8.19       10,395,212      165,306    6.45
                                       ------------   ----------             ------------   ----------
  Total interest-earning assets          32,227,823   $  621,651    7.82 %     33,081,625   $  492,593    6.04 %
                                                      ==========   =====                    ==========   =====
Cash and due from banks                     558,297                               754,030
Other assets                              7,271,285                             7,058,686
                                       ------------                           -----------
  Total assets                         $ 40,057,405                          $ 40,894,341
                                       ============                          ============
Interest-bearing funds:
 Consumer and other time deposits      $  7,738,589   $   75,962    3.98 %   $  8,071,084   $   57,486    2.89 %
 Certificates of deposit                    820,459       11,403    5.64          607,275        5,133    3.43
 Deposits in foreign offices             12,650,266      184,936    5.93       11,088,367      105,408    3.86
                                       ------------   ----------             ------------   ----------
   Total interest-bearing deposits       21,209,314      272,301    5.21       19,766,726      168,027    3.45
 Trading account liabilities(2)<F2>          36,729          671    7.41          164,870        2,271    5.59
 Short-term borrowings                    4,508,138       51,091    4.60        5,957,837       50,943    3.47
 Total long-term debt                     4,385,152       71,802    6.64        4,916,743       64,902    5.35
                                       ------------   ----------              -----------   ----------
  Total interest-bearing funds           30,139,333   $  395,865    5.33 %     30,806,176   $  286,143    3.77 %
                                                      ==========   =====                    ==========   =====

Noninterest-bearing deposits:
 In domestic offices                      1,478,170                             1,294,187
 In foreign offices                         108,989                               140,903
Other liabilities                         5,679,985                             5,901,990
Stockholders' equity:
 Preferred stock                            672,500                               556,425
 Common stockholders' equity              1,978,428                             2,194,660
                                       ------------                          ------------
  Total stockholders' equity              2,650,928                             2,751,085
                                       ------------                          ------------
  Total liabilities and stockholders'
     equity                            $ 40,057,405                          $ 40,894,341
                                       ============                          ============
Interest income/earning assets                        $  621,651    7.82 %                  $  492,593    6.04 %
Interest expense/earning assets                          395,865    4.98                       286,143    3.51
                                                      ----------   -----                    ----------   -----
Net interest differential                             $  225,786    2.84 %                  $  206,450    2.53 %
                                                      ==========   =====                    ==========   =====

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 7, average interest-earning assets were $32.2 billion in the first quarter of 1995, compared to $33.1 billion in the first quarter of 1994. The Corporation has reduced its holdings of longer term investment securities since the first quarter of 1994, as part of a program to insulate net interest income against changes in the level of interest rates. It also reduced the loan portfolio during the first quarter of 1995, with the primary reduction being in loans used for purchasing and carrying securities. These assets were partially replaced by increases in interest-bearing deposits with banks.

At March 31, 1995, the Corporation's total exposure to Brazil, consisting primarily of Brady bonds, medium-term government bonds and short-term government bonds, was approximately 0.86% of total assets, down from 1.39% at year end 1994. In the first quarter of 1995, temporary investments in short-term assets in Brazil contributed approximately 6.0% of interest income. The Corporation did not have any investments in temporary short-term assets in Brazil during the first quarter of 1994.

As previously announced, the Corporation has received the necessary approvals to open a banking subsidiary in Mexico. It is anticipated that this subsidiary will begin operations in the third quarter of 1995.

Provision for loan losses - was $3.0 million in the first quarter of 1995, compared to $10.0 million in the first quarter of last year. The credit quality of the loan portfolio remained at a high level, as non-performing loans were virtually unchanged from year end 1994.

Net loan charge-offs were $3.7 million in the first quarter of 1995, compared to net loan charge-offs of $8.4 million in the first quarter of 1994. Included in the first quarter of 1994 were net recoveries of restructuring country debt of $5.7 million. See Note 1 of notes to consolidated financial statements for additional information related to the allowance for possible loan losses and net charge-offs.

The allowance for possible loan losses at March 31, 1995 was $318.1 million, compared to $319.2 million at December 31, 1994. Included in the allowance for loan losses at March 31, 1995, is $7.3 million that has been specifically identified with loans that have been classified as impaired in accordance with SFAS No. 114 and 118.
The allowance for possible loan losses as a percentage of loans outstanding, net of unearned income, was 3.51% at March 31, 1995 compared to 3.58% at December 31, 1994.

The following table presents summary data related to non-accrual loans for the periods ending:

                                                March 31,      March 31,       Dec. 31,
 (in thousands)                                   1995*<F1>       1994           1994
                                             -----------     ----------     ----------
 Non-accrual loans:
  Domestic                                    $   44,233     $   46,510     $   43,392
  Foreign-restructuring countries                   -            33,989           -
  Foreign-other                                   14,698          9,776         14,734
                                               ---------      ---------      ---------
  Total non-accrual loans                     $   58,931     $   90,275     $   58,126
                                               =========      =========      =========
  Non-accrual loans as a percentage of
   loans outstanding at period end                  0.65%          0.90%          0.65%
                                               =========      =========      =========

<F1> *Includes impaired loans.

At March 31, 1995, non-accrual loans were $58.9 million, relatively unchanged from $58.1 million at December 31, 1994 and down significantly from $90.3 million at March 31, 1994. The decline in non-accrual loans from March 31, 1994 is primarily attributable to the Brazilian debt restructuring settlement that reduced non-accrual loans by $33.4 in the second quarter of 1994. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - declined to $99.1 million in the first quarter of 1995, compared to $104.5 million in the first quarter last year.

Income from trading activities declined to $46.5 million in the first quarter of 1995, from $48.8 million in the first quarter of last year. This change was primarily attributable to a combination of a decline in trading account profits and commissions that was partially offset by an increase in income from precious metals.

Investment securities gains were $1.7 million in the first quarter of 1995, compared to $3.1 million in the first quarter of 1994. In both periods, the respective gains include sales of securities available for sale and redemptions prior to maturity of securities held to maturity. A net gain on loans sold or held for sale of $0.8 million was recorded in the first quarter of 1995 compared to a net loss of $0.5 million in the first quarter of last year.

Equity in the earnings of affiliate was $19.2 million in the first quarter of 1995, compared to $21.1 million in the first quarter of last year. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. The decline is due primarily to a reduction in client activity in investment funds, partially offset by an increase in revenues from foreign exchange and other trading activities and a decline in the provision for loan losses. Client portfolio assets increased from $11.9 billion at March 31, 1994 to $14.8 billion at March 31, 1995. All of this increase came in the form of client deposits.

Commission income of $15.2 million in the first quarter of 1995, compares with $17.5 million in the corresponding period of 1994. This decline is attributable primarily to lower commissions earned from investment management activities and a de-emphasis of certain businesses in the securities subsidiary.

Other Operating Expenses - were $192.6 million in the first quarter of 1995, compared to $175.9 million in the corresponding quarter of 1994. Included in the first quarter of 1995 is an accrual for charitable contributions of $7.5 million, reflecting the Corporation's January 1, 1995 adoption of SFAS No. 116, "Accounting for Contributions Received and Contributions Made". This SFAS requires that pledges to make charitable contributions be recognized in the period that the funds are unconditionally pledged. Total charitable contributions for the first quarter of 1995, including the effect of the adoption of this SFAS, were $9.3 million.

Salaries and employee benefits rose $6.1 million, or 6.4%, in the first quarter of 1995, compared to the first quarter of last year. This increase reflects general increases in staff compensation, higher salaries in administration and support activities, growth in Far East operations and increased costs of employee benefits.

All other expenses increased $2.5 million, or 3.8% after excluding the one-time expense of $7.5 million for charitable contributions reflecting the adoption of SFAS No. 116. This increase was primarily attributable to higher costs for professional fees and computer services.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $3.5 million, or 7.7% between the first quarters of 1995 and 1994. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1995 and 1994 were 32% and 36%, respectively. This decline is attributable to proportionately higher levels of income being earned in jurisdictions with lower tax rates.

STATEMENT OF CONDITION
- ----------------------

Stockholders' Equity and Capital Ratios
- ---------------------------------------

At March 31, 1995, stockholders' equity included a deduction of $242.7 million, which represents the after-tax unrealized depreciation in the valuation of the Corporation's securities available for sale portfolio and approximately 49% of Safra Republic's unrealized depreciation in its securities available for sale portfolio, compared to an unrealized depreciation of $191.5 million at December 31, 1994.

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

On April 1, 1995, bank regulators imposed a new rule that alters the treatment of deferred tax assets for capital adequacy purposes. Under the new rule, the amount of deferred tax assets that depend on future taxable income that may be included in regulatory capital is subject to certain limitations. The Corporation believes that the new rule will not have a material effect on its capital adequacy ratios.

Bank regulators recently issued proposals to amend risk-based capital guidelines related to derivative contracts. The proposals would expand the type of contracts included and the factors used to calculate potential future exposure of derivative contracts. The Corporation has determined that the proposals, if issued in final form, would not have a material effect on its capital ratios.

At March 31, 1995, the Corporation's leverage ratio was 6.32% compared to 5.87% at year end 1994. At March 31, 1995, risk-based capital ratios were 17.00% for Tier 1, or "core", capital and 28.75% for total qualifying capital, compared to 16.17% and 27.49%, respectively, at December 31, 1994. These ratios substantially exceed the minimums in effect for bank holding companies.

At March 31, 1995, the ratio of the Corporation's total common stockholders' equity to total assets was 4.69%, compared to 4.79% at December 31, 1994. The decline in this ratio was primarily attributable to the reduction in common equity related to the increase in unrealized depreciation in market value of the Corporation's portfolio of securities available for sale.

Non-performing Assets
- ---------------------

The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                                      March 31,      March 31,       Dec. 31,
(in thousands)                                           1995           1994           1994
                                                     ---------      ---------      ---------
Total non-accrual loans                             $   58,931     $   90,275     $   58,126
Other real estate owned                                 23,678         27,882         23,479
                                                     ---------      ---------      ---------
Total non-accrual loans and other
  real estate owned                                 $   82,609     $  118,157     $   81,605
                                                     =========      =========      =========
Total non-performing assets as a  percentage
  of period end total assets                              0.20%          0.28%          0.20%
                                                     =========      =========      =========

The decline in total non-performing assets at March 31, 1995 from the same date in the prior year is primarily due to the Brazilian debt restructuring settlement during the second quarter of 1994, which reduced non-accrual loans by $33.4 million.

Financial Instruments
- ---------------------

At March 31, 1995, the net fair value appreciation of the Corporation's on-balance sheet financial instruments, including related off-balance sheet interest rate hedges, was approximately $100 million. This represents an increase in the fair value of such instruments of approximately $120 million since December 31, 1994.

Not included in the information above is the fair value of deposit liabilities with no stated maturity that are required to be reported at their carrying value. These deposits have an increased value to the Corporation during periods of rising interest rates since they can be invested at more favorable spreads.

Recent Development
- ------------------

On May 5, 1995, the Corporation announced that it has begun the implementation phase of Project Excellence-Plus, its previously announced company-wide project to improve operating efficiencies and reduce costs.

The Corporation, which has consistently ranked as one of the most efficient bank holding companies in the United States, expects to improve its "efficiency ratio" (total operating expenses to fully taxable equivalent net interest income and other income). In the first quarter of 1995, the Corporation had an efficiency ratio of 57.0%, which excluded the one-time charge of $7.5 million related to the change in method of accounting for charitable contributions described above. If, during the first quarter, the Corporation had benefited from the cost savings identified by this project, the efficiency ratio would have been 51.2%, without giving effect to any revenue enhancements resulting from the project.

The Corporation expects pre-tax cost savings in operating expenses to reach a rate of not less than $75 million per year once the project's ideas are fully implemented over the next 14 months.
In the fourth quarter of 1995, the Corporation expects to have reached at least 60% of the full rate of total projected savings. Cost savings will be achieved in both personnel and non-personnel areas, and will result from general efficiencies, process redesign, vendor management, restructuring and consolidation of operations and automation.

The Corporation will take one-time restructuring and related charges of approximately $120 million on a pre-tax basis in the second quarter of 1995. Approximately 80% of this charge is related to the cost of severance for approximately 850 personnel out of a worldwide staff of 5,550. The distribution of personnel affected is approximately 75% domestic and 25% international.

Tandon Capital Associates advised the Corporation on Project
Excellence-Plus.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      11.   Computation of Earnings Per Common Share

      27.   Financial Data Schedule

  (b) Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       SIGNATURES

        Pursuant to the requirements of the Securities Exchanges
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REPUBLIC NEW YORK CORPORATION



Dated:  May 15, 1995           By   Walter H. Weiner
                                    Chairman of the Board

Dated:  May 15, 1995           By  John D. Kaberle, Jr.
                                   Executive Vice President and
                                      Comptroller
                                   (Principal Accounting Officer)

                                       FORM 10-Q

                                   QUARTERLY REPORT

                      For the fiscal quarter ended March 31, 1995

                             REPUBLIC NEW YORK CORPORATION

                                    EXHIBIT INDEX


    No.                          Exhibit Description

    11                   Computation of Earnings Per Common Share

    27                   Financial Data Schedule