Form 10-Q
period 1995-06-30
REPUBLIC NEW YORK CORP
filed 1995-08-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly Period Ended June 30, 1995.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                           Not Applicable

Former name, former address and former fiscal year,if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X                  No __

The number of shares outstanding of the registrant's common stock was 56,096,186 at July 31, 1995.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
                                                                Page No.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
              June 30, 1995 and December 31, 1994                     2

           Consolidated Statements of Income - Unaudited
             Six-Months and Three-Months Ended June 30,
             1995 and 1994                                            3

           Consolidated Statements of Cash Flows - Unaudited
              Six-Months Ended June 30, 1995 and 1994                 4

           Notes to Consolidated Financial Statements                 5

Item 2.  Management's Discussion and Analysis                      6-12

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders         13

Item 6.  Exhibits and Reports on Form 8-K                            14


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

ITEM 1.  FINANCIAL STATEMENTS

                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CONDITION
                                  UNAUDITED
                            (Dollars in thousands)

                                                          June 30,          December 31,
Assets                                                     1995                 1994
------                                                 -------------        ------------

Cash and due from banks                                $   671,959          $   867,242
Interest-bearing deposits with banks                     7,287,972           10,242,061
Precious metals                                          1,542,125            1,456,269

Securities held to maturity (approximate market
  value of $5,878,509 in 1995 and
  $5,614,248 in 1994)                                    5,853,028             5,887,672
Securities available for sale (at approximate
  market value)                                          6,735,506             5,552,056
                                                       -------------         --------------
       Total investment securities                      12,588,534            11,439,728
Trading account assets                                   3,983,185             2,543,637
Federal funds sold and securities purchased
    under resale agreements                              1,824,942             1,123,925
Loans (net of unearned income of $40,244
    in 1995 and $47,109 in 1994)                         9,652,814             8,913,490
    Allowance for possible loan losses                    (314,330)             (319,220)
                                                       -------------         -------------
       Loans, net                                        9,338,484             8,594,270
Customers' liability on acceptances                      1,182,141             1,514,461
Accounts receivable and accrued interest                 1,730,761             1,797,491
Investment in affiliate                                    642,574               607,818
Premises and equipment                                     440,279               428,017
Other assets                                               482,736               452,986
                                                       -------------        --------------
       Total assets                                    $41,715,692          $ 41,067,905
                                                       =============        ==============
Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
  In domestic offices                                  $ 1,547,066          $  1,701,667
    In foreign offices                                     128,878               114,503
Interest-bearing deposits:
    In domestic offices                                  8,601,099             8,534,562
    In foreign offices                                  13,657,501            12,375,270
                                                      --------------        --------------
       Total deposits                                   23,934,544            22,726,002
Trading account liabilities                              3,260,690             2,087,594
Short-term borrowings                                    4,075,414             4,969,394
Acceptances outstanding                                  1,182,951             1,517,675
Accounts payable and accrued expenses                    1,717,993             1,325,953
Due to factored clients                                    628,184               680,010
Other liabilities                                          182,206               134,792
Long-term debt                                           1,547,594             2,580,831
Subordinated long-term debt and perpetual
    capital notes                                        2,406,401             2,406,266

Stockholders' equity (notes 1 and 2):
    Cumulative preferred stock, no par value
      11,952,500 shares outstanding in 1995 and
      8,952,500 in 1994                                    747,500               672,500
    Common stock, $5 par value
      150,000,000 shares authorized; 52,577,585
      shares outstanding in 1995 and 52,621,155
      in 1994                                              262,888               263,106
    Surplus                                                425,551               437,653
    Retained earnings                                    1,513,025             1,457,609
    Net unrealized depreciation on securities
       available for sale, net of taxes                   (169,249)             (191,480)
                                                      --------------        --------------
       Total stockholders' equity                        2,779,715             2,639,388
                                                      --------------        --------------
       Total liabilities and stockholders' equity     $ 41,715,692          $ 41,067,905
                                                      ==============        ==============

<F1> See accompanying notes to consolidated financial statements.

                                             -2-

                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                       UNAUDITED
                                (In thousands except per share data)

                                                                     Six Months Ended            Three Months Ended
                                                                        June 30,                      June 30,
                                                            -----------------------------     -------------------------
                                                                 1995           1994             1995          1994
                                                            -------------    ------------     -----------   -----------
    Interest income:
    Interest and fees on loans                             $     362,233    $   337,092      $  185,320    $  171,786
    Interest on deposits with banks                              281,312        127,410         131,563        74,088
    Interest and dividends on investment securities:
        Taxable                                                  442,447        440,376         214,838       221,933
        Exempt from federal income taxes                          46,396         36,080          22,215        18,581
    Interest on trading account assets                            23,925         32,556          11,041        14,109
    Interest on federal funds sold and securities
        purchased under resale agreements                         39,022         27,131          18,530        15,819
                                                            --------------   -------------    -----------   -----------
            Total interest income                              1,195,335      1,000,645         583,507       516,316
                                                            --------------   -------------    -----------   -----------
    Interest expense:
    Interest on deposits                                         555,347        350,361         283,046        182,334
    Interest on short-term borrowings                             96,496        107,919          44,734         54,705
    Interest on long-term debt                                   138,303        132,143          66,501         67,241
                                                            --------------   -------------    ------------  ------------
            Total interest expense                               790,146        590,423         394,281        304,280
                                                            --------------   -------------    ------------  ------------

    Net interest income                                          405,189        410,222         189,226        212,036
    Provision for loan losses                                      6,000         13,000           3,000          3,000
                                                            --------------   -------------    ------------  ------------
    Net interest income after provision for
        loan losses                                              399,189        397,222         186,226        209,036
                                                            --------------   -------------    ------------  ------------
    Other operating income:
    Income from precious metals                                   27,763         24,393          12,347         11,212
    Foreign exchange trading income                               60,239         43,931          38,312         21,599
    Trading account profits (losses) and commissions              24,706         10,582          15,517         (2,661)
    Investment securities gains, net                               4,967         13,057           3,288          9,969
    Net gain on loans sold or held for sale                          767            563              -           1,063
    Commission income                                             28,287         32,269          13,042         14,769
    Equity in earnings of affiliate                               38,482         39,656          19,294         18,546
    Other income                                                  33,871         33,501          18,139         18,910
                                                           --------------   -------------    ------------  ------------
           Total other operating income                          219,082        197,952         119,939         93,407
                                                           --------------   -------------    ------------  ------------

    Other operating expenses:
    Salaries                                                     119,660        115,616          58,152         58,825
    Employee benefits                                             78,041         73,773          37,825         34,961
    Occupancy, net                                                29,098         26,937          14,593         12,951
    Restructuring and related charges (note 3)                   120,000         17,000         120,000         17,000
    Other expenses (note 4)                                      143,463        133,762          67,091         67,423
                                                           --------------  -------------    ------------  -------------
            Total other operating expenses                       490,262        367,088         297,661        191,160
                                                           --------------  -------------    ------------  -------------

    Income before income taxes                                   128,009        228,086           8,504        111,283
    Income tax expense(benefit)                                   29,405         68,879          (2,587)        31,855
                                                           --------------  -------------    ------------  -------------
    Net  income                                           $       98,604  $     159,207    $     11,091  $      79,428
                                                           ==============  =============    ============  =============


    Net income applicable to common stock                 $       78,379  $     143,790     $     1,036  $      71,095
                                                           ==============  =============    ============  =============
    Net income per common share:
        Primary                                                    $1.50          $2.73           $0.02          $1.35
        Fully diluted                                              $1.50          $2.65           $0.02          $1.31
    Average common shares outstanding:
        Primary                                                   52,327         52,595          52,352         52,633
        Fully diluted                                             56,094         56,415          56,114         56,432


<F1> See accompanying notes to consolidated financial statements.
                                                                         -3-

                    REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      UNAUDITED
                                    (In thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                             -----------------------------
                                                                 1995             1994
                                                            -------------      ------------
Cash Flows From Operating Activities:
Net income                                                 $     98,604       $   159,207
Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
     Depreciation and amortization, net                          32,049            31,350
     Provision for loan losses                                    6,000            13,000
     Investment securities gains, net                            (4,967)          (13,057)
     Net gain on loans sold or held for sale                       (767)             (563)
     Restructuring and related charges                          107,298            16,395
     Equity in earnings of affiliate                            (38,482)          (39,656)
     Net (increase) decrease in trading accounts               (266,452)          180,564
     Net decrease in accounts receivable and
         accrued interest                                        30,850           307,440
     Net increase (decrease) in accounts payable and
         accrued expenses                                       312,059          (920,352)
     Other, net                                                 (55,781)           25,218
                                                            -------------      ------------
Net cash provided (used) by operating activities                220,411          (240,454)
                                                            -------------      ------------
Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits
     with banks                                               2,954,089        (2,548,987)
Net increase in precious metals                                 (85,856)         (299,606)
Net (increase) decrease in federal funds sold and
     securities purchased under resale agreements              (701,017)          655,276
Net (increase) decrease in short-term investments               (11,187)           41,413
Purchases of securities held to maturity                        (43,030)          (22,870)
Proceeds from maturities of securities held to maturity         238,833           115,683
Purchases of securities available for sale                   (2,178,453)       (2,800,204)
Proceeds from sales of securities available for sale            572,726         2,954,234
Proceeds from maturities of securities available for sale       471,054         1,748,152
Net increase in loans                                          (908,600)         (325,550)
Investment in affiliate                                          28,133            23,805
                                                            ------------       ------------
Net cash provided (used) by investing activities                336,692          (458,654)
                                                            ------------       ------------
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                           1,208,715          (343,556)
Net (decrease) increase in short-term borrowings               (893,980)          800,805
Net decrease in due to factored clients                         (51,826)          (13,825)
Proceeds from issuance of long-term debt                             -            297,802
Repayment of long-term debt                                  (1,032,750)         (279,900)
Proceeds from issuance of subordinated long-term debt                -            200,000
Repayment of subordinated long-term debt                             -            (66,000)
Net proceeds from issuance of cumulative preferred stock         72,563           146,062
Cash dividends paid                                             (56,281)          (45,989)
Other, net                                                        3,210             1,804
                                                            -------------      -----------
Net cash provided (used) by financing activities               (750,349)          697,203
Effect of exchange rate changes on cash
     and due from banks                                          (2,037)          (14,131)
                                                            ------------       ------------
Net decrease in cash and due from banks                        (195,283)          (16,036)
Cash and due from banks at beginning of period                  867,242           636,633
                                                            ------------       ------------
Cash and due from banks at end of period                  $     671,959       $   620,597
                                                            ============       ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                         $     790,146       $   527,986
         Income taxes                                            61,185            71,419
   Transfers from securities available for sale
     to securities held to maturity                                  -          3,357,161


<F1>  See accompanying notes to consolidated financial statements.

                                                                     -4-

                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               COVERING THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

1. On June 23, 1995, the Corporation called for redemption on July 24, 1995 all of the outstanding shares of its $3.375 Cumulative Convertible Preferred Stock.

   At the conclusion of the redemption period on July 24, 1995, holders of the preferred stock tendered an aggregate of 42,596 shares at the redemption price of $52.025 plus accrued and unpaid dividends of $0.21563 per share. Holders of 3,406,093 shares of preferred stock elected to convert, at the conversion ratio of 1.03448, into an aggregate of 3,523,369 shares of common stock. Fractional shares of common stock and shares not tendered received cash.

2. On June 26, 1995, the Corporation sold, in a public offering, 3,000,000 shares of $1.8125 Cumulative Preferred Stock ($25 Stated Value) (the "Preferred Stock") with an aggregate stated value of $75 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received have been used for general corporate purposes including payment to holders of the Cumulative Convertible Preferred Stock who elected to redeem.

3. In the second quarter of 1995, the Corporation recorded a $120 million provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. The components of this provision are as follows:

                                                       (In thousands)

   Salaries and employee benefits                      $    75,000
   Occupancy, net                                           10,000
   Other expenses                                           35,000
                                                        ------------
     Total restructuring and related charges provision $   120,000
                                                        ============

   The following table summarizes the activity in the accrual of restructuring and related charges during the second quarter of 1995:

                                                       (In thousands)

   Provision for restructuring and related charges     $   120,000
   Payments                                                (12,702)
   Non-cash writedowns                                      (7,733)
                                                        ------------
    Ending accrual at June 30, 1995                    $    99,565
                                                        ============


4. On January 1, 1995, the Corporation adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made." This SFAS requires that pledges to make charitable contributions be recognized in the period that funds are unconditionally pledged. This change in the method of accounting for charitable contributions resulted in a one-time expense in the first quarter of 1995 of $7.5 million, included in other operating expenses.

5. Certain amounts from the prior year have been reclassified to conform with 1995 classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1995 and 1994. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the second quarter and six months ended June 30, 1995 compared to the corresponding periods of 1994.


                                                       Increase (Decrease)
                                         -------------------------------------------
                                         2nd Qtr. 1995 vs.      Six  Months 1995 vs.
                                         2nd Qtr. 1994          Six  Months 1994
                                         --------------------  ---------------------
                                            Amount    Percent     Amount   Percent
                                         ----------- --------  ----------  ---------
(Dollars in thousands)
Interest income                         $    67,437     12.8     $  196,495   19.3
Interest expense                             90,001     29.6        199,723   33.8
                                         -----------              ----------
      Net interest income                   (22,564)   (10.2)        (3,228)  (0.8)
Provision for loan losses                        -        -          (7,000) (53.8)
                                         -----------              ----------
Net interest income after
   provision for loan losses                (22,564)   (10.4)         3,772    0.9
Other operating income                       26,532     28.4         21,130   10.7
Other operating expenses                    106,501     55.7        123,174   33.6
                                         -----------              ----------
Income before income taxes                 (102,533)   (85.5)       (98,272) (40.1)
                                         -----------              ----------
Applicable income taxes                     (34,442)  (108.1)       (39,474) (57.3)
Tax equivalent adjustment                       246      2.9          1,805   10.7
                                         -----------              ----------
    Total applicable income taxes           (34,196)   (84.5)       (37,669) (43.9)
                                         -----------              ----------

Net income                              $   (68,337)   (86.0)    $  (60,603) (38.1)
                                         ===========  ========    ========== ======
Net income applicable to
    common stock                        $   (70,059)   (98.5)    $  (65,411) (45.5)
                                         ===========  ========    ========== ======


Net Interest Income - on a fully-taxable equivalent basis amounted to $198.1 million in the second quarter of 1995, compared to $220.7 million in the second quarter of 1994 and $225.8 million in the first quarter of 1995. For the first six months of 1995, net interest income totaled $423.9 million compared to $427.1 million in the six month period of 1994. The decline in net interest income in the second quarter of 1995 compared to both the second quarter of 1994 and the first quarter of 1995 is partially attributable to action taken in the second quarter of 1994 when the Corporation reduced its interest rate sensitivity. Also as is shown in the tables on pages 7 and 8, a

                                           AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                 AVERAGE RATES EARNED AND PAID
                                                         UNAUDITED
                                                (Fully taxable equivalent basis)
                                                     (Dollars in thousands)

                                                                           Quarter Ended June 30,
                                          ------------------------------------------------------------------------------------
                                                             1995                                       1994
                                          -----------------------------------------   ----------------------------------------
                                                                           Average                                    Average
                                                             Interest       Rates                      Interest        Rates
                                              Average        Income/       Earned/      Average        Income/        Earned/
                                              Balance        Expense       Paid         Balance        Expense         Paid
                                          -------------   -----------   ---------     ------------   ------------   ---------
Interest-earning assets:
  Interest-bearing deposits with banks    $  7,256,147   $   131,563        7.27 %   $  6,670,388   $     74,088        4.46 %
  Investment securities:(1)
   Taxable                                  11,037,959       214,838        7.81       12,619,588        221,933        7.05
    Exempt from federal income taxes         1,249,754        31,088        9.98        1,178,579         27,208        9.26
                                           ------------   -----------                 ------------    -----------
     Total investment securities            12,287,713       245,926        8.03       13,798,167        249,141        7.24
  Trading account assets(2)                    795,843        11,041        5.56        1,054,558         14,109        5.37
  Federal funds sold and securities
    purchased under resale agreements        1,171,244        18,530        6.35        1,672,492         15,819        3.79
  Loans, net of unearned income:
    Domestic offices                         6,656,862       138,223        8.33        6,449,452        119,220        7.41
    Foreign offices                          2,825,047        47,097        6.69        3,423,360         52,566        6.16
                                           ------------   -----------                 ------------   ------------
     Total loans, net of unearned income     9,481,909       185,320        7.84        9,872,812        171,786        6.98
                                           ------------   -----------                 ------------   ------------
     Total interest-earning assets          30,992,856   $   592,380        7.67 %     33,068,417   $    524,943        6.37 %
                                                          ===========   =========                    ============    ========

Cash and due from banks                        636,519                                    671,153
Other assets                                 9,000,848                                  6,927,819
                                           ------------                               ------------
     Total assets                         $ 40,630,223                               $ 40,667,389
                                           ============                               ============


Interest-bearing funds:
 Consumer and other time deposits         $  7,685,701   $    80,920        4.22 %   $   7,996,732  $     57,531        2.89 %
 Certificates of deposit                       907,151        12,849        5.68           610,927         6,020        3.95
 Deposits in foreign offices                12,066,055       189,277        6.29        11,716,659       118,783        4.07
                                           ------------   -----------                  ------------  ------------
      Total interest-bearing deposits       20,658,907       283,046        5.50        20,324,318       182,334        3.60
 Trading account liabilities(2)                 49,314           801        6.51           166,247         2,962        7.15
 Short-term borrowings                       3,882,621        43,933        4.54         5,933,361        51,743        3.50
 Total long-term debt                        4,001,201        66,501        6.67         4,942,609        67,241        5.46
                                           ------------   -----------                 -------------  ------------
  Total interest-bearing funds              28,592,043   $   394,281        5.53 %      31,366,535  $    304,280        3.89 %
                                                          ===========   =========                    ============    ========

Noninterest-bearing deposits:
  In domestic offices                        1,472,368                                   1,325,748
  In foreign offices                           100,665                                      96,219
Other liabilities                            7,762,452                                   5,333,510
Stockholders' equity:
 Preferred stock                               676,667                                     620,941
 Common stockholders' equity                 2,026,028                                   1,924,436
                                           ------------                              -------------
  Total stockholders' equity                 2,702,695                                   2,545,377
  Total liabilities and stockholders'      ------------                               -------------
   equity                                 $ 40,630,223                               $  40,667,389
                                           ============                               =============

Interest income/earning assets                           $   592,380        7.67 %                  $    524,943        6.37 %
Interest expense/earning assets                              394,281        5.11                         304,280        3.69
                                                          -----------    --------                    ------------     -------
Net interest differential                                $   198,099        2.56 %                  $    220,663        2.68 %
                                                          ===========    ========                    ============     =======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

                                                                          -7-

                                               AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                      AVERAGE RATES EARNED AND PAID
                                                            UNAUDITED
                                                   (Fully taxable equivalent basis)
                                                       (Dollars in thousands)

                                                                          Six Months Ended June 30,
                                           ------------------------------------------------------------------------------------
                                                             1995                                        1994
                                           ----------------------------------------   -----------------------------------------
                                                                           Average                                    Ave
                                                             Interest       Rates                        Interest      Rates
                                              Average        Income/       Earned/        Average        Income/      Earned/
                                              Balance        Expense        Paid          Balance        Expense       Paid

                                           -------------   ------------  --------     -----------      -----------   -----------
Interest-earning assets:
  Interest-bearing deposits with banks     $  8,380,642    $   281,312      6.77 %    $  5,774,196     $   127,410     4.45 %
  Investment securities:(1)
    Taxable                                  10,651,234        442,447      8.38        13,432,002         440,376     6.61
    Exempt from federal income taxes          1,296,245         65,092     10.13         1,147,552          52,971     9.31
                                           ------------     ----------                ------------      ----------
     Total investment securities             11,947,479        507,539      8.57        14,579,554         493,347     6.82
  Trading account assets(2)                     877,035         23,925      5.50         1,071,774          32,556     6.13
  Federal funds sold and securities
    purchased under resale agreements         1,285,294         39,022      6.12         1,515,486          27,131     3.61

  Loans, net of unearned income:
    Domestic offices                          6,356,862        267,187      8.48         6,587,027          233,737     7.16
    Foreign offices                           2,763,031         95,046      6.94         3,546,986          103,355     5.88
                                             -----------    -----------               ------------      -----------
  Total loans, net of unearned income         9,119,893        362,233      8.01        10,134,013          337,092     6.71
                                             -----------    -----------               ------------      -----------
     Total interest-earning assets           31,610,343   $  1,214,031      7.74 %      33,075,023     $  1,017,536     6.20 %
                                                            ===========    ======                       ===========    ======

Cash and due from banks                         597,408                                    712,592
Other assets                                  8,136,067                                  6,993,250
                                            -----------                                ------------
     Total assets                         $  40,343,818                               $ 40,780,865
                                            ===========                                ============


Interest-bearing funds:
  Consumer and other time deposits        $  7,712,145    $    156,882      4.10 %    $  8,033,908     $    115,017     2.89 %
  Certificates of deposit                      863,805          24,252      5.66           609,101           11,153     3.69
  Deposits in foreign offices               12,358,161         374,213      6.11        11,402,513          224,191     3.96
                                           ------------    ------------               ------------      -----------
    Total interest-bearing deposits         20,934,111         555,347      5.35        20,045,522          350,361     3.52
  Trading account liabilities(2)                43,022           1,472      6.90           165,559            5,233     6.37
  Short-term borrowings                      4,195,380          95,024      4.57         5,945,599          102,686     3.48
  Total long-term debt                       4,193,177         138,303      6.65         4,929,676          132,143     5.41
                                           ------------    ------------                -----------      -----------
     Total interest-bearing funds           29,365,690    $    790,146      5.43 %      31,086,356     $    590,423     3.83 %
                                                           ============    ======                       ============  ======

Noninterest-bearingdeposits:
  In domestic offices                        1,475,269                                   1,309,968
  In foreign offices                           104,827                                     118,561
Other liabilities                            6,721,219                                   5,617,749
Stockholders' equity:
  Preferred stock                              674,584                                     588,683
  Common stockholders' equity                2,002,229                                   2,059,548
                                            -----------                                 -----------
    Total stockholders' equity               2,676,813                                   2,648,231
                                            -----------                                 -----------
    Total liabilities and
      stockholders' equity                $ 40,343,818                                $ 40,780,865
                                           ============                               =============

Interest income/earning assets                            $  1,214,031      7.74 %                    $  1,017,536     6.20 %
Interest expense/earning assets                                790,146      5.04                           590,423     3.60
                                                          ------------     ------                       ------------   ------
Net interest differential                                 $    423,885      2.70 %                    $    427,113     2.60 %
                                                           ============    ======                       ============   ======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

                                                                    -8-
reduction in average interest earning assets from $33.1 billion in the second quarter and six month periods of 1994 to $31.0 billion in the second quarter of 1995 and $31.6 billion for the six months of 1995 contributed to these declines. An increasing cost of interest-bearing funds and a reduction in the Corporation's local currency investments in Brazil contributed to the decline between the first quarter and the second quarter of 1995. In the first quarter of 1995, the Brazilian local currency investments contributed approximately
6.0% of interest income while in the second quarter that contribution was approximately 2.6%. In the second quarter of 1994, such assets contributed 0.8% of interest income.

At June 30, 1995, the Corporation's total exposure to Brazil, consisting primarily of Brady bonds, medium-term government bonds and short-term government bonds was approximately 1.01% of total assets, down from 1.39% at year end 1994.

As previously announced, the Corporation has received the necessary approvals to open a banking subsidiary in Mexico. It is anticipated that this subsidiary will begin operations in the third quarter of 1995.

Provision for loan losses - was $3.0 million and $6.0 million in the second quarter and first six months of 1995, respectively, compared to $3.0 million and $13.0 million for the corresponding periods of last year. The credit quality of the loan portfolio remained at a high level, as non-performing loans declined from both year end 1994 and first quarter 1995.

Net loan charge-offs were $7.8 million in the second quarter of 1995, compared to net loan charge-offs of $2.2 million in the second quarter of 1994. For the first six months of 1995, net loan charge-offs were $11.5 million, compared to $10.6 million in the corresponding period of last year. Reflected in the results for the first six months of 1994 were net recoveries of restructuring country debt of $6.7 million.

The allowance for possible loan losses at June 30, 1995 was $314.3 million, compared to $319.2 million at December 31, 1994. The allowance for possible loan losses as a percentage of loans outstanding, net of unearned income, was 3.26% at June 30, 1995, compared to 3.58% at December 31, 1994.

The following table presents summary data related to non-accrual loans for the periods ending:

                                           June 30,      March 31,      Dec. 31,
(in thousands)                              1995*          1995*         1994
                                         ----------    -----------    ----------
Non-accrual loans:
 Domestic                               $   35,724    $    44,233    $   43,392
 Foreign                                    17,311         14,698        14,734
                                         ----------    -----------    ----------
Total non-accrual loans                 $   53,035    $    58,931    $   58,126
                                         ==========    ===========    ==========
Non-accrual loans as a percentage of
   loans outstanding at period end          0.55%          0.65%         0.65%
                                         ==========    ===========    ==========

<F1>*Includes impaired loans with book values of $31,858 at June 30, 1995 an $35,768 at March 31, 1995.

At June 30, 1995, non-accrual loans were $53.0 million, compared to $58.9 million at March 31, 1995 and $58.1 million at December 31, 1994. The decline in non-accrual loans from March 31, 1995 and December 31, 1994 is primarily attributable to a domestic non-accrual loan which became "Other Real Estate Owned". This decline was partially offset by an increase in non-accrual foreign loans. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - totaled $119.9 million in the second quarter of 1995, compared to $93.4 million in the year-earlier quarter. For the first six months of 1995, such income was $219.1 million, compared to $198.0 million in the corresponding period last year.

Income from trading activities increased to $66.2 million in the second quarter of 1995 from $30.2 million in the second quarter of last year. The principal elements of this change were an $18.2 million increase in trading account profits and commissions, primarily in derivative products, and a $16.7 million increase in foreign exchange trading income resulting from increased activity in foreign exchange markets.

For the first six months of 1995, income from trading activities was $112.7 million, compared to $78.9 million in the same period a year ago. This change reflects the factors mentioned above as well as an increase in income from precious metals.

Investment securities gains were $3.3 million in the second quarter of 1995, compared to $10.0 million in the second quarter of 1994. Included in net securities gains in the second quarter of 1994, from sales of securities classified as available for sale, were gains of $52.0 million realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, gains of $26.9 million realized on the sale of all the securities received in connection with Brazil's debt restructuring and net losses of $68.9 million on the disposition of securities, primarily those sold as part of the Corporation's asset/liability management program. For the first six months of 1995, investment securities gains were $5.0 million, compared to $13.1 million last year.

Equity in the earnings of affiliate was $19.3 million in the second quarter of 1995, compared to $18.5 million in the second quarter of last year. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. For the first six months of 1995, these earnings were $38.5 million, compared to $39.7 million for the corresponding period of 1994. Client portfolio assets, both on- and off-balance-sheet, increased to $15.6 billion at June 30, 1995 from $12.4 billion at June 30, 1994. Most of this increase came in the form of client deposits.

Commission income amounted to $13.0 million in the second quarter of 1995, compared to $14.8 million in the corresponding period of 1994. For the first six months of 1995, commission income amounted to $28.3 million, compared to $32.3 million last year. These declines reflect the de-emphasis during 1994 of certain businesses related to the Corporation's securities subsidiary.

Other income in the second quarter of 1995 was $18.1 million, including a gain of $1.3 million on the sale of a New York retail branch. Other income in the second quarter of 1994 was $18.9 million, including a gain of $2.4 million on the early extinguishment of long-term debt.

Other Operating Expenses - totaled $297.7 million in the second quarter and $490.3 in the first six months of 1995, compared to $191.2 million and $367.1 million in the corresponding periods of 1994. These amounts include the Corporation's provision for restructuring and related charges of $120.0 million recorded in the second quarter of 1995 in connection with the implementation of the previously announced Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. During the second quarter of 1994, the Corporation implemented a limited restructuring program related to the de-emphasis of certain business activities in its securities subsidiary and incurred certain other operating expenses which resulted in a $17.0 million restructuring charge in that period.

Salaries and employee benefits were $96.0 million in the second quarter of 1995, compared to $93.8 million in the second quarter of last year. For the six months ended June 30, 1995 such expenses were $197.7 million, compared to $189.4 million in the year-earlier period. These increases reflect general increases in staff compensation and increased costs of employee benefits partially offset by staff reductions in the second quarter of 1995 which resulted from the implementation of Project Excellence Plus.

All other expenses were $67.1 million in the second quarter of 1995, compared to $67.4 million in the second quarter of last year. For the six months ended June 30, 1995, other expenses increased $2.2 million, not including the one-time expense of $7.5 million for charitable contributions reflecting the adoption of SFAS No. 116 in the first quarter of 1995.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $34.2 million, or 84.5%, in the second quarter of 1995 and $37.7 million, or 43.9%, during the first six months of 1995 when compared to the corresponding periods of 1994. These changes are a result of the decline in income before income taxes due to the effect of the restructuring charges and normal permanent differences between book and tax income. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the second quarter and the first six months of 1995 were 36% and 33%, respectively, compared to 34% and 35% for the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At June 30, 1995, stockholders' equity included a deduction of $169.2 million, which represents the after-tax unrealized depreciation in the valuation of the Corporation's portfolio of securities available for sale and approximately 49% of Safra Republic's unrealized depreciation in its portfolio of securities available for sale, compared to an unrealized depreciation of $191.5 million at December 31, 1994.

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the valuation of the Corporation's portfolio of securities available for sale.

In accordance with regulatory guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

In September 1994, bank regulators issued proposals to amend risk-based capital guidelines related to derivative contracts. The proposals, which are still pending, would change the factors used in calculating potential future exposure of derivative contracts. The Corporation has determined that the proposals, if issued in final form, would not have a material effect on its capital ratios.

At June 30, 1995, the Corporation's leverage ratio was 6.34% compared to 5.87% at year end 1994. At June 30, 1995, risk-based capital ratios were 16.95% for Tier 1, or "core", capital and 28.65% for total qualifying capital, compared to 16.17% and 27.49%, respectively, at December 31, 1994. These ratios substantially exceed the minimums in effect for bank holding companies.

At June 30, 1995, the ratio of the Corporation's total common stockholders' equity to total assets was 4.87%, compared to 4.79% at December 31, 1994. The improvement in this ratio was primarily attributable to an increase in retained earnings and a reduction in the net unrealized depreciation of the Corporation's portfolio of securities available for sale.

Non-performing Assets

The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                                   June 30,     March 31,    Dec. 31,
(in thousands)                                       1995          1995         1994
                                                 ----------    ----------   ---------
Total non-accrual loans                         $   53,035    $   58,931   $  58,126
Other real estate owned                             28,222        23,678      23,479
                                                 ----------    ----------   ---------
Total non-accrual loans and other
   real estate owned                            $   81,257    $   82,609   $  81,605
                                                 ==========    ==========   =========
Total non-performing assets as a  percentage
   of period end total assets                        0.19%         0.20%       0.20%
                                                 ==========    ==========   =========

Financial Instruments

At June 30, 1995, the net fair value appreciation of the Corporation's on-balance sheet financial instruments, including related off-balance sheet interest rate hedges, was approximately $210 million. This represents an increase in the fair value of such instruments of approximately $230 million since December 31, 1994.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) The Corporation's Annual Meeting of Stockholders was held on May 16,
      1995.

  (c) The following matters were voted upon at such meeting:

  (i) Election of the following nineteen persons as directors of the Corporation, with shares voted for and withheld indicated:

               Nominee                   Shares For           Shares Withheld
               -------                   ----------           ---------------
        Kurt Andersen                    42,551,933             241,173
        Cyril S. Dwek                    42,551,620             240,746
        Ernest Ginsberg                  42,551,620             240,746
        Nathan Hasson                    42,551,620             240,746
        Jeffrey C Keil                   42,551,620             240,746
        Peter Kimmelman                  42,552,672             239,694
        Leonard Lieberman                42,552,727             239,639
        William C. MacMillen Jr.         42,552,042             240,324
        Peter J. Mansbach                42,552,627             239,739
        Martin F. Mertz                  42,552,452             239,914
        James L. Morice                  42,552,672             239,694
        E. Daniel Morris                 42,552,727             239,639
        Janet L. Norwood                 42,551,335             241,031
        John A. Pancetti                 42,551,620             240,746
        Vito S. Portera                  42,551,620             240,746
        William P. Rogers                42,552,067             240,299
        Dov C. Schlein                   42,552,577             239,789
        Walter H. Weiner                 42,552,627             239,739
        Peter White                      42,550,223             242,143

  (ii) Approval of the 1995 Long-Term Incentive Stock Plan. The number of votes cast for or against, as well as the number of abstentions and broker non-votes as to such matter, were as follows:

                    For             Against       Abstain     Broker Non-Vote
                    ---             -------       -------     ---------------
                 39,615,387       2,785,327       391,651          -0-

  (iii) Approval of selection of KPMG Peat Marwick LLP as the Corporation's auditors for 1995. The number of votes cast for or against, as well as the number of abstentions and broker non-votes as to such matter, were as follows:

                    For             Against        Abstain     Broker Non-Vote
                    ---             -------        -------     ---------------
                 42,715,279          47,276        29,810           -0-

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11.   Computation of Earnings Per Common Share

         27.   Financial Data Schedule

     (b) Reports on Form 8-K

     (i) On May 5, 1995, a report on Form 8-K was filed submitting the Corporation's press release dated May 5, 1995, announcing the beginning of the implementation phase of its previously announced company-wide project to improve operating efficiencies and reduce costs.

         On June 26, 1995, a report on Form 8-K was filed submitting the calculation of ratios of earnings to combined fixed charges and preferred stock dividends-consolidated and amended Articles Supplementary, classifying shares of the Corporation's $1.8125 Cumulative Preferred Stock ($25 Stated Value), in connection with the filing of a Prospectus Supplement dated June 20, 1995, relating to the offering of 3,000,000 shares of such preferred stock.

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REPUBLIC NEW YORK CORPORATION

Dated:  August 14, 1995                      By    Walter H. Weiner
                                             ----------------------------
                                               Walter H. Weiner
                                               Chairman of the Board

Dated:  August 14, 1995                      By  John D. Kaberle, Jr.
                                             --------------------------------
                                               John D. Kaberle, Jr.
                                               Executive Vice President and
                                                 Comptroller
                                              (Principal Accounting Officer)

                                   FORM 10-Q

                                QUARTERLY REPORT

                   For the fiscal quarter ended June 30, 1995

                         REPUBLIC NEW YORK CORPORATION

                                 EXHIBIT INDEX

No.                         Exhibit Description

 11              Computation of Earnings Per Common Share

 27              Financial Data Schedule