Form 10-Q
period 1995-09-30
REPUBLIC NEW YORK CORP
filed 1995-11-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly Period Ended September 30, 1995.

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

                           Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                             No __



The number of shares outstanding of the registrant's common stock was 56,208,840 October 31, 1995.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                    Page No.

Item 1. Financial Statements:
         Consolidated Statements of Condition - Unaudited
           September 30, 1995 and December 31, 1994                         2

         Consolidated Statements of Income - Unaudited
           Nine-Months and Three-Months Ended September 30,
           1995 and 1994                                                    3

         Consolidated Statements of Cash Flows - Unaudited
               Nine-Months Ended September 30, 1995 and 1994                4

         Consolidated Statement of Changes in Stockholders' Equity-
               Unaudited-Nine Months Ended September 30, 1995               5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis                            8-15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  16


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


                                -1-





ITEM 1.    FINANCIAL STATEMENTS
          REPUBLIC NEW YORK CORPORATION AND
                   SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CONDITION
                    UNAUDITED
               (Dollars in thousands)


                                                                    September 30,   December 31,
                                                                        1995           1994
                                                                     -----------    -----------

Assets
Cash and due from banks                                                  592,945         867,242
Interest-bearing deposits with banks                                   5,539,997      10,242,061
Precious metals                                                        1,061,483       1,456,269
Securities held to maturity (approximate market
  value of $5,773,089 in 1995 and $5,614,248 in 1994)                  5,731,222       5,887,672
Securities available for sale (at approximate market value)            7,845,891       5,552,056
                                                                      ----------      ----------
  Total investment securities                                         13,577,113      11,439,728
Trading account assets                                                 3,764,618       2,543,637
Federal funds sold and securities purchased
  under resale agreements                                              2,818,355       1,123,925
Loans (net of unearned income of $38,306
  in 1995 and $47,109 in 1994)                                         9,810,081       8,913,490
  Allowance for possible loan losses (note 3)                          (313,418)       (319,220)
                                                                      ----------       ---------
    Loans, net                                                         9,496,663       8,594,270
Customers' liability on acceptances                                    1,398,624       1,514,461
Accounts receivable and accrued interest                               1,762,936       1,797,491
Investment in affiliate                                                  673,553         607,818
Premises and equipment                                                   438,508         428,017
Other assets                                                             511,935         452,986
                                                                       ---------       ---------
Total assets                                                        $ 41,636,730    $ 41,067,905


Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
  In domestic offices                                                $  1,462,836    $  1,701,667
  In foreign offices                                                      101,146         114,503
Interest-bearing deposits:
  In domestic offices                                                   8,470,159       8,534,562
  In foreign offices                                                   13,098,689      12,375,270
                                                                     -------------    -----------
Total deposits                                                         23,132,830      22,726,002

Trading account liabilities                                             3,566,633       2,087,594
Short-term borrowings                                                   3,830,305       4,969,394
Acceptances outstanding                                                 1,400,228       1,517,675
Accounts payable and accrued expenses                                   1,858,994       1,325,953
Due to factored clients                                                   651,515         680,010
Other liabilities                                                         145,887         134,792
Long-term debt                                                          1,752,410       2,580,831
Subordinated long-term debt and perpetual
capital notes                                                           2,406,547       2,406,266
Stockholders' equity (notes 1 and 2):
Cumulative preferred stock, no par value 8,502,500 shares
  outstanding in 1995 and 8,952,500 in 1994                               575,000         672,500

Common stock, $5 par value
 150,000,000 shares authorized; 56,146,799
 shares outstanding in 1995 and 52,621,155 in 1994                        280,734         263,106
Surplus                                                                   583,679         437,653
Retained earnings                                                       1,577,870       1,457,609
Net unrealized depreciation on securities available
 for sale, net of taxes                                                  (125,902)       (191,480)
                                                                      ------------      ----------
Total stockholders' equity                                              2,891,381       2,639,388
Total liabilities and stockholders' equity                           $ 41,636,730    $ 41,067,905
                                                                      ============    ===========

See accompanying notes to consolidated financial statements.   -2-





                          REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                              UNAUDITED
                                (In thousands except per share data)



                                                        Nine Months Ended         Three Months Ended
                                                          September 30,             September 30,
                                                        1995       1994            1995        1994
Interest income:
Interest and fees on loans                           $             $            $          $
                                                         547,453      514,551     185,220    177,459
Interest on deposits with banks
                                                         413,902      249,615     132,590    122,205
Interest and dividends on investment securities:
   Taxable                                               676,020      648,986     233,573    208,610
   Exempt from federal income taxes                       67,814       55,384      21,418     19,304
Interest on trading account assets
                                                          39,974       46,372      16,049     13,816
Interest on federal funds sold and securities
  purchased under resale agreements                       63,209       41,297      24,187     14,166
                                                       ----------   ---------   ---------   --------

  Total interest income                                1,808,372    1,556,205     613,037    555,560
                                                      -----------   ---------   ---------   --------

Interest expense:
Interest on deposits                                     844,152      563,414     288,805    213,053
Interest on short-term borrowings                        150,215      159,369      53,719     51,450
Interest on long-term debt                               205,200      205,003      66,897     72,860
                                                     ------------   ----------  ----------  --------
  Total interest expense                               1,199,567      927,786     409,421    337,363
                                                     ------------   ----------  ----------  --------
Net interest income                                      608,805      628,419     203,616    218,197
Provision for loan losses                                  9,000       16,000       3,000      3,000
Net interest income after provision for
  loan losses                                            599,805      612,419     200,616    215,197
                                                      -----------   ----------  ----------  --------
Other operating income:
 Income from precious metals                              34,340       39,831       6,577     15,438
Foreign exchange trading income                           90,282       68,159      30,043     24,228
Trading account profits and commissions                   25,701       20,220         995      9,638
Investment securities gains (losses),  net                 9,292       12,290       4,325       (767)
Net gain on loans sold or held for sale                    3,912        1,982       3,145      1,419
Commission income                                         43,068       44,864      14,781     12,595
Equity in earnings of affiliate                           58,698       58,465      20,216     18,809
Other income                                              50,587       49,413      16,716     15,912
                                                      -----------   ----------   ---------  --------
  Total other operating income                           315,880      295,224      96,798     97,272
                                                      ===========   ==========   =========  ========

Other operating expenses:
Salaries                                                 177,104      174,503      57,444     58,887
Employee benefits                                        113,867      110,560      35,826     36,787
Occupancy, net                                            43,542       40,872      14,444     13,935
Restructuring and related charges (note 4)               120,000       17,000           -          -
Other expenses (note 5)
                                                         197,924      196,942      54,461     63,180
                                                       ----------   ----------   ---------  --------
  Total other operating expenses                         652,437      539,877     162,175    172,789
                                                       ----------   ----------   ---------  --------

Income before income taxes                               263,248      367,766     135,239    139,680
Income tax expense                                        69,456      117,142      40,051     48,263
                                                       ----------   ----------   ---------  --------
Net income                                            $  193,792    $ 250,624   $  95,188  $  91,417
                                                       ==========   ==========   ---------  --------
Net income applicable to common stock                 $  165,390    $ 225,933   $  87,011  $  82,143
                                                       ===========  ==========   =========  ========
Net income per common share:
  Primary                                                  $3.10        $4.28       $1.57      $1.55
  Fully diluted                                            $3.05        $4.15       $1.55      $1.50
Average common shares outstanding:
  Primary                                                 53,334       52,738      55,316     53,018
  Fully diluted                                           56,160       56,542      56,292     56,797



See accompanying notes to consolidated financial statements.

                                                           -3-



                         REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED
                                      (In thousands)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                            1995            1994
                                                                       ------------     ----------
Cash Flows From Operating Activities:
Net income                                                            $    193,792    $    250,624
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                        48,458          49,661
  Provision for loan losses                                                  9,000          16,000
  Investment securities gains, net                                          (9,292)        (12,290)
  Net gain on loans sold or held for sale                                   (3,912)         (1,982)
  Restructuring and related charges                                         82,436          16,395
  Equity in earnings of affiliate                                          (58,698)        (58,465)
  Net increase in trading accounts                                         258,058         717,996
  Net (increase) decrease in accounts receivable
    and accrued interest                                                    (1,325)        332,634
  Net increase (decrease) in accounts payable and
    accrued expenses                                                       532,433        (623,421)
  Other, net                                                              (229,652)        (74,302)
Net cash provided by operating activities                                  821,298         612,850

Cash Flows From Investing Activities:
Net decrease (increase) in interest-bearing deposits
  with banks                                                             4,702,064      (4,184,228)
Net increase (decrease) in precious metals                                 394,786        (459,471)
Net (increase) decrease in federal funds sold and
  securities purchased under resale agreements                          (1,694,430)      1,483,844
Net decrease (increase) in short-term investments                          100,601         (39,360)
Purchases of securities held to maturity                                   (68,880)        (90,276)
Proceeds from maturities of securities held to maturity                    331,986         184,139
Purchases of securities available for sale                              (3,866,989)     (3,232,955)
Proceeds from sales of securities available for sale                       626,049       3,384,360
Proceeds from maturities of securities available  for sale               1,032,472       2,479,251
Net increase in loans                                                   (1,079,437)       (131,348)
Investment in affiliate                                                     28,133          23,805
                                                                       ------------     ----------
Net cash provided (used) by investing activities                           506,355        (582,239)
                                                                       ------------     -----------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                        407,073        (574,764)
Net (decrease) increase in short-term borrowings                        (1,139,089)        322,449
Net (decrease) increase in due to factored clients                         (28,495)         52,103
Proceeds from issuance of long-term debt                                   276,886         297,802
Repayment of long-term debt                                             (1,104,600)       (290,979)
Proceeds from issuance of subordinated long-term debt                        -             200,000
Repayment of subordinated long-term debt                                     -             (66,000)
Net proceeds from issuance of cumulative preferred stock                    72,563         146,062
Repurchase of cumulative preferred stock                                     -             (33,925)
Retirement of common stock                                                 (17,651)        (29,757)
Cash dividends paid                                                        (84,947)        (72,085)
Other, net                                                                  22,658          33,241
                                                                        -----------      ---------
Net cash used by financing activities                                   (1,595,602)        (15,853)
Effect of exchange rate changes on cash
   and due from banks                                                       (6,348)        (13,011)
Net (decrease) increase in cash and due from banks                        (274,297)          1,747
Cash and due from banks at beginning of period                             867,242         636,633
                                                                        -----------      ---------
Cash and due from banks at end of period                                $  592,945       $ 638,380
                                                                        ===========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $ 1,085,707     $   769,801
    Income taxes                                                            87,387          97,540
  Transfers from securities available for sale
    to securities held to maturity                                             -         3,862,350



See accompanying notes to consolidated financial statements.

                    REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN
                                STOCKHOLDERS' EQUITY
                                    UNAUDITED
                                (Dollars in thousands)



                                                        Nine Months Ended
                                                         September 30,
                                                              1995
Cumulative Preferred Stock:
Balance at beginning of period                             $  672,500
Issuance of 3,000,000 shares of  $1.8125
  Cumulative Preferred Stock                                   75,000
Redemption of 3,450,000 shares of $3.375
  Cumulative Convertible Preferred Stock                     (172,500)
                                                            ----------
Balance at end of period                                   $  575,000
                                                           ==========


Common Stock:
Balance at beginning of period                             $  263,106
Net issuance under stock option, restricted stock and
  restricted stock election plans of 372,600 shares             1,863
Retirement of 370,325 shares                                   (1,852)
Issuance of 3,523,369 shares upon conversion of
  $3.375 Cumulative Convertible Preferred Stock                17,617
                                                            ---------
Balance at end of period                                   $  280,734
                                                           ==========


Surplus:
Balance at beginning of period                             $  437,653
Net issuance of common stock under stock option,
  restricted stock and restricted stock election plans of
  372,600 shares                                               12,728
Cost of issuing preferred stock                                (2,437)
Treasury stock transactions of affiliate                       (1,056)
Retirement of 370,325 common shares                           (15,799)
Issuance of 3,523,369 shares upon conversion of
  $3.375 Cumulative Convertible Preferred Stock               152,590
                                                            ---------
Balance at end of period                                   $  583,679
                                                           ==========

Retained Earnings:
Balance at beginning of period                             $1,457,609
   Net income                                                 193,792
   Foreign currency translation, net of taxes                  12,727
   Dividends declared on common stock                         (57,945)
   Dividends declared on issues of preferred stock            (28,313)
                                                          -----------
Balance at end of period                                  $ 1,577,870
                                                           ==========

Net Unrealized Depreciation on Securities
  Available for Sale, Net of Taxes:
Balance at beginning of period                           $   (191,480)
  Unrealized appreciation                                      97,492
  Income tax expense                                          (31,914)
                                                           -----------
Balance at end of period                                     (125,902)


Total Stockholders' Equity:
Balance at beginning of period                           $  2,639,388
  Net changes during the period                               251,993
                                                          -----------
Balance at end of period                                 $  2,891,381
                                                          ===========



See accompanying notes to consolidated financial statements.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

1. On June 26, 1995, the Corporation sold, in a public offering, 3,000,000 shares of $1.8125 Cumulative Preferred Stock ($25 Stated Value) (the "Preferred Stock") with an aggregate stated value of $75 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received have been used for general corporate purposes, including payment to holders of the $3.375 Cumulative Convertible Preferred Stock who, in connection with the Corporation's call for redemption described in footnote 2, elected to redeem.

2. On July 24, 1995, the Corporation redeemed all of the outstanding shares of its $3.375 Cumulative Convertible Preferred Stock. Holders of the preferred stock tendered an aggregate of 42,596 shares at the redemption price of $52.025 plus accrued and unpaid dividends of $0.21563 per share. Holders of 3,406,093 shares of preferred stock elected to convert, at the conversion ratio of 1.03448, into an aggregate of 3,523,369 shares of common stock. Fractional shares of common stock and shares not tendered received cash.

3. The table below summarizes the activity in the allowance for possible loan losses for the nine months ended September 30, 1995 and 1994.

                                                   1995              1994

                                                       (In thousands)
Balance at beginning of period                 $  319,220      $  311,855
Provision for loan losses                           9,000          16,000
                                                ----------      ---------
                                                  328,220         327,855
Charge-offs                                       (25,326)        (39,260)
Recoveries                                          9,817          30,427
                                                ----------      ---------
  Net charge-offs                                 (15,509)         (8,833)
Translation adjustment                                707             556
                                                ----------      ---------
  Balance at end of period                     $  313,418      $  319,578
                                                ==========      =========


4. In the second quarter of 1995, the Corporation recorded a $120 million provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. The components of this provision were as follows:

                                                      (In thousands)

Salaries and employee benefits                         $   75,000
Occupancy, net                                             10,000
Other expenses                                             35,000
                                                        ---------
  Total restructuring and related charges provision    $  120,000


                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

4. (continued)

     The following table summarizes the activity in the accrual of restructuring and related charges for the nine months ended September 30, 1995:

                                 (In thousands)

     Provision for restructuring and related charges   $   120,000
     Payments                                              (37,564)
     Non-cash writedowns                                    (7,921)
                                                        -----------
       Ending accrual at September 30, 1995            $    74,515
                                                        ===========


5. On January 1, 1995, the Corporation adopted SFAS No. 116, "Accounting for Contributions Received and Contributions Made." This SFAS requires that pledges to make charitable contributions be recognized in the period that funds are unconditionally pledged. This change in the method of accounting for charitable contributions resulted in a one-time expense in the first quarter of 1995 of $7.5 million, included in other operating expenses.

6. On July 1, 1995, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." SFAS No. 122 eliminates the distinction made in SFAS No. 65 in accounting for mortgage servicing rights which depended on whether the loans were originated by the servicer or purchased. Under SFAS No. 122, mortgage servicers are required to recognize, as separate assets, rights to service loans regardless of how the rights were acquired. The statement also requires, among other things, mortgage servicers who sell or securitize loans on which the servicing rights are retained to allocate the total cost of the loans to the servicing rights and loans if it is practicable to estimate those fair values. Mortgage servicing rights must be assessed periodically for impairment and written down to fair value through a valuation allowance. The Corporation has retained the servicing rights on the mortgage loans it has sold. The effects of initially adopting this SFAS were not material to the Corporation's results of operations.

7. On September 23, 1995, the Corporation announced that it had reached an agreement to acquire Brooklyn Bancorp, Inc. ("BRKB"), parent of CrossLand Federal Savings Bank, for approximately $530 million in an all cash transaction at $41.50 per share. At September 30, 1995, BRKB had total assets of $4.1 billion, total deposits of $3.7 billion and total stockholders' equity of $375 million. BRKB has approximately 385,000 accounts in 33 branches in the New York metropolitan area. It is anticipated that this transaction will close in the first quarter of 1996, subject to regulatory and shareholder approval and certain other conditions. Also see "Management's Discussion and Analysis- Other Operating Expenses".

8. Certain amounts from the prior year have been reclassified to conform with 1995 classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44% in 1995 and 1994. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the third quarter and nine months ended September 30, 1995 compared to the corresponding periods of 1994.

                                                 Increase (Decrease)
                                     3rd Qtr. 1995 vs.      Nine Months 1995 vs.
                                     3rd Qtr. 1994          Nine Months 1994
                                        Amount    Percent   Amount     Percent


(Dollars in thousands)
Interest income                    $   56,908    10.1      $  253,402     16.0
Interest expense                       72,058    21.4         271,781     29.3
  Net interest income                 (15,150)   (6.7)        (18,379)    (2.8)
Provision for loan losses                 -       -            (7,000)   (43.8)
Net interest income after
  provision for loan losses           (15,150)   (6.8)        (11,379)    (1.8)
Other operating income                   (474)   (0.5)         20,656      7.0
Other operating expenses              (10,614)   (6.1)        112,560     20.8
Income before income taxes             (5,010)   (3.4)       (103,283)   (26.2)
Applicable income taxes                (8,212)  (17.0)        (47,686)   (40.7)
Tax equivalent adjustment                (569)   (6.4)          1,235      4.8
  Total applicable income taxes        (8,781)  (15.4)        (46,451)   (32.5)

Net income                         $    3,771     4.1      $  (56,832)   (22.7)
Net income applicable to
  common stock                     $    4,868     5.9      $  (60,543)   (26.8)


Net Interest Income - on a fully-taxable equivalent basis amounted to $211.9 million in the third quarter of 1995, compared to $227.1 million in the third quarter of 1994. The lower level of net interest income in the third quarter of 1995, compared to the corresponding quarter of 1994 resulted from a narrower net interest rate differential as the cost of interest-bearing funds rose more than the yields on interest-earning assets. Also, as is shown in the table on page 9, average interest-earning assets declined to $32.9 billion in the third quarter of 1995 from $33.3 billion in the third quarter of 1994. Net interest income in the third quarter of 1994 included approximately $5.0 million of prepayment penalties from the refinancing of certain commercial loans.

                          AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                    AVERAGE RATES EARNED AND PAID
                                                UNAUDITED
                                  (Fully taxable equivalent basis)
                                        (Dollars in thousands)


                                                              Quarter Ended September 30,
                                             1995                           1994

                                                                Average                        Average
                                                     Interest   Rates                 Interest Rates
                                        Average      Income/    Earned/   Average     Income/  Earned/
                                        Balance      Expense    Paid      Balance     Expense   Paid
Interest-earning assets:
  Interest-bearing deposits with banks  $ 7,711,239  $  132,590  6.82%  $ 9,451,271  $ 122,205 5.13%
  Investment securities:(1)
    Taxable                              11,718,931     233,573  7.91    10,619,414    208,610 7.79
    Exempt from federal income taxes      1,311,941      29,729  8.99     1,159,692     28,184 9.64
    Total investment securities          13,030,872     263,302  8.02    11,779,106    236,794 7.98
  Trading account assets(2)                 962,728      16,049  6.61     1,069,013     13,816 5.13
  Federal funds sold and securities
    purchased under resale agreements     1,591,228      24,187  6.03     1,325,529     14,166 4.24
  Loans, net of unearned income:
     Domestic offices                     6,757,208     137,753  8.09     6,501,221    130,207 7.95
     Foreign offices                      2,835,459      47,467  6.64     3,125,180     47,252 6.00
     Total loans, net of unearned income  9,592,667     185,220  7.66     9,626,401    177,459 7.31
     Total interest-earning assets       32,888,734     621,348  7.50%   33,251,320    564,440 6.73%

Cash and due from banks                     600,743                         624,840
Other assets                              8,336,268                       7,703,432
   Total assets                         $41,825,745                     $41,579,592


Interest-bearing funds:
  Consumer and other time deposits      $ 7,594,458  $   81,208  4.24%  $ 7,857,452  $  61,439 3.10%
  Certificates of deposit                   899,013      12,567  5.55       580,383      6,548 4.48
  Deposits in foreign offices            12,747,934     195,030  6.07    12,598,134    145,066 4.57
      Total interest-bearing deposits    21,241,405     288,805  5.39    21,035,969    213,053 4.02
  Trading account liabilities(2)             33,895         579  6.78       156,547      2,228 5.65
  Short-term borrowings                   4,788,295      53,140  4.40     4,921,491     49,222 3.97
  Total long-term debt                    4,082,222      66,897  6.50     5,011,125     72,860 5.77
     Total interest-bearing funds        30,145,817  $  409,421  5.39%   31,125,132  $ 337,363 4.30%

Noninterest-bearing deposits:
  In domestic offices                     1,497,680                       1,385,960
  In foreign offices                        133,488                         105,041
Other liabilities                         7,200,243                       6,355,866
Stockholders' equity:
  Preferred stock                           617,661                         672,500
  Common stockholders' equity             2,230,856                       1,935,093
    Total stockholders' equity            2,848,517                       2,607,593
    Total liabilities and
      stockholders' equity              $41,825,745                     $41,579,592


Interest income/earning assets                       $  621,348  7.50%               $ 564,440 6.73%
Interest expense/earning assets                         409,421  4.94                  337,363 4.02
Net interest differential                            $  211,927  2.56%               $ 227,077 2.71%


<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets. (2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

<F2>
(2) Excludes non-interest bearing belanaces, which are included in other assets or other liabilities, respectively.

                   AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                          AVERAGE RATES EARNED AND PAID
                                    UNAUDITED
                       (Fully taxable equivalent basis)
                              (Dollars in thousands)


                                                                Nine Months Ended September 30,
                                                       1995                             1994
                                                               Average                         Average
                                                      Interest Rates                  Interest Rates
                                           Average     Income/ Earned/     Average     Income/ Earned/
                                           Balance     Expense Paid        Balance     Expense  Paid

Interest-earning assets:
Interest-bearing deposits with banks   $ 8,157,508   $ 413,902   6.78%  $ 6,999,888 $  249,615  4.77%
 Investment securities:(1)
    Taxable                             11,007,133     676,020   8.21    12,494,473    648,986  6.94
    Exempt from federal income taxes     1,301,477      94,821   9.74     1,151,599     81,156  9.42
     Total investment securities        12,308,610     770,841   8.37    13,646,072    730,142  7.15
  Trading account assets(2)                905,599      39,974   5.90     1,070,854     46,372  5.79
  Federal funds sold and securities
   purchased under resale agreements     1,387,272      63,209   6.09     1,452,167     41,297  3.80
  Loans, net of unearned income:
   Domestic offices                      6,490,311     404,940   8.34     6,558,425    363,944  7.42
   Foreign offices                       2,787,174     142,513   6.84     3,406,384    150,607  5.91
     Total loans, net of unearned income 9,277,485     547,453   7.89     9,964,809    514,551  6.90
     Total interest-earning assets      32,036,474  $1,835,379   7.66%   33,133,790 $1,581,977  6.38%

Cash and due from banks                    598,520                          683,341
Other assets                             8,202,801                        7,229,977
     Total assets                      $40,837,795                      $41,047,108


Interest-bearing funds:
  Consumer and other time deposits     $ 7,672,916  $  238,090   4.15%  $ 7,975,089 $  176,456  2.96%
  Certificates of deposit                  875,541      36,819   5.62       599,528     17,701  3.95
  Deposits in foreign offices           12,488,085     569,243   6.09    11,801,053    369,257  4.18
     Total interest-bearing deposits    21,036,542     844,152   5.37    20,375,670    563,414  3.70
  Trading account liabilities(2)            39,980       2,051   6.86       162,555      7,468  6.14
  Short-term borrowings                  4,393,018     148,164   4.51     5,604,230    151,901  3.62
  Total long-term debt                   4,156,192     205,200   6.60     4,956,826    205,003  5.53
     Total interest-bearing funds       29,625,732  $1,199,567   5.41%   31,099,281 $  927,786  3.99%


Noninterest-bearing deposits:
  In domestic offices                    1,482,739                        1,335,299
  In foreign offices                       114,381                          114,054
Other liabilities                        6,880,896                        5,863,789
Stockholders' equity:
  Preferred stock                          655,609                          616,622
  Common stockholders' equity            2,078,438                        2,018,063
     Total stockholders' equity          2,734,047                        2,634,685
     Total liabilities and
        stockholders' equity           $40,837,795                      $41,047,108



Interest income/earning assets                      $1,835,379   7.66%              $1,581,977  6.38%
Interest expense/earning assets                      1,199,567   5.01                  927,786  3.74
Net interest differential                           $  635,812   2.65%              $  654,191  2.64%

<F1>
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>
(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

     For the first nine months of 1995, net interest income declined to $635.8 million, from $654.2 million for the nine-month period in the prior year. As shown in the table on page 10, this change is due to average interest-earning assets declining to $32.0 billion for the nine-month period of 1995 from $33.1 billion in the nine-month period last year, while the net interest rate differential rose slightly to 2.65% from 2.64% for the respective periods.

Net interest income in the third quarter of 1995 increased by $13.8 million when compared to the second quarter of 1995 due to increased volumes of interest-earning assets, primarily investment securities, federal funds sold and trading account assets, funded by increases in deposits and short-term borrowings. The net interest rate differential was 2.56% for both quarters.

At September 30, 1995, the Corporation's total exposure to Brazil, consisting primarily of Brady bonds, medium-term government bonds and short-term government bonds was approximately 1.44% of total assets, compared to 1.39% at year end 1994.

Provision for loan losses - was $3.0 million and $9.0 million in the third quarter and first nine months of 1995, respectively, compared to $3.0 million and $16.0 million for the corresponding periods of last year.

Net loan charge-offs were $4.0 million in the third quarter of 1995, compared to net loan recoveries of $1.7 million in the third quarter of 1994. For the first nine months of 1995, net loan charge-offs were $15.5 million, compared to $8.8 million in the corresponding period of last year. Reflected in the results for the nine-month period of 1994 were net recoveries of restructuring country debt of $6.7 million.

The allowance for possible loan losses at September 30, 1995 was $313.4 million, or 3.19% of loans outstanding net of unearned income, compared to $319.2 million, or 3.58%, at December 31, 1994.

The following table presents summary data related to non-accrual loans for the periods ended:

                                         Sept. 30,      June 30,     Dec. 31,
                                           1995*          1995*        1994*
(in thousands)
Non-accrual loans:
  Domestic                               $37,073        $35,724      $43,392
  Foreign                                 16,482         17,311       14,734
Total non-accrual loans                  $53,555        $53,035      $58,126
Non-accrual loans as a percentage of
  loans outstanding at period end           0.55%          0.55%        0.65%

*Includes impaired loans with book values of $31,001 at September 30, 1995 and $31,858 at June 30, 1995.

At September 30, 1995, non-accrual loans were $53.6 million, compared to $53.0 million at June 30, 1995 and $58.1 million at December 31, 1994. The decline in non-accrual loans from December 31, 1994 is primarily attributable to a domestic non-accrual loan which became "Other Real Estate Owned" during 1995 that was offset by newly classified domestic and foreign non-accrual loans. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - totaled $96.8 million in the third quarter of 1995, compared to $97.3 million in the third quarter of last year. For the first nine months of 1995, such income was $315.9 million, compared to $295.2 million in the nine-month period last year.

Income from trading activities was $37.6 million in the third quarter of 1995, compared to $49.3 million in the third quarter of 1994. The quarter-to-quarter change resulted from significantly reduced levels of customer business in certain trading activities, including declines of $8.9 million in precious metals trading and $8.6 million in trading account profits and commissions, primarily in derivative products, that were partially offset by an increase in foreign exchange trading income of $5.8 million. In addition, certain arbitrage opportunities normally available in the precious metals markets were significantly reduced during the current quarter.

For the first nine months of 1995, income from trading activities was $150.3 million, compared to $128.2 million in the same period a year ago. This increase is primarily due to higher levels of foreign exchange trading income and, to a lesser degree, of trading account profits and commissions, that were partially reduced by lower levels of income from precious metals.

Investment securities gains of $4.3 million in the third quarter of 1995 included gains of $3.6 million on certain investment securities which were redeemed by the issuer prior to their scheduled maturities. In the third quarter of 1994, investment securities losses of $0.8 million were recorded. For the first nine months of 1995, investment securities gains were $9.3 million, compared to $12.3 million of gains in the nine-month period last year. Included in net securities gains in the nine-month period of 1994, from sales of securities classified as available for sale, were gains in the second quarter of $52.0 million realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, gains of $26.9 million realized on the sale of all the securities received in connection with Brazil's debt restructuring and net losses of $68.9 million on the disposition of securities, primarily those sold as part of the Corporation's asset/liability management program.

The Corporation recorded a net gain of $3.1 million in the third quarter of 1995 on loans sold or held for sale primarily due to the sale of approximately $108 million principal amount of originated mortgage loans. The Corporation has retained the servicing rights on the loans sold. For the nine months ended September 30, 1995, net gains of $3.9 million compared to net gains of $2.0 million a year ago.

Commission income amounted to $14.8 million in the third quarter of 1995, compared to $12.6 million in the corresponding period of 1994. Commission income consists primarily of fees for the issuance of letters of credit, the creation of acceptances and the collection and transfer of funds, and included $1.2 million in the third quarter of 1995 resulting from the acquisition of a 50% interest in an asset management company which was previously a wholly-owned subsidiary of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. For the first nine months of 1995, commission income amounted to $43.1 million, compared to $44.9 million last year.

Equity in the earnings of affiliate was $20.2 million in the third quarter of 1995, compared to $18.8 million in the third quarter of last year. This income represents the Corporation's share of the earnings of Safra Republic for the period. For the first nine months of 1995, these earnings were $58.7 million, compared to $58.5 million for the corresponding period of 1994. Safra Repulic's client portfolio assets, both on- and off-balance-sheet, increased to $16.0 billion at September 30, 1995 from $13.1 billion on the same date last year. Most of this increase came in the form of on-balance-sheet client deposits.

Other income amounted to $16.7 million in the third quarter of 1995, compared to $15.9 million in the third quarter of 1994. Other income consists primarily of service charges on deposit accounts, trust income, and other income from factoring and overseas locations. For the nine-month period ended September 30, 1995, such income was $50.6 million, compared to $49.4 million in the year-ago period. Included in the respective nine-month periods were gains of $1.3 million on the sale of a New York retail branch and $2.4 million on the early extinguishment of long-term debt in the second quarters of 1995 and 1994.

Other Operating Expenses - totaled $162.2 million in the third quarter and $652.4 million for the first nine months of 1995, compared to $172.8 million and $539.9 million for the corresponding periods of 1994. Included in the current year were pre-tax restructuring and related charges of $120.0 million recorded in the second quarter in connection with the implementation of Project Excellence Plus, the corporation-wide re-engineering program to improve operating efficiencies and reduce costs. In the second quarter of 1994, the Corporation implemented a limited restructuring program related to the de-emphasis of certain business activities in its securities subsidiary and incurred certain other operating expenses which resulted in a $17.0 million pre-tax restructuring charge in that period.

Salaries and employee benefits were $93.3 million in the third quarter of 1995, a slight decline from $95.7 million in the third quarter of 1994 and $96.0 million in the second quarter of 1995. These declines were attributable to staff reductions in connection with the implementation of Project Excellence Plus as described above, as well as lower provisions for bonuses. The Corporation continues to be on target with its expense reduction objectives developed in Project Excellence Plus. For the nine months ended September 30, 1995, salaries and benefits were $291.0 million, compared to $285.1 million for the nine-month period a year ago.

All other expenses were $54.5 million in the third quarter of 1995, compared to $63.2 million in the third quarter of last year. Other operating expenses in the third quarter of 1995 included an FDIC insurance premium rebate related to the Bank Insurance Fund recapitalization refund of $6.3 million, $1.6 million of which was applicable to the second quarter of 1995. The balance of the rebate, $4.7 million, was applicable to the third quarter of 1995. A reduction in the premium rate which will apply in future quarters will result in a similar reduction in future insurance premiums. For the nine months ended September 30, 1995, other expenses were $197.9 million, including a one-time expense of $7.5 million for charitable contributions reflecting the adoption of SFAS No. 116 in the first quarter of 1995.

The acquisition of Brooklyn Bancorp, Inc., described in Footnote 7 of the Notes to Consolidated Financial Statements- Item 1 of this Quarterly Report, continues the Corporation's strategy of extending its retail franchise by expanding the base of core deposits and increasing the number of customers served. Management believes that the transaction will have a positive effect on earnings based upon anticipated cost savings to be derived from the consolidation of certain branches where the branch networks of the constituent banks overlap.

In August, the Corporation's banking subsidiary headquartered in Mexico City began operations. This subsidiary will operate as Republic National Bank of New York (Mexico) S.A. and will engage in activities consistent with those of Mexican "multiple banks", including deposit gathering from the public and granting commercial and individual loans.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $8.8 million, or 15.4%, in the third quarter of 1995 and $46.5 million, or 32.5%, during the first nine months of 1995 when compared to the corresponding periods of 1994. These changes were a result of the decline in income before income taxes due to the effect of the restructuring charges and a reduction in the level of income subject to state and local income taxes. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the third quarter and the first nine months of 1995 were 34% and 33%, respectively, compared to 38% and 36% for the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At September 30, 1995, stockholders' equity included a deduction of $125.9 million, which represents the after-tax unrealized depreciation in the valuation of the Corporation's portfolio of securities available for sale and approximately 49% of Safra Republic's unrealized depreciation in its portfolio of securities available for sale, compared to an unrealized depreciation of $191.5 million at December 31, 1994.

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

Effective October 1, 1995, bank regulators approved amendments to the risk-based capital guidelines regarding the treatment of derivative contracts. The amendments revise the conversion factors used to estimate the potential future exposure of derivative contracts and permit banking organizations to recognize the effects of bilateral netting arrangements in the determination of those estimates. The Corporation believes that the amendments will not have a material effect on its capital ratios.

At September 30, 1995, the Corporation's leverage ratio was 6.35% compared to 5.87% at year end 1994. At September 30, 1995, risk-based capital ratios were 15.69% for Tier 1, or "core", capital and 26.56% for total qualifying capital, compared to 16.17% and 27.49%, respectively, at December 31, 1994. These ratios substantially exceeded the minimums in effect for bank holding companies.

At September 30, 1995, the ratio of the Corporation's total common stockholders' equity to total assets was 5.56%, compared to 4.79% at December 31, 1994. The improvement in this ratio during the period was attributable to total common stockholders' equity increasing by $349 million, resulting from the conversion of preferred stock into common shares, earnings retention and a reduction in the net unrealized depreciation of the Corporation's portfolio of securities available for sale.

Non-performing Assets

The following is a summary of total non-accrual loans and other non-performing assets at periods ended:

                                         Sept. 30,      June 30,     Dec. 31,
                                           1995*          1995*        1994*
(in thousands)
Total non-accrual loans                  $53,555       $53,035      $58,126
Other real estate owned                   30,612        28,222       23,479
Total non-accrual loans and other
  real estate owned                      $84,167       $81,257      $81,605
Total non-performing assets as a
  percentage of period end total assets     0.20%         0.19%        0.20%


Financial Instruments

At September 30, 1995, the net fair value appreciation of the Corporation's on-and off-balance-sheet financial instruments, including related off-balance-sheet hedges, was approximately $175 million. This represents an increase in the fair value of such instruments of approximately $195 million since December 31, 1994.

The information above does not include the fair value of deposit liabilities with no stated maturity that are required to be reported at their carrying value. These deposits have an increased value to the Corporation during periods of rising interest rates since they can be invested at more favorable spreads.

PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

            11.   Computation of Earnings Per Common Share

            27.   Financial Data Schedule


     (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC NEW YORK CORPORATION





Dated:  November 14, 1995           By Walter H. Weiner
                                    Walter H. Weiner
                                    Chairman of the Board





Dated:  November 14, 1995           By Kenneth F. Cooper
                                    Kenneth F. Cooper
                                    Executive Vice President and
                                    Chief Financial Officer

                      FORM 10-Q

                    QUARTERLY REPORT

          For the fiscal quarter ended September 30, 1995

              REPUBLIC NEW YORK CORPORATION

                      EXHIBIT INDEX


No.        Exhibit Description

 11        Computation of Earnings Per Common Share

 27        Financial Data Schedule