Form 10-K
period 1995-12-31
REPUBLIC NEW YORK CORP
filed 1996-03-21
CIK 83246

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1995.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 1-7436

                                --------------
                         REPUBLIC NEW YORK CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                                --------------

              MARYLAND                              13-2764867
   (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   452 FIFTH AVENUE, NEW YORK, NEW YORK              10018
   (ADDRESS OF PRINCIPAL EXECUTIVE                 (ZIP CODE)
              OFFICES)

                                 (212) 525-6100
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

  Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
         -------------------                     ---------------------
   Common Stock, Par Value $5.00 Per   New York Stock Exchange
    Share                              The International Stock Exchange of the
                                       United Kingdom & The Republic of Ireland
                                       Ltd.
   Depositary Shares, each
    representing a one-fourth
    interest in a share of Adjustable
    Rate Cumulative Preferred Stock,
    Series D                           New York Stock Exchange
   $1.9375 Cumulative Preferred Stock  New York Stock Exchange
   $1.8125 Cumulative Preferred Stock  New York Stock Exchange
   8 3/8% Notes Due 1996               New York Stock Exchange
   8 3/8% Debentures Due 2007          New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of Common Stock of the registrant held by non-affiliates at January 31, 1996 was $2,346,800,331 based on the closing price on the New York Stock Exchange Composite Tape on such date.

    The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1996: 56,032,694.

  Documents Incorporated by Reference:

                        DOCUMENT                      LOCATION IN FORM 10-K
                        --------                      ---------------------

     Proxy Statement for 1996 Annual Meeting, to the
      extent indicated                                      Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

PART I

                                                                           PAGE
                                                                           ----
Item 1.  Business........................................................    1
     Republic New York Corporation.......................................    1
     Republic National Bank of New York..................................    1
     Other Financial Services............................................    3
     Competition.........................................................    3
     Employees...........................................................    4
     Customers...........................................................    4
     Supervision and Regulation..........................................    4
Item 2.  Properties......................................................    4
Item 3.  Legal Proceedings...............................................    4
Item 4.  Submission of Matters to a Vote of Security Holders.............    5

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
 Matters.................................................................    5
Item 6.  Selected Financial Data.........................................    5
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................    5
     Introduction........................................................    5
     Results of Operations...............................................    6
     Liability and Asset Management......................................   11
     Risk Management and Control.........................................   23
     Capital Resources and Liquidity.....................................   24
Item 8.  Financial Statements and Supplementary Data.....................   27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   83

PART III

Item 10. Directors and Executive Officers of the Registrant..............   83
Item 11. Executive Compensation..........................................   84
Item 12. Security Ownership of Certain Beneficial Owners and Management..   84
Item 13. Certain Relationships and Related Transactions..................   84

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K.......................................................................   84

                                    PART I

ITEM 1. BUSINESS

                         REPUBLIC NEW YORK CORPORATION

  Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1995, the Corporation had consolidated total assets of $43.9 billion and stockholders' equity of $3.0 billion. Its principal asset is the capital stock of Republic National Bank of New York (the "Bank"). At December 31, 1995, the Bank accounted for approximately 90% of the consolidated assets and, for the year ended December 31, 1995, accounted for approximately 90% of consolidated revenues and more than 100% of consolidated net income of the Corporation. The Corporation's other significant subsidiary is Republic Factors Corp. ("Factors"). The Corporation's other subsidiaries include Republic New York Securities Corporation ("RNYSC"), a full service broker-dealer, and Republic Bank California N.A. ("RBC"), a commercial bank operation in southern California.

  Based on total assets, at December 31, 1995, the Corporation was the twenty-first largest bank holding company in the United States.

  The executive offices of the Corporation are located at 452 Fifth Avenue, New York, New York 10018 (telephone 212-525-6100).

  During the first quarter of 1996, the Corporation will complete the acquisition of Brooklyn Bancorp, Inc. ("BBI"), parent of CrossLand Federal Savings Bank, for approximately $531 million in an all cash transaction. At December 31, 1995, BBI had total assets of $4.1 billion, total deposits of $3.7 billion and total stockholders' equity of $388 million. BBI had approximately 385,000 accounts in 33 branches in the New York metropolitan area.

  As used herein, the term "Corporation" includes the subsidiaries of the Corporation and the term "Bank" includes the subsidiaries of the Bank, unless the context indicates otherwise.

                      REPUBLIC NATIONAL BANK OF NEW YORK

  The Bank, a national banking association organized in 1965, commenced operations in January, 1966. The Bank provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. On January 2, 1996, the operations of Republic Bank for Savings ("RBS"), a wholly-owned subsidiary of the Corporation, were merged into the Bank. The merger was accounted for similar to a pooling of interests and has been reflected in the Bank's 1995 financial statements and in other information in this Report. At December 31, 1995, the Bank had total assets of $39.8 billion, total deposits of $25.3 billion and stockholder's equity of $2.8 billion.

  The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York 10018. At December 31, 1995, the Bank had 64 domestic branch banking offices in New York City and the suburban counties of Westchester, Rockland, Nassau, Suffolk and southern Florida. The Bank maintains foreign branch offices in London, Milan, Buenos Aires, Santiago, Hong Kong, Singapore, Tokyo and the Cayman Islands; wholly-owned foreign banking subsidiaries in Montreal, Nassau, Singapore, Mexico City, Montevideo, and the Cayman Islands; and Edge Act subsidiaries in Miami, Florida and Wilmington, Delaware which are authorized to engage in off-shore banking activities with non-resident customers. The Bank also has foreign representative offices in Beijing, Beirut, Buenos Aires, Copenhagen, Jakarta, Manila, Montevideo, Moscow, Punta del Este, Rio de Janeiro and Taipei. The Bank's facilities are supplemented by a network of correspondent banks throughout the world. The Bank is in the process of establishing foreign banking subsidiaries in Brazil and Russia and a foreign branch office in Taiwan.

INTERNATIONAL BANKING

  The Bank is active in international banking where it operates principally as a wholesale bank. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors. At December 31, 1995, approximately 70% of the Bank's cross-border net outstandings were to or guaranteed by such entities.

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

  Through its International Private Banking Department, headquartered in New York City, the Bank offers a full range of private banking services to individuals who are citizens or residents of countries other than the United States, including deposit, lending and investment management products, custody services, buying and selling foreign exchange, banknotes denominated in various currencies, precious metals and financial instruments, issuing letters of credit and handling the collection and transfer of money.

  In August 1995, the Corporation began operations in its Mexican banking subsidiary known as Republic National Bank of New York (Mexico), S.A. headquartered in Mexico City. The subsidiary engages in activities consistent with those of Mexican "multiple banks," including accepting deposits from the public and granting commercial and individual loans.

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

  Through its Domestic Private Banking operation, the Bank offers an array of private banking services, including deposit, lending and investment management products, custody services and trust and estate planning to high-net-worth individuals. The Bank's domestic private banking clients are served from locations in New York, Los Angeles and Miami.

  In the third quarter of 1995, Republic Financial Services Corporation ("RFSC"), a wholly-owned subsidiary of the Bank, commenced business as a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). Through its brokerage services, RFSC makes available mutual funds, stocks and fixed income instruments to Bank customers.

  During 1995 and the first quarter of 1996, the Bank entered into agreements with Bank Leumi Trust Company of New York to acquire six branches with deposits totaling approximately $320 million. Two of these branches, with deposits totaling approximately $100 million, were acquired in the fourth quarter of 1995. The acquisition of the remaining four branches is expected to close in the second quarter of 1996. The Bank also expects to complete the purchase of three First Nationwide Bank FSB branches, which have deposits of approximately $280 million, in the first quarter of 1996.

  The following table sets forth the percentages of the Corporation's domestic and international assets and liabilities, based upon the location of the obligor or customer, at December 31 in each of the last three years.

                                      ASSETS              LIABILITIES
                              ---------------------- ----------------------
                              DOMESTIC INTERNATIONAL DOMESTIC INTERNATIONAL
                              -------- ------------- -------- -------------
             1995............   69.6%      30.4%       61.1%      38.9%
             1994............   61.1       38.9        64.4       35.6
             1993............   68.1       31.9        59.7       40.3

TRADING

  The Bank trades gold and silver bullion, both for immediate delivery and for delivery in the future, buys and sells options on precious metals and engages in various arbitrage activities in the precious metals markets. The Bank is a dealer in gold and silver bullion and coins that are sold to commercial and industrial users and investors. The Bank generally hedges its inventory against price fluctuations. At December 31, 1995 and 1994, approximately $22.4 million and $8.8 million, respectively, of the Bank's inventory in precious metals was unhedged.

  The Bank's precious metals capabilities include global wholesale trading in gold, silver, platinum and palladium, including spot, forward and options dealing, as well as providing financial services in gold loans to central banks, international financial institutions and institutional investors. The Bank also offers production and inventory financing to mining companies, industrial manufacturers and end-users.

  The Bank's bullion banking operations in Sydney and Hong Kong also engage in global wholesale trading in gold, silver, platinum and palladium, as well as production and inventory financing. Precious metals operations are also conducted in London by the Bank which is one of the five members of the London Gold Fixing.

  The Bank is also an active participant in the foreign exchange markets where it engages in trading and market-making activities, as well as dealing in banknotes. Republic Forex Options Corporation, an operating subsidiary of the Bank, is a foreign currency options participant on the Philadelphia Stock Exchange, a market-maker in foreign currency options and trades for its own account.

  Trading account profits and commissions consist of income from trading derivative products and dealing in international debt securities and securities of the U.S. Government and its agencies. The Bank's derivative products group acts as principal in trading interest rate and currency swaps and options on these products as well as products related to the performance of various indices.

  The Bank intends to expand its emerging market trading activities in 1996 to include acting as a dealer in certain financial instruments, such as certificates of deposit issued by foreign banks, situated primarily in Mexico, Brazil and Argentina, Brady Bonds, including forward sales and options on such bonds, local currency instruments, eurobonds, syndicated bank loans and certain other products. The Bank's customers for these products include financial institutions, multinational corporations, other institutional investors and high-net-worth individuals.

                           OTHER FINANCIAL SERVICES

REPUBLIC FACTORS CORP.

  Factors is a wholly-owned subsidiary of the Corporation. Factors purchases, without recourse, accounts receivable from approximately 450 clients. These receivables are due on average in 60 days from more than 55,000 customers primarily in the retail apparel industry throughout the United States. In addition, certain clients receive payment for these receivables prior to their maturity date. From time to time, Factors makes advances in excess of the receivables purchased. These advances are seasonal in nature and may be either secured or unsecured. Letters of credit accommodations are also provided. For these services, Factors earns commissions, interest and service fees.

  For the year ended December 31, 1995, Factors factored approximately $5.3 billion of sales, making it the fifth largest factoring concern in the United States based on such sales volume.

  Factors' headquarters and principal office is located at 452 Fifth Avenue, New York, New York 10018. In addition, Factors has offices located in Los Angeles, California and Charlotte, North Carolina.

REPUBLIC NEW YORK SECURITIES CORPORATION

  RNYSC, a wholly-owned subsidiary of the Corporation, commenced operations in 1992 as a full-service securities broker primarily serving institutional investors and high-net-worth individuals. On January 10, 1994, the Board of Governors of the Federal Reserve System (the "FRB") granted approval to RNYSC to underwrite and deal in all forms of debt and equity securities. RNYSC is a registered broker-dealer with the SEC and is a member of the NASD and the New York Stock Exchange, Inc. In addition, it is an associate member of the American Stock Exchange and the Philadelphia Stock Exchange. In 1995, RNYSC opened branch offices in Chicago, Illinois and Philadelphia, Pennsylvania.

  RNYSC is also registered with the Commodity Futures Trading Commission and the National Futures Association as a futures commission merchant and a commodity trading advisor. As such, RNYSC acts primarily as a commodities broker to the Bank, executing futures contracts and options on futures contracts for the Bank's account. RNYSC trades in futures and options on futures in non-financial commodities, including contracts on energy products, agricultural products and non-precious metals. RNYSC facilitates the Bank's activities as a dealer in precious metals, financial instruments and foreign exchange. In addition, RNYSC acts as a futures commission merchant and commodity trading advisor for the general public. RNYSC is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade and New York Mercantile Exchange, including its Comex Division. RNYSC is a non-clearing member of the New York Futures Exchange, the Coffee, Sugar and Cocoa Exchange and Philadelphia Board of Trade.

SAFRA REPUBLIC HOLDINGS S.A.

  The Bank has a 49.2% investment in Safra Republic Holdings, S.A ("Safra Republic"), a Luxembourg holding company, principally engaged, through wholly-owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar, in international private banking and commercial banking, offering a range of private banking services primarily to wealthy individuals. At December 31, 1995, Saban S.A., the Corporation's principal stockholder, owned approximately 20.9%, and international investors owned approximately 29.9% of the outstanding shares of Safra Republic. The shares of Safra Republic are listed on the Geneva, Zurich and Luxembourg Stock Exchanges, pre-market traded on the Basle Stock Exchange and traded over-the-counter in London on the SEAQ.

  At December 31, 1995, Safra Republic had total assets of $15.7 billion, total deposits of $11.3 billion and total shareholders' equity of approximately $1.5 billion.

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

  Safra Republic's headquarters and principal office is located at 32, Boulevard Royal, 2449 Luxembourg. Safra Republic's subsidiary banks are headquartered or have branches in Geneva, Lugano and Zurich, Switzerland; Paris, France; and Monaco, Luxembourg, Gibraltar and Guernsey.

  For the year ended December 31, 1995, Safra Republic met the significant subsidiary test under SEC Regulation S-X. This regulation requires that separate financial statements of subsidiaries not consolidated and 50% or less owned entities must be presented when the significant subsidiary test is met. The financial statements of Safra Republic are included in "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

                                  COMPETITION

  All of the Corporation's financial activities are highly competitive. It competes actively with other commercial banks, savings and loan associations, financing companies, credit unions and other financial service providers located throughout the United States and, in some of its activities, with government agencies. It is too early to assess the impact, if any, of the Interstate Banking and Branching Efficiency Act of 1994 on the Corporation. For international business, the Corporation competes with other United States financial service providers which have foreign installations and with other major foreign financial service providers located throughout the world.

                                   EMPLOYEES

  As of December 31, 1995, the Corporation had approximately 4,900 full-time employees.

                                   CUSTOMERS

  It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Corporation.

                          SUPERVISION AND REGULATION

  As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to substantial regulation and supervision by the FRB. The Corporation's subsidiary banks are subject to regulation and supervision by federal bank regulatory agencies, including the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Federal banking and other laws impose a number of requirements and restrictions on the operations of depository institutions. In addition, the Corporation and certain of its banking subsidiaries and branches located outside the United States are subject to the requirements of and supervision by the regulatory authorities in the countries in which they operate.

  Pursuant to the BHCA, the Corporation and its subsidiaries are generally precluded from engaging in nonbanking activities, or from acquiring more than 5% of the voting securities of any company engaged in activities other than banking, managing or controlling banks or furnishing services to the Corporation or its subsidiaries, unless the FRB determines that such activities are closely related to banking. Under a long-standing policy of the FRB, the Corporation is expected to act as a source of financial strength for its subsidiary banks. As a result of such policy, the Corporation may be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policy.

  The Corporation and its subsidiary banks are subject to certain regulatory capital requirements. Under certain provisions, the Corporation could be held liable for capital deficiencies of its bank subsidiaries. In such a case, banking regulations would require the subsidiary bank to develop a capital restoration plan, and compliance with such plan must be guaranteed by the parent corporation.

  The FRB and the OCC exercise overall regulatory control over Safra Republic. In addition, the Luxembourg Monetary Institute (the "IML"), by virtue of the European Directive on consolidated supervision, exercises prudential consolidated supervisory responsibilities and oversees the local subsidiaries' compliance with local laws, regulations and banking practices.

  RNYSC is subject to the supervision and regulation of the FRB, the SEC, the New York Stock Exchange, the NASD, the National Futures Association, the Commodity Futures Trading Commission, and other stock and commodity exchanges and clearinghouses of which it is a member. Both RNYSC and RFSC are subject to the rules and regulations applicable to broker-dealers in each state in which they operate. RFSC is also subject to the regulations of the SEC and the NASD.

  The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. National banks may use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the OCC is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the preceding two calendar years. The OCC also has authority to prohibit a national bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Based on the Bank's financial position at December 31, 1995, the Bank may declare dividends in 1996, without regulatory approval, of approximately $335 million plus an additional amount equal to its net profits for 1996 up to the date of any dividend declaration.

  There are no regulatory or contractual restrictions on Factors' ability to pay dividends to the Corporation.

  Pursuant to the SEC's Uniform Net Capital Rule, neither RNYSC nor RFSC may pay cash dividends if doing so would reduce the company's net capital ratio to less than 5 percent.

ITEM 2. PROPERTIES

  The Corporation has its principal offices in its world headquarters building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank, and also owns properties in Miami, Florida; Buenos Aires, Argentina; Santiago, Chile; Montevideo, Uruguay; Mexico City, Mexico; Milan, Italy, and London, England, which house the Bank's or its subsidiaries' offices in those locations. The Bank also owns other properties in New York City, which are principally occupied by branches. All of the remainder of the Corporation's offices and other facilities throughout the world are leased.

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

  No meetings of security holders were held during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Common Stock of the Corporation is listed on the New York Stock Exchange (ticker symbol RNB) and the London Stock Exchange. At December 31, 1995, there were 2,869 stockholders of record of outstanding Common Stock of the Corporation.

  The following table presents the range of high, low and closing sale prices reported on the New York Stock Exchange Composite Tape and cash dividends declared for each quarter during the past two years.

                                    1995                                1994
                          --------------------------------    ----------------------------------
                          FOURTH   THIRD    SECOND   FIRST    FOURTH    THIRD    SECOND    FIRST
                           QTR.    QTR.      QTR.    QTR.      QTR.     QTR.      QTR.     QTR.
                          ------   -----    ------   -----    ------    -----    ------    -----
Common stock sale price:
 High...................   $ 65    $ 60 1/2  $ 56    $ 49 7/8 $ 46 1/4  $ 46 3/4 $ 50 1/4  $ 52 1/4
 Low....................     57 7/8  53 7/8    46 7/8  44 3/4   41 7/8    43 1/2   45        45 7/8
 Close..................     62 1/8  58 1/2    56      49 1/8   45 1/4    43 1/2   46 1/8    48 1/8
Cash dividends
 declared...............    .36     .36       .36     .36      .33       .33      .33       .33

  The dividend rate on Common Stock has been increased annually since such payments began in 1975. The table below shows the annual dividend rate and dividend payout ratio, (dividends declared per common share divided by fully diluted earnings per common share) in each of the last five years adjusted for a three-for-two stock split in 1991.

                                              1995   1994   1993   1992   1991
                                              -----  -----  -----  -----  -----
Dividends declared per common share.......... $1.44  $1.32  $1.08  $1.00  $0.95
Dividend payout ratio........................ 31.37% 23.53% 21.39% 23.15% 24.36%

  The quarterly dividend rate on Common Stock has been increased to $.38 per share commencing with the dividend payable April 1, 1996.

ITEM 6. SELECTED FINANCIAL DATA

  For information regarding selected financial highlights, see "Supplementary Data" in "Financial Statements and Supplementary Data" elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 INTRODUCTION

  During 1995, the Corporation implemented Project Excellence Plus, a company-wide project to improve operating efficiencies and to reduce costs. As a result, the Corporation recorded a pre-tax provision for restructuring and related charges of $120.0 million in the second quarter of the year which reduced earnings by approximately $1.44 per fully diluted common share. The Corporation is continuing to focus on improving operating efficiencies and reducing costs.

  Net income was $288.6 million in 1995, compared to $340.0 million and $301.2 million in 1994 and 1993, respectively. Fully diluted earnings per share were $4.59 in 1995, $5.61 in 1994 and $5.05 in 1993.

  The Corporation's risk-based capital ratios, which include the risk-weighted assets and capital of Safra Republic, were 14.72% for Tier 1 capital and 24.96% for total capital at December 31, 1995. These ratios substantially exceed the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

  Total average interest-earning assets were $32.7 billion in 1995, with approximately 50% invested in securities of the U.S. Government and its agencies, and interest-bearing deposits with banks. Average loans in domestic offices of $6.6 billion represented approximately 20% of average interest-earning assets in 1995. Average loans in foreign offices of $2.9 billion represented less than 10% of total average interest-earning assets in 1995.

  Non-accrual loans were $67.9 million at year end 1995, or 0.69% of total loans outstanding, compared to 0.65% at year end 1994. At December 31, 1995, the allowance for possible loan losses was $300.6 million, or 3.05% of loans outstanding and 443% of non-performing loans.

  Income from trading activities was $175.8 million in 1995, compared to $169.3 million in 1994. Declines in income from derivative products and precious metals activities were offset by higher levels of income from foreign exchange trading.

  Earnings from Safra Republic rose to $79.5 million in 1995 from $77.4 million in 1994.

  The Corporation's returns on average total assets and average common stockholders' equity, based on net income applicable to common stock, were 0.61% and 11.73%, respectively in 1995. The book value per common share rose to $43.24 at year end 1995 from $37.38 at year end 1994.

                             RESULTS OF OPERATIONS

  The following table presents condensed consolidated statements of income for the Corporation for each of the years in the three-year period ended December 31, 1995. These statements differ from the Corporation's consolidated financial statements presented elsewhere in this Report in that net interest income is presented on a fully-taxable equivalent basis. The tax equivalent adjustment, related to certain tax exempt instruments, permits all interest income and net interest income to be analyzed on a comparable basis. The rate used for this adjustment, which is reflected throughout this section, is 44%.

                                     INCREASE (DECREASE)              INCREASE (DECREASE)
                                     --------------------             --------------------
                             1995      AMOUNT        %        1994      AMOUNT        %        1993
                          ---------- ------------ -------  ---------- ------------ -------  ----------
                                                   (DOLLARS IN THOUSANDS)
Interest income.........  $2,481,959 $   273,138     12.4  $2,208,821 $   244,415     12.4  $1,964,406
Interest expense........   1,627,772     300,917     22.7   1,326,855     169,780     14.7   1,157,075
                          ---------- -----------           ---------- -----------           ----------
Net interest income.....     854,187     (27,779)    (3.1)    881,966      74,635      9.2     807,331
Provision for loan
 losses.................      12,000      (7,000)   (36.8)     19,000     (66,000)   (77.6)     85,000
                          ---------- -----------           ---------- -----------           ----------
Net interest income
 after provision for
 loan losses............     842,187     (20,779)    (2.4)    862,966     140,635     19.5     722,331
Other operating income..     412,881      26,513      6.9     386,368      (9,104)    (2.3)    395,472
Other operating
 expenses...............     821,665     100,189     13.9     721,476      86,511     13.6     634,965
                          ---------- -----------           ---------- -----------           ----------
Income before income
 taxes..................     433,403     (94,455)   (17.9)    527,858      45,020      9.3     482,838
                          ---------- -----------           ---------- -----------           ----------
Income taxes............     109,466     (42,892)   (28.2)    152,358       2,205      1.5     150,153
Tax equivalent
 adjustment.............      35,288        (204)    (0.6)     35,492       4,012     12.7      31,480
                          ---------- -----------           ---------- -----------           ----------
Total applicable income
 taxes..................     144,754     (43,096)   (22.9)    187,850       6,217      3.4     181,633
                          ---------- -----------           ---------- -----------           ----------
Net income..............  $  288,649 $   (51,359)   (15.1) $  340,008 $    38,803     12.9  $  301,205
                          ========== ===========  =======  ========== ===========  =======  ==========
Net income applicable to
 common stock...........  $  252,182 $   (53,416)   (17.5) $  305,598 $    32,808     12.0  $  272,790
                          ========== ===========  =======  ========== ===========  =======  ==========

NET INTEREST INCOME

  The following table contains information on the Corporation's average asset and liability structure and rates earned and paid in each of the years in the three-year period ended December 31, 1995, which are discussed throughout this section.

                                                           YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                                      1995                           1994                           1993
                         ------------------------------ ------------------------------ ------------------------------
                                                AVERAGE                        AVERAGE                        AVERAGE
                                      INTEREST   RATES               INTEREST   RATES               INTEREST   RATES
                           AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                         ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning as-
 sets:
 Interest-bearing de-
  posits with banks....  $ 7,627,905 $  526,185  6.90%  $ 7,878,149 $  414,294  5.26%  $ 7,452,339 $  295,871  3.97%
 Investment securi-
  ties(1):
 Taxable...............   11,687,830    927,740  7.94    11,965,375    871,785  7.29    13,190,788    847,022  6.42
 Exempt from federal
  income taxes(2)......    1,320,208    125,032  9.47     1,191,303    112,275  9.42       987,139     96,892  9.82
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total investment se-
   curities............   13,008,038  1,052,772  8.09    13,156,678    984,060  7.48    14,177,927    943,914  6.66
 Trading account as-
  sets(3)..............      966,483     55,736  5.77     1,014,942     55,736  5.49       969,986     54,467  5.62
 Federal funds sold and
  securities purchased
  under resale
  agreements...........    1,567,809     97,547  6.22     1,418,607     57,915  4.08     1,069,247     34,323  3.21
 Loans, net of unearned
  income(4):
 Domestic offices......    6,637,384    551,579  8.31     6,606,904    499,985  7.57     6,422,421    483,474  7.53
 Foreign offices.......    2,890,341    198,140  6.86     3,287,291    196,831  5.99     2,468,138    152,357  6.17
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total loans, net of
   unearned income.....    9,527,725    749,719  7.87     9,894,195    696,816  7.04     8,890,559    635,831  7.15
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-earn-
   ing assets..........   32,697,960 $2,481,959  7.59%   33,362,571 $2,208,821  6.62%   32,560,058 $1,964,406  6.03%
                                     ==========  ====               ==========  ====               ==========  ====
Cash and due from
 banks.................      607,169                        664,665                        587,551
Other assets(5)........    8,209,707                      7,394,711                      4,223,717
                         -----------                    -----------                    -----------
  Total assets.........  $41,514,836                    $41,421,947                    $37,371,326
                         ===========                    ===========                    ===========

                                                              YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------
                                         1995                           1994                           1993
                            ------------------------------ ------------------------------ ------------------------------
                                                   AVERAGE                        AVERAGE                        AVERAGE
                                         INTEREST   RATES               INTEREST   RATES               INTEREST   RATES
                              AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                              BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                            ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                               (DOLLARS IN THOUSANDS)
Interest-bearing funds:
 Consumer and other time
  deposits................  $ 7,650,443 $  318,874  4.17%  $ 7,933,799 $  246,133  3.10%  $ 8,274,344 $  253,012  3.06%
 Certificates of deposit..      871,289     48,573  5.57       619,916     26,325  4.25       705,536     22,823  3.23
 Deposits in foreign of-
  fices...................   12,769,411    770,628  6.03    12,064,790    555,332  4.60    10,680,094    413,399  3.87
                            ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-bearing
   deposits...............   21,291,143  1,138,075  5.35    20,618,505    827,790  4.01    19,659,974    689,234  3.51
 Trading account liabili-
  ties(3).................       37,117      2,561  6.90       145,993      8,736  5.98       143,756      6,699  4.66
 Short-term borrowings....    4,609,403    216,243  4.69     5,574,157    209,793  3.76     5,236,703    191,070  3.65
 Total long-term debt.....    4,120,206    270,893  6.57     4,924,002    280,536  5.70     4,637,595    270,072  5.82
                            ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-bearing
   funds..................   30,057,869 $1,627,772  5.42%   31,262,657 $1,326,855  4.24%   29,678,028 $1,157,075  3.90%
                                        ==========  ====               ==========  ====               ==========  ====
Noninterest-bearing depos-
 its:
 In domestic offices......    1,514,908                      1,368,838                      1,189,192
 In foreign offices.......      116,881                        109,490                        101,908
Other liabilities.........    7,039,751                      6,039,394                      4,036,916
Stockholders' equity:
 Preferred stock..........      635,457                        630,592                        556,425
 Common stockholders' eq-
  uity....................    2,149,970                      2,010,976                      1,808,857
                            -----------                    -----------                    -----------
  Total stockholders' eq-
   uity...................    2,785,427                      2,641,568                      2,365,282
                            -----------                    -----------                    -----------
  Total liabilities and
   stockholders' equity...  $41,514,836                    $41,421,947                    $37,371,326
                            ===========                    ===========                    ===========
Interest income/earning
 assets...................              $2,481,959  7.59%              $2,208,821  6.62%              $1,964,406  6.03%
Interest expense/earning
 assets...................               1,627,772  4.98                1,326,855  3.98                1,157,075  3.55
                                        ----------  ----               ----------  ----               ----------  ----
Net interest differen-
 tial.....................              $  854,187  2.61%              $  881,966  2.64%              $  807,331  2.48%
                                        ==========  ====               ==========  ====               ==========  ====

-------
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
(2) Income has been fully adjusted to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44%.
(3) Excludes non-interest bearing balances which are included in other assets or other liabilities, respectively.
(4) Including non-accrual loans.
(5) Including allowance for possible loan losses.

  Net interest income declined $27.8 million, or 3.1%, to $854.2 million in 1995, compared to $882.0 in 1994. This decline was due to narrower spreads, as the cost of interest-bearing funds rose more than the yields on interest-earning assets. Average interest-earning assets declined 2.0% to $32.7 billion in 1995 from $33.4 billion in 1994. Net interest rate differential declined to 2.61% in 1995, compared to 2.64% in 1994. Net interest income in 1995 included a one-time increase of $5.9 million attributable to converting financial reporting of Factors and the Corporation's operations in Chile and Uruguay to a current basis in the fourth quarter. In the fourth quarter of 1994, net interest income included a similar addition amounting to $6.3 million attributable to the Corporation's operations in Hong Kong and Singapore.

  The Corporation's short-term incremental investments in Brazil averaged approximately $250 million during 1995. During the first quarter of 1995, temporary investments in short-term assets in Brazil contributed approximately 6.0% of interest income. For the year 1995, these investments contributed approximately 2.6% of interest income.

  During the second half of 1994, the Corporation benefited from the improving economic trends in Brazil by increasing the level of short-term investments in its financial markets. This incremental investment averaged approximately $120 million for 1994 and $300 million in the fourth quarter of such year and contributed approximately 2.0% of interest income for the year 1994.

  The Brazilian economy has been extremely volatile over the past decade. Currently, the underlying fundamentals of the Brazilian economy appear sound. If the Corporation were to decrease its exposure to Brazil, similar spreads might not be available elsewhere. In addition, if the overall credit outlook for Brazil continues to improve, the spreads available on the Corporation's investments may decrease. For additional information related to the Corporation's cross-border net outstandings to Brazil, see "Asset Management-- Cross-border Outstandings--Brazil" in this section of this Report.

  At year ends 1995 and 1994, the gross notional amount of off-balance-sheet contracts used in asset and liability management was approximately $9.8 billion and $9.5 billion, respectively. The market value of these off-balance-sheet contracts was a loss of approximately $121 million at year end 1995 and a gain of $63 million at year end 1994. At December 31, 1995, the net effect of these hedging transactions decreased the net interest rate differential by 3 basis points, compared to a decrease of 2 basis points at year end 1994.

  Net interest income increased $74.7 million, or 9.2%, to $882.0 million in 1994, compared to $807.3 million in 1993. This increase was due to yields on interest-earning assets rising faster than the cost of interest-bearing funds during the year. Average interest-earning assets rose to $33.4 billion from $32.6 billion in 1993. The net interest rate differential rose to 2.64% in 1994, compared to 2.48% in 1993. Net interest income in 1994 included $6.3 million attributable to converting the financial reporting of the Corporation's Hong Kong and Singapore operations to a current basis in the fourth quarter. These operations had been reporting on a one-month delay basis. Also included in 1994 net interest income is $5.0 million of prepayment penalties resulting from the refinancing of certain commercial loans.

  The Corporation also took significant steps during 1994 to fix the cost of its liabilities over a five-year time horizon through a program which included entering into pay-fixed swaps and purchasing caps with a notional value of $3.4 billion and final maturities ranging from 1996 to 1999. A portion of the long-term U.S. Government securities portfolio with a face value of $3.4 billion was sold, primarily during the second quarter, and replaced with shorter term interest-earning assets. The reduction in net interest margin resulting from this program was partially offset by earnings attributable to the increased margin from retail funds that have not increased in cost as rapidly as the rise in market rates.

  The following table presents changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume.

                                          INCREASE (DECREASE)
                         ----------------------------------------------------------
                               1995 VS. 1994                 1994 VS. 1993
                         ----------------------------  ----------------------------
                         AVERAGE   AVERAGE             AVERAGE   AVERAGE
                          VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                         --------  --------  --------  --------  --------  --------
                                            (IN THOUSANDS)
Interest income from:
  Interest-bearing de-
   posits with banks.... $(17,311) $129,202  $111,891  $ 22,288  $ 96,135  $118,423
  Taxable securities....  (21,820)   77,775    55,955   (89,997)  114,760    24,763
  Securities exempt from
   federal income tax-
   es...................   12,161       596    12,757    19,332    (3,949)   15,383
  Trading account as-
   sets.................   (2,842)    2,842       --      2,530    (1,261)    1,269
  Federal funds sold and
   securities purchased
   under resale
   agreements...........    9,274    30,358    39,632    14,290     9,302    23,592
  Loans, net of unearned
   income:
    Domestic offices....    2,703    48,891    51,594    13,942     2,569    16,511
    Foreign offices.....  (27,290)   28,599     1,309    48,917    (4,443)   44,474
                         --------  --------  --------  --------  --------  --------
      Total interest on
       loans............  (24,587)   77,490    52,903    62,859    (1,874)   60,985
                         --------  --------  --------  --------  --------  --------
      Total interest in-
       come.............  (45,125)  318,263   273,138    31,302   213,113   244,415
                         --------  --------  --------  --------  --------  --------
Interest expense on:
  Consumer and other
   time deposits........  (12,151)   84,892    72,741   (10,189)    3,310    (6,879)
  Certificates of depos-
   it...................   14,065     8,183    22,248    (3,694)    7,196     3,502
  Deposits in foreign
   offices..............   42,770   172,526   215,296    63,968    77,965   141,933
  Trading account lia-
   bilities.............   (7,518)    1,343    (6,175)   (4,662)    6,699     2,037
  Short-term
   borrrowings..........  (45,390)   51,840     6,450    12,963     5,760    18,723
  Total long-term debt..  (52,482)   42,839    (9,643)   16,029    (5,565)   10,464
                         --------  --------  --------  --------  --------  --------
      Total interest ex-
       pense............  (60,706)  361,623   300,917    74,415    95,365   169,780
                         --------  --------  --------  --------  --------  --------
Change in net interest
 income................. $ 15,581  $(43,360) $(27,779) $(43,113) $117,748  $ 74,635
                         ========  ========  ========  ========  ========  ========

PROVISION FOR LOAN LOSSES

  The Corporation determines its provision for loan losses based on factors such as past loan loss experience, the composition of the loan portfolio and other potential credit exposures and prevailing worldwide economic conditions. The provision for loan losses declined to $12 million in 1995, compared to $19 million in 1994 and $85 million in 1993. In 1995, a weakening in the domestic chain store sector contributed to higher levels of domestic charge-offs that were partially offset by recoveries from foreign debtors in foreign restructuring countries. For additional information on loan charge-offs and recoveries, see "Asset Management--Allowance for Possible Loan Losses" in this section of this Report.

  Net charge-offs were $31.3 million in 1995, compared to $11.4 million in 1994. The allowance for possible loan losses was $300.6 million at year end 1995, or 3.05% of loans outstanding, net of unearned income, a decline of $18.6 million from the $319.2 million at year end 1994. The allowance for possible loan losses was $311.9 million at year end 1993.

OTHER OPERATING INCOME

  The following table presents the principal categories of other operating income and the increase (decrease) for each of the years in the three-year period ended December 31, 1995.

                            INCREASE (DECREASE)       INCREASE (DECREASE)
                          ------------------------  ------------------------
                            1995    AMOUNT     %      1994    AMOUNT     %      1993
                          -------- --------  -----  -------- --------  -----  --------
                                           (DOLLARS IN THOUSANDS)
Trading income:
Income from precious
 metals.................  $ 38,049 $(12,881) (25.3) $ 50,930 $ 13,020   34.3  $ 37,910
Foreign exchange trading
 income.................   113,051   22,023   24.2    91,028  (20,544) (18.4)  111,572
Trading account profits
 and commissions........    24,746   (2,611)  (9.5)   27,357  (51,385) (65.3)   78,742
                          -------- --------         -------- --------         --------
  Total trading income..   175,846    6,531    3.9   169,315  (58,909) (25.8)  228,224
Investment securities
 gains, net.............    25,663   10,692   71.4    14,971   13,676      *     1,295
Net gain (loss) on loans
 sold or held for sale..     6,765    5,002      *     1,763    2,606      *      (843)
Commission income.......    56,935     (362)  (0.6)   57,297    6,341   12.4    50,956
Equity in earnings of
 affiliate..............    79,481    2,105    2.7    77,376   17,913   30.1    59,463
Other income............    68,191    2,545    3.9    65,646    9,269   16.4    56,377
                          -------- --------         -------- --------         --------
                          $412,881 $ 26,513    6.9  $386,368 $ (9,104)  (2.3) $395,472
                          ======== ========  =====  ======== ========  =====  ========

-------
* Exceeds 200%

 Precious Metals

  Income from precious metals is derived from the Corporation's activities as a dealer in gold and silver bullion and coins sold to commercial and industrial users and investors, as well as its trading and arbitrage activities in the precious metals markets. Income from precious metals was $38.0 million in 1995, as compared to $50.9 million in 1994 and $37.9 million in 1993. During 1995, certain arbitrage and straddle opportunities normally available in the precious metals markets were significantly reduced and contributed to the decline in income from 1994. The increase in precious metals income in 1994, compared to 1993, reflects the contribution made from a full year of operations attributable to the bullion banking operations acquired at the end of 1993. In addition, arbitrage activity, as opposed to trading, contributed a substantial portion of income from precious metals. The fluctuations in this income in each of the last three years reflects volatility in price and volume in the precious metals markets.

 Foreign Exchange

  Foreign exchange trading income is derived from trading and market-making activities in foreign currencies, transactions that service the needs of the Corporation's customers, including other banks and corporations, and dealings in banknotes, principally in New York, London and locations in the Far East. Foreign exchange trading income rose to $113.1 million from $91.0 million in 1994, which declined from $111.6 million in 1993. The growth in the global demand for banknotes and turbulence in European and Latin American currency markets had a favorable impact on this income in 1995 and 1994. In addition, 1995 also benefited from higher levels of income from market-making activities.

 Trading Account

  Trading account profits and commissions consist of income from trading derivative products and dealing in international debt securities and securities of the U.S. Government and its agencies. The Corporation's derivative products group acts as principal in trading interest rate and currency swaps and options on these products, as well as products related to the performance of various indices. This group operates in New York and London. The group's activities in 1995 generated trading revenues of $10.3 million, compared to $14.9 million in 1994 and $48.8 million in 1993 when the group began operations. The Corporation's strategy includes providing financial services to meet the changing needs of its customers. The level of activity and revenues related to off-balance-sheet activities was lower in 1995 than in 1994. The declines in each of the last two years, when compared to the respective prior year, were attributable primarily to lower levels of customer activity in foreign exchange and derivative products reflecting generally reduced activity in global markets due to the high level of market uncertainty that existed during this period. For additional information related to derivative instruments, see Notes 3, 16 and 17 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

  Trading account profits and commissions also includes the results of dealing in fixed and variable rate debt securities denominated in all major currencies with large financial institutions, including investment banks, multinational organizations and high-net-worth individuals, as well as dealing in other financial market instruments such as forward rate agreements, principally through the Corporation's London eurobond trading subsidiary. During the first quarter of 1996, the Corporation will expand its emerging markets customers sales desk to a full trading and sales desk incorporating its South and Central American offices.

 Investment Securities Gains

  The Corporation realized net investment securities gains of $25.7 million in 1995, $15.0 million in 1994 and $1.3 million in 1993. In 1995, sales of emerging market securities and securities which were redeemed by the issuer prior to their scheduled maturity, resulted in gains of $9.8 and $7.2 million, respectively. In 1994, gains of $52.0 million were realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, and gains of $26.9 million were realized on the sale of all of the securities received in connection with Brazil's debt restructuring. Also in 1994, net losses of $63.9 million were incurred primarily as a result of the disposition of securities sold as part of the Corporation's asset-liability management program. The proceeds from securities sold were reinvested in other high-quality, interest-earning assets.

 Loans Sold or Held for Sale

  Net gains on loans sold or held for sale were $6.8 million in 1995 and $1.8 million in 1994, compared to net losses of $0.8 million in 1993. The net gains in 1995 resulted primarily from the sale of originated mortgage loans. The Corporation has retained the servicing rights on the loans sold. The net gains in 1994 resulted from the sale of loans of domestic, foreign and restructuring country obligors.

 Commission Income

  Commission income includes fees for the collection and transfer of funds and asset management activities. Commission income amounted to $56.9 million in 1995, compared to $57.3 million in 1994 and $51.0 million in 1993. Commission income included fees for the issuance of letters of credit and the creation of acceptances of $18.9 million in both 1995 and 1994 and $18.0 million in 1993. Commission income from the broker dealer business in the securities subsidiary amounted to $4.4 million in 1995, compared to $6.2 million in 1994 and $4.6 million in 1993.

 Affiliate Earnings

  Equity in earnings of affiliate, representing the Corporation's share of the earnings of Safra Republic, was $79.5 million in 1995, compared to $77.4 million in 1994 and $59.5 million in 1993.

  The following table presents summary information for Safra Republic for each of the last three years.

                                             1995         1994         1993
                                         ------------ ------------ ------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
At December 31:
Total assets............................ $ 15,660,544 $ 12,487,010 $ 11,349,966
Interest-bearing deposits with banks....    6,058,483    5,232,408    3,660,414
Loans, net of unearned income...........    1,443,803    1,306,545    1,128,746
Allowance for possible loan losses......      130,300      124,774      102,204
Non-performing loans....................       19,697       13,454       23,190
Total deposits..........................   11,347,601    9,363,840    7,344,562
Total shareholders' equity.............. $  1,467,807 $  1,246,353 $  1,280,755
For the year:
Net interest income..................... $    235,402 $    224,478 $    221,188
Provision for loan losses...............        1,000       12,000       80,987
Other operating income..................       95,508       91,376      114,400
Other operating expenses................      157,635      136,044      124,887
Net income..............................      162,104      158,575      121,595
Earnings per common share............... $       9.16 $       8.94 $       6.87
Average common shares outstanding.......       17,692       17,738       17,703

  For additional information on Safra Republic and its relationship with the Corporation, see Note 6 of "Notes to Consolidated Financial Statements" and "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

 Other Income

  Other income consists of service charges on deposit accounts, trust department income, other income from factoring activities, fees for precious metals storage and correspondent securities clearing fees. Other income in 1995 was $68.2 million and included gains of $1.3 million on the sale of a New York retail branch and $2.4 million from the sale of an equipment lease. Other income was $65.6 million in 1994, including a $2.4 million gain on the early extinguishment of $79.9 million principal amount of long-term debt. Other income in 1993 was $56.4 million, which included a $4.0 million loss on the early extinguishment of $234 million principal amount of the Corporation's long-term debt. Excluding the effect of the debt extinguishments, other income increased 5% in 1994 over the respective prior year.

OTHER OPERATING EXPENSES

  The following table presents the principal categories of other operating expenses for each of the years in the three-year period ended December 31, 1995.

                          INCREASE (DECREASE)          INCREASE (DECREASE)
                         -----------------------  ------------------------------
                           1995    AMOUNT    %      1994   AMOUNT   %     1993
                         -------- --------  ----  -------- ------- ---- --------
                                        (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits............... $381,616 $    433   0.1  $381,183 $33,676  9.7 $347,507
Occupancy, net..........   57,975    2,550   4.6    55,425   7,264 15.1   48,161
Other expenses..........  262,074   (5,794) (2.2)  267,868  28,571 11.9  239,297
                         -------- --------        -------- -------      --------
                          701,665   (2,811) (0.4)  704,476  69,511 10.9  634,965
Restructuring and re-
 lated charges..........  120,000  103,000   *      17,000  17,000  *        --
                         -------- --------        -------- -------      --------
  Total other operating
   expenses............. $821,665 $100,189  13.9  $721,476 $86,511 13.6 $634,965
                         ======== ========  ====  ======== ======= ==== ========

-------
* Exceeds 200%

  In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision for restructuring and related charges as a result of the implementation of Project Excellence Plus. The restructuring and related charges in 1994 resulted from a management decision to de-emphasize certain business activities, including those of RNYSC.

  Total operating expenses before restructuring and related charges were $701.7 million in 1995, $704.5 million in 1994 and $635.0 million in 1993. In addition, the Corporation converted the financial reporting of Factors and its operations in Chile and Uruguay to a current basis in the fourth quarter of 1995. The conversion resulted in a one-time increase to expense of $3.4 million for the year. In 1994, a similar conversion of financial reporting of the Corporation's Hong Kong and Singapore operations resulted in a one-time increase to expenses of $3.0 million. Other increases in total operating expenses in 1994 are attributable primarily to the Corporation's expansion into new business areas during the year. This expansion reflects a full year of operating expenses related to the acquisitions of bullion banking operations, SafraCorp California and Bank Leumi Le Israel (Canada), as well as the addition of staff in trading, domestic private banking and various support areas.

 Salaries and Employee Benefits

  Salaries and employee benefits were $381.6 million in 1995, $381.2 million in 1994 and $347.5 million in 1993. The level of salaries and benefits was virtually unchanged between 1995 and 1994, due to the implementation of Project Excellence Plus, with resultant staff reductions throughout the Corporation and lower provisions for employee benefits. Increased levels of staff in new businesses contributed to higher salary expense in 1994. Employee benefits expenses declined in 1994 from 1993, as increased costs for medical, pension and payroll taxes were offset by lower incentive-based compensation.

 Occupancy

  Occupancy costs were $58.0 million in 1995, $55.4 million in 1994 and $48.2 million in 1993. The increase in 1995 is primarily attributable to increased rent expense. The 1994 increase is primarily attributable to the new business areas mentioned above and additional costs incurred for home office expansion.

 Other Expenses

  All other expenses were $262.1 million in 1995, $267.9 million in 1994 and $239.3 million in 1993. Communication and equipment expenses represent a substantial portion of other expenses and amounted to $73.0 million, $76.1 million and $61.2 million in 1995, 1994 and 1993, respectively. Also, professional fees, consisting of consulting, external legal and audit fees, declined to $30.7 million in 1995 from $35.7 million in 1994 and $31.9 million in 1993. All other expenses include premiums for deposit insurance paid to the FDIC, which were $11.7 million in 1995, compared to $22.6 million in 1994 and $23.1 million in 1993. The decline in this expense in 1995 was the result of a reduction of the premium rate paid for FDIC insurance. Other expenses in 1995 also included the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 116, which requires that pledges to make charitable contributions be recognized in the period that the funds are unconditionally pledged. This change in the method of accounting for charitable contributions resulted in a $7.5 million, one-time charge. Costs applicable to other real estate in 1995 declined by $2.9 million from the $2.7 million recorded in 1994, following an increase from $2.1 million in 1993.

  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Assets to be held and used are reduced to their estimated fair value if the carrying amount is not expected to be recovered. Assets to be disposed of are reduced to the lower of their carrying amount or fair value less cost to sell. The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations.

TOTAL APPLICABLE INCOME TAXES

  Total applicable income taxes, which give effect to the taxable equivalent adjustment, declined $43.1 million in 1995 to $144.8 million, following an increase of $6.2 million between 1994 and 1993. The ratio of total applicable income taxes to income before taxes was 33% in 1995, 36% in 1994 and 38% in 1993. The decline in total applicable income taxes and the lower effective income tax rate in 1995 was attributable to lower earnings caused by the provision for restructuring charges and fluctuations in the level of income subject to federal, state and local income taxes.

NET INCOME APPLICABLE TO COMMON STOCK

  Net income applicable to common stock was $252.2 million in 1995, compared to the record $305.6 million in 1994 and $272.8 million in 1993. On a fully diluted basis, earnings per common share were $4.59 in 1995, $5.61 in 1994 and $5.05 in 1993. Dividends declared on the Corporation's issues of preferred stock and the average annual rates paid were as follows: $36.5 million in 1995 at 5.74%, $34.4 million in 1994 at 5.46% and $28.4 million in 1993 at 5.11%.

                        LIABILITY AND ASSET MANAGEMENT

  Changes in the level of interest rates and the relationship between rates can affect net interest income. In general, the Corporation's on- and off-balance-sheet assets are selected to match both the maturity and interest rate sensitivity of the Corporation's on- and off-balance-sheet liabilities. The structure of the Corporation's liabilities determines the structure of its assets. This practice has two important implications. First, liquidity requirements can be met more readily because a large proportion of assets mature when liabilities mature. Second, the impact of changes in the levels of interest rates on the Corporation is reduced because assets and liabilities have approximately the same interest rate sensitivity.

  Diversification is another principle employed in the management of liabilities and assets. The Corporation is active in international banking and, in managing this activity, diversifies risks among many countries and counterparties throughout the world. Liabilities, which are mostly interest-bearing deposits and other purchased funds, are obtained from both domestic and international sources. These sources of funds represent a wide range of depositors, mostly individuals, and various types of deposits. The Corporation also raises funds from institutional and individual investors with a variety of marketable instruments. The diversification of the Corporation's funding sources provides stability of the funding base.

  From time to time, the Corporation's management may decide deliberately to mismatch on- and off-balance-sheet liabilities and assets in a strategic gap position as a means of managing net interest income. Interest rate sensitivity gaps occur when interest-bearing liabilities and interest-earning assets differ in repricing dates and anticipated maturities. Such decisions reflect management's views on the direction of interest rates and general market conditions. The gap position is established with marketable securities of high credit quality in liquid markets and is carefully monitored by management. The Corporation uses off-balance-sheet interest rate derivatives such as interest rate swaps, caps, options and forwards in managing its exposure to interest rate sensitivity resulting from its gap position.

  The Corporation monitors the near-term interest rate sensitivity of its liability and asset positions by quantifying the earnings at risk to simulated changes in interest rates. A net interest income simulation model measures this sensitivity. This model utilizes Monte Carlo simulation, a statistical technique that allows the Corporation to build variability around current market conditions. Inputs include the maturity and repricing characteristics of the Corporation's on- and off-balance-sheet liability and asset positions as well as assumptions on interest rates, asset prepayments, inter-bank spreads and deposit growth. Given the assumptions used, the model's output projects the variance in net interest income over the next year. The Board of Directors adopted a limit of 5% of annual net interest income at risk, based on this measured interest rate sensitivity. Results are periodically presented to the Asset and Liability Management Committee and to the Board of Directors.

  Simulation modeling gives a broader view of net interest income variability than does traditional gap analysis, allowing the Corporation to capture more variables that are interest rate sensitive and to explore interrelationships between variables. To complement the simulation model, the Corporation employs traditional gap analysis to provide information on longer term interest rate sensitivity.

  The table below illustrates the Corporation's interest rate sensitivity gap position at December 31, 1995 and 1994. The interest rate sensitivity gap, which is the difference between interest-earning assets and liabilities, is presented by repricing period, based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance-sheet items such as interest rate swaps and caps, as well as management's estimates of prepayment patterns of mortgage-backed securities and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Corporation has interest rate positions.

                                         REPRICING PERIOD AT DECEMBER 31, 1995
                          --------------------------------------------------------------------
                                      AFTER ONE      AFTER THREE      AFTER SEVEN
                           WITHIN  YEAR BUT WITHIN YEARS BUT WITHIN YEARS BUT WITHIN   AFTER
                          ONE YEAR   THREE YEARS     SEVEN YEARS       TEN YEARS     TEN YEARS
                          -------- --------------- ---------------- ---------------- ---------
                                                     (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate sensitiv-
 ity gap................   $(611)      $  (567)        $   243           $1,721        $(786)
                           -----       -------         -------           ------        -----
ASSET/(LIABILITY)
Cumulative interest rate
 sensitivity gap........   $(611)      $(1,178)        $  (935)          $  786        $ --
                           =====       =======         =======           ======        =====
                                         REPRICING PERIOD AT DECEMBER 31, 1994
                          --------------------------------------------------------------------
                                      AFTER ONE      AFTER THREE      AFTER SEVEN
                           WITHIN  YEAR BUT WITHIN YEARS BUT WITHIN YEARS BUT WITHIN   AFTER
                          ONE YEAR   THREE YEARS     SEVEN YEARS       TEN YEARS     TEN YEARS
                          -------- --------------- ---------------- ---------------- ---------
                                                     (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate sensitiv-
 ity gap................   $(584)      $   889         $(1,258)          $1,630        $(677)
                           -----       -------         -------           ------        -----
ASSET/(LIABILITY)
Cumulative interest rate
 sensitivity gap........   $(584)      $   305         $  (953)          $  677        $ --
                           =====       =======         =======           ======        =====

  In 1994, the Corporation undertook a program to fix its liability costs over a five-year time horizon. Changes in interest sensitivity gap positions from 1994 to 1995 are reflective of the aging of these liability positions, with some balances moving from the 4-7 year repricing period into the 2-3 year period. In addition, towards the end of 1995, the Corporation purchased long-term assets in order to hedge the anticipated addition of long-term deposits in connection with the acquisition of BBI. This resulted in an increase in the balances, principally in the 4-7 year repricing period.

  The following table presents information related to the expected maturities and weighted average interest rates to be received or paid on the interest rate swap portfolio and other instruments used in asset-liability management. Asset-liability management swaps are designated as hedges of an underlying asset or liability at the inception of the contract.

                                         DECEMBER 31, 1995                                 DECEMBER 31, 1994
                         -------------------------------------------------  -----------------------------------------------
                          DUE IN LESS     DUE IN ONE     DUE AFTER           DUE IN LESS    DUE IN ONE    DUE AFTER
                         THAN ONE YEAR  THRU FIVE YEARS  FIVE YEARS TOTAL   THAN ONE YEAR THRU FIVE YEARS FIVE YEARS TOTAL
                         ------------- ----------------- ---------- ------  ------------- --------------- ---------- ------
                                                               (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount......      $ 195          $  797         $  675   $1,667     $  250         $   61        $1,175   $1,486
  Weighted average re-
   ceive rate..........       8.43%           7.67%          7.49%    7.69%      6.17%         10.47%         7.34%    7.27%
  Weighted average pay
   rate................       7.56%           6.23%          5.86%    6.24%      5.79%          9.19%         5.81%    5.95%
Pay fixed swaps:
  Notional amount......      $ 216          $3,131         $  259   $3,606     $1,761         $1,640        $  118   $3,519
  Weighted average re-
   ceive rate..........       8.07%           6.15%          9.94%    6.54%      5.89%          6.15%         7.83%    6.08%
  Weighted average pay
   rate................       8.13%           7.48%          9.87%    7.69%      5.50%          7.55%         8.16%    6.54%
Forward contracts:
  Notional amount......      $ --           $  300         $  150   $  450     $  --          $  975        $  155   $1,130
Interest rate caps pur-
 chased:
  Notional amount......      $  30          $2,312         $  250   $2,592     $  111         $2,542        $  250   $2,903
Other interest rate
 swaps:
  Notional amount......      $  70          $  368         $1,011   $1,449     $   25         $   77        $  108   $  210
Cross-currency swaps:
  Notional amount......      $  77          $    7         $  --    $   84     $  204         $   84        $  --    $  288

LIABILITY MANAGEMENT

DEPOSITS

  The Corporation's primary liability products are interest-bearing deposits provided to customers in three basic areas. The International Private Banking Group establishes relationships with high-net-worth individuals, on a worldwide basis, who value safety for their funds. The retail area's customers are from the New York City metropolitan area and Florida branch systems of the Bank and the California branches of RBC. In addition to its New York City branches, the Bank also has a retail operation in southern Florida with eight branches. RBC is an independent banking subsidiary, servicing the California market with three banking offices in Los Angeles County, that focuses on domestic private banking and mortgage banking. Its customers invest in a diverse mix of retail time and savings deposits of both short-term and long-term maturities. The institutional area's customers are pension funds, money market funds and corporate cash accounts. The Corporation has been successful in selling long-term deposits to institutional and corporate investors, thereby generating a source of long-term funds.

  The Corporation continues to invest substantial resources in staff and product development for its Domestic Private Banking group that was formed in the latter part of 1993. It is the Corporation's view that this specialized group will provide a fourth area with a focus on general banking and lending, trusts and estates, custody and investment management relationships for high-net-worth individuals.

  The following table sets forth the Corporation's deposit structure at December 31, in each of the last three years.

                                               1995        1994        1993
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
DOMESTIC OFFICES:
Noninterest-bearing deposits:
  Individuals, partnerships and corpora-
   tions................................... $ 1,494,015 $ 1,445,545 $ 1,188,773
  Foreign governments and official institu-
   tions...................................       3,196       1,085         912
  U.S. Government and states and political
   subdivisions............................      16,629      18,602      21,540
  Banks....................................     123,133     115,542      86,030
  Certified and official checks............     103,062     120,893     130,263
                                            ----------- ----------- -----------
    Total noninterest-bearing deposits.....   1,740,035   1,701,667   1,427,518
                                            ----------- ----------- -----------
Interest-bearing deposits:
  Individuals, partnerships and corpora-
   tions...................................   3,989,593   3,857,533   3,653,047
  Savings and NOW accounts.................   2,428,295   2,684,499   2,823,010
  Money market accounts....................   2,001,830   1,940,605   2,192,113
  Deposit notes............................      50,000      50,000      50,000
  All other................................       1,734       1,925       6,627
                                            ----------- ----------- -----------
    Total interest-bearing deposits........   8,471,452   8,534,562   8,724,797
                                            ----------- ----------- -----------
    Total deposits in domestic offices.....  10,211,487  10,236,229  10,152,315
                                            ----------- ----------- -----------
FOREIGN OFFICES:
Noninterest-bearing deposits...............     160,133     114,503     135,251
                                            ----------- ----------- -----------
Interest-bearing deposits:
  Deposits of individuals, partnerships and
   corporations............................   7,404,510   7,179,880   6,253,798
  Banks located in foreign countries.......   5,947,085   4,702,972   6,142,823
  Foreign governments and official institu-
   tions...................................   1,196,418     492,418     117,063
                                            ----------- ----------- -----------
    Total interest-bearing deposits........  14,548,013  12,375,270  12,513,684
                                            ----------- ----------- -----------
    Total deposits in foreign offices......  14,708,146  12,489,773  12,648,935
                                            ----------- ----------- -----------
      Total deposits....................... $24,919,633 $22,726,002 $22,801,250
                                            =========== =========== ===========

  The following table presents the maturity distribution at December 31, 1995, of certificates of deposit, deposit notes and other time deposits of $100,000 or more included in interest-bearing deposits in domestic offices in the previous table.

                                   CERTIFICATES OF DEPOSITS
                                      AND DEPOSIT NOTES     OTHER TIME DEPOSITS
                                   ------------------------ ---------------------
                                       AMOUNT         %        AMOUNT       %
                                   -------------- --------- ------------- -------
                                              (DOLLARS IN THOUSANDS)
Due in 90 days and less........... $      637,621        66 $   1,052,239     91
Due in 91-180 days................        144,114        15        35,703      3
Due in 181-360 days...............         23,334         2        19,732      2
Due in over 360 days..............        169,297        17        42,492      4
                                   -------------- --------- ------------- ------
Total............................. $      974,366       100 $   1,150,166    100
                                   ============== ========= ============= ======

FOREIGN DEPOSITS

  The Corporation's International Private Banking Group, headquartered in New York City, generates a substantial portion of foreign deposits by establishing relationships with clients throughout the world.

  Deposits from foreign sources are deposits placed by over 20,000 individuals and foreign banks in both domestic and foreign branch offices and in foreign banking subsidiaries. This customer base is a stable source of funding for the Corporation. Total average deposits in foreign offices rose to $12.9 billion in 1995, after increasing to $12.2 billion in 1994 from $10.8 billion in 1993.

  The following table presents information on the distribution, by type, of the Corporation's foreign deposits at December 31 in each of the last three years. The majority of the deposits in each category at the indicated dates were in amounts in excess of $100,000.

                                               1995        1994        1993
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
Foreign deposits:
  Time deposits of individuals, partner-
   ships and corporations.................. $ 7,979,187 $ 7,725,714 $ 6,755,821
  Banks and other financial institutions...   6,075,247   4,824,135   6,281,266
  Foreign governments and official institu-
   tions...................................   1,197,995     493,860     118,387
  Other deposits...........................     111,132      84,584     170,230
                                            ----------- ----------- -----------
    Total foreign deposits................. $15,363,561 $13,128,293 $13,325,704
                                            =========== =========== ===========

TRADING ACCOUNT LIABILITIES

  Trading account liabilities include the market value of securities sold that the Corporation does not own but must deliver at a future date. The Corporation seeks to benefit from favorable movements in the market price of "short-sales" by purchasing the required security at a lower price in the future. Trading account liabilities also include payables for precious metals and unrealized losses related to interest rate swaps, options and other derivative financial instruments, and related premiums received, which are utilized in trading activities.

  Trading account liabilities were $3.7 billion at year end 1995, $2.1 billion at year end 1994 and $177 million in 1993. In each of the last two years unrealized losses represent a substantial portion of these liabilities in accordance with the reporting requirements of accounting interpretation FIN No. 39. This interpretation requires, among other things, that unrealized gains and losses on forward, swap, option and other financial instruments, resulting primarily from the marking to estimated market value of trading instruments, be reported on a gross basis, except when right of set-off criteria are met or a legally enforceable netting agreement with a counterparty exists. The adoption of this interpretation has resulted in the Corporation reporting increased levels of average total assets and total liabilities to reflect the gross-up effect of reporting these balances.

SHORT-TERM BORROWINGS

  The Corporation's short-term funding sources include federal funds purchased and securities sold under repurchase agreements, commercial paper issuances, local borrowings in overseas operations and interest-bearing precious metals balances. The Bank, from time to time, also issues short-term securities in public offerings. Average short-term borrowings declined by $1.0 billion in 1995 to $4.6 billion from $5.6 billion in 1994 and $5.2 billion in 1993, primarily from the maturity, in March 1995, of $1.0 billion principal amount of 4.30% Notes that were not replaced. Short-term borrowings as a percentage of total interest bearing funds were 15% in 1995 and 18% in 1994 and 1993.

  The Corporation's commercial paper is rated A-1+, F-1+ and P-1 by Standard & Poor's Corporation, Fitch Investors Service and Moody's Investors Service, respectively. Commercial paper proceeds are used principally to finance the current operations of Factors and RNYSC. The Corporation has $180 million of lines of credit outstanding to provide support for its commercial paper program under which it is authorized to issue up to $2.5 billion.

  The following table is a summary of short-term borrowings for each of the last three years. Other borrowings reflect rates paid for local borrowings in certain overseas locations.

                                              1995        1994        1993
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Federal funds purchased and securities
 sold under repurchase agreements:
  Average interest rate:
    At year end...........................       5.47%       4.92%       2.94%
    For the year..........................       5.75%       3.97%       3.03%
  Average amount outstanding during the
   year................................... $1,474,225  $1,442,585  $3,403,240
  Maximum amount outstanding at any month
   end....................................  2,951,484   2,404,354   5,315,974
  Amount outstanding at year end..........  1,231,744     987,110     999,149
Commercial paper:
  Average interest rate:
    At year end...........................       5.58%       5.71%       3.29%
    For the year..........................       5.91%       4.24%       3.32%
  Average amount outstanding during the
   year................................... $  640,368  $  876,677  $  606,088
  Maximum amount outstanding at any month
   end....................................    820,258   1,047,678     897,672
  Amount outstanding at year end..........    667,563     979,390     881,741
Other borrowings:
  Average interest rate:
    At year end...........................       4.34%       4.07%       4.35%
    For the year..........................       3.75%       3.55%       5.44%
  Average amount outstanding during the
   year................................... $2,494,810  $3,254,895  $1,227,375
  Maximum amount outstanding at any month
   end....................................  3,164,334   3,884,558   2,283,529
  Amount outstanding at year end..........  1,991,461   3,002,894   2,283,529

ASSET MANAGEMENT

  The management of the Corporation's assets is based on three principal criteria: creditworthiness, diversification and structural characteristics, including maturity and interest rate sensitivity. A significant portion of the Corporation's interest-earning assets are invested in U.S. Government agency securities, including mortgage-backed and other asset-backed securities. International banking activities also comprise a substantial portion of the Corporation's business and involve factors other than the normal credit risk associated with domestic lending. In determining the creditworthiness of international borrowers, the economic, political and social conditions that affect the borrower's ability to repay obligations must be taken into account. Through country and political analysis and diversification of activities across a wide geographic distribution and within exposure limits set on a country-by-country basis, the Corporation reduces the unique risks of extending international credit. The Corporation endeavors to reflect risk in its pricing policy.

  The following table sets forth the Corporation's principal assets, which are primarily interest-earning, by category, at year end for each of the last three years. Additional details related to maturity distribution, interest rate sensitivity and creditworthiness are provided elsewhere in this section.

                                           1995         1994         1993
                                        -----------  -----------  -----------
                                                  (IN THOUSANDS)
Interest-bearing deposits with banks... $ 6,094,495  $10,242,061  $ 5,346,647
Total investment securities............  16,238,545   11,439,728   14,949,793
Trading account assets.................   4,035,606    2,543,637    1,194,629
Federal funds sold and securities pur-
 chased under resale agreements........   1,749,268    1,123,925    2,322,465
Loans:
  Real estate..........................   3,148,147    3,220,981    3,310,585
  Government and official institu-
   tions...............................      80,038       89,625      429,232
  Broker loans.........................   1,114,466      582,781    1,411,302
  Banks and other financial institu-
   tions...............................     419,444      380,811       75,800
  Commercial and other.................   5,116,853    4,686,401    4,376,464
                                        -----------  -----------  -----------
  Total loans..........................   9,878,948    8,960,599    9,603,383
    Less unearned income...............     (34,988)     (47,109)     (94,825)
                                        -----------  -----------  -----------
  Loans, net of unearned income........   9,843,960    8,913,490    9,508,558
                                        -----------  -----------  -----------
                                        $37,961,874  $34,262,841  $33,322,092
                                        ===========  ===========  ===========

INTEREST-BEARING DEPOSITS WITH BANKS

  Interest-bearing deposits with banks are placed with major international and domestic banking organizations on a short-term basis, thereby insuring liquidity while reducing credit risk. Investments in interest-bearing deposits with banks have represented approximately 25% of average interest-earning assets in each of the last three years.

  The following table provides information on the maturity distribution of the Corporation's interest-bearing deposits with banks at December 31, 1995.

                                                  MATURITY
                                                DISTRIBUTION     %
                                               ------------------------
                                               (DOLLARS IN MILLIONS)
             Due within one month.............        $3,447.2       56
             Due after one but within six
              months..........................         2,170.1       36
             Due after six months but within
              twelve months...................           227.7        4
             Due after one year...............           249.5        4
                                                 ------------- --------
                                                      $6,094.5      100
                                                 ============= ========

INVESTMENT PORTFOLIO

  The Corporation's total investment securities portfolio increased 42% at year end 1995 to $16.2 billion from $11.4 billion at year end 1994. All of this increase was in securities classified as available for sale, primarily U.S. Government agency and other asset backed securities. In December 1995, the Corporation reassessed the appropriateness of its investment securities portfolio classifications under a one-time provision granted in a Special Report issued by the Financial Accounting Standards Board ("FASB"). As a result of this portfolio reassessment, the Corporation transferred certain securities with a book value of approximately $1.4 billion from held to maturity to available for sale. The securities and hedges transferred had a carrying value in excess of market value of approximately $11.2 million.

  During 1994, the Corporation sold $3.4 billion face value of long-term U.S. Government agency securities that had been classified as available for sale. In addition, the Corporation reviewed its intent to hold certain U.S. Government agency securities that had been designated as available for sale and, as a result, transferred securities with a carrying value of approximately $3.9 billion to the held to maturity classification. The unrealized depreciation, before tax effect, on this transfer was $93.6 million at year end 1994 and is included in the separate component of stockholders' equity. Net investment securities gains of $15.0 million in 1994 included gains of $52.0 million from the sale of Argentine equities acquired in a 1990 debt-for-equity swap and $26.9 million from the sale of securities received in connection with Brazil's debt restructuring. These gains were partially offset by losses of $63.9 million that were realized in connection with the disposition of securities, primarily from the sale of U.S. Government agency securities, that were sold as part of the Corporation's asset-liability management program.

  The following table presents the composition of the book/carrying value of the Corporation's total investment securities portfolio at December 31, in each of the last three years.

                                              1995        1994        1993
                                           ----------- ----------- -----------
                                                     (IN THOUSANDS)
U.S. Government obligations............... $    85,345 $   100,592 $   425,352
Obligations of U.S. Government agencies...   9,410,057   7,417,287  10,713,977
Obligations of U.S. states and political
 subdivisions.............................     703,449     624,033     584,302
Other investment securities...............   6,039,694   3,297,816   3,226,162
                                           ----------- ----------- -----------
                                           $16,238,545 $11,439,728 $14,949,793
                                           =========== =========== ===========

  The following tables present, by maturity distribution, the book value/amortized cost and the book value/estimated market value of the Corporation's portfolio of securities held to maturity and available for sale at December 31, 1995. The Corporation has designated certain derivative instruments, primarily in the form of interest rate swaps, as hedges against the interest rate risks of the available for sale and held to maturity portfolios. Such derivatives are shown separately in the following tables. The swaps used to hedge the available for sale portfolio are carried on the statement of condition at their estimated market values. The weighted average yields on these instruments are presented based on their scheduled maturities. Based on year end market conditions, mortgage-backed securities included in U.S. Government agencies held to maturity and available for sale had estimated average lives of approximately 10.3 years and 10.6 years, respectively. Such securities are subject to the risk that average lives will extend as interest rates rise. It is not anticipated that such shifts would have a significant impact upon the Corporation's gap and net interest income. Yields on obligations of states and political subdivisions and investments in certain preferred stock issues are adjusted to a fully-taxable equivalent basis using a tax rate of 44%.

                                                    HELD TO MATURITY
                                                    DECEMBER 31, 1995
                                           -----------------------------------
                                                         ESTIMATED    WEIGHTED
                                              BOOK         MARKET     AVERAGE
                                              VALUE        VALUE       YIELD
                                           ----------- -------------- --------
                                             (DOLLARS IN THOUSANDS)
Obligations of U.S. Government agencies:
  Mortgage-backed securities.............. $ 3,783,573  $ 3,926,319     7.37%
  Interest rate swaps.....................         --       (85,463)
                                           -----------  -----------
                                             3,783,573    3,840,856
                                           -----------  -----------
Obligations of U.S. states and political
 subdivisions:
  Due within 1 year.......................       1,632        1,642     8.63%
  Due after 1 year but within 5 years.....      18,394       19,882    13.65
  Due after 5 years but within 10 years...      98,404      111,912    10.82
  Due after 10 years......................     585,019      621,162     8.04
                                           -----------  -----------
                                               703,449      754,598
                                           -----------  -----------
Total held to maturity.................... $ 4,487,022  $ 4,595,454
                                           ===========  ===========
                                                   AVAILABLE FOR SALE
                                                    DECEMBER 31, 1995
                                           -----------------------------------
                                                                      WEIGHTED
                                            AMORTIZED  BOOK/ESTIMATED AVERAGE
                                              COST      MARKET VALUE   YIELD
                                           ----------- -------------- --------
                                             (DOLLARS IN THOUSANDS)
U.S. Government obligations:
  Due within 1 year....................... $    84,982  $    85,345     5.89%
                                           -----------  -----------
                                                84,982       85,345
                                           -----------  -----------
Obligations of U.S. Government agencies:
  Due within 1 year.......................      10,540       10,621     6.74%
  Due after 1 year but within 5 years.....     207,978      210,010     6.16
  Due after 5 years but within 10 years...      59,769       60,206     5.92
  Due after 10 years......................     808,422      814,467     6.17
  Mortgage-backed securities..............   4,597,054    4,630,317     7.11
  Interest rate swaps.....................         --       (99,137)
                                           -----------  -----------
                                             5,683,763    5,626,484
                                           -----------  -----------
Other investment securities:
  Due within 1 year.......................   1,013,591    1,014,756    15.59%
  Due after 1 year but within 5 years.....   1,358,786    1,370,157     7.12
  Due after 5 years but within 10 years...   1,857,662    1,873,810     8.24
  Due after 10 years......................   1,819,639    1,818,705     8.77
  Interest rate swaps.....................         --       (37,734)
                                           -----------  -----------
                                             6,049,678    6,039,694
                                           -----------  -----------
Total available for sale.................. $11,818,423  $11,751,523
                                           ===========  ===========

  The following table presents, by type, the amortized cost and the book/estimated market value of the Corporation's other investment securities, all of which are classified as available for sale.

                                                          AVAILABLE FOR SALE
                                                           DECEMBER 31, 1995
                                                       -------------------------
                                                       AMORTIZED  BOOK/ESTIMATED
                                                          COST     MARKET VALUE
                                                       ---------- --------------
                                                            (IN THOUSANDS)
Bonds, debentures and other securities of:
  Foreign banks....................................... $1,151,639   $1,182,817
  Foreign governments and government agencies.........  1,539,414    1,526,772
  Foreign companies...................................    256,770      265,137
  Domestic companies..................................    380,041      383,781
  U.S. financial organizations........................    645,915      641,597
  Federal Reserve Bank stock..........................     54,087       54,087
  Other, asset-backed securities......................  2,021,812    2,023,237
  Interest rate swaps.................................        --       (37,734)
                                                       ----------   ----------
Total other investment securities..................... $6,049,678   $6,039,694
                                                       ==========   ==========

TRADING ACCOUNT ASSETS

  Trading account assets consist of securities of the U.S. Government, foreign governments, restructuring countries and corporations. Such securities are carried at their estimated market value with the resultant gains and losses recorded as trading account profits and commissions. Trading account assets also include unrealized gains related to interest rate swaps, options and other derivative financial instruments, and related premiums paid, that are utilized in trading activities. In addition, trading account assets also include loans to borrowers in restructuring countries. Such loans are carried at their estimated market value, with the resultant gains or losses included in gain or loss on loans sold or held for sale.

LOAN PORTFOLIO

  The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.

                            1995        1994        1993        1992        1991
                         ----------  ----------  ----------  ----------  ----------
                                             (IN THOUSANDS)
Domestic:
  Real estate--residen-
   tial mortgage........ $1,171,158  $1,245,500  $1,310,718  $1,454,416  $1,313,793
  Real estate--commer-
   cial.................  1,791,693   1,813,878   1,854,377   2,107,112   2,222,714
  Banks and other finan-
   cial institutions....     28,291      83,010       7,384      14,841      18,434
  Broker loans..........  1,086,530     559,019     678,490     307,018     250,000
  Commercial and indus-
   trial................  2,004,783   2,242,124   2,152,691   1,859,595   1,848,587
  Individuals...........    389,520     106,195      90,218      51,305      71,286
  All other.............    187,360      11,810      16,915      59,852      51,008
                         ----------  ----------  ----------  ----------  ----------
                          6,659,335   6,061,536   6,110,793   5,854,139   5,775,822
                         ----------  ----------  ----------  ----------  ----------
Foreign:
  Broker loans..........     27,936      23,762     732,812         --          --
  Government and govern-
   ment agencies........     80,038      89,625     429,232     341,320     453,639
  Banks and other finan-
   cial institutions....    391,153     297,801      68,416     288,682     279,587
  Commercial and all
   other................  2,720,486   2,487,875   2,262,130   1,672,038   2,271,625
                         ----------  ----------  ----------  ----------  ----------
                          3,219,613   2,899,063   3,492,590   2,302,040   3,004,851
                         ----------  ----------  ----------  ----------  ----------
Total loans.............  9,878,948   8,960,599   9,603,383   8,156,179   8,780,673
  Less unearned income..    (34,988)    (47,109)    (94,825)   (148,722)   (211,715)
                         ----------  ----------  ----------  ----------  ----------
Loans, net of unearned
 income................. $9,843,960  $8,913,490  $9,508,558  $8,007,457  $8,568,958
                         ==========  ==========  ==========  ==========  ==========

  Average loans in domestic offices for each of the last three years have remained relatively stable, representing approximately 20% of interest-earning assets. Average loans in foreign offices declined to $2.9 billion in 1995, from $3.3 billion in 1994 which was an increase of $0.8 billion over 1993. At year end 1995, the domestic loan portfolio consisted of $1.2 billion of one-four family residential mortgages and $1.8 billion of commercial real estate loans.

  The following tables present loan portfolio information, excluding consumer loans and residential mortgage loans totaling $1.3 billion, related to maturity distribution and interest rate sensitivity, based on scheduled repayments at December 31, 1995.

                                            DUE AFTER ONE
                                DUE IN ONE  YEAR THROUGH  DUE AFTER
                               YEAR OR LESS  FIVE YEARS   FIVE YEARS   TOTAL
                               ------------ ------------- ---------- ----------
                                                (IN THOUSANDS)
Domestic:
  Commercial and other........  $2,198,026   $  250,626   $   44,369 $2,493,021
  Real estate-commercial......     213,877      632,647      945,169  1,791,693
  Banks and other financial
   institutions...............      28,291          --           --      28,291
  Broker loans................   1,086,530          --           --   1,086,530
                                ----------   ----------   ---------- ----------
    Total domestic loans......   3,526,724      883,273      989,538  5,399,535
                                ----------   ----------   ---------- ----------
Foreign:
  Commercial and other........   2,338,311      176,414       19,211  2,533,936
  Real estate-commercial......      96,183       29,153        1,694    127,030
  Banks and other financial
   institutions...............     345,954       29,262       15,937    391,153
  Governments and government
   agencies...................      11,507       43,129       25,402     80,038
  Broker loans................      27,936          --           --      27,936
                                ----------   ----------   ---------- ----------
    Total foreign loans.......   2,819,891      277,958       62,244  3,160,093
                                ----------   ----------   ---------- ----------
    Total loans...............  $6,346,615   $1,161,231   $1,051,782 $8,559,628
                                ==========   ==========   ========== ==========

  At December 31, 1995, 74% of the loan portfolio presented above was due in one year or less, compared to 71% in 1994. Of the total loan portfolio due in one year or less, 56% were domestic loans and 44% were foreign loans.

  The following table is an analysis, at December 31, 1995, of loans due after one year which have fixed interest rates and those with interest rates that vary directly in relation to the Corporation's reference rate, an international money market rate or some other similar variable base rate. Loans with variable rates amounting to $0.8 billion are due after one year.

                                             FIXED RATE VARIABLE RATE   TOTAL
                                             ---------- ------------- ----------
                                                       (IN THOUSANDS)
Loans due after one year:
  Domestic loans............................ $1,336,199   $536,612    $1,872,811
  Foreign loans.............................    126,091    214,111       340,202
                                             ----------   --------    ----------
                                             $1,462,290   $750,723    $2,213,013
                                             ==========   ========    ==========

ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The Corporation's policy is to maintain an allowance for loan losses that is adequate to absorb all inherent credit losses in the Corporation's loan portfolio and other potential credit exposures. Inherent losses are unconfirmed losses that probably exist, based upon known information regarding the credit quality and portfolio characteristics prevailing as of the date of the evaluation. If future events confirm these losses, these amounts will be charged off against the allowance for loan losses.

  The Corporation performs a comprehensive and consistently applied analysis of the various factors that affect collectibility that is in accordance with regulatory guidance. The process is complex and includes several different analyses of credit exposures. Management analyzes its loan portfolio by three main components: individually significant loans, homogeneous groups or pools of loans and other segmentations of the portfolio into pools of loans with similar risk characteristics, such as risk classification, type of loan, industry group, collateral, size and maturity and country risk characteristics.

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

  While historical loss rates provide a starting point for the Corporation's analysis, historical losses are not by themselves a sufficient basis to determine the appropriate level of the allowance for loan losses. The actual rate selected for the analysis may differ from the calculated loss rate as the historical rate may be adjusted upward or downward to reflect current and anticipated business and economic conditions and other factors which are likely to cause the current portfolio to differ from historical experience. The Corporation's allowance also reflects a margin for the imprecision in the estimates of expected credit losses. The resultant allowance for loan losses is viewed by management as a single, unallocated allowance available for all credit losses and any segmentation thereof is done only for compliance with reporting requirements.

  The following table presents data related to the allowance for possible loan losses and net charge-offs for each of the years in the five-year period ended December 31, 1995.

                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
                                             (IN THOUSANDS)
Balance at beginning of
 year........................ $319,220  $311,855  $241,020  $227,454  $236,634
Charge-offs:
  Domestic:
    Commercial and industri-
     al......................   35,315    14,287    11,947    51,956    65,363
    Installment loans to in-
     dividuals...............    2,825     1,730     1,757     2,396     3,028
    Secured by real estate...    9,995    11,183    32,466    36,022     6,310
  Foreign....................    3,356    17,355    12,731    20,257     6,603
  Losses on sale, swap and
   charge-off of restructur-
   ing countries' debt.......      --        --      9,729    18,477     4,304
                              --------  --------  --------  --------  --------
    Total charge-offs........   51,491    44,555    68,630   129,108    85,608
                              --------  --------  --------  --------  --------
Recoveries:
  Domestic:
    Commercial and industri-
     al......................    5,165     6,201    15,281     9,498     8,505
    Installment loans to in-
     dividuals...............      599       724       661       680       690
    Secured by real estate...    5,217     6,663     2,731       289        38
  Foreign*...................    9,234    19,538    36,693    12,849     5,761
                              --------  --------  --------  --------  --------
    Total recoveries.........   20,215    33,126    55,366    23,316    14,994
                              --------  --------  --------  --------  --------
  Net charge-offs............  (31,276)  (11,429)  (13,264) (105,792)  (70,614)
  Provision charged to oper-
   ating expense.............   12,000    19,000    85,000   120,000    62,000
  Allowance of acquired com-
   panies....................      --        --        297       764       --
  Translation adjustment.....      649      (206)   (1,198)   (1,406)     (566)
                              --------  --------  --------  --------  --------
Balance at end of year....... $300,593  $319,220  $311,855  $241,020  $227,454
                              ========  ========  ========  ========  ========

-------
* Primarily restructuring countries' debt in 1991-1993.

  The allowance for possible loan losses at year end 1995 represented 3.05% of loans outstanding, net of unearned income, and 3.58%, at year end 1994. The increase in net charge-offs in 1995 compared to 1994 was primarily attributable to a weakness in the domestic chain store sector.

  The following table presents loan data and ratios related to the allowance for possible loan losses and net charge-offs for each of the years in the five-year period ended December 31, 1995.

                                         1995    1994    1993    1992    1991
                                        ------  ------  ------  ------  ------
                                              (DOLLARS IN MILLIONS)
Loans:
  Loans outstanding, net of unearned
   income, at end of year.............. $9,844  $8,913  $9,509  $8,007  $8,569
  Average loans outstanding, net of un-
   earned income, during the year...... $9,528  $9,894  $8,891  $8,732  $9,623
Ratios:
  Allowance for possible loan losses to
   loans outstanding, net of unearned
   income, at end of year..............   3.05%   3.58%   3.28%   3.01%   2.65%
  Net charge-offs to average loans out-
   standing, net of unearned income
   during the year.....................   0.33%   0.12%   0.15%   1.21%   0.73%
  Net charge-off coverage(1)...........  13.11x  44.74x  40.44x   4.42x   4.95x

-------
(1) Calculated by dividing net charge-offs into income before income taxes plus the provision for loan losses.

  The following table presents information related to the Corporation's non-accrual loans and other non-performing assets at December 31, in each of the last five years.

                                      1995    1994     1993     1992     1991
                                     ------- ------- -------- -------- --------
                                                   (IN THOUSANDS)
Non-accrual loans:
  Domestic.......................... $49,311 $43,392 $ 48,084 $ 49,929 $ 68,571
  Foreign--other....................  18,561  14,734   12,956   38,276   18,054
  Foreign--restructuring countries..     --      --    33,853   42,123   42,836
                                     ------- ------- -------- -------- --------
    Total non-accrual loans.........  67,872  58,126   94,893  130,328  129,461
                                     ------- ------- -------- -------- --------
Other non-performing assets:
  Other real estate owned...........  31,329  23,479   23,338   55,551   41,401
  Other non-accrual assets..........     --      --       --     4,572    3,125
                                     ------- ------- -------- -------- --------
    Total other non-performing as-
     sets...........................  31,329  23,479   23,338   60,123   44,526
                                     ------- ------- -------- -------- --------
    Total non-accrual loans and
     other non-performing assets.... $99,201 $81,605 $118,231 $190,451 $173,987
                                     ======= ======= ======== ======== ========

  The above table excludes restructured performing loans which amounted to $14.4 million, $28.3 million, $63.0 million, $58.5 million and $27.0 million in 1995, 1994, 1993, 1992 and 1991, respectively. Also excluded from the above table are loans past due 90 days and still on accrual status, primarily residential mortgage loans, which amounted to $6.3 million, $9.6 million, $5.6 million, $8.8 million and $9.1 million at year end 1995, 1994, 1993, 1992 and 1991, respectively.

  At December 31, in each of the years 1995 through 1991, the Corporation's allowance for possible loan losses represented approximately 365%, 369%, 198%, 128% and 145%, respectively, of total non-accrual and restructured loans. The coverage of the allowance for loan losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for loan losses that management utilizes.

  Non-accrual domestic loans increased to $49.3 million in 1995 from $43.4 million in 1994. This change was primarily the result of increases in the chain store sector and reductions in the commercial real estate portfolio that were charged off or transferred to the other real estate owned classification.

  The decline in total non-performing assets between 1994 and 1993 was primarily attributable to the Brazilian debt restructuring settlement that reduced non-accrual loans by $33.4 million. Under this settlement, the Corporation received bonds in exchange for substantially all of its non-performing outstandings to Brazil. In the second quarter of 1994, the Corporation sold all of the Brazilian bonds received and realized a gain on the sale of securities of $26.9 million.

  In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for possible loan losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1995. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                                                   DECEMBER 31, 1995
                                         --------------------------------------
                                            ALLOCATION OF THE ALLOWANCE FOR
                                            POSSIBLE LOAN LOSSES BY CATEGORY
                                         --------------------------------------
                                           DOMESTIC     FOREIGN       TOTAL
                                         ------------ ------------ ------------
                                          %   AMOUNT   %   AMOUNT   %   AMOUNT
                                         --- -------- --- -------- --- --------
                                                 (DOLLARS IN THOUSANDS)
Real estate loans.......................  42 $ 70,000   8 $ 10,000  27 $ 80,000
Commercial and industrial loans.........  42   70,000  22   30,000  33  100,000
Other loans.............................   3    5,000  37   50,000  18   55,000
Unallocated.............................  13   21,733  33   43,860  22   65,593
                                         --- -------- --- -------- --- --------
  Total................................. 100 $166,733 100 $133,860 100 $300,593
                                         === ======== === ======== === ========

                                                   DECEMBER 31, 1994
                                         --------------------------------------
                                            ALLOCATION OF THE ALLOWANCE FOR
                                            POSSIBLE LOAN LOSSES BY CATEGORY
                                         --------------------------------------
                                           DOMESTIC     FOREIGN       TOTAL
                                         ------------ ------------ ------------
                                          %   AMOUNT   %   AMOUNT   %   AMOUNT
                                         --- -------- --- -------- --- --------
                                                 (DOLLARS IN THOUSANDS)
   .....................................
Real estate loans.......................  42 $ 80,000   8 $ 10,000  28 $ 90,000
Commercial and industrial loans.........  39   75,000  24   30,000  33  105,000
Other loans.............................   3    5,000  47   60,000  20   65,000
Unallocated.............................  16   31,887  21   27,333  19   59,220
                                         --- -------- --- -------- --- --------
  Total................................. 100 $191,887 100 $127,333 100 $319,220
                                         === ======== === ======== === ========

                                                   DECEMBER 31, 1993
                                         --------------------------------------
                                            ALLOCATION OF THE ALLOWANCE FOR
                                            POSSIBLE LOAN LOSSES BY CATEGORY
                                         --------------------------------------
                                           DOMESTIC     FOREIGN       TOTAL
                                         ------------ ------------ ------------
                                          %   AMOUNT   %   AMOUNT   %   AMOUNT
                                         --- -------- --- -------- --- --------
                                                 (DOLLARS IN THOUSANDS)
   .....................................
Real estate loans.......................  42 $ 80,000   8 $ 10,000  29 $ 90,000
Commercial and industrial loans.........  40   75,000  25   30,000  34  105,000
Other loans.............................   3    5,000  41   50,000  17   55,000
Unallocated.............................  15   29,499  26   32,356  20   61,855
                                         --- -------- --- -------- --- --------
  Total................................. 100 $189,499 100 $122,356 100 $311,855
                                         === ======== === ======== === ========

                                                   DECEMBER 31, 1992
                                         --------------------------------------
                                            ALLOCATION OF THE ALLOWANCE FOR
                                            POSSIBLE LOAN LOSSES BY CATEGORY
                                         --------------------------------------
                                           DOMESTIC     FOREIGN       TOTAL
                                         ------------ ------------ ------------
                                          %   AMOUNT   %   AMOUNT   %   AMOUNT
                                         --- -------- --- -------- --- --------
                                                 (DOLLARS IN THOUSANDS)
   .....................................
Real estate loans.......................  37 $ 60,000  13 $ 10,000  29 $ 70,000
Commercial and industrial loans.........  34   55,000  25   20,000  31   75,000
Other loans.............................   1    1,000  50   40,000  17   41,000
Unallocated.............................  28   45,699  12    9,321  23   55,020
                                         --- -------- --- -------- --- --------
  Total................................. 100 $161,699 100 $ 79,321 100 $241,020
                                         === ======== === ======== === ========
                                                   DECEMBER 31, 1991
                                         --------------------------------------
                                            ALLOCATION OF THE ALLOWANCE FOR
                                            POSSIBLE LOAN LOSSES BY CATEGORY
                                         --------------------------------------
                                           DOMESTIC     FOREIGN       TOTAL
                                         ------------ ------------ ------------
                                          %   AMOUNT   %   AMOUNT   %   AMOUNT
                                         --- -------- --- -------- --- --------
                                                 (DOLLARS IN THOUSANDS)

   .....................................
Real estate loans.......................  45 $ 45,000   4 $  5,000  22 $ 50,000
Commercial and industrial loans.........  25   25,000   4    5,000  13   30,000
Other loans.............................   1    1,000  43   55,000  25   56,000
Unallocated.............................  29   29,842  49   61,612  40   91,454
                                         --- -------- --- -------- --- --------
  Total................................. 100 $100,842 100 $126,612 100 $227,454
                                         === ======== === ======== === ========

CROSS-BORDER OUTSTANDINGS

  The following tables present information related to the Corporation's cross-border net outstandings denominated in dollars or other non-local currencies, including the excess of local currency outstandings over local currency liabilities. Outstandings are classified by type of borrower, based on ultimate risk, and are defined as loans, acceptances, interest-bearing deposits with banks, investment securities and accrued interest receivable, after deducting cash collateral. Countries where such outstandings exceeded 1.0% of consolidated total assets of $43.9 billion, $41.1 billion and $39.5 billion at December 31, 1995, 1994 and 1993, respectively, were as follows:

                         BANKS AND OTHER  GOVERNMENT    COMMERCIAL
                            FINANCIAL    AND OFFICIAL      AND
                          INSTITUTIONS   INSTITUTIONS INDUSTRIAL (1)  1995   1994    1993
                         --------------- ------------ -------------- ------ ------- ------
                                                   (IN MILLIONS)
Japan...................     $1,290         $  --         $  131     $1,421 $ 2,129 $1,805
France..................        616            495            81      1,192   2,589  2,267
Canada..................        865              8           308      1,181   1,766    930
Belgium/Luxembourg......        426            --            742      1,168   1,131    880
United Kingdom..........        486            --            558      1,044   1,492    638
Italy...................         93            202           558        853     505    --
Germany.................        751            --             58        809   1,249    623
Brazil..................         45            603            33        681     569    --
Australia...............        126            --            463        589     --     --
                             ------         ------        ------     ------ ------- ------
                             $4,698         $1,308        $2,932     $8,938 $11,430 $7,143
                             ======         ======        ======     ====== ======= ======

-------
(1) Includes excess of local currency outstandings over local currency liabilities.

  The only country with cross-border net outstandings exceeding 1.0% of consolidated total assets which is excluded from the table above was the Netherlands with $800 million in 1994 and $641 million in 1993.

  At December 31, in each of the last three years, countries with cross-border net outstandings representing between 0.75% and 1.0% of consolidated total assets were: the Netherlands with $426 million; Switzerland with $417 million and Singapore with $415 million, respectively, in 1995; Spain with $349 million in 1994 and $326 million in 1993; Taiwan with $331 million in 1994 and $384 million in 1993, and Italy with $364 million in 1993.

BRAZIL

  During 1995, the Corporation continued to invest in the local Brazilian financial markets, principally short-term floating rate Brazilian Central Bank and Treasury debt issuances as well as short-term certificates of deposits issued by prime Brazilian banks. When necessary, the Corporation utilized interest rate and foreign currency futures to hedge its local currency position against short-term changes. At December 31, 1995, total cross-border net outstandings in Brazil investments amounted to approximately $681 million, or 1.55% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1995, consisted of approximately $603 million to the public sector, $45 million to the private bank sector and $33 million to the private non-bank sector.

  During 1994, the Corporation increased its investment in cross-border outstandings in Brazil to capitalize on the spreads available through investments in local currency assets. Additional outstandings were invested in short-term fixed income placements with other banks and floating rate government securities. At December 31, 1994, total cross-border net outstandings in Brazil consisted primarily of Brady bonds and short-term investments amounting to approximately $569 million, or 1.39% of total assets, all of which were on a performing basis. Cross-border net outstandings in Brazil at December 31, 1994, consisted of approximately $355 million to the public sector, $188 million to the private bank sector and $26 million to the private non-bank sector, respectively.

  On April 15, 1994, the government of Brazil concluded a debt restructuring of its medium- and long-term debt. Under this settlement the Corporation received bonds in exchange for substantially all of its non-performing outstandings that had a carrying value of $33.4 million. The bonds received were sold in the second quarter of 1994, and the Corporation realized a gain of $26.9 million.

  The following table presents an analysis of the changes in aggregate cross-border net outstandings discussed above.

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                        1995         1994
                                                     -----------  -----------
                                                           (IN MILLIONS)
Aggregate outstandings at beginning of year......... $       569  $       226
Purchases of Brazilian Government securities and
 bank placements....................................         367          516
Sales of Brazilian Government securities and repay-
 ments at maturity..................................        (252)        (215)
Other changes:
  Interest income accrued...........................          45           77
  Collections of accrued interest...................         (48)         (35)
                                                     -----------  -----------
Aggregate outstandings at end of year............... $       681  $       569
                                                     ===========  ===========

                          RISK MANAGEMENT AND CONTROL

  In the interest of reducing uncertainty as to the level of future earnings and its book value, the Corporation manages several types of risks, principally credit and market risks. The Corporation seeks to control these risks by diversifying its exposures and activities among many instruments, markets, clients and geographic regions and by limiting risk positions.

  The processes and procedures by which the Corporation manages its risk profile continually evolve as the Corporation's business activities change in response to market and product developments. The Corporation routinely reviews its procedures in order to ensure that they are comprehensive with respect to all major risks and that a consistent approach is followed throughout the organization.

  To enhance the environment for the Corporation's risk management activities and assist in decision making, significant investments have been made in the training of personnel and in the development of information technology. Proprietary and analytical trading systems have been developed for the Corporation's existing and future business. This control environment is subject to periodic review by management, internal auditors and regulators.

  The Risk Assessment Committee of the Corporation's Board of Directors, established in 1993, oversees the identification, measurement and limitation of the risks relating to all activities of, and products offered by, the Corporation. Such committee's activities include review of risk management methodologies employed by management. The committee is supported by the Risk Assessment and Control Department, also established in 1993, whose task is to develop and implement risk quantification and reporting mechanisms. The Department also monitors market-related risk exposure on a daily basis, reporting to management.

CREDIT RISK

  Credit risk arises whenever the Corporation owns a commitment of another party, which, if not completed, would result in a loss. Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies, including obtaining collateral, and credit review procedures. Senior management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk averse nature of the Corporation.

  The Credit Review Committee of the Board of Directors periodically reviews and approves the Corporation's policies and procedures to define, quantify and monitor the credit and settlement risks arising from the Corporation's diverse activities. Global limits are established to control these risks, and it is the responsibility of each operating unit to conduct its business activity within these pre-established limits. Any customer credit, currency or transaction exposure that exceeds established limits must be approved by senior management.

  Management's objective in establishing lending and investment standards is to minimize the risk of loss and provide for income generation through pricing policies. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. In addition, the Corporation places particular emphasis on the matching of the maturity and interest rate sensitivity of assets and liabilities. By this policy, the Corporation seeks to minimize the effect of rate changes, largely externally influenced and difficult to control, on the portfolio and to limit its exposure largely to credit risks over which it has more direct control. One technique which the Corporation utilizes to achieve these goals is to enter into interest rate contracts including swaps, caps and collars and currency swaps, each of which is designed to protect against interest rate or currency fluctuations.

  Management periodically reviews the loan portfolio, particularly non-accrual and restructured loans. The review may result in a determination that a loan should be placed on a non-accrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. The Corporation's policy is to classify as non-accrual any loan (other than factored trade accounts receivable, consumer installment and residential mortgage loans) on which payment of principal or interest is 90 days past due. In addition, a loan will be classified as non-accrual if, in the opinion of management, based upon a review of the borrower's or guarantor's financial condition, collateral value and other factors, payment is questionable, even though payments are not 90 days past due.

  When a loan, other than a well secured residential mortgage loan, is classified as non-accrual, any unpaid interest is reversed against current income. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal and interest on a non-accrual loan are brought current, if in management's opinion future payments are questionable, the loan would remain classified as non-accrual. Subsequent payments of either interest or principal received on a partially charged-off non-accrual or restructured loan are first applied to any remaining balance outstanding, until the loan is reduced to its net realizable value, then to recoveries and finally to income. Interest is included in income thereafter only to the extent received in cash.

  Factored trade accounts receivable that are past due 90 days remain on an accrual basis because the past due interest usually will be charged to and collected from the factoring client.

  The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. The Corporation charges off any consumer installment loan which is past due 90 days.

  Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy or foreclosure proceedings are instituted, at which time the loan ceases to accrue interest. Any accrued interest receivable remains in interest income as an obligation of the borrower.

  The Credit Review Department provides an independent evaluation of the Corporation's credit exposures and assures ongoing credit quality by reviewing individual credits and concentrations, with a focus on operating units where risk is at a higher level, and monitoring of corrective action where necessary. Additionally, the Credit Review Department evaluates adherence to laws and regulations and to policies and established criteria as stated in the Corporation's Credit Policy Manual to assure compliance with such standards. The Credit Review Department also periodically prepares portfolio summaries for review by executive management and the Board of Directors. These reports are then submitted for consideration to certain members of executive management who determine the amount of loans to be charged off. The Executive Credit Committee subsequently reviews the loans to be charged off and ratifies executive management's decision. Rules and formulae relative to the adequacy of the allowance, although useful as guidelines to management, are not final determinants. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged off. Consistent with its policy of maintaining an adequate allowance for possible loan losses, management generally charges off a loan, or a portion thereof, when a loss is probable.

MARKET RISK

  Market risk is the possibility of a decline in value of the Corporation's assets (net of hedges) acquired in the course of its trading activities and asset-liability management. To manage market risk, the Corporation establishes limits for interest rate, foreign currency and other market exposures. An important tool in monitoring exposures and establishing limits for substantially all products offered is the estimation of the potential loss of current and future earnings on existing positions under a range of assumptions within the markets being measured.

  The Asset and Liability Management Committee provides a forum for reviewing the Corporation's liquidity profile and the market risk in its asset and liability management and trading positions. The Asset and Liability Management Committee regularly reviews the Corporation's market exposures and analyzes the effects of actual or projected changes in rates, prices or market liquidity on the value of these positions. Such committee also reviews the Corporation's liquidity profile by monitoring the differences in maturities between assets and liabilities and by analyzing the future level of funds required based on various assumptions, including its ability to liquidate investment and trading positions and its ability to access the markets for funds.

                        CAPITAL RESOURCES AND LIQUIDITY

CAPITAL FINANCING POLICY

  The Corporation's policy is to obtain capital externally when opportunities arise, if the cost of such capital is reasonable and the form is appropriate for the Corporation's needs and overall capital structure. In keeping with this policy, capital has been obtained externally on several occasions, although, at such times, the Corporation, relative to other major bank holding companies, was considered to be well capitalized.

  The Corporation conducts its business through its bank and non-bank subsidiaries. Thus, the Corporation frequently provides capital and financing to these subsidiaries to support their operations and to permit expansion.

  In formulating its dividend policy, the Corporation's Board of Directors considers historical financial results, future prospects and anticipated needs for capital. The current policy, which is reviewed annually, is to pay out approximately 25% to 30% of the prior year's earnings on a normalized basis. This policy is intended to provide stockholders with increasing dividend income while allowing the Corporation to maintain its desired internal capital generation rate. Future dividends are dependent upon the Corporation's financial results, capital requirements and economic conditions in general.

CAPITAL TRANSACTIONS

  On June 26, 1995, the Corporation sold, in a public offering, 3 million shares of $1.8125 Cumulative Preferred Stock ($25 Stated Value) (the "Preferred Stock") with an aggregate stated value of $75 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received have been used for general corporate purposes, including payment to holders of the $3.375 Cumulative Convertible Preferred Stock who, in connection with the Corporation's call for redemption described below, elected to redeem.

  On July 24, 1995, the Corporation redeemed all of the outstanding shares of its $3.375 Cumulative Convertible Preferred Stock. Holders of such preferred stock tendered an aggregate of 42,596 shares at the redemption price of $52.025 plus accrued and unpaid dividends of $0.21563 per share. Holders of 3,406,093 shares of such preferred stock elected to convert, at the conversion ratio of 1.03448, into an aggregate of 3,523,369 shares of common stock.

  During 1994, the Corporation's capital markets activities included obtaining capital with varying characteristics. On May 12, 1994, the Corporation sold, in a public offering, $200 million principal amount of 7 3/4% Subordinated Notes due 2009. The Notes are not redeemable prior to maturity and are direct unsecured general obligations of the Corporation subordinated to all present and future senior indebtedness of the Corporation. The net proceeds were used for general corporate purposes.

  In 1994, the Corporation also sold, in a public offering, 6 million depositary shares, each representing a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock Series D ($100 Stated Value) (the "Series D Stock"). The dividend rate on the Series D Stock is determined quarterly, by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The Series D Stock will be redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999 at $25 per depositary share plus accrued and unpaid dividends. The net proceeds were used for general corporate purposes including the redemption by the Corporation of all 678,500 shares outstanding of its Cumulative Floating Rate Series B Preferred Stock at its stated value of $50.00 per share.

  In 1994, the Bank established a $5.0 billion Global Bank Note Program (the "Program") authorizing the periodic sale of notes, including through its overseas branches. A group of major international securities dealers is participating in the Program. Notes may be issued for any maturity of 30 days or more, subject to regulatory compliance. Notes can be denominated in various currencies. Any notes issued will be direct, unconditional and unsecured general obligations of the Bank and are not deposits insured by the FDIC. Any notes to be issued as part of the Program have been accepted for listing on the Luxembourg Stock Exchange. The Program has been rated F1+ and AA+ by Fitch Investors Service, Inc., A1+ and AA+ by I.B.C.A., Prime-1 and Aa1 by Moody's Investors Service, Inc. and A1+ and AA by Standard & Poor's Ratings Group.

FINANCIAL RATIOS

  The following table presents financial ratios for each of the years in the five years ended December 31, 1995.

                                               YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                            1995   1994   1993   1992   1991
                                            -----  -----  -----  -----  -----
Average stockholders' equity as a
 percentage of average assets..............  6.71%  6.38%  6.33%  6.43%  5.93%
Returns based on net income:
  Average total stockholders' equity....... 10.36  12.87  12.73  11.95  12.33
  Average total assets.....................  0.70   0.82   0.81   0.77   0.73
Returns based on net income applicable to
 common stock:
  Average total common stockholders'
   equity.................................. 11.73  15.20  15.08  14.18  14.20
  Average total assets.....................  0.61   0.74   0.73   0.68   0.66

  The returns on average stockholders' equity, based on net income and net income applicable to common stock, declined to 10.36% and 11.73% in 1995 from 12.87% and 15.20% in the prior year, respectively, primarily due to the $120.0 million restructuring charge taken in 1995.

RISK-BASED CAPITAL/LEVERAGE GUIDELINES

  The FRB has established guidelines that mandate risk-based capital requirements for bank holding companies. The guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit and derivative instruments) of 8.0%. At least half of the total capital ratio is to be composed of common equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and intangible assets subject to certain minimums ("Tier 1" or "core capital"). The remainder may consist of limited amounts of subordinated debt, the balance of cumulative preferred stock and the allowance for loan losses ("Tier 2 capital").

  As a supplement to its risk-based capital ratios, the FRB established a minimum leverage ratio of 3.0% (Tier 1 capital to average total assets, with Tier 1 capital being determined for this purpose in a manner consistent with the risk-based capital guidelines). Each of the Corporation's banking subsidiaries complies with all applicable regulatory capital requirements.

  The Corporation's leverage ratio and its risk-based capital ratios include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the FRB specifically applied to the Corporation. These ratios do not include the effect on stockholders' equity related to the Corporation's portfolio of securities available for sale. In accordance with regulatory guidelines, the Corporation excludes RNYSC's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines also require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

  The following table presents the components of the Corporation's risk-based capital and related ratios at December 31, in each of the last three years.

                                               1995        1994        1993
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Tier 1:
  Common stockholders' equity.............. $2,507,570  $2,129,166  $1,928,047
  Preferred stock..........................    325,000     422,500     306,425
  Equity of Safra Republic.................    738,643     688,018     609,384
  Other net-goodwill, minority interest and
   intangible assets.......................    (87,328)    (88,792)    (98,252)
  Less:
    50% of investment in unconsolidated
     subsidiaries..........................     (2,411)     (3,274)     (2,926)
    50% of investment in securities
     affiliate.............................    (41,774)    (44,586)        --
                                            ----------  ----------  ----------
      Total tier 1.........................  3,439,700   3,103,032   2,742,678
                                            ----------  ----------  ----------
Tier 2:
  Qualifying preferred stock and perpetual
   capital notes...........................    400,000     400,000     400,000
  Qualifying long-term debt................  1,741,943   1,575,446   1,372,802
  Allowance for possible loan losses.......    294,879     243,433     228,531
  Less:
    50% of investment in unconsolidated
     subsidiaries..........................     (2,411)     (3,273)     (2,925)
    50% of investment in securities
     affiliate.............................    (41,773)    (44,586)        --
                                            ----------  ----------  ----------
      Total tier 2.........................  2,392,638   2,171,020   1,998,408
                                            ----------  ----------  ----------
        Total risk-based capital........... $5,832,338  $5,274,052  $4,741,086
                                            ==========  ==========  ==========
Risk-based Capital Ratios:
  Tier 1 risk-based capital ratio..........      14.72%      16.17%      15.16%
  Total risk-based capital ratio...........      24.96%      27.49%      26.20%
  Leverage ratio...........................       6.24%       5.87%       5.61%

LIQUIDITY

  Of primary importance to depositors, creditors and regulators is the ability of the Corporation to have sufficient funds readily available to repay liabilities as they mature. In order to insure that funds are available at all times, the Corporation devotes substantial resources to projecting the amount of funds which will be required on a daily basis and maintains relationships with a diversity of sources so that funds are available on a global basis. Through its worldwide network, the Corporation obtains funds from a large and varied customer base that provides a stable source of domestic demand and consumer deposits and foreign office deposits. Other sources provide short-term borrowings, including the sale of commercial paper and long-term liabilities in the form of notes and debentures. Liquidity requirements also can be met through the disposition of short-term assets that are generally matched to the maturity of liabilities. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, trading account assets and precious metals. Average total liquid assets have equaled approximately 30% of average total assets in each of the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

  The following audited consolidated financial statements of the Corporation and related documents are set forth in this Report on the following pages:

                                                                            PAGE
                                                                            ----
Consolidated Statements of Condition, December 31, 1995 and 1994..........   28
Consolidated Statements of Income, Years ended December 31, 1995, 1994 and
 1993.....................................................................   29
Consolidated Statements of Changes in Stockholders' Equity, Years ended
 December 31, 1995, 1994 and 1993.........................................   30
Consolidated Statements of Cash Flows, Years ended December 31, 1995, 1994
 and 1993.................................................................   31
Bank Consolidated Statements of Condition, December 31, 1995 and 1994.....   32
Notes to Consolidated Financial Statements................................   33
Independent Auditors' Report on Financial Statements......................   57
Report of Management......................................................   58
Independent Accountants' Report on Management's Assertions Related to
 Internal Controls Over Financial Reporting...............................   59

SUPPLEMENTARY DATA

  The following supplementary data for the Corporation are set forth in this Report on the following pages:

Five Year Consolidated Statements of Condition............................   60
Five Year Consolidated Statements of Income...............................   61
Summary of Unaudited Quarterly Financial Information......................   62

AFFILIATE FINANCIAL STATEMENTS

  The following audited financial statements of Safra Republic are set forth in this Report on the following pages:

Consolidated Statements of Condition, December 31, 1995 and 1994..........   63
Consolidated Statements of Income, Years ended December 31, 1995, 1994 and
 1993.....................................................................   64
Consolidated Statements of Changes in Shareholders' Equity, Years ended
 December 31, 1995, 1994 and 1993.........................................   65
Consolidated Statements of Cash Flows, Years ended December 31, 1995, 1994
 and 1993.................................................................   66
Notes to Consolidated Financial Statements................................   67
Independent Auditors' Report..............................................   82

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.............................  $   675,683  $   867,242
Interest-bearing deposits with banks (note 18)......    6,094,495   10,242,061
Precious metals (note 3)............................    1,250,038    1,456,269
Securities held to maturity (approximate market
 value of $4,595,454 in 1995 and $5,614,248 in
 1994)..............................................    4,487,022    5,887,672
Securities available for sale (at approximate market
 value) (note 18)...................................   11,751,523    5,552,056
                                                      -----------  -----------
    Total investment securities (note 2)............   16,238,545   11,439,728
Trading account assets (note 3).....................    4,035,606    2,543,637
Federal funds sold and securities purchased under
 resale agreements..................................    1,749,268    1,123,925
Loans (net of unearned income of $34,988 in 1995 and
 $47,109 in 1994) (notes 4, 5 and 18)...............    9,843,960    8,913,490
  Allowance for possible loan losses (note 5).......     (300,593)    (319,220)
                                                      -----------  -----------
    Loans, net......................................    9,543,367    8,594,270
Customers' liability on acceptances.................      818,007    1,514,461
Accounts receivable and accrued interest............    1,946,077    1,797,491
Investment in affiliate (note 6)....................      722,466      607,818
Premises and equipment (note 7).....................      436,771      428,017
Other assets (note 11)..............................      371,231      452,986
                                                      -----------  -----------
    Total assets....................................  $43,881,554  $41,067,905
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
  In domestic offices...............................  $ 1,740,035  $ 1,701,667
  In foreign offices................................      160,133      114,503
Interest-bearing deposits:
  In domestic offices...............................    8,471,452    8,534,562
  In foreign offices................................   14,548,013   12,375,270
                                                      -----------  -----------
    Total deposits (note 18)........................   24,919,633   22,726,002
Trading account liabilities (notes 3 and 18)........    3,719,651    2,087,594
Short-term borrowings (note 8)......................    3,890,768    4,969,394
Acceptances outstanding.............................      819,766    1,517,675
Accounts payable and accrued expenses...............    2,840,048    1,325,953
Due to factored clients.............................      528,684      680,010
Other liabilities...................................      193,645      134,792
Long-term debt (notes 9 and 18).....................    1,555,111    2,580,831
Subordinated long-term debt and perpetual capital
 notes (note 9).....................................    2,406,440    2,406,266
Commitments and contingent liabilities (note 15)
Stockholders' equity (notes 10 and 13):
  Cumulative preferred stock, no par value 8,502,500
   shares outstanding in 1995 and 8,952,500 in
   1994.............................................      575,000      672,500
  Common stock, $5 par value 150,000,000 shares
   authorized; 56,259,563 shares outstanding in 1995
   and 52,621,155 in 1994...........................      281,298      263,106
  Surplus...........................................      590,008      437,653
  Retained earnings.................................    1,636,264    1,457,609
  Net unrealized depreciation on securities avail-
   able for sale, net of taxes......................      (74,762)    (191,480)
                                                      -----------  -----------
    Total stockholders' equity......................    3,007,808    2,639,388
                                                      -----------  -----------
    Total liabilities and stockholders' equity......  $43,881,554  $41,067,905
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                            1995         1994         1993
                                        ------------ ------------ ------------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans............  $    749,719 $    696,816 $    635,484
Interest on deposits with banks.......       526,185      414,294      295,871
Interest and dividends on investment
 securities:
  Taxable.............................       927,740      871,785      847,022
  Exempt from federal income taxes....        89,744       76,783       65,759
Interest on trading account assets....        55,736       55,736       54,467
Interest on federal funds sold and
 securities purchased under resale
 agreements...........................        97,547       57,915       34,323
                                        ------------ ------------ ------------
    Total interest income.............     2,446,671    2,173,329    1,932,926
                                        ------------ ------------ ------------
INTEREST EXPENSE:
Interest on deposits..................     1,138,075      827,790      689,234
Interest on short-term borrowings.....       218,804      218,529      197,769
Interest on long-term debt............       270,893      280,536      270,072
                                        ------------ ------------ ------------
    Total interest expense............     1,627,772    1,326,855    1,157,075
                                        ------------ ------------ ------------
NET INTEREST INCOME...................       818,899      846,474      775,851
Provision for loan losses (note 5)....        12,000       19,000       85,000
                                        ------------ ------------ ------------
Net interest income after provision
 for loan losses......................       806,899      827,474      690,851
                                        ------------ ------------ ------------
OTHER OPERATING INCOME:
Income from precious metals (note 3)..        38,049       50,930       37,910
Foreign exchange trading income (note
 3)...................................       113,051       91,028      111,572
Trading account profits and
 commissions (note 3).................        24,746       27,357       78,742
Investment securities gains, net (note
 2)...................................        25,663       14,971        1,295
Net gain (loss) on loans sold or held
 for sale.............................         6,765        1,763         (843)
Commission income.....................        56,935       57,297       50,956
Equity in earnings of affiliate (note
 6)...................................        79,481       77,376       59,463
Other income..........................        68,191       65,646       56,377
                                        ------------ ------------ ------------
    Total other operating income......       412,881      386,368      395,472
                                        ------------ ------------ ------------
OTHER OPERATING EXPENSES:
Salaries..............................       237,414      238,825      203,759
Employee benefits (note 13)...........       144,202      142,358      143,748
Occupancy, net (notes 7 and 15).......        57,975       55,425       48,161
Restructuring and related charges
 (note 12)............................       120,000       17,000          --
Other expenses........................       262,074      267,868      239,297
                                        ------------ ------------ ------------
    Total other operating expenses....       821,665      721,476      634,965
                                        ------------ ------------ ------------
INCOME BEFORE INCOME TAXES............       398,115      492,366      451,358
Income taxes (note 11)................       109,466      152,358      150,153
                                        ------------ ------------ ------------
NET INCOME............................  $    288,649 $    340,008 $    301,205
                                        ============ ============ ============
NET INCOME APPLICABLE TO COMMON
 STOCK................................  $    252,182 $    305,598 $    272,790
                                        ============ ============ ============
Net income per common share:
  Primary.............................         $4.66        $5.79        $5.20
  Fully diluted.......................          4.59         5.61         5.05
Average common shares outstanding:
  Primary.............................        54,060       52,736       52,466
  Fully diluted.......................        56,199       56,534       56,321

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (DOLLARS IN THOUSANDS)
CUMULATIVE PREFERRED STOCK:
Balance at beginning of year...............  $  672,500  $  556,425  $  556,425
Issuance of 3,000,000 shares of $1.8125
 cumulative preferred stock in 1995 and
 1,500,000 shares of adjustable rate
 cumulative preferred stock, series D in
 1994......................................      75,000     150,000         --
Redemption of 3,450,000 shares of $3.375
 cumulative convertible preferred stock in
 1995 and 678,500 shares of floating rate
 series B preferred stock in 1994..........    (172,500)    (33,925)        --
                                             ----------  ----------  ----------
Balance at end of year.....................  $  575,000  $  672,500  $  556,425
                                             ==========  ==========  ==========
COMMON STOCK:
Balance at beginning of year...............  $  263,106  $  263,516  $  260,951
Net issuance under stock option, restricted
 stock and restricted stock election plans
 of 497,975 shares in 1995, 775,825 shares
 in 1994 and 513,028 shares in 1993........       2,490       3,879       2,565
Retirement of 382,936 shares in 1995 and
 857,941 shares in 1994....................      (1,915)     (4,289)        --
Issuance of 3,523,369 shares upon
 conversion of $3.375 cumulative
 convertible preferred stock...............      17,617         --          --
                                             ----------  ----------  ----------
Balance at end of year.....................  $  281,298  $  263,106  $  263,516
                                             ==========  ==========  ==========
SURPLUS:
Balance at beginning of year...............  $  437,653  $  459,713  $  447,691
Net issuance of common stock under stock
 option, restricted stock and restricted
 stock election plans of 497,975 shares in
 1995, 775,825 shares in 1994 and 513,028
 shares
 in 1993...................................      20,276      17,700      12,247
Cost of issuing preferred stock............      (2,437)     (3,983)        --
Treasury stock transactions of affiliate...      (1,568)       (326)       (225)
Retirement of 382,936 common shares in 1995
 and 857,941 shares in 1994................     (16,506)    (35,451)        --
Issuance of 3,523,369 shares upon
 conversion of $3.375 cumulative
 convertible preferred stock...............     152,590         --          --
                                             ----------  ----------  ----------
Balance at end of year.....................  $  590,008  $  437,653  $  459,713
                                             ==========  ==========  ==========
RETAINED EARNINGS:
Balance at beginning of year...............  $1,457,609  $1,204,818  $  998,362
Net income.................................     288,649     340,008     301,205
Foreign currency translation, net of
 taxes.....................................       4,578      16,812      (9,588)
Dividends declared on common stock.........     (78,193)    (69,619)    (56,746)
Dividends declared on issues of preferred
 stock.....................................     (36,379)    (34,410)    (28,415)
                                             ----------  ----------  ----------
Balance at end of year.....................  $1,636,264  $1,457,609  $1,204,818
                                             ==========  ==========  ==========
NET UNREALIZED APPRECIATION (DEPRECIATION)
ON SECURITIES
AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year...............  $ (191,480) $  262,750  $      --
Unrealized appreciation (depreciation).....     172,093    (735,276)    437,845
Income tax (expense) benefit...............     (55,375)    281,046    (175,095)
                                             ----------  ----------  ----------
Balance at end of year.....................  $  (74,762) $ (191,480) $  262,750
                                             ==========  ==========  ==========
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of year...............  $2,639,388  $2,747,222  $2,263,429
Net changes during the year................     368,420    (107,834)    483,793
                                             ----------  ----------  ----------
Balance at end of year.....................  $3,007,808  $2,639,388  $2,747,222
                                             ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            1995         1994         1993
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................  $   288,649  $   340,008  $   301,205
Adjustments to reconcile net income to
 net cash provided by (used) in operat-
 ing activities:
  Depreciation and amortization, net...       73,428       58,120       48,337
  Provision for loan losses............       12,000       19,000       85,000
  Investment securities gains, net.....      (25,663)     (14,971)      (1,295)
  Net (gain) loss on loans sold or held
   for sale............................       (6,765)      (1,763)         843
  Restructuring and related charges....       73,821       16,395          --
  Equity in earnings of affiliate......      (79,481)     (77,376)     (59,463)
  Net change in trading accounts.......      140,088      561,111     (479,614)
  Net change in accounts receivable and
   accrued interest....................      180,605      329,716   (1,494,586)
  Net change in accounts payable and
   accrued expenses....................      276,760   (1,102,251)   1,390,159
  Other, net...........................      (85,115)     (31,061)    (272,253)
                                         -----------  -----------  -----------
Net cash provided by (used) in operat-
 ing activities........................      848,327       96,928     (481,667)
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks...    4,147,566   (4,895,414)   5,948,015
Precious metals........................      206,231     (338,659)    (386,014)
Federal funds sold and securities pur-
 chased under resale agreements........     (625,343)   1,198,540     (817,191)
Short-term investments.................     (111,925)    (157,230)    (289,355)
Purchases of securities held to maturi-
 ty....................................     (236,646)    (130,840)  (3,740,678)
Proceeds from maturities of securities
 held to maturity......................      406,711      261,107    2,828,748
Purchases of securities available for
 sale..................................   (6,752,227)  (3,803,755)    (665,347)
Proceeds from sales of securities
 available for sale....................    1,461,195    3,883,180      346,909
Proceeds from sales of securities held
 to maturity...........................          --           --        89,150
Proceeds from maturities of securities
 available for sale....................    1,664,475    3,058,742          --
Loans..................................   (1,125,115)     119,360   (1,983,538)
Investment in affiliate................       28,133       23,805       19,477
Payment for purchase of Mase Westpac
 Limited, net of cash received.........          --           --      (144,596)
                                         -----------  -----------  -----------
Net cash provided by (used) in invest-
 ing activities........................     (936,945)    (781,164)   1,205,580
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits...............................    2,193,950      (74,821)     893,418
Short-term borrowings..................   (1,078,626)     804,975   (1,663,448)
Due to factored clients................     (151,326)      65,461       55,338
Proceeds from issuance of long-term
 debt..................................      270,970      490,933      654,470
Repayment of long-term debt............   (1,295,600)    (492,003)    (580,071)
Proceeds from issuance of subordinated
 long-term debt........................          --       200,000      250,000
Repayment of subordinated long-term
 debt..................................          --       (66,000)    (108,750)
Net proceeds from issuance of cumula-
 tive preferred stock..................       72,563      146,017          --
Repurchase of cumulative preferred
 stock.................................          --       (33,925)         --
Repurchase of common stock.............      (18,421)     (39,740)         --
Cash dividends paid....................     (113,431)     (98,856)     (83,945)
Other, net.............................       22,342       32,892        3,783
                                         -----------  -----------  -----------
Net cash provided by (used) in financ-
 ing activities........................      (97,579)     934,933     (579,205)
Effect of exchange rate changes on cash
 and due from banks....................       (5,362)     (20,088)       1,214
                                         -----------  -----------  -----------
Net (decrease) increase in cash and due
 from banks............................     (191,559)     230,609      145,922
Cash and due from banks at beginning of
 year..................................      867,242      636,633      490,711
                                         -----------  -----------  -----------
Cash and due from banks at end of
 year..................................  $   675,683  $   867,242  $   636,633
                                         ===========  ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest...........................  $ 1,632,989  $ 1,268,041  $ 1,210,546
    Income taxes.......................       88,347      105,364      157,252
  Transfers from securities available
   for sale to securities held to matu-
   rity................................          --     3,862,350          --
  Transfers from securities held to ma-
   turity to securities available for
   sale................................    1,391,750          --    12,318,395

          See accompanying notes to consolidated financial statements.

                       REPUBLIC NATIONAL BANK OF NEW YORK

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.............................  $   633,621  $   812,180
Interest-bearing deposits with banks................    5,962,065   10,063,458
Precious metals.....................................    1,250,038    1,412,178
Securities held to maturity (approximate market
 value of $4,395,472 in 1995 and $5,406,204 in
 1994)..............................................    4,292,649    5,723,560
Securities available for sale (at approximate market
 value).............................................   10,034,627    4,642,033
                                                      -----------  -----------
    Total investment securities.....................   14,327,276   10,365,593
Trading account assets..............................    3,947,294    2,532,409
Federal funds sold and securities purchased under
 resale agreements..................................    1,679,268    1,108,925
Loans (net of unearned income of $34,988 in 1995 and
 $38,154 in 1994)...................................    8,999,601    7,778,336
  Allowance for possible loan losses................     (274,109)    (294,392)
                                                      -----------  -----------
    Loans, net......................................    8,725,492    7,483,944
Customers' liability on acceptances.................      816,683    1,514,129
Accounts receivable and accrued interest............    1,051,711      883,244
Investment in affiliate (note 6)....................      722,466      607,818
Premises and equipment..............................      387,346      383,380
Other assets........................................      319,426      375,837
                                                      -----------  -----------
  Total assets......................................  $39,822,686  $37,543,095
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Noninterest-bearing deposits:
  In domestic offices...............................  $ 1,662,970  $ 1,638,359
  In foreign offices................................      162,085      114,503
Interest-bearing deposits:
  In domestic offices...............................    8,304,174    8,358,476
  In foreign offices................................   15,198,314   13,813,071
                                                      -----------  -----------
    Total deposits..................................   25,327,543   23,924,409
Trading account liabilities.........................    3,719,639    2,058,815
Short-term borrowings...............................    2,873,499    3,710,782
Acceptances outstanding.............................      818,441    1,517,342
Accounts payable and accrued expenses...............    2,161,664      672,437
Other liabilities...................................      127,341       74,739
Long-term debt......................................    1,355,111    2,380,831
Subordinated long-term debt, primarily with parent..      681,440      681,266
Stockholder's equity (note 19)
  Common stock, $100 par value 4,800,000 shares au-
   thorized; 3,550,000 shares outstanding...........      355,000      355,000
  Surplus...........................................    1,490,278    1,491,846
  Retained earnings.................................      988,799      841,300
  Net unrealized depreciation on securities avail-
   able for sale, net of taxes......................      (76,069)    (165,672)
                                                      -----------  -----------
  Total stockholder's equity........................    2,758,008    2,522,474
                                                      -----------  -----------
  Total liabilities and stockholder's equity........  $39,822,686  $37,543,095
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Republic New York Corporation (the "Corporation") is a United States based bank holding company that provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. In addition to its domestic business, the Corporation is active in international banking where it operates principally as a wholesale bank. The Corporation conducts its business activities in many countries and regions throughout the world and is not dependent on any one market, geographic area, customer or industry segment. However, the negative effects of economic and political events outside the United States cannot be predicted.

  The accounting and reporting policies of the Corporation reflect banking industry practices and conform to generally accepted accounting principles. The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses for the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. A summary of the significant accounting policies followed by the Corporation in the preparation of the accompanying consolidated financial statements is set forth below.

  A. Basis of Consolidation. The consolidated financial statements include the accounts of the Corporation and its subsidiaries, principally Republic National Bank of New York (the "Bank"), Republic New York Securities Corporation ("RNYSC") and Republic Factors Corp. ("Factors"). Investments in affiliates which are less than majority-owned but more than 20% owned are accounted for by the equity method. On January 2, 1996, the operations of Republic Bank for Savings ("RBS"), a wholly-owned subsidiary of the Corporation, was merged into the Bank and accounted for similar to a pooling of interests, effective for financial reporting as of December 31, 1995. Previously reported financial statements of the Bank have been restated to reflect this transaction. Significant intercompany transactions are eliminated in consolidation.

  B. Foreign Operations. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange generally prevailing at year end. Revenue and expense accounts are generally translated at average exchange rates for the year. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is the U.S. dollar, including those financial statements of operations in highly inflationary economies, are included in other income or other expenses together with net gains or losses from related hedges. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is not the U.S. dollar are a component of retained earnings, net of related hedging results, after tax effect.

  Foreign currency amounts of foreign currency denominated assets and liabilities are generally sold or purchased under fixed forward contracts at prices which differ from cost. Such differences, which are considered part of the interest yields, are reflected in net interest income ratably over the life of the contracts.

  C. Statement of Cash Flows. For purposes of the Statement of Cash Flows, the Corporation defines cash and cash equivalents as the Statement of Condition caption cash and due from banks.

  D. Investment Securities. The Corporation accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which was adopted on December 31, 1993. The Corporation designates an investment security and any related hedge as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes debt securities, which are carried at amortized cost, that the Corporation has the positive intent and ability to hold to maturity. The available for sale classification includes debt and marketable equity securities which are carried at estimated fair value. Unrealized gains or losses on securities available for sale and derivative instruments used to hedge these securities are included as a separate component of stockholders' equity, net of tax effect. Gains or losses on sales of securities are recognized by the specific identification method and are recorded in investment securities gains, net.

  The Corporation periodically reviews its intent with respect to securities available for sale and may redesignate these securities and related derivative instruments used as hedges as held to maturity. At the time of redesignation, such securities are recorded at market value, and any unrealized appreciation or depreciation existing with respect to such securities and related hedges continues to be reported as a separate component of stockholders' equity and amortized to interest income over the life of the security.

  E. Trading Account Assets and Liabilities. Securities included as trading account assets are held to benefit from short-term changes in market prices. Trading account securities and liabilities incurred in short-sale transactions are carried at market value. Such liabilities are included in trading account liabilities. Premiums paid or received related to contracts that are marked to market are included in trading account assets or trading account liabilities, respectively. Gains and losses on trading account activities, including market value adjustments, are reported as trading account profits and commissions. Trading account loans are marked to market with the resultant gains or losses included in net gain (loss) on loans sold or held for sale. Interest income and interest expense on trading account assets and liabilities are included in net interest income.

  F. Loans. Loans are carried at their principal amount outstanding, net of unearned income. Unearned income on discounted loans is accreted monthly into interest income.

  Non-accrual loans are those loans (other than factored trade accounts receivable, consumer installment and residential mortgage loans) on which the accrual of interest ceases when principal or interest payments are past due 90 days. A loan may be placed on a non-accrual status prior to the 90-day period if, in management's opinion, conditions warrant. When a loan is placed on a non-accrual basis, all accrued interest receivable is reversed and charged against current interest income. Thereafter, interest income on non-accrual loans is recorded only when received in cash.

  Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy or foreclosure proceedings are instituted. Any accrued interest receivable remains in interest income as an obligation of the borrower. The Corporation charges off any consumer installment loan which is past due 90 days.

  On January 1, 1995, the Corporation adopted SFAS No 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 applies to all loans except large groups of small-balance homogeneous loans that are collectively evaluated for impairment and certain other loans. The Corporation's impaired loans under SFAS No. 114 include loans with principal balances of $500,000 or more. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Such loans have been placed on non-accrual status either because interest or principal are past due or, based on management's judgment, the Corporation does not expect to receive all principal and interest in accordance with the terms of the loan agreements. Impaired loans are measured based on either an estimate of the present value of expected future cash flows at a loan's effective interest rate, the loan's market value or the fair value of collateral if the loan is collateral dependent. Interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

  G. Derivative Products. Derivatives used by the Corporation include futures, forwards, swaps, caps, floors and options in the interest rate, foreign exchange, equity and precious metals commodity markets. The Corporation uses these instruments for trading and to assist in its asset and liability management activities which include hedging.

  The Corporation records unrealized gains and losses on forward, swap, option and other conditional or exchange contracts on a gross basis except when a legally enforceable netting agreement with a counterparty exists.

  Derivatives that are used for trading or to hedge other trading instruments are carried on a mark-to-market basis with resultant gains and losses included in trading account profits and commissions, foreign exchange trading income and income from precious metals. Unrealized gains and option premiums paid are included in trading account assets. Unrealized losses and option premiums received are included in trading account liabilities. In valuing such contracts, the Corporation considers potential credit costs, tenor, future servicing costs, future capital costs and transaction hedging costs which are recognized over the life of the contracts.

  Foreign exchange trading positions are revalued monthly by pricing spot foreign exchange and forward contracts for foreign exchange at prevailing market rates.

  Precious metals activities include arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals, outstanding open positions in contracts for forward delivery, option contracts and precious metals loans and borrowings are revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference of the fixed forward contract price over cost accreted into income from precious metals ratably over the life of the contracts.

  The Corporation enters into interest rate and foreign currency swap and option transactions as part of its asset and liability management activities, including hedging activities. Derivative transactions executed as part of the Corporation's asset-liability management are accounted for on an accrual basis in the interest income or expense of the related asset or liability. The notional amount of contracts used in asset and liability management are recorded as off-balance-sheet transactions. The net settlements on such transactions are accrued as an adjustment to interest income or expense over the lives of the related agreements. Gains or losses on terminated derivative contracts used as hedges of non-trading assets or liabilities, where the underlying asset or liability has not been settled, are deferred and amortized into interest income or interest expense over the life of the original hedge.

  Additionally, the Bank is a licensed depository for the storage of gold and silver bullion and coins traded on various commodity exchanges. Fees derived from such storage are included in other income. The Corporation substantially hedges its total investments in precious metals by forward sales.

  H. Allowance for Possible Loan Losses. The allowance for possible loan losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The provision for loan losses is based on the Corporation's past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include the composition of the loan portfolio and worldwide economic conditions.

  I. Mortgage Servicing Rights. On July 1, 1995, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." SFAS No. 122 eliminates the distinction made in SFAS No. 65 in accounting for mortgage servicing rights which depended on whether the loans were originated by the servicer or purchased. Under SFAS No. 122, mortgage servicers are required to recognize, as separate assets, rights to service loans regardless of how the rights were acquired. The statement also requires, among other things, mortgage servicers who sell or securitize loans on which the servicing rights are retained to allocate the total cost of the loans to the servicing rights and loans if it is practicable to estimate those fair values. Mortgage servicing rights must be assessed periodically for impairment and written down to fair value through a valuation allowance. The effects of initially adopting this SFAS were not material to the Corporation's results of operations.

  J. Income Taxes. The Corporation files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. The earnings of the Corporation's foreign subsidiaries were not subject to U.S. income taxes for taxable years beginning prior to 1987, except to the extent that they were remitted as dividends. The undistributed earnings prior to 1987 of the Corporation's foreign subsidiaries are expected to be reinvested indefinitely in the subsidiaries' operations; accordingly, no provision has been made for such undistributed earnings.

  K. Earnings Per Common Share. Primary earnings per common share are computed by dividing net income, less preferred stock dividend requirements, by the average number of common shares outstanding during each of the years.

  Fully diluted earnings per share are based on the average number of common shares outstanding adjusted for the assumed conversion of outstanding convertible preferred stock from the date of issuance to the actual date of conversion and the additional shares assumed to be issued under stock option plans, if dilutive. Net income applicable to common stock is adjusted by adding back the dividends on the convertible preferred stock.

  L. Reclassification. Certain amounts from prior years have been reclassified to conform with 1995 classifications.

2. INVESTMENT SECURITIES

  The following table presents information related to the Corporation's portfolio of securities held to maturity and available for sale at respective year ends.

                                   SECURITIES HELD TO MATURITY
                             ----------------------------------------
                                              1995
                             ----------------------------------------
                                        GROSS UNREALIZED    ESTIMATED
                                BOOK    -----------------     MARKET
                               VALUE     GAINS    (LOSSES)     VALUE
                             ---------- --------  --------  ----------
                                         (IN THOUSANDS)
U.S. Government and federal
 agency obligations......... $3,783,573 $150,879  $ (8,133)  $3,926,319
Obligations of U.S. states
 and political subdivi-
 sions......................    703,449   52,169    (1,020)     754,598
Interest rate swaps.........        --       --    (85,463)     (85,463)
                             ---------- --------  --------   ----------
                             $4,487,022 $203,048  $(94,616)  $4,595,454
                             ========== ========  ========   ==========

                                   SECURITIES AVAILABLE FOR SALE
                             ----------------------------------------
                                              1995
                             ----------------------------------------
                                        GROSS UNREALIZED     BOOK/
                             AMORTIZED  -----------------    MARKET
                               COST      GAINS   (LOSSES)    VALUE
                             ---------- -------- --------  ----------
                                         (IN THOUSANDS)
U.S. Government and federal
 agency obligations........  $5,768,745 $ 56,788  $(14,567) $ 5,810,966
Domestic debt securities...   2,483,246   11,595    (3,846)   2,490,995
Foreign debt securities....   2,930,613   80,108   (58,322)   2,952,399
Equity securities..........     635,819   21,851   (23,636)     634,034
Interest rate swaps........          --       -   (136,871)    (136,871)
                             ----------  -------  ---------  -----------
                            $11,818,423 $170,342 $(237,242) $11,751,523
                             ==========  =======  =========  ===========

  In December 1995, the Corporation reassessed the appropriateness of its investment securities portfolio classifications under a one-time provision granted in a Special Report issued by the Financial Accounting Standards Board. As a result of this portfolio reassessment, the Corporation transferred certain securities with a book value of approximately $1.4 billion from held to maturity to available for sale. The securities transferred had a net unrealized depreciation, including associated hedges, of $11.2 million before tax effect.

                                             SECURITIES HELD TO MATURITY
                                       ----------------------------------------
                                                        1994
                                       ----------------------------------------
                                                  GROSS UNREALIZED   ESTIMATED
                                          BOOK    -----------------    MARKET
                                         VALUE     GAINS  (LOSSES)     VALUE
                                       ---------- ------- ---------  ----------
                                                   (IN THOUSANDS)
U.S. Government and federal agency
 obligations.........................  $5,263,639 $11,323 $(324,932) $4,950,030
Obligations of U.S. states and polit-
 ical subdivisions...................     624,033  24,624   (22,390)    626,267
Interest rate swaps..................         --   37,951       --       37,951
                                       ---------- ------- ---------  ----------
                                       $5,887,672 $73,898 $(347,322) $5,614,248
                                       ========== ======= =========  ==========

                                          SECURITIES AVAILABLE FOR SALE
                                     -----------------------------------------
                                                       1994
                                     -----------------------------------------
                                                 GROSS UNREALIZED     BOOK/
                                     AMORTIZED  ------------------    MARKET
                                        COST     GAINS   (LOSSES)     VALUE
                                     ---------- -------- ---------  ----------
                                                  (IN THOUSANDS)
U.S. Government and federal agency
 obligations........................ $2,276,964 $  6,367 $ (99,940) $2,183,391
Domestic debt securities............    516,608    6,835    (4,237)    519,206
Foreign debt securities.............  2,300,666   35,314   (82,138)  2,253,842
Equity securities...................    581,933    8,331   (47,751)    542,513
Interest rate swaps.................        --    53,104       --       53,104
                                     ---------- -------- ---------  ----------
                                     $5,676,171 $109,951 $(234,066) $5,552,056
                                     ========== ======== =========  ==========

  The following table presents information for investments in securities held to maturity and securities available for sale at December 31, 1995, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                         SECURITIES HELD TO MATURITY   SECURITIES AVAILABLE FOR SALE
                         ------------------------------------------------------------
                             BOOK        ESTIMATED       AMORTIZED     BOOK/MARKET
                            VALUE       MARKET VALUE        COST          VALUE
                         ------------- ------------------------------ ---------------
                                              (IN THOUSANDS)
Due in one year or
 less................... $       1,632  $       1,642  $    1,109,113 $    1,110,722
Due after one year
 through five years.....        18,394         19,882       1,566,764      1,580,167
Due after five years
 through ten years......        98,404        111,912       1,917,431      1,934,016
Due after ten years.....       585,019        621,162       2,628,061      2,633,172
Mortgage-backed securi-
 ties...................     3,783,573      3,926,319       4,597,054      4,630,317
Interest rate swaps.....           --         (85,463)            --        (136,871)
                         -------------  -------------  -------------- --------------
                         $   4,487,022  $   4,595,454  $   11,818,423 $   11,751,523
                         =============  =============  ============== ==============

  Mortgage-backed securities included in the tables above in held to maturity and available for sale have estimated average lives, based on year end market conditions, of approximately 10.3 years and 10.6 years, respectively. Mortgage-backed securities held to maturity includes a mark-to-market writedown of $64.9 million that is reported in the separate component of stockholders' equity related to securities that were transferred from available for sale in 1994.

  The following table presents the components of net investment security gains and losses attributable to securities held to maturity and securities available for sale in 1995 and 1994.

                                    1995                       1994
                          ------------------------- ---------------------------
                           GROSS   GROSS      NET    GROSS     GROSS      NET
                           GAINS  (LOSSES)   GAINS   GAINS   (LOSSES)    GAINS
                          ------- --------  ------- -------- ---------  -------
                                            (IN THOUSANDS)
Securities held to matu-
 rity:
  Maturities, calls and
   mandatory redemp-
   tions................. $ 3,912 $   (747) $ 3,165 $  3,294 $    (222) $ 3,072
Securities available for
 sale:
  Sales of securities....  31,445  (12,131)  19,314  129,074  (117,846)  11,228
  Maturities, calls and
   mandatory redemp-
   tions.................   3,722     (538)   3,184      716       (45)     671
                          ------- --------  ------- -------- ---------  -------
                          $39,079 $(13,416) $25,663 $133,084 $(118,113) $14,971
                          ======= ========  ======= ======== =========  =======

  The following table presents the components of net investment security gains and losses for 1993.

                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
    Gross gains on:
      Sales of securities........................................    $  5,646
      Maturities, calls and mandatory redemptions................       8,124
    Gross losses on:
      Sales of securities........................................     (11,042)
      Maturities, calls and mandatory redemptions................      (1,433)
                                                                     --------
                                                                     $  1,295
                                                                     ========

  Investment securities having a carrying value of approximately $2.0 billion at December 31, 1995, were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

3. PRECIOUS METALS, TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

  The following table sets forth the Corporation's precious metals trading account and the composition of trading account assets and trading account liabilities at respective year ends.

                                                              1995       1994
                                                           ---------- ----------
                                                              (IN THOUSANDS)
Precious metals........................................... $1,250,038 $1,456,269
                                                           ========== ==========
Trading account assets:
  U.S. Government obligations............................. $  534,258 $  556,980
  U.S. Government agency obligations......................     68,218    100,472
  Other, primarily foreign bonds..........................    301,255    279,967
  Unrealized gains on derivative financial instruments....  3,131,875  1,606,218
                                                           ---------- ----------
                                                           $4,035,606 $2,543,637
                                                           ========== ==========
Trading account liabilities:
  Securities sold, not yet purchased...................... $   12,243 $   29,000
  Payables for precious metals............................    500,889    433,162
  Unrealized losses on derivative financial instruments...  3,206,519  1,625,432
                                                           ---------- ----------
                                                           $3,719,651 $2,087,594
                                                           ========== ==========

  Trading income is generated from the Corporation's participation in the foreign exchange and precious metals markets and by its activities as an international dealer in other derivative contracts, including interest rate swaps, and from trading securities. The Corporation reports the net trading income from each of these activities, which includes mark-to-market adjustments and any related direct trading expenses, on the statement of income as foreign exchange trading income, income from precious metals and trading account profits and commissions, respectively.

  The following table presents net trading income related to the Corporation's trading activities for each of the last three years.

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Income from precious metals....................... $ 38,049  $ 50,930  $ 37,910
Foreign exchange trading income...................  113,051    91,028   111,572
Trading account profits and commissions:
  Debt securities and loans.......................   25,546   (10,276)   20,021
  Interest rate futures, forwards and swaps, and
   commodity, equity and other derivative
   contracts......................................     (800)   37,633    58,721
                                                   --------  --------  --------
                                                     24,746    27,357    78,742
                                                   --------  --------  --------
Total trading income.............................. $175,846  $169,315  $228,224
                                                   ========  ========  ========

  The following tables present information related to the fair value, after the effect of netting agreements, which is also the carrying value, of derivative instruments held for trading purposes.

                                            AVERAGE FAIR
                                            VALUE DURING      FAIR VALUE AT
                                                1995        DECEMBER 31, 1995
                                            ------------- ----------------------
                                               ASSETS
                                            (LIABILITIES)   ASSETS   LIABILITIES
                                            ------------- ---------- -----------
                                                       (IN THOUSANDS)
INTEREST RATE:
  Futures and forwards.....................   $  24,768   $    7,078 $   36,719
  Swaps....................................     104,339      742,583    784,671
  Options written..........................    (275,127)         --     200,397
  Options purchased........................     329,858      302,035        --
                                              ---------   ---------- ----------
                                              $ 183,838   $1,051,696 $1,021,787
                                              =========   ========== ==========
FOREIGN EXCHANGE:
  Spot, swaps, futures and forwards........   $  27,506   $1,405,691 $1,332,608
  Options written..........................    (476,767)         --     638,400
  Options purchased........................     479,881      658,307        --
                                              ---------   ---------- ----------
                                              $  30,620   $2,063,998 $1,971,008
                                              =========   ========== ==========
OTHER-PRINCIPALLY PRECIOUS METALS:
  Swaps, futures and forwards..............   $   4,674   $   97,548 $  142,051
  Options written..........................     (50,147)         --      71,673
  Options purchased........................      46,550       71,565        --
                                              ---------   ---------- ----------
                                              $   1,077   $  169,113 $  213,724
                                              =========   ========== ==========
                                            AVERAGE FAIR
                                            VALUE DURING      FAIR VALUE AT
                                                1994        DECEMBER 31, 1994
                                            ------------- ----------------------
                                               ASSETS
                                            (LIABILITIES)   ASSETS   LIABILITIES
                                            ------------- ---------- -----------
                                                       (IN THOUSANDS)
INTEREST RATE:
  Futures and forwards.....................   $  19,602   $   33,153 $   29,839
  Swaps....................................     161,197      354,431    202,253
  Options written..........................    (408,343)         --     241,455
  Options purchased........................     308,838      231,123        --
                                              ---------   ---------- ----------
                                              $  81,294   $  618,707 $  473,547
                                              =========   ========== ==========
FOREIGN EXCHANGE:
  Spot, swaps, futures and forwards........   $  12,733   $  619,641 $  664,125
  Options written..........................    (225,563)         --     378,238
  Options purchased........................     232,848      367,870        --
                                              ---------   ---------- ----------
                                              $  20,018   $  987,511 $1,042,363
                                              =========   ========== ==========
OTHER-PRINCIPALLY PRECIOUS METALS:
  Swaps, futures and forwards..............   $  (1,037)  $   45,662 $   71,064
  Options written..........................     (56,592)         --      38,458
  Options purchased........................      58,885       45,990        --
                                              ---------   ---------- ----------
                                              $   1,256   $   91,652 $  109,522
                                              =========   ========== ==========

4. LOANS

  The following table sets forth the composition of the Corporation's loan portfolio at respective year ends.

                                                            1995        1994
                                                         ----------  ----------
                                                            (IN THOUSANDS)
Domestic:
  Real estate--residential mortgage..................... $1,171,158  $1,245,500
  Real estate--commercial...............................  1,791,693   1,813,878
  Banks and other financial institutions................     28,291      83,010
  Broker loans..........................................  1,086,530     559,019
  Commercial and industrial.............................  2,004,783   2,242,124
  Individuals...........................................    389,520     106,195
  All other.............................................    187,360      11,810
Foreign.................................................  3,219,613   2,899,063
                                                         ----------  ----------
                                                          9,878,948   8,960,599
  Less unearned income..................................    (34,988)    (47,109)
                                                         ----------  ----------
Loans, net of unearned income........................... $9,843,960  $8,913,490
                                                         ==========  ==========

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The Corporation's allowance for possible loan losses is determined by management, based on previous loan loss experience, prevailing and anticipated economic conditions and the composition of the loan portfolio, all of which are continuously reviewed. The allowance is viewed by management to be an adequate, single, unallocated reserve, available for potential loan losses. To comply with regulatory reporting requirements, management has allocated the allowance for possible loan losses between domestic and foreign components. By such allocation, management does not intend to imply that future charge-offs will necessarily follow the same pattern or that any portion of such allowance is restricted in any way.

  Changes in the Corporation's allowance for possible loan losses applicable to domestic and foreign operations for each of the years in the three-year period ended December 31, 1995 were as follows:

                                     1995                          1994                          1993
                          ----------------------------  ----------------------------  ----------------------------
                          DOMESTIC  FOREIGN    TOTAL    DOMESTIC  FOREIGN    TOTAL    DOMESTIC  FOREIGN    TOTAL
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                           (IN THOUSANDS)
Balance, January 1......  $191,887  $127,333  $319,220  $189,499  $122,356  $311,855  $161,699  $ 79,321  $241,020
Provision...............    12,000       --     12,000    16,000     3,000    19,000    55,000    30,000    85,000
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                           203,887   127,333   331,220   205,499   125,356   330,855   216,699   109,321   326,020
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Charge-offs.............   (48,135)   (3,356)  (51,491)  (27,200)  (17,355)  (44,555)  (46,170)  (12,731)  (58,901)
Recoveries..............    10,981     5,007    15,988    13,588    12,639    26,227    18,673     5,726    24,399
Net recoveries of
 restructuring countries
 debt...................       --      4,227     4,227       --      6,899     6,899       --     21,238    21,238
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
  Net (charge-offs)
   recoveries...........   (37,154)    5,878   (31,276)  (13,612)    2,183   (11,429)  (27,497)   14,233   (13,264)
Allowance of acquired
 companies..............       --        --        --        --        --        --        297       --        297
Translation adjustment..       --        649       649       --       (206)     (206)      --     (1,198)   (1,198)
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance, December 31....  $166,733  $133,860  $300,593  $191,887  $127,333  $319,220  $189,499  $122,356  $311,855
                          ========  ========  ========  ========  ========  ========  ========  ========  ========

  The following table presents the book balances of the Corporation's non-accrual and restructured loans (excluding consumer installment loans) at respective year ends.

                                                         1995    1994     1993
                                                        ------- ------- --------
                                                             (IN THOUSANDS)
Domestic............................................... $49,311 $43,392 $ 48,084
Foreign................................................  18,561  14,734   46,809
                                                        ------- ------- --------
Non-accrual loans......................................  67,872  58,126   94,893
Restructured loans.....................................  14,383  28,330   63,008
                                                        ------- ------- --------
                                                        $82,255 $86,456 $157,901
                                                        ======= ======= ========

  Included in the above table at December 31, 1995 are impaired loans with a book value of $46.0 million. At December 31, 1995, the Corporation's recorded investment in impaired loans included $35.6 million of impaired loans with a related allowance for loan losses of $9.7 million and $10.4 million of impaired loans with no related allowance for loan losses. The average recorded investment in impaired loans, net of charge-offs, for the year 1995 was $39.6 million.

  The following table presents the effect of non-accrual and restructured loans on interest income for each of the years in the three-year period ended December 31, 1995.

                                                          1995   1994    1993
                                                         ------ ------- -------
                                                             (IN THOUSANDS)
Gross amount of interest that would have been earned at
 original contract rates:
  Domestic.............................................  $4,349 $ 7,430 $11,321
  Foreign..............................................   2,478   2,713   6,685
                                                         ------ ------- -------
                                                         $6,827 $10,143 $18,006
                                                         ====== ======= =======
Actual amount recorded as interest income:
  Domestic.............................................  $2,319 $ 3,318 $ 7,368
  Foreign..............................................     449     318   1,654
                                                         ------ ------- -------
                                                         $2,768 $ 3,636 $ 9,022
                                                         ====== ======= =======
Foregone interest income:
  Domestic.............................................  $2,030 $ 4,112 $ 3,953
  Foreign..............................................   2,029   2,395   5,031
                                                         ------ ------- -------
                                                         $4,059 $ 6,507 $ 8,984
                                                         ====== ======= =======

  Included in the above table in 1995 is $151,000 of recorded interest income on impaired loans.

6. INVESTMENT IN AFFILIATE

  In 1988, the Corporation established Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, to which the Bank contributed its European banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar. The Corporation, Saban S.A. (see Note 18), a Panamanian holding company wholly-owned by Mr. Edmond J. Safra, and international investors owned approximately 49.2%, 20.9% and 29.9%, respectively, of the outstanding common shares of Safra Republic at December 31, 1995.

  Summary financial information for Safra Republic for the last two years is as follows:

                                                           1995        1994
                                                        ----------- -----------
                                                            (IN THOUSANDS)
    Total assets....................................... $15,660,544 $12,487,010
    Total deposits.....................................  11,347,601   9,363,840
    Total shareholders' equity.........................   1,467,807   1,246,353
    Operating revenue..................................   1,009,255     816,887
    Net income.........................................     162,104     158,575

  For additional information on Safra Republic, see the accompanying financial statements in "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

7. PREMISES AND EQUIPMENT

  A summary of the Corporation's premises and equipment at respective year ends follows.

                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
    Premises................................................ $475,428  $464,412
    Equipment...............................................  170,808   146,122
                                                             --------  --------
                                                              646,236   610,534
    Less accumulated depreciation and amortization.......... (209,465) (182,517)
                                                             --------  --------
                                                             $436,771  $428,017
                                                             ========  ========

  Other operating expenses included depreciation and amortization of $44.1 million in 1995, $37.2 million in 1994 and $32.5 million in 1993. The estimated useful lives are 10 to 50 years for premises and 3 to 10 years for equipment.

8. SHORT-TERM BORROWINGS

  The following table presents the Corporation's short-term borrowings at respective year ends.

                                                           1995       1994
                                                        ---------- ----------
                                                           (IN THOUSANDS)
    Federal funds purchased and securities sold under
     repurchase agreements............................. $1,231,744 $  987,110
    Commercial paper...................................    667,563    979,390
    Other borrowings...................................  1,991,461  3,002,894
                                                        ---------- ----------
                                                        $3,890,768 $4,969,394
                                                        ========== ==========

  Federal funds purchased generally mature one business day following the sale date. Securities sold under repurchase agreements and commercial paper generally mature within 30 days and 90 days, respectively, from the related dates of sale. Other borrowings generally mature within twelve months.

  Included in other borrowings at December 31, 1994, was $1.0 billion of 4.30% Notes due March 8, 1995 that were repaid at maturity.

  The Corporation has $180 million of lines of credit outstanding to support its commercial paper program, for which it has authority to issue up to $2.5 billion of such borrowings.

9. LONG-TERM DEBT

  The following tables present a summary of long-term debt and subordinated long-term debt and perpetual capital notes at respective year ends.

 Long-Term Debt:

                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Republic New York Corporation:
  8 3/8% Notes due May 1, 1996........................... $  100,000 $  100,000
  8 3/8% Debentures due February 15, 2007................    100,000    100,000
                                                          ---------- ----------
                                                             200,000    200,000
                                                          ---------- ----------
Republic National Bank of New York:
  5.20% Notes due January 17, 1995.......................        --     250,000
  5 3/4% Notes due February 1, 1995......................        --     500,000
  6.40% Notes due April 15, 1995.........................        --     200,000
  4.90% Notes due July 27, 1995..........................        --     100,000
  New Zealand Dollar Floating Rate Notes due August 4,
   1995..................................................        --      54,600
  4 3/4% Notes due October 15, 1995......................        --     191,000
  LIBOR Accrual Notes due February 2, 1996 (0%)..........     20,100     20,100
  S&P 500 Index Notes due August 4, 2000.................     20,000        --
  Other long-term debt...................................     16,821     17,911
  Collateralized repurchase agreements...................  1,298,190  1,047,220
                                                          ---------- ----------
                                                           1,355,111  2,380,831
                                                          ---------- ----------
                                                          $1,555,111 $2,580,831
                                                          ========== ==========

  The rate in effect at December 31, 1995 for the floating rate issue is shown in parentheses.

  The Bank has established a $5.0 billion Global Bank Note Program (the "Program") authorizing the periodic sale, globally, of notes (the "Notes") by the Bank, including through its overseas branches. A group of major international securities dealers are eligible to participate in the offerings pursuant to the Program. Notes may be issued for any maturity of 30 days or more, subject to regulatory compliance. Notes may be denominated in various currencies, may pay a fixed or floating rate based on one or more indices and, unless otherwise specified, will be issued only in minimum denominations of $250,000 and integral multiples of $1,000 in excess thereof. The Notes are direct, unconditional and unsecured general obligations of the Bank, do not evidence deposits and are not insured by the FDIC. Notes to be issued as part of the program have been accepted for listing on the Luxembourg Stock Exchange. At December 31, 1995, $20 million of Notes were outstanding pursuant to this Program.

  All other outstanding notes of the Bank were issued under an authorization by its Board of Directors which allows for an aggregate of up to $7 billion of such obligations to be outstanding at any time. All such outstanding notes of the Bank are unsecured debt obligations and are not subject to redemption prior to maturity.

  Collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year.

  All of the outstanding long-term notes and debentures of the Corporation are direct unsecured obligations and are not subordinated in right of payment to any other unsecured indebtedness of the Corporation.

  The Corporation and the Bank are obligated with respect to the above long-term debt to make aggregate principal payments in each of the next five years as follows: $351 million in 1996, $292 million in 1997, $32 million in 1998, $1.7 million in 1999 and $270 million in 2000.

 Subordinated Long-Term Debt and Perpetual Capital Notes:

                                                             1995       1994
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Republic New York Corporation:
  9 1/2% Subordinated Notes due July 1, 2000............. $  100,000 $  100,000
  9 3/4% Subordinated Notes due December 1, 2000.........    100,000    100,000
  7 7/8% Subordinated Notes due 2001.....................    100,000    100,000
  8.25% Subordinated Notes due 2001......................    150,000    150,000
  8 7/8% Subordinated Notes 2001.........................    100,000    100,000
  7 3/4% Subordinated Notes due May 15, 2002.............    150,000    150,000
  7 1/4% Subordinated Notes due July 15, 2002............    250,000    250,000
  Floating Rate Subordinated Notes due August 2002 (
   5.8931%)..............................................    100,000    100,000
  Floating Rate Subordinated Notes due October 2002
   (5.9713%).............................................    150,000    150,000
  Subordinated Floating Rate Yield Curve Notes due 2002
   (5.4625%).............................................    100,000    100,000
  5 7/8% Subordinated Notes due 2008.....................    250,000    250,000
  7 3/4% Subordinated Notes due 2009.....................    200,000    200,000
  9.70% Subordinated Notes due February 1, 2009..........    150,000    150,000
  9 1/2% Subordinated Debentures due April 15, 2014......    150,000    150,000
  9 1/8% Subordinated Notes due 2021.....................    100,000    100,000
  9.30% Subordinated Notes due 2021......................    100,000    100,000
  Perpetual Capital Notes (6.1875%)*.....................    150,000    150,000
                                                          ---------- ----------
                                                           2,400,000  2,400,000
Republic National Bank of New York:
  Other subordinated long-term debt......................      6,440      6,266
                                                          ---------- ----------
                                                          $2,406,440 $2,406,266
                                                          ========== ==========

* These notes are redeemable prior to maturity.
 The rates in effect at December 31, 1995 for floating rate issues are shown in parentheses.

  The Corporation's outstanding issues of subordinated notes and debentures are all direct unsecured obligations of the Corporation. Interest rates on subordinated floating rate note issues are determined quarterly or semi-annually by formulas based on certain money market rates and, in the case of the issues of the Floating Rate Subordinated Notes due 2002, are subject to minimum rates of 5% per annum.

  The Corporation has an outstanding shelf registration statement pursuant to which it may issue, from time to time in public offerings, debt securities, warrants on debt securities, currency warrants, stock-index warrants, other warrants, preferred stock, depositary shares representing preferred stock, preferred stock warrants or common stock warrants. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion. At December 31, 1995, an aggregate of $675 million principal amount of outstanding debt securities and preferred stock had been issued pursuant to such registration statement.

  The Corporation's $200 million principal amount of 7 3/4% Subordinated Notes due 2009 are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received by the Corporation from the sale of the Notes were used for general corporate purposes.

  The Corporation's $150 million principal amount of Putable (or Perpetual) Capital Notes (the "PCNs") are a component of total qualifying capital under applicable risk-based capital rules. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, PCNs may be exchanged for securities that constitute permanent primary capital securities (the "capital securities") for regulatory purposes, (2) at the option of the Corporation on 90 days prior notice, the PCNs may be either (i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of the Corporation's consolidated retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

  The PCNs are unsecured and subordinated in right of payment to all senior indebtedness of the Corporation. The interest rate for each six-month interest period is determined by a formula based on certain money market rates.

  The Corporation and the Bank are obligated with respect to the above subordinated long-term debt to make principal payments within the next five years as follows: $6.4 million in 1999 and $200 million in 2000.

10. PREFERRED STOCK

  The Corporation's authorized preferred stock is 20 million shares. The following table presents information related to the Corporation's issues of preferred stock outstanding at respective year ends.

                                             DIVIDEND
                                 SHARES      RATE AT            AMOUNT
                               OUTSTANDING DECEMBER 31,       OUTSTANDING
                               ----------- ------------ -----------------------
                                  1995         1995        1995        1994
                               ----------- ------------ ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
$1.8125 Cumulative Preferred
 Stock ($25 stated value).....  3,000,000        7.25%  $    75,000 $       --
6,000,000 Depositary shares
 each representing a one-
 fourth interest in a share of
 adjustable rate Cumulative
 Preferred Stock, Series D
 ($100 stated value)..........  1,500,000        5.31%      150,000     150,000
$1.9375 Cumulative Preferred
 Stock ($25 stated value).....  4,000,000        7.75%      100,000     100,000
Dutch Auction Rate Transfer-
 able Securities Preferred
 Stock ("DARTS(TM)")
  Series A ($100,000 stated
   value).....................        625        4.40%       62,500      62,500
  Series B ($100,000 stated
   value).....................        625        4.41%       62,500      62,500
Remarketed Preferred ("RP")
 ($100,000 per share liquida-
 tion preference).............        750   4.30-4.68%       75,000      75,000
Money Market Cumulative Pre-
 ferred ("MMP") ($100,000 per
 share liquidation prefer-
 ence)........................        500        4.42%       50,000      50,000
$3.375 Cumulative Convertible
 Preferred Stock ($50 stated
 value).......................        --          --            --      172,500
                                ---------               ----------- -----------
                                8,502,500               $   575,000 $   672,500
                                =========               =========== ===========

  On June 26, 1995, the Corporation sold, in a public offering, 3 million shares of $1.8125 Cumulative Preferred Stock ($25 Stated Value) (the "Preferred Stock") with an aggregate stated value of $75 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received have been used for general corporate purposes, including payment to holders of the $3.375 Cumulative Convertible Preferred Stock who, in connection with the Corporation's call for redemption described below, elected to redeem.

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

  The 6 million depositary shares outstanding each represent a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Series D Stock"). The dividend rate on the Series D Stock is determined quarterly, by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended December 31, 1995, was 5.31%. The Series D Stock will be redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999, at $100 per share (which is equivalent to $25 per depositary share), plus accrued and unpaid dividends to the redemption date. The net proceeds were used for general corporate purposes.

  The shares of $1.9375 Cumulative Preferred Stock with a stated value of $25 per share may be redeemed on or after February 27, 1997, at the option of the Corporation, in whole or in part, at $25 per share, plus, in all cases, accrued and unpaid dividends to the redemption date.

  Dividend rates for each dividend period are set pursuant to an auction procedure for the DARTS(TM) and the MMP, and by a remarketing through the remarketing agent for the RP. The maximum applicable dividend rates on the shares of DARTS(TM), RP and MMP range from 110% to 175% of the 60-day "AA" composite commercial paper rate.

  DARTS(TM) of each series are redeemable in whole or in part, at the option of the Corporation, at $100,000 per share, plus accrued and unpaid dividends to the redemption date. DARTS(TM) are also redeemable, at the option of the Corporation, on any dividend payment date for such series, in whole but not in part, at a redemption price of $100,000 per share plus the payment of accrued and unpaid dividends, if the applicable rate for such series fixed with respect to the dividend period for such series ending on such dividend payment date equals or exceeds the 60-day "AA" composite commercial paper rate on the date of determination of such applicable rate.

  The shares of RP are redeemable, in whole or in part, at the option of the Corporation, at a redemption price of $100,000 per share, plus the payment of accrued and unpaid dividends to the date fixed for redemption.

  The shares of MMP are redeemable, in whole or in part, at the option of the Corporation, at a redemption price of $100,000 per share, plus the payment of accrued and unpaid dividends to the redemption date. The shares of MMP are also redeemable, at the option of the Corporation, on any dividend payment date, in whole but not in part, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, if the applicable rate fixed for the dividend period ending on the day preceding such dividend payment date equals or exceeds the 60-day "AA" composite commercial paper rate on the date of determination of such applicable rate.

11. INCOME TAXES

  Total income tax expense (benefit) for each of the years in the three-year period ended December 31, 1995 was allocated as follows:

                                                    1995     1994       1993
                                                  -------- ---------  --------
                                                        (IN THOUSANDS)
Income from operations........................... $109,466 $ 152,358  $150,153
Stockholders' equity:
  Net unrealized appreciation (depreciation) on
   securities available for sale, net of taxes...   55,375  (281,046)  175,095
  Foreign currency translation, net..............    3,456     1,067    (8,653)
                                                  -------- ---------  --------
                                                  $168,297 $(127,621) $316,595
                                                  ======== =========  ========

  The components of the Corporation's consolidated income tax expense from operations were as follows:

                                                     1995     1994       1993
                                                   -------- --------   --------
                                                         (IN THOUSANDS)
Current Tax Expense:
  Federal......................................... $ 59,312 $ 53,093   $129,856
  Foreign.........................................   19,150    21,138    27,980
  State and other.................................    6,700     8,837    34,085
                                                   -------- --------   --------
                                                     85,162    83,068   191,921
                                                   -------- --------   --------
Deferred Tax Expense (Benefit):
  Federal.........................................   24,304    62,194   (29,312)
  State and other.................................      --      7,096   (12,456)
                                                   -------- --------   --------
                                                     24,304    69,290   (41,768)
                                                   -------- --------   --------
                                                   $109,466 $152,358   $150,153
                                                   ======== ========   ========

  Income tax expense on operations amounted to $109.5 million for 1995, $152.4 million for 1994 and $150.2 million for 1993, representing effective tax rates of 27.5%, 30.9% and 33.3%, respectively. Total tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate because of the following:

                                                         % OF PRETAX INCOME
                                                        ----------------------
                                                         1995    1994    1993
                                                        ------  ------  ------
  Federal tax expense at statutory rates...............   35.0    35.0    35.0
  State and local income tax, net of federal tax bene-
   fit.................................................    1.1     2.1     2.6
  Interest and dividend income exempt from federal
   tax.................................................   (6.4)   (4.6)   (4.4)
  Other, net...........................................   (2.2)   (1.6)    0.1
                                                        ------  ------  ------
  Income tax expense as reported.......................   27.5    30.9    33.3
                                                        ======  ======  ======

  The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below.

                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Provision for loan losses.................................. $125,149 $119,545
  Exempt income from subsidiary acquisition..................   23,564   33,260
  Unrealized losses on trading account assets and securities
   available for sale........................................   15,499  106,087
  Employee benefits..........................................   20,407   15,494
  Restructuring and related charges..........................   28,282      --
  Other......................................................    7,950    7,047
                                                              -------- --------
                                                               220,851  281,433
                                                              -------- --------
Deferred tax liabilities:
  Depreciation...............................................   48,555   46,516
  Domestic tax on overseas income............................   87,411   63,721
  Interest and discount income...............................   38,833   47,513
                                                              -------- --------
                                                               174,799  157,750
                                                              -------- --------
Net deferred tax asset....................................... $ 46,052 $123,683
                                                              ======== ========

  There was no valuation adjustment at December 31, 1995, and 1994 respectively.

  The Corporation has not recognized a deferred tax liability of approximately $100.0 million for undistributed earnings of foreign subsidiaries for taxable years beginning prior to 1987 because the Corporation does not expect those earnings to be distributed and become taxable to the Corporation in the foreseeable future. As of December 31, 1995, the undistributed earnings of these foreign subsidiaries were approximately $365.0 million. Cumulative foreign tax credits of approximately $28.5 million at December 31, 1995 are available for utilization by the Corporation against U.S. income taxes that would arise upon a dividend distribution by its foreign subsidiaries.

  The following table distributes the Corporation's income before income taxes between its domestic and foreign offices for each of the last three years.

                                                        1995     1994     1993
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Foreign.............................................. $286,576 $220,377 $230,523
Domestic.............................................  111,539  271,989  220,835
                                                      -------- -------- --------
                                                      $398,115 $492,366 $451,358
                                                      ======== ======== ========

12. RESTRUCTURING AND RELATED CHARGES

  In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. The implementation stage of this project began in the second quarter of 1995 and is anticipated to be completed in the second quarter of 1996. Approximately 800 employees will be terminated under the restructuring plan, of which two-thirds are non-officer level employees. Approximately 650 employees were terminated during 1995 with the remainder to be terminated by the end of the second quarter of 1996.

  The components of the restructuring charge taken during 1995 were as follows:

                                                                  (IN THOUSANDS)
         Salaries and employee benefits..........................    $ 71,000
         Occupancy, net..........................................      10,000
         Other expenses..........................................      39,000
                                                                     --------
                                                                     $120,000
                                                                     ========

  Salaries and employee benefits charges include the cost of terminations and other benefits. The charge to occupancy consists of lease termination costs for space that is expected to be vacated, space consolidation and anticipated losses to be incurred on the sale of properties to be vacated. Other expenses include project-related implementation costs. Cash expenditures relating to the restructuring program have been made from the Corporation's operating activities and have not had an adverse impact on its liquidity.

  The following table presents a summary of activity in the accrual of restructuring and related charges.

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
          Provision for restructuring and related charges........    $120,000
          Payments...............................................     (46,179)
          Non-cash writedowns....................................      (9,858)
                                                                     --------
            Balance December 31, 1995............................    $ 63,963
                                                                     ========

  The payments made during 1995 relate primarily to severance costs and project-related expenses. Non-cash writedowns relate primarily to vacated facilities and write-offs of equipment and leasehold improvements.

13. BENEFITS

 Retirement Benefits

  The Bank has a Retirement Plan (the "U.S. Plan") which covers substantially all U.S. employees of the Corporation, the Bank and their respective subsidiaries. Benefits are based on an employee's years of creditable service and average base salary for the highest paid five consecutive years during the last ten years of employment. The Corporation's funding policy is to contribute annually an amount necessary to satisfy the Employee Retirement Income Security Act ("ERISA") funding standards.

  The following table sets forth the U.S. Plan's funded status and amounts recognized in the Corporation's Statement of Condition at respective year ends.

                                                              1995       1994
                                                            ---------  ---------
                                                              (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including vested
       benefits of $(106,019 ) in 1995 and $(90,843) in
       1994...............................................  $(117,545) $(102,687)
                                                            =========  =========
    Plan assets at fair value, primarily mutual funds and
     the balance in listed stocks and bonds...............  $ 175,943  $ 146,138
    Projected benefit obligation for service rendered to
     date.................................................   (155,466)  (132,574)
                                                            ---------  ---------
    Excess of plan assets over projected benefit obliga-
     tion.................................................     20,477     13,564
    Unrecognized net (gain) from past experience different
     from that assumed and effects of changes in assump-
     tions................................................    (12,317)    (2,113)
    Prior service cost not yet recognized in net periodic
     pension cost.........................................        904      1,211
    Unrecognized net asset being recognized over 16
     years................................................     (6,035)    (7,041)
                                                            ---------  ---------
      Prepaid pension expense included in other assets....  $   3,029  $   5,621
                                                            =========  =========

  Net pension expense in each of the last three years consisted of the following:

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Service cost-benefits earned during the period... $  6,295  $  6,250  $  5,754
Interest cost on projected benefit obligation....   10,824     9,575     8,825
Actual return on plan assets.....................  (29,893)      (66)  (14,105)
Net amortization and deferral....................   17,471   (10,406)    4,469
                                                  --------  --------  --------
  Net periodic pension expense................... $  4,697  $  5,353  $  4,943
                                                  ========  ========  ========

  The following table presents the economic assumptions used to calculate the projected benefit obligation and pension expense in each of the last three years.

                                                               1995  1994  1993
                                                               ----  ----  ----
    Discount rate............................................. 7.0%  8.0%  7.0%
    Rate of compensation increase............................. 5.0   6.0   5.0
    Expected long-term rate of return on plan assets.......... 8.0   8.0   7.0

  In addition to the above funded U.S. Plan, the Corporation established an unfunded benefit maintenance plan and a supplemental pension plan for certain employees, executive officers and directors. The expense related to these plans amounted to $2.2 million in 1995, $2.1 million in 1994 and $2.0 million in 1993. The unfunded liability for these plans was $12.0 million and $10.0 million at December 31,1995 and 1994, respectively.

  Retirement benefits in foreign locations generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate pension expense for such plans was approximately $3.6 million in 1995 and 1994 and $3.7 million in 1993.

 Postretirement Benefits

  The Corporation provides postretirement life insurance benefits to its current employees and provides certain retired employees with health care and life insurance benefits. The Corporation's plan for its postretirement benefit obligation is unfunded.

  The following table sets forth information related to the Corporation's postretirement benefit obligation at respective year ends.

                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees including covered dependents and beneficia-
       ries...............................................  $(24,932) $(21,991)
      Fully eligible actives..............................    (1,067)     (834)
      Other actives.......................................      (691)     (362)
                                                            --------  --------
                                                             (26,690)  (23,187)
    Unrecognized net gain.................................    (8,289)   (9,735)
    Unrecognized transition obligation being recognized
     over 20 years........................................    15,275    16,228
                                                            --------  --------
      Postretirement benefit obligation included in other
       liabilities........................................  $(19,704) $(16,694)
                                                            ========  ========

  A discount rate of 7% and a 5% compensation increase were used to measure the accumulated postretirement benefit obligation in 1995. A discount rate of 8% and a 6% compensation increase were used to measure the accumulated postretirement benefit obligation in 1994. In 1993, the rates used were 7% and 5%. The effect of raising health care gross eligible charges by 1% would increase the aggregate of service cost and interest cost by approximately $222,000 and the accumulated postretirement benefit obligation by approximately $2.5 million.

  The health care trend rate used to measure the expected costs of benefits for 1996 is projected to be 11.0% for those under age 65 and 9.6% for those 65 and older. The rates for those under age 65 and for those 65 and older are assumed to decrease by 1% and 0.4%-0.5% per year, respectively, until they reach 6.0% and stabilize at that rate.

  Net postretirement benefit expense for each of the last three years was as follows:

                                                          1995    1994    1993
                                                         ------  ------  ------
                                                            (IN THOUSANDS)
Service cost...........................................  $   76  $   92  $   92
Interest cost on accumulated postretirement benefit ob-
 ligation..............................................   1,848   1,744   1,910
Amortization of transitional accumulated postretirement
 benefit obligation....................................     953     953     953
Amortization of net gain...............................    (436)   (178)    --
                                                         ------  ------  ------
  Net periodic expense.................................  $2,441  $2,611  $2,955
                                                         ======  ======  ======

 Postemployment Benefits

  The Corporation accounts for postemployment benefits by recognizing an obligation for the estimated cost of postemployment benefits. Postemployment is defined as the period after employment but before retirement if certain conditions are met. Postemployment benefits include, but are not limited to, salary continuation, severance benefits, job training and counseling, health care and life insurance coverage.

 Stock-Based Compensation

  With the approval of the stockholders at their 1995 Annual Meeting, the Corporation established the 1995 Long-Term Incentive Stock Plan (the "1995 Plan"). The 1995 Plan was designed to consolidate the Corporation's 1985 Incentive Stock Option Plan, 1985 Non-Qualified Stock Option Plan, and 1985 Restricted Stock Plan (together, the "Prior Plans") and provides for the award of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and other stock-based awards (each, an "Award"), which may be granted individually or in combination to eligible persons. The 1995 Plan provides that it shall terminate on the tenth anniversary of its effective date. At the time the 1995 Plan was established, 1,140,800 shares of the Corporation's Common Stock were set aside for Awards pursuant to the Plan, representing the number of shares authorized for awards, but not presently awarded, under the Prior Plans. At December 31, 1995, an aggregate of 699,885 shares of Common Stock remained available to be awarded under the 1995 Plan. The Prior Plans expired by their terms in 1995 and no new awards may be granted thereunder. However, awards previously granted under the Prior Plans that remain outstanding will continue to be administered in compliance with the terms and conditions of the applicable Prior Plan.

  During 1995, 1994 and 1993, the Corporation issued, net of cancellations, 190,365 shares, 694,207 shares and 470,824 shares of Common Stock, respectively, with an approximate market value as of the date of issue of $11.2 million, $33.2 million and $23.7 million, respectively, in accordance with the terms of Restricted Stock Awards granted under the 1995 Plan and the 1985 Restricted Stock Plan. Such market value is amortized as an expense over the period for which such shares are restricted.

  The Corporation also issues stock pursuant to the terms of the Restricted Stock Election Plan, which allows certain officers who have earned deferred compensation to elect to receive payment in the form of Restricted Stock of the Corporation. During 1995, 1994 and 1993, 760 shares, 768 shares and 604 shares, respectively, of the Corporation's Common Stock were issued in lieu of cash dividends pursuant to such Plan, with approximate market values as of the dates of issue of $38,000, $37,000 and $30,000, respectively.

  Options to purchase Common Stock, which may be non-qualified or incentive stock options, may be granted at an exercise price determined at the time the option is granted by the Employee Compensation and Benefits Committee of the Corporation's Board of Directors (the "Compensation Committee"); provided, however, that in the case of an incentive stock option, the exercise price must be at least 100% of the fair market value of a share of the Common Stock on the date of grant. Incentive stock options must comply with certain requirements in order that the holders of such options may receive certain beneficial tax treatment in the disposition of shares acquired on the exercise of such an option. Options become exercisable at the times and in the amounts determined by the Compensation Committee in connection with awarding grants.

  The following is a summary of options transactions in each of the last three years. All of such options were granted pursuant to the 1985 Incentive Stock Option Plan or the 1985 Non-Qualified Stock Option Plan. As of December 31, 1995, no options had been granted under the 1995 Plan.

                                                                  OPTION PRICE
                                                        OPTIONS     PER SHARE
                                                        --------  -------------
Balance, December 31, 1992.............................  602,737  $23.61-$40.79
  Granted..............................................    4,500      50.13
  Exercised............................................  (43,100)  23.61-32.50
  Cancelled............................................      --
                                                        --------  -------------
Balance, December 31, 1993.............................  564,137  $23.61-$50.13
  Granted..............................................      --
  Exercised............................................  (80,850)  23.61-29.12
  Cancelled............................................   (3,750)
                                                        --------  -------------
Balance, December 31, 1994.............................  479,537  $23.61-$50.13
  Granted..............................................      --
  Exercised............................................ (306,850)  23.61-32.50
  Cancelled............................................   (3,000)
                                                        --------  -------------
Balance, December 31, 1995.............................  169,687  $23.61-$50.13
                                                        ========  =============

  At December 31, 1995, options for 148,687 shares were exercisable at prices ranging from $23.61 to $33.21 per share.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued effective for transactions entered into for years beginning after December 15, 1995. This SFAS establishes financial accounting and reporting standards for employee stock-based compensation plans and applies to all arrangements whereby an employee receives shares of stock or other equity instruments of an employer or a liability is incurred based on the price of the employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The Corporation currently expenses the fair value of restricted stock, as determined at the grant date, over the restricted period of such shares. The SFAS allows an entity to continue to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, the current method followed by the Corporation, which it expects to continue. By electing to continue accounting under Opinion No. 25, pro forma footnote disclosures of net income and earnings per share are required to quantify the effect of the fair value based method for stock options and stock appreciation rights issued after December 15, 1994, as defined in SFAS No. 123.

  In 1994, the Corporation adopted a Performance Based Incentive Compensation Plan (the "Performance Based Plan") in order to comply with the requirements of Section 162(m) of the Internal Revenue Code governing the deductibility of executive officer compensation over $1 million. The Performance Based Plan is designed to provide an incentive to officers who serve on the Management Executive Committee of the Corporation and are in a position to make a material contribution to the successful operation of the Corporation. The Performance Based Plan is administered by the Compensation Committee, which has the exclusive power to designate recipients of awards, to establish the basis for the amount to be paid pursuant to the awards and to administer the Performance Based Plan in all other respects. The amount, if any, to be paid pursuant to any award granted for any plan year shall be equal to the lesser of a formula with respect to increases in earnings per share over a base year or a specified percentage of net income of the Corporation. For the 1994 Plan Year, the Compensation Committee certified awards in the aggregate amount of $4.2 million, a portion of which were paid out in the form of Restricted Stock under the 1985 Restricted Stock Plan. Awards have been granted for the 1995 Plan Year pursuant to the Performance Based Plan but amounts payable pursuant to such awards have not yet been certified by the Compensation Committee in accordance with the Plan.

14. GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

  The following geographic analysis of total assets, total operating revenue, income (loss) before income taxes and net income (loss) is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Inasmuch as the Corporation conducts a significant portion of its international activities from its domestic offices, certain other items of revenue and expense, including the provision for loan losses and applicable income taxes, have been subjectively allocated, and, therefore, the data presented may not be meaningful. Based on the above, the following table summarizes the results of the Corporation's international and domestic operations by geographic area for each of the years in the three-year period ended December 31, 1995.

                                               TOTAL   INCOME (LOSS)
                                     TOTAL   OPERATING    BEFORE     NET INCOME
                                    ASSETS    REVENUE  INCOME TAXES    (LOSS)
                                   --------- --------- ------------- ----------
                                                  (IN MILLIONS)
United Kingdom..............  1995 $ 1,134.8 $  130.8     $ 17.9       $ 13.0
                              1994   2,434.2    171.0       19.2         14.1
                              1993   1,271.6    156.3       40.8         27.2
Europe......................  1995 $ 3,449.7 $  293.5     $ 32.6       $ 23.6
                              1994   4,578.5    252.2       48.0         35.1
                              1993   3,407.5    232.5       15.8         10.6
Canada......................  1995 $ 1,162.7 $   92.7     $  9.2       $  6.7
                              1994   1,549.6     81.6       13.0          9.5
                              1993   1,043.5     64.0        1.9          1.3
Far East and Australia......  1995 $ 3,873.6 $  288.4     $ 17.7       $ 12.8
                              1994   4,392.3    227.6       17.8         13.0
                              1993   3,555.4    181.7       23.0         15.4
Caribbean money center loca-
 tions, Central and South
 America....................  1995 $ 3,233.0 $  304.5     $106.6       $ 77.2
                              1994   2,741.5    331.9      161.9         98.4
                              1993   3,104.0    157.1       38.7         25.8
Middle East and Africa......  1995 $   481.5 $   10.5     $ (0.8)      $ (0.6)
                              1994     289.1      6.2       (0.2)        (0.2)
                              1993     204.2      6.0       (0.7)        (0.5)
United States...............  1995 $30,546.3 $1,739.2     $214.9       $155.9
                              1994  25,082.7  1,489.2      232.7        170.1
                              1993  26,907.3  1,530.8      331.9        221.4
  Total.....................  1995 $43,881.6 $2,859.6     $398.1       $288.6
                              1994  41,067.9  2,559.7      492.4        340.0
                              1993  39,493.5  2,328.4      451.4        301.2

15. COMMITMENTS AND CONTINGENT LIABILITIES

  In the ordinary course of its business, the Corporation is a defendant in various legal proceedings. Management, after reviewing with counsel all such actions and proceedings pending against the Corporation, considers that the aggregate liability or loss, if any, resulting from an adverse determination would not have a material effect on the consolidated financial position of the Corporation.

  The Corporation is obligated under noncancellable leases that expire at various times through 2016. The minimum rental commitments on noncancellable leases for premises are $24.9 million in 1996, $21.9 million in 1997, $20.1 million in 1998, $19.5 million in 1999, $15.0 million in 2000 and an aggregate of $72.5 million thereafter until the expiration of the leases. The minimum rental commitments have not been reduced by aggregate minimum sublease rentals of $14.0 million. Actual net rental expense in 1995, 1994 and 1993 aggregated $30.3 million, $28.0 million and $23.6 million, respectively.

  The subsidiary banks of the Corporation are required to maintain reserves with the Federal Reserve Bank against certain balances. The average required reserves maintained totaled $20 million during 1995.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying values and estimated fair values of the Corporation's financial instruments. The estimated fair values of derivative financial instruments used as hedges are presented with the related on-balance-sheet asset or liability.

                                                     DECEMBER 31,
                                        ---------------------------------------
                                               1995                1994
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         VALUE   FAIR VALUE  VALUE   FAIR VALUE
                                        -------- ---------- -------- ----------
                                                     (IN MILLIONS)
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks..   $6,094    $6,111   $10,242   $10,233
 Derivative related...................      --          2       --          9
Securities held to maturity...........    4,487     4,680     5,888     5,576
 Derivative related...................      --        (85)      --         38
Securities available for sale.........   11,889    11,889     5,499     5,499
 Derivative related...................     (137)     (137)       53        53
Trading account assets................      904       904       938       938
 Derivative related...................    3,132     3,132     1,606     1,606
Loans, net............................    9,543     9,902     8,594     8,678
 Derivative related...................      --        --        --          1
Other financial assets................    5,168     5,168     5,232     5,232
                                         ------    ------   -------   -------
                                         41,080    41,566    38,052    37,863
                                         ------    ------   -------   -------
FINANCIAL LIABILITIES, INCLUDING
 HEDGES:
Deposits with no stated maturity and
 deposits maturing within six months..   22,277    22,277    20,240    20,240
Deposits maturing in over six months..    2,642     2,649     2,486     2,436
 Derivative related...................      --         19       --        (64)
Trading account liabilities...........      513       513       462       462
 Derivative related...................    3,207     3,207     1,625     1,625
Short-term borrowings.................    3,891     3,891     4,969     4,969
 Derivative related...................      --          1       --         (1)
Long-term debt, subordinated long-term
 debt and perpetual capital notes.....    3,962     4,263     4,987     4,863
 Derivative related...................      --       (117)      --         70
Other financial liabilities...........    3,870     3,870     3,210     3,210
                                         ------    ------   -------   -------
                                         40,362    40,573    37,979    37,810
                                         ------    ------   -------   -------
Net financial assets..................   $  718    $  993   $    73   $    53
                                         ======    ======   =======   =======
Estimated net fair value--more than
 (less than) carrying value...........             $  275             $   (20)
                                                   ======             =======

  The following presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments. Financial instruments are defined as cash, evidence of an ownership in an entity, a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument, a derivative financial instrument, such as a futures, forward, swap or option contract or other financial instruments with similar characteristics. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The Corporation operates as a going concern, and, except for its investment securities portfolio, trading account assets and liabilities and off-balance-sheet instruments that trade on an organized exchange or in an active secondary market, no active market exists for its financial instruments. The application of the information used to determine fair value is highly subjective and judgmental in nature, and, therefore, such valuation may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the statement of condition date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

  The Corporation has a significant portion of its assets and liabilities in financial instruments that have remaining maturities of less than six months. These short-term financial instruments, except for those financial instruments for which an active market exists, are valued without regard to maturity and are considered to have fair values equivalent to their carrying value.

 Financial Assets

  Interest-bearing deposits with banks, amounting to $5.6 billion in 1995 and $9.0 billion in 1994, mature within six months and are considered to have a fair value equivalent to their carrying value. The fair value of interest-bearing deposits with banks maturing in more than six months is estimated using a discounted cash flow model based on current market rates for comparable instruments with similar maturities.

  The fair value of investment securities and trading account assets is based on quoted market prices or dealer quotes. Unrealized gains and losses and option premium values on derivative financial instruments related to trading account assets are recorded as part of the on-balance-sheet value.

  Performing residential mortgages and consumer installment loans, which have similar characteristics, have been valued on a pooled basis by using market prices for securities backed by loans with similar terms. The fair value of all other loans, which are principally to commercial and industrial entities and foreign governments, has been determined by discounting the estimated future cash flows of such loans to their present value using an assigned discount rate which may or may not be the contractual rate in effect with the obligor. This discount rate is the rate at which a loan with similar credit risk and remaining maturity would be entered into at the balance sheet date and was determined based on the Corporation's internal credit quality and pricing systems.

  Cash, and because of their short-term nature, due from banks, federal funds sold and securities purchased under resale agreements, accounts receivable and accrued interest, customers' liability on acceptances and certain other assets, which meet the definition of financial instruments, have been valued at their respective carrying values. These instruments are presented in the table below as other financial assets.

 Financial Liabilities

  Deposits without a stated maturity include demand, savings and money market accounts. These deposits amounted to $6.2 billion in 1995 and $6.4 billion in 1994 and are reported at their carrying value. No value has been assigned to the franchise value of these deposits. The Corporation believes, however, that significant value exists in this type of deposit and in its franchises and individual business units. Certificates of deposit maturing within six months aggregated $0.7 billion in 1995 and $0.6 billion in 1994, and their fair value is considered to equal their carrying value. The fair value of deposits maturing in more than six months is based on rates offered for deposits with similar remaining maturities.

  Trading account liabilities are carried at market value and include securities sold short, non-interest-bearing precious metals payables and unrealized losses and premiums received on off-balance-sheet contracts.

  Short-term borrowings that mature within six months have fair values equal to their carrying value. The fair value of long-term debt, subordinated long-term debt and perpetual capital notes are based on market quotes obtained from independent investment bankers.

  Because of their short-term nature, acceptances outstanding, accounts payable and accrued expenses, due to factored clients and certain other liabilities, are considered to have fair values equal to their carrying values. These instruments are presented in the table below as other financial liabilities.

 Off-Balance-Sheet Financial Instruments

  Commitments to extend credit, standby letters of credit and foreign office guarantees and commercial letters of credit aggregated $5.7 billion and $4.9 billion at year end 1995 and 1994, respectively. If ultimately funded, these commitments are priced at current market rates.

  Interest rate and foreign exchange contracts entered into for hedging purposes have fair values equivalent to the amount that would be received or paid to terminate the contract at the reporting date.

  Asset-liability management contracts, primarily interest rate swaps, are recorded on an accrual basis as an adjustment to the interest income or expense of the related asset or liability. These derivative contracts are used to limit the Corporation's sensitivity to changes in interest rates, currency exchange rates or market risks related to the corresponding on-balance-sheet financial instrument. The Corporation's portfolio of securities available for sale is reported on the balance sheet at estimated fair value including unrealized gains and losses on related hedge contracts in accordance with SFAS No. 115.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

 Nature and Terms of Interest Rate, Foreign Exchange, Precious Metals and Other Financial Instruments

  The Corporation uses various derivative financial instruments as an end user to manage its asset and liability exposure to interest rate and currency fluctuations and as a dealer to meet similar needs of its customers, as well as in trading for its own account.

  Derivative instruments are contracts whose value is derived from the value of an underlying financial instrument, currency or physical commodity or an index thereon. Derivative instruments, with the exception of cross-currency foreign exchange contracts, do not generally involve exchange of principal amounts but may involve the payment of a fee or receipt of a premium at the inception of a contract. Certain instruments, including futures and forward contracts, commit the Corporation to buy or sell, at a future date, a specified financial instrument, currency or precious metal or other commodity at an agreed-to price. When traded on an organized exchange, futures contracts require daily settlement with the exchange acting as the counterparty to each contract. Forward contracts are customized transactions that require no cash settlement until the end of the contract. Other contracts involve commitments to settle in cash, on a periodic basis, differentials between specified indices which are applied to a notional principal amount. Purchased option contracts give the holder the right, but not the obligation, to acquire or sell for a limited time period a financial instrument, currency, precious metal or other commodity at a designated price upon payment of a fee at the commencement of the contract. The writer of an option receives a premium at the outset of a contract as payment for assuming the risk of unfavorable changes in the price of the underlying instrument.

  The Corporation is an international dealer in such instruments, denominated in U.S. dollars and other currencies, and include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices and commodity prices. The Corporation focuses especially on the structuring of customized transactions to meet client needs. Counterparties with the Corporation are generally financial institutions, including banks, central banks, other government agencies, both foreign and domestic, and insurance companies.

  Asset-liability management activities are conducted principally through the use of interest rate contracts in the form of swaps. Interest rate swap contracts obligate the Corporation to exchange the difference between fixed rate and floating rate interest amounts based on an agreed notional amount. These contracts are intended to reduce the impact on net interest margin of interest rate fluctuations as assets and liabilities may reprice at different times. Interest rate caps and floors are purchased to limit exposure to unfavorable interest rate changes. By paying a premium to the writer, the Corporation receives the difference between a specified market interest rate and the fixed cap rate.

  The market risk of derivatives arises principally from the potential for changes in the prices of underlying securities, commodities or indices, or the volatility of such prices or rates. The Corporation routinely reduces or eliminates exposure to market risks by entering into hedging transactions. In order to control risk, limits for all elements of market risk affecting value are established, monitored and reviewed regularly.

  The credit risk of derivatives arises principally from the potential for a counterparty to fail to meet its obligation to settle a contract on a timely basis. The Corporation attempts to limit credit risk by dealing with investment grade counterparties, obtaining collateral where appropriate, as well as using netting agreements where obtainable. The Corporation also manages credit risk by limiting positions and using strict credit controls when considering a counterparty.

  The following table summarizes the notional or contractual amounts of derivative instruments used in trading or asset-liability management. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favorable and unfavorable value to the Corporation. These notional amounts do not represent the amounts to be exchanged by the Corporation, nor do they measure the exposure to credit or market risk. Contractual/notional amounts of asset-liability management positions include intercompany transactions that are established between independent trading departments of the Corporation that act as counterparties. Classification of the amounts shown below as trading or asset-liability management are based on management's intent at the inception of the individual contract. Credit risk related to the notional or contractual amounts represent the estimated cost to replace all contracts in a gain position, assuming all counterparties fail to settle their contracts on a timely basis and ignoring the value of collateral held. This exposure may be limited by offsetting asset or liability positions held by the Corporation or by the use of master netting agreements.

                                 DECEMBER 31, 1995        DECEMBER 31, 1994
                              ------------------------ ------------------------
                                        CONTRACTUAL/NOTIONAL AMOUNTS
                              -------------------------------------------------
                                       ASSET/LIABILITY          ASSET/LIABILITY
                              TRADING    MANAGEMENT    TRADING    MANAGEMENT
                              -------- --------------- -------- ---------------
                                                (IN MILLIONS)
INTEREST RATE:
  Futures and forwards....... $ 32,391     $  450      $ 35,499     $1,130
  Swaps......................   33,094      6,722        26,044      5,215
  Options written............   13,691        --          8,624        --
  Options purchased..........   12,341      2,592         6,619      2,903
                              --------     ------      --------     ------
                              $ 91,517     $9,764      $ 76,786     $9,248
                              ========     ======      ========     ======
FOREIGN EXCHANGE:
  Spot, futures, forwards and
   swaps..................... $102,365     $   84      $112,248     $  288
  Options written............   22,619        --         15,944        --
  Options purchased..........   22,343        --         14,714        --
                              --------     ------      --------     ------
                              $147,327     $   84      $142,906     $  288
                              ========     ======      ========     ======
OTHER-PRINCIPALLY PRECIOUS
 METALS:
  Swaps, futures and for-
   wards..................... $ 15,245     $  --       $  7,280     $  --
  Options written............    1,780        --          1,034        --
  Options purchased..........    1,920        --          1,059        --
                              --------     ------      --------     ------
                              $ 18,945     $  --       $  9,373     $  --
                              ========     ======      ========     ======

  Using replacement cost at the prevailing market rate on all contracts in a gain position, the Corporation's estimated risk of loss at year end 1995 and 1994 was $1.153 billion and $1.043 billion, respectively, on interest rate contracts, and $1.863 billion and $1.388 billion, respectively, on foreign exchange and precious metals contracts.

 Credit Related Instruments

  In the normal course of its business, there are various outstanding commitments and contingent liabilities of the Corporation that are not reflected in the consolidated financial statements. The Corporation enters into various types of agreements with its customers which enhance the customer's credit standing, guarantee performance to third parties or commit to advance funds in the form of loans. These commitments usually have fixed expiration dates and may require the customer to pay a fee. The aggregate of such commitments and contingent obligations represents the maximum principal amount which the Corporation may be required to disburse and the maximum potential exposure if all such obligations were ultimately to become worthless. To control risk of loss, global credit limits which cover total exposure across all products are established for each counterparty and are monitored and reviewed regularly.

  A summary of the contractual amount of credit-related instruments at December 31, is as follows:

                                                                   1995   1994
                                                                  ------ ------
                                                                  (IN MILLIONS)
    Commitments to extend credit................................. $3,892 $3,302
    Standby letters of credit and foreign office guarantees......  1,216    958
    Commercial letters of credit.................................    568    590
                                                                  ====== ======

 Credit Related Risk Concentrations

  In the normal course of its business, the Corporation's activities include significant amounts of credit risk in its relationships with domestic and international financial institutions. Such obligations aggregated approximately 25% and 35% of the Corporation's on-balance-sheet financial instruments at December 31, 1995 and 1994, respectively. This exposure included approximately 50% and 70% at year end 1995 and 1994, respectively, in the form of interest-bearing deposits with foreign banks and branches and agencies of foreign banks located in the United States. The Corporation's credit exposure to the U.S. federal government and its agencies was approximately 23% and 20% of respective year end 1995 and 1994 on-balance-sheet financial instruments. The Corporation's real estate loan portfolio represented approximately 7% and 8% of on-balance-sheet financial instruments at year end 1995 and 1994, respectively. Credit exposure in the real estate loan portfolio is concentrated in loans in the New York metropolitan area, secured by multi-family and commercial real estate properties and, to a lesser degree, residential properties.

  The Corporation transacts a substantial portion of its off-balance-sheet activities with other financial institutions, including major international and domestic banks, insurance companies, securities dealers and government agencies, both foreign and domestic. The diversity of the customer base allows the Corporation to minimize credit risk.

18. TRANSACTIONS WITH RELATED PARTIES

  The following is a summary of significant balances, in the aggregate, of transactions with related parties, primarily Safra Republic and Banco Safra Brazil, included in the Corporation's Consolidated Statements of Condition at respective year ends.

                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
    ASSETS:
      Interest-bearing deposits with banks................... $144,161 $ 86,952
      Securities available for sale..........................   30,612   78,159
      Loans..................................................   12,034   95,722
                                                              ======== ========
    LIABILITIES:
      Deposits............................................... $214,360 $262,079
      Trading account liabilities............................   12,890      --
      Long-term debt.........................................    6,821    7,911
                                                              ======== ========

  At December 31, 1995, Mr. Edmond J. Safra, through Saban S.A. and two other entities, owned approximately 27.1% of the Corporation's outstanding Common Stock and, through Saban S.A., owned approximately 20.9% of Safra Republic's outstanding common shares.

  Mr. Safra, through Saban S.A. and a subsidiary thereof, has received approval, which expires on April 28, 1996, from the Board of Governors of the Federal Reserve System to acquire up to 2 million additional shares of Common Stock of the Corporation in the open market and through privately negotiated transactions. Through December 31, 1995, Mr. Safra had acquired 269,600 shares of Common Stock of the Corporation under this approval. If all such shares of Common Stock were acquired, Mr. Safra would increase his ownership to approximately 30.2% of the Corporation's outstanding Common Stock.

19. STOCKHOLDER'S EQUITY OF REPUBLIC NATIONAL BANK OF NEW YORK

  A summary of changes in the stockholder's equity accounts of the Bank is as follows:

                                                          1995        1994
                                                       ----------  ----------
                                                          (IN THOUSANDS)
COMMON STOCK:
Balance at beginning and end of year.................. $  355,000  $  355,000
                                                       ==========  ==========
SURPLUS:
Balance at beginning of year.......................... $1,491,846  $1,490,859
  Capital contribution by parent......................        --        1,313
  Treasury stock transactions of affiliate............     (1,568)       (326)
                                                       ----------  ----------
Balance at end of year................................ $1,490,278  $1,491,846
                                                       ==========  ==========
RETAINED EARNINGS:
Balance at beginning of year.......................... $  841,300  $  630,046
  Net income..........................................    326,921     388,758
  Dividends declared..................................   (184,000)   (195,637)
  Foreign currency translation, net of taxes..........      4,578      18,133
                                                       ----------  ----------
Balance at end of year................................ $  988,799  $  841,300
                                                       ==========  ==========
NET UNREALIZED APPRECIATION (DEPRECIATION) ON SECURI-
 TIES AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year.......................... $ (165,672) $  252,022
  Unrealized appreciation (depreciation)..............    125,596    (670,003)
  Income tax (expense) benefit........................    (35,993)    252,309
                                                       ----------  ----------
Balance at end of year................................ $  (76,069) $ (165,672)
                                                       ==========  ==========
TOTAL STOCKHOLDER'S EQUITY:
Balance at beginning of year.......................... $2,522,474  $2,727,927
  Net changes during the year.........................    235,534    (205,453)
                                                       ----------  ----------
Balance at end of year................................ $2,758,008  $2,522,474
                                                       ==========  ==========

  The Bank, as a national banking association, is subject to legal limitations on the amount of dividends that may be paid to the Corporation, the Bank's sole shareholder. The prior approval of the Comptroller of the Currency is required to the extent the total of all dividends to be declared and paid by a national bank in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the two preceding calendar years, less any required transfers to surplus. Under this limitation, at December 31, 1995, the Bank may declare dividends without the prior approval of the Comptroller of the Currency of up to $335 million plus an additional amount equal to the Bank's retained net profits for 1996 to the date of any dividend declaration.

  The Federal Reserve Act limits extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, affiliates by member banks and also requires that such transactions be secured by specific obligations. Such transactions, aggregated with certain other transactions with affiliates, are limited to 10% of the Bank's capital and surplus, as defined, to any one affiliate and to 20% of such amount in the aggregate to all such affiliates. Based upon these requirements, the Bank could have advanced, assuming adequate qualifying collateral was available, up to $303 million to the Corporation.

  In connection with a previous acquisition, the Bank had established a liquidation account for the benefit of all eligible deposit account holders who continue to maintain their deposits at the Bank, as required by the General Regulations of the New York State Banking Board. In the event of a complete liquidation of the Bank (and only in such event), each eligible account holder would be entitled to his interest in the liquidation account after payment of all creditors but before any distribution to the Corporation.

  At December 31, 1995, the balance of the liquidation account was less than $20 million. The assumption and maintenance of the liquidation account does not restrict the use or application of any of the net worth of the Bank, except that the Bank may not declare or pay a cash dividend on any of its capital stock if the effect of such dividend would be to cause the net worth of the Bank to be reduced below the aggregate amount then required to be maintained in the liquidation account.

20. REPUBLIC NEW YORK CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------
                                                            (IN THOUSANDS)
ASSETS
Deposits with subsidiary bank, principally interest-
 bearing...............................................  $  475,542  $  819,490
Investment in bank subsidiaries........................   2,813,864   2,576,231
Investment in non-bank subsidiaries....................     969,964     906,198
Securities held to maturity............................      96,108      60,504
Securities available for sale..........................     811,920     765,122
Investment in subordinated debt of subsidiary bank.....     675,000     675,000
Advances to non-bank subsidiaries......................     304,368     381,715
Loans, net of unearned income..........................      15,492       8,293
Dividends receivable from subsidiaries.................      84,000      20,000
Other assets...........................................     178,825     115,143
                                                         ----------  ----------
  Total assets.........................................  $6,425,083  $6,327,696
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper.......................................  $  667,563  $  979,390
Other liabilities......................................     149,712     108,918
Long-term debt (note 9)................................     200,000     200,000
Subordinated long-term debt and perpetual capital notes
 (note 9)..............................................   2,400,000   2,400,000
Stockholders' equity (notes 10 and 13):
  Cumulative preferred stock, no par value.............     575,000     672,500
  Common stock, $5 par value...........................     281,298     263,106
  Surplus..............................................     590,008     437,653
  Retained earnings....................................   1,636,264   1,457,609
  Net unrealized depreciation on securities available
   for sale, net of taxes..............................     (74,762)   (191,480)
                                                         ----------  ----------
  Total stockholders' equity...........................   3,007,808   2,639,388
                                                         ----------  ----------
  Total liabilities and stockholders' equity...........  $6,425,083  $6,327,696
                                                         ==========  ==========

CONDENSED STATEMENTS OF INCOME

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
INCOME:
  Dividends from bank subsidiaries..............  $204,000  $195,637  $189,502
  Dividends from non-bank subsidiaries..........     5,000    24,315    15,650
  Interest from subsidiaries....................    99,937    87,042    64,588
  Interest and dividend income..................    55,572    47,907    49,511
  Investment securities (losses), net...........      (110)   (6,669)   (3,853)
  Other income (expense)........................     1,431       371    (5,347)
                                                  --------  --------  --------
    Total income................................   365,830   348,603   310,051
                                                  --------  --------  --------
EXPENSES:
  Salaries and employee benefits................    35,654    30,840    20,352
  Interest on long-term debt and commercial pa-
   per..........................................   226,996   199,535   176,857
  Restructuring and related charges.............    42,103     5,978       --
  Other expenses................................    17,428    18,740    17,594
                                                  --------  --------  --------
    Total expenses..............................   322,181   255,093   214,803
                                                  --------  --------  --------
Income before income tax benefit and equity in
 undistributed net income of subsidiaries.......    43,649    93,510    95,248
Applicable income tax benefit-current...........    73,271    62,758    62,327
                                                  --------  --------  --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
 OF SUBSIDIARIES................................   116,920   156,268   157,575
Equity in undistributed net income of subsidiar-
 ies............................................   171,729   183,740   143,630
                                                  --------  --------  --------
NET INCOME......................................  $288,649  $340,008  $301,205
                                                  ========  ========  ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                 1995       1994       1993
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $ 288,649  $ 340,008  $ 301,205
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity in undistributed net income of sub-
   sidiaries.................................   (171,729)  (183,740)  (143,630)
  Net change in dividends receivable from
   subsidiaries..............................    (64,000)    45,000    (27,000)
  Other, net.................................    (22,888)     3,090     16,902
                                               ---------  ---------  ---------
Net cash provided by operating activities....     30,032    204,358    147,477
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits with subsidiary bank................    343,948    160,089    645,376
Cash contribution to bank and non-bank sub-
 sidiaries...................................   (102,300)  (315,146)  (591,800)
Short-term investments.......................    (82,402)  (130,605)  (281,659)
Advances to subsidiaries.....................     77,347    (12,440)  (105,220)
Loans........................................     (7,199)      (845)    (1,773)
Investment in subordinated debt of subsidiary
 bank........................................        --    (100,000)       --
Other, net...................................     89,348    (43,448)    15,078
                                               ---------  ---------  ---------
Net cash provided by (used) in investing ac-
 tivities....................................    318,742   (442,395)  (319,998)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper.............................   (311,827)    97,649    161,433
Proceeds from issuance of subordinated long-
 term debt...................................        --     200,000    250,000
Repayment of subordinated long-term debt.....        --     (66,000)  (108,750)
Repayment of long-term debt..................        --         --     (50,000)
Net proceeds from issuance of cumulative pre-
 ferred stock................................     72,563    146,017        --
Repurchase of cumulative preferred stock.....        --     (33,925)       --
Repurchase of common stock...................    (18,421)   (39,740)       --
Cash dividends paid..........................   (113,431)   (98,856)   (83,945)
Other, net...................................     22,342     32,892      3,783
                                               ---------  ---------  ---------
Net cash provided by (used) in financing ac-
 tivities....................................   (348,774)   238,037    172,521
                                               ---------  ---------  ---------
Cash and due from banks at beginning and end
 of year.....................................  $     --   $     --   $     --
                                               =========  =========  =========

21. SUBSEQUENT EVENT--ACQUISITION OF BROOKLYN BANCORP, INC. (UNAUDITED)

  During the first quarter of 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc. ("BBI"), parent of CrossLand Federal Savings Bank, for approximately $531 million in an all cash transaction at $41.50 per share for all shares of common stock and common stock equivalents of BBI. At December 31, 1995, BBI had total assets of $4.1 billion, total deposits of $3.7 billion and total stockholders' equity of $388 million. BBI has approximately 385,000 accounts in 33 branches in the New York metropolitan area. The Corporation's acquisition of BBI has been accounted for as a purchase with BBI's assets and liabilities being recorded at estimated fair values.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

[LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]

The Board of Directors and Stockholders
  Republic New York Corporation:

  We have audited the accompanying consolidated statements of condition of Republic New York Corporation (the "Corporation") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, and the consolidated statements of condition of Republic National Bank of New York as of December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic New York Corporation at December 31, 1995 and 1994, and the results of their operations, and their cash flows for each of the years in the three year period ended December 31, 1995, and the consolidated financial position of Republic National Bank of New York at December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

  As discussed in the summary of significant accounting policies and the Notes to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards Nos. 114, 118 and 122 in 1995 and No. 115 in 1993.

                                      /s/ KPMG Peat Marwick LLP

January 16, 1996



[ ][ ][ ][ ] Member Firm of
             Klynveld Peat Marwick Goerdeler

REPORT OF MANAGEMENT

 Financial Statements

  The accompanying consolidated financial statements and the related notes thereto have been prepared by the management of Republic New York Corporation (the "Corporation") in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates by management. Management's Discussion and Analysis appearing elsewhere in this Annual Report is consistent with the content of the financial statements.

  KPMG Peat Marwick LLP, the Corporation's independent auditors, have audited the accompanying consolidated financial statements of the Corporation and their report thereon is presented herein. Such report represents that the Corporation's consolidated financial statements, provided in this Annual Report, present fairly, in all material respects, its financial position and results of operations in conformity with generally accepted accounting principles.

 Internal Control System Over Financial Reporting

  Management of the Corporation is responsible for establishing and maintaining an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

  The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Corporation. The Audit Committee of the Board of Directors is responsible for ascertaining that the accounting policies employed by management are reasonable and that internal control systems are adequate. The Director of Internal Audit of the Corporation conducts audits and reviews of the Corporation's worldwide operations and reports directly to the Audit Committee of the Board of Directors. In addition, KPMG Peat Marwick LLP has direct, private access to the Audit Committee of the Board of Directors to discuss the results of their audits as well as other auditing and financial reporting matters as it deems necessary.

  There are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the possible circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

  Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1995, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

 Compliance With Laws And Regulations

  Management is also responsible for maintaining an effective system of internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

  Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, Republic National Bank of New York, complied, in all material respects, with such laws and regulations during the year ended December 31, 1995.

              /s/ Walter H. Weiner                 /s/ Kenneth F. Cooper
              Walter H. Weiner                     Kenneth F. Cooper
              Chairman of the Board                Executive Vice President
                                                   and Chief Financial Officer

New York, New York
January 16, 1996

INDEPENDENT ACCOUNTANTS' REPORT ON MANAGEMENT'S ASSERTIONS RELATED TO INTERNAL CONTROLS OVER FINANCIAL REPORTING

[LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]

The Board of Directors
Republic New York Corporation:

  We have examined management's assertion, included in the accompanying Report of Management, that as of December 31, 1995, Republic New York Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control system over financial reporting, testing and evaluating the design and operating effectiveness of the internal control system, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

  Because of inherent limitations in any internal control system, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control system over financial reporting to future periods are subject to the risk that the internal control system may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assertion referred to above is fairly stated, in all material respects, based on the criteria described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                      /s/ KPMG Peat Marwick LLP

January 16, 1996



[ ][ ][ ][ ]Member Firm of
            Klynveld Peat Marwick Goerdeler

SUPPLEMENTARY DATA

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1995         1994         1993         1992         1991
                          -----------  -----------  -----------  -----------  -----------
                                                (IN THOUSANDS)
ASSETS
Cash and due from
 banks..................  $   675,683  $   867,242  $   636,633  $   490,711  $   412,026
Interest-bearing
 deposits with banks....    6,094,495   10,242,061    5,346,647   10,562,885    8,776,578
Precious metals.........    1,250,038    1,456,269    1,117,610      419,132      288,715
Securities held to
 maturity...............    4,487,022    5,887,672    1,992,847   12,011,358    9,666,692
Securities available for
 sale...................   11,751,523    5,552,056   12,956,946      320,113          --
                          -----------  -----------  -----------  -----------  -----------
    Total investment
     securities.........   16,238,545   11,439,728   14,949,793   12,331,471    9,666,692
Trading account assets..    4,035,606    2,543,637    1,194,629      742,236      326,594
Federal funds sold and
 securities purchased
 under resale
 agreements.............    1,749,268    1,123,925    2,322,465    1,505,274       10,546
Loans, net of unearned
 income.................    9,843,960    8,913,490    9,508,558    8,007,457    8,568,958
  Allowance for possible
   loan losses..........     (300,593)    (319,220)    (311,855)    (241,020)    (227,454)
                          -----------  -----------  -----------  -----------  -----------
    Loans, net..........    9,543,367    8,594,270    9,196,703    7,766,437    8,341,504
Customers' liability on
 acceptances............      818,007    1,514,461    1,134,294    1,611,531    1,699,667
Accounts receivable and
 accrued interest.......    1,946,077    1,797,491    2,117,879      571,648      607,520
Investment in
 affiliate..............      722,466      607,818      625,333      553,315      534,744
Premises and equipment..      436,771      428,017      399,626      385,557      383,460
Other assets............      371,231      452,986      451,860      206,191      172,759
                          -----------  -----------  -----------  -----------  -----------
    Total assets........  $43,881,554  $41,067,905  $39,493,472  $37,146,388  $31,220,805
                          ===========  ===========  ===========  ===========  ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Noninterest-bearing
 deposits:
  In domestic offices...  $ 1,740,035  $ 1,701,667  $ 1,427,518  $ 1,236,451  $   953,321
  In foreign offices....      160,133      114,503      135,251       79,262       95,446
Interest-bearing
 deposits:
  In domestic offices...    8,471,452    8,534,562    8,724,797    9,164,704    8,971,780
  In foreign offices....   14,548,013   12,375,270   12,513,684   10,621,770   10,362,355
                          -----------  -----------  -----------  -----------  -----------
    Total deposits......   24,919,633   22,726,002   22,801,250   21,102,187   20,382,902
Trading account
 liabilities............    3,719,651    2,087,594      177,475       62,064       60,519
Short-term borrowings...    3,890,768    4,969,394    4,164,419    5,736,212    1,802,744
Acceptances
 outstanding............      819,766    1,517,675    1,137,636    1,616,964    1,718,266
Accounts payable and
 accrued expenses.......    2,840,048    1,325,953    2,873,903    1,096,163    1,546,412
Due to factored
 clients................      528,684      680,010      614,549      559,211      493,644
Other liabilities.......      193,645      134,792      122,203       76,737       98,298
Long-term debt..........    1,555,111    2,580,831    2,582,875    2,502,497    1,718,882
Subordinated long-term
 debt and perpetual
 capital notes..........    2,406,440    2,406,266    2,271,940    2,130,924    1,401,543
Stockholders' equity:
  Preferred stock, no
   par value............      575,000      672,500      556,425      556,425      456,925
  Common stock, $5 par
   value................      281,298      263,106      263,516      260,951      260,227
  Surplus...............      590,008      437,653      459,713      447,691      448,303
  Retained earnings.....    1,636,264    1,457,609    1,204,818      998,362      832,140
  Net unrealized
   appreciation
   (depreciation) on
   securities available
   for sale, net of
   taxes................      (74,762)    (191,480)     262,750          --           --
                          -----------  -----------  -----------  -----------  -----------
    Total stockholders'
     equity.............    3,007,808    2,639,388    2,747,222    2,263,429    1,997,595
                          -----------  -----------  -----------  -----------  -----------
    Total liabilities
     and stockholders'
     equity.............  $43,881,554  $41,067,905  $39,493,472  $37,146,388  $31,220,805
                          ===========  ===========  ===========  ===========  ===========

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                             1995       1994       1993        1992       1991
                          ---------- ---------- ----------  ---------- ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on
 loans..................  $  749,719 $  696,816 $  635,484  $  721,909 $  919,342
Interest on deposits
 with banks.............     526,185    414,294    295,871     385,299    591,046
Interest and dividends
 on investment
 securities:
  Taxable...............     927,740    871,785    847,022     807,611    637,919
  Exempt from federal
   income taxes.........      89,744     76,783     65,759      63,385     60,261
Interest on trading
 account assets.........      55,736     55,736     54,467      22,928      6,280
Interest on federal
 funds sold and
 securities purchased
 under resale
 agreements.............      97,547     57,915     34,323      37,460     49,059
                          ---------- ---------- ----------  ---------- ----------
    Total interest
     income.............   2,446,671  2,173,329  1,932,926   2,038,592  2,263,907
                          ---------- ---------- ----------  ---------- ----------
INTEREST EXPENSE:
Interest on deposits....   1,138,075    827,790    689,234     804,906  1,205,989
Interest on short-term
 borrowings.............     218,804    218,529    197,769     234,249    258,010
Interest on long-term
 debt...................     270,893    280,536    270,072     279,073    218,662
                          ---------- ---------- ----------  ---------- ----------
    Total interest
     expense............   1,627,772  1,326,855  1,157,075   1,318,228  1,682,661
                          ---------- ---------- ----------  ---------- ----------
NET INTEREST INCOME.....     818,899    846,474    775,851     720,364    581,246
Provision for loan
 losses.................      12,000     19,000     85,000     120,000     62,000
                          ---------- ---------- ----------  ---------- ----------
Net interest income
 after provision for
 loan losses............     806,899    827,474    690,851     600,364    519,246
                          ---------- ---------- ----------  ---------- ----------
OTHER OPERATING INCOME:
Income from precious
 metals.................      38,049     50,930     37,910      22,637     39,449
Foreign exchange trading
 income.................     113,051     91,028    111,572     102,571     81,351
Trading account profits
 and commissions........      24,746     27,357     78,742      12,319     22,444
Investment securities
 gains, net.............      25,663     14,971      1,295      11,232      4,264
Net gain (loss) on loans
 sold or held for sale..       6,765      1,763       (843)     17,089      3,031
Commission income.......      56,935     57,297     50,956      37,592     34,628
Equity in earnings of
 affiliate..............      79,481     77,376     59,463      45,220     41,083
Other income............      68,191     65,646     56,377      53,587     45,183
                          ---------- ---------- ----------  ---------- ----------
    Total other
     operating income...     412,881    386,368    395,472     302,247    271,433
                          ---------- ---------- ----------  ---------- ----------
OTHER OPERATING
 EXPENSES:
Salaries................     237,414    238,825    203,759     180,318    166,107
Employee benefits.......     144,202    142,358    143,748     113,813     97,568
Occupancy, net..........      57,975     55,425     48,161      45,301     38,048
Restructuring and
 related charges........     120,000     17,000        --          --         --
Other expenses..........     262,074    267,868    239,297     215,910    201,210
                          ---------- ---------- ----------  ---------- ----------
    Total other
     operating
     expenses...........     821,665    721,476    634,965     555,342    502,933
                          ---------- ---------- ----------  ---------- ----------
INCOME BEFORE INCOME
 TAXES..................     398,115    492,366    451,358     347,269    287,746
Income taxes............     109,466    152,358    150,153      88,386     60,386
                          ---------- ---------- ----------  ---------- ----------
NET INCOME..............  $  288,649 $  340,008 $  301,205  $  258,883 $  227,360
                          ========== ========== ==========  ========== ==========
NET INCOME APPLICABLE TO
 COMMON STOCK...........  $  252,182 $  305,598 $  272,790  $  230,497 $  204,627
                          ========== ========== ==========  ========== ==========
Net income per common
 share:
  Primary...............  $     4.66 $     5.79 $     5.20  $     4.42 $     3.95
  Fully diluted.........        4.59       5.61       5.05        4.32       3.90
Cash dividends declared
 per common share.......        1.44       1.32       1.08        1.00       0.95
Average common shares
 outstanding:
  Primary...............      54,060     52,736     52,466      52,204     51,852
  Fully diluted.........      56,199     56,534     56,321      56,020     54,292

                         REPUBLIC NEW YORK CORPORATION

 SELECTED FINANCIAL DATA--SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                         1995                                 1994
                          ------------------------------------ -----------------------------------
                           FOURTH   THIRD    SECOND    FIRST    FOURTH   THIRD    SECOND   FIRST
                          -------- -------- --------  -------- -------- -------- -------- --------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $638,299 $613,037 $583,507  $611,828 $617,124 $555,560 $516,316 $484,329
Interest expense........   428,205  409,421  394,281   395,865  399,069  337,363  304,280  286,143
                          -------- -------- --------  -------- -------- -------- -------- --------
Net interest income.....   210,094  203,616  189,226   215,963  218,055  218,197  212,036  198,186
Provision for loan
 losses.................     3,000    3,000    3,000     3,000    3,000    3,000    3,000   10,000
                          -------- -------- --------  -------- -------- -------- -------- --------
Net interest income
 after provision for
 loan losses............   207,094  200,616  186,226   212,963  215,055  215,197  209,036  188,186
Other operating income..    97,001   96,798  119,939    99,143   91,144   97,272   93,407  104,545
Other operating expenses
 (1)....................   169,228  162,175  297,661   192,601  181,599  172,789  191,160  175,928
                          -------- -------- --------  -------- -------- -------- -------- --------
Income before income
 taxes..................   134,867  135,239    8,504   119,505  124,600  139,680  111,283  116,803
Income tax expense
 (benefit)..............    40,010   40,051   (2,587)   31,992   35,216   48,263   31,855   37,024
                          -------- -------- --------  -------- -------- -------- -------- --------
Net income..............  $ 94,857 $ 95,188 $ 11,091  $ 87,513 $ 89,384 $ 91,417 $ 79,428 $ 79,779
                          ======== ======== ========  ======== ======== ======== ======== ========
Net income applicable to
 common stock...........  $ 86,792 $ 87,011 $  1,036  $ 77,343 $ 79,665 $ 82,143 $ 71,095 $ 72,695
                          ======== ======== ========  ======== ======== ======== ======== ========
-------

(1)Includes a provision for restructuring and related charges of $120.0 million in the second quarter of 1995.


Net income per common
 share:
  Primary...............  $   1.54 $   1.57 $   0.02  $   1.48 $   1.51 $   1.55 $   1.35 $   1.38
  Fully diluted.........      1.54     1.55     0.02      1.43     1.46     1.50     1.31     1.34
Average common shares
 outstanding:
  Primary...............    56,214   55,316   52,352    52,302   52,732   53,018   52,633   52,557
  Fully diluted.........    56,319   56,292   56,114    56,073   56,508   56,797   56,432   56,396

AFFILIATE FINANCIAL STATEMENTS

                          SAFRA REPUBLIC HOLDINGS S.A.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                             DECEMBER 31,
                                                         ----------------------
                                                  NOTES     1995        1994
                                                  ------ ----------  ----------
                                                         (IN THOUSANDS OF US$)
ASSETS:
Cash and due from banks.........................             54,458      59,537
Interest-bearing deposits with banks............       3  6,058,483   5,232,408
Investment securities:                                 4
  Available for sale, at approximate market
   value........................................          5,203,181   2,289,479
  Held to maturity (approximate market value of
   US$2,151,602 in 1995 and
   US$3,026,178 in 1994)........................          2,147,919   3,201,133
Trading account assets..........................       5    155,172      74,577
Loans, net of unearned income...................       6  1,443,803   1,306,545
  Allowance for possible loan losses............       7   (130,300)   (124,774)
                                                         ----------  ----------
  Loans (net)...................................          1,313,503   1,181,771
Premises and equipment..........................            129,226      96,173
Accrued interest receivable.....................            237,883     129,839
Other assets....................................            360,719     222,093
                                                         ----------  ----------
    Total assets................................         15,660,544  12,487,010
                                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Client deposits.................................          9,961,958   8,130,147
Bank deposits...................................          1,385,643   1,233,693
                                                         ----------  ----------
    Total deposits..............................       8 11,347,601   9,363,840
                                                         ----------  ----------
Trading account liabilities.....................       5     79,245      53,554
Short-term borrowings...........................       9  1,587,300   1,017,500
Accrued interest payable........................            152,476     116,806
Due to brokers..................................            685,053      15,913
Other liabilities...............................            166,062     113,044
Long-term repurchase agreements.................                        400,000
Long-term debt..................................      10    175,000     160,000
Commitments and contingent liabilities..........      17
SHAREHOLDERS' EQUITY:                             12, 13
Common stock, US$5 par value, 200,000,000 shares
 authorised; 17,831,012 shares issued;
 17,586,926 shares outstanding in 1995 and
 17,751,277 in 1994.............................             89,155      89,155
Surplus.........................................            820,119     820,038
Retained earnings...............................            530,655     426,298
Cumulative translation adjustment...............             35,637      12,183
Less: 244,086 shares held in treasury, at cost,
 in 1995 and 79,735 in 1994.....................            (20,981)     (4,743)
Net unrealised appreciation (depreciation) on
 investment securities available for sale, net
 of taxes.......................................             13,222     (96,578)
                                                         ----------  ----------
    Total shareholders' equity..................          1,467,807   1,246,353
                                                         ----------  ----------
    Total liabilities and shareholders' equity..         15,660,544  12,487,010
                                                         ==========  ==========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                NOTES      1995         1994         1993
                              ---------------------  -----------  -----------
                               (IN THOUSANDS OF US$ EXCEPT PER SHARE DATA)
INTEREST INCOME (INCLUDING
 FEES AND DIVIDENDS):
Loans.......................                 90,911       80,934       83,532
Deposits with banks.........                374,381      244,721      223,791
Investment securities.......                444,494      397,365      363,838
Trading account assets......                  3,961        2,491        3,929
                                        -----------  -----------  -----------
    Total interest income...                913,747      725,511      675,090
                                        -----------  -----------  -----------
INTEREST EXPENSE:
Deposits....................                604,629      409,221      362,559
Short-term borrowings.......                 57,792       56,250       51,587
Long-term repurchase
 agreements.................                  3,909       28,476       38,325
Long-term debt..............                 12,015        7,086        1,431
                                        -----------  -----------  -----------
    Total interest expense..                678,345      501,033      453,902
                                        -----------  -----------  -----------
NET INTEREST INCOME.........                235,402      224,478      221,188
Provision for loan losses...         7        1,000       12,000       80,987
                                        -----------  -----------  -----------
Net interest income after
 provision for loan losses..                234,402      212,478      140,201
OTHER OPERATING INCOME:
Foreign exchange and
 precious metals trading....         5       19,807       14,337       18,653
Trading account income
 (loss), net................         5        7,638       (4,913)       8,652
Investment securities
 (losses) gains, net........                 (4,140)       2,276       27,093
Commission income, net of
 expense of US$ 7,413, US$
 11,496 and US$ 10,706,
 respectively...............                 69,764       78,476       58,830
Other income................                  2,439        1,200        1,172
                                        -----------  -----------  -----------
    Total other operating
     income.................                 95,508       91,376      114,400
                                        -----------  -----------  -----------
OPERATING EXPENSES:
Salaries....................                 60,056       51,439       43,194
Employee benefits...........        13       26,792       25,036       25,709
Occupancy, net..............        17       19,264       15,606       14,519
Other expenses..............                 51,523       43,963       41,465
                                        -----------  -----------  -----------
    Total operating
     expenses...............                157,635      136,044      124,887
                                        -----------  -----------  -----------
INCOME BEFORE INCOME TAXES..                172,275      167,810      129,714
Income taxes................        11       10,171        9,235        8,119
                                        -----------  -----------  -----------
NET INCOME..................                162,104      158,575      121,595
                                        ===========  ===========  ===========
Net income per common
 share......................                   9.16         8.94         6.87
Average common shares
 outstanding (in
 thousands).................                 17,692       17,738       17,703

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------
                                                    (IN THOUSANDS OF US$)
COMMON STOCK..................................     89,155     89,155     89,155
                                                =========  =========  =========
SURPLUS:
  Balance at beginning of year................    820,038    819,902    819,680
  Reissuance of shares held in treasury.......         81        136        222
                                                ---------  ---------  ---------
    Balance at end of year....................    820,119    820,038    819,902
                                                =========  =========  =========
RETAINED EARNINGS:
  Balance at beginning of year................    426,298    316,512    234,739
  Net income..................................    162,104    158,575    121,595
  Dividends paid..............................    (57,747)   (48,789)   (39,822)
                                                ---------  ---------  ---------
    Balance at end of year....................    530,655    426,298    316,512
                                                =========  =========  =========
CUMULATIVE TRANSLATION ADJUSTMENT:
  Balance at beginning of year................     12,183    (29,333)    (5,482)
  Increase (decrease) during year.............     23,454     41,516    (23,851)
                                                ---------  ---------  ---------
    Balance at end of year....................     35,637     12,183    (29,333)
                                                =========  =========  =========
SHARES HELD IN TREASURY:
  Balance at beginning of year................     (4,743)    (5,444)    (6,345)
  Purchases...................................    (19,832)    (1,049)      (927)
  Reissuances.................................      3,594      1,750      1,828
                                                ---------  ---------  ---------
    Balance at end of year....................    (20,981)    (4,743)    (5,444)
                                                =========  =========  =========
NET UNREALISED APPRECIATION (DEPRECIATION) ON
 INVESTMENT SECURITIES AVAILABLE FOR SALE, NET
 OF TAXES:
  Balance at beginning of year................    (96,578)    89,963        --
  Change attributable to the one time transfer
   of securities held to maturity to the
   available for sale classification..........     38,199        --         --
  Change attributable to transfers of
   securities available for sale to the held
   to maturity classification.................        --     (46,656)       --
  Net unrealised appreciation on securities
   designated as of December 31, 1993 as
   available for sale.........................        --         --      89,963
  Other changes during year, net of taxes.....     71,601   (139,885)       --
                                                ---------  ---------  ---------
    Balance at end of year....................     13,222    (96,578)    89,963
                                                =========  =========  =========
TOTAL SHAREHOLDERS' EQUITY:
  Balance at beginning of year................  1,246,353  1,280,755  1,131,747
  Net changes during year.....................    221,454    (34,402)   149,008
                                                ---------  ---------  ---------
    Balance at end of year....................  1,467,807  1,246,353  1,280,755
                                                =========  =========  =========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                  (IN THOUSANDS OF US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................     162,104     158,575     121,595
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortisation............      13,481       9,171       8,215
  Provision for loan losses................       1,000      12,000      80,987
  Investment securities gains..............     (17,511)     (8,779)    (29,150)
  Investment securities losses.............      21,651       6,503       2,057
  Net changes in trading account assets and
   liabilities.............................     (56,116)     51,658     (37,673)
  Net (increase) decrease in accrued
   interest receivable.....................     (94,425)     (3,575)      4,979
  Net increase (decrease) in accrued
   interest payable........................      25,543     (16,451)    (27,003)
  Other, net...............................     (14,160)     26,756     (63,362)
                                             ----------  ----------  ----------
  Net cash provided by operating
   activities..............................      41,567     235,858      60,645
                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing
 deposits with banks.......................    (613,290) (1,404,591)      6,168
Purchases of investment securities.........  (3,946,374) (1,076,786) (2,855,107)
Proceeds from sales of investment
 securities available for sale.............   1,587,339     894,558         --
Proceeds from sales of investment
 securities held to maturity...............         --          --    1,456,583
Proceeds from maturities of investment
 securities................................   1,204,043     775,376     517,362
Net increase in loans......................    (107,738)    (43,112)    (95,735)
Other, net.................................     (37,026)     (3,226)    (13,243)
                                             ----------  ----------  ----------
Net cash used by investing activities......  (1,913,046)   (857,781)   (983,972)
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in client
 deposits..................................   1,636,693   1,994,515    (270,927)
Net increase (decrease) in bank deposits...     111,114    (418,147)    865,554
Net increase (decrease) in short-term
 borrowings................................     566,254    (703,068)    171,309
Proceeds from long-term repurchase
 agreements................................         --          --      450,000
Repayment of long-term repurchase
 agreements................................    (400,000)   (200,000)   (397,600)
Proceeds from issuance of long-term debt...      15,000      10,000     147,984
Dividends paid.............................     (57,747)    (48,789)    (39,822)
Purchase of treasury shares................     (19,832)     (1,049)       (927)
                                             ----------  ----------  ----------
Net cash provided by financing activities..   1,851,482     633,462     925,571
Effect of exchange rate changes on cash and
 due from banks............................      14,918      15,916      (5,077)
                                             ----------  ----------  ----------
Net (decrease) increase in cash and due
 from banks................................      (5,079)     27,455      (2,833)
Cash and due from banks at beginning of
 year......................................      59,537      32,082      34,915
                                             ----------  ----------  ----------
Cash and due from banks at end of year.....      54,458      59,537      32,082
                                             ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for income
 taxes.....................................       8,732       5,231         665
Cash paid during the year for interest.....     640,314     497,478     484,659
Transfer (from) to investments held to
 maturity (to) from investments available
 for sale..................................  (1,487,556)  1,804,562  (4,776,855)

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANISATION

  Safra Republic Holdings S.A. ("Safra Republic"), incorporated in the Grand Duchy of Luxembourg in May 1988, is the holding company of five European banking subsidiaries: Republic National Bank of New York (Suisse) S.A., Republic National Bank of New York (Luxembourg) S.A., Republic National Bank of New York (France), Republic National Bank of New York (Guernsey) Limited, and Republic National Bank of New York (Gibraltar) Limited.

  The Board of Directors of Safra Republic has adopted a resolution that Safra Republic shall serve as a source of financial strength to each of its banking subsidiaries and, for the benefit of depositors and other creditors, Safra Republic stands ready to use its available resources to provide adequate capital funds to enable those subsidiary banks to meet their commitments in the normal course of business.

  At December 31, 1995, Republic New York Corporation ("RNYC") owned approximately 49.2% and Saban S.A. owned approximately 20.9% of Safra Republic's outstanding common stock. By virtue of these ownership interests in Safra Republic, the supervisory responsibilities of the Board of Governors of the Federal Reserve System ("the Federal Reserve") and the United States Comptroller of the Currency ("the OCC") extend to Safra Republic. It is the understanding of the bank regulators of the countries in which Safra Republic has subsidiaries that the Federal Reserve and the OCC exercise overall consolidated supervisory oversight responsibilities in respect of Safra Republic and its subsidiaries, and that the Luxembourg Monetary Institute, by virtue of the European Directive on consolidated supervision, exercises prudential consolidated supervisory responsibilities, while they themselves oversee the local subsidiaries' compliance with local laws, regulations and banking practice.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  The accounting and reporting policies of Safra Republic and its subsidiaries ("the Company") generally reflect United States banking industry practices and conform to United States generally accepted accounting principles ("U.S. GAAP"). The Company adopted U.S. GAAP for its financial reporting to RNYC and Saban S.A. and their regulatory supervisors due to the reasons set out in Note
1. A reconciliation of total assets, shareholders' equity and net income as of and for the years ended December 31, 1995 and 1994 prepared under both U.S. GAAP and Luxembourg generally accepted accounting principles ("Luxembourg GAAP") is included in Note 20.

  A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below:

    A. Basis of Presentation: The consolidated financial statements include the accounts of Safra Republic and its banking and non-banking subsidiaries. Significant intercompany transactions are eliminated in consolidation.

    Assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the respective year ends. Revenue and expenses are translated at average exchange rates for the year. Net translation gains or losses on subsidiaries' financial statements whose functional currency is not the U.S. dollar, net of related hedging results, are a component of the cumulative translation adjustment in shareholders' equity.

    Certain of the following footnotes have been prepared on a geographical ultimate risk basis. Geographical ultimate risk is defined as the domicile of the guarantor or the domicile of the counterparty or the head office of the guarantor or counterparty if it is a branch.

    Certain prior year amounts have been reclassified to conform with the 1995 presentation.

    B. Securities: The Company designates a security as held to maturity or available for sale at the time of acquisition. The Company periodically reviews its intent with respect to securities available for sale and may redesignate these securities and related off-balance sheet financial instruments used as hedges as held to maturity. At the time of redesignation such securities are recorded at market value and any unrealised appreciation (depreciation) existing with respect to the securities is continued to be reported as a separate component of shareholders' equity and amortised to interest income over the lives of the securities.

    At December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and immediately recognised a credit of US$ 89,962,500 to shareholders' equity for the net difference between the net market value and the carrying amount of investments securities classified as available for sale.

    Debt investment securities: Debt securities classified as investment securities are held to maximise total return over the longer term. Investment securities that may be sold in response to or in anticipation of changes in interest rates and prepayment risk, liquidity considerations, and other factors are recorded in the available for sale caption at approximate market value. Investment securities that the Company has the intent and ability to hold to maturity are carried at cost in the held to maturity caption, adjusted for amortisation of premiums and accretion of discounts.

    Realised gains and losses on investment securities, which are generally computed by the specific identification method, are included in investment securities gains. Aggregate unrealised net valuation adjustments on securities available for sale and financial instruments used to hedge these securities, if any, are recorded as a component of shareholders' equity, net of tax effect.

    Equity investment securities: Equity securities of companies in which the percentage of investment in voting stock is less than 20% and which are held for long-term appreciation are included in investment securities. Marketable equity investment securities are recorded at fair value. Nonmarketable equity investment securities are carried at cost. The carrying value of both marketable and nonmarketable equity investment securities recorded in the available for sale caption is reduced to reflect other-than-temporary impairments in value. Realised gains and losses, which are generally computed by the specific identification method, and unrealised impairments in value are included in investment securities gains. Aggregate unrealised net valuation adjustments on these securities, if any, are recorded as a component of shareholders' equity, net of tax effect.

    Trading account securities: Trading securities are carried at market value and are recorded as of their trade dates. Short trading positions are classified as liabilities. Gains and losses on trading positions are recognised currently as trading account income (loss).

    C. Loans: Loans are carried at their principal amount outstanding, net of unearned income. Unearned income on discounted loans is accreted rateably into income.

    Nonaccrual loans are those loans on which the accrual of interest ceases when principal or interest payments are past due 90 days. A loan may be placed on a nonaccrual status prior to the 90 day period if, in management's opinion, conditions warrant. When a loan is placed on a nonaccrual basis all accrued interest receivable is reversed and charged against current interest income. Interest received on nonaccrual loans is either applied against principal or credited to income, according to management's judgment as to the collectibility of principal. Generally, a loan may be restored to accrual status only after all delinquent interest and principal are brought current, and, in the case of loans where interest has been interrupted for a substantial period, a regular payment performance is established. An allowance for possible loan losses is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and other credit related exposures. A judgment as to the adequacy of the allowance is made at the end of each quarterly reporting period. Should the allowance be judged to be inadequate either because of reductions due to charge-offs or because of changes in the size or risk characteristics of the portfolios, the allowance is increased through a provision for loan losses that is charged to income in the quarterly reporting period.

    D. Premises and equipment: Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortisation. Depreciation and amortisation are computed on a straight-line basis and are charged to other operating expenses over the lesser of the estimated useful lives of the assets or lease terms. The estimated useful lives for premises and equipment are 25 to 40 years and 3 to 10 years, respectively. Maintenance and repairs are expensed as incurred and improvements are capitalised.

    E. Securities financing arrangements: Securities sold under agreements to repurchase ("repurchase agreements") are generally treated as borrowing transactions and are carried in short-term borrowings or long-term repurchase agreements at the amounts at which the securities were initially sold. Interest expense recognised under these agreements is recorded as interest expense on short-term borrowings or long-term repurchase agreements. Interest income on the related securities is recorded as interest income on investment securities.

    F. Financial instruments: Off-balance sheet financial instruments include futures, forwards, swaps and options in interest rate, foreign exchange, equity, and commodity markets. The Company uses these instruments in conjunction with its overall risk management and trading activities.

    Risk management: Net settlements related to contracts that are designated and effective as hedges or used to modify the interest rate characteristics of a specific asset or liability are generally deferred and recognised over the expected remaining life of the underlying asset or liability in net interest revenue if the underlying asset or liability is carried at amortised cost, or are carried at fair value, with aggregate unrealised adjustments, if any, recorded as a component of shareholders' equity if the underlying asset is carried at fair value. The market values of such open or unsettled contracts are taken into consideration in reporting the fair value of the related asset or liability carried at amortised cost. Upon contract settlement, the cumulative change in market value is recognised as an adjustment to the carrying amount of the asset or liability being hedged.

    Revenue or expense associated with interest rate swaps and caps entered into to meet longer-term interest rate management objectives, including maximisation of net interest revenue, is accrued over the life of the agreements in net interest income.

    Realised and unrealised gains and losses on currency contracts designated and effective as hedges of investments in certain subsidiaries denominated in foreign currencies are recorded in the cumulative translation adjustment component of shareholders' equity.

    Trading: Those financial instruments that are entered into for trading purposes or used as hedges of other trading instruments are carried at market value on a gross basis in trading assets and trading liabilities, with resultant gains and losses reported currently in foreign exchange and precious metals trading for foreign exchange related contracts and in trading account income (loss) for all other contracts. That portion of the initial market value associated with currency swaps that reflects credit considerations, ongoing servicing, and transaction hedging costs is deferred and recognised over the life of the contract in foreign exchange and precious metals trading.

    G. Income taxes: The earnings of the Company are subject to the local income tax regulations of the respective countries in which the subsidiaries operate. Income tax expense in the accompanying consolidated financial statements represents the aggregate of the subsidiaries' income taxes for the respective years. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.

    H. Transactions with affiliates: Amounts due to and from the Company's affiliates (primarily RNYC and its subsidiaries, principally Republic National Bank of New York, New York) arise from transactions conducted in the ordinary course of business. Such transactions are made upon substantially the same terms as those prevailing at the time for comparable transactions with third parties. Such amounts are included in the consolidated financial statements on a line-by-line basis.

    I. Retirement plans: The employees of the Company are covered by retirement plans which are based upon the social laws of the respective countries in which each subsidiary operates.

    J. Net income per common share: Net income per common share is computed by dividing net income by the average number of common shares outstanding during the year.

    K. Statements of cash flows: For purposes of presenting cash flow information, the Company defines cash and cash equivalents as the Consolidated Statements of Condition caption cash and due from banks.

3. INTEREST-BEARING DEPOSITS WITH BANKS

  The following tables provide information on the composition by ultimate risk and maturity distribution of the Company's interest-bearing deposits with banks at December 31:

                                                             1995       1994
                                                          ---------- ----------
                                                          (IN THOUSANDS OF US$)
    Ultimate risk:
      United States......................................    341,616    406,788
      United Kingdom and Channel Islands.................  1,197,709  1,120,691
      Continental Europe.................................  3,957,453  2,881,198
      Japan and Southeast Asia...........................    192,725    576,069
      Central and South America..........................     42,527    194,009
      Canada.............................................    264,430     44,612
      Other..............................................     62,023      9,041
                                                          ---------- ----------
                                                           6,058,483  5,232,408
                                                          ========== ==========
    Maturity distribution:
      Due within one month...............................  3,780,581  2,872,042
      Due after one month but within six months..........  2,143,511  2,061,115
      Due after six months but within twelve months......    134,391    299,251
                                                          ---------- ----------
                                                           6,058,483  5,232,408
                                                          ========== ==========

4. INVESTMENT SECURITIES

 Available for sale:

  The following tables present the amortised cost and approximate market values of the Company's available for sale investment securities by type of security at December 31:

                                                         1995
                                         -------------------------------------
                                                   GROSS UNREALISED
                                         AMORTISED ----------------    BOOK/
                                           COST     GAINS  (LOSSES)   MARKET
                                         --------- ------- --------  ---------
                                                (IN THOUSANDS OF US$)
Banks...................................   843,803  24,729   (2,868)   865,664
Governments and government agencies..... 3,300,206  79,365  (38,201) 3,341,370
Companies............................... 1,040,933  19,859  (11,445) 1,049,347
Interest rate and currency swaps........       --   34,954  (88,154)   (53,200)
                                         --------- ------- --------  ---------
                                         5,184,942 158,907 (140,668) 5,203,181
                                         ========= ======= ========  =========

                                                         1994
                                         --------------------------------------
                                                   GROSS UNREALISED
                                         AMORTISED -----------------    BOOK/
                                           COST     GAINS  (LOSSES)    MARKET
                                         --------- ------- ---------  ---------
                                                 (IN THOUSANDS OF US$)
Banks...................................   528,610   2,352   (8,249)    522,713
Governments and government agencies..... 1,330,431   7,761  (69,461)  1,268,731
Companies...............................   490,671   3,288   (5,496)    488,463
Interest rate and currency swaps........       --   15,245   (5,673)      9,572
                                         --------- ------- --------   ---------
                                         2,349,712  28,646  (88,879)  2,289,479
                                         ========= ======= ========   =========

 Held to maturity:

  The following tables present the book and approximate market values of the Company's held to maturity investment securities by type of security at December 31:

                                                        1995
                                       ----------------------------------------
                                         BOOK/   GROSS UNREALISED
                                       AMORTISED -----------------  APPROXIMATE
                                         COST     GAINS  (LOSSES)     MARKET
                                       --------- ------- ---------  -----------
                                                (IN THOUSANDS OF US$)
Banks.................................    68,111   2,313   (1,634)      68,790
Governments and government agencies... 1,987,635  38,938     (326)   2,026,247
Companies.............................    92,173   9,425      --       101,598
Interest rate and currency swaps......       --    4,822  (49,855)     (45,033)
                                       --------- ------- --------    ---------
                                       2,147,919  55,498  (51,815)   2,151,602
                                       ========= ======= ========    =========

                                                        1994
                                       ----------------------------------------
                                         BOOK/   GROSS UNREALISED
                                       AMORTISED -----------------  APPROXIMATE
                                         COST     GAINS  (LOSSES)     MARKET
                                       --------- ------- ---------  -----------
                                                (IN THOUSANDS OF US$)
Banks.................................    91,189     245      (827)     90,607
Governments and government agencies... 2,981,845   2,195  (210,089)  2,773,951
Companies.............................   128,099   4,539    (2,424)    130,214
Interest rate and currency swaps......       --   36,051    (4,645)     31,406
                                       --------- ------- ---------   ---------
                                       3,201,133  43,030  (217,985)  3,026,178
                                       ========= ======= =========   =========

 Total securities:

  The following table presents the book or amortised cost and approximate market values of all investment securities at December 31, 1995, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment and early call privileges of the borrower.

                                 AVAILABLE FOR SALE       HELD TO MATURITY
                                 ------------------- --------------------------
                                 AMORTISED   BOOK/       BOOK/      APPROXIMATE
                                   COST     MARKET   AMORTISED COST   MARKET
                                 --------- --------- -------------- -----------
                                             (IN THOUSANDS OF US$)
Due in one year or less........    258,977   267,919          18            18
Due after one year but within
 five years....................  1,358,442 1,377,946      76,178        80,804
Due after five years but within
 ten years.....................    801,622   808,980     146,950       160,074
Due after ten years............    324,891   324,636       5,083         5,701
Mortgage-backed securities.....  2,441,010 2,423,700   1,919,690     1,905,005
                                 --------- ---------   ---------     ---------
                                 5,184,942 5,203,181   2,147,919     2,151,602
                                 ========= =========   =========     =========

  In November 1995, the Financial Accounting Standards Board issued a Special Report regarding the implementation of SFAS 115. The Company had an opportunity to reassess the appropriateness of the classifications of its investment securities concurrent with the adoption of this Special Report. As a result of this reassessment, the Company repositioned its securities portfolio in order to lower the volatility inherent therein by transferring investment securities classified as held to maturity to the available for sale classification. The securities transferred had a total book value of approximately US$ 1.5 billion and a market value of approximately US$ 1.5 billion as of the transfer date. The unrealised holding gain at the date of transfer was US$ 38.2 million.

  During the year ended December 31, 1994, the Company transferred investment securities from the available for sale classification to the held to maturity classification. The market value of the securities transferred was US$ 1.8 billion. The unrealised holding loss at the date of transfer was US$ 53.0 million. The unrealised holding loss is included as a component of shareholders equity and is amortised over the average life of the securities that were transferred.

  Investment securities having a book value of approximately US$ 1.6 billion at December 31, 1995 were pledged to secure short-term borrowings, long-term repurchase agreements and a security lending program.

  The following table provides information on the composition by ultimate risk of the Company's total investment securities portfolio as of December 31:

                                           1995                  1994
                                   --------------------- ---------------------
                                             APPROXIMATE           APPROXIMATE
                                     BOOK      MARKET      BOOK      MARKET
                                   --------- ----------- --------- -----------
                                              (IN THOUSANDS OF US$)
United States..................... 4,962,198  4,962,324  3,841,378  3,652,705
United Kingdom and Channel
 Islands..........................   235,867    244,221     64,729     64,747
Continental Europe................ 1,481,431  1,482,000  1,029,099  1,042,151
Japan and Southeast Asia..........   101,684    101,684    170,867    171,515
Central and South America.........   429,319    429,319    278,085    278,085
Canada............................    68,612     68,612     56,509     56,509
Other.............................    71,989     66,623     49,945     49,945
                                   ---------  ---------  ---------  ---------
                                   7,351,100  7,354,783  5,490,612  5,315,657
                                   =========  =========  =========  =========

5. TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

  The following table presents the composition of trading account assets and trading account liabilities at December 31:

                                                             1995        1994
                                                          ----------- ----------
                                                          (IN THOUSANDS OF US$)
    Trading account assets:
      Mutual funds and equity securities.................      51,889     28,661
      Debt securities....................................         233        813
      Unrealized gains on swaps and options..............     103,050     45,103
                                                          ----------- ----------
                                                              155,172     74,577
                                                          =========== ==========
    Trading account liabilities:
      Unrealized losses on swaps and options.............      79,245     53,554
                                                          =========== ==========

  The Company's trading activities consist primarily of offsetting foreign exchange and precious metals swaps and options entered into to accommodate clients corresponding transactions. The Company also trades in the futures markets and debt and equity securities in emerging markets. The following table presents the results of the Company's trading activities for each of the years in the three-year period ended December 31, 1995:

                                                        1995     1994     1993
                                                       -------  -------  -------
                                                        (IN THOUSANDS OF US$)
Foreign exchange and precious metals trading..........  19,807   14,337   18,653
                                                       =======  =======  =======
Trading account income (loss), net:
  Debt securities.....................................    (697)     (42)   3,475
  Mutual funds and equity securities..................   5,852   (3,031)   2,799
  Interest rate swaps and futures.....................   2,483   (1,840)   2,378
                                                       -------  -------  -------
                                                         7,638   (4,913)   8,652
                                                       =======  =======  =======

  The following tables present information related to the fair value, which is also the carrying value, of swaps and options held for trading purposes.

                                            AVERAGE FAIR       FAIR VALUE AT
                                         VALUE DURING 1995   DECEMBER 31, 1995
                                         ------------------ -------------------
                                         ASSETS LIABILITIES ASSETS  LIABILITIES
                                         ------ ----------- ------- -----------
                                                 (IN THOUSANDS OF US$)
Interest rate swaps.....................  1,235       62      3,293      --
                                         ------   ------    -------   ------
Foreign exchange and precious metals:
  Spot, swaps and forwards.............. 86,350   71,849     92,038   71,624
  Options written.......................    --    12,250        --     5,781
  Options purchased..................... 12,638      --       5,879      --
                                         ------   ------    -------   ------
                                         98,988   84,099     97,917   77,405
                                         ------   ------    -------   ------
Debt and equity securities:
  Options written.......................    --     5,521        --     1,840
  Options purchased.....................  5,524      --       1,840      --
                                         ------   ------    -------   ------
                                          5,524    5,521      1,840    1,840
                                         ------   ------    -------   ------
    Total...............................                    103,050   79,245
                                                            =======   ======

                                             AVERAGE FAIR      FAIR VALUE AT
                                          VALUE DURING 1994  DECEMBER 31, 1994
                                          ------------------ ------------------
                                          ASSETS LIABILITIES ASSETS LIABILITIES
                                          ------ ----------- ------ -----------
                                                  (IN THOUSANDS OF US$)
Interest rate swaps......................    491      --        291      --
                                          ------   ------    ------   ------
Foreign exchange and precious metals:
  Spot, swaps and forwards............... 52,907   50,675    32,122   41,012
  Options written........................    --     5,250       --    10,740
  Options purchased......................  5,470      --     10,888      --
                                          ------   ------    ------   ------
                                          58,377   55,925    43,010   51,752
                                          ------   ------    ------   ------
Debt and equity securities:
  Options written........................    --     3,866       --     1,802
  Options purchased......................  3,866      --      1,802      --
                                          ------   ------    ------   ------
                                           3,866    3,866     1,802    1,802
                                          ------   ------    ------   ------
    Total................................                    45,103   53,554
                                                             ======   ======

6. LOANS

  The following table presents the composition of the Company's loan portfolio at December 31:

                                                            1995        1994
                                                         ----------  ----------
                                                         (IN THOUSANDS OF US$)
Real estate.............................................     89,115      56,222
Commercial and other....................................  1,248,537   1,056,347
Banks and other financial institutions..................     24,055     111,527
Governments and government agencies.....................     82,161      82,516
                                                         ----------  ----------
                                                          1,443,868   1,306,612
Less unearned income....................................        (65)        (67)
                                                         ----------  ----------
Loans, net of unearned income...........................  1,443,803   1,306,545
                                                         ==========  ==========

  The Company grants loans in the ordinary course of business, on normal credit terms. The Company's policy for requiring collateral is based on management's evaluation of the counterparty; collateral may include real estate, deposits, marketable securities, accounts receivable and inventory.

7. ALLOWANCE FOR POSSIBLE LOAN LOSSES

  Changes in the Company's allowance for possible loan losses applicable to the operations for each of the years in the three-year period ended December 31, 1995 were as follows:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                       (IN THOUSANDS OF US$)
Balance at beginning of year......................... 124,774  102,204   52,376
Provision............................................   1,000   12,000   80,987
                                                      -------  -------  -------
                                                      125,774  114,204  133,363
                                                      -------  -------  -------
Loans charged-off....................................  (8,647)  (3,874) (34,184)
Recoveries...........................................   5,400    5,112    3,785
                                                      -------  -------  -------
Net recoveries (charge-offs).........................  (3,247)   1,238  (30,399)
Translation adjustment...............................   7,773    9,332     (760)
                                                      -------  -------  -------
Balance at end of year............................... 130,300  124,774  102,204
                                                      =======  =======  =======

  The principal balances of the Company's non-performing loans at December 31, 1995, 1994 and 1993 were US$19,697,000, US$13,454,000 and US$23,190,000 respectively, all of which were impaired. The Company has established an allowance for possible loan losses totaling US$6,966,000 related to these impaired loans. The average amount of impaired loans, net of charge-offs, during 1995 was US$18,543,000. At December 31, 1995 and 1994, there were US$12,676,000 and US$3,569,000, respectively, of restructured loans considered as non-performing.

  The Company recognises interest income on impaired loans on a cash basis. The following table presents the effect of impaired loans on interest income for each of the years in the three-year period ended December 31, 1995:

                                                       1995    1994    1993
                                                      ------- ------- -------
                                                      (IN THOUSANDS OF US$)
Gross amount of interest that would have been earned
 at original contract rates..........................    927     509    2,279
Actual amount recorded as interest income............   (772)   (304)    (323)
                                                      ------  ------  -------
Foregone interest income.............................    155     205    1,956
                                                      ======  ======  =======

8. DEPOSITS

  Included in total deposits at December 31, 1995 and 1994 were US$325 million and US$323 million of non-interest-bearing deposits, respectively.

9. SHORT-TERM BORROWINGS

  The following table presents the Company's short-term borrowings at December
31:

                                                              1995       1994
                                                           ---------- ----------
                                                           (IN THOUSANDS OF US$)
Securities sold under repurchase agreements...............  1,580,479    996,974
Other borrowings..........................................      6,821     20,526
                                                           ---------- ----------
                                                            1,587,300  1,017,500
                                                           ========== ==========

  Short-term borrowings mature within one to twelve months.

10. LONG-TERM DEBT

  The Company's long-term debt at December 31, 1995 consists primarily of US$150,000,000 floating rate notes due in September 1998. The notes may be repaid in whole at the option of the Company on any interest payment date after September 1, 1996. The interest rate on the notes is 3-month Libor plus 28 basis points, currently 5.9% at December 31, 1995. Long-term debt also includes US$25,000,000 issued under the Euro Deposit Note Programme. These issues mature between December 22, 1999 and July 18, 2005 and bear interest rates ranging between 8.4% to 8.5%.

11. INCOME TAXES

  Total income tax expense for each of the years in the three-year period ended December 31, 1995 was allocated as follows:

                                                          1995    1994     1993
                                                         ------- -------  -------
                                                         (IN THOUSANDS OF US$)
Income from operations..................................  10,171   9,235   8,119
Shareholders' equity:
  Net unrealised appreciation (depreciation) on
   securities available for sale........................   6,810  (3,852)  2,263

  The components of the Company's consolidated income tax expense from operations for each of the years in the three-year period ended December 31, 1995, were as follows:

                                                            1995    1994   1993
                                                           ------- --------------
                                                           (IN THOUSANDS OF US$)
Current tax expense.......................................   6,653  7,129  2,760
Deferred tax expense......................................   3,518  2,106  5,359
                                                           ------- ------ ------
                                                            10,171  9,235  8,119
                                                           ======= ====== ======

  The principal sources of deferred income taxes attributable to operations in 1995, 1994 and 1993 and the effects of each on the amount of taxes were as follows:

                                                      1995     1994     1993
                                                     -------  -------  -------
                                                      (IN THOUSANDS OF US$)
Statutory provisions for loan losses................   2,109    2,177    5,101
Unrealised gains on securities available for sale...    (660)     176     (161)
Other, net..........................................   2,069     (247)     419
                                                     -------  -------  -------
                                                       3,518    2,106    5,359
                                                     =======  =======  =======

  The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                           1995        1994
                                                        ----------  ----------
                                                        (IN THOUSANDS OF US$)
Deferred tax assets:
  Net unrealised depreciation on securities available
   for sale............................................        --        1,589
  Allowance for loan losses............................     20,336      17,457
  Other................................................        254         205
                                                        ----------  ----------
                                                            20,590      19,251
Less valuation allowance adjustment....................    (20,543)    (17,632)
                                                        ----------  ----------
                                                                47       1,619
                                                        ==========  ==========
Deferred tax liabilities:
  Net unrealised appreciation on securities available
   for sale............................................      5,221         --
  Unrealised gains on securities.......................        613       1,273
  Statutory allowance for loan losses..................      5,129       3,020
  Other................................................      2,571         485
                                                        ----------  ----------
                                                            13,534       4,778
                                                        ==========  ==========

  At December 31, 1995, the Company's subsidiaries had undistributed earnings of approximately US$117 million which would be subject to a withholding tax of US$40 million upon distribution. This withholding tax liability has not been provided for as the Company intends indefinitely to reinvest these earnings.

12. SHAREHOLDERS' EQUITY

  At December 31, 1995 and 1994, Safra Republic had US$465 million and US$205 million, respectively, in foreign exchange contracts entered into to hedge its investments in subsidiaries whose functional currencies are other than U.S. dollar. At December 31, 1995 and 1994, Safra Republic's total net unhedged equity investment in subsidiaries denominated in European currencies was approximately 15% and 25%, respectively, of the Company's total shareholders' equity.

  Safra Republic owns all of the outstanding stock of its various consolidated subsidiaries. Safra Republic and its subsidiaries are limited under laws in effect in their respective countries, as to the amount of dividends which may be distributed to Safra Republic and its shareholders. As of December 31, 1995, approximately US$56 million of consolidated retained earnings, net of cumulative translation adjustment, were not available for distribution due to these legal restrictions.

  The Board of Directors of Safra Republic has authorised the purchase of up to 10% of its issued shares of common stock in open market transactions. The Company had accumulated purchases of 394,059 at December 31, 1995.

13. EXECUTIVE COMPENSATION AND RETIREMENT BENEFITS

  Safra Republic is authorised by its Board of Directors to award under the 1989 Stock Award and the 1989 Stock Option Plans up to 10% of its issued shares of common stock to key employees of the Company. The terms of the Stock Award Plan restrict the use of the grants for a specified time period generally ranging from three to five years for each individual employee. Under the Stock Option Plan, the options are exercisable within five years following the date of grant. Upon exercising the option the holders are entitled to take ownership of the shares of common stock after a specified amount of time of continued employment. The following shares have been granted under the 1989 Stock Award Plan:

                                                         NUMBER     AGGREGATE
                                                       OF SHARES       COST
                                                       ----------   ----------
                                                       (IN THOUSANDS OF US$
                                                        EXCEPT SHARE DATA)
Balance at December 31, 1992..........................     174,640       9,094
  Granted.............................................      42,290       3,451
  Exercised...........................................     (37,475)     (1,980)
  Cancelled...........................................      (9,565)       (497)
                                                        ----------   ---------
Balance at December 31, 1993..........................     169,890      10,068
  Granted.............................................      56,260       3,737
  Exercised...........................................     (34,300)     (1,820)
  Cancelled...........................................      (2,150)        (36)
                                                        ----------   ---------
Balance at December 31, 1994..........................     189,700      11,949
  Granted.............................................      44,667       3,809
  Exercised...........................................     (65,752)     (3,610)
  Cancelled...........................................     (10,360)       (169)
                                                        ----------   ---------
Balance at December 31, 1995..........................     158,255      11,979
                                                        ==========   =========

  The aggregate cost of common stock awarded under the 1989 Stock Award Plan is amortised to expense over the period under which such shares are restricted. Included in employee benefits for 1995 is US$3,067,000 (1994:
US$2,225,000; 1993: US$3,289,000) related to this plan.

  At December 31, 1995, there were 250 exercisable options outstanding under the terms of the 1989 Stock Option Plan at an option price of US$57.00 per share.

  Retirement benefits generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate expense for such plans was approximately US$5,400,000, US$5,120,000 and US$5,022,000 in 1995, 1994 and 1993, respectively.

14. GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

  The following geographic analysis of total assets, total operating revenue, income before income taxes and net income is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Certain items of revenue and expense, including the provision for loan losses and applicable income taxes, have been subjectively allocated and, therefore, the data presented may not be meaningful. Based on the above, the following table summarises total assets and the results of the Company's operations by geographic area as of and for each of the years in the three-year period ended December 31, 1995.

                                                 TOTAL   INCOME (LOSS)   NET
                                      TOTAL    OPERATING    BEFORE     INCOME
                                      ASSETS    REVENUE  INCOME TAXES  (LOSS)
                                    ---------- --------- ------------- -------
                                            (IN THOUSANDS OF US$)
United Kingdom and Channel
 Islands...................... 1995  2,405,549   120,090     17,353     16,538
                               1994  1,219,134    70,443     21,179     20,336
                               1993  1,425,990    81,427     12,195     11,282

Continental Europe............ 1995  4,751,947   367,877    (31,397)   (37,785)
                               1994  4,551,051   293,747     (9,300)   (17,692)
                               1993  3,291,252   289,099    (83,909)   (91,115)

Canada........................ 1995    173,363    12,008      3,208      3,208
                               1994    301,650    11,747      3,023      3,023
                               1993     93,296     4,263      1,423      1,423

Far East...................... 1995    464,501    37,011      6,063      6,063
                               1994    665,300    31,954      2,933      2,933
                               1993    410,119    29,337      3,516      3,516
Caribbean Money Centre
 Locations, Central and
 South America................ 1995  1,422,094   102,779     25,636     22,668
                               1994  1,077,607    68,487      6,919      6,919
                               1993    874,711    43,824     17,829     17,829

Middle East and Africa........ 1995    177,747    14,580      2,947      2,947
                               1994    206,143    12,105    (20,215)   (20,215)
                               1993    158,875     7,458      1,883      1,883

United States................. 1995  6,265,343   354,910    148,465    148,465
                               1994  4,466,125   328,404    163,271    163,271
                               1993  5,095,723   334,082    176,777    176,777

Total......................... 1995 15,660,544 1,009,255    172,275    162,104
                               1994 12,487,010   816,887    167,810    158,575
                               1993 11,349,966   789,490    129,714    121,595

15. OFF-BALANCE SHEET RISK

 Trading and risk management financial instruments

  The Company's principal objective in holding or issuing off-balance sheet securities and certain other financial instruments is the management of interest rate and foreign exchange risks arising out of the underlying investment securities and to meet similar needs of its customers.

  To achieve its risk management objective, the Company uses a combination of financial instruments, particularly interest rate swaps and options, as well as other contracts.

  Interest rate swap contracts obligate the Company to exchange the difference between fixed rate and floating rate interest amounts based on an agreed notional amount.

  Forward contracts commit the company to buy or sell, at a future date, a specified financial instrument, currency or precious metal or other commodity at an agreed price. Forward contracts are customised transactions that require no cash settlement until the end of the contract.

  Foreign exchange, precious metals or other commodity swaps represent the amounts to be received from and paid to counterparties.

  Purchased option contracts give the holder the right, but not the obligation, to acquire or sell for a limited time period a financial instrument, currency, precious metal or other commodity at a designated price upon payment of a fee at the commencement of the contract. The writer of an option receives a premium at the outset of a contract as payment for assuming the risk of unfavorable changes in the price of the underlying instrument.

  The market risk of off-balance sheet transactions arises from the potential for changes in value due to fluctuations in foreign exchange rates and in prices of debt securities, equities, or commodities. The Company generally reduces its exposure to market risks by entering into off-setting transactions. The credit and settlement risk of off-balance sheet transactions arises from the potential for a counterparty to default on its contractual obligations. The effect of such defaults varies as the market value of these contracts changes. Credit exposure exists at a particular point in time when an off-balance sheet contract has a positive market value. The Company attempts to limit its credit and settlement risk by dealing with highly creditworthy counterparties rated "AA" or better, limiting individual positions, and obtaining collateral where appropriate.

  The following table summarises the notional amounts of forward, swap and option instruments used in trading and risk management activities and credit exposure on instruments used in risk management activities at December 31. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favorable and unfavorable value to the Company. These notional amounts do not represent the amounts to be exchanged by the Company nor do they measure the exposure to credit or market risk.

                                                       DECEMBER 31, 1995
                                                --------------------------------
                                                              ASSET/LIABILITY
                                                  TRADING        MANAGEMENT
                                                ----------- --------------------
                                                CONTRACTUAL CONTRACTUAL
                                                 NOTIONAL    NOTIONAL    CREDIT
                                                  AMOUNTS     AMOUNTS   EXPOSURE
                                                ----------- ----------- --------
                                                     (IN THOUSANDS OF US$)
Interest rate:
  Swaps........................................    115,373   2,775,872   34,163
  Caps purchased...............................        --    2,018,496    5,759
Foreign exchange and precious metals:
  Spot, forwards and swaps.....................  7,242,931     985,591   17,439
  Options written..............................    730,968         --       --
  Options purchased............................    766,355         --       --
Debt and equity securities:
  Options written..............................    101,211         --       --
  Options purchased............................    101,211         --       --

                                                       DECEMBER 31, 1994
                                                --------------------------------
                                                              ASSET/LIABILITY
                                                  TRADING        MANAGEMENT
                                                ----------- --------------------
                                                CONTRACTUAL CONTRACTUAL
                                                 NOTIONAL    NOTIONAL    CREDIT
                                                  AMOUNTS     AMOUNTS   EXPOSURE
                                                ----------- ----------- --------
                                                     (IN THOUSANDS OF US$)
Interest rate:
  Swaps........................................      9,345   2,846,915   54,543
  Caps purchased...............................        --    2,081,390   76,203
Foreign exchange and precious metals:
  Spot, forwards and swaps.....................  2,412,890     512,183    5,308
  Options written..............................    614,186         --       --
  Options purchased............................    614,186     225,000    1,718
Debt and equity securities:
  Options written..............................    256,464         --       --
  Options purchased............................    256,464         --       --

  At December 31, 1995, approximately 87% of the foreign exchange contracts relate to major foreign currencies such as Deutschmarks, French Francs, Japanese Yen, Pounds Sterling and Swiss Francs, and precious metals such as gold and silver. The remaining contracts comprise a broad range of other currencies.

 Credit related instruments

  Credit related instruments include commitments to extend credit, commercial and standby letters of credit and financial guarantees. The contractual amounts of these instruments represent the amounts at risk should the contracts be fully drawn upon, the client default, and the value of any existing collateral become worthless. The total contractual amount of credit related financial instruments does not represent the expected future liquidity requirements since a significant amount of commitments to extend credit and standby letters of credit and guarantees are expected to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. Commitments to extend credit generally require the client to meet certain credit related terms and conditions before draw-down.

  An allowance for possible loan losses is maintained that is considered adequate to absorb losses in the existing portfolios of loans and other credit related undertakings.

  A summary of the contractual amount of credit related instruments at December 31 is presented in the following table:

                                                           1995        1994
                                                         NOTIONAL    NOTIONAL
                                                          AMOUNT      AMOUNT
                                                        ----------  ----------
                                                        (IN THOUSANDS OF US$)
Commitments to extend credit...........................     93,778      52,674
Standby letters of credit and financial guarantees.....    628,335     566,732
Commercial and other letters of credit.................    126,850     103,358
Commitments to purchase securities.....................    425,000         --
Securities lent........................................     82,496     113,000

16. CREDIT RELATED RISK CONCENTRATIONS

  In the normal course of its business, the Company's activities include significant amounts of credit risk to depository institutions. Such concentrations aggregated approximately 46% and 49% of the Company's on-balance sheet financial instruments at December 31, 1995 and 1994, respectively. This exposure included approximately 84% and 86% in the form of interest-bearing deposits with banks, respectively. The Company's credit exposure to the United States Federal Government and its agencies, principally in the form of securities, was approximately 29% of respective year-end on-balance sheet financial instruments.

17. COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business, there are various outstanding commitments and contingent liabilities of the Company that are not reflected in the consolidated statements of condition.

  The Company's minimum rental commitments for noncancelable operating leases for premises and equipment at December 31, 1995 were US$ 18,292,000 in 1996, US$ 13,367,000 in 1997, US$ 12,341,000 in 1998, US$ 9,466,000 in 1999, US$
9,008,000 in 2000 and US$ 11,403,000 thereafter in the aggregate. Actual net rental expense for premises in 1995, 1994 and 1993 was US $12,462,000, US$ 10,508,000 and US$ 9,879,000, respectively.

18. TRANSACTIONS WITH AFFILIATES

  The following is a summary of significant aggregate balances and transactions with affiliates included in the Company's consolidated financial statements for the three years ended December 31:

                                                 1995       1994       1993
                                               ---------  ---------  ---------
                                                   (IN THOUSANDS OF US$)
Assets:
  Cash and due from banks.....................    14,232     22,053     13,312
  Interest-bearing deposits with banks........   216,795    247,769    277,400
  Accrued interest receivable.................    12,759     15,561      3,383
Liabilities:
  Bank deposits...............................   183,707    148,137    187,060
  Short-term borrowings.......................     2,253     10,760      6,134
  Accrued interest payable....................    17,156      9,367      3,834
Interest income:
  Deposits with banks.........................    19,829     37,919     24,595
  Investment securities.......................       --         --         882
Interest expense:
  Deposits and short-term borrowings..........    13,215     17,318     16,964
Other operating items:
  Commission income (expense).................       151     (5,966)    (3,787)
  Occupancy, net..............................    (8,225)    (7,109)    (7,005)
Off-balance sheet:
  Trading and risk management financial
   instruments................................ 1,983,415  1,242,530  1,410,816
  Credit related instruments..................   210,820    256,761     11,097
  Lease commitments...........................    54,496     47,124     56,325

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarises the estimated fair value of the Company's financial instruments recorded on and off the consolidated statements of condition as of December 31, 1995 and 1994. Because the Company operates as a going concern and since all fair value calculations are estimated as of a point in time and are subject to change with market conditions, the amounts ultimately realised could be different from those indicated in the table below. For some activities, principally lending, there is no active market and, therefore, much of the fair value information in respect of loans is judgmental in nature. Details for financial instruments issued or held for trading purposes are provided in Note 5.

                                          1995                    1994
                                  ----------------------  ---------------------
                                     BOOK     ESTIMATED     BOOK     ESTIMATED
                                    VALUE     FAIR VALUE    VALUE    FAIR VALUE
                                  ----------  ----------  ---------  ----------
                                            (IN THOUSANDS OF US$)
Non-trading activities:
 Assets:
  Cash and due from banks........     54,458      54,458     59,537     59,537
  Interest-bearing deposits with
   banks.........................  6,058,483   6,058,483  5,232,408  5,232,408
  Investment securities..........  7,351,100   7,354,783  5,490,612  5,315,657
  Loans, (net)...................  1,313,503   1,435,022  1,181,771  1,298,604
  Other financial assets.........    576,552     551,995    316,077    316,077
 Liabilities:
  Deposits....................... 11,347,601  11,347,743  9,363,840  9,363,840
  Short-term borrowings..........  1,587,300   1,587,300  1,017,500  1,017,500
  Long-term repurchase
   agreements....................        --          --     400,000    397,126
  Long-term debt.................    175,000     175,876    160,000    158,409
  Other financial liabilities....    812,222     812,222    163,018    163,018
Trading activities:
 Assets..........................    155,172     155,172     74,577     74,577
 Liabilities.....................    (79,245)    (79,245)   (53,554)   (53,554)
                                  ----------  ----------  ---------  ---------
 Net.............................     75,927      75,927     21,023     21,023
                                  ==========  ==========  =========  =========

                                              1995                1994
                                            ESTIMATED           ESTIMATED
                                       POSITIVE (NEGATIVE) POSITIVE (NEGATIVE)
                                           FAIR VALUE          FAIR VALUE
                                       ------------------- -------------------
                                                (IN THOUSANDS OF US$)
Off-balance sheet financial
 instruments:
  Swap agreements, principally
   interest rate swaps................       (94,298)             43,419
  Interest rate caps..................         5,753              76,203
                                             -------             -------
                                             (88,545)            119,622
Amount included with securities
 available for sale and trading.......        49,907              (9,863)
                                             -------             -------
                                             (38,638)            109,759
                                             =======             =======

  Basis of presentation: The above table comprises financial instruments, which are defined as cash, evidence of an ownership in an entity, or a contract that requires either the receipt or delivery of cash or another financial instrument. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is best evidenced by a quoted market price, if one exists. Financial instruments with remaining maturities of one year or less, with the exception of investment securities, are valued at their net carrying amount at December 31, 1995 and 1994. The carrying amounts in the table are included in the consolidated statements of condition under the indicated captions, except for off-balance sheet amounts that would otherwise reduce the recorded amounts. Those amounts are recognised as follows: liability amounts related to investment securities are included in other liabilities, and asset amounts related to deposits and debt are included in other assets. The "other financial assets" and "other financial liabilities" lines do not include amounts arising from off-balance sheet transactions that are shown under other captions. Other assets that are not financial instruments are excluded from the table.

  Estimation of fair values: The following notes summarise the major methods and assumptions used in estimating the fair values of financial instruments.

  Short-term financial instruments: Short-term financial instruments are valued at the carrying amounts in the consolidated statements of condition. The carrying amounts are reasonable estimates of fair value due to the short period to maturity. This approach applies to cash and due from banks, interest-bearing deposits with banks, deposits, short-term borrowings and the majority of other financial assets and liabilities.

  Investment securities: The fair value of investment securities is based on quoted market prices or dealer quotes.

  Loans: The fair value of loans is estimated by discounting estimated future cash flows at current market rates for which similar loans would be made. Non-performing loans are valued individually, based on an estimate of ultimate collectibility. Commitments to extend credit are valued utilising the fees currently charged to enter into similar agreements, taking into account the terms of the commitment and the risk characteristics of the borrower. Standby letters of credit, guarantees and commercial letters of credit are valued based on the fees currently charged for similar agreements or on the cost to terminate or settle the agreement at the reporting date.

  Long-term debt: Long-term repurchase agreements and long-term debt are valued based upon rates currently available to the Company for debt with similar terms and remaining maturities.

  Off-balance sheet financial instruments: The fair value of off-balance sheet financial instruments is estimated as the amounts that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealised gains or losses of open contracts. Market or dealer quotes are available for many contracts; otherwise, pricing or valuation models are applied to current market information to estimate fair value.

20. RECONCILIATION WITH LUXEMBOURG GAAP

  Safra Republic, as a Luxembourg holding company, should prepare consolidated accounts in accordance with the Luxembourg law of August 10, 1915 (as subsequently amended). As its subsidiaries are mainly banks, Safra Republic uses the derogation of Article 319 (5) of this law and prepares consolidated accounts which take into account specific banking operations. As indicated under note 2, the Company reports under U.S. GAAP. The consolidated financial statements prepared under U.S. GAAP are equivalent to the format prescribed by the Luxembourg law of June 17, 1992 relating to the annual accounts and consolidated accounts of credit institutions.

  Application of accounting principles generally accepted in Luxembourg would have had the following approximate effect on total assets, shareholders' equity and net income as of and for the years ended December 31:

                                                            1995
                                              ---------------------------------
                                                TOTAL     SHAREHOLDERS'   NET
                                                ASSETS       EQUITY     INCOME
                                              ----------  ------------- -------
                                                   (IN THOUSANDS OF US$)
U.S. GAAP...................................  15,660,544    1,467,807   162,104
Differences of accounting recognition for
 unrealised (depreciation) appreciation on
 investment securities available for sale,
 net of taxes...............................     (84,629)     (84,629)   45,714
Reversal of unrealised gains in the trading
 account assets, net of taxes...............      (8,975)      (8,975)   (6,760)
Differences of accounting for treasury share
 transactions...............................      20,981       20,981        79
                                              ----------    ---------   -------
Luxembourg GAAP.............................  15,587,921    1,395,184   201,137
                                              ==========    =========   =======

                                                           1994
                                             ---------------------------------
                                               TOTAL     SHAREHOLDERS'   NET
                                               ASSETS       EQUITY     INCOME
                                             ----------  ------------- -------
                                                  (IN THOUSANDS OF US$)
U.S. GAAP..................................  12,487,010    1,246,353   158,575
Differences of accounting recognition for
 unrealised depreciation on investment se-
 curities available for sale, net of tax-
 es........................................     (20,542)     (20,542)  (35,665)
Reversal of unrealised gains in the trading
 account assets, net of taxes..............      (2,214)      (2,214)   (1,928)
Differences of accounting for treasury
 share transactions........................       4,743        4,743    (1,220)
U.S. GAAP 1994 asset reclassification......      23,232          --        --
                                             ----------    ---------   -------
Luxembourg GAAP............................  12,492,229    1,228,340   119,762
                                             ==========    =========   =======

21. SAFRA REPUBLIC HOLDINGS S.A. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------
                                                         (IN THOUSANDS OF US$)
ASSETS:
Cash and due from banks.................................        400          59
Interest-bearing deposits with banks....................     14,562         --
Deposits with subsidiaries..............................     52,880      59,792
Investment securities:
  Available for sale....................................    228,576     158,950
  Held to maturity......................................     77,795      90,904
Trading account assets..................................     23,374      14,532
Investments in subsidiaries.............................    963,389     745,193
Loans to subsidiaries...................................    319,073     303,383
Other assets............................................     68,877      71,875
                                                         ----------  ----------
    Total assets........................................  1,748,926   1,444,688
                                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Due to brokers..........................................     77,795         --
Other liabilities.......................................     53,324      48,335
Long-term debt..........................................    150,000     150,000
SHAREHOLDERS' EQUITY (NOTES 12 AND 13):
Common stock, US$5 par value............................     89,155      89,155
Surplus.................................................    820,119     820,038
Retained earnings.......................................    579,514     341,903
Less shares held in treasury, at cost...................    (20,981)     (4,743)
                                                         ----------  ----------
    Total shareholders' equity..........................  1,467,807   1,246,353
                                                         ----------  ----------
    Total liabilities and shareholders' equity..........  1,748,926   1,444,688
                                                         ==========  ==========

  Included in retained earnings at December 31, 1995 were net unrealised appreciation on investment securities available for sale of US$11,953,000 (1994: US$91,858,000 unrealised depreciation) and US$1,269,000 (1994:
US$4,720,000 unrealised depreciation), attributable to the banking subsidiaries and parent company only, respectively.

CONDENSED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1995    1994     1993
                                                      ------- -------  -------
                                                       (IN THOUSANDS OF US$)
INCOME:
Dividends from subsidiaries.........................   82,000  88,900  161,788
Interest from subsidiaries..........................   28,822  20,203   19,931
Other interest......................................   19,663  15,613    7,194
Other...............................................    5,245    (984)   1,771
                                                      ------- -------  -------
    Total income....................................  135,730 123,732  190,684
                                                      ------- -------  -------
EXPENSES:
Salaries and other employee benefits................    8,336  11,400   11,052
Restricted stock expense............................    3,150   2,728    3,822
Interest expense....................................    9,723   7,086    1,431
Other expenses and provisions.......................    5,191  15,342   12,241
                                                      ------- -------  -------
    Total expenses..................................   26,400  36,556   28,546
                                                      ------- -------  -------
Income before equity in undistributed net income
 (loss) of subsidiaries.............................  109,330  87,176  162,138
Equity in undistributed net income (loss) of subsid-
 iaries.............................................   52,774  71,399  (40,543)
                                                      ------- -------  -------
    Net income......................................  162,104 158,575  121,595
                                                      ======= =======  =======

  The equity in undistributed net loss of subsidiaries in 1993 represents the excess of dividends over aggregate subsidiaries' net income.

CONDENSED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1995      1994       1993
                                                 -------  ---------  --------
                                                   (IN THOUSANDS OF US$)
OPERATING ACTIVITIES:
Net income...................................... 162,104    158,575   121,595
Adjustments to reconcile net income to net cash
 provided by operating activities:
Equity in undistributed net (income) loss of
 subsidiaries................................... (52,774)   (71,399)   40,543
(Increase) decrease in trading account securi-
 ties...........................................  (8,842)       753   (15,285)
Other, net......................................   3,329    (31,304)   (5,280)
                                                 -------  ---------  --------
    Net cash provided by operating activities... 103,817     56,625   141,573
                                                 -------  ---------  --------
INVESTING ACTIVITIES:
Net decrease in deposits with subsidiaries......   6,912    110,616     4,094
Increase in deposits with banks................. (14,562)       --        --
Sales (purchases) of investment securities,
 net............................................  27,266    (20,769) (232,824)
Cash contributions to subsidiaries..............  (1,131)   (10,811)  (10,775)
Net increase of loans to subsidiaries........... (12,256)  (103,000)      --
Other, net...................................... (32,126)    17,198    (9,354)
                                                 -------  ---------  --------
    Net cash used by investing activities....... (25,897)    (6,766) (248,859)
                                                 -------  ---------  --------
FINANCING ACTIVITIES:
Issuance of long-term debt......................     --         --    147,984
Cash dividends paid............................. (57,747)   (48,789)  (39,822)
Purchase of treasury shares..................... (19,832)    (1,049)     (927)
                                                 -------  ---------  --------
    Net cash (used) provided by financing activ-
     ities...................................... (77,579)   (49,838)  107,235
                                                 -------  ---------  --------
Net increase (decrease) in cash and due from
 banks..........................................     341         21       (51)
Cash and due from banks at beginning of year....      59         38        89
                                                 -------  ---------  --------
    Cash and due from banks at end of year......     400         59        38
                                                 =======  =========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMA-
 TION:
Transfer from investments held to maturity to
 investments available for sale.................  81,962        --    134,814
                                                 =======  =========  ========

  During 1995 and 1994, the Company increased its capital investment in its banking subsidiaries by US$6,383,000 and US$10,811,000 respectively. During 1995, the Company received cash refunds of US$5,253,000 of previously forgiven subordinated loans from one of its banking subsidiaries. During 1994, the Company forgave a portion of the subordinated loan to the same banking subsidiary in the amount of US$10,811,000.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFRA REPUBLIC HOLDINGS S.A.

  We have audited the accompanying consolidated statements of condition of Safra Republic Holdings S.A. as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safra Republic Holdings S.A. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with United States generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities at December 31, 1993.

  Generally accepted accounting principles in the United States vary in certain significant respects from generally accepted accounting principles in Luxembourg. Application of generally accepted accounting principles in Luxembourg would have affected results of operations for the two-year period ended December 31, 1995 and shareholders' equity and total assets as of December 31, 1995 and 1994, to the extent summarised in Note 20 to the consolidated financial statements.

Luxembourg, January 15, 1996              KPMG AUDIT
                                          Reviseurs d'entreprises


                                          C. Nicolet          D.G. Robertson

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

  Information concerning directors of the Corporation and nominees for election as directors is contained in the section "Election of Directors" in the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 20, 1996.

  The names, ages and positions of the executive officers of the Corporation are as follows:

                                    POSITION WITH               POSITION WITH
NAME                     AGE       THE CORPORATION                 THE BANK
----                     --- ---------------------------- --------------------------
Walter H. Weiner *......  65 Chairman of the Board and    Chairman of the Board and
                             Chief Executive Officer      Chief Executive Officer
Jeffrey C. Keil*........  52 President                    Vice Chairman of the Board
Peter J. Mansbach*......  58 Chairman of the              Chairman of the
                             Executive Committee          Executive Committee
Cyril S. Dwek*..........  59 Vice Chairman                Vice Chairman of the Board
Ernest Ginsberg*........  65 Vice Chairman                Vice Chairman of the Board
Nathan Hasson*..........  50 Vice Chairman                Vice Chairman of the
                                                          Board and Treasurer
Vito S. Portera*........  53 Vice Chairman                Vice Chairman of the Board
Elias Saal*.............  43 Vice Chairman                Vice Chairman of the Board
Dov C. Schlein*.........  48 Vice Chairman                President
Paul L. Lee**...........  49 Executive Vice President and Executive Vice President
                             General Counsel
George T. Wendler*......  51 Executive Vice President     Vice Chairman of the Board
Richard C. Spikerman....  55 International Credit Officer Executive Vice President

-------
* Member of the Management Executive Committees of both the Corporation and the Bank.
** Member of the Management Executive Committee of the Bank.

  Each of the above-named officers is a director of both the Corporation and the Bank, except for Messrs. Lee, Wendler, and Spikerman who are not directors of the Corporation.

  The term of each officer is for a year, which runs from the annual meeting of the Board of Directors of the Corporation and the Bank, respectively, following the Annual Meeting of Stockholders of each, until the next such Annual Meeting or until removed by the respective Board of Directors. Each of the above officers' service in his current position is indicated in his biography below.

  Mr. Edmond J. Safra is the Honorary Chairman of the Board of Directors of the Corporation and the Bank. Mr. Safra is Chairman of the Board of Safra Republic Holdings S.A. and Republic National Bank of New York (Suisse) S.A., the Bank's affiliate in Geneva, Switzerland. In addition, Mr. Safra is a principal stockholder of the Corporation.

  The biographical information for the past five years for the above named executive officers of the Corporation is as follows:

    Walter H. Weiner has been a director and Chairman of the Board of the Corporation and the Bank for over five years.

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

    Cyril S. Dwek has been a director and Vice Chairman of the Corporation and director and a Vice Chairman of the Board of the Bank for over five years.

    Ernest Ginsberg has been a director and a Vice Chairman of the Corporation (and was General Counsel until April 1994) and a director and a Vice Chairman of the Board of the Bank for over five years.

    Vito S. Portera has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board of the Bank for over five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York, the Miami, Florida Edge Act subsidiary of the Bank, for over five years.

    Elias Saal has been a director and a Vice Chairman of the Corporation since July 1995. He has been a director and Vice Chairman of the Board of the Bank since October and June 1995, respectively. Mr. Saal was an Executive Vice President of the Bank for over five years prior to 1995.

    Dov C. Schlein has been a director and a Vice Chairman of the Corporation and a director and President of the Bank for over five years.

    Paul L. Lee has been an Executive Vice President and General Counsel of the Corporation and a director and Executive Vice President of the Bank since April 1994. For over five years prior thereto, Mr. Lee was a partner of Shearman & Sterling, attorneys.

    Nathan Hasson has been a director and a Vice Chairman of the Corporation since January 1993. He has been a director and a Vice Chairman of the Board and Treasurer of the Bank for over five years.

    George T. Wendler has been an Executive Vice President and Chairman of the Credit Committee of the Corporation since October 1994 and a director and Vice Chairman of the Board of the Bank since June 1995. Prior thereto, Mr. Wendler was an Executive Vice President of the Bank for over five years.

    Richard C. Spikerman has been the International Credit Officer of the Corporation since January 1995. Mr. Spikerman has been an Executive Vice President of the Bank for over five years and a director of the Bank since June 1995.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is contained in the section "Compensation of Directors and Executive Officers--Executive Officers" in the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 20, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is contained in the sections entitled "Election of Directors" and "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 20, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is contained in the section entitled "Transactions with Management and Related Persons" in the Corporation's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 20, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

  Financial statements and supplementary financial data are listed in the index set forth in Item 8 of this Report.

EXHIBITS

   2   Agreement and Plan of Merger dated as of September 23, 1995 by and among
       Republic New York Corporation, LRNY Incorporated and Brooklyn Bancorp,
       Inc. (Incorporated herein by reference to such exhibit filed with the
       Corporation's filing on Schedule 13D dated October 2, 1995).
   3a. Articles of Incorporation as amended through April 21, 1993 and as supplemented by Articles Supplementary. (Incorporated herein by reference to such exhibits filed with the Corporation's Annual Report on
       Form 10-K for the year ended December 31, 1993 and Current Reports on
       Form 8-K dated May 23, 1994 and June 26, 1995).
   3b. By-Laws of the Corporation as amended through January 18, 1995.
   4   Instruments defining the rights of security holders, including indentures.*
  10a. Form of Amended and Restated Deferral Agreement. ** (Incorporated herein by reference to such exhibit filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).
  10b. Form of Deferral Agreement. ** (Incorporated herein by reference to such exhibit filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993).
  10c. Performance Based Incentive Compensation Plan. ** (Incorporated herein by reference to such exhibit filed with the Corporation's definitive
       Proxy Statement dated March 16, 1994).
  11   Computation of Earnings Per Share of Common Stock.
  12   Calculation of Ratios of Earnings to Fixed Charges--Consolidated.
  21   Subsidiaries of the Corporation.
  23   Consents of Experts and Counsel.
  27   Financial Data Schedule.

-------
* Republic New York Corporation hereby agrees to furnish to the Commission, upon request, a copy of any unfiled agreements defining the rights of holders of the long-term debt of Republic New York Corporation and of all subsidiaries of Republic New York Corporation for which consolidated or unconsolidated financial statements are required to be filed.
** Compensation Agreement.

REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the last quarter of the annual period covered by this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: March 1, 1996
                                   Republic New York Corporation

                                   By:  Walter H. Weiner
                                      ------------------------
                                           WALTER H. WEINER
                                      (CHAIRMAN OF THE BOARD)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                   TITLE              DATE
           ---------                   -----              ----

       Walter H. Weiner            Director and      March 1, 1996
-------------------------------   Chairman of the
       WALTER H. WEINER          Board (Principal
                                     Executive
                                      Officer)

       Kenneth F. Cooper          Executive Vice     March 1, 1996
-------------------------------    President and
       KENNETH F. COOPER          Chief Financial
                                      Officer
                                    (Principal
                                   Financial and
                                     Accounting
                                      Officer)

                                     Director
-------------------------------
        (KURT ANDERSEN)

         Cyril S. Dwek               Director        March 1, 1996
-------------------------------
         CYRIL S. DWEK

        Ernest Ginsberg              Director        March 1, 1996
-------------------------------
        ERNEST GINSBERG

         Nathan Hasson               Director        March 1, 1996
-------------------------------
         NATHAN HASSON

        Jeffrey C. Keil              Director        March 1, 1996
-------------------------------
        JEFFREY C. KEIL

        Peter Kimmelman              Director        March 1, 1996
-------------------------------
        PETER KIMMELMAN

       Leonard Lieberman             Director        March 1, 1996
-------------------------------
       LEONARD LIEBERMAN

           SIGNATURE                   TITLE              DATE
           ---------                   -----              ----

   William C. MacMillen, Jr.         Director        March 1, 1996
--------------------------------
   WILLIAM C. MACMILLEN, JR.

       Peter J. Mansbach             Director        March 1, 1996
--------------------------------
       PETER J. MANSBACH

        Martin F. Mertz              Director        March 1, 1996
--------------------------------
        MARTIN F. MERTZ

        James L. Morice              Director        March 1, 1996
--------------------------------
        JAMES L. MORICE

                                     Director
--------------------------------
       (E. DANIEL MORRIS)

        Janet L. Norwood             Director        March 1, 1996
--------------------------------
        JANET L. NORWOOD

        John A. Pancetti             Director        March 1, 1996
--------------------------------
        JOHN A. PANCETTI

        Vito S. Portera              Director        March 1, 1996
--------------------------------
        VITO S. PORTERA

                                     Director
--------------------------------
      (WILLIAM P. ROGERS)

           Elias Saal                Director        March 1, 1996
--------------------------------
           ELIAS SAAL

         Dov C. Schlein              Director        March 1, 1996
--------------------------------
         DOV C. SCHLEIN

                                     Director
--------------------------------
         (PETER WHITE)