Form 10-Q
period 1996-03-31
REPUBLIC NEW YORK CORP
filed 1996-05-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended March 31, 1996.

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

                         Yes  X                  No __

- -------------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock was 55,734,747 at April 30, 1996.



                  REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited
                 March 31, 1996 and December 31, 1995                        2

             Consolidated Statements of Income - Unaudited
                 Three-Months Ended March 31, 1996 and 1995                  3

             Consolidated Statements of Cash Flows - Unaudited
                 Three-Months Ended March 31, 1996 and 1995                  4

             Consolidated Statement of Changes in Stockholders' Equity-
                 Unaudited-Three Months Ended March 31, 1996                 5

             Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis                             8-13


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   14


        The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

     ITEM 1.  FINANCIAL STATEMENTS

                          REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CONDITION
                                              UNAUDITED
                                       (Dollars in thousands)
                                                                                  March 31,         December 31,
Assets                                                                                1996                1995
                                                                                ------------        ------------
Cash and due from banks                                                         $    747,767        $    675,683
Interest-bearing deposits with banks                                               6,003,656           6,094,495
Precious metals                                                                    1,145,745           1,250,038

Securities held to maturity (approximate market
   value of $7,779,324 in 1996 and $4,595,454 in 1995)                             7,817,052           4,487,022
Securities available for sale (at approximate market value)                       11,484,377          11,751,523
                                                                                ------------        ------------
      Total investment securities                                                 19,301,429          16,238,545
Trading account assets                                                             3,580,673           4,035,606
Federal funds sold and securities purchased
   under resale agreements                                                           890,924           1,749,268
Loans (net of unearned income of $31,004
   in 1996 and $34,988 in 1995)                                                   11,062,712           9,843,960
   Allowance for possible loan losses                                               (339,209)           (300,593)
                                                                                ------------        ------------
      Loans, net                                                                  10,723,503           9,543,367
Customers' liability on acceptances                                                1,070,062             818,007
Accounts receivable and accrued interest                                           1,832,947           1,946,077
Investment in affiliate                                                              732,742             722,466
Premises and equipment                                                               457,405             436,771
Other assets                                                                         657,406             371,231
                                                                                ------------        ------------
      Total assets                                                              $ 47,144,259        $ 43,881,554
                                                                                ============        ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
   In domestic offices                                                          $  1,827,206        $  1,740,035
   In foreign offices                                                                181,488             160,133
Interest-bearing deposits:
   In domestic offices                                                            12,030,898           8,471,452
   In foreign offices                                                             15,066,917          14,548,013
                                                                                ------------        ------------
      Total deposits                                                              29,106,509          24,919,633
Trading account liabilities                                                        3,157,109           3,719,651
Short-term borrowings                                                              4,053,311           3,890,768
Acceptances outstanding                                                            1,070,487             819,766
Accounts payable and accrued expenses                                              1,979,135           2,840,048
Due to factored clients                                                              653,315             528,684
Other liabilities                                                                    189,541             193,645
Long-term debt                                                                     1,499,037           1,555,111
Subordinated long-term debt and perpetual
   capital notes (note 3)                                                          2,406,463           2,406,440

Stockholders' equity:
   Cumulative preferred stock, no par value
      8,502,500 shares outstanding in 1996 and 1995                                  575,000             575,000
   Common stock, $5 par value
      150,000,000 shares authorized; 55,737,670
      shares outstanding in 1996 and 56,259,563 in 1995                              278,688             281,298
   Surplus                                                                           565,203             590,008
   Retained earnings                                                               1,702,801           1,636,264
   Net unrealized depreciation on securities available
      for sale, net of taxes                                                         (92,340)            (74,762)
                                                                                ------------        ------------
      Total stockholders' equity                                                   3,029,352           3,007,808
                                                                                ------------        ------------
      Total liabilities and stockholders' equity                                $ 47,144,259        $ 43,881,554
                                                                                ============        ============

See accompanying notes to consolidated financial statements.

                                                       -2-


                  REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                       (In thousands except per share data)

                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                     1996       1995
                                                 ----------  ---------
Interest Income:
Interest and fees on loans                        $ 215,533  $ 176,913
Interest on deposits with banks                     103,018    149,749
Interest and dividends on investment securities:
     Taxable                                        290,778    227,609
     Exempt from federal income taxes                23,878     24,181
Interest on trading account assets                   14,659     12,884
Interest on federal funds sold and securities
     purchased under resale agreements               17,781     20,492
                                                   --------   --------
         Total interest income                      665,647    611,828
                                                   --------   --------

Interest Expense:
Interest on deposits                                303,502    272,301
Interest on short-term borrowings                    75,334     51,762
Interest on long-term debt                           63,725     71,802
                                                   --------   --------
         Total interest expense                     442,561    395,865
                                                   --------   --------

Net Interest Income                                 223,086    215,963
Provision for loan losses                             4,000      3,000
                                                   --------   --------
Net interest income after provision for
     loan losses                                    219,086    212,963
                                                   --------   --------

Other Operating Income:
Income from precious metals                           8,388     15,416
Foreign exchange trading income                      27,562     21,927
Trading account profits and commissions               9,725      9,189
Investment securities gains, net                      5,329      1,679
Net gain on loans sold or held for sale               1,502        767
Commission income                                    15,636     15,245
Equity in earnings of affiliate                      21,640     19,188
Other income (note 3)                                17,490     15,732
                                                   --------   --------
         Total other operating income               107,272     99,143
                                                   --------   --------

Other Operating Expenses:
Salaries                                             61,161     61,508
Employee benefits                                    39,942     40,216
Occupancy, net                                       16,376     14,505
Other expenses                                       66,870     76,372
                                                   --------   --------
         Total other operating expenses             184,349    192,601
                                                   --------   --------

Income Before Income Taxes                          142,009    119,505
Income taxes                                         42,417     31,992
                                                   --------   --------
Net Income                                        $  99,592  $  87,513
                                                   ========   ========

Net Income Applicable to Common Stock             $  91,815  $  77,343
                                                   ========   ========

Net income per common share:
     Primary                                      $    1.64  $    1.48
     Fully diluted                                $    1.64  $    1.43
Average common shares outstanding:
     Primary                                         56,021     52,302
     Fully diluted                                   56,021     56,073

See accompanying notes to consolidated financial statements.

                                                     -3-

                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                UNAUDITED
                                             (In thousands)
                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             -----------------------------
                                                                                 1996            1995
                                                                             -------------    ------------

Cash Flows From Operating Activities:
Net income                                                                   $     99,592     $    87,513
Adjustments to reconcile net income to net cash
     provided by (used) in operating activities:
     Depreciation and amortization, net                                            17,854          13,322
     Provision for loan losses                                                      4,000           3,000
     Investment securities gains, net                                              (5,329)         (1,679)
     Net gain on loans sold or held for sale                                       (1,502)           (767)
     Equity in earnings of affiliate                                              (21,640)        (19,188)
     Net change in trading accounts                                              (107,609)        281,387
     Net change in accounts receivable and accrued interest                      (227,259)         15,476
     Net change in accounts payable and accrued expenses                          113,047         273,599
     Other, net                                                                   (66,847)       (128,534)
                                                                             -------------    ------------
Net cash provided by (used) in operating activities                              (195,693)        524,129
                                                                             -------------    ------------

Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                              269,339       1,752,113
Precious metals                                                                   104,293         (37,171)
Federal funds sold and securities purchased under resale agreements             1,508,344      (1,275,458)
Short-term investments                                                           (180,028)         35,313
Purchases of securities held to maturity                                       (2,290,772)        (13,848)
Proceeds from maturities of securities held to maturity                           126,968         123,725
Purchases of securities available for sale                                     (2,175,208)       (442,367)
Proceeds from sales of securities available for sale                            1,182,146         141,884
Proceeds from maturities of securities available for sale                       1,489,668         271,223
Loans                                                                               2,437        (307,609)
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received             (486,002)              -
                                                                             -------------    ------------
Net cash provided by (used) in investing activities                              (448,815)        247,805
                                                                             -------------    ------------

Cash Flows From Financing Activities:
Deposits                                                                          570,116         576,032
Short-term borrowings                                                             139,584        (510,405)
Due to factored clients                                                           124,631         (58,374)
Proceeds from issuance of long-term debt                                          110,165          36,508
Repayment of long-term debt                                                      (166,085)       (850,000)
Proceeds from issuance of subordinated long-term debt                             100,000               -
Repayment of subordinated long-term debt                                         (100,000)              -
Repurchase of common stock                                                        (31,917)        (10,021)
Cash dividends paid                                                               (27,944)        (27,124)
Other, net                                                                           (609)         18,431
                                                                             -------------    ------------
Net cash provided by (used) in financing activities                               717,941        (824,953)
Effect of exchange rate changes on cash and due from banks                         (1,349)         (6,065)
                                                                             -------------    ------------
Net increase (decrease) in cash and due from banks                                 72,084         (59,084)
Cash and due from banks at beginning of period                                    675,683         867,242
                                                                             -------------    ------------
Cash and due from banks at end of period                                   $      747,767   $     808,158
                                                                             =============    ============
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                          $      427,561   $     407,877
         Income taxes                                                              23,461           2,672
     Transfers from securities available for sale to securities held
         to maturity                                                            1,008,547               -

See accompanying notes to consolidated financial statements.

                                              -4-

                          REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            UNAUDITED
                                      (Dollars in thousands)

                                                                Three Months
                                                                   Ended
                                                                  March 31,
                                                                    1996
                                                                ------------
Cumulative Preferred Stock:
Balance at beginning and end of period                          $   575,000
                                                                ===========

Common Stock:
Balance at beginning of period                                  $   281,298
Net issuance under stock option, restricted stock and
     restricted stock election plans of 32,204 shares                   161
Retirement of 554,097 shares                                         (2,771)
                                                                -----------
Balance at end of period                                        $   278,688
                                                                ===========

Surplus:
Balance at beginning of period                                  $   590,008
Net issuance of common stock under stock option,
     restricted stock and restricted stock election plans of
     32,204 shares                                                    4,779
Treasury stock transactions of affiliate                               (438)
Retirement of 554,097 common shares                                 (29,146)
                                                                -----------
Balance at end of period                                        $   565,203
                                                                ===========

Retained Earnings:
Balance at beginning of period                                  $ 1,636,264
Net income                                                           99,592
Foreign currency translation, net of taxes                           (4,096)
Dividends declared on common stock                                  (21,182)
Dividends declared on issues of preferred stock                      (7,777)
                                                                -----------
Balance at end of period                                        $ 1,702,801
                                                                ===========

Net Unrealized Depreciation on Securities
     Available for Sale, Net of Taxes:
Balance at beginning of period                                  $   (74,762)
Unrealized depreciation                                             (24,101)
Income tax benefit                                                    6,523
                                                                -----------
Balance at end of period                                        $   (92,340)
                                                                ===========

Total Stockholders' Equity:
Balance at beginning of period                                  $ 3,007,808
Net changes during the period                                        21,544
                                                                -----------
Balance at end of period                                        $ 3,029,352
                                                                ===========

See accompanying  notes to consolidated financial statements

                                           -5-


                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     1. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS has had no effect on the Corporation's results of operations or its financial condition.

          On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The SFAS also permits the retention of the Corporation's current method of accounting for these plans under Accounting Principles Board Opinion No.25. The Corporation will continue its current method of accounting for stock based compensation and, therefore, pro forma footnote disclosures of net income and earnings per share will be provided on an annual basis. The adoption of this SFAS will have no effect on the Corporation's results of operations or its financial condition.

       2. On February 29, 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc.("BBI") and its wholly-owned subsidiary CrossLand FSB ("CrossLand"). The Corporation purchased all of the common stock and common stock equivalents of BBI at $41.50 per share for a total consideration of approximately $529.5 million. The acquisition was accounted for as a purchase and CrossLand's operations were merged into Republic National Bank of New York. The excess of cost over the market value of net assets acquired, goodwill, amounted to $186 million and is being amortized to expense on a straight-line basis over a life of fifteen years. Approximately $796 million of assets acquired from BBI are subject to a loss-sharing agreement with the Federal Deposit Insurance Corporation (FDIC). Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998. BBI had total assets of $4.1 billion, total deposits of approximately $3.6 billion and 30 branches in the New York metropolitan area. Also see "Management's Discussion and Analysis-Results of Operations".

      3. On March 22, 1996, the Corporation sold, in a public offering, $100 million principal amount of 7% Subordinated Notes due 2011. The Notes are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received by the Corporation have been used for general corporate purposes, which included the repurchase of $100 million principal amount outstanding of the Corporation's issue of Subordinated Floating Rate Yield Curve Notes due 2002. Other income in the first quarter of 1996, included a gain of $1.1 million in connection with the repurchase and early extinguishment of this debt issue.

 4. The following table presents data related to the Corporation's allowance for possible loan losses for the three-month periods ended March 31, 1996 and 1995.

(In thousands)                                                1996              1995
                                                         --------------     -------------
Balance at beginning of period                           $     300,593      $    319,220
    Charge-offs                                                (11,374)          (10,273)
    Recoveries                                                   3,433             6,536
                                                         --------------     -------------
Net charge-offs                                                 (7,941)           (3,737)
Provision charged to operating expense                           4,000             3,000
Allowance acquired from BBI                                     42,579                 -
Translation adjustment                                             (22)             (345)
                                                         --------------     -------------
   Balance at end of period                              $     339,209      $    318,138
                                                         ==============     =============


     5. In the second quarter of 1995, the Corporation recorded a $120 million provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide re-engineering program to improve operating efficiencies and reduce costs.

          The following table summarizes the activity in accrued restructuring and related charges for the three months ended March 31, 1996.

                                                                (In thousands)
Balance at December 31, 1995                                      $     63,963
      Payments                                                          (9,717)
      Non-cash writedowns                                                 (112)
                                                                ---------------
Balance at March 31, 1996                                         $     54,134
                                                                ===============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44%. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the first quarter of 1996 compared to the first quarter of 1995.

                                                         Increase (Decrease)
                                                     --------------------------
                                                          1st Qtr. 1996 vs.
                                                           1st Qtr. 1995
                                                     --------------------------
                                                         Amount       Percent
                                                     --------------------------

(Dollars in thousands)
Interest income                                      $     52,373           8.4
Interest expense                                           46,696          11.8
                                                     -------------
      Net interest income                                   5,677           2.5
Provision for loan losses                                   1,000          33.3
                                                     -------------
Net interest income after
      provision for loan losses                             4,677           2.1
Other operating income                                      8,129           8.2
Other operating expenses                                   (8,252)         (4.3)
                                                     -------------
Income before income taxes                                 21,058          16.3
                                                     -------------
Applicable income taxes                                    10,425          32.6
Tax equivalent adjustment                                  (1,446)        (14.7)
                                                     -------------
      Total applicable income taxes                         8,979          21.5
                                                     -------------

Net income                                           $     12,079          13.8
                                                     =============   ==========
Net income applicable to
      common stock                                   $     14,472          18.7
                                                     =============   ==========


Net Interest Income - on a fully-taxable equivalent basis amounted to $231.5 million in the first quarter of 1996, compared to net interest income of $225.8 million in the first quarter of 1995. The acquisition of Brooklyn Bancorp, Inc. ("BBI") increased net interest income in the first quarter of 1996 by approximately $17 million, after imputing the cost of acquisition funding. As shown in the table on page 9, average interest-earning assets rose to $37.2 billion in the first quarter of 1996, from $32.2 billion in the first quarter of 1995, or 15.4%. This increase reflected the additional interest-earning assets acquired in the BBI transaction.


                   AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                          AVERAGE RATES EARNED AND PAID
                                    UNAUDITED
                        (Fully taxable equivalent basis)
                             (Dollars in thousands)

                                                                                Quarter Ended March 31,
                                                -----------------------------------------------------------------------------------
                                                                  1996                                          1995
                                                -----------------------------------------      ------------------------------------

                                                                                Average                                     Average
                                                                  Interest       Rates                        Interest       Rates
                                                   Average        Income/       Earned/        Average        Income/       Earned/
                                                   Balance        Expense        Paid          Balance        Expense        Paid
                                                --------------  -------------  ----------   --------------  -------------  ---------
Interest-earning assets:
  Interest-bearing deposits with banks          $   5,940,713   $    103,018        6.97%   $   9,505,137   $    149,749       6.39%
  Investment securities:(1)<F1>
    Taxable                                        16,300,804        290,778        7.17       10,264,507        227,609       8.99
    Exempt from federal income taxes                1,547,892         32,255        8.38        1,342,735         34,004      10.27
                                                --------------  -------------               --------------  -------------
     Total investment securities                   17,848,696        323,033        7.28       11,607,242        261,613       9.14
  Trading account assets(2)<F2>                     1,011,774         14,659        5.83          958,226         12,884       5.45
  Federal funds sold and securities
    purchased under resale agreements               1,226,349         17,781        5.83        1,399,343         20,492       5.94
  Loans, net of unearned income:
    Domestic offices                                7,974,773        162,573        8.20        6,056,861        128,964       8.64
    Foreign offices                                 3,197,212         52,960        6.66        2,701,014         47,949       7.20
                                                --------------  -------------               --------------  -------------
     Total loans, net of unearned income           11,171,985        215,533        7.76        8,757,875        176,913       8.19
                                                --------------  -------------               --------------  -------------
     Total interest-earning assets                 37,199,517   $    674,024        7.29%      32,227,823   $    621,651       7.82%
                                                                =============  ==========                   =============  =========

Cash and due from banks                               727,158                                     558,297
Other assets                                        8,102,801                                   7,271,285
                                                --------------                              --------------
     Total assets                               $  46,029,476                               $   40,057,405
                                                ==============                              ==============


Interest-bearing funds:
  Consumer and other time deposits              $   9,802,068   $    100,793        4.14%   $   7,738,589   $     75,962       3.98%
  Certificates of deposit                             747,108          9,348        5.03          820,459         11,403       5.64
  Deposits in foreign offices                      13,287,239        193,361        5.85       12,650,266        184,936       5.93
                                                --------------  -------------               --------------  -------------
      Total interest-bearing deposits              23,836,415        303,502        5.12       21,209,314        272,301       5.21
  Trading account liabilities(2)<F2>                   59,831            972        6.53           36,729            671       7.41
  Short-term borrowings                             6,043,980         74,362        4.95        4,508,138         51,091       4.60
  Total long-term debt                              3,923,446         63,725        6.53        4,385,152         71,802       6.64
                                                --------------  -------------               --------------  -------------
     Total interest-bearing funds                  33,863,672   $    442,561        5.26%      30,139,333   $    395,865       5.33%
                                                                =============  ==========                   =============  =========

Noninterest-bearing deposits:
  In domestic offices                               1,810,408                                   1,478,170
  In foreign offices                                  134,439                                     108,989
Other liabilities                                   7,200,682                                   5,679,985
Stockholders' equity:
  Preferred stock                                     575,000                                     672,500
  Common stockholders' equity                       2,445,275                                   1,978,428
                                                --------------                              --------------
     Total stockholders' equity                     3,020,275                                   2,650,928
                                                --------------                              --------------
     Total liabilities and stockholders' equity $  46,029,476                               $  40,057,405
                                                ==============                              ==============


Interest income/earning assets                                  $    674,024        7.29%                   $    621,651       7.82%
Interest expense/earning assets                                      442,561        4.79                         395,865       4.98
                                                                -------------  ----------                   -------------  ---------
Net interest differential                                       $    231,463        2.50%                   $    225,786       2.84%
                                                                =============  ==========                   =============  =========

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

Net interest rate differential declined to 2.50% in the first quarter of 1996 from 2.84% in the first quarter of 1995. The decline in rate differential in the first quarter of 1996 from the first quarter last year was attributable primarily to the lower level of interest income from high-yield short-term assets in Brazil. In the first quarter of 1996, these investments contributed approximately 1.9% of interest income, compared to a contribution of approximately 6.0% in the first quarter of 1995.

At March 31, 1996, the Corporation's total exposure to Brazil, consisting primarily of Brady Bonds, medium-term government bonds and short-term government bonds, was approximately 1.65% of total assets, up from 1.55% at year end 1995.

Provision for loan losses - was $4.0 million in the first quarter of 1996, compared to $3.0 million in the first quarter of last year.

Net loan charge-offs were $7.9 million in the first quarter of 1996, compared to net loan charge-offs of $3.7 million in the first quarter of 1995. See Note 4 of notes to consolidated financial statements for additional information related to the allowance for possible loan losses and net charge-offs.

The allowance for possible loan losses at March 31, 1996 was $339.2 million, or 3.07% of loans outstanding net of unearned income, compared to $300.6 million, or 3.05% at December 31, 1995. The total allowance for possible loan losses is available to absorb credit losses in the Corporation's entire portfolio. The increase in the allowance for loan losses in the first quarter of 1996 from year end 1995, was primarily attributable to the addition of the allowance acquired from BBI of $42.6 million. The increase in loans from $9.8 billion at December 31, 1995 to $11.1 billion at March 31, 1996 was also primarily a result of the loan portfolio, consisting primarily of conventional residential and commercial mortgage loans, acquired in the BBI transaction.

Approximately $796 million of assets acquired from BBI are subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998.

The following table presents summary data related to non-accrual loans at periods ended:

                                                    March 31,             March 31,           Dec. 31,
(in thousands)                                         1996                  1995              1995
                                                   -------------         -------------      ------------
Non-accrual loans:
      Domestic                                     $    137,438 (1)<F1>  $     44,233       $    49,311
      Foreign                                            13,222                14,698            18,561
                                                   -------------         -------------      ------------
Total non-accrual loans                            $    150,660          $     58,931       $    67,872
                                                   =============         =============      ============

Non-accrual loans as a percentage of
       loans outstanding at period end                      1.36%                0.65%             0.69%
                                                   =============         =============      ============

(1) Includes $91.6 million of loans acquired from BBI, of which $81.4 million (pre-acquisition book value of $101.8 million) are covered by the FDIC 80-percent loss-sharing agreement as described above. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - rose to $107.3 million in the first quarter of 1996, compared to $99.1 million in the first quarter last year. Included in the first quarter of 1996 was approximately $1.2 million of other income attributable to BBI.

Income from trading activities declined to $45.7 million in the first quarter of 1996, from $46.5 million in the first quarter of last year, but increased from $25.5 million in the fourth quarter of 1995. The first quarter-to-quarter change was attributable to a decline in income from precious metals that was partially offset by increased income from foreign exchange and trading account profits and commissions. The increase in trading income in the first quarter of 1996, compared to the fourth quarter of 1995, resulted from expanded marketing efforts and increased client activity.

Investment securities gains were $5.3 million in the first quarter of 1996, compared to $1.7 million in the first quarter of 1995. In both periods, the respective gains were primarily from sales of securities available for sale and, to a lesser degree, redemptions prior to maturity of securities held to maturity. A net gain on loans sold or held for sale of $1.5 million was recorded in the first quarter of 1996, compared to a net gain of $0.8 million in the first quarter of last year.

Commission income, which consists primarily of fees for the issuance of letters of credit, the creation of acceptances and the collection and transfer of funds, was $15.6 million in the first quarter of 1996, compared to $15.2 million in the corresponding period of 1995.

Equity in the earnings of affiliate rose to $21.6 million in the first quarter of 1995, up from $19.2 million in the first quarter of last year. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. This increase was due to higher levels of net interest income and other income, primarily investment securities gains, partially offset by increases in the provision for loan losses, operating expenses and income taxes. Safra Republic's total client portfolio accounts were $17.5 billion at March 31, 1996, compared to $14.8 billion at March 31, 1995. This change consisted of increases of $1.6 billion, or 28%, in client portfolio assets and $1.1 billion, or 12%, in client deposits.

The Corporation's other income, which consists primarily of service charges on deposit accounts, trust income and other income from factoring and overseas locations, was $17.5 million in the first quarter of 1996, compared to $15.7 million in the first quarter of l995. Included in the first quarter of 1996 was a gain of $1.1 million from the repurchase and early extinguishment of an issue of $100 million principal amount of floating rate subordinated long-term debt.

Other Operating Expenses - were $184.3 million in the first quarter of 1996, of which approximately $14 million was attributable to BBI, including $2.9 million for amortization of intangible assets. This compared to operating expenses of $192.6 million in the first quarter of 1995, which included a one-time expense of $7.5 million related to a change in the method of accounting for charitable contributions. The Corporation expects to realize expense savings in the next two quarters as redundancies resulting from the BBI acquisition are eliminated.


Salaries and employee benefits were $101.1 million in the first quarter of 1996, compared to $101.7 million in the first quarter of 1995. The 1996 amount reflects both staff reductions attributable to the Corporation's 1995 re-engineering program and additions to staff related to recent acquisitions and new business expansion.

Occupancy expense was $16.4 million in the first quarter of 1996, compared to $14.5 million in the first quarter of 1995. This increase was primarily due to the acquisition of 30 additional BBI branches.

All other expenses were $66.9 million in the first quarter of 1996 and $76.4 million in the first quarter of last year, which included the $7.5 million one-time charge for charitable contributions as described above. Excluding the effect of this one-time charge in the first quarter of 1995, all other expenses in the first quarter of 1996 declined $2.0 million, or 2.9%, compared to 1995. This change reflected a reduction in the rate of FDIC insurance premiums, which was partially offset by the increased costs for amortization of goodwill and other intangible assets related to recent acquisitions.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $9.0 million, or 21.5%, between the first quarters of 1996 and 1995. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1996 and 1995 were 34% and 32%, respectively. This increase was attributable to proportionately higher levels of income being earned in jurisdictions with higher tax rates.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At March 31, 1996, stockholders' equity included a deduction of $92.3 million, which represented the after-tax unrealized depreciation in the valuation of the Corporation's portfolio of securities available for sale and approximately 49% of Safra Republic's unrealized appreciation in its securities available for sale portfolio, this compares with a deduction of $74.8 million at December 31, 1995.

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

The following table presents the Corporation's risk-based capital ratios:

                                                     March 31,      Dec. 31,
                                                      1996           1995
                                                    ----------    ----------

Risk-based capital ratios:
      Tier 1 risk-based capital ratio               13.25%        14.72%
      Total risk-based capital ratio                22.68%        24.96%
Leverage ratio                                       5.57%         6.24%


These ratios substantially exceeded the minimums in effect for bank holding companies.

At March 31, 1996, the ratio of the Corporation's total common stockholders' equity to total assets was 5.21%, compared to 5.54% at December 31, 1995. The decline in this ratio at March 31, 1996 was attributable to total assets increasing to $47.1 billion from $43.9 billion at December 31, 1995, primarily as a result of the BBI acquisition while common stockholders' equity increased by $21.5 million.

Non-performing Assets

The following is a summary of the Corporation's non-performing assets at periods ending:

                                                     March 31,              Dec. 31,          March 31,
(in thousands)                                         1996                  1995              1995
                                                   -------------         -------------      ------------
Total non-accrual loans                            $    150,660          $     67,872       $    58,931
Other real estate owned                                  42,395                31,329            23,678
                                                   -------------         -------------      ------------
Total non-performing assets                             193,055 (1)      $     99,201       $    82,609
                                                                         =============      ============
Less: FDIC loss-sharing                                 (88,644)
                                                   -------------
Total                                              $    104,411
                                                   =============
Total non-performing assets as a
   percentage of period end total assets                   0.41%                 0.23%             0.20%
                                                   =============         =============      ============

(1) Includes $101.2 million of assets acquired in the BBI transaction, of which $88.9 million are covered by the FDIC 80-percent loss-sharing agreement (pre-acquisition book value of $110.8 million at 80 percent or $88.6 million).

                                                       -13-


                                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b) Reports on Form 8-K

      (i) On March 15, 1996, a report on Form 8-K was filed reporting the completion of the Corporation's previously announced acquisition of Brooklyn Bancorp, Inc. and its wholly-owned subsidiary CrossLand Federal Savings Bank.


                                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               REPUBLIC NEW YORK CORPORATION


Dated:  May 14, 1996                           By Walter H. Weiner
                                                  Chairman of the Board



Dated:  May 14, 1996                           By Kenneth F. Cooper
                                                  Executive Vice President and
                                                  Chief Financial Officer



                                                 FORM 10-Q

                                             QUARTERLY REPORT

                                For the fiscal quarter ended March 31, 1996

                                       REPUBLIC NEW YORK CORPORATION

                                              EXHIBIT INDEX


No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule