Form 10-Q
period 1996-06-30
REPUBLIC NEW YORK CORP
filed 1996-08-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended June 30, 1996.

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

                          Yes.X.                  No.__.



- -------------------------------------------------------------------------
         The number of shares outstanding of the registrant's common stock, was 55,358,720 at July 31, 1996.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited
                 June 30, 1996 and December 31, 1995                         2

             Consolidated Statements of Income - Unaudited
                 Six-Months and Three-Months Ended June 30,
                 1996 and 1995                                               3

             Consolidated Statements of Cash Flows - Unaudited               4

             Consolidated Statement of Changes in Stockholders' Equity-
                 Unaudited-Six Months Ended June 30, 1996                    5

             Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis                             8-15

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   17


             The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS
                       REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CONDITION
                                      UNAUDITED
                               (Dollars in thousands)
                                                                 June 30,     December 31,
    Assets                                                         1996           1995
                                                              ------------    ------------

Cash and due from banks                                       $    890,861    $    675,683
Interest-bearing deposits with banks                             5,573,134       6,094,495
Precious metals                                                  1,043,985       1,250,038
Securities held to maturity (approximate market
   value of $7,886,020 in 1996 and $4,595,454 in 1995)           7,969,445       4,487,022
Securities available for sale (at approximate market value)     11,753,967      11,751,523
                                                              ------------    ------------
     Total investment securities                                19,723,412      16,238,545
Trading account assets                                           3,508,884       4,035,606
Federal funds sold and securities purchased
   under resale agreements                                       2,136,323       1,749,268
Loans (net of unearned income of                              $     28,177
   in 1996 and $34,988 in 1995)                                 11,303,917       9,843,960
Allowance for possible credit losses                              (339,214)       (300,593)
Customers' liability on acceptances                                789,819         818,007
Accounts receivable and accrued interest                         2,069,480       1,946,077
Investment in affiliate                                            731,861         722,466
Premises and equipment                                             465,116         436,771
Other assets                                                       682,077         371,231
                                                              ------------    ------------
     Total assets                                             $ 48,579,655    $ 43,881,554
                                                              ============    ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
   In domestic offices                                        $  2,144,753    $  1,740,035
   In foreign offices                                              198,187         160,133
Interest-bearing deposits:
   In domestic offices                                          12,082,652       8,471,452
   In foreign offices                                           15,654,152      14,548,013
                                                              ------------    ------------
     Total deposits                                             30,079,744      24,919,633
Trading account liabilities                                      3,190,666       3,719,651
Short-term borrowings                                            4,958,942       3,890,768
Acceptances outstanding                                            790,568         819,766
Accounts payable and accrued expenses                            1,622,091       2,840,048
Due to factored clients                                            591,545         528,684
Other liabilities                                                  156,955         193,645
Long-term debt                                                   1,696,108       1,555,111
Subordinated long-term debt and perpetual
   capital notes (note 3)                                        2,406,441       2,406,440

Stockholders' equity:
   Cumulative preferred stock, no par value
     8,502,500 shares outstanding in 1996 and 1995                 575,000         575,000
   Common stock, $5 par value
     150,000,000 shares authorized; 55,428,109
     shares outstanding in 1996 and 56,259,563 in 1995             277,141         281,298
   Surplus                                                         520,149         590,008
   Retained earnings                                             1,771,982       1,636,264
   Net unrealized depreciation on securities available
     for sale, net of taxes                                        (57,677)        (74,762)
                                                              ------------    ------------
     Total stockholders' equity                                  3,086,595       3,007,808
                                                              ------------    ------------
     Total liabilities and stockholders' equity               $ 48,579,655    $ 43,881,554
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                              REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 UNAUDITED
                                   (In thousands except per share data)

                                                       Six Months Ended         Three Months Ended
                                                           June 30,                  June 30,
                                                   -------------------------------------------------
                                                      1996         1995         1996         1995
                                                   ----------   ----------   ----------   ----------

Interest Income:
Interest and fees on loans                         $  438,318   $  362,233   $  222,785   $  185,320
Interest on deposits with banks                       202,808      281,312       99,790      131,563
Interest and dividends on investment securities:
    Taxable                                           608,864      442,447      318,086      214,838
    Exempt from federal income taxes                   47,757       46,396       23,879       22,215
Interest on trading account assets                     32,250       23,925       17,591       11,041
Interest on federal funds sold and securities
    purchased under resale agreements                  41,618       39,022       23,837       18,530
                                                   ----------   ----------   ----------   ----------
        Total interest income                       1,371,615    1,195,335      705,968      583,507
                                                   ----------   ----------   ----------   ----------

Interest Expense:
Interest on deposits                                  630,408      555,347      326,906      283,046
Interest on short-term borrowings                     150,774       96,496       75,440       44,734
Interest on long-term debt                            125,432      138,303       61,707       66,501
                                                   ----------   ----------   ----------   ----------
        Total interest expense                        906,614      790,146      464,053      394,281
                                                   ----------   ----------   ----------   ----------

Net Interest Income                                   465,001      405,189      241,915      189,226
Provision for credit losses                             8,000        6,000        4,000        3,000
                                                   ----------   ----------   ----------   ----------
Net interest income after provision for
    credit losses                                     457,001      399,189      237,915      186,226
                                                   ----------   ----------   ----------   ----------

Other Operating Income:
Income from precious metals                            11,611       27,763        3,223       12,347
Foreign exchange trading income                        50,601       60,239       23,039       38,312
Trading account profits and commissions                25,557       24,706       15,832       15,517
Investment securities gains, net                        9,888        4,967        4,559        3,288
Net gain on loans sold or held for sale                 1,743          767          241         --
Commission income                                      34,646       28,287       19,010       13,042
Equity in earnings of affiliate                        44,494       38,482       22,854       19,294
Other income (note 3)                                  37,909       33,871       20,419       18,139
                                                   ----------   ----------   ----------   ----------
        Total other operating income                  216,449      219,082      109,177      119,939
                                                   ----------   ----------   ----------   ----------

Other Operating Expenses:
Salaries                                              125,205      119,660       64,044       58,152
Employee benefits                                      80,129       78,041       40,187       37,825
Occupancy, net                                         34,490       29,098       18,114       14,593
Restructuring and related charges (note 5)               --        120,000         --        120,000
Other expenses                                        140,412      143,463       73,542       67,091
                                                   ----------   ----------   ----------   ----------
        Total other operating expenses                380,236      490,262      195,887      297,661
                                                   ----------   ----------   ----------   ----------

Income Before Income Taxes                            293,214      128,009      151,205        8,504
Income tax expense (benefit)                           90,572       29,405       48,155       (2,587)
                                                   ----------   ----------   ----------   ----------
Net Income                                         $  202,642   $   98,604   $  103,050   $   11,091
                                                   ==========   ==========   ==========   ==========

Net Income Applicable to Common Stock              $  187,050   $   78,379   $   95,235   $    1,036
                                                   ==========   ==========   ==========   ==========
Net income per common share:
       Primary                                          $3.35        $1.50        $1.71        $0.02
       Fully diluted                                    $3.35        $1.50        $1.71        $0.02
   Average common shares outstanding:
       Primary                                         55,870       52,327       55,718       52,352
       Fully diluted                                   55,870       56,094       55,718       56,114

See accompanying notes to consolidated financial statements.

                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                UNAUDITED
                                              (In thousands)
                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ---------------------------
                                                                               1996           1995
                                                                          -----------    ------------
Cash Flows From Operating Activities:
Net income                                                                $   202,642    $    98,604
Adjustments to reconcile net income to net cash
     provided by (used) in operating activities:
     Depreciation and amortization, net                                        38,738         32,049
     Provision for credit losses                                                8,000          6,000
     Investment securities gains, net                                          (9,888)        (4,967)
     Net gain on loans sold or held for sale                                   (1,743)          (767)
     Restructuring and related charges                                           --          107,298
     Equity in earnings of affiliate                                          (44,494)       (38,482)
     Net change in trading accounts                                            (2,263)      (266,452)
     Net change in accounts receivable and accrued interest                  (488,474)        30,850
     Net change in accounts payable and accrued expenses                      (21,232)       312,059
     Other, net                                                              (160,130)       (55,781)
                                                                          -----------    -----------
Net cash provided by (used) in operating activities                          (478,844)       220,411
                                                                          -----------    -----------
Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                          699,861      2,954,089
Precious metals                                                               206,053        (85,856)
Federal funds sold and securities purchased under resale agreements           262,945       (701,017)
Short-term investments                                                        (60,596)       (11,187)
Purchases of securities held to maturity                                   (2,596,034)       (43,030)
Proceeds from maturities of securities held to maturity                       279,931        238,833
Purchases of securities available for sale                                 (3,881,417)    (2,178,453)
Proceeds from sales of securities available for sale                        1,504,235        572,726
Proceeds from maturities of securities available  for sale                  2,343,934        471,054
Loans                                                                        (251,853)      (908,600)
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received         (486,002)          --
Investment in affiliate                                                        30,296         28,133
                                                                          -----------    -----------
Net cash provided by (used) in investing activities                        (1,948,647)       336,692
                                                                          -----------    -----------
Cash Flows From Financing Activities:
Deposits                                                                    1,542,757      1,208,715
Short-term borrowings                                                       1,045,215       (893,980)
Due to factored clients                                                        62,861        (51,826)
Proceeds from issuance of long-term debt                                      407,569           --
Repayment of long-term debt                                                  (266,085)    (1,032,750)
Proceeds from issuance of subordinated long-term debt                         100,000           --
Repayment of subordinated long-term debt                                     (100,000)          --
Net proceeds from issuance of cumulative preferred stock                         --           72,563
Repurchase of common stock                                                    (82,174)       (16,699)
Cash dividends paid                                                           (57,340)       (56,281)
Other, net                                                                     (1,426)        19,909
                                                                          -----------    -----------
Net cash provided by (used) in financing activities                         2,651,377       (750,349)
Effect of exchange rate changes on cash and due from banks                     (8,708)        (2,037)
                                                                          -----------    -----------
Net decrease in cash and due from banks                                       215,178       (195,283)
Cash and due from banks at beginning of period                                675,683        867,242
                                                                          -----------    -----------
Cash and due from banks at end of period                                  $   890,861    $   671,959
                                                                          ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                         $   914,801    $   790,146
         Income taxes                                                          78,811         61,185
     Transfers from securities available for sale
         to securities held to maturity                                     1,008,547           --

See accompanying notes to consolidated financial statements.

                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               UNAUDITED
                                         (Dollars in thousands)


                                                                     Six Months
                                                                       Ended
                                                                      June 30,
                                                                        1996
                                                                    -----------

    Cumulative Preferred Stock:
    Balance at beginning and end of period                          $   575,000
                                                                    ===========

    Common Stock:
    Balance at beginning of period                                  $   281,298
    Net issuance under stock option, restricted stock and
          restricted stock election plans of 512,032 shares               2,560
    Retirement of 1,343,486 shares                                       (6,717)
                                                                    -----------
    Balance at end of period                                        $   277,141
                                                                    ===========

    Surplus:
    Balance at beginning of period                                  $   590,008
    Net issuance of common stock under stock option,
          restricted stock and restricted stock election plans of
          512,032 shares                                                  6,089
    Treasury stock transactions of affiliate                               (491)
    Retirement of 1,343,486 common shares                               (75,457)
                                                                    -----------
    Balance at end of period                                        $   520,149
                                                                    ===========

    Retained Earnings:
    Balance at beginning of period                                  $ 1,636,264
    Net income                                                          202,642
    Foreign currency translation, net of taxes                           (8,991)
    Dividends declared on common stock                                  (42,341)
    Dividends declared on issues of preferred stock                     (15,592)
                                                                    -----------
    Balance at end of period                                        $ 1,771,982
                                                                    ===========

    Net Unrealized Depreciation on Securities
          Available for Sale, Net of Taxes:
    Balance at beginning of period                                  $   (74,762)
    Unrealized appreciation                                              33,626
    Income tax benefit                                                  (16,541)
                                                                    -----------
    Balance at end of period                                        $   (57,677)
                                                                    ===========

    Total Stockholders' Equity:
    Balance at beginning of period                                  $ 3,007,808
    Net changes during the period                                        78,787
                                                                    -----------
    Balance at end of period                                        $ 3,086,595
                                                                    ===========

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            COVERING THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

       2. On February 29, 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc.("BBI") and its wholly-owned subsidiary CrossLand FSB ("CrossLand"). The Corporation purchased all of the common stock and common stock equivalents of BBI at $41.50 per share for a total consideration of approximately $529.5 million. The acquisition was accounted for as a purchase and CrossLand's operations were merged into Republic National Bank of New York. The excess of cost over the market value of net assets acquired, goodwill, amounted to $186 million and is being amortized to expense on a straight-line basis over a life of fifteen years. Approximately $680 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the Federal Deposit Insurance Corporation (FDIC). Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998. BBI had total assets of $4.1 billion, total deposits of approximately $3.6 billion and 30 branches in the New York metropolitan area. Also see "Management's Discussion and Analysis-Results of Operations".

      3. On March 22, 1996, the Corporation sold, in a public offering, $100 million principal amount of 7% Subordinated Notes due 2011. The Notes are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received by the Corporation have been used for general corporate purposes, which included the repurchase of $100 million principal amount outstanding of the Corporation's issue of Subordinated Floating Rate Yield Curve Notes due 2002. Other income in the first quarter of 1996 included a gain of $1.1 million in connection with the repurchase and early extinguishment of this debt issue.

     4. The following table summarizes the activity in the allowance for possible credit losses for the six-month periods ended June 30, 1996 and 1995.

                                                         1996            1995
                                                      ----------      ---------
(In thousands)
Balance at beginning of period                        $ 300,593       $ 319,220
    Charge-offs                                         (20,528)        (20,140)
    Recoveries                                            8,276           8,598
                                                      ---------       ---------
Net charge-offs                                         (12,252)        (11,542)
Provision charged to operating expense                    8,000           6,000
Allowance acquired from BBI                              42,579            --
Translation adjustment                                      294             652
                                                      ---------       ---------
        Balance at end of period                      $ 339,214       $ 314,330
                                                      =========       =========

     5. In the second quarter of 1995, the Corporation recorded a $120 million provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide re-engineering program to improve operating efficiencies and reduce costs. The components of this provision were as follows:

(In thousands)
Salaries and employee benefits                                     $ 71,000
Occupancy, net                                                       10,000
Other expenses                                                       39,000
                                                                   --------
         Total restructuring and related charges provision         $120,000
                                                                   ========

        The following table summarizes the activity in accrued restructuring and related charges for the six-month periods ended June 30, 1996 and 1995.

                                                        1996             1995
                                                     ---------        ---------
(In thousands)
Balance at beginning of period                       $  63,963        $    --
Provision during the period                               --            120,000
Payments                                               (22,121)         (12,702)
Non-cash writedowns                                     (5,521)          (7,733)
                                                     ---------        ---------
         Ending accrual at June 30,                  $  36,321        $  99,565
                                                     =========        =========

      6. Certain amounts from 1995 have been reclassified to conform with 1996 classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44%. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the second quarter and six months ended June 30, 1996 compared to the corresponding periods of 1995.

                                                                  Increase (Decrease)
                                             -------------------------------------------------------------
                                             2nd Qtr. 1996 vs.                  Six  Months 1996 vs.
                                             2nd Qtr. 1995                      Six  Months 1995
                                             --------------------------         --------------------------
                                                 Amount         Percent             Amount         Percent
                                             --------------------------         --------------------------
(Dollars in thousands)
Interest income                              $ 121,788             20.6         $ 174,161             14.3
Interest expense                                69,772             17.7           116,468             14.7
                                             ---------                          ---------
      Net interest income                       52,016             26.3            57,693             13.6
Provision for credit losses                      1,000             33.3             2,000             33.3
                                             ---------                          ---------
Net interest income after
      provision for credit losses               51,016             26.1            55,693             13.3
Other operating income                         (10,762)            (9.0)           (2,633)            (1.2)
Other operating expenses                      (101,774)           (34.2)         (110,026)           (22.4)
                                             ---------                          ---------
Income before income taxes                     142,028              *<F1>         163,086            111.2
                                             ---------                          ---------
Applicable income taxes                         50,742              *<F1>          61,167              *<F1>
Tax equivalent adjustment                         (673)            (7.6)           (2,119)           (11.3)
                                             ---------                          ---------
      Total applicable income taxes             50,069              *<F1>          59,048            122.8
                                             ---------                          ---------

Net income                                   $  91,959              *<F1>       $ 104,038            105.5
                                             =========            ======        =========           ======
Net income applicable to
      common stock                           $  94,199              *<F1>       $ 108,671            138.6
                                             =========            ======        =========           ======

<F1>*Exceeds 200%

Net Interest Income - on a fully-taxable equivalent basis was $250.1 million in the second quarter of 1996, compared to $198.1 million in the second quarter of 1995. As shown in the table on page 9, average interest-earning assets rose to $39.9 billion for the second quarter of 1996, compared to $31.0 billion for the second quarter of 1995. The respective increases reflected the additional interest-earning assets recently acquired from BBI, the investment of deposit liabilities acquired from First Nationwide Savings Bank and Bank Leumi Trust Company, and an increase in investment securities funded by deposits in foreign offices and short-term borrowings. The net interest rate differential was 2.52% in the second quarter of 1996, compared to 2.56% in the second quarter last year.

                                 AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                        AVERAGE RATES EARNED AND PAID
                                                  UNAUDITED
                                      (Fully taxable equivalent basis)
                                           (Dollars in thousands)

                                                                            Quarter Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                                  1996                                       1995
                                              -----------------------------------------   ------------------------------------------

                                                                                Average                                      Average
                                                                 Interest        Rates                      Interest          Rates
                                                Average           Income/       Earned/     Average          Income/         Earned/
                                                Balance           Expense        Paid       Balance          Expense           Paid
                                              -----------      ------------     -------   -----------      -----------       -------
Interest-earning assets:
  Interest-bearing deposits with banks        $ 5,754,785      $    99,790         6.97%  $ 7,256,147      $   131,563         7.27%
  Investment securities:(1)<F1>
    Taxable                                    17,818,852          318,086         7.18    11,037,959          214,838         7.81
    Exempt from federal income taxes            1,545,833           32,079         8.35     1,249,754           31,088         9.98
                                              -----------      -----------                -----------      -----------
     Total investment securities               19,364,685          350,165         7.27    12,287,713          245,926         8.03
  Trading account assets(2)<F2>                 1,223,718           17,591         5.78       795,843           11,041         5.56
  Federal funds sold and securities
    purchased under resale agreements           1,790,545           23,837         5.35     1,171,244           18,530         6.35
  Loans, net of unearned income:
    Domestic offices                            8,240,550          164,664         8.04     6,656,862          138,223         8.33
    Foreign offices                             3,538,986           58,121         6.61     2,825,047           47,097         6.69
                                              -----------      -----------                -----------      -----------
     Total loans, net of unearned income       11,779,536          222,785         7.61     9,481,909          185,320         7.84
                                              -----------      -----------                -----------      -----------
     Total interest-earning assets             39,913,269      $   714,168         7.20%   30,992,856      $   592,380         7.67%
                                                               ===========      =======                    ===========       ======

Cash and due from banks                           731,293                                     636,519
Other assets                                    7,672,774                                   9,000,848
                                              -----------                                 -----------
     Total assets                             $48,317,336                                 $40,630,223
                                              ===========                                 ===========


Interest-bearing funds:
  Consumer and other time deposits            $11,141,148      $   109,012         3.94%  $ 7,685,701      $    80,920         4.22%
  Certificates of deposit                         821,597           10,282         5.03       907,151           12,849         5.68
  Deposits in foreign offices                  14,781,369          207,612         5.65    12,066,055          189,277         6.29
                                              -----------      -----------                -----------      -----------
      Total interest-bearing deposits          26,744,114          326,906         4.92    20,658,907          283,046         5.50
  Trading account liabilities(2)<F2>               91,496            1,952         8.58        49,314              801         6.51
  Short-term borrowings                         6,094,595           73,488         4.85     3,882,621           43,933         4.54
  Total long-term debt                          3,946,672           61,707         6.29     4,001,201           66,501         6.67
                                              -----------      -----------                -----------      -----------
     Total interest-bearing funds              36,876,877      $   464,053         5.06%   28,592,043      $   394,281         5.53%
                                                               ===========      =======                    ===========       ======

Noninterest-bearing deposits:
  In domestic offices                           1,957,276                                   1,472,368
  In foreign offices                              153,574                                     100,665
Other liabilities                               6,268,737                                   7,762,452
Stockholders' equity:
  Preferred stock                                 575,000                                     676,667
  Common stockholders' equity                   2,485,872                                   2,026,028
                                              -----------                                 -----------
     Total stockholders' equity                 3,060,872                                   2,702,695
                                              -----------                                 -----------
     Total liabilities and
           stockholders' equity               $48,317,336                                 $40,630,223
                                              ===========                                 ===========


Interest income/earning assets                                 $   714,168         7.20%                   $   592,380         7.67%
Interest expense/earning assets                                    464,053         4.68                        394,281         5.11
                                                               -----------      -------                    -----------       ------
Net interest differential                                      $   250,115         2.52%                   $   198,099         2.56%
                                                               ===========      =======                    ===========       ======

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

                                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                       AVERAGE RATES EARNED AND PAID
                                                 UNAUDITED
                                      (Fully taxable equivalent basis)
                                           (Dollars in thousands)

                                                                             Six Months Ended June 30,
                                                    ----------------------------------------------------------------------------
                                                                     1996                                 1995
                                                    -----------------------------------  ---------------------------------------

                                                                                Average                                  Average
                                                                    Interest     Rates                    Interest        Rates
                                                     Average        Income/     Earned/    Average        Income/        Earned/
                                                     Balance         Expense     Paid      Balance        Expense          Paid
                                                   -----------    -----------  -------   -----------    -----------      ------
Interest-earning assets:
  Interest-bearing deposits with banks             $ 5,847,749    $   202,808    6.97%   $ 8,380,642    $   281,312        6.77%
  Investment securities:(1)<F1>
    Taxable                                         17,059,829        608,864    7.18     10,651,234        442,447        8.38
    Exempt from federal income taxes                 1,546,863         64,334    8.36      1,296,245         65,092       10.13
                                                   -----------    -----------            ------------   -----------
     Total investment securities                    18,606,692        673,198    7.28     11,947,479        507,539        8.57
  Trading account assets(2)<F2>                      1,117,746         32,250    5.80        877,035         23,925        5.50
  Federal funds sold and securities
    purchased under resale agreements                1,508,447         41,618    5.55      1,285,294         39,022        6.12
  Loans, net of unearned income:
    Domestic offices                                 8,107,662        327,237    8.12      6,356,862        267,187        8.48
    Foreign offices                                  3,368,099        111,081    6.63      2,763,031         95,046        6.94
                                                   -----------    -----------            ------------   -----------
     Total loans, net of unearned income            11,475,761        438,318    7.68      9,119,893        362,233        8.01
                                                   -----------    -----------            ------------   -----------
     Total interest-earning assets                  38,556,395    $ 1,388,192    7.24%    31,610,343    $ 1,214,031        7.74%
                                                                  ===========  ======                   ===========      ======

Cash and due from banks                                729,225                               597,408
Other assets                                         7,887,788                             8,136,067
                                                   -----------                           -----------
     Total assets                                  $47,173,408                           $40,343,818
                                                   ===========                           ===========


Interest-bearing funds:
  Consumer and other time deposits                 $10,471,608    $   209,805    4.03%   $ 7,712,145    $   156,882        4.10%
  Certificates of deposit                              784,353         19,630    5.03        863,805         24,252        5.66
  Deposits in foreign offices                       14,034,304        400,973    5.75     12,358,161        374,213        6.11
                                                   -----------    -----------            -----------    -----------
      Total interest-bearing deposits               25,290,265        630,408    5.01     20,934,111        555,347        5.35
  Trading account liabilities(2)<F2>                    75,664          2,924    7.77         43,022          1,472        6.90
  Short-term borrowings                              6,069,287        147,850    4.90      4,195,380         95,024        4.57
  Total long-term debt                               3,935,059        125,432    6.41      4,193,177        138,303        6.65
                                                   -----------    -----------            -----------    -----------
     Total interest-bearing funds                   35,370,275    $   906,614    5.15%    29,365,690    $   790,146        5.43%
                                                                  ===========  ======                   ===========      ======

Noninterest-bearing deposits:
  In domestic offices                                1,883,842                             1,475,269
  In foreign offices                                   144,007                               104,827
Other liabilities                                    6,734,710                             6,721,219
Stockholders' equity:
  Preferred stock                                      575,000                               674,584
  Common stockholders' equity                        2,465,574                             2,002,229
                                                   -----------                           -----------
     Total stockholders' equity                      3,040,574                             2,676,813
                                                   -----------                           -----------
     Total liabilities and stockholders' equity    $47,173,408                           $40,343,818
                                                   ===========                           ===========


Interest income/earning assets                                    $ 1,388,192    7.24%                  $ 1,214,031        7.74%
Interest expense/earning assets                                       906,614    4.73                       790,146        5.04
                                                                  -----------  ------                   -----------      ------
Net interest differential                                         $   481,578    2.51%                  $   423,885        2.70%
                                                                  ===========  ======                   ===========      ======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes non-interest bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 10, net interest income was $481.6 million for the first six months of 1996, compared to $423.9 million, in the comparable period of 1995. Average interest-earning assets rose to $38.6 billion for the first six months of 1996, compared to $31.6 billion for the corresponding period of 1995. The increases reflected the acquisition during the period of additional interest-earning assets described above. The net interest rate differential was 2.51% for the first six months of 1996, compared to 2.70% in the respective period of 1995.

As previously announced, the Corporation has received regulatory approvals to operate commercial banking subsidiaries in Russia and Brazil. Both subsidiaries are scheduled to commence operations late in 1996 and will focus on activities in the local capital markets and servicing the local market needs of multinational corporate clients.

Provision for credit losses - was $4.0 million and $8.0 million in the second quarter and first six months of 1996, respectively, compared to $3.0 million and $6.0 million for the corresponding periods of last year.

Net charge-offs were $4.3 million in the second quarter of 1996, compared to net charge-offs of $7.8 million in the second quarter of 1995. For the first six months of 1996, net charge-offs were $12.3 million, compared to $11.5 million in the six-month period of 1995. See Note 4 of notes to consolidated financial statements for additional information related to the allowance for possible credit losses and net charge-offs.

The allowance for possible credit losses at June 30, 1996 was $339.2 million, or 3.00% of loans outstanding net of unearned income, compared to $300.6 million, or 3.05%, at December 31, 1995. The total allowance for possible credit losses is available to absorb any credit losses in the Corporation's portfolio. The increase in the allowance for credit losses at June, 30, 1996, from year end 1995, was primarily attributable to the addition of the allowance acquired from BBI of $42.6 million. The increase in loans from $9.8 billion at December 31, 1995 to $11.3 billion at June 30, 1996 was also primarily a result of the loan portfolio, consisting primarily of conventional residential and commercial mortgage loans, acquired in the BBI transaction.

Approximately $680 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80-percent of any losses it incurs through the expiration of the agreement on June 30, 1998.

In the second quarter of 1996, $15.1 million of assets that had been on non-accrual status were repaid. Also, during the second quarter of 1996 the Corporation sold approximately $57 million of loans acquired from BBI in a bulk sale. Included in this sale were $10.1 million of loans on non-accrual status.

The following table presents summary data related to non-accrual loans for the periods ending:

                                                June 30,            March 31,             Dec. 31,
(in thousands)                                    1996                 1996                 1995
                                             ------------         ------------          -----------
Non-accrual loans:
   Domestic                                  $    105,352(1)<F1>  $    137,438 (1)<F1>  $    49,311
   Foreign                                         13,308               13,222               18,561
                                             ------------         ------------          -----------
Total non-accrual loans                      $    118,660         $    150,660          $    67,872
                                             ============         ============          ===========
Non-accrual loans as a percentage of
   loans outstanding at period end                  1.05%                1.36%                0.69%
                                             ============         ============          ===========

<F1> (1) Included at June 30, 1996 and March 31, 1996, are $53.9 million and
$81.4 million, respectively, of exposure acquired from BBI that is covered by the FDIC 80-percent loss-sharing agreement referred to above. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - was $109.2 million in the second quarter of 1996, compared to $119.9 million in the second quarter a year-earlier and $107.3 million in the first quarter of 1996. For the first six months of 1996, such income was $216.4 million, compared to $219.1 million in the corresponding period of 1995.

Income from trading activities was $42.1 million in the second quarter of 1996, compared to $66.2 million in the second quarter of 1995 and $45.7 million in the first quarter of 1996. The second quarter-to-quarter change primarily reflects a reduction in foreign exchange trading income from the level recorded in the second quarter of last year. Also contributing to this change was a shift in precious metals revenues out of income from precious metals and into interest income as the metals markets became net providers of funds to the Corporation instead of net users of funds as in the second quarter of 1995. For the first six months of 1996, income from trading activities declined to $87.8 million, from $112.7 million in the same period a year ago, primarily due to the reasons mentioned above.

Investment securities gains were $4.6 million in the second quarter of 1996, compared to $3.3 million in the second quarter of 1995. For the first six months of 1996, investment securities gains were $9.9 million, compared to $5.0 million last year. In both periods, the respective gains were from sales of securities available for sale and, to a lesser degree, redemptions prior to maturity of securities held to maturity.

Commission income, which consists primarily of fees for the issuance of letters of credit, the creation of acceptances and the collection and transfer of funds, amounted to $19.0 million in the second quarter of 1995, compared to $13.0 million in the second quarter of 1995. The rise in commission income primarily reflects higher volumes for the shipment of U.S. dollar denominated banknotes. For the first six months of 1996, commission income amounted to $34.6 million, compared to $28.3 for the six-month period of 1995.

Equity in the earnings of affiliate rose to $22.9 million in the second quarter of 1996, compared to $19.3 million in the second quarter of last year. For the six-month period of 1996, these earnings were $44.5 million, compared to $38.5 million for the corresponding period of 1995. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. These increases were due to higher levels of net interest income, partially offset by increases in the provision for credit losses and income taxes at Safra Republic. Safra Republic's total client portfolio accounts, increased to $18.4 billion at June 30, 1996 from $15.6 billion at June 30, 1995. This change consisted of increases of $1.8 billion, or 30%, in client portfolio assets and $1.0 billion, or 10%, in client deposits.

The Corporation's other income, which consists primarily of service charges on deposit accounts, trust income and other income from factoring and overseas locations, was $20.4 million in the second quarter of 1996 compared to $18.1 million in the second quarter of last year. These amounts included gains of $2.7 million and $1.3 million in the second quarters of 1996 and 1995, respectively, from the sale of New York retail branches. Other income for the six-month periods ended June 30, was $37.9 million and $33.9 million in 1996 and 1995, respectively. Included in 1996 was a gain of $1.1 million from the repurchase and early extinguishment of long-term debt.

Other Operating Expenses - totaled $195.9 million in the second quarter and $380.2 million for the first six-months of 1996, compared to $297.7 million and $490.3 million in the corresponding periods of 1995. The 1995 amounts included the Corporation's second quarter provision for restructuring and related charges of $120.0 million in connection with a company-wide project to improve operating efficiencies and reduce costs. The second quarter of 1996 reflected a full quarter of expenses attributable to the BBI and First Nationwide transactions of approximately $21.0 million, including $4.6 million for amortization of intangible assets and $1.5 million of one-time charges. The second quarter of 1996 also included higher incentive compensation awards and expenditures for technology.

Salaries and employee benefits were $104.2 million in the second quarter of 1996, compared to $96.0 million in the second quarter of last year. The increase in the 1996 second quarter reflects staff increases attributable to the above-mentioned acquisitions and higher incentive compensation. For the six months ended June 30, 1996, such expenses rose to $205.3 million from $197.7 million in the year-earlier period, primarily due to the additions to staff from BBI.

Occupancy expense was $18.1 million in the second quarter and $34.5 million for the six-month period of 1996, compared to $14.6 million and $29.1 million in the comparable periods of 1995. These increases were primarily due to the acquisition of 37 branches during the first six months of 1996.

All other expenses were $73.5 million in the second quarter of 1996, compared to $67.1 million in the second quarter of last year. The $6.4 million increase in the second quarter of 1996, when compared to the second quarter of 1995, reflects a full quarter of expenses attributable to the BBI and First Nationwide acquisitions, including increased costs for amortization of intangible assets and increased expenditures on technology. Included in the current quarter's expenses was a $1.5 million one-time charge for computer upgrades and the conversion of newly acquired BBI retail accounts. For the six-month period of 1996, all other expenses were $140.4 million, compared to $143.5 million in the same period last year that included a one-time charge for charitable contributions of $7.5 million.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $50.1 million in the second quarter of 1996 and $59.0 million during the first six months of 1996 when compared to the corresponding periods of 1995. As a result of the restructuring charge and normal permanent differences between book and tax income, taxable income was negative in the second quarter of 1995. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, was 35% for both the second quarter and six-month periods of 1996, compared to 36% and 33%, respectively, in the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At June 30, 1996, stockholders' equity included a deduction of $57.7 million, which represents the after-tax unrealized depreciation in the valuation of the Corporation's portfolio of securities available for sale and approximately 49% of Safra Republic's unrealized depreciation in its portfolio of securities available for sale, compared to an unrealized depreciation in both such portfolios of $74.8 million at December 31, 1995.

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation.

In accordance with regulatory capital guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. Such guidelines require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

The following table presents the Corporation's risk-based capital ratios:

                                          June 30,             Dec. 31,
                                            1996                 1995
                                         ---------             -------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio          12.67%              14.72%
   Total risk-based capital ratio           21.73%              24.96%
Leverage ratio                               5.37%               6.24%

At June 30, 1996, the ratio of the Corporation's total common stockholders' equity to total assets was 5.17%, compared to 5.54% at December 31, 1995. The decline in this ratio was attributable to total assets increasing to $48.6 billion at June 30, 1996 from $43.9 billion at December 31, 1995, primarily as a result of the BBI acquisition while common stockholders' equity increased by $78.8 million during the period.

Non-performing Assets

The following is a summary of total non-accrual loans and other non-performing assets at periods ending:


                                                 June 30,          March 31,           Dec. 31,
(In thousands)                                     1996               1996               1995
                                                ---------          ---------          ---------
Total non-accrual loans                         $ 118,660          $ 150,660          $  67,872
Other real estate owned                            40,466             42,395             31,329
                                                ---------          ---------          ---------
Total non-performing assets (1)<F1>               159,126            193,055          $  99,201
                                                                                      =========
Less: FDIC loss-sharing                           (61,325)           (88,644)
                                                ---------          ---------
Total                                           $  97,801          $ 104,411
                                                =========          =========
Total non-performing assets as a
   percentage of period end total assets             0.33%              0.41%              0.23%
                                                =========          =========          =========

<F1>(1) Included at June 30, 1996 and March 31, 1996, is $60.2 million and
$88.9 million, respectively, of exposure acquired from BBI that is covered by an FDIC 80-percent loss-sharing agreement, which expires on June 30, 1998.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Corporation's Annual Meeting of Stockholders was held on May 29, 1996.

(c) The following matters were voted upon at such meeting:

(i) Election of the following twenty-one persons as directors of the Corporation, with shares voted for and withheld indicated:

     Nominee                                Shares For         Shares Withheld

     Kurt Andersen                          46,279,342            1,610,064
     Cyril S. Dwek                          46,793,704            1,095,702
     Ernest Ginsberg                        46,793,704            1,095,702
     Nathan Hasson                          46,793,704            1,095,702
     Jeffrey C Keil                         46,793,704            1,095,702
     Peter Kimmelman                        46,793,704            1,095,702
     Richard Kraemer                        46,691,818            1,197,585
     Leonard Lieberman                      46,762,844            1,126,562
     William C. MacMillen Jr                46,791,622            1,097,784
     Peter J. Mansbach                      46,793,704            1,095,702
     Martin F. Mertz                        46,793,629            1,095,777
     James L. Morice                        46,793,704            1,095,702
     E. Daniel Morris                       46,793,704            1,095,702
     Janet L. Norwood                       46,793,029            1,096,377
     John A. Pancetti                       46,793,704            1,095,702
     Vito S. Portera                        46,762,728            1,126,678
     William P. Rogers                      46,302,954            1,586,452
     Elias Saal                             46,793,612            1,095,794
     Dov C. Schlein                         46,793,704            1,095,702
     Walter H. Weiner                       46,790,351            1,099,055
     Peter White                            46,793,704            1,095,702

(ii) Approval of selection of KPMG Peat Marwick LLP, as the
Corporation's auditors for 1996. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:


          For                Against                Abstain
       47,805,965            32,360                 51,081

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b) Reports on Form 8-K

      (i) On April 23, 1996, a report on Form 8-K/A was filed in connection with the Corporation's Current Report on Form 8-K, dated March 15, 1996, which reported the completion, on February 29, 1996, of the acquisition of Brooklyn Bancorp, Inc. by the Corporation. The amended Current Report on Form 8-K/A includes Pro Forma Combined Condensed financial information at December 31, 1995 and for the one-year period then ended.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            REPUBLIC NEW YORK CORPORATION


Dated:  August 14, 1996                     By  Walter H. Weiner
                                                Chairman of the Board


Dated:  August 14, 1996                     By  Kenneth F. Cooper
                                                Executive Vice President and
                                                  Chief Financial Officer

FORM 10-Q

                              QUARTERLY REPORT

                 For the fiscal quarter ended June 30, 1996

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule