Form 10-Q
period 1996-09-30
REPUBLIC NEW YORK CORP
filed 1996-11-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly Period Ended September 30, 1996.

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

                       Yes X                       No __

----------------------------------------------------------------------------
        The number of shares outstanding of the registrant's common stock was 55,222,860 at October 31, 1996.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
               September 30, 1996 and December 31, 1995                       2

           Consolidated Statements of Income - Unaudited
               Nine Months and Three Months Ended September 30,
               1996 and 1995                                                  3

           Consolidated Statements of Cash Flows - Unaudited
               Nine Months Ended September 30, 1996 and 1995                  4

           Consolidated Statement of Changes in Stockholders' Equity-
               Unaudited Nine Months Ended September 30, 1996                 5

           Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis                              8-15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16


         The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been included.

ITEM 1.  FINANCIAL STATEMENTS

                                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CONDITION
                                                  UNAUDITED
                                            (Dollars in thousands)
                                                               September 30,   December 31,
                                                                   1996            1995
                                                               ------------    ------------
Cash and due from banks                                        $    717,345    $    675,683
Interest-bearing deposits with banks                              5,599,832       6,094,495
Precious metals                                                   1,329,789       1,250,038
Securities held to maturity (approximate market
   value of $8,038,486 in 1996 and $4,595,454 in 1995)            8,110,006       4,487,022
Securities available for sale (at approximate market value)      12,149,115      11,751,523
                                                               ------------    ------------
     Total investment securities                                 20,259,121      16,238,545

Trading account assets                                            4,046,367       4,035,606
Federal funds sold and securities purchased
   under resale agreements                                        1,992,344       1,749,268
Loans (net of unearned income of $27,758
   in 1996 and $34,988 in 1995)                                  11,789,344       9,843,960
Allowance for possible credit losses                               (350,327)       (300,593)
Customers' liability on acceptances                                 824,592         818,007
Accounts receivable and accrued interest                          2,500,080       1,946,077
Investment in affiliate                                             779,363         722,466
Premises and equipment                                              461,858         436,771
Other assets                                                        652,062         371,231
                                                               ------------    ------------
     Total assets                                              $ 50,601,770    $ 43,881,554
                                                               ============    ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
   In domestic offices                                         $  2,077,935    $  1,740,035
   In foreign offices                                               120,993         160,133
Interest-bearing deposits:
   In domestic offices                                           12,454,013       8,471,452
   In foreign offices                                            16,327,873      14,548,013
                                                               ------------    ------------
     Total deposits                                              30,980,814      24,919,633
Trading account liabilities                                       3,391,908       3,719,651
Short-term borrowings                                             5,179,753       3,890,768
Acceptances outstanding                                             825,317         819,766
Accounts payable and accrued expenses                             1,990,340       2,840,048
Due to factored clients                                             671,362         528,684
Other liabilities                                                   260,114         193,645
Long-term debt                                                    1,674,867       1,555,111
Subordinated long-term debt and perpetual
   capital notes (note 3)<F1>                                     2,400,000       2,406,440

Stockholders' equity:
   Cumulative preferred stock, no par value
     8,502,500 shares outstanding in 1996 and 1995                  575,000         575,000
   Common stock, $5 par value
     150,000,000 shares authorized; 55,227,901
     shares outstanding in 1996 and 56,259,563 in 1995              276,140         281,298
   Surplus                                                          515,834         590,008
   Retained earnings                                              1,848,322       1,636,264
   Net unrealized appreciation (depreciation) on
     securities available for sale, net of taxes                     11,999         (74,762)
                                                               ------------    ------------
     Total stockholders' equity                                   3,227,295       3,007,808
                                                               ------------    ------------
     Total liabilities and stockholders' equity                $ 50,601,770    $ 43,881,554
                                                               ============    ============

<F1>See accompanying notes to consolidated financial statements.

                                             -2-

                            REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                              UNAUDITED
                                 (In thousands except per share data)
                                                        Nine Months Ended       Three Months Ended
                                                          September 30,            September 30,
                                                   -----------------------   ------------------------
                                                       1996        1995         1996          1995
                                                   ----------   ----------   ----------    ----------
Interest Income:
Interest and fees on loans                         $  674,312   $  547,453   $  235,994    $  185,220
Interest on deposits with banks                       294,734      413,902       91,926       132,590
Interest and dividends on investment securities:
    Taxable                                           933,764      676,020      324,900       233,573
    Exempt from federal income taxes                   71,473       67,814       23,716        21,418
Interest on trading account assets                     49,676       39,974       17,426        16,049
Interest on federal funds sold and securities
    purchased under resale agreements                  69,483       63,209       27,865        24,187
                                                   ----------   ----------   ----------    ----------
       Total interest income                        2,093,442    1,808,372      721,827       613,037
                                                   ----------   ----------   ----------    ----------

Interest Expense:
Interest on deposits                                  952,444      844,152      322,036       288,805
Interest on short-term borrowings                     238,821      150,215       88,047        53,719
Interest on long-term debt                            190,692      205,200       65,260        66,897
                                                   ----------   ----------   ----------    ----------
       Total interest expense                       1,381,957    1,199,567      475,343       409,421
                                                   ----------   ----------   ----------    ----------

Net Interest Income                                   711,485      608,805      246,484       203,616
Provision for credit losses                            28,000        9,000       20,000         3,000
                                                   ----------   ----------   ----------    ----------
Net interest income after provision for
    credit losses                                     683,485      599,805      226,484       200,616
                                                   ----------   ----------   ----------    ----------

Other Operating Income:
Income from precious metals                            18,233       34,340        6,622         6,577
Foreign exchange trading income                        73,896       90,282       23,295        30,043
Trading account profits and commissions                39,189       25,701       13,632           995
Investment securities gains, net                       15,444        9,292        5,556         4,325
Net gain (loss) on loans sold or held for sale            350        3,912       (1,393)        3,145
Commission income                                      52,834       43,068       18,188        14,781
Equity in earnings of affiliate                        68,271       58,698       23,777        20,216
Other income (note 3)<F1>                              58,015       50,587       20,106        16,716
                                                   ----------   ----------   ----------    ----------
       Total other operating income                   326,232      315,880      109,783        96,798
                                                   ----------   ----------   ----------    ----------

Other Operating Expenses:
Salaries                                              189,792      177,104       64,587        57,444
Employee benefits                                     121,106      113,867       40,977        35,826
Occupancy, net                                         55,086       43,542       20,596        14,444
Restructuring and related charges (note 5)<F1>              -      120,000            -             -
Other expenses                                        212,546      197,924       72,134        54,461
                                                   ----------   ----------   ----------    ----------
       Total other operating expenses                 578,530      652,437      198,294       162,175
                                                   ----------   ----------   ----------    ----------

Income Before Income Taxes                            431,187      263,248      137,973       135,239
Income taxes                                          120,893       69,456       30,321        40,051
                                                   ----------   ----------   ----------    ----------
Net Income                                         $  310,294   $  193,792   $  107,652    $   95,188
                                                   ==========   ==========   ==========    ==========

Net Income Applicable to Common Stock              $  286,727   $  165,390   $   99,677    $   87,011
                                                   ==========   ==========   ==========    ==========
Net income per common share:
       Primary                                          $5.15        $3.10        $1.80         $1.57
       Fully diluted                                    $5.15        $3.05        $1.80         $1.55
Average common shares outstanding:
       Primary                                         55,711       53,334       55,396        55,316
       Fully diluted                                   55,711       56,160       55,396        56,292

<F1>See accompanying notes to consolidated financial statements.

                                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED
                                                  (In thousands)
                                                                                         September 30,
                                                                               -------------------------------
                                                                                   1996                1995
                                                                               -----------         -----------
Cash Flows From Operating Activities:
Net income                                                                     $   310,294         $   193,792
Adjustments to reconcile net income to net cash
     provided by (used) in operating activities:
     Depreciation and amortization, net                                             65,979              48,458
     Provision for credit losses                                                    28,000               9,000
     Investment securities gains, net                                              (15,444)             (9,292)
     Net gain on loans sold or held for sale                                        (1,743)             (3,912)
     Restructuring and related charges                                                   -              82,436
     Equity in earnings of affiliate                                               (68,271)            (58,698)
     Net change in precious metals                                                 (79,751)            394,786
     Net change in trading accounts                                               (338,504)            258,058
     Net change in loans held for sale                                            (118,558)                  -
     Net change in accounts receivable and accrued interest                       (895,200)             (1,325)
     Net change in accounts payable and accrued expenses                           176,016             532,433
     Other, net                                                                    (76,371)           (229,652)
                                                                               -----------         -----------
Net cash provided by (used) in operating activities                             (1,013,553)          1,216,084
                                                                               -----------         -----------
Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                               673,163           4,702,064
Federal funds sold and securities purchased under resale agreements                406,924          (1,694,430)
Short-term investments                                                             155,157             100,601
Purchases of securities held to maturity                                        (2,840,101)            (68,880)
Proceeds from maturities of securities held to maturity                            383,275             331,986
Purchases of securities available for sale                                      (5,166,717)         (3,866,989)
Proceeds from sales of securities available for sale                             1,699,769             626,049
Proceeds from maturities of securities available for sale                        3,053,610           1,032,472
Loans                                                                             (640,943)         (1,079,437)
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received              (486,002)                  -
Investment in affiliate                                                             30,296              28,133
                                                                               -----------         -----------
Net cash provided by (used) in investing activities                             (2,731,569)            111,569
                                                                               -----------         -----------
Cash Flows From Financing Activities:
Deposits                                                                         2,443,681             407,073
Short-term borrowings                                                            1,266,180          (1,139,089)
Due to factored clients                                                            142,678             (28,495)
Proceeds from issuance of long-term debt                                           427,136             276,886
Repayment of long-term debt                                                       (313,334)         (1,104,600)
Proceeds from issuance of subordinated long-term debt                              100,000                   -
Repayment of subordinated long-term debt                                          (100,000)                  -
Net proceeds from issuance of cumulative preferred stock                                 -              72,563
Retirement of common stock                                                        (113,033)            (17,651)
Cash dividends paid                                                                (86,114)            (84,947)
Other, net                                                                          21,579              22,658
                                                                               -----------         -----------
Net cash provided by (used) in financing activities                              3,788,773          (1,595,602)
Effect of exchange rate changes on cash and due from banks                          (1,989)             (6,348)
                                                                               -----------         -----------
Net increase (decrease) in cash and due from banks                                  41,662            (274,297)
Cash and due from banks at beginning of period                                     675,683             867,242
                                                                               -----------         -----------
Cash and due from banks at end of period                                       $   717,345         $   592,945
                                                                               ===========         ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                              $ 1,157,226         $ 1,085,707
         Income taxes                                                               95,233              87,387
     Transfers from securities available for sale
         to securities held to maturity                                          1,008,547                   -

See accompanying notes to consolidated financial statements.

                    REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                               (Dollars in thousands)
                                                                Nine Months
                                                                  Ended
                                                               September 30,
                                                                   1996
                                                               -------------
Cumulative Preferred Stock:
Balance at beginning and end of period                         $     575,000
                                                               =============

Common Stock:
Balance at beginning of period                                 $     281,298
Net issuance under stock option, restricted stock and
     restricted stock election plans of 781,624 shares                 3,908
Retirement of 1,813,286 shares                                        (9,066)
                                                               -------------
Balance at end of period                                       $     276,140
                                                               =============

Surplus:
Balance at beginning of period                                 $     590,008
Net issuance of common stock under stock option,
     restricted stock and restricted stock election plans of
     781,624 shares                                                   30,052
Treasury stock transactions of affiliate                                (259)
Retirement of 1,813,286 common shares                               (103,967)
                                                               -------------
Balance at end of period                                       $     515,834
                                                               =============

Retained Earnings:
Balance at beginning of period                                 $   1,636,264
Net income                                                           310,294
Foreign currency translation, net of taxes                           (11,325)
Dividends declared on common stock                                   (63,344)
Dividends declared on issues of preferred stock                      (23,567)
                                                               -------------
Balance at end of period                                       $   1,848,322
                                                               =============

Net Unrealized Appreciation (Depreciation) on Securities
     Available for Sale, Net of Taxes:
Balance at beginning of period                                 $     (74,762)
Unrealized appreciation                                              143,798
Income tax expense                                                   (57,037)
                                                               -------------
Balance at end of period                                       $      11,999
                                                               =============

Total Stockholders' Equity:
Balance at beginning of period                                 $   3,007,808
Net changes during the period                                        219,487
                                                               -------------
Balance at end of period                                       $   3,227,295
                                                               =============

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    1. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS has had no effect on the Corporation's results of operations or its financial condition.

          On January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of an employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The SFAS also permits the retention of the Corporation's current method of accounting for these plans under Accounting Principles Board Opinion No. 25. The Corporation will continue its current method of accounting for stock based compensation and, therefore, pro forma footnote disclosures of net income and earnings per share will be provided on an annual basis. The adoption of this SFAS will have no effect on the Corporation's results of operations or its financial condition.

          In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This SFAS as written, establishes the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This SFAS will be adopted by the Corporation on January 1, 1997. Subsequent to the issuance of SFAS No. 125, the effective date of certain requirements as originally issued have been proposed to be deferred for one year.
The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations or its financial condition.

      2. On February 29, 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc. ("BBI") and its wholly-owned subsidiary, CrossLand Federal Savings Bank ("CrossLand"). The Corporation purchased all of the common stock and common stock equivalents of BBI at $41.50 per share for a total consideration of approximately $529.5 million. The acquisition was accounted for as a purchase and CrossLand's operations were merged into Republic National Bank of New York. The excess of cost over the market value of net assets acquired, goodwill, amounted to $186 million and is being amortized to expense on a straight-line basis over a life of fifteen years. Approximately $650 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the Federal Deposit Insurance Corporation (FDIC). Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998. BBI had total assets of $4.1 billion, total deposits of approximately $3.6 billion and 30 branches in the New York metropolitan area. Also see "Management's Discussion and Analysis-Results of Operations."

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

     4. The following table summarizes the activity in the allowance for possible credit losses for the nine-month periods ended September 30, 1996 and 1995.

                                                   1996            1995
                                                ---------       ---------
(In thousands)
Balance at beginning of period                  $ 300,593       $ 319,220
    Charge-offs                                   (36,023)        (25,326)
    Recoveries                                     14,804           9,817
                                                ---------       ---------
Net charge-offs                                   (21,219)        (15,509)
Provision charged to operating expense             28,000           9,000
Allowance acquired from BBI                        42,579               -
Translation adjustment                                374             707
                                                ---------       ---------
        Balance at end of period                $ 350,327       $ 313,418
                                                =========       =========

    5. In the second quarter of 1995, the Corporation recorded a $120 million provision for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide re-engineering program to improve operating efficiencies and reduce costs. The components of this provision were as follows:

(In thousands)
Salaries and employee benefits                              $ 71,000
Occupancy, net                                                10,000
Other expenses                                                39,000
                                                            --------
     Total restructuring and related charges provision      $120,000
                                                            ========

     The following table summarizes the activity in accrued restructuring and related charges for the nine-month periods ended September 30, 1996 and 1995.

                                                   1996           1995
                                                ---------      ---------
(In thousands)
Balance at beginning of period                  $  63,963      $       -
Provision during the period                             -        120,000
Payments                                          (26,792)       (37,564)
Non-cash writedowns                                (5,585)        (7,921)
                                                ---------      ---------
         Ending accrual at September 30,        $  31,586      $  74,515
                                                =========      =========

     6. Certain amounts from 1995 have been reclassified to conform with 1996 classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44%. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the third quarter and nine months ended September 30, 1996 compared to the corresponding periods of 1995.

                                                       Increase (Decrease)
                                       ---------------------------------------------
                                       3rd Qtr. 1996 vs.        Nine Months 1996 vs.
                                       3rd Qtr. 1995            Nine Months 1995
                                       --------------------     --------------------
                                          Amount    Percent        Amount    Percent
                                       ---------    -------     ---------    -------
(Dollars in thousands)
Interest income                        $ 108,444      17.5      $ 282,605      15.4
Interest expense                          65,922      16.1        182,390      15.2
                                       ---------                ---------
     Net interest income                  42,522      20.1        100,215      15.8
Provision for credit losses               17,000         *<F1>     19,000         *<F1>
                                       ---------                ---------
Net interest income after
     provision for credit losses          25,522      12.2         81,215      13.0
Other operating income                    12,985      13.4         10,352       3.3
Other operating expenses                  36,119      22.3        (73,907)    (11.3)
                                       ---------                ---------
Income before income taxes                 2,388       1.7        165,474      57.0
                                       ---------                ---------
Applicable income taxes                   (9,730)    (24.3)        51,437      74.1
Tax equivalent adjustment                   (346)     (4.2)        (2,465)     (9.1)
                                       ---------                ---------
     Total applicable income taxes       (10,076)    (20.8)        48,972      50.8
                                       ---------                ---------

Net income                             $  12,464      13.1      $ 116,502      60.1
                                       =========    =======     =========    =======
Net income applicable to
     common stock                      $  12,666      14.6      $ 121,337      73.4
                                       =========    =======     =========    =======

<F1>*Exceeds 200%


Net Interest Income - on a fully-taxable equivalent basis amounted to $254.4 million in the third quarter of 1996, compared to $211.9 million in the third quarter of 1995. As shown in the table on page 9, average interest-earning assets rose to $41.0 billion in the third quarter of 1996 from $32.9 billion in the third quarter of 1995. The respective increases reflected the additional interest-earning assets recently acquired from BBI, the investment of deposit liabilities of branches acquired from First Nationwide Bank, Bank Leumi Trust Company of New York and Independence Savings Bank, and an increase in investment securities funded by deposits in foreign offices and short-term borrowings. The net interest rate differential was 2.47% in the third quarter of 1996, compared to 2.56% in the third quarter last year.

                                 AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                        AVERAGE RATES EARNED AND PAID
                                                  UNAUDITED
                                      (Fully taxable equivalent basis)
                                           (Dollars in thousands)
                                                                            Quarter Ended September 30,
                                                   ---------------------------------------------------------------------------
                                                                   1996                                   1995
                                                   ------------------------------------   ------------------------------------

                                                                                Average                                Average
                                                                    Interest     Rates                     Interest     Rates
                                                       Average       Income/     Earned/      Average       Income/     Earned/
                                                       Balance       Expense     Paid %       Balance       Expense     Paid %
                                                   ------------     ---------   -------   ------------     ---------   -------
Interest-earning assets:
  Interest-bearing deposits with banks             $  5,906,911     $  91,926      6.19   $  7,711,239     $ 132,590      6.82
  Investment securities:(1)<F1>
    Taxable                                          18,300,015       324,900      7.06     11,718,931       233,573      7.91
    Exempt from federal income taxes                  1,490,059        31,681      8.46      1,311,941        29,729      8.99
                                                   ------------      --------             ------------      --------
     Total investment securities                     19,790,074       356,581      7.17     13,030,872       263,302      8.02
  Trading account assets(2)<F2>                       1,168,008        17,426      5.94        962,728        16,049      6.61
  Federal funds sold and securities
    purchased under resale agreements                 2,012,720        27,865      5.51      1,591,228        24,187      6.03
  Loans, net of unearned income:
    Domestic offices                                  8,384,193       171,023      8.11      6,757,208       137,753      8.09
    Foreign offices                                   3,775,928        64,971      6.85      2,835,459        47,467      6.64
                                                   ------------      --------             ------------      --------
     Total loans, net of unearned income             12,160,121       235,994      7.72      9,592,667       185,220      7.66
                                                   ------------      --------             ------------      --------
     Total interest-earning assets                   41,037,834     $ 729,792      7.07     32,888,734     $ 621,348      7.50
                                                                    =========    ======                    =========     =====

Cash and due from banks                                 705,730                                600,743
Other assets                                          7,667,665                              8,336,268
                                                   ------------                           ------------
     Total assets                                  $ 49,411,229                           $ 41,825,745
                                                   ============                           ============


Interest-bearing funds:
  Consumer and other time deposits                 $ 11,148,550     $ 110,114      3.93   $  7,594,458     $  81,208      4.24
  Certificates of deposit                             1,087,844        13,577      4.97        899,013        12,567      5.55
  Deposits in foreign offices                        15,078,686       198,345      5.23     12,747,934       195,030      6.07
                                                   ------------      --------             ------------      --------
      Total interest-bearing deposits                27,315,080       322,036      4.69     21,241,405       288,805      5.39
  Trading account liabilities(2)<F2>                    259,863         4,546      6.96         33,895           579      6.78
  Short-term borrowings                               6,784,006        83,501      4.90      4,788,295        53,140      4.40
  Total long-term debt                                4,101,227        65,260      6.33      4,082,222        66,897      6.50
                                                   ------------      --------             ------------      --------
     Total interest-bearing funds                    38,460,176     $ 475,343      4.92     30,145,817     $ 409,421      5.39
                                                                    =========    ======                    =========     =====

Noninterest-bearing deposits:
  In domestic offices                                 2,099,582                              1,497,680
  In foreign offices                                    120,752                                133,488
Other liabilities                                     5,612,465                              7,200,243
Stockholders' equity:
  Preferred stock                                       575,000                                617,661
  Common stockholders' equity                         2,543,254                              2,230,856
                                                   ------------                           ------------
     Total stockholders' equity                       3,118,254                              2,848,517
                                                   ------------                           ------------
     Total liabilities and stockholders' equity    $ 49,411,229                           $ 41,825,745
                                                   ============                           ============


Interest income/earning assets                                      $ 729,792      7.07                    $ 621,348      7.50
Interest expense/earning assets                                       475,343      4.60                      409,421      4.94
                                                                    ---------    ------                    ---------     -----
Net interest differential                                           $ 254,449      2.47                    $ 211,927      2.56
                                                                    =========    ======                    =========     =====

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.


                                   AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                           AVERAGE RATES EARNED AND PAID
                                                     UNAUDITED
                                         (Fully taxable equivalent basis)
                                              (Dollars in thousands)
                                                                         Nine Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                                   1996                                    1995
                                                   -------------------------------------   ------------------------------------

                                                                                Average                                Average
                                                                    Interest     Rates                     Interest     Rates
                                                     Average         Income/    Earned/     Average         Income/    Earned/
                                                     Balance        Expense     Paid %      Balance        Expense     Paid %
                                                   ------------    ----------   -------   ------------    ----------   -------
Interest-earning assets:
  Interest-bearing deposits with banks             $  5,867,614    $  294,734      6.71   $  8,157,508    $  413,902      6.78
  Investment securities:(1)<F1>
    Taxable                                          17,476,242       933,764      7.14     11,007,133       676,020      8.21
    Exempt from federal income taxes                  1,527,790        96,015      8.39      1,301,477        94,821      9.74
                                                   ------------    ----------             ------------    ----------
     Total investment securities                     19,004,032     1,029,779      7.24     12,308,610       770,841      8.37
  Trading account assets(2)<F2>                       1,134,622        49,676      5.85        905,599        39,974      5.90
  Federal funds sold and securities
    purchased under resale agreements                 1,677,765        69,483      5.53      1,387,272        63,209      6.09
  Loans, net of unearned income:
    Domestic offices                                  8,200,512       498,260      8.12      6,490,311       404,940      8.34
    Foreign offices                                   3,505,034       176,052      6.71      2,787,174       142,513      6.84
                                                   ------------    ----------             ------------    ----------
     Total loans, net of unearned income             11,705,546       674,312      7.69      9,277,485       547,453      7.89
                                                   ------------    ----------             ------------    ----------
     Total interest-earning assets                   39,389,579    $2,117,984      7.18     32,036,474    $1,835,379      7.66
                                                                   ==========   =======                   ==========   =======

Cash and due from banks                                 721,336                                598,520
Other assets                                          7,813,877                              8,202,801
                                                   ------------                           ------------
     Total assets                                  $ 47,924,792                           $ 40,837,795
                                                   ============                           ============


Interest-bearing funds:
  Consumer and other time deposits                 $ 10,698,902    $  319,919      3.99   $  7,672,916    $  238,090      4.15
  Certificates of deposit                               886,255        33,207      5.00        875,541        36,819      5.62
  Deposits in foreign offices                        14,384,972       599,318      5.57     12,488,085       569,243      6.09
                                                   ------------    ----------             ------------    ----------
      Total interest-bearing deposits                25,970,129       952,444      4.90     21,036,542       844,152      5.37
  Trading account liabilities(2)<F1>                    137,512         7,470      7.26         39,980         2,051      6.86
  Short-term borrowings                               6,309,266       231,351      4.90      4,393,018       148,164      4.51
  Total long-term debt                                3,990,853       190,692      6.38      4,156,192       205,200      6.60
                                                   ------------    ----------             ------------    ----------
     Total interest-bearing funds                    36,407,760    $1,381,957      5.07     29,625,732    $1,199,567      5.41
                                                                   ==========   =======                   ==========   =======

Noninterest-bearing deposits:
  In domestic offices                                 1,956,280                              1,482,739
  In foreign offices                                    136,199                                114,381
Other liabilities                                     6,357,895                              6,880,896
Stockholders' equity:
  Preferred stock                                       575,000                                655,609
  Common stockholders' equity                         2,491,658                              2,078,438
                                                   ------------                          -------------
     Total stockholders' equity                       3,066,658                              2,734,047
                                                   ------------                          -------------
     Total liabilities and stockholders' equity    $ 47,924,792                          $  40,837,795
                                                   ============                          =============


Interest income/earning assets                                     $2,117,984      7.18                   $1,835,379      7.66
Interest expense/earning assets                                     1,381,957      4.68                    1,199,567      5.01
                                                                   ----------   -------                   ----------   -------
Net interest differential                                          $  736,027      2.50                   $  635,812      2.65
                                                                   ==========   =======                   ==========   =======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 10, net interest income was $736.0 million for the first nine months of 1996, compared to $635.8 million, for the nine-month period in the prior year. Average interest-earning assets rose to $39.4 billion for the nine-month period of 1996 from $32.0 billion in the corresponding period of 1995. The increases reflected the acquisition during the period of additional interest-earning assets described above. The net interest rate differential was 2.50% for the nine-month period of 1996, compared to 2.65% in 1995.

As previously announced, the Corporation has received regulatory approvals to operate commercial banking subsidiaries in Russia and Brazil. These subsidiaries will commence operations in the fourth quarter of 1996. Both subsidiaries will focus on activities in the local capital markets and servicing the local market needs of multinational corporate clients.

Provision for credit losses - was $20.0 million and $28.0 million in the third quarter and first nine months of 1996, respectively, compared to $3.0 million and $9.0 million for the corresponding periods of last year.

Net charge-offs were $9.0 million in the third quarter of 1996, compared to net charge-offs of $4.0 million in the third quarter of 1995. A commercial real estate charge-off of $6.0 million was the primary factor that contributed to this increase. While no specific credit concerns exist, management considers the increased provision for credit losses in the third quarter of 1996 to be prudent in the context of increased domestic and international exposures. For the first nine months of 1996, net charge-offs were $21.2 million, compared to $15.5 million in the corresponding period of last year. See Note 4 of notes to consolidated financial statements for additional information related to the allowance for credit losses.

The allowance for possible credit losses at September 30, 1996 was $350.3 million, or 2.97% of loans outstanding net of unearned income, compared to $300.6 million, or 3.05%, at December 31, 1995. The total allowance for possible credit losses is available to absorb any credit losses in the Corporation's portfolio. The increase in the allowance for credit losses at September 30, 1996, from year end 1995, was primarily attributable to the addition of the allowance acquired from BBI of $42.6 million. The increase in loans from $9.8 billion at December 31, 1995 to $11.8 billion at September 30, 1996 was also primarily a result of the acquisition of the BBI loan portfolio, consisting primarily of conventional residential and commercial mortgage loans.

Approximately $650 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80-percent of any losses it incurs through the expiration of the agreement on June 30, 1998.

The following table presents summary data related to non-accrual loans for the periods ended:

                                       Sept. 30,   June 30,    Dec. 31,
(in thousands)                           1996        1996        1995
                                       --------    --------    --------
Non-accrual loans:
   Domestic                            $ 99,138    $105,352     $49,311
   Foreign                               12,816      13,308      18,561
                                       --------    --------    --------
Total non-accrual loans (1)            $111,954    $118,660     $67,872
                                       ========    ========    ========
Non-accrual loans as a percentage of
   loans outstanding at period end         0.95%       1.05%       0.69%
                                       ========    ========    ========

(1) Included at September 30, 1996 and June 30, 1996 are $46.9 million and $53.9 million, respectively, of exposure acquired from BBI that is covered by the FDIC 80-percent loss-sharing agreement referred to above. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - was $109.8 million in the third quarter of 1996, compared to $96.8 million in the third quarter of last year and $109.2 million in the second quarter of 1996. For the first nine months of 1996, such income was $326.2 million, compared to $315.9 million in the nine-month period last year.

Income from trading activities was $43.5 million in the third quarter of 1996, compared to $37.6 million in the third quarter of last year and $42.1 million in the second quarter of 1996. The third quarter-to-quarter change primarily resulted from an increase in trading account profits and commissions partially offset by a reduction in foreign exchange trading income from the level recorded in the third quarter of last year. For the first nine months of 1996, income from trading activities was $131.3 million, compared to $150.3 million in the same period a year ago. This reduction of income resulted from lower levels of foreign exchange trading income and income from precious metals that was partially offset by increased trading account profits and commissions.

Investment securities gains were $5.6 million in the third quarter of 1996 compared to $4.3 million in the third quarter of last year. For the first nine months of 1996, investment securities gains were $15.4 million compared to $9.3 million last year. In the nine-month periods, the gains were primarily from sales of securities available for sale and to a lesser degree redemptions prior to scheduled maturity in 1996. In 1995, the gains were from sales and redemptions of securities prior to scheduled maturity. The Corporation recorded a net loss on loans sold or held for sale of $1.4 million in the third quarter of 1996 compared to a $3.1 million gain in the third quarter of last year. Originated mortgage loans were sold in both periods with the Corporation retaining the servicing rights. For the nine months ended September 30, 1996, net gains on loans sold or held for sale were $0.4 million compared to $3.9 million in the nine-month period a year ago.

Commission income, which consists primarily of fees for the issuance of letters of credit, the creation of acceptances and the collection and transfer of funds, amounted to $18.2 million in the third quarter of 1996 compared to $14.8 million in the third quarter of 1995. For the first nine months of 1996, commission income amounted to $52.8 million compared to $43.1 million for the nine-month period of 1995. The rise in commission income in both periods, primarily reflects an increase in the level of fees for the shipment of U.S. dollar denominated banknotes.

Equity in the earnings of affiliate rose to $23.8 million in the third quarter of 1996, compared to $20.2 million in the third quarter of last year. For the nine-month period of 1996, these earnings were $68.3 million compared to $58.7 million for the corresponding period of 1995. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. These increases were due to higher levels of net interest income, partially offset by increases in the provision for credit losses and income taxes at Safra Republic. Safra Republic's total client portfolio accounts, both on- and off-balance-sheet, increased to $20.8 billion at September 30, 1996 from $16.0 billion at September 30, 1995. This change consisted of increases of $3.1 billion, or 49%, in client portfolio assets and $1.7 billion or 18%, in client deposits. This increase includes the client assets from the recent acquisition of Banque Unigestion S.A., a Geneva-based private bank.

The Corporation's other income, which consists primarily of service charges on deposit accounts, trust income and other income from factoring and overseas locations, was $20.1 million in the third quarter of 1996 compared to $16.7 million in the third quarter of last year. The third quarter of 1996 included $2.3 million of income related to net gains on the sale of other real estate owned. Other income for the nine-month periods ended September 30, was $58.0 million and $50.6 million in 1996 and 1995, respectively. The nine-month periods included gains of $1.1 million from the repurchase and early extinguishment of long-term debt and $2.7 million from the sale of a New York retail branch in 1996 and $1.3 million from the sale of a New York retail branch in 1995.

Other Operating Expenses - totaled $198.3 million in the third quarter and $578.5 million for the first nine months of 1996, compared to $162.2 million and $652.4 million for the corresponding periods of 1995. The third quarter of 1996 included expenses of approximately $18.0 million attributable to the operations of BBI and branches acquired from First Nationwide and Bank Leumi and $2.0 million of one-time occupancy expenses resulting from consolidation of branches. The nine-month period of 1995 included the Corporation's second quarter pre-tax provision for restructuring and related charges of $120.0 million in connection with a company-wide project to improve operating efficiencies and reduce costs.

Salaries and employee benefits were $105.6 million in the third quarter of 1996, compared to $93.3 million in the third quarter of last year. For the nine months ended September 30, 1996, such expenses rose to $310.9 million from $291.0 million in the year-earlier period. These increases primarily reflect staff additions attributable to the above-mentioned acquisitions and higher incentive compensation.

Occupancy expense was $20.6 million in the third quarter of 1996 and $55.1 million for the nine-month period of 1996, compared to $14.4 million and $43.5 million in the comparable periods of 1995. These increases were primarily due to the acquisition of 38 branches during the first nine months of 1996 that included a one-time charge in the third quarter of 1996 of $2.0 million related to branch consolidations.

All other expenses were $72.1 million in the third quarter of 1996, compared to $54.5 million in the third quarter of last year. All other expenses in the third quarter of 1996 rose $17.7 million, when compared to the third quarter of 1995 which included an FDIC insurance premium rebate of $6.3 million. The third quarter-to-quarter increase reflects a full quarter of expenses attributable to the BBI, First Nationwide and Bank Leumi acquisitions, including increased costs for amortization of goodwill and other intangible assets related to recent acquisitions. Amortization of goodwill and other intangible assets amounted to $7.6 million in the third quarter of 1996 compared to $2.5 million in the third quarter last year. For the nine-month period of 1996, all other expenses were $212.5 million, compared to $197.9 million in the same period last year that included a one-time charge for charitable contributions of $7.5 million. The nine-month period of 1996 includes amortization of goodwill and other intangibles of $21.0 million, compared to $7.3 million in the nine-month period of 1995. This change was primarily due to the recent acquisitions mentioned above.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes decreased $10.1 million in the third quarter of 1996 and increased $49.0 million during the first nine months of 1996 when compared to the corresponding periods of 1995. As a result of a tax law change enacted in August 1996, the Corporation is no longer liable for deferred taxes which had been provided in prior years for credit provisions of Republic Bank for Savings, which was merged into Republic National Bank on January 2, 1996. In the third quarter of 1996, the Corporation recorded a one-time $12.0 million income tax benefit related to this tax law change. The increase in total applicable income taxes for the nine-month period of 1996 resulted from the lower level of income before income taxes recorded in 1995 due to the effect of the restructuring charge taken. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the third quarter and first nine months of 1996 were 26% and 32%, respectively, compared to 34% and 33% in the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At September 30, 1996, stockholders' equity included $12.0 million, which represents the after-tax unrealized appreciation in the valuation of the Corporation's portfolio of securities available for sale and approximately 49% of Safra Republic's unrealized appreciation in its portfolio of securities available for sale, compared to an unrealized depreciation in both such portfolios of $74.8 million at December 31, 1995.

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

The following table presents the Corporation's risk-based capital ratios:

                                     September 30,        Dec. 31,
                                          1996              1995
                                     ---------------    --------------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio      12.86%             14.72%
   Total risk-based capital ratio       22.03%             24.96%
Leverage ratio                           5.26%              6.24%

At September 30, 1996, the ratio of the Corporation's total common stockholders' equity to total assets was 5.24%, compared to 5.54% at December 31, 1995. The decline in this ratio was attributable to total assets increasing 15.3%, to $50.6 billion, at September 30, 1996 from $43.9 billion at December 31, 1995 primarily as a result of the BBI acquisition while common stockholders' equity increased 7.3%, or $219.5 million, during the period.


Non-performing Assets

The following is a summary of total non-accrual loans and other non-performing assets at periods ending:

                                                    Sept. 30,       June 30,        Dec. 31,
(In thousands)                                         1996           1996            1995
                                                  -----------     -----------     -----------
Total non-accrual loans                           $   111,954     $   118,660     $    67,872
Other real estate owned                                39,443          40,466          31,329
                                                  -----------     -----------     -----------
Total non-performing assets (1)<F1>                   151,397         159,126     $    99,201
                                                                                  ===========
Less: FDIC loss-sharing                               (56,172)        (61,325)
                                                  -----------     -----------
Total                                             $    95,225     $    97,801
                                                  ===========     ===========
Total non-performing assets as a
   percentage of period end total assets                 0.30%           0.33%           0.23%
                                                  ===========     ===========     ===========

(1) Included at September 30, 1996 and June 30, 1996, is $53.2 million and $60.2  million, respectively, of exposure acquired from BBI that is covered by an FDIC 80-percent loss-sharing agreement, which expires on June 30, 1998.

                        PART II - OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

            11.   Computation of Earnings Per Common Share

            27.   Financial Data Schedule

     (b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REPUBLIC NEW YORK CORPORATION


Dated:  November 14, 1996            By    /s/Walter H. Weiner
                                              Walter H. Weiner
                                              Chairman of the Board





Dated:  November 14, 1996            By    /s/Kenneth F. Cooper
                                              Kenneth F. Cooper
                                              Executive Vice President and
                                                 Chief Financial Officer

                                FORM 10-Q

                              QUARTERLY REPORT

              For the fiscal quarter ended September 30, 1996

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


No.                     Exhibit Description

 11            Computation of Earnings Per Common Share

 27            Financial Data Schedule