Form 10-K
period 1996-12-31
REPUBLIC NEW YORK CORP
filed 1997-03-21
CIK 83246

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

  For the fiscal year ended December 31, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                          COMMISSION FILE NO. 1-7436

                                --------------
                         REPUBLIC NEW YORK CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                                --------------

              MARYLAND                             13-2764867
                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

   452 FIFTH AVENUE, NEW YORK, NEW                   10018
                YORK                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                                 (212) 525-6100
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

  Securities registered pursuant to Section 12(b) of the Act:

                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS     ON WHICH REGISTERED
         -------------------     ---------------------
   Common Stock, Par Value
    $5.00 Per Share              New York Stock Exchange
                                 The International Stock Exchange of the
                                 United Kingdom & The Republic of Ireland Ltd.
   Depositary Shares, each
    representing a one-fourth
    interest in a share of
    Adjustable Rate Cumulative
    Preferred Stock, Series D    New York Stock Exchange
   $1.8125 Cumulative Preferred
    Stock                        New York Stock Exchange
   8 3/8% Debentures Due 2007    New York Stock Exchange

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

    The aggregate market value of Common Stock of the registrant held by non-affiliates at January 31, 1997 was $3,451,290,850 based on the closing price on the New York Stock Exchange Composite Tape on such date.

    The number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 1997: 54,770,863.

  Documents Incorporated by Reference:

                        DOCUMENT                      LOCATION IN FORM 10-K
                        --------                      ---------------------
     Proxy Statement for 1997 Annual Meeting, to the
      extent indicated                                      Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CONTENTS

PART I

                                                                            PAGE
                                                                            ----
Item 1.  Business.........................................................    1
     Republic New York Corporation........................................    1
     Republic National Bank of New York...................................    1
     Other Financial Services.............................................    2
     Competition..........................................................    3
     Employees............................................................    4
     Customers............................................................    4
     Supervision and Regulation...........................................    4
Item 2.  Properties.......................................................    6
Item 3.  Legal Proceedings................................................    6
Item 4.  Submission of Matters to a Vote of Security Holders..............    6

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
 Matters..................................................................    7
Item 6.  Selected Financial Data..........................................    7
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operation.....................................................    7
     Introduction.........................................................    7
     Results of Operations................................................    8
     Liability and Asset Management.......................................   15
     Risk Management and Control..........................................   28
     Capital Resources and Liquidity......................................   29
Item 8.  Financial Statements and Supplementary Data......................   32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   89

PART III

Item 10. Directors and Executive Officers of the Registrant...............   89
Item 11. Executive Compensation...........................................   90
Item 12. Security Ownership of Certain Beneficial Owners and Management...   90
Item 13. Certain Relationships and Related Transactions...................   90

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
 K........................................................................   91

                                    PART I

ITEM 1. BUSINESS

                         REPUBLIC NEW YORK CORPORATION

  Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1996, the Corporation had consolidated total assets of $52.3 billion and stockholders' equity of $3.3 billion. Its principal asset is the capital stock of Republic National Bank of New York (the "Bank"). The Bank accounted for approximately 90% of the consolidated assets at December 31, 1996 and approximately 90% of consolidated revenues and 100% of consolidated net income of the Corporation for the year ended December 31, 1996. The Corporation's other subsidiaries include Republic Factors Corp. ("Factors"), Republic New York Securities Corporation ("RNYSC"), a full service broker-dealer, and Republic Bank California N.A. ("RBC"), a commercial bank operation in southern California.

  On February 29,1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc. ("BBI"), parent of CrossLand Federal Savings Bank ("CrossLand"), for approximately $530 million in an all cash transaction. At the date of acquisition, BBI had total assets of $4.1 billion, total deposits of $3.6 billion and total stockholders' equity of $388 million. BBI had approximately 385,000 accounts in 30 branches in the New York metropolitan area. The operations of CrossLand were merged into the Bank at the date of acquisition.

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

  At December 31, 1996, the Bank had total assets of $47.0 billion, total deposits of $32.0 billion and stockholder's equity of $3.2 billion.

  On January 2, 1996, the operations of Republic Bank for Savings ("RBS"), a wholly-owned subsidiary of the Corporation, were merged into the Bank. The merger was accounted for similar to a pooling of interest and has been reflected in the Bank's 1995 financial statements and in other information in this Report that involves the Bank.

  In addition to the CrossLand acquisition, during 1996 the Bank purchased four retail branches from Bank Leumi Trust Company of New York with deposits totaling approximately $255 million, three First Nationwide Bank FSB branches with deposits of approximately $270 million and one branch from Independence Saving Bank with deposits of approximately $51 million.

  The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York 10018. At December 31, 1996, the Bank had more than ninety domestic branch banking offices in New York City and the suburban counties of Westchester, Nassau and Suffolk, as well as nine branches in southern Florida.

INTERNATIONAL BANKING

  The Bank is active in international banking where it operates principally as a wholesale bank. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors. At December 31, 1996, approximately 75% of the Bank's cross-border net outstandings were to or guaranteed by such entities.

  The Bank maintains foreign branch offices in London, Milan, Buenos Aires, Santiago, Hong Kong, Singapore, Tokyo and the Cayman Islands; wholly-owned foreign banking subsidiaries in Montreal, Moscow, Nassau, Sao Paulo, Singapore, Mexico City, Montevideo, the Cayman Islands; and an Edge Act subsidiary in Miami, which engages in off-shore banking activities with non-resident customers and an Edge Act subsidiary in Wilmington, Delaware. The Bank's recently opened commercial banking subsidiaries in Moscow and Sao Paulo will focus on activities in the local capital markets and the Brazil operation will also work to facilitate trade transactions for international corporations. The Board of Governors of the Federal Reserve System (the "FRB") approved the establishment of a Bank branch office in Taipei, that is expected to begin operations during the first quarter of 1997, pending approval from local authorities. The Bank also has foreign representative offices in Beijing, Beirut, Buenos Aires, Copenhagen, Jakarta, Manila, Montevideo, Moscow, Punta del Este and Rio de Janeiro. The Bank's facilities are supplemented by a network of correspondent banks throughout the world.

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

  Through its International Private Banking Department, headquartered in New York City, the Bank offers a full range of private banking services to individuals who are not citizens or residents of the United States, including deposit, lending and investment management products, custody services, buying and selling foreign exchange, banknotes denominated in various currencies, precious metals and financial instruments, issuing letters of credit and handling the collection and transfer of money.

DOMESTIC BANKING

  The Bank provides a full range of domestic banking services, including commercial, consumer installment and mortgage loans to individuals and businesses. Mortgage loans are originated by its subsidiary, Republic Consumer Lending Group, Inc. The Bank also accepts deposits, including time and savings deposits and regular and special checking accounts, and issues large denomination negotiable certificates of deposit of $100,000 or more.

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

  Through its Domestic Private Banking operation, the Bank offers an array of private banking services, including deposit, lending and investment management products, custody services and trust and estate planning to high net worth individuals. The Bank's domestic private banking clients are served from locations in New York, Los Angeles and Miami.

  Republic Financial Services Corporation ("RFSC"), a wholly-owned subsidiary of the Bank, and a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"), provides brokerage services, through which its customers can invest in mutual funds, stocks and fixed income instruments.

TRADING

  The Bank trades gold and silver bullion, both for immediate delivery and for delivery in the future, buys and sells options on precious metals and engages in various arbitrage activities in the precious metals markets. The Bank is a dealer in gold and silver bullion and coins that are sold to commercial and industrial users and investors. The Bank generally hedges its inventory against price fluctuations. At December 31, 1996 and 1995, approximately $36.9 million and $22.4 million, respectively, of the Bank's inventory in precious metals were unhedged.

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

  As an active participant in the foreign exchange markets, the Bank engages in trading and market-making activities, as well as dealing in banknotes. Republic Forex Options Corporation, an operating subsidiary of the Bank, is a foreign currency options participant on the Philadelphia Stock Exchange, a market-maker in foreign currency options and trades for its own account.

  Trading account profits and commissions consist of income from trading derivative products and dealing in international debt securities and securities of the U.S. Government and its agencies. The Bank's derivative products group acts as principal in trading interest rate and currency swaps and options on these products as well as products related to the performance of various indices.

  The Bank expanded its emerging market trading activities in 1996 to include acting as a dealer in certain financial instruments, such as certificates of deposit issued by foreign banks, situated primarily in Mexico, Brazil and Argentina, Brady Bonds, including forward sales and options on such bonds, local currency instruments, eurobonds, syndicated bank loans and certain other products. The Bank's customers for these products include financial institutions, multinational corporations, other institutional investors and high net worth individuals.

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

  For the year ended December 31, 1996, Factors factored approximately $5.5 billion of sales, making it the fifth largest factoring concern in the United States based on such sales volume.

  Factors' headquarters and principal office is located at 452 Fifth Avenue, New York, New York 10018. In addition, Factors has offices located in Los Angeles, California and Charlotte, North Carolina.

REPUBLIC NEW YORK SECURITIES CORPORATION

  RNYSC, a wholly-owned subsidiary of the Corporation, commenced operations in 1992 as a full-service securities broker primarily serving institutional investors and high net worth individuals. On January 10, 1994, the FRB granted approval to RNYSC to underwrite and deal in all forms of debt and equity securities. RNYSC is a registered broker-dealer with the SEC and is a member of the NASD and the New York Stock Exchange, Inc. In addition, it is an associate member of the American Stock Exchange. In 1995, RNYSC opened branch offices in Chicago, Illinois and Philadelphia, Pennsylvania.

  RNYSC is also registered with the Commodity Futures Trading Commission and the National Futures Association as a futures commission merchant and a commodity trading advisor. As such, RNYSC acts primarily as a commodities broker to the Bank, executing futures contracts and options on futures contracts for the Bank's account. RNYSC trades in futures and options on futures in non-financial commodities, including contracts on energy products, agricultural products and non-precious metals. RNYSC provides execution services in connection with the Bank's activities as a dealer in precious metals, financial instruments and foreign exchange. In addition, RNYSC acts as a futures commission merchant and commodity trading advisor for the general public. RNYSC is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade and New York Mercantile Exchange, including its Comex Division. RNYSC is a non-clearing member of the New York Futures Exchange, the Coffee, Sugar and Cocoa Exchange and the Philadelphia Board of Trade.

SAFRA REPUBLIC HOLDINGS S.A.

  The Bank has a 49.1% investment in Safra Republic Holdings, S.A. ("Safra Republic"), a Luxembourg holding company, principally engaged, through wholly-owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar, in international private banking offering a range of private banking services primarily to wealthy individuals, and commercial banking. At December 31, 1996, Safra Republic had total assets of $17.2 billion, total deposits of $13.3 billion and total shareholders' equity of $1.6 billion. Total client portfolio accounts of Safra Republic at year end 1996, both on- and off-balance-sheet amounted to $22.6 billion. In January 1997, Safra Republic received a banking license from the banking authorities in Monaco.

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

  At December 31, 1996, Saban S.A., the Corporation's principal stockholder, owned approximately 20.8%, and international investors owned approximately 30.1% of the outstanding shares of Safra Republic. The shares of Safra Republic are listed on the Geneva, Zurich and Luxembourg Stock Exchanges, pre-market traded on the Basle Stock Exchange and traded over-the-counter in London on the SEAQ.

  During 1996, Safra Republic acquired Banque Unigestion S.A., a Geneva based private bank. In addition, Safra Republic has received regulatory permission regarding its previously announced agreement to acquire Mercury Bank AG, a Swiss private bank that specializes in investment management services. Upon completion of this acquisition, Safra Republic will have total client portfolio accounts of approximately $25 billion.

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

                                  COMPETITION

  All of the Corporation's financial activities are highly competitive. It competes actively with other commercial banks, savings and loan associations, financing companies, credit unions and other financial service providers located throughout the United States and, in some of its activities, with government agencies. The Interstate Banking and Branching Efficiency Act of 1994 ("IBEA"), which authorized interstate bank acquisitions beginning in 1995 and interstate branching beginning in 1997, was enacted in 1994. Although it is too early to assess the impact of IBEA, the Corporation does not believe it will have a material effect on its business. For international business, the Corporation competes with other United States financial service providers which have foreign installations and with other major foreign financial service providers located throughout the world.

                                   EMPLOYEES

  As of December 31, 1996, the Corporation had approximately 5,700 full-time employees.

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

  RNYSC is subject to the supervision and regulation of the FRB, the SEC, the New York Stock Exchange, the NASD, the National Futures Association, the Commodity Futures Trading Commission, and other stock and commodity exchanges and clearing houses of which it is a member. Both RNYSC and RFSC are subject to the rules and regulations applicable to broker-dealers in each state in which they operate. RFSC is also subject to the regulations of the SEC and the NASD.

FIRREA

  Pursuant to certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insured depository institution which is commonly controlled with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Thus, the Bank could incur liability to the FDIC pursuant to this statutory provision in the event of the default of any of the other insured depository institutions owned or controlled by the Corporation. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity.

  In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is generally required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or creditors other than depositors. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") authorized the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. The rate of such final settlement payment is to be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.

FDICIA

  In general, FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the Comptroller's regulations, a bank is defined to be well capitalized if it maintains a risk-adjusted Tier 1 capital ratio of at least 6%, a risk-adjusted total capital ratio of at least 10% and a Tier 1 leverage capital ratio of at least 5%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it maintains a risk-adjusted Tier 1 ratio of at least 4%, a risk-adjusted total capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which the bank falls below the ratios applicable to adequately capitalized institutions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The capital categories are determined solely for the purposes of applying FDICIA's prompt corrective action ("PCA") provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank.

  Under FDICIA's PCA system, a bank in the undercapitalized category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. A bank in the undercapitalized category is also subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the Federal Reserve System. Progressively more burdensome restrictions are applied to banks in the undercapitalized category that fail to submit or implement a capital plan and to banks that are in the significantly undercapitalized or critically undercapitalized categories. In addition, a bank's primary federal banking agency is authorized to downgrade the bank's capital category to the next lower category upon a determination that the bank is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a rating on its most recent examination of 3 or worse (on a scale from 1
(best) to 5 (worst)), with respect to its asset quality, management, earnings or liquidity.

  Undercapitalized banks are subject to limitations on the payment of dividends and on offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" deposit insurance coverage may not be available for certain employee benefit accounts. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions (which are defined to include institutions which still have a positive net worth) are generally subject to the mandatory appointment of a receiver or conservator.

  FDICIA and the regulations issued thereunder also have (i) limited the use of brokered deposits to well capitalized banks and adequately capitalized banks that have received waivers from the FDIC, (ii) established restrictions on the permissible investments and activities of FDIC insured state chartered banks and their subsidiaries, (iii) implemented uniform real estate lending rules, (iv) prescribed standards to limit the risks posed by credit exposure between banks, (v) revised risk-based capital rules to include components for measuring the risk posed by interest rate changes, (vi) amended various consumer banking laws, (vii) increased restrictions on loans to a bank's insiders, (viii) established standards in a number of areas to assure bank safety and soundness, and (ix) implemented additional requirements for institutions that have $500 million or more in total assets with respect to annual independent audits, audit committees, and management reports related to financial statements, internal controls and compliance with designated laws and regulations.

  FDICIA also directs that each federal banking agency prescribe new safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum rate of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards which the agencies deem appropriate. In general, the standards are expected to increase the regulatory burden and expense of conducting the banking business.

DEPOSIT INSURANCE

  The Bank's deposits are insured by and are subject to FDIC insurance assessments. The FDIC's deposit insurance assessments have moved under FDICIA from a flat-rate system to a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. On November 26, 1996, the FDIC Board of Directors voted to retain the existing Bank Insurance Fund ("BIF") premium schedule for the first semiannual period of 1997. The annual premium schedule ranges from 0 basis points to 27 basis points. The imposition of the BIF premium schedule will not have a material effect on the Bank's earnings. It is, however, possible that the BIF deposit insurance premiums will be revised by the FDIC in the future.

  In October 1996 the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act authorizes the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and deposits assessable by the Savings Association Insurance Fund ("SAIF") commencing January 1, 1997. The FICO assessment rate for the first semiannual period of 1997 is 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the earlier of the merger of the insurance funds or January 1, 2000. The Bank's deposits include both BIF-assessable deposits and SAIF-assessable deposits. The SAIF-assessable deposits are a result of the Corporation's recent acquisitions of the deposits of savings associations. Because the Corporation has both BIF-assessable and SAIF-assessable deposits, it is subject to both assessment rates. The amounts payable to FICO by the Corporation are in addition to other FDIC deposit insurance premiums and thus represent an increased cost to the Corporation.

OTHER DEVELOPMENTS

  FDICIA requires that each federal banking agency revise its risk-based capital rules to ensure that those rules take account of interest rate risk, concentration of credit risk and the risk of non-traditional activities. In August 1995, the Comptroller approved a final rule amending its risk-based capital rules to take account of interest rate risk. In addition, in December 1994, the Comptroller amended its risk-based capital rules explicitly to identify concentrations of credit risk and certain risks arising from non-traditional activities, as well as a bank's ability to manage those risks, as important factors in assessing a banking institution's overall capital adequacy. The Bank does not believe that the consideration of interest rate risk, concentrations of credit risk and the risks of non-traditional activities will have a material effect on its minimum risk-based capital requirements.

  Effective October 1, 1995, the Comptroller amended its risk-based capital rules to refine, for capital consumption purposes, the treatment of derivative financial instruments on which a bank has credit exposure. The Corporation does not believe that the amendment will have a material effect on the Bank's minimum risk-based capital requirements.

  In September 1994, Congress enacted IBEA, which permits nationwide interstate bank acquisitions beginning in 1995, and interstate bank branching in 1997 (or earlier at a state's option). While it is too early to assess the impact of IBEA, the Corporation does not currently believe that the changes to the country's banking system brought about by this statute will have a material effect on its business.

  Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals regulating the derivatives activities of banks and permitting affiliations between banks and commercial or securities firms. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Corporation.

DIVIDENDS

  The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. National banks may use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the OCC is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the preceding two calendar years. The OCC also has authority to prohibit a national bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Based on the Bank's financial position at December 31, 1996, the Bank may declare dividends in 1997, without regulatory approval, of approximately $281 million plus an additional amount equal to its net profits for 1997 up to the date of any dividend declaration.

  There are no regulatory or contractual restrictions on Factors' ability to pay dividends to the Corporation.

  Pursuant to the SEC's Uniform Net Capital Rule, neither RNYSC nor RFSC may pay cash dividends if doing so would reduce the company's net capital ratio to less than 5 percent.

ITEM 2. PROPERTIES

  The Corporation has its principal offices in its world headquarters building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank. The Bank owns properties in Miami, Florida; Buenos Aires, Argentina; Santiago, Chile; Montevideo, Uruguay; Mexico City, Mexico; Milan, Italy, and London, England, which house the Bank's or its subsidiaries' offices in those locations. The Bank also owns other properties in New York City, which are principally occupied by branches. All of the remainder of the Corporation's offices and other facilities throughout the world are leased.

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

  No meetings of security holders were held during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Common Stock of the Corporation is listed on the New York Stock Exchange (ticker symbol RNB) and the London Stock Exchange. At December 31, 1996, there were 2,868 stockholders of record of outstanding Common Stock of the Corporation.

  The following table presents the range of high, low and closing sale prices reported on the New York Stock Exchange Composite Tape and cash dividends declared for each quarter during the past two years.

                                    1996                               1995
                          -------------------------------    --------------------------------
                          FOURTH   THIRD   SECOND   FIRST    FOURTH   THIRD    SECOND   FIRST
                           QTR.    QTR.     QTR.    QTR.      QTR.    QTR.      QTR.    QTR.
                          ------   -----   ------   -----    ------   -----    ------   -----
Common stock sale price:
 High...................   $88 5/8  $71     $65 3/8 $63 1/2   $65     $60 1/2   $56     $49 7/8
 Low....................    68 7/8  58 1/2    56      56      57 7/8   53 7/8   46 7/8   44 3/4
 Close..................    81 5/8  69 1/8   62 1/4  59 1/2   62 1/8   58 1/2    56      49 1/8
Cash dividends
 declared...............    .38     .38      .38     .38      .36      .36      .36      .36

  The dividend rate on Common Stock has been increased annually since such payments began in 1975. The table below shows the annual dividend rate and dividend payout ratio, (dividends declared per common share divided by fully diluted earnings per common share) in each of the last five years.

                                              1996   1995   1994   1993   1992
                                              -----  -----  -----  -----  -----
Dividends declared per common share.......... $1.52  $1.44  $1.32  $1.08  $1.00
Dividend payout ratio........................ 21.81% 31.37% 23.53% 21.39% 23.15%

  The quarterly dividend rate on Common Stock has been increased to $.46 per share commencing with the dividend payable April 1, 1997.

ITEM 6. SELECTED FINANCIAL DATA

  For information regarding selected financial highlights, see "Supplementary Data" in "Financial Statements and Supplementary Data" elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 INTRODUCTION

  Net income was a record $418.8 million in 1996, compared to $288.6 million in 1995 and $340.0 million in 1994. The results for 1995 included a pre-tax provision for restructuring and related charges of $120.0 million. Fully diluted earnings per share were $6.97 in 1996, $4.59 in 1995 after $1.44 per share related to the restructuring charge, and $5.61 in 1994.

  The Corporation's risk-based capital ratios, which include the risk-weighted assets and capital of Safra Republic, were 13.80% for Tier 1 capital and 23.28% for total capital at December 31, 1996. These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

  Total average interest-earning assets were $40.0 billion in 1996, with approximately 43% invested in securities of the U.S. Government and its agencies, and interest-bearing deposits with banks. Average loans in domestic offices of $8.3 billion represented approximately 21% of average interest-earning assets in 1996. Average loans in foreign offices of $3.7 billion represented less than 10% of total average interest-earning assets in 1996.

  Non-accrual loans were $105.1 million at year end 1996, of which $49.6 million are covered by a loss sharing agreement with the FDIC related to the CrossLand acquisition. Non-accrual loans were 0.90% of total loans outstanding, at year end 1996, compared to 0.69% at year end 1995. At December 31, 1996, the allowance for possible credit losses was $350.4 million, or 2.99% of loans outstanding and 333% of non-performing loans.

  Income from trading activities was $175.8 million in 1996, unchanged from 1995. Increased income from the emerging markets trading unit and derivative products offset lower levels of income from foreign exchange trading and precious metals activities.

  Earnings from Safra Republic rose to $93.4 million in 1996 from $79.5 million in 1995.

  The Corporation's returns on average total assets and average common stockholders' equity, based on net income applicable to common stock, were 0.80% and 15.24%, respectively in 1996. The book value per common share rose to $50.01 at year end 1996 from $43.24 at year end 1995.

                             RESULTS OF OPERATIONS

  The following table presents condensed consolidated statements of income for the Corporation for each of the years in the three-year period ended December 31, 1996. The results of BBI and its wholly-owned subsidiary CrossLand, which was acquired on February 29, 1996 and accounted for as a purchase, are included from the date of acquisition. These statements differ from the Corporation's consolidated financial statements presented elsewhere in this Report in that net interest income is presented on a fully-taxable equivalent basis. The tax equivalent adjustment, related to certain tax exempt instruments, permits all interest income and net interest income to be analyzed on a comparable basis. The rate used for this adjustment, which is reflected throughout this section, is 44%.

                                        INCREASE                    INCREASE
                                       (DECREASE)                  (DECREASE)
                                     ---------------             ---------------
                             1996     AMOUNT     %       1995     AMOUNT     %       1994
                          ---------- --------  -----  ---------- --------  -----  ----------
                                              (DOLLARS IN THOUSANDS)
Interest income.........  $2,865,032 $383,073   15.4  $2,481,959 $273,138   12.4  $2,208,821
Interest expense........   1,870,898  243,126   14.9   1,627,772  300,917   22.7   1,326,855
                          ---------- --------         ---------- --------         ----------
Net interest income.....     994,134  139,947   16.4     854,187  (27,779)  (3.1)    881,966
Provision for credit
 losses.................      32,000   20,000  166.7      12,000   (7,000) (36.8)     19,000
                          ---------- --------         ---------- --------         ----------
Net interest income
 after provision for
 credit losses..........     962,134  119,947   14.2     842,187  (20,779)  (2.4)    862,966
Other operating income..     446,115   33,234    8.0     412,881   26,513    6.9     386,368
Other operating
 expenses...............     785,754  (35,911)  (4.4)    821,665  100,189   13.9     721,476
                          ---------- --------         ---------- --------         ----------
Income before income
 taxes..................     622,495  189,092   43.6     433,403  (94,455) (17.9)    527,858
                          ---------- --------         ---------- --------         ----------
Income taxes............     171,706   62,240   56.9     109,466  (42,892) (28.2)    152,358
Tax equivalent
 adjustment.............      31,949   (3,339)  (9.5)     35,288     (204)  (0.6)     35,492
                          ---------- --------         ---------- --------         ----------
Total applicable income
 taxes..................     203,655   58,901   40.7     144,754  (43,096) (22.9)    187,850
                          ---------- --------         ---------- --------         ----------
Net income..............  $  418,840 $130,191   45.1  $  288,649 $(51,359) (15.1) $  340,008
                          ========== ========  =====  ========== ========  =====  ==========
Net income applicable to
 common stock...........  $  387,322 $135,140   53.6  $  252,182 $(53,416) (17.5) $  305,598
                          ========== ========  =====  ========== ========  =====  ==========

NET INTEREST INCOME

  The following table contains information on the Corporation's average asset and liability structure and rates earned and paid for each of the years in the three-year period ended December 31, 1996, which are discussed throughout this section.

                                                           YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                                      1996                           1995                           1994
                         ------------------------------ ------------------------------ ------------------------------
                                                AVERAGE                        AVERAGE                        AVERAGE
                                      INTEREST   RATES               INTEREST   RATES               INTEREST   RATES
                           AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                         ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning
 assets:
 Interest-bearing
  deposits with banks..  $ 5,697,285 $  376,030  6.60%  $ 7,627,905 $  526,185  6.90%  $ 7,878,149 $  414,294  5.26%
 Investment
  securities(1):
 Taxable...............   17,899,644  1,279,226  7.15    11,687,830    927,740  7.94    11,965,375    871,785  7.29
 Exempt from federal
  income taxes(2)......    1,511,573    125,206  8.28     1,320,208    125,032  9.47     1,191,303    112,275  9.42
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total investment
   securities..........   19,411,217  1,404,432  7.24    13,008,038  1,052,772  8.09    13,156,678    984,060  7.48
 Trading account
  assets(3)............    1,156,531     67,279  5.82       966,483     55,736  5.77     1,014,942     55,736  5.49
 Federal funds sold and
  securities purchased
  under resale
  agreements...........    1,773,945     98,061  5.53     1,567,809     97,547  6.22     1,418,607     57,915  4.08
 Loans, net of unearned
  income(4):
 Domestic offices......    8,329,626    673,446  8.08     6,637,384    551,579  8.31     6,606,904    499,985  7.57
 Foreign offices.......    3,650,052    245,784  6.73     2,890,341    198,140  6.86     3,287,291    196,831  5.99
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total loans, net of
   unearned income.....   11,979,678    919,230  7.67     9,527,725    749,719  7.87     9,894,195    696,816  7.04
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-
   earning assets......   40,018,656 $2,865,032  7.16%   32,697,960 $2,481,959  7.59%   33,362,571 $2,208,821  6.62%
                                     ==========  ====               ==========  ====               ==========  ====
Cash and due from
 banks.................      728,185                        607,169                        664,665
Other assets(5)........    7,887,199                      8,209,707                      7,394,711
                         -----------                    -----------                    -----------
  Total assets.........  $48,634,040                    $41,514,836                    $41,421,947
                         ===========                    ===========                    ===========

                                                           YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                                      1996                           1995                           1994
                         ------------------------------ ------------------------------ ------------------------------
                                                AVERAGE                        AVERAGE                        AVERAGE
                                      INTEREST   RATES               INTEREST   RATES               INTEREST   RATES
                           AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/   AVERAGE    INCOME/   EARNED/
                           BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID     BALANCE    EXPENSE    PAID
                         ----------- ---------- ------- ----------- ---------- ------- ----------- ---------- -------
                                                            (DOLLARS IN THOUSANDS)
Interest-bearing funds:
 Consumer and other
  time deposits........  $10,797,056 $  430,416  3.99%  $ 7,650,443 $  318,874  4.17%  $ 7,933,799 $  246,133  3.10%
 Certificates of
  deposit..............    1,031,044     51,618  5.01       871,289     48,573  5.57       619,916     26,325  4.25
 Deposits in foreign
  offices..............   14,644,586    800,171  5.46    12,769,411    770,628  6.03    12,064,790    555,332  4.60
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-
   bearing deposits....   26,472,686  1,282,205  4.84    21,291,143  1,138,075  5.35    20,618,505    827,790  4.01
 Trading account
  liabilities(3).......      170,393     11,841  6.95        37,117      2,561  6.90       145,993      8,736  5.98
 Short-term
  borrowings...........    6,563,751    321,234  4.89     4,609,403    216,243  4.69     5,574,157    209,793  3.76
 Total long-term debt..    4,019,216    255,618  6.36     4,120,206    270,893  6.57     4,924,002    280,536  5.70
                         ----------- ----------         ----------- ----------         ----------- ----------
  Total interest-
   bearing funds.......   37,226,046 $1,870,898  5.03%   30,057,869 $1,627,772  5.42%   31,262,657 $1,326,855  4.24%
                                     ==========  ====               ==========  ====               ==========  ====
Noninterest-bearing
 deposits:
 In domestic offices...    2,020,937                      1,514,908                      1,368,838
 In foreign offices....      138,352                        116,881                        109,490
Other liabilities......    6,132,333                      7,039,751                      6,039,394
Stockholders' equity:
 Preferred stock.......      574,685                        635,457                        630,592
 Common stockholders'
  equity...............    2,541,687                      2,149,970                      2,010,976
                         -----------                    -----------                    -----------
  Total stockholders'
   equity..............    3,116,372                      2,785,427                      2,641,568
                         -----------                    -----------                    -----------
  Total liabilities and
   stockholders'
   equity..............  $48,634,040                    $41,514,836                    $41,421,947
                         ===========                    ===========                    ===========
Interest income/earning
 assets................              $2,865,032  7.16%              $2,481,959  7.59%              $2,208,821  6.62%
Interest
 expense/earning
 assets................               1,870,898  4.68                1,627,772  4.98                1,326,855  3.98
                                     ----------  ----               ----------  ----               ----------  ----
Net interest
 differential..........              $  994,134  2.48%              $  854,187  2.61%              $  881,966  2.64%
                                     ==========  ====               ==========  ====               ==========  ====

-------
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
(2) Income has been fully adjusted to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 44%.
(3) Excludes noninterest-bearing balances which are included in other assets or other liabilities, respectively.
(4) Including non-accrual loans.
(5) Including allowance for possible credit losses.

  Net interest income increased $139.9 million, or 16.4%, to $994.1 million in 1996, compared to $854.2 million in 1995. While spreads narrowed in 1996 when compared to the prior year, average interest-earning assets rose $7.3 billion in 1996, to $40.0 billion, or 22.4% over 1995. This increase was primarily due to the additional interest-earning assets acquired from BBI, and the investment of proceeds from deposit liabilities acquired from First Nationwide Savings Bank, Bank Leumi Trust Company and Independence Savings Bank. Higher levels of investment securities were funded by deposits in foreign offices and short-term borrowings. The net interest rate differential declined to 2.48% in 1996, from 2.61% in 1995, as the rate on interest-earning assets declined more than the rate on interest-bearing funds.

  Net interest income declined $27.8 million, or 3.1%, to $854.2 million in 1995, compared to $882.0 in 1994. This decline was due to narrower spreads, as the cost of interest-bearing funds rose more than the yields on interest-earning assets. Average interest-earning assets declined 2.0% to $32.7 billion in 1995 from $33.4 billion in 1994. The net interest rate differential declined to 2.61% in 1995, compared to 2.64% in 1994. Net interest income in 1995 included a one-time increase of $5.9 million attributable to converting financial reporting of Factors and the Corporation's operations in Chile and Uruguay to a current basis in the fourth quarter. In the fourth quarter of 1994, net interest income included a similar addition amounting to $6.3 million attributable to the Corporation's operations in Hong Kong and Singapore.

  At year ends 1996 and 1995, the gross notional amount of off-balance-sheet contracts used in asset and liability management was approximately $13.6 billion and $9.8 billion, respectively. At year ends 1996 and 1995, the market value of these off-balance-sheet contracts reflected unrealized losses of approximately $50 million and $121 million, respectively. At December 31, 1996 and 1995 the net effect of these hedging transactions decreased the net interest rate differential by 3 basis points.

  The following table presents changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume.

                                           INCREASE (DECREASE)
                         -------------------------------------------------------------
                                 1996 VS. 1995                  1995 VS. 1994
                         -------------------------------  ----------------------------
                          AVERAGE    AVERAGE              AVERAGE   AVERAGE
                          VOLUME      RATE       TOTAL     VOLUME     RATE     TOTAL
                         ---------  ---------  ---------  --------  --------  --------
                                              (IN THOUSANDS)
Interest income from:
  Interest-bearing
   deposits with banks.. $(127,271) $ (22,884) $(150,155) $(17,311) $129,202  $111,891
  Taxable securities....   443,820    (92,334)   351,486   (21,820)   77,775    55,955
  Securities exempt from
   federal income
   taxes................    15,884    (15,710)       174    12,161       596    12,757
  Trading account
   assets...............    11,060        483     11,543    (2,842)    2,842       --
  Federal funds sold and
   securities purchased
   under resale
   agreements...........    11,332    (10,818)       514     9,274    30,358    39,632
  Loans, net of unearned
   income:
    Domestic offices....   137,133    (15,266)   121,867     2,703    48,891    51,594
    Foreign offices.....    51,401     (3,757)    47,644   (27,290)   28,599     1,309
                         ---------  ---------  ---------  --------  --------  --------
      Total interest on
       loans............   188,534    (19,023)   169,511   (24,587)   77,490    52,903
                         ---------  ---------  ---------  --------  --------  --------
      Total interest
       income...........   543,359   (160,286)   383,073   (45,125)  318,263   273,138
                         ---------  ---------  ---------  --------  --------  --------
Interest expense on:
  Consumer and other
   time deposits........   125,313    (13,771)   111,542   (12,151)   84,892    72,741
  Certificates of
   deposit..............     7,924     (4,879)     3,045    14,065     8,183    22,248
  Deposits in foreign
   offices..............   102,329    (72,786)    29,543    42,770   172,526   215,296
  Trading account
   liabilities..........     9,261         19      9,280    (7,518)    1,343    (6,175)
  Short-term
   borrrowings..........    95,772      9,219    104,991   (45,390)   51,840     6,450
  Total long-term debt..    (6,623)    (8,652)   (15,275)  (52,482)   42,839    (9,643)
                         ---------  ---------  ---------  --------  --------  --------
      Total interest
       expense..........   333,976    (90,850)   243,126   (60,706)  361,623   300,917
                         ---------  ---------  ---------  --------  --------  --------
Change in net interest
 income................. $ 209,383  $ (69,436) $ 139,947  $ 15,581  $(43,360) $(27,779)
                         =========  =========  =========  ========  ========  ========

PROVISION FOR CREDIT LOSSES

  The Corporation determines its provision for credit losses based on factors such as past credit loss experience, the composition of the loan portfolio and other potential credit exposures and prevailing worldwide economic conditions. The provision for credit losses rose to $32 million in 1996, compared to $12 million in 1995 and $19 million in 1994. While no specific credit concerns exist, the increase in the provision for credit losses in 1996 over the prior year was considered prudent by management in consideration of increased domestic and foreign exposures. In 1995, a weakening in the domestic chain store sector contributed to higher levels of domestic charge-offs that were partially offset by recoveries from foreign debtors in foreign restructuring countries. The decline in the provision in 1995 from the prior year reflected management's view that the level of the allowance for credit losses was adequate to provide for potential credit losses. In 1994, continued economic improvement in domestic and foreign markets contributed to an enhancement in the credit quality of the loan portfolio and a declining level of non-performing loans, net charge-offs and the provision for credit losses. For additional information on loan charge-offs and recoveries and the provision for credit losses, see "Asset Management--Allowance for Possible Credit Losses" in this section of this Report.

  Net charge-offs were $25.0 million in 1996, compared to $31.3 million in 1995. The allowance for possible credit losses was $350.4 million at year end 1996, or 2.99% of loans outstanding, net of unearned income, an increase of $49.8 million from the $300.6 million at year end 1995. This increase was primarily due to the $42.6 million allowance acquired in the BBI transaction. The allowance for possible credit losses was $319.2 million at year end 1994.

OTHER OPERATING INCOME

  The following table presents the principal categories of other operating income for each of the years in the three-year period ended December 31, 1996.

                                      INCREASE                  INCREASE
                                     (DECREASE)                (DECREASE)
                                   ---------------           ---------------
                            1996    AMOUNT     %      1995    AMOUNT     %      1994
                          -------- --------  -----  -------- --------  -----  --------
                                           (DOLLARS IN THOUSANDS)
Trading income:
Income from precious
 metals.................  $ 24,700 $(13,349) (35.1) $ 38,049 $(12,881) (25.3) $ 50,930
Foreign exchange trading
 income.................    98,165  (14,886) (13.2)  113,051   22,023   24.2    91,028
Trading account profits
 and commissions........    52,941   28,195  113.9    24,746   (2,611)  (9.5)   27,357
                          -------- --------         -------- --------         --------
  Total trading income..   175,806      (40)   --    175,846    6,531    3.9   169,315
Investment securities
 gains, net.............    23,247   (2,416)  (9.4)   25,663   10,692   71.4    14,971
Net gain on loans sold
 or held for sale.......       974   (5,791) (85.6)    6,765    5,002      *     1,763
Commission income.......    71,393   14,458   25.4    56,935     (362)  (0.6)   57,297
Equity in earnings of
 affiliate..............    93,418   13,937   17.5    79,481    2,105    2.7    77,376
Other income............    81,277   13,086   19.2    68,191    2,545    3.9    65,646
                          -------- --------         -------- --------         --------
                          $446,115 $ 33,234    8.0  $412,881 $ 26,513    6.9  $386,368
                          ======== ========  =====  ======== ========  =====  ========

-------
* Exceeds 200%

 Total Trading Income

  The following table presents the components of total trading related income for each of the years in the three year period ended December 31, 1996. Net interest income/(expense) included below represents the net interest earned/paid on instruments held for trading, as well as a management allocation reflecting the funding cost or benefit associated with the trading positions.

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Income from precious metals:
  Trading revenue................................. $ 24,700  $ 38,049  $ 50,930
  Net interest income/(expense)...................   (3,075)  (15,587)  (31,812)
                                                   --------  --------  --------
    Combined total................................   21,625    22,462    19,118
                                                   --------  --------  --------
Foreign exchange trading income:
  Trading revenue.................................   98,165   113,051    91,028
  Net interest income/(expense)...................   (7,417)  (11,685)   (6,468)
                                                   --------  --------  --------
    Combined total................................   90,748   101,366    84,560
                                                   --------  --------  --------
Trading account profits and commissions:
  Trading revenue.................................   52,941    24,746    27,357
  Net interest income/(expense)...................   25,987    24,737    32,842
                                                   --------  --------  --------
    Combined total................................   78,928    49,483    60,199
                                                   --------  --------  --------
Total:
  Trading revenue.................................  175,806   175,846   169,315
  Net interest income/(expense)...................   15,495    (2,535)   (5,438)
                                                   --------  --------  --------
    Combined total................................ $191,301  $173,311  $163,877
                                                   ========  ========  ========

  Total trading income including interest rose to $191.3 million in 1996 from $173.3 million in 1995. Total trading income including interest rose slightly to $173.3 million in 1995 from $163.9 million in 1994. During 1996, total trading activities generated net interest income of $15.5 million compared to net interest expense of $2.5 million in 1995 and $5.4 million in 1994. The year-to-year increase in total trading income in 1996 reflected, in part, the addition of the emerging markets trading unit and other revenue increases generated from trading securities and derivative related products.

 Precious Metals

  Income from precious metals is derived from the Corporation's activities as a dealer in gold and silver bullion and coins sold to commercial and industrial users and investors, as well as its trading and arbitrage activities in the precious metals markets. Income from precious metals was $21.6 million in 1996, as compared to $22.5 million in 1995 and $19.1 million in 1994. The change in 1996 from the prior year reflected lower trading revenue that was offset by lower interest costs to fund trading activities. During 1995, certain arbitrage and straddle opportunities normally available in the precious metals markets were significantly reduced and were offset by lower interest costs to fund precious metals activities which contributed to the increase in income from 1994. The fluctuations in this income in each of the last three years reflects volatility in price and volume in the precious metals markets and the level of funds invested in precious metals activities.

 Foreign Exchange

  Foreign exchange trading income is derived from trading and market-making activities in foreign currencies, transactions that service the needs of the Corporation's customers, including other banks and corporations, and dealings in banknotes, principally in New York, London and locations in the Far East. Foreign exchange trading income was $90.7 million in 1996 compared to $101.4 million in 1995, which increased $16.8 million over the $84.6 million earned in 1994. The decline in foreign exchange trading income in 1996 from 1995 reflected lower levels of volatility in the foreign exchange markets in 1996. The growth in the global demand for banknotes and turbulence in European and Latin American currency markets had a favorable impact on this income in 1995 and 1994. In addition, 1995 also benefited from higher levels of income from market-making activities.

 Trading Account Profits and Commissions

  Total trading account profits and commissions were $78.9 million in 1996, compared to $49.5 million in 1995 and $60.2 million in 1994. A significant portion of this line of income is derived from dealings in fixed and variable rate debt securities denominated in all major currencies with large financial institutions, including investment banks, commercial banks and multinational organizations, as well as high net worth individuals. More specifically, trading account profits and commissions consist of income from trading derivative products, emerging market fixed income securities, the securities of the U.S. Government and its agencies, and to a lesser extent, the government securities of countries where the Corporation has an active local presence, such as Argentina, Brazil, Italy, Uruguay and Russia.

  During the first quarter of 1996, the Corporation expanded its Emerging Markets Trading Department to include activities as a dealer in certain financial instruments of issuers located primarily in Latin America and other developing countries. These instruments include Brady and other sovereign eurobonds, forward sales and options on Brady Bonds, bank certificates of deposit, sovereign local currency obligations and certain other products. Customers for these products include financial institutions, multinational corporations, other institutional investors and high net worth individuals. Total income generated by this group's activities rose to $20.1 million in 1996 from $2.5 million in 1995 and $1.1 million in 1994.

  The Corporation's derivative products group acts as a principal in providing interest rate and currency swaps and options on these products, as well as products related to the performance of various indices. This group operates in New York and London. The Corporation's strategy includes providing financial services to meet the changing needs of its customers and stresses product innovation, both within existing product areas and between different product areas. The level of activity and revenues related to off-balance-sheet transactions increased in 1996 from the lower levels in 1995 and 1994. The increase in total revenues in 1996 reflected improved levels of activity in these markets, compared to generally reduced activity in the markets during 1995. For additional information related to derivative instruments, see Notes 4, 18 and 19 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

 Investment Securities Gains

  The Corporation realized net investment securities gains of $23.2 million in 1996, $25.7 million in 1995 and $15.0 million in 1994. In 1996, 1995 and 1994, the net gains were from sales of securities available for sale. Sales of emerging market securities and securities which were redeemed by the issuer prior to their scheduled maturity, resulted in gains of $9.8 million and $7.2 million, in 1996 and 1995, respectively. In 1994, gains of $52.0 million were realized on the sale of Argentine equities acquired in a 1990 debt-for-equity swap, and gains of $26.9 million were realized on the sale of all of the securities received in connection with Brazil's debt restructuring. Also, in 1994, net losses of $63.9 million were incurred primarily as a result of the disposition of securities sold as part of the Corporation's asset-liability management program. The proceeds from securities sold were reinvested in other high-quality, interest-earning assets.

 Loans Sold or Held for Sale

  Net gains on loans sold or held for sale were $1.0 million in 1996, $6.8 million in 1995 and $1.8 million in 1994. The net gains in both 1996 and 1995 resulted from the sale of originated mortgage loans. The Corporation has retained the servicing rights on the loans sold. The net gains in 1994 resulted from the sale of loans of domestic, foreign and restructuring country obligors.

 Commission Income

  Commission income included fees for the collection and transfer of funds and asset management activities and the shipment of U.S. dollar denominated banknotes. Total commission income amounted to $71.4 million in 1996, compared to $56.9 million in 1995 and $57.3 million in 1994. Commission income included fees for the issuance of letters of credit and the creation of acceptances of $21.7 million in 1996 and $18.9 million in both 1995 and 1994. In 1996, commissions attributable to securities clearance, funds transfer and money management activities were $24.8 million compared to $20.1 million in 1995. Commission income from the broker dealer business in the securities subsidiary amounted to $5.2 million in 1996, compared to $4.4 million in 1995 and $6.2 million in 1994. Commission income from the shipment of U.S. dollar denominated banknotes was $8.5 million in 1996, $2.6 million in 1995 and $2.3 million in 1994.

 Affiliate Earnings

  Equity in earnings of affiliate, representing the Corporation's share of the earnings of Safra Republic, was $93.4 million in 1996, compared to $79.5 million in 1995 and $77.4 million in 1994.

  The following table presents summary information for Safra Republic for each of the last three years.

                                               1996        1995        1994
                                            ----------- ----------- -----------
                                              (IN THOUSANDS EXCEPT PER SHARE
                                                           DATA)
At December 31:
Total assets............................... $17,223,409 $15,660,544 $12,487,010
Interest-bearing deposits with banks.......   6,041,717   6,058,483   5,232,408
Loans, net of unearned income..............   1,687,050   1,443,803   1,306,545
Allowance for possible credit losses.......     131,071     130,300     124,774
Non-performing loans.......................      10,777      19,697      13,454
Total deposits.............................  13,337,947  11,347,601   9,363,840
Total shareholders' equity................. $ 1,643,110 $ 1,467,807 $ 1,246,353
For the year:
Net interest income........................ $   266,180 $   235,402 $   224,478
Provision for credit losses................      12,000       1,000      12,000
Other operating income.....................     119,113      95,508      91,376
Other operating expenses...................     167,521     157,635     136,044
Net income.................................     189,830     162,104     158,575
Earnings per common share.................. $     10.78 $      9.16 $      8.94
Average common shares outstanding..........      17,609      17,692      17,738

  For additional information on Safra Republic and its relationship with the Corporation, see Note 7 of "Notes to Consolidated Financial Statements" and "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

 Other Income

  Other income consists of service charges on deposit accounts, trust income, other income from factoring activities, fees for precious metals storage, and correspondent securities clearing fees. Other income was $81.3 million in 1996 and included gains of $2.7 million on the sale of a New York retail branch, $1.1 million from the repurchase and early extinguishment of an issue of $100 million principal amount of floating-rate subordinated long-term debt and $4.7 million of net gains on the sale of other real estate owned. In 1995 other income was $68.2 million and included gains of $1.3 million on the sale of a New York retail branch, $2.4 million from the sale of an equipment lease and $1.9 million of net gains from other real estate owned. Other income was $65.6 million in 1994, including a $2.4 million gain on the early extinguishment of $79.9 million principal amount of long-term debt.

OTHER OPERATING EXPENSES

  The following table presents the principal categories of other operating expenses for each of the years in the three-year period ended December 31, 1996.

                                     INCREASE
                                    (DECREASE)              INCREASE (DECREASE)
                                  ---------------           --------------------
                           1996    AMOUNT     %      1995     AMOUNT        %       1994
                         -------- ---------  ----  -------- ------------ -------  --------
                                            (DOLLARS IN THOUSANDS)
Salaries and employee
 benefits............... $420,101 $  38,485  10.1  $381,616 $       433      0.1  $381,183
Occupancy, net..........   72,692    14,717  25.4    57,975       2,550      4.6    55,425
Other expenses..........  292,961    30,887  11.8   262,074      (5,794)    (2.2)  267,868
                         -------- ---------        -------- -----------           --------
                          785,754    84,089  12.0   701,665      (2,811)    (0.4)  704,476
Restructuring and
 related charges........      --   (120,000)    *   120,000     103,000        *    17,000
                         -------- ---------        -------- -----------           --------
  Total other operating
   expenses............. $785,754 $ (35,911) (4.4) $821,665 $   100,189     13.9  $721,476
                         ======== =========  ====  ======== ===========  =======  ========

-------
* Exceeds 200%

  Total operating expenses before restructuring and related charges were $785.8 million in 1996, $701.7 million in 1995 and $704.5 million in 1994. The increase in total other operating expenses before restructuring and related charges in 1996 reflected approximately $73.3 million of expenses attributable to the acquisition of BBI and other branches purchased from Bank Leumi, First Nationwide Bank FSB and Independence Savings Bank during the year.

  During 1996, the Corporation invested in initiatives designed to increase revenues in future periods and in infrastructure to support and control those operations. Retail banking expenses increased as a result of the branch expansion mentioned above. Growth in the volumes of mortgage and home equity loans, as well as, increased sales of investment products resulted in the payment of additional fees for related services.

  The Corporation continued to invest in broadening the array of its investment product offerings, including the recent introduction of an asset allocation product which is targeted at retail clients. Republic Financial Services saw significant expansion during the year to include offering full-service and discount securities brokerage services to corporate and retail clients. The Corporation also invested in trading market services and in advanced risk management systems to support its expanding trading operations. The development of a new profitability measuring system which will enable the Corporation to efficiently measure and present line of business results also contributed to the higher expense level.

  In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision for restructuring and related charges as a result of the implementation of Project Excellence Plus. For additional information on this charge see Note 14 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report. In addition, in 1995, the Corporation converted the financial reporting of Factors and its operations in Chile and Uruguay to a current basis in the fourth quarter of the year. The conversion resulted in a one-time increase to expense of $3.4 million for the year. The restructuring and related charges in 1994 resulted from a management decision to de-emphasize certain business activities, including those of RNYSC. In 1994, a similar conversion of financial reporting of the Corporation's Hong Kong and Singapore operations resulted in a one-time increase to expenses of $3.0 million.

 Salaries and Employee Benefits

  Salaries and employee benefits were $420.1 million in 1996, $381.6 million in 1995 and $381.2 million in 1994. The increase in salaries and benefits in 1996 over the prior year reflects staff additions attributable to the acquisitions mentioned above, recently established operations and to the achievement of higher revenue thresholds that required higher provisions for incentive compensation reflecting more competitive market conditions. The level of salaries and benefits was virtually unchanged between 1995 and 1994, due to the implementation of Project Excellence Plus, with resultant staff reductions throughout the Corporation and lower provisions for employee benefits.

 Occupancy

  Occupancy costs were $72.7 million in 1996, $58.0 million in 1995 and $55.4 million in 1994. The increase in 1996 is primarily due to the acquisition of 38 branches during the year that included a one-time charge of $2.0 million related to branch consolidations. The increase in 1995 is primarily attributable to increased rent expense.

 Other Expenses

  All other expenses were $293.0 million in 1996, $262.1 million in 1995 and $267.9 million in 1994. Communication and equipment expenses represent a substantial portion of other expenses which amounted to $75.8 million, $73.0 million and $76.1 million in 1996, 1995 and 1994, respectively. Amortization of goodwill and other intangible assets rose to $28.7 million in 1996 from $9.9 million in 1995 and $11.0 million in 1994. The 1996 increase is primarily due to the acquisition of BBI and other branches that occurred during the year. Also, professional fees, consisting of consulting, external legal and audit fees, amounted to $29.2 million in 1996 compared to $30.7 million in 1995 and $35.7 million in 1994. All other expenses include premiums for deposit insurance paid to the FDIC, which declined to $0.5 million in 1996, compared to $11.7 million in 1995 and $22.6 million in 1994. The decline in this expense in 1996 and 1995, when compared to the respective prior year, was the result of a reduction of the premium rate paid for FDIC insurance. Other expenses in 1995 also included the effect of adopting a change in the method of accounting for charitable contributions that resulted in a $7.5 million, one-time charge. Expenses applicable to net losses on other real estate owned were $2.7 million in 1994.

TOTAL APPLICABLE INCOME TAXES

  Total applicable income taxes, which includes the effect of a taxable equivalent adjustment, increased $58.9 million in 1996 to $203.7 million, following a decline of $43.1 million in 1995 from 1994. The ratio of total applicable income taxes to income before taxes was 33% in 1996 and 1995 and 36% in 1994. The increase in total applicable income taxes in 1996 reflected the higher level of taxable income for the year which was reduced by a one-time $12.0 million tax benefit recognized as a result of a tax law change enacted in August 1996. This one-time income tax benefit was recognized by the Corporation because it was no longer liable for deferred taxes which had been provided in prior years for credit provisions of Republic Bank for Savings. The decline in total applicable income taxes and the lower effective income tax rate in 1995 when compared to 1994, was attributable to lower earnings caused by the provision for restructuring charges and fluctuations in the level of income subject to federal, state and local income taxes.

NET INCOME APPLICABLE TO COMMON STOCK

  Net income applicable to common stock was a record $387.3 million in 1996, compared to $252.2 million in 1995 and $305.6 million in 1994. On a fully diluted basis, earnings per common share were $6.97 in 1996, $4.59 in 1995 and $5.61 in 1994. Dividends declared and the average annual rates paid on the Corporation's issues of preferred stock were as follows: $31.5 million in 1996 at 5.48%, $36.5 million in 1995 at 5.74% and $34.4 million in 1994 at 5.46%.

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

  The table below illustrates the Corporation's interest rate sensitivity gap position at December 31, 1996 and 1995. The interest rate sensitivity gap, which is the difference between interest-earning assets and liabilities, is presented by repricing period, based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance-sheet items such as interest rate swaps and caps, as well as management's estimates of prepayment patterns of mortgage-backed securities and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Corporation has interest rate positions.

                                         REPRICING PERIOD AT DECEMBER 31, 1996
                          --------------------------------------------------------------------
                          WITHIN      AFTER ONE      AFTER THREE      AFTER SEVEN
                            ONE    YEAR BUT WITHIN YEARS BUT WITHIN YEARS BUT WITHIN   AFTER
                           YEAR      THREE YEARS     SEVEN YEARS       TEN YEARS     TEN YEARS
                          -------  --------------- ---------------- ---------------- ---------
                                                     (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate
 sensitivity gap........  $(1,925)     $   261          $ 712            $2,020       $(1,068)
                          -------      -------          -----            ------       -------
ASSET/(LIABILITY)
Cumulative interest rate
 sensitivity gap........  $(1,925)     $(1,664)         $(952)           $1,068       $   --
                          =======      =======          =====            ======       =======
                                         REPRICING PERIOD AT DECEMBER 31, 1995
                          --------------------------------------------------------------------
                          WITHIN      AFTER ONE      AFTER THREE      AFTER SEVEN
                            ONE    YEAR BUT WITHIN YEARS BUT WITHIN YEARS BUT WITHIN   AFTER
                           YEAR      THREE YEARS     SEVEN YEARS       TEN YEARS     TEN YEARS
                          -------  --------------- ---------------- ---------------- ---------
                                                     (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate
 sensitivity gap........  $  (611)     $  (567)         $ 243            $1,721       $  (786)
                          -------      -------          -----            ------       -------
ASSET/(LIABILITY)
Cumulative interest rate
 sensitivity gap........  $  (611)     $(1,178)         $(935)           $  786       $   --
                          =======      =======          =====            ======       =======

  In 1996, the Corporation made additional long-term investments, primarily mortgage backed securities, which were funded with short-term liabilities in order to take advantage of an anticipated stable interest rate environment. As a result, more of the Corporation's liabilities will reprice within one year than the assets which they fund. This resulted in an increase in the interest rate sensitivity gap in the 1-3 and 4-7 year repricing periods.

  The following table presents information related to the expected maturities and weighted average interest rates to be received or paid on the interest rate swap portfolio and other instruments used in asset-liability management. Asset-liability management swaps are designated as hedges of an underlying asset or liability at the inception of the contract.

                                        DECEMBER 31, 1996                                DECEMBER 31, 1995
                         -----------------------------------------------  -----------------------------------------------
                          DUE IN LESS    DUE IN ONE    DUE AFTER           DUE IN LESS    DUE IN ONE    DUE AFTER
                         THAN ONE YEAR THRU FIVE YEARS FIVE YEARS TOTAL   THAN ONE YEAR THRU FIVE YEARS FIVE YEARS TOTAL
                         ------------- --------------- ---------- ------  ------------- --------------- ---------- ------
                                                              (DOLLARS IN MILLIONS)
Receive fixed swaps:
  Notional amount.......    $  --          $  640        $  950   $1,590      $ 195         $  797        $  675   $1,667
  Weighted average
   receive rate.........       --            8.43%         6.99%    7.57%      8.43%          7.67%         7.49%    7.69%
  Weighted average pay
   rate.................       --            5.83%         5.56%    5.67%      7.56%          6.23%         5.86%    6.24%
Pay fixed swaps:
  Notional amount.......    $   30         $3,200        $  220   $3,450      $ 216         $3,131        $  259   $3,606
  Weighted average
   receive rate.........      5.84%          5.64%         7.60%    5.76%      8.07%          6.15%         9.94%    6.54%
  Weighted average pay
   rate.................      9.22%          7.01%         9.39%    7.18%      8.13%          7.48%         9.87%    7.69%
Forward contracts:
  Notional amount.......    $  --          $  450        $  --    $  450      $ --          $  300        $  150   $  450
Interest rate caps
 purchased:
  Notional amount.......    $1,687         $2,698        $  150   $4,535      $  30         $2,312        $  250   $2,592
Other interest rate
 swaps:
  Notional amount.......    $  223         $  882        $1,879   $2,984      $  70         $  368        $1,011   $1,449
Cross-currency swaps:
  Notional amount.......    $  461         $  109        $  --    $  570      $  77         $    7        $  --    $   84

  In June 1996, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The SFAS as written, establishes the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This SFAS was adopted by the Corporation on January 1, 1997, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations.

LIABILITY MANAGEMENT

DEPOSITS

  The Corporation's primary liability products are interest-bearing deposits provided to customers in three basic areas. The International Private Banking Group establishes relationships with high net worth individuals, on a worldwide basis, who value safety for their funds. The retail area's customers are from the New York City metropolitan area and Florida branch systems of the Bank and the California branches of RBC. This customer base increased significantly during 1996 with the addition of $3.6 billion of deposits from approximately 385,000 accounts in the thirty branches acquired in the BBI acquisition. In addition, eight branches with deposits aggregating approximately $576 million were purchased from Bank Leumi Trust Company, First Nationwide Bank FSB and the Independence Savings Bank. The Bank also has a retail operation in southern Florida with eight branches. RBC is an independent banking subsidiary servicing the California market with two banking offices in Los Angeles County, that focuses on domestic private banking and mortgage banking. Its customers invest in a diverse mix of retail time and savings deposits of both short-term and long-term maturities. The Bank's institutional customers are pension funds, money market funds and corporate cash accounts. The Corporation has been successful in selling long-term deposits to institutional and corporate investors, thereby generating a source of long-term funds. The Corporation's Domestic Private Banking group provides a fourth area with a focus on general banking and lending, trusts and estates, custody and investment management relationships for high net worth individuals.

  The following table sets forth the Corporation's deposit structure at December 31, in each of the last three years.

                                               1996        1995        1994
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
DOMESTIC OFFICES:
Noninterest-bearing deposits:
  Individuals, partnerships and
   corporations............................ $ 2,005,782 $ 1,494,015 $ 1,445,545
  Foreign governments and official
   institutions............................       1,756       3,196       1,085
  U.S. Government and states and political
   subdivisions............................      42,912      16,629      18,602
  Banks....................................     117,857     123,133     115,542
  Certified and official checks............     127,960     103,062     120,893
                                            ----------- ----------- -----------
    Total noninterest-bearing deposits.....   2,296,267   1,740,035   1,701,667
                                            ----------- ----------- -----------
Interest-bearing deposits:
  Individuals, partnerships and
   corporations............................   6,093,852   3,989,593   3,857,533
  Savings and NOW accounts.................   3,277,077   2,428,295   2,684,499
  Money market accounts....................   2,812,222   2,001,830   1,940,605
  Banks and other..........................     376,403       1,734       1,925
  Deposit notes............................         --       50,000      50,000
                                            ----------- ----------- -----------
    Total interest-bearing deposits........  12,559,554   8,471,452   8,534,562
                                            ----------- ----------- -----------
    Total deposits in domestic offices.....  14,855,821  10,211,487  10,236,229
                                            ----------- ----------- -----------
FOREIGN OFFICES:
Noninterest-bearing deposits...............     177,675     160,133     114,503
                                            ----------- ----------- -----------
Interest-bearing deposits:
  Individuals, partnerships and
   corporations............................   8,010,355   7,404,510   7,179,880
  Banks located in foreign countries.......   7,784,154   5,947,085   4,702,972
  Foreign governments and official
   institutions............................     897,574   1,196,418     492,418
                                            ----------- ----------- -----------
    Total interest-bearing deposits........  16,692,083  14,548,013  12,375,270
                                            ----------- ----------- -----------
    Total deposits in foreign offices......  16,869,758  14,708,146  12,489,773
                                            ----------- ----------- -----------
      Total deposits....................... $31,725,579 $24,919,633 $22,726,002
                                            =========== =========== ===========

  The following table presents the maturity distribution at December 31, 1996 of certificates of deposit and other time deposits of $100,000 or more included in interest-bearing deposits in domestic offices in the previous table.

                                CERTIFICATES    OTHER TIME
                                OF DEPOSITS      DEPOSITS          TOTAL
                               -------------- -------------- ------------------
                                 AMOUNT    %    AMOUNT    %    AMOUNT    %
                               ---------- --- ---------- --- ---------- ---
                                          (DOLLARS IN THOUSANDS)
Due in 90 days and less....... $  524,241  34 $1,229,341  80 $1,753,582  57
Due in 91-180 days............     43,993   3    115,917   8    159,910   5
Due in 181-360 days...........     30,198   2     87,137   6    117,335   4
Due in over 360 days..........    965,739  61     94,603   6  1,060,342  34
                               ---------- --- ---------- --- ---------- ---
Total......................... $1,564,171 100 $1,526,998 100 $3,091,169 100
                               ========== === ========== === ========== ===

FOREIGN DEPOSITS

  The Corporation's International Private Banking Group, headquartered in New York City, generates a substantial portion of foreign deposits by establishing relationships with clients throughout the world.

  Deposits from foreign sources are placed by over 25,000 individuals and foreign banks from over 80 different countries in both domestic and foreign branch offices and in foreign banking subsidiaries. This customer base is a stable source of funding for the Corporation. Total average deposits in foreign offices rose to $14.8 billion in 1996, after increasing to $12.9 billion in 1995 from $12.2 billion in 1994.

  The following table presents information on the distribution, by type, of the Corporation's foreign deposits at December 31 in each of the last three years. The majority of the deposits in each category at the indicated dates were in amounts in excess of $100,000.

                                               1996        1995        1994
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
Foreign deposits:
  Time deposits of individuals,
   partnerships and corporations........... $ 8,534,615 $ 7,979,187 $ 7,725,714
  Banks and other financial institutions...   7,940,121   6,075,247   4,824,135
  Foreign governments and official
   institutions............................     899,742   1,197,995     493,860
  Other deposits...........................     174,800     111,132      84,584
                                            ----------- ----------- -----------
    Total foreign deposits................. $17,549,278 $15,363,561 $13,128,293
                                            =========== =========== ===========

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

  Trading account liabilities were $4.4 billion at year end 1996, $3.7 billion at year end 1995 and $2.1 billion in 1994. In each of the last three years, unrealized losses represent a substantial portion of these liabilities while the unrealized gains are recorded in trading account assets. Unrealized gains and losses on forward, swap, option and other financial instruments, resulting primarily from the marking to estimated market value of trading instruments, are reported on a gross basis, except when right of set-off criteria are met or a legally enforceable netting agreement with a counterparty exists.

SHORT-TERM BORROWINGS

  The Corporation's short-term funding sources include federal funds purchased and securities sold under repurchase agreements, commercial paper issuances, local borrowings in overseas operations and interest-bearing precious metals balances. From time to time, the Bank also issues short-term securities in public offerings. Average short-term borrowings rose to $6.6 billion in 1996 from $4.6 billion in 1995, which had declined from $5.6 billion in 1994, primarily from the maturity, in March 1995, of $1.0 billion principal amount of 4.30% Notes that were not replaced. The increase in 1996 over the prior year was primarily due to increased levels of securities sold under repurchase agreements. Short-term borrowings as a percentage of total interest bearing funds were 18% in 1996, 15% in 1995 and 18% in 1994.

  The Corporation's commercial paper is rated A-1+, F-1+, P-1 and D-1+ by Standard & Poor's Corporation, Fitch Investors Service, Moody's Investors Service and Duff & Phelps, respectively. Commercial paper proceeds are used principally to finance the current operations of Factors and RNYSC. The Corporation has $160 million of lines of credit outstanding to provide liquidity for its commercial paper program under which it is authorized to issue up to $2.5 billion.

  The following table is a summary of short-term borrowings for each of the last three years. Other borrowings reflect rates paid for local borrowings in certain overseas locations.

                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Federal funds purchased and securities
 sold under repurchase agreements:
  Average interest rate:
    At year end...........................       5.19%       5.47%       4.92%
    For the year..........................       5.31%       5.75%       3.97%
  Average amount outstanding during the
   year................................... $2,517,980  $1,474,225  $1,442,585
  Maximum amount outstanding at any month
   end....................................  4,263,640   2,951,484   2,404,354
  Amount outstanding at year end..........  1,090,300   1,231,744     987,110
Commercial paper:
  Average interest rate:
    At year end...........................       5.40%       5.58%       5.71%
    For the year..........................       5.41%       5.91%       4.24%
  Average amount outstanding during the
   year................................... $  887,055  $  640,368  $  876,677
  Maximum amount outstanding at any month
   end....................................  1,091,613     820,258   1,047,678
  Amount outstanding at year end..........    862,347     667,563     979,390
Other borrowings:
  Average interest rate:
    At year end...........................       4.68%       4.34%       4.07%
    For the year..........................       4.41%       3.75%       3.55%
  Average amount outstanding during the
   year................................... $3,158,716  $2,494,810  $3,254,895
  Maximum amount outstanding at any month
   end....................................  3,494,194   3,164,334   3,884,558
  Amount outstanding at year end..........  3,494,194   1,991,461   3,002,894

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

                                      ASSETS              LIABILITIES
                              ---------------------- ----------------------
                              DOMESTIC INTERNATIONAL DOMESTIC INTERNATIONAL
                              -------- ------------- -------- -------------
             1996............   71.9%      28.1%       60.8%      39.2%
             1995............   69.6%      30.4%       61.1%      38.9%
             1994............   61.1%      38.9%       64.4%      35.6%

  The following table sets forth the Corporation's principal assets, which are primarily interest-earning, by category, at year end for each of the last three years. Additional details related to maturity distribution, interest rate sensitivity and creditworthiness are provided elsewhere in this section.

                                           1996         1995         1994
                                        -----------  -----------  -----------
                                                  (IN THOUSANDS)
Interest-bearing deposits with banks... $ 5,909,195  $ 6,094,495  $10,242,061
Total investment securities............  21,175,513   16,238,545   11,439,728
Trading account assets.................   4,807,788    4,035,606    2,543,637
Federal funds sold and securities
 purchased under resale agreements.....   2,109,109    1,749,268    1,123,925
Loans:
  Real estate..........................   4,106,231    3,148,147    3,220,981
  Government and official
   institutions........................      57,136       80,038       89,625
  Broker loans.........................   1,091,567    1,114,466      582,781
  Banks and other financial
   institutions........................     864,717      419,444      380,811
  Commercial and other.................   5,627,591    5,116,853    4,686,401
                                        -----------  -----------  -----------
  Total loans..........................  11,747,242    9,878,948    8,960,599
    Less unearned income...............     (25,306)     (34,988)     (47,109)
                                        -----------  -----------  -----------
  Loans, net of unearned income........  11,721,936    9,843,960    8,913,490
                                        -----------  -----------  -----------
                                        $45,723,541  $37,961,874  $34,262,841
                                        ===========  ===========  ===========

INTEREST-BEARING DEPOSITS WITH BANKS

  Interest-bearing deposits with banks are placed with major international and domestic banking organizations on a short-term basis, thereby insuring liquidity while reducing credit risk. Investments in interest-bearing deposits with banks declined to approximately 14% of average interest-earning assets in 1996 from approximately 23% in 1995 and 1994, as the Corporation's funds were invested in assets yielding more favorable returns.

  The following table provides information on the maturity distribution of the Corporation's interest-bearing deposits with banks at December 31, 1996.

                                                       MATURITY
                                                     DISTRIBUTION  %
                                                     ------------ ---
                                                       (DOLLARS IN
                                                        MILLIONS)
             Due within one month...................   $3,096.1    52
             Due after one but within six months....    2,529.8    43
             Due after six but within twelve
              months................................       75.2     1
             Due after one year.....................      208.1     4
                                                       --------   ---
                                                       $5,909.2   100
                                                       ========   ===

INVESTMENT PORTFOLIO

  The Corporation's total investment securities portfolio increased $4.9 billion, or 30%, during 1996 to $21.2 billion at year end from $16.2 billion at year end 1995. This increase was primarily in U.S. Government agency securities and other asset-backed investment securities.

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

                                              1996        1995        1994
                                           ----------- ----------- -----------
                                                     (IN THOUSANDS)
U.S. Government obligations............... $   179,533 $    85,345 $   100,592
Obligations of U.S. Government agencies...  12,201,021   9,410,057   7,417,287
Obligations of U.S. states and political
 subdivisions.............................     702,200     703,449     624,033
Other investment securities...............   8,092,759   6,039,694   3,297,816
                                           ----------- ----------- -----------
                                           $21,175,513 $16,238,545 $11,439,728
                                           =========== =========== ===========

  Except for investment securities of the Brazilian government and its agencies, with book and market values amounting to $801 million, the Corporation has no investments in any single issuer other than the U.S. Government and its agencies that represented more than 10% of total stockholder's equity at year end 1996.

  The following tables present, by maturity distribution, the book value/amortized cost and the book value/estimated market value of the Corporation's portfolio of securities held to maturity and available for sale, respectively at December 31, 1996. The Corporation has designated certain derivative instruments, primarily in the form of interest rate swaps, as hedges against the interest rate risks of the available for sale and held to maturity portfolios. Such derivatives are shown separately in the following tables. The swaps used to hedge the available for sale portfolio are carried on the statement of condition at their estimated market values. The weighted average yields on these instruments are presented based on their scheduled maturities. Based on year end market conditions, mortgage-backed securities included in U.S. Government agencies held to maturity and available for sale had estimated average lives of approximately 8.6 years and 6.8 years, respectively. Such securities are subject to the risk that average lives will extend as interest rates rise. It is not anticipated that such shifts would have a significant impact upon the Corporation's gap and net interest income. Yields on obligations of states and political subdivisions and investments in certain preferred stock issues are adjusted to a fully-taxable equivalent basis using a tax rate of 44%.

                                                SECURITIES HELD TO MATURITY
                                                     DECEMBER 31, 1996
                                               -------------------------------
                                                          ESTIMATED   WEIGHTED
                                                  BOOK      MARKET    AVERAGE
                                                 VALUE      VALUE      YIELD
                                               ---------- ----------  --------
                                                   (DOLLARS IN THOUSANDS)
Obligations of U.S. Government agencies:
  Due after 10 years.......................... $    8,965 $    9,322    8.04%
  Mortgage-backed securities..................  7,432,536  7,451,244    7.48
  Interest rate swaps.........................        --     (48,971)
                                               ---------- ----------
                                                7,441,501  7,411,595
                                               ---------- ----------
Obligations of U.S. states and political
 subdivisions:
  Due after 1 year but within 5 years.........     39,324     42,457   10.14%
  Due after 5 years but within 10 years.......     63,459     71,172   10.56
  Due after 10 years..........................    590,784    619,294    7.45
                                               ---------- ----------
                                                  693,567    732,923
                                               ---------- ----------
Total held to maturity........................ $8,135,068 $8,144,518
                                               ========== ==========

                                              SECURITIES AVAILABLE FOR SALE
                                                    DECEMBER 31, 1996
                                           -----------------------------------
                                                                      WEIGHTED
                                            AMORTIZED  BOOK/ESTIMATED AVERAGE
                                              COST      MARKET VALUE   YIELD
                                           ----------- -------------- --------
                                                 (DOLLARS IN THOUSANDS)
U.S. Government obligations:
  Due within 1 year....................... $    74,073  $    74,212     5.83%
  Due after 1 year but within 5 years.....     104,763      105,321     6.31
                                           -----------  -----------
                                               178,836      179,533
                                           -----------  -----------
Obligations of U.S. Government agencies:
  Due within 1 year.......................      52,342       52,480     6.11%
  Due after 1 year but within 5 years.....     174,030      174,963     6.05
  Due after 5 years but within 10 years...     152,057      153,290     5.82
  Due after 10 years......................   1,075,238    1,083,310     5.97
  Mortgage-backed securities..............   3,330,266    3,338,449     7.00
  Interest rate swaps.....................         --       (42,972)
                                           -----------  -----------
                                             4,783,933    4,759,520
                                           -----------  -----------
Obligations of U.S. states and political
 subdivisions:
  Due after 10 years......................       8,635        8,633     7.43%
                                           -----------  -----------
                                                 8,635        8,633
                                           -----------  -----------
Other investment securities:
  Due within 1 year.......................   1,106,784    1,108,624    11.96%
  Due after 1 year but within 5 years.....   1,887,393    1,911,971     6.51
  Due after 5 years but within 10 years...   1,588,525    1,657,410     8.19
  Due after 10 years......................   3,396,692    3,455,614     7.36
  Interest rate swaps.....................         --       (40,860)
                                           -----------  -----------
                                             7,979,394    8,092,759
                                           -----------  -----------
Total available for sale.................. $12,950,798  $13,040,445
                                           ===========  ===========

  The following table presents, by type, the amortized cost and the book/estimated market value of the Corporation's other investment securities, all of which are classified as available for sale.

                                                       SECURITIES AVAILABLE FOR
                                                        SALE DECEMBER 31, 1996
                                                       -------------------------
                                                       AMORTIZED  BOOK/ESTIMATED
                                                          COST     MARKET VALUE
                                                       ---------- --------------
                                                            (IN THOUSANDS)
Bonds, debentures and other securities of:
  Foreign banks....................................... $  982,383   $1,009,554
  Foreign governments and government agencies.........  2,344,264    2,458,356
  Foreign companies...................................    410,855      416,193
  Domestic companies..................................    352,171      358,238
  U.S. financial organizations........................  1,096,264    1,094,458
  Federal Reserve Bank stock..........................     62,588       62,588
  Other, asset-backed securities......................  2,730,869    2,734,232
  Interest rate swaps.................................        --       (40,860)
                                                       ----------   ----------
Total other investment securities..................... $7,979,394   $8,092,759
                                                       ==========   ==========

TRADING ACCOUNT ASSETS

  Trading account assets consist of securities of the U.S. Government, foreign governments, restructuring countries and corporations. Such securities are carried at their estimated market value with the resultant gains and losses recorded as trading account profits and commissions. Trading account assets also include unrealized gains related to interest rate swaps, options and other derivative financial instruments, and related premiums paid, that are utilized in trading activities. In addition, trading account assets also include loans to borrowers in restructuring countries. Such loans are carried at their estimated market value, with the resultant gains or losses included in gain or loss on loans sold or held for sale. For additional information related to the potential risks associated with trading activities, and the Corporations management of those risks, See "Risk Management and Control-- Credit Risk" below in this section of this Report.

LOAN PORTFOLIO

  The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.

                            1996         1995        1994        1993        1992
                         -----------  ----------  ----------  ----------  ----------
                                             (IN THOUSANDS)
Domestic:
  Real estate--
   residential
   mortgage............. $ 1,832,850  $1,171,158  $1,245,500  $1,310,718  $1,454,416
  Real estate--
   commercial...........   2,116,627   1,791,693   1,813,878   1,854,377   2,107,112
  Banks and other
   financial
   institutions.........      45,112      28,291      83,010       7,384      14,841
  Broker loans..........   1,051,472   1,086,530     559,019     678,490     307,018
  Commercial and
   industrial...........   1,855,251   2,004,783   2,242,124   2,152,691   1,859,595
  Individuals...........     200,607     389,520     106,195      90,218      51,305
  All other.............     400,705     187,360      11,810      16,915      59,852
                         -----------  ----------  ----------  ----------  ----------
                           7,502,624   6,659,335   6,061,536   6,110,793   5,854,139
                         -----------  ----------  ----------  ----------  ----------
Foreign:
  Broker loans..........      40,095      27,936      23,762     732,812         --
  Government and
   government agencies..      57,136      80,038      89,625     429,232     341,320
  Banks and other
   financial
   institutions.........     819,605     391,153     297,801      68,416     288,682
  Commercial and all
   other................   3,327,782   2,720,486   2,487,875   2,262,130   1,672,038
                         -----------  ----------  ----------  ----------  ----------
                           4,244,618   3,219,613   2,899,063   3,492,590   2,302,040
                         -----------  ----------  ----------  ----------  ----------
Total loans.............  11,747,242   9,878,948   8,960,599   9,603,383   8,156,179
  Less unearned income..     (25,306)    (34,988)    (47,109)    (94,825)   (148,722)
                         -----------  ----------  ----------  ----------  ----------
Loans, net of unearned
 income................. $11,721,936  $9,843,960  $8,913,490  $9,508,558  $8,007,457
                         ===========  ==========  ==========  ==========  ==========

  Average loans in domestic offices increased to $8.3 billion in 1996 from $6.6 billion in 1995, primarily due to the loan portfolio acquired in the BBI transaction, while continuing to represent approximately 20% of interest-earning assets as in 1995 and 1994. At year end 1996, the domestic loan portfolio consisted of $1.8 billion of one-four family residential mortgages and $2.1 billion of commercial real estate loans. Average loans in foreign offices rose to $3.7 billion in 1996 after a decline to $2.9 billion in 1995 from $3.3 billion in 1994. See "Risk Management and Control--Credit Risk" below in this section of this Report.

  The following tables present loan portfolio information, excluding consumer loans and residential mortgage loans totaling $2.0 billion, related to maturity distribution and interest rate sensitivity, based on scheduled repayments at December 31, 1996.

                             DUE IN ONE DUE AFTER ONE
                              YEAR OR   YEAR THROUGH  DUE AFTER
                                LESS     FIVE YEARS   FIVE YEARS   TOTAL
                             ---------- ------------- ---------- ----------
                                             (IN THOUSANDS)
Domestic:
  Commercial and other...... $1,928,898  $  371,454   $   41,012 $2,341,364
  Real estate--commercial...    198,982     371,774    1,545,871  2,116,627
  Banks and other financial
   institutions.............     35,843       9,269          --      45,112
  Broker loans..............  1,051,472         --           --   1,051,472
                             ----------  ----------   ---------- ----------
    Total domestic loans....  3,215,195     752,497    1,586,883  5,554,575
                             ----------  ----------   ---------- ----------
Foreign:
  Commercial and other......  2,884,640     264,191       20,971  3,169,802
  Real estate--commercial...     51,956      41,344        6,531     99,831
  Banks and other financial
   institutions.............    702,347      96,593       20,665    819,605
  Governments and government
   agencies.................      8,896      32,288       15,952     57,136
  Broker loans..............     40,095         --           --      40,095
                             ----------  ----------   ---------- ----------
    Total foreign loans.....  3,687,934     434,416       64,119  4,186,469
                             ----------  ----------   ---------- ----------
    Total loans............. $6,903,129  $1,186,913   $1,651,002 $9,741,044
                             ==========  ==========   ========== ==========

  At December 31, 1996, 71% of the loan portfolio presented above was due in one year or less, compared to 74% in 1995. Of the total loan portfolio due in one year or less, 47% were domestic loans and 53% were foreign loans.

  The following table is an analysis, at December 31, 1996, of loans due after one year which have fixed interest rates and those with interest rates that vary directly in relation to the Corporation's reference rate, an international money market rate or some other similar variable base rate. Loans with variable rates amounting to approximately $1.0 billion are due after one year.

                                             FIXED RATE VARIABLE RATE   TOTAL
                                             ---------- ------------- ----------
                                                       (IN THOUSANDS)
Loans due after one year:
  Domestic loans............................ $1,715,856   $623,524    $2,339,380
  Foreign loans.............................    162,288    336,247       498,535
                                             ----------   --------    ----------
                                             $1,878,144   $959,771    $2,837,915
                                             ==========   ========    ==========

ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  The Corporation's policy is to maintain an allowance for credit losses that is adequate to absorb any inherent credit losses. Inherent losses are unconfirmed losses that probably exist, based upon known information regarding the credit quality and portfolio characteristics prevailing as of the date of the evaluation. If future events confirm these losses, these amounts will be charged off against the allowance for credit losses.

  In accordance with regulatory guidance, the Corporation performs a comprehensive and consistently applied analysis of the various factors that affect collectibility. The process is complex and includes several different analyses of credit exposures. Management analyzes its loan portfolio by three main components: individually significant loans, homogeneous groups or pools of loans and other segmentations of the portfolio into pools of loans with similar characteristics, such as risk classification, type of loan, industry group, collateral, size and maturity and country risk characteristics.

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

  When a loan, other than a well secured residential mortgage loan, is classified as non-accrual, any unpaid interest is reversed against current income except where the loan is well collateralized and it is anticipated that all unpaid interest will be collected. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal and interest on a non-accrual loan are brought current, if in management's opinion future payments are questionable, the loan would remain classified as non-accrual. Subsequent payments of either interest or principal received on a partially charged-off non-accrual or restructured loan are first applied to any remaining balance outstanding, until the loan is reduced to its net realizable value, then to recoveries and finally to income. Interest is included in income thereafter only to the extent received in cash.

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

  While historical loss rates provide a starting point for the Corporation's analysis, historical losses are not by themselves a sufficient basis to determine the appropriate level of the allowance for credit losses. The actual rate selected for the analysis may differ from the calculated loss rate as the historical rate may be adjusted upward or downward to reflect current and anticipated business and economic conditions and other factors which are likely to cause the current portfolio to differ from historical experience. The Corporation's allowance also reflects a margin for the imprecision in the estimates of expected credit losses. The resultant allowance for credit losses is viewed by management as a single, unallocated allowance available for all credit losses and any segmentation thereof is done only for compliance with reporting requirements.

  The following table presents data related to the allowance for possible credit losses and net charge-offs for each of the years in the five-year period ended December 31, 1996.

                               1996      1995      1994      1993      1992
                             --------  --------  --------  --------  ---------
                                            (IN THOUSANDS)
Balance at beginning of
 year....................... $300,593  $319,220  $311,855  $241,020  $ 227,454
Charge-offs:
  Domestic:
    Commercial and
     industrial.............   26,911    35,315    14,287    11,947     51,956
    Installment loans to
     individuals............    3,894     2,825     1,730     1,757      2,396
    Secured by real estate..    8,068     9,995    11,183    32,466     36,022
  Foreign...................    4,165     3,356    17,355    12,731     20,257
  Losses on sale, swap and
   charge-off of
   restructuring countries'
   debt.....................      --        --        --      9,729     18,477
                             --------  --------  --------  --------  ---------
    Total charge-offs.......   43,038    51,491    44,555    68,630    129,108
                             --------  --------  --------  --------  ---------
Recoveries:
  Domestic:
    Commercial and
     industrial.............    6,445     5,165     6,201    15,281      9,498
    Installment loans to
     individuals............    1,311       599       724       661        680
    Secured by real estate..    2,401     5,217     6,663     2,731        289
  Foreign*..................    7,886     9,234    19,538    36,693     12,849
                             --------  --------  --------  --------  ---------
    Total recoveries........   18,043    20,215    33,126    55,366     23,316
                             --------  --------  --------  --------  ---------
  Net charge-offs...........  (24,995)  (31,276)  (11,429)  (13,264)  (105,792)
  Provision charged to
   operating expense........   32,000    12,000    19,000    85,000    120,000
  Allowance of acquired
   companies................   42,579       --        --        297        764
  Translation adjustment....      181       649      (206)   (1,198)    (1,406)
                             --------  --------  --------  --------  ---------
Balance at end of year...... $350,358  $300,593  $319,220  $311,855  $ 241,020
                             ========  ========  ========  ========  =========

-------
* Primarily restructuring countries' debt in 1992-1993.

  The provision for credit losses increased to $32 million in 1996, from $12 million in 1995. The increase in the provision in 1996 resulted from management's decision to increase the provision for credit losses in the third quarter of 1996 by $20.0 million to be prudent in the context of increased domestic and international exposures.

  The provision for credit losses declined slightly to $12 million in 1995 from $19 million in 1994. The economic improvement in domestic and foreign markets, which was noted in 1994, continued into 1995. However, in 1995, a weakening in the domestic chain store sector contributed to higher levels of domestic charge-offs that were partially offset by recoveries from foreign debtors in foreign restructuring countries.

  The provision for credit losses declined to $19 million in 1994, compared to $85 million in 1993 as economic improvement in domestic and foreign markets contributed to an enhancement in the credit quality of the loan portfolio and a declining level of non-performing loans and net charge-offs.

  The lower levels of the provision for credit losses and net charge-offs in 1993 compared to 1992, reflected the gradual economic improvement in domestic markets during the years. The provision high of $120 million was recorded in 1992 when the Corporation experienced increased charge-offs because of economic difficulties by a limited number of domestic and commercial businesses and a limited number of international obligors.

  The following table presents loan data and ratios related to net charge-offs for each of the years in the five-year period ended December 31, 1996.

                                        1996     1995    1994    1993    1992
                                       -------  ------  ------  ------  ------
                                              (DOLLARS IN MILLIONS)
Loans:
  Loans outstanding, net of unearned
   income, at end of year............. $11,722  $9,844  $8,913  $9,509  $8,007
  Average loans outstanding, net of
   unearned income, during the year... $11,980  $9,528  $9,894  $8,891  $8,732
Ratios:
  Allowance for possible credit losses
   to loans outstanding, net of
   unearned income, at end of year....    2.99%   3.05%   3.58%   3.28%   3.01%
  Net charge-offs to average loans
   outstanding, net of unearned income
   during the year....................    0.21%   0.33%   0.12%   0.15%   1.21%
  Net charge-off coverage(1)..........   24.91x  13.11x  44.74x  40.44x   4.42x

-------
(1) Calculated by dividing net charge-offs into income before income taxes plus the provision for credit losses.

  The following table presents information related to the Corporation's non-accrual loans and other non-performing assets at December 31, in each of the last five years.

                                      1996     1995    1994     1993     1992
                                    --------  ------- ------- -------- --------
                                                  (IN THOUSANDS)
Non-accrual loans:
  Domestic......................... $ 94,137  $49,311 $43,392 $ 48,084 $ 49,929
  Foreign--other...................   10,956   18,561  14,734   12,956   38,276
  Foreign--restructuring
   countries.......................      --       --      --    33,853   42,123
                                    --------  ------- ------- -------- --------
    Total non-accrual loans........  105,093   67,872  58,126   94,893  130,328
                                    --------  ------- ------- -------- --------
Other non-performing assets:
  Other real estate owned..........   36,278   31,329  23,479   23,338   55,551
  Other non-accrual assets.........      --       --      --       --     4,572
                                    --------  ------- ------- -------- --------
    Total other non-performing
     assets........................   36,278   31,329  23,479   23,338   60,123
                                    --------  ------- ------- -------- --------
    Total non-accrual loans and
     other non-performing assets...  141,371  $99,201 $81,605 $118,231 $190,451
                                              ======= ======= ======== ========
  Less: FDIC loss-sharing(1).......  (52,359)
                                    --------
    Total.......................... $ 89,012
                                    ========

-------
(1) Represents the carrying value of non-performing assets acquired in the CrossLand transaction that are covered by a loss sharing agreement with the FDIC which expires on June 30, 1998. The covered amount of non-performing assets at December 31, 1996 was $55.6 million.

  The above table excludes restructured performing loans which amounted to $35.0 million, $14.4 million, $28.3 million, $63.0 million and $58.5 million in 1996, 1995, 1994, 1993 and 1992, respectively. Also excluded from the above table are loans past due 90 days and still on accrual status, primarily residential mortgage loans, which amounted to $20.1 million, $6.3 million, $9.6 million, $5.6 million and $8.8 million at year ends 1996, 1995, 1994, 1993 and 1992, respectively. The increase in past due and accruing residential mortgage loans are those acquired from BBI.

  At December 31, in each of the years 1996 through 1992, the Corporation's allowance for possible credit losses represented approximately 250%, 365%, 369%, 198% and 128%, respectively, of total non-accrual and restructured loans. The decline in the coverage from 1995 to 1996 is primarily associated with non-performing loans acquired from BBI in 1996. Substantially all of the increase in non-performing loans acquired from BBI is covered by an FDIC loss sharing agreement. The Corporation's allowance for possible credit losses, after taking into consideration the FDIC loss sharing agreement, would be 374% of total non-accrual and restructured loans. The coverage of the allowance for credit losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for credit losses that management utilizes.

  Non-accrual domestic loans increased to $94.1 million in 1996 from $49.3 million in 1995 and $43.4 million in 1994. The 1996 increase was primarily attributable to the non-accrual loans acquired in the BBI acquisition substantially all of which are covered by an FDIC loss sharing agreement. The change in non-accrual loans between 1995 and the prior year was primarily the result of increases of non-accrual loans in the chain store sector and reductions in the commercial real estate portfolio that were charged off or transferred to the other real estate owned classification.

  In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for possible credit losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1996. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                                                 DECEMBER 31, 1996
                         -----------------------------------------------------------------
                                          ALLOCATION OF THE ALLOWANCE FOR
                                        POSSIBLE CREDIT LOSSES BY CATEGORY
                         -----------------------------------------------------------------
                               DOMESTIC               FOREIGN                TOTAL
                         --------------------- --------------------- ---------------------
                         % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED
                         OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE
                         ----------- --------- ----------- --------- ----------- ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans.......      34     $ 80,000        1     $ 15,000       35     $ 95,000
Commercial and
 industrial loans.......      16       95,000       21       15,000       37      110,000
Other loans.............      14       10,000       14       75,000       28       85,000
Unallocated.............     --        27,594      --        32,764      --        60,358
                             ---     --------      ---     --------      ---     --------
  Total.................      64     $212,594       36     $137,764      100     $350,358
                             ===     ========      ===     ========      ===     ========
                                                 DECEMBER 31, 1995
                         -----------------------------------------------------------------
                                          ALLOCATION OF THE ALLOWANCE FOR
                                        POSSIBLE CREDIT LOSSES BY CATEGORY
                         -----------------------------------------------------------------
                               DOMESTIC               FOREIGN                TOTAL
                         --------------------- --------------------- ---------------------
                         % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED
                         OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE
                         ----------- --------- ----------- --------- ----------- ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans.......      30     $ 70,000        2     $ 10,000       32     $ 80,000
Commercial and
 industrial loans.......      20       70,000       22       30,000       42      100,000
Other loans.............      17        5,000        9       50,000       26       55,000
Unallocated.............     --        21,733      --        43,860      --        65,593
                             ---     --------      ---     --------      ---     --------
  Total.................      67     $166,733       33     $133,860      100     $300,593
                             ===     ========      ===     ========      ===     ========
                                                 DECEMBER 31, 1994
                         -----------------------------------------------------------------
                                          ALLOCATION OF THE ALLOWANCE FOR
                                        POSSIBLE CREDIT LOSSES BY CATEGORY
                         -----------------------------------------------------------------
                               DOMESTIC               FOREIGN                TOTAL
                         --------------------- --------------------- ---------------------
                         % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED
                         OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE
                         ----------- --------- ----------- --------- ----------- ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans.......      34     $ 80,000        2     $ 10,000       36     $ 90,000
Commercial and
 industrial loans.......      25       75,000       20       30,000       45      105,000
Other loans.............       8        5,000       11       60,000       19       65,000
Unallocated.............     --        31,887      --        27,333      --        59,220
                             ---     --------      ---     --------      ---     --------
  Total.................      67     $191,887       33     $127,333      100     $319,220
                             ===     ========      ===     ========      ===     ========
                                                 DECEMBER 31, 1993
                         -----------------------------------------------------------------
                                          ALLOCATION OF THE ALLOWANCE FOR
                                        POSSIBLE CREDIT LOSSES BY CATEGORY
                         -----------------------------------------------------------------
                               DOMESTIC               FOREIGN                TOTAL
                         --------------------- --------------------- ---------------------
                         % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED
                         OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE
                         ----------- --------- ----------- --------- ----------- ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans.......      33     $ 80,000        2     $ 10,000       35     $ 90,000
Commercial and
 industrial loans.......      22       75,000       18       30,000       40      105,000
Other loans.............       8        5,000       17       50,000       25       55,000
Unallocated.............     --        29,499      --        32,356      --        61,855
                             ---     --------      ---     --------      ---     --------
  Total.................      63     $189,499       37     $122,356      100     $311,855
                             ===     ========      ===     ========      ===     ========

                                                 DECEMBER 31, 1992
                         -----------------------------------------------------------------
                                          ALLOCATION OF THE ALLOWANCE FOR
                                        POSSIBLE CREDIT LOSSES BY CATEGORY
                         -----------------------------------------------------------------
                               DOMESTIC               FOREIGN                TOTAL
                         --------------------- --------------------- ---------------------
                         % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED % OF LOANS  ALLOCATED
                         OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE OUTSTANDING ALLOWANCE
                         ----------- --------- ----------- --------- ----------- ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans.......      44     $ 60,000        2      $10,000       46     $ 70,000
Commercial and
 industrial loans.......      23       55,000       15       20,000       38       75,000
Other loans.............       5        1,000       11       40,000       16       41,000
Unallocated.............     --        45,699      --         9,321      --        55,020
                             ---     --------      ---      -------      ---     --------
  Total.................      72     $161,699       28      $79,321      100     $241,020
                             ===     ========      ===      =======      ===     ========

CROSS-BORDER OUTSTANDINGS

  The following tables present information related to the Corporation's cross-border net outstandings denominated in dollars or other non-local currencies, including the excess of local currency outstandings over local currency liabilities. Outstandings are classified by type of borrower, based on ultimate risk, and are defined as loans, acceptances, interest-bearing deposits with banks, investment securities and accrued interest receivable, after deducting cash collateral. Countries where such outstandings exceeded 1.0% of consolidated total assets of $52.3 billion, $43.9 billion and $41.1 billion at December 31, 1996, 1995 and 1994, respectively, were as follows:

                         BANKS AND OTHER  GOVERNMENT   COMMERCIAL
                            FINANCIAL    AND OFFICIAL      AND
                          INSTITUTIONS   INSTITUTIONS INDUSTRIAL(1)  1996   1995   1994
                         --------------- ------------ ------------- ------ ------ -------
                                                  (IN MILLIONS)
Japan...................     $1,946         $  --        $   70     $2,016 $1,421 $ 2,129
Belgium/Luxembourg......        411            --           808      1,219  1,168   1,131
United Kingdom..........        560            --           520      1,080  1,044   1,492
France..................        642            378           40      1,060  1,192   2,589
Canada..................        548             28          394        970  1,181   1,766
Germany.................        794            --            37        831    809   1,249
Brazil..................         10            734           55        799    681     569
Netherlands.............        666            --            23        689    --      800
Australia...............        151            --           414        565    589     --
                             ------         ------       ------     ------ ------ -------
                             $5,728         $1,140       $2,361     $9,229 $8,085 $11,725
                             ======         ======       ======     ====== ====== =======

-------
(1) Includes excess of local currency outstandings over local currency liabilities.

  No other countries cross-border net outstandings exceeded 1.0% of consolidated total assets in each of the last three years.

  At December 31, in each of the last three years, countries with cross-border net outstandings representing between 0.75% and 1.0% of consolidated total assets were: Singapore with $465 million in 1996; the Netherlands with $426 million, Switzerland with $417 million and Singapore with $415 million, respectively, in 1995; Spain with $349 million and Taiwan with $331 million, respectively, in 1994.

BRAZIL

  During 1996, 1995 and 1994, the Corporation invested in the local Brazilian financial markets, principally short-term floating rate Brazilian Central Bank and Treasury debt issuances as well as short-term certificates of deposits issued by prime Brazilian banks. When necessary, the Corporation utilized interest rate and foreign currency futures to hedge its local currency position against short-term changes. At December 31, 1996, total cross-border net outstandings in Brazil consisted primarily of Brady bonds and short-term investments amounting to approximately $799 million, or 1.53% of total assets, all of which were on a performing basis. Cross-border net outstandings in Brazil at December 31, 1996 consisted of approximately $734 million of the public sector, $10 million of the private bank sector and $55 million of the private non-bank sector, respectively. At December 31, 1995, total cross-border net outstandings in Brazilian investments amounted to approximately $681 million, or 1.55% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1995 consisted of approximately $603 million of the public sector, $45 million of the private bank sector and $33 million of the private non-bank sector. At December 31, 1994, total cross-border net outstandings in Brazilian investments amounted to approximately $569 million, or 1.39% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1994 consisted of approximately $355 million of the public sector, $188 million of the private bank sector and $26 million of the private non-bank sector.

  The following table presents an analysis of the changes in aggregate cross-border net outstandings discussed above.

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
                                                         (IN MILLIONS)
Aggregate outstandings at beginning of year........ $   681  $   569  $   226
Purchases of Brazilian Government securities and
 bank placements...................................     679      367      516
Sales of Brazilian Government securities and
 repayments at maturity............................    (543)    (252)    (215)
Other changes:
  Interest income accrued..........................      81       45       77
  Collections of accrued interest..................     (99)     (48)     (35)
                                                    -------  -------  -------
Aggregate outstandings at end of year.............. $   799  $   681  $   569
                                                    =======  =======  =======

                          RISK MANAGEMENT AND CONTROL

  In order to reduce uncertainty as to the level of future earnings and its book value, the Corporation manages several types of risks, principally credit and market risks. The Corporation seeks to control these risks by diversifying its exposures and activities among many instruments, markets, clients and geographic regions and by limiting its positions in various instruments and investments.

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

  The Risk Assessment Committee of the Corporation's Board of Directors oversees the identification, measurement and limitation of the risks relating to all activities of, and products offered by, the Corporation. Such committee's activities include review of risk management methodologies employed by management. The committee is supported by the Risk Assessment and Control Department, whose task is to develop and implement risk quantification and reporting mechanisms. This Department also monitors market-related risk exposure on a daily basis, reporting to management.

CREDIT RISK

  Credit risk for lending, trading and investment activities and products represents the possibility of loss to the Corporation if a borrower or counterparty fails to honor their commitment to repay contractual obligations. Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and control or limit these risks through its loan and investment policies, including obtaining collateral, and credit review procedures. Senior management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk averse nature of the Corporation.

  The Credit Review Committee of the Board of Directors periodically reviews and approves the Corporation's policies and procedures to define, measure and monitor the credit and settlement risks arising from the Corporation's diverse activities. Global limits are established to control these risks, and it is the responsibility of each operating unit to conduct its business activity within these prescribed limits. Any customer credit, currency or transaction exposure that exceeds established limits must be approved by senior management.

  Management's objective in establishing lending and investment standards is to minimize the risk of loss. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. In addition, the Corporation places particular emphasis on the matching of the maturity and interest rate sensitivity of assets and liabilities. By this policy, the Corporation seeks to minimize the effect of rate changes, largely externally influenced and difficult to control, on the portfolio and to limit its exposure primarily to credit risks over which it has more direct control. One technique which the Corporation utilizes to achieve these goals is to enter into interest rate contracts, including swaps, caps and collars, and currency swaps, each of which is designed to protect against interest rate or currency fluctuations. See "Liability and Asset Management", for additional information on interest rate management.

  The Credit Review Department provides an independent evaluation of the Corporation's credit exposures and assures ongoing credit quality by reviewing individual credits and concentrations, with a focus on operating units where risk is at a higher level, and monitoring of corrective action where necessary. Additionally, the Credit Review Department evaluates adherence to laws and regulations and to policies and established criteria as stated in the Corporation's Credit Policy Manual to assure compliance with such standards. The Credit Review Department also periodically prepares portfolio summaries for review by executive management and the Board of Directors. These reports are then submitted for consideration to certain members of executive management who determine the amount of loans to be charged off. The Executive Credit Committee subsequently reviews the loans to be charged off and ratifies executive management's decision. Rules and formulae relative to the adequacy of the allowance, although useful as guidelines to management, are not final determinants. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged off. Consistent with its policy of maintaining an adequate allowance for possible credit losses, management generally charges off a loan, or a portion thereof, when a loss is probable.

MARKET RISK

  Market risk is the possibility of a decline in value of the Corporation's assets (net of hedges) acquired in the course of its trading activities and asset-liability management. To manage market risk, the Corporation establishes limits for interest rate, foreign currency and other market exposures. An important tool in monitoring exposures and establishing limits for substantially all products offered is the estimation, under a range of assumptions, of the potential loss of current and future earnings on existing positions within the markets being measured.

  The Management Asset and Liability Committee provides a forum for reviewing the Corporation's liquidity profile and the market risk in its asset and liability management and trading positions. The Management Asset and Liability Committee regularly reviews the Corporation's market exposures and analyzes the effects of actual or projected changes in rates, prices or market liquidity on the value of these positions. Such committee also reviews the Corporation's liquidity profile by monitoring the differences in maturities between assets and liabilities and by analyzing the future level of funds required based on various assumptions, including its ability to liquidate investment and trading positions and its ability to access the markets for funds. See Note 19 of Notes to Consolidated Financial Statements below in this section of this Report.

                        CAPITAL RESOURCES AND LIQUIDITY

CAPITAL FINANCING POLICY

  The Corporation's policy is to obtain capital externally, when opportunities arise, if the cost of such capital is reasonable and the form is appropriate for the Corporation's needs and overall capital structure. In keeping with this policy, capital has been obtained externally on several occasions, although, at such times, the Corporation, relative to other major bank holding companies, was considered to be well capitalized.

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

CAPITAL TRANSACTIONS

  During 1996, the Corporation repurchased an aggregate of 2,062,586 shares of its Common Stock, of which 1,898,425 shares were repurchased pursuant to programs authorizing the purchase of up to 2,500,000 shares in the open market or in privately negotiated transactions and 164,161 shares were repurchased from employees pursuant to a one-time authorization to purchase up to 170,000 shares upon the vesting of their rights under the Corporation's restricted stock plans.

  In the fourth quarter of 1996, the Corporation issued an aggregate of $350 million principal amount of preferred securities through two wholly-owned subsidiary trusts formed by the Corporation. An issue of $150 million 7 3/4% preferred securities was sold by Republic New York Capital I and an issue of $200 million 7.53% preferred securities was sold by Republic New York Capital
II. Each issue of preferred securities qualifies as Tier I capital under risk-based capital guidelines and were sold to qualified institutional investors with the proceeds being used to purchase junior subordinated debt securities of the Corporation. A portion of the proceeds from these issues were used to redeem outstanding Remarketed Preferred stock with a liquidation value of $19.2 million during 1996 and $55.8 million in the first quarter of 1997. Also in the first quarter of 1997, the Corporation redeemed all 4 million outstanding shares of $1.9375 cumulative preferred stock with an aggregate stated value of $100 million.

  On June 26, 1995, the Corporation sold, in a public offering, 3 million shares of $1.8125 Cumulative Preferred Stock ($25 Stated Value) (the "Preferred Stock") with an aggregate stated value of $75 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received were used for general corporate purposes, including payment to holders of the $3.375 Cumulative Convertible Preferred Stock who, in connection with the Corporation's call for redemption described below, elected to redeem.

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

  The Bank has a $5.0 billion Global Note Program (the "Program") authorizing the periodic sale of notes, including through its overseas branches, or a certain wholly-owned subsidiary of the Bank. A group of major international securities dealers is participating in the Program. Notes may be issued for any maturity of 7 days or more, subject to regulatory compliance. Notes can be denominated in various currencies. Any notes issued will be direct, unconditional and unsecured general obligations of the Bank, or guaranteed by it and are not deposits insured by the FDIC. Any notes to be issued as part of the Program have been accepted for listing on the Luxembourg Stock Exchange. The Program has been rated F1+ and AA+ by Fitch Investors Service, Inc., A1+ and AA+ by I.B.C.A., Prime-1 and Aa1 by Moody's Investors Service, Inc., A1+ and AA by Standard & Poor's Ratings Group and D-1+ and AA+ by Duff & Phelps.

FINANCIAL RATIOS

  The following table presents financial ratios for each of the years in the five years ended December 31, 1996.

                                               YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                            1996   1995   1994   1993   1992
                                            -----  -----  -----  -----  -----
Average stockholders' equity as a
 percentage of average assets..............  6.41%  6.71%  6.38%  6.33%  6.43%
Returns based on net income:
  Average total stockholders' equity....... 13.44  10.36  12.87  12.73  11.95
  Average total assets.....................  0.86   0.70   0.82   0.81   0.77
Returns based on net income applicable to
 common stock:
  Average total common stockholders'
   equity.................................. 15.24  11.73  15.20  15.08  14.18
  Average total assets.....................  0.80   0.61   0.74   0.73   0.68

  The return on average stockholders' equity, based on net income, rose to 13.44% in 1996 from 10.36% in the prior year, and the return on average common stockholders' equity, based on net income applicable to common stock, rose to 15.24% in 1996 from 11.73% in the prior year, as net income and net income applicable to common stock rose 45.1% and 53.6%, respectively, in 1996 from 1995.

RISK-BASED CAPITAL AND LEVERAGE GUIDELINES

  The FRB has established guidelines that mandate risk-based capital requirements for bank holding companies. The guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit and derivative instruments) of 8.0%. At least half of the total capital ratio is to be composed of common equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, preferred securities less goodwill and intangible assets subject to certain minimums ("Tier 1" or "core capital"). The remainder may consist of limited amounts of subordinated debt, the balance of cumulative preferred stock and the allowance for credit losses ("Tier 2 capital").

  As a supplement to its risk-based capital ratios, the FRB established leverage capital standards based upon the definition of Tier 1 capital. These standards require the most highly-rated banks to maintain a minimum leverage capital ratio of at least 3.0% if they are not anticipating or experiencing any significant growth and meet certain other conditions. Each of the Corporation's banking subsidiaries complies with all applicable regulatory capital requirements.

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

                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                     (IN THOUSANDS)
Tier 1:
  Common stockholders' equity.............. $2,696,353  $2,507,570  $2,129,166
  Preferred stock..........................    325,000     325,000     422,500
  Equity of Safra Republic.................    784,691     738,643     688,018
  Mandatorily redeemable preferred
   securities of subsidiary trusts.........    350,000         --          --
  Other net--goodwill, minority interest
   and intangible assets...................   (359,472)    (87,328)    (88,792)
  Less:
    50% of investment in securities
     affiliate.............................    (39,953)    (41,774)    (44,586)
    50% of investment in unconsolidated
     subsidiaries..........................        --       (2,411)     (3,274)
                                            ----------  ----------  ----------
      Total tier 1.........................  3,756,619   3,439,700   3,103,032
                                            ----------  ----------  ----------
Tier 2:
  Qualifying preferred stock and perpetual
   capital notes...........................    380,800     400,000     400,000
  Qualifying long-term debt................  1,898,286   1,741,943   1,575,446
  Allowance for possible credit losses.....    343,049     294,879     243,433
  Less:
    50% of investment in securities
     affiliate.............................    (39,952)    (41,773)    (44,586)
    50% of investment in unconsolidated
     subsidiaries..........................        --       (2,411)     (3,273)
                                            ----------  ----------  ----------
      Total tier 2.........................  2,582,183   2,392,638   2,171,020
                                            ----------  ----------  ----------
        Total risk-based capital........... $6,338,802  $5,832,338  $5,274,052
                                            ==========  ==========  ==========
Risk-based Capital Ratios:
  Tier 1 risk-based capital ratio..........      13.80%      14.72%      16.17%
  Total risk-based capital ratio...........      23.28%      24.96%      27.49%
  Leverage ratio...........................       5.87%       6.24%       5.87%

  All of the above ratios exceed the minimum requirements of the FRB. It is expected that these ratios will decline slightly in the first quarter of 1997 as the Corporation has agreed to redeem $155.8 million of permanent preferred stock.

LIQUIDITY

  Of primary importance to depositors, creditors and regulators is the ability of the Corporation to have sufficient funds readily available to repay liabilities as they mature. In order to insure that funds are available at all times, the Corporation devotes substantial resources to projecting the amount of funds which will be required on a daily basis and maintains relationships with a diversity of sources so that funds are available on a global basis. Through its worldwide network, the Corporation obtains funds from a large and varied customer base that provides a stable source of "core" domestic demand and consumer deposits, and foreign office deposits. Other sources provide short-term borrowings, including the sale of commercial paper and long-term liabilities in the form of notes and debentures and common and preferred stock. Liquidity requirements also can be met through the disposition of short-term assets that are generally matched to the maturity of liabilities. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, trading account assets and precious metals. Average total liquid assets were approximately 22% of average total assets in 1996, compared to 29% and 27% in 1995 and 1994, respectively. In 1996, the Corporation invested in assets with longer term maturities. The Corporation's portfolio of securities available for sale of $13.0 billion at December 31, 1996, can be readily sold to meet any immediate cash flow obligations. In each of the last three years the Corporation used net cash flows from investing activities to increase asset growth. During 1996 and 1994 financing activities provided net cash flows of approximately $4.8 billion and $0.9 billion compared to net uses of approximately $100 million in 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

  The following audited consolidated financial statements and related documents are set forth in this Report on the following pages:

                                                                          PAGE
                                                                          ----
Consolidated Statements of Condition, December 31, 1996 and 1995.........  33
Consolidated Statements of Income, Years ended December 31, 1996, 1995 and 1994................................................................  34
Consolidated Statements of Changes in Stockholders' Equity, Years ended
 December 31, 1996, 1995 and 1994........................................  35
Consolidated Statements of Cash Flows, Years ended December 31, 1996,
 1995 and 1994...........................................................  36
Bank Consolidated Statements of Condition, Years ended December 31, 1996 and 1995................................................................  37
Notes to Consolidated Financial Statements...............................  38
Independent Auditors' Report on Financial Statements.....................  63
Report of Management.....................................................  64
Independent Accountants' Report on Management's Assertions
  Related to Internal Controls Over Financial Reporting..................  65

SUPPLEMENTARY DATA

  The following supplementary data are set forth in this Report on the following pages:

Five Year Consolidated Statements of Condition...........................  66
Five Year Consolidated Statements of Income..............................  67
Summary of Unaudited Quarterly Financial Information.....................  68

AFFILIATE FINANCIAL STATEMENTS

  The following audited financial statements of Safra Republic are set forth in this Report on the following pages:

Consolidated Statements of Condition, December 31, 1996 and 1995.........  69
Consolidated Statements of Income, Years ended December 31, 1996, 1995 and 1994................................................................  70
Consolidated Statements of Changes in Shareholders' Equity, Years ended
 1996, 1995 and 1994.....................................................  71
Consolidated Statements of Cash Flows, Years ended December 31, 1996,
 1995 and 1994...........................................................  72
Notes to Consolidated Financial Statements...............................  73
Independent Auditors' Report.............................................  88

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks..............................  $   710,183  $   675,683
Interest-bearing deposits with banks (note 20).......    5,909,195    6,094,495
Precious metals (note 4).............................    1,231,319    1,250,038
Securities held to maturity (approximate market value
 of $8,144,518 in 1996 and
 $4,595,454 in 1995).................................    8,135,068    4,487,022
Securities available for sale (at approximate market
 value) (note 20)....................................   13,040,445   11,751,523
                                                       -----------  -----------
    Total investment securities (note 3).............   21,175,513   16,238,545
Trading account assets (note 4)......................    4,807,788    4,035,606
Federal funds sold and securities purchased under
 resale agreements...................................    2,109,109    1,749,268
Loans (net of unearned income of $25,306 in 1996 and
 $34,988 in 1995) (notes 5, 6 and 20)................   11,721,936    9,843,960
Allowance for possible credit losses (note 6)........     (350,358)    (300,593)
Customers' liability on acceptances..................      938,615      818,007
Accounts receivable and accrued interest.............    2,108,318    1,946,077
Investment in affiliate (note 7).....................      806,274      722,466
Premises and equipment (note 8)......................      469,231      436,771
Other assets (note 13)...............................      661,728      371,231
                                                       -----------  -----------
    Total assets.....................................  $52,298,851  $43,881,554
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
  In domestic offices................................  $ 2,296,267  $ 1,740,035
  In foreign offices.................................      177,675      160,133
Interest-bearing deposits:
  In domestic offices................................   12,559,554    8,471,452
  In foreign offices.................................   16,692,083   14,548,013
                                                       -----------  -----------
    Total deposits (note 20).........................   31,725,579   24,919,633
Trading account liabilities (notes 4 and 20).........    4,402,085    3,719,651
Short-term borrowings (notes 9 and 20)...............    5,446,841    3,890,768
Acceptances outstanding..............................      939,598      819,766
Accounts payable and accrued expenses................    1,405,822    2,840,048
Due to factored clients..............................      604,686      528,684
Other liabilities....................................      218,910      193,645
Long-term debt (notes 10 and 20).....................    1,498,710    1,555,111
Subordinated long-term debt and perpetual capital
 notes (note 10).....................................    2,400,000    2,406,440
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts
 holding solely junior subordinated debt securities
 (note 11)...........................................      350,000          --
Commitments and contingent liabilities (note 17)
Stockholders' equity (notes 12 and 15):
  Cumulative preferred stock, no par value 8,502,308
   shares outstanding in 1996 and
   8,502,500 in 1995.................................      555,800      575,000
  Common stock, $5 par value 150,000,000 shares
   authorized; 55,009,549 shares
   outstanding in 1996 and 56,259,563 in 1995........      275,048      281,298
  Surplus............................................      502,425      590,008
  Retained earnings..................................    1,918,880    1,636,264
  Net unrealized appreciation (depreciation) on
   securities available for sale, net of taxes.......       54,467      (74,762)
                                                       -----------  -----------
    Total stockholders' equity.......................    3,306,620    3,007,808
                                                       -----------  -----------
    Total liabilities and stockholders' equity.......  $52,298,851  $43,881,554
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                             1996         1995         1994
                                         ------------ ------------ ------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans.............  $    919,230 $    749,719 $    696,816
Interest on deposits with banks........       376,030      526,185      414,294
Interest and dividends on investment
 securities:
  Taxable..............................     1,279,226      927,740      871,785
  Exempt from federal income taxes.....        93,257       89,744       76,783
Interest on trading account assets.....        67,279       55,736       55,736
Interest on federal funds sold and
 securities purchased under resale
 agreements............................        98,061       97,547       57,915
                                         ------------ ------------ ------------
    Total interest income..............     2,833,083    2,446,671    2,173,329
                                         ------------ ------------ ------------
INTEREST EXPENSE:
Interest on deposits...................     1,282,205    1,138,075      827,790
Interest on short-term borrowings......       333,075      218,804      218,529
Interest on long-term debt.............       255,618      270,893      280,536
                                         ------------ ------------ ------------
    Total interest expense.............     1,870,898    1,627,772    1,326,855
                                         ------------ ------------ ------------
NET INTEREST INCOME....................       962,185      818,899      846,474
Provision for credit losses (note 6)...        32,000       12,000       19,000
                                         ------------ ------------ ------------
Net interest income after provision for
 credit losses.........................       930,185      806,899      827,474
                                         ------------ ------------ ------------
OTHER OPERATING INCOME:
Income from precious metals (note 4)...        24,700       38,049       50,930
Foreign exchange trading income (note
 4)....................................        98,165      113,051       91,028
Trading account profits and commissions
 (note 4)..............................        52,941       24,746       27,357
Investment securities gains, net (note
 3)....................................        23,247       25,663       14,971
Net gain on loans sold or held for
 sale..................................           974        6,765        1,763
Commission income......................        71,393       56,935       57,297
Equity in earnings of affiliate (note
 7)....................................        93,418       79,481       77,376
Other income...........................        81,277       68,191       65,646
                                         ------------ ------------ ------------
    Total other operating income.......       446,115      412,881      386,368
                                         ------------ ------------ ------------
OTHER OPERATING EXPENSES:
Salaries...............................       256,002      237,414      238,825
Employee benefits (note 15)............       164,099      144,202      142,358
Occupancy, net (notes 8 and 17)........        72,692       57,975       55,425
Restructuring and related charges (note
 14)...................................           --       120,000       17,000
Other expenses.........................       292,961      262,074      267,868
                                         ------------ ------------ ------------
    Total other operating expenses.....       785,754      821,665      721,476
                                         ------------ ------------ ------------
INCOME BEFORE INCOME TAXES.............       590,546      398,115      492,366
Income taxes (note 13).................       171,706      109,466      152,358
                                         ------------ ------------ ------------
NET INCOME.............................  $    418,840 $    288,649 $    340,008
                                         ============ ============ ============
NET INCOME APPLICABLE TO COMMON STOCK..  $    387,322 $    252,182 $    305,598
                                         ============ ============ ============
Net income per common share:
  Primary..............................  $       6.97 $       4.66 $       5.79
  Fully diluted........................          6.97         4.59         5.61
Average common shares outstanding:
  Primary..............................        55,595       54,060       52,736
  Fully diluted........................        55,595       56,199       56,534

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
CUMULATIVE PREFERRED STOCK:
Balance at beginning of year..............  $  575,000  $  672,500  $  556,425
Redemption of 192 shares of remarketed
 preferred stock..........................     (19,200)        --          --
Issuance of 3,000,000 shares of $1.8125
 cumulative preferred stock in 1995 and
 1,500,000 shares of adjustable rate
 cumulative preferred stock, series D in
 1994.....................................         --       75,000     150,000
Redemption of 3,450,000 shares of $3.375
 cumulative convertible preferred stock in
 1995 and 678,500 shares of floating rate
 series B preferred stock in 1994.........         --     (172,500)    (33,925)
                                            ----------  ----------  ----------
Balance at end of year....................  $  555,800  $  575,000  $  672,500
                                            ==========  ==========  ==========
COMMON STOCK:
Balance at beginning of year..............  $  281,298  $  263,106  $  263,516
Net issuance under stock option,
 restricted stock and restricted stock
 election plans of 812,572 shares in 1996,
 497,975 shares in 1995 and 775,825 shares
 in 1994..................................       4,063       2,490       3,879
Retirement of 2,062,586 shares in 1996,
 382,936 shares in 1995 and
 857,941 shares in 1994...................     (10,313)     (1,915)     (4,289)
Issuance of 3,523,369 shares upon
 conversion of $3.375 cumulative
 convertible preferred stock..............         --       17,617         --
                                            ----------  ----------  ----------
Balance at end of year....................  $  275,048  $  281,298  $  263,106
                                            ==========  ==========  ==========
SURPLUS:
Balance at beginning of year..............  $  590,008  $  437,653  $  459,713
Net issuance of common stock under stock
 option, restricted stock and restricted
 stock election plans of 812,572 shares in
 1996, 497,975 shares in 1995 and
 775,825 shares in 1994...................      36,719      20,276      17,700
Treasury stock transactions of affiliate..        (891)     (1,568)       (326)
Retirement of 2,062,586 common shares in
 1996, 382,936 shares in 1995 and 857,941
 shares in 1994...........................    (123,411)    (16,506)    (35,451)
Cost of issuing preferred stock...........         --       (2,437)     (3,983)
Issuance of 3,523,369 common shares upon
 conversion of $3.375 cumulative
 convertible preferred stock..............         --      152,590         --
                                            ----------  ----------  ----------
Balance at end of year....................  $  502,425  $  590,008  $  437,653
                                            ==========  ==========  ==========
RETAINED EARNINGS:
Balance at beginning of year..............  $1,636,264  $1,457,609  $1,204,818
Net income................................     418,840     288,649     340,008
Foreign currency translation, net of
 taxes....................................     (20,399)      4,578      16,812
Dividends declared on common stock........     (84,307)    (78,193)    (69,619)
Dividends declared on issues of preferred
 stock....................................     (31,518)    (36,379)    (34,410)
                                            ----------  ----------  ----------
Balance at end of year....................  $1,918,880  $1,636,264  $1,457,609
                                            ==========  ==========  ==========
NET UNREALIZED APPRECIATION (DEPRECIATION)
 ON SECURITIES
AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year..............  $  (74,762) $ (191,480) $  262,750
Unrealized appreciation (depreciation)....     209,133     172,093    (735,276)
Income tax (expense) benefit..............     (79,904)    (55,375)    281,046
                                            ----------  ----------  ----------
Balance at end of year....................  $   54,467  $  (74,762) $ (191,480)
                                            ==========  ==========  ==========
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of year..............  $3,007,808  $2,639,388  $2,747,222
Net changes during the year...............     298,812     368,420    (107,834)
                                            ----------  ----------  ----------
Balance at end of year....................  $3,306,620  $3,007,808  $2,639,388
                                            ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            1996         1995         1994
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................  $   418,840  $   288,649  $   340,008
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization, net...       88,478       73,428       58,120
  Provision for credit losses..........       32,000       12,000       19,000
  Investment securities gains, net.....      (23,247)     (25,663)     (14,971)
  Net gain on loans sold or held for
   sale................................         (974)      (6,765)      (1,763)
  Restructuring and related charges....          --        73,821       16,395
  Equity in earnings of affiliate......      (93,418)     (79,481)     (77,376)
  Net change in precious metals........       18,719      206,231     (338,659)
  Net change in trading accounts.......      (89,748)     140,088      561,111
  Net change in accounts receivable and
   accrued interest....................     (519,493)     180,605      329,716
  Net change in accounts payable and
   accrued expenses....................     (367,486)     276,760   (1,102,251)
  Other, net...........................     (162,574)     (85,115)     (31,061)
                                         -----------  -----------  -----------
Net cash provided by (used in)
 operating activities..................     (698,903)   1,054,558     (241,731)
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks...      363,800    4,147,566   (4,895,414)
Federal funds sold and securities
 purchased under resale agreements.....      290,159     (625,343)   1,198,540
Short-term investments.................      (46,049)    (111,925)    (157,230)
Purchases of securities held to
 maturity..............................   (3,167,356)    (236,646)    (130,840)
Proceeds from maturities of securities
 held to maturity......................      686,471      406,711      261,107
Purchases of securities available for
 sale..................................   (6,481,359)  (6,752,227)  (3,803,755)
Proceeds from sales of securities
 available for sale....................    2,002,799    1,461,195    3,883,180
Proceeds from maturities of securities
 available for sale....................    3,523,480    1,664,475    3,058,742
Loans..................................     (811,415)  (1,125,115)     119,360
Payment for purchase of Brooklyn
 Bancorp, Inc., net of cash received...     (486,002)         --           --
Investment in affiliate................       30,296       28,133       23,805
                                         -----------  -----------  -----------
Net cash used in investing activities..   (4,095,176)  (1,143,176)    (442,505)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits...............................    3,188,607    2,193,950      (74,821)
Short-term borrowings..................    1,533,114   (1,078,626)     804,975
Due to factored clients................       76,002     (151,326)      65,461
Proceeds from issuance of long-term
 debt..................................      427,136      270,970      490,933
Repayment of long-term debt............     (489,159)  (1,295,600)    (492,003)
Proceeds from issuance of subordinated
 long-term debt........................      100,000          --       200,000
Repayment of subordinated long-term
 debt..................................     (100,000)         --       (66,000)
Company-obligated mandatorily
 redeemable preferred securities of
 subsidiary
 trusts holding solely junior
 subordinated debt securities..........      350,000          --           --
Net proceeds from issuance of
 cumulative preferred stock............          --        72,563      146,017
Repurchase of cumulative preferred
 stock.................................      (19,200)         --       (33,925)
Repurchase of common stock.............     (133,724)     (18,421)     (39,740)
Cash dividends paid....................     (115,136)    (113,431)     (98,856)
Other, net.............................       18,803       22,342       32,892
                                         -----------  -----------  -----------
Net cash provided by (used in)
 financing activities..................    4,836,443      (97,579)     934,933
Effect of exchange rate changes on cash
 and due from banks....................       (7,864)      (5,362)     (20,088)
                                         -----------  -----------  -----------
Net (decrease) increase in cash and due
 from banks............................       34,500     (191,559)     230,609
Cash and due from banks at beginning of
 year..................................      675,683      867,242      636,633
                                         -----------  -----------  -----------
Cash and due from banks at end of
 year..................................  $   710,183  $   675,683  $   867,242
                                         ===========  ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest...........................  $ 1,910,818  $ 1,632,989  $ 1,268,041
    Income taxes.......................      115,981       88,347      105,364
  Transfers from securities available
   for sale to securities held to
   maturity............................    1,009,550          --     3,862,350
  Transfers from securities held to
   maturity to securities available for
   sale................................          --     1,391,750          --

          See accompanying notes to consolidated financial statements.

                       REPUBLIC NATIONAL BANK OF NEW YORK

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks..............................  $   668,596  $   633,621
Interest-bearing deposits with banks.................    5,811,949    5,962,065
Precious metals......................................    1,231,319    1,250,038
Securities held to maturity (approximate market value
 of $7,893,991 in 1996 and
 $4,395,472 in 1995).................................    7,839,329    4,292,649
Securities available for sale (at approximate market
 value)..............................................   10,894,777   10,036,416
                                                       -----------  -----------
    Total investment securities......................   18,734,106   14,329,065
Trading account assets...............................    4,620,335    3,947,294
Federal funds sold and securities purchased under
 resale agreements...................................    2,039,987    1,679,268
Loans (net of unearned income of $24,944 in 1996 and
 $34,988 in 1995)....................................   10,722,022    8,999,601
Allowance for possible credit losses.................     (326,105)    (274,109)
Customers' liability on acceptances..................      937,114      816,683
Accounts receivable and accrued interest.............      707,585    1,051,723
Investment in affiliate (note 7).....................      806,274      722,466
Premises and equipment...............................      405,926      387,589
Other assets.........................................      593,792      319,425
                                                       -----------  -----------
    Total assets.....................................  $46,952,900  $39,824,729
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Noninterest-bearing deposits:
  In domestic offices................................  $ 2,182,618  $ 1,662,722
  In foreign offices.................................      179,250      162,085
Interest-bearing deposits:
  In domestic offices................................   12,354,338    8,287,291
  In foreign offices.................................   17,325,808   15,213,910
                                                       -----------  -----------
    Total deposits...................................   32,042,014   25,326,008
Trading account liabilities..........................    4,314,640    3,719,639
Short-term borrowings................................    3,579,807    2,873,499
Acceptances outstanding..............................      938,097      818,441
Accounts payable and accrued expenses................      795,743    2,161,828
Other liabilities....................................      142,869      127,340
Long-term debt.......................................    1,390,226    1,355,111
Subordinated long-term debt, primarily with parent...      575,000      681,440
Stockholder's equity (note 21):
  Common stock, $100 par value 4,800,000 shares
   authorized; 4,000,000 shares outstanding in 1996
   and 3,550,000 in 1995.............................      400,000      355,000
  Surplus............................................    1,631,834    1,492,278
  Retained earnings..................................    1,109,513      990,194
  Net unrealized appreciation (depreciation) on
   securities available for sale, net of taxes.......       33,157      (76,049)
                                                       -----------  -----------
  Total stockholder's equity.........................    3,174,504    2,761,423
                                                       -----------  -----------
  Total liabilities and stockholder's equity.........  $46,952,900  $39,824,729
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Republic New York Corporation (the "Corporation") is a United States based bank holding company that provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. In addition to its domestic business, the Corporation is active in international banking where it operates principally as a wholesale bank. The Corporation conducts its business activities in many countries and regions throughout the world and is not dependent on any one market, geographic area, customer or industry segment. However, the negative effects of economic and political events both within and outside the United States cannot be predicted.

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

  B. Foreign Operations. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange generally prevailing at year end. Revenue and expense accounts are generally translated at average exchange rates for the year. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is the U.S. dollar, including those financial statements of operations in highly inflationary economies, are included in other income or other expenses together with net gains or losses from related hedges. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is not the U.S. dollar are a component of retained earnings, net of related hedging results, on an after tax basis.

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

  D. Investment Securities. The Corporation designates an investment security and any related hedge as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes debt securities, which are carried at amortized cost, that the Corporation has the positive intent and ability to hold to maturity. The available for sale classification includes debt and equity securities which are carried at estimated fair value. Unrealized gains or losses on securities available for sale and derivative instruments used to hedge these securities are included as a separate component of stockholders' equity, net of tax effect. Gains or losses on sales of securities are recognized by the specific identification method and are recorded in investment securities gains, net.

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

  Non-accrual loans are those loans (other than factored trade accounts receivable, consumer installment and residential mortgage loans) on which the accrual of interest ceases when principal or interest payments are past due 90 days. A loan may be placed on a non-accrual status prior to the 90-day period if, in management's opinion, conditions warrant. When a loan is placed on a non-accrual basis, all accrued interest receivable is reversed and charged against current interest income except in instances where it is expected to be paid in full. Thereafter, interest income on non-accrual loans is recorded only when received in cash.

  Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy or foreclosure proceedings are instituted. Any accrued interest receivable remains in interest income as an obligation of the borrower. The Corporation charges off any consumer installment loan which is past due 90 days.

  On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 applies to all loans except large groups of small-balance homogeneous loans that are collectively evaluated for impairment and certain other loans. The Corporation's impaired loans under SFAS No. 114 include loans with principal balances of $500,000 or more and is generally applied to nonaccrual commercial loans and renegotiated loans. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Such loans have been placed on non-accrual status either because interest or principal are past due or, based on management's judgment, the Corporation does not expect to receive all principal and interest in accordance with the terms of the loan agreements. Impaired loans are measured based on either an estimate of the present value of expected future cash flows at a loan's effective interest rate, the loan's market value or the fair value of collateral if the loan is collateral dependent. Interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

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

  Precious metals activities include arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals, outstanding open positions in contracts for forward delivery, option contracts and precious metals loans and borrowings are revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference between the fixed forward contract price and cost is accreted into income from precious metals ratably over the life of the contracts.

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

  H. Allowance for Possible Credit Losses. The allowance for possible credit losses is increased by provisions charged to operating expense and decreased by charge-offs, net of recoveries. The provision for credit losses is based on the Corporation's past credit loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible credit losses. Such other factors considered by management include the composition of the Corporation's credit exposure and worldwide economic conditions.

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

  J. Other Assets. On January 1, 1996, the Corporation adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effects of initially adopting this SFAS were not material to the Corporation's results of operations.

  K. Income Taxes. The Corporation files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. The earnings of the Corporation's foreign subsidiaries were not subject to U.S. income taxes for taxable years beginning prior to 1987, except to the extent that they were remitted as dividends. The undistributed earnings prior to 1987 of the Corporation's foreign subsidiaries are expected to be reinvested indefinitely in the subsidiaries' operations; accordingly, no provision has been made for such undistributed earnings.

  L. Earnings Per Common Share. Primary earnings per common share are computed by dividing net income, less preferred stock dividend requirements ("net income applicable to common stock"), by the average number of common shares outstanding during each of the years.

  Fully diluted earnings per common share are computed by dividing net income applicable to common stock, after adding back the dividends on the convertible preferred stock, by adjusted average common shares outstanding. The average number of common shares outstanding is adjusted for the assumed conversion of the outstanding convertible preferred stock from the date of issuance to the actual date of conversion and the additional shares assumed to be issued under stock option plans, if dilutive.

  M. Reclassification. Certain amounts from prior years have been reclassified to conform with 1996 classifications.

2. ACQUISITION OF BROOKLYN BANCORP, INC.

  On February 29, 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc. ("BBI") and its wholly-owned subsidiary, CrossLand Federal Savings Bank ("CrossLand"), which was merged into the Bank. The Corporation purchased all of the common stock and common stock equivalents of BBI at $41.50 for a total consideration of approximately $530 million. The acquisition was accounted for as a purchase and BBI's results are included from the date of acquisition. The excess of cost over the market value of net assets acquired, goodwill, amounted to $172.4 million at December 31, 1996 and is being amortized to expense on a straight-line basis over a life of fifteen years. Approximately $452 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the Federal Deposit Insurance Corporation (FDIC). Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998. On the date of acquisition, BBI had total assets of approximately $4.1 billion, including investment securities of $2.0 billion and loans of $1.3 billion, total deposits of approximately $3.6 billion and 30 branches in the New York metropolitan area.

  The following unaudited pro forma condensed results of operations for the year ended December 31, 1995 have been prepared after giving effect to the purchase of BBI as if it had been consummated on January 1, 1995. Pro forma information for 1996 is not presented, since the results are substantially the same as the actual amounts reported by the Corporation. The pro forma information may not be indicative of the results that actually would have occurred if the purchase had been consummated on that date.

                                              YEAR ENDED DECEMBER 31, 1995
                                          -------------------------------------
                                               REPORTED          PRO FORMA
                                          ------------------ ------------------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Total operating revenue.................. $        2,859,552 $        3,141,473
Net income............................... $          288,649 $          299,178
Net income per common share:
  Primary................................ $             4.66 $             4.86
  Fully diluted.......................... $             4.59 $             4.78

3. INVESTMENT SECURITIES

  The following table presents information related to the Corporation's portfolio of securities held to maturity and available for sale at respective year ends.

                                          SECURITIES HELD TO MATURITY
                                    -----------------------------------------
                                                      1996
                                    -----------------------------------------
                                                GROSS UNREALIZED   ESTIMATED
                                       BOOK    ------------------    MARKET
                                      VALUE     GAINS   (LOSSES)     VALUE
                                    ---------- -------- ---------  ----------
                                                 (IN THOUSANDS)
U.S. Government and federal agency
 obligations....................... $7,441,501 $ 90,673 $ (71,608) $7,460,566
Obligations of U.S. states and
 political subdivisions............    693,567   40,995    (1,639)    732,923
Interest rate swaps................        --       --    (48,971)    (48,971)
                                    ---------- -------- ---------  ----------
                                    $8,135,068 $131,668 $(122,218) $8,144,518
                                    ========== ======== =========  ==========

                                        SECURITIES AVAILABLE FOR SALE
                                  -------------------------------------------
                                                     1996
                                  -------------------------------------------
                                               GROSS UNREALIZED      BOOK/
                                   AMORTIZED  ------------------    MARKET
                                     COST      GAINS   (LOSSES)      VALUE
                                  ----------- -------- ---------  -----------
                                                (IN THOUSANDS)
U.S. Government and federal
 agency obligations.............. $ 4,962,769 $ 31,380 $ (12,124) $ 4,982,025
Obligations of U.S. states and
 political subdivisions..........       8,635      --         (2)       8,633
Domestic debt securities.........   3,686,608   10,500    (5,203)   3,691,905
Foreign debt securities..........   3,523,598  146,362    (6,773)   3,663,187
Equity securities................     769,188   22,452   (13,113)     778,527
Interest rate swaps..............         --       --    (83,832)     (83,832)
                                  ----------- -------- ---------  -----------
                                  $12,950,798 $210,694 $(121,047) $13,040,445
                                  =========== ======== =========  ===========

  During 1996, the Corporation transferred securities with a book value and approximate market value of $1.0 billion from available for sale to held to maturity.

  Investment securities having a carrying value of approximately $2.8 billion at December 31, 1996, were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                           SECURITIES HELD TO MATURITY
                                     ----------------------------------------
                                                      1995
                                     ----------------------------------------
                                                GROSS UNREALIZED   ESTIMATED
                                        BOOK    -----------------    MARKET
                                       VALUE     GAINS   (LOSSES)    VALUE
                                     ---------- -------- --------  ----------
                                                 (IN THOUSANDS)
U.S. Government and federal agency
 obligations........................ $3,783,573 $150,879 $ (8,133) $3,926,319
Obligations of U.S. states and
 political subdivisions.............    703,449   52,169   (1,020)    754,598
Interest rate swaps.................        --       --   (85,463)    (85,463)
                                     ---------- -------- --------  ----------
                                     $4,487,022 $203,048 $(94,616) $4,595,454
                                     ========== ======== ========  ==========

                                        SECURITIES AVAILABLE FOR SALE
                                  -------------------------------------------
                                                     1995
                                  -------------------------------------------
                                               GROSS UNREALIZED      BOOK/
                                   AMORTIZED  ------------------    MARKET
                                     COST      GAINS   (LOSSES)      VALUE
                                  ----------- -------- ---------  -----------
                                                (IN THOUSANDS)
U.S. Government and federal
 agency obligations.............. $ 5,768,745 $ 56,788 $ (14,567) $ 5,810,966
Domestic debt securities.........   2,483,246   11,595    (3,846)   2,490,995
Foreign debt securities..........   2,930,613   80,108   (58,322)   2,952,399
Equity securities................     635,819   21,851   (23,636)     634,034
Interest rate swaps..............         --       --   (136,871)    (136,871)
                                  ----------- -------- ---------  -----------
                                  $11,818,423 $170,342 $(237,242) $11,751,523
                                  =========== ======== =========  ===========

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

  The following table presents information for investments in securities held to maturity and securities available for sale at December 31, 1996, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                         SECURITIES HELD TO MATURITY   SECURITIES AVAILABLE FOR SALE
                         ------------------------------------------------------------
                             BOOK        ESTIMATED       AMORTIZED     BOOK/MARKET
                            VALUE       MARKET VALUE        COST          VALUE
                         ------------- ------------------------------ ---------------
                                              (IN THOUSANDS)
Due in one year or
 less................... $         --   $         --   $    1,233,199 $    1,235,316
Due after one year
 through five years.....        39,324         42,457       2,166,186      2,192,255
Due after five years
 through ten years......        63,459         71,172       1,740,582      1,810,700
Due after ten years.....       599,749        628,616       4,480,565      4,547,557
Mortgage-backed
 securities.............     7,432,536      7,451,244       3,330,266      3,338,449
Interest rate swaps.....           --         (48,971)            --         (83,832)
                         -------------  -------------  -------------- --------------
                         $   8,135,068  $   8,144,518  $   12,950,798 $   13,040,445
                         =============  =============  ============== ==============

  Mortgage-backed securities included in the tables above in held to maturity and available for sale have estimated average lives, based on year end market conditions, of approximately 8.6 years and 6.8 years, respectively. Mortgage-backed securities held to maturity include a mark-to-market writedown of $65.8 million that is reported in the separate component of stockholders' equity related to securities that were transferred from available for sale in 1994.

  The following table presents the components of net investment securities gains and losses attributable to securities held to maturity and securities available for sale for each of the years in the three-year period ended December 31, 1996.

                                    1996                      1995                       1994
                          ------------------------- ------------------------- ---------------------------
                               GROSS                     GROSS                      GROSS
                          ----------------    NET   ----------------    NET   ------------------    NET
                           GAINS  (LOSSES)   GAINS   GAINS  (LOSSES)   GAINS   GAINS   (LOSSES)    GAINS
                          ------- --------  ------- ------- --------  ------- -------- ---------  -------
                                                         (IN THOUSANDS)
Securities held to
 maturity:
  Maturities, calls and
   mandatory
   redemptions..........  $ 1,986 $    (89) $ 1,897 $ 3,912 $   (747) $ 3,165 $  3,294 $    (222) $ 3,072
Securities available for
 sale:
  Sales of securities...   56,098  (36,072)  20,026  31,445  (12,131)  19,314  129,074  (117,846)  11,228
  Maturities, calls and
   mandatory
   redemptions..........    2,573   (1,249)   1,324   3,722     (538)   3,184      716       (45)     671
                          ------- --------  ------- ------- --------  ------- -------- ---------  -------
                          $60,657 $(37,410) $23,247 $39,079 $(13,416) $25,663 $133,084 $(118,113) $14,971
                          ======= ========  ======= ======= ========  ======= ======== =========  =======

4. PRECIOUS METALS, TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

  The following table sets forth the Corporation's precious metals trading account and the composition of trading account assets and trading account liabilities at respective year ends.

                                                            1996       1995
                                                         ---------- ----------
                                                            (IN THOUSANDS)
Precious metals (including derivatives related balances
 of $255,017 in 1996 and $152,932 in 1995).............. $1,231,319 $1,250,038
                                                         ========== ==========
Trading account assets:
  U.S. Government obligations........................... $  365,534 $  534,258
  U.S. Government agency obligations....................    115,661     68,218
  Other, primarily foreign bonds........................    997,054    301,255
  Unrealized gains on derivative financial instruments..  3,329,539  3,131,875
                                                         ---------- ----------
                                                         $4,807,788 $4,035,606
                                                         ========== ==========
Trading account liabilities:
  Securities sold, not yet purchased.................... $  327,827 $   12,243
  Payables for precious metals..........................    510,299    500,889
  Unrealized losses on derivative financial
   instruments..........................................  3,563,959  3,206,519
                                                         ---------- ----------
                                                         $4,402,085 $3,719,651
                                                         ========== ==========

  Trading income is generated by the Corporation's participation in the foreign exchange and precious metals markets and by its activities as an international dealer in other derivative contracts, including interest rate swaps, and from trading securities. The Corporation reports the net trading income from each of these activities, which includes mark-to-market adjustments and any related direct trading expenses, on the statement of income as foreign exchange trading income, income from precious metals and trading account profits and commissions, respectively.

  The following table presents net trading income related to the Corporation's trading activities for each of the last three years.

                                                  1996     1995      1994
                                                -------- --------  --------
                                                        (IN THOUSANDS)
Income from precious metals.................... $ 24,700 $ 38,049  $ 50,930
Foreign exchange trading income................   98,165  113,051    91,028
Trading account profits and commissions:
  Debt securities and loans....................   15,802   25,546   (10,276)
  Interest rate futures, forwards and swaps,
   and commodity, equity and
   other derivative contracts..................   37,139     (800)   37,633
                                                -------- --------  --------
    Total trading account profits and
     commissions...............................   52,941   24,746    27,357
                                                -------- --------  --------
Total trading income........................... $175,806 $175,846  $169,315
                                                ======== ========  ========

  The following tables present information related to the fair value, after the effect of netting agreements, which is also the carrying value, of derivative instruments held for trading purposes.

                                            AVERAGE FAIR
                                            VALUE DURING      FAIR VALUE AT
                                                1996        DECEMBER 31, 1996
                                            ------------- ----------------------
                                               ASSETS
                                            (LIABILITIES)   ASSETS   LIABILITIES
                                            ------------- ---------- -----------
                                                       (IN THOUSANDS)
Interest rate:
  Futures and forwards.....................   $   3,738   $   18,695 $   21,460
  Swaps....................................      49,536      797,330    796,696
  Options written..........................    (148,871)         --     117,787
  Options purchased........................     179,502      150,440        --
                                              ---------   ---------- ----------
                                              $  83,905   $  966,465 $  935,943
                                              =========   ========== ==========
Foreign exchange:
  Spot, swaps, futures and forwards........   $  16,125   $1,681,277 $1,514,712
  Options written..........................    (385,368)         --     706,555
  Options purchased........................     368,845      657,054        --
                                              ---------   ---------- ----------
                                              $    (398)  $2,338,331 $2,221,267
                                              =========   ========== ==========
Other-principally precious metals:
  Swaps, futures and forwards..............   $  (3,931)  $  201,472 $  301,810
  Options written..........................     (45,318)         --     104,939
  Options purchased........................      33,237       78,288        --
                                              ---------   ---------- ----------
                                              $ (16,012)  $  279,760 $  406,749
                                              =========   ========== ==========
                                            AVERAGE FAIR
                                            VALUE DURING       FAIR VALUE AT
                                                1995        DECEMBER 31, 1995
                                            ------------- ----------------------
                                               ASSETS
                                            (LIABILITIES)   ASSETS   LIABILITIES
                                            ------------- ---------- -----------
                                                       (IN THOUSANDS)
Interest rate:
  Futures and forwards.....................   $  24,768   $    7,078 $   36,719
  Swaps....................................     104,339      742,583    784,671
  Options written..........................    (275,127)         --     200,397
  Options purchased........................     329,858      302,035        --
                                              ---------   ---------- ----------
                                              $ 183,838   $1,051,696 $1,021,787
                                              =========   ========== ==========
Foreign exchange:
  Spot, swaps, futures and forwards........   $  27,506   $1,405,691 $1,332,608
  Options written..........................    (476,767)         --     638,400
  Options purchased........................     479,881      658,307        --
                                              ---------   ---------- ----------
                                              $  30,620   $2,063,998 $1,971,008
                                              =========   ========== ==========
Other-principally precious metals:
  Swaps, futures and forwards..............   $   4,674   $   97,548 $  142,051
  Options written..........................     (50,147)         --      71,673
  Options purchased........................      46,550       71,565        --
                                              ---------   ---------- ----------
                                              $   1,077   $  169,113 $  213,724
                                              =========   ========== ==========

5. LOANS

  The following table sets forth the composition of the Corporation's loan portfolio at respective year ends.

                                                           1996         1995
                                                        -----------  ----------
                                                            (IN THOUSANDS)
Domestic:
  Real estate--residential mortgage.................... $ 1,832,850  $1,171,158
  Real estate--commercial..............................   2,116,627   1,791,693
  Banks and other financial institutions...............      45,112      28,291
  Broker loans.........................................   1,051,472   1,086,530
  Commercial and industrial............................   1,855,251   2,004,783
  Individuals..........................................     200,607     389,520
  All other............................................     400,705     187,360
Foreign................................................   4,244,618   3,219,613
                                                        -----------  ----------
                                                         11,747,242   9,878,948
  Less unearned income.................................     (25,306)    (34,988)
                                                        -----------  ----------
Loans, net of unearned income.......................... $11,721,936  $9,843,960
                                                        ===========  ==========

6. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  The Corporation's allowance for possible credit losses is determined by management, based on previous credit loss experience, prevailing and anticipated economic conditions and the composition of the loan portfolio, all of which are continuously reviewed. The allowance is viewed by management to be an adequate, single, unallocated reserve, available for potential credit losses. To comply with regulatory reporting requirements, management has allocated the allowance for possible credit losses between domestic and foreign components. By such allocation, management does not intend to imply that future charge-offs will necessarily follow the same pattern or that any portion of such allowance is restricted in any way.

  Changes in the Corporation's allowance for possible credit losses applicable to domestic and foreign operations for each of the years in the three-year period ended December 31, 1996 were as follows:


                                     1996                          1995                          1994
                          ----------------------------  ----------------------------  ----------------------------
                          DOMESTIC  FOREIGN    TOTAL    DOMESTIC  FOREIGN    TOTAL    DOMESTIC  FOREIGN    TOTAL
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                           (IN THOUSANDS)
Balance, January 1......  $166,733  $133,860  $300,593  $191,887  $127,333  $319,220  $189,499  $122,356  $311,855
Provision...............    32,000       --     32,000    12,000       --     12,000    16,000     3,000    19,000
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                           198,733   133,860   332,593   203,887   127,333   331,220   205,499   125,356   330,855
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Charge-offs.............   (38,874)   (4,164)  (43,038)  (48,135)   (3,356)  (51,491)  (27,200)  (17,355)  (44,555)
Recoveries..............    10,156     3,452    13,608    10,981     5,007    15,988    13,588    12,639    26,227
Net recoveries of
 restructuring countries
 debt...................       --      4,435     4,435       --      4,227     4,227       --      6,899     6,899
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
  Net (charge-offs)
   recoveries...........   (28,718)    3,723   (24,995)  (37,154)    5,878   (31,276)  (13,612)    2,183   (11,429)
Allowance of acquired
 company................    42,579       --     42,579       --        --        --        --        --        --
Translation adjustment..       --        181       181       --        649       649       --       (206)     (206)
                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Balance, December 31....  $212,594  $137,764  $350,358  $166,733  $133,860  $300,593  $191,887  $127,333  $319,220
                          ========  ========  ========  ========  ========  ========  ========  ========  ========

  The following table presents the book balances of the Corporation's non-accrual and restructured loans (excluding consumer installment loans) at respective year ends.

                                                        1996     1995    1994
                                                      --------  ------- -------
                                                           (IN THOUSANDS)
Domestic............................................. $ 94,137  $49,311 $43,392
Foreign..............................................   10,956   18,561  14,734
                                                      --------  ------- -------
Non-accrual loans....................................  105,093   67,872  58,126
Less: FDIC loss-sharing (1)..........................  (46,306)     --      --
                                                      --------  ------- -------
                                                        58,787   67,872  58,126
Restructured loans...................................   34,993   14,383  28,330
                                                      --------  ------- -------
                                                      $ 93,780  $82,255 $86,456
                                                      ========  ======= =======

(1) Represents the carrying value of non-performing loans acquired in the CrossLand transaction that are covered by a loss-sharing agreement with the FDIC which expires on June 30, 1998. The covered amount of non-accrual loans at December 31, 1996 was $49.6 million.

  Included in the above table at December 31, 1996 and 1995, are impaired loans with a book value of $70.2 million and $46.0 million, respectively. At December 31, 1996 and 1995, impaired loans amounting to $62.0 million and $16.7 million were evaluated based on underlying collateral value and $8.2 million and $29.3 million were evaluated based on future cash flow projections. At December 31, 1996 and 1995, the Corporation's recorded investment in impaired loans included $6.5 million and $35.6 million with a related allowance for credit losses of $0.8 million and $9.7 million. The balance of impaired loans at December 31, 1996 and 1995, amounting to $63.7 million and $10.4 million had no related allowance for credit losses. The average recorded investment in impaired loans, net of charge-offs, was $74.4 million in 1996 and $39.6 million in 1995.

  The following table presents the effect of non-accrual and restructured loans on interest income for each of the years in the three-year period ended December 31, 1996.

                                                          1996    1995   1994
                                                         ------- ------ -------
                                                             (IN THOUSANDS)
Gross amount of interest that would have been earned at
 original contract rates:
  Domestic.............................................  $15,831 $4,349 $ 7,430
  Foreign..............................................    1,065  2,478   2,713
                                                         ------- ------ -------
                                                         $16,896 $6,827 $10,143
                                                         ======= ====== =======
Actual amount recorded as interest income:
  Domestic.............................................  $10,537 $2,319 $ 3,318
  Foreign..............................................       11    449     318
                                                         ------- ------ -------
                                                         $10,548 $2,768 $ 3,636
                                                         ======= ====== =======
Foregone interest income:
  Domestic.............................................  $ 5,294 $2,030 $ 4,112
  Foreign..............................................    1,054  2,029   2,395
                                                         ------- ------ -------
                                                         $ 6,348 $4,059 $ 6,507
                                                         ======= ====== =======

  Included in the above table in 1996 and 1995 were $5,072,000 and $151,000, respectively of interest income recorded on impaired loans.

7. INVESTMENT IN AFFILIATE

  At December 31, 1996, the Corporation, Saban S.A. (see Note 20), a Panamanian holding company wholly-owned by Mr. Edmond J. Safra, and international investors owned approximately 49.1%, 20.8% and 30.1%, respectively, of the outstanding common shares of Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, to which the Bank contributed its European banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar in 1988.

  Summary financial information for Safra Republic for the last two years is as follows:

                                                           1996        1995
                                                        ----------- -----------
                                                            (IN THOUSANDS)
Total assets........................................... $17,223,409 $15,660,544
Total deposits.........................................  13,337,947  11,347,601
Total shareholders' equity.............................   1,643,110   1,467,807
Operating revenue......................................   1,102,145     999,623
Net income.............................................     189,830     162,104

8. PREMISES AND EQUIPMENT

  A summary of the Corporation's premises and equipment at respective year ends follows.

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
Premises.................................................... $513,100  $475,428
Equipment...................................................  199,913   170,808
                                                             --------  --------
                                                              713,013   646,236
Less accumulated depreciation and amortization.............. (243,782) (209,465)
                                                             --------  --------
                                                             $469,231  $436,771
                                                             ========  ========

  Other operating expenses included depreciation and amortization of $48.4 million in 1996, $44.1 million in 1995 and $37.2 million in 1994. The estimated useful lives are 10 to 50 years for premises and 3 to 10 years for equipment.

9. SHORT-TERM BORROWINGS

  The following table presents the Corporation's short-term borrowings at respective year ends.

                                                            1996       1995
                                                         ---------- ----------
                                                            (IN THOUSANDS)
Federal funds purchased and securities sold under
 repurchase agreements.................................. $1,090,300 $1,231,744
Commercial paper........................................    862,347    667,563
Other borrowings........................................  3,494,194  1,991,461
                                                         ---------- ----------
                                                         $5,446,841 $3,890,768
                                                         ========== ==========

  Federal funds purchased generally mature one business day following the sale date. Securities sold under repurchase agreements and commercial paper generally mature within 30 days and 90 days, respectively, from the related dates of sale. Other borrowings generally mature within twelve months and include local borrowings in overseas locations. Included in other borrowings at December 31, 1996 was $100 million of notes sold under the Bank's program to issue notes globally, see Note 10.

  The Corporation has $160 million of lines of credit outstanding to support its commercial paper program, for which it has authority to issue up to $2.5 billion of such borrowings.

10.LONG-TERM DEBT

  The following tables present a summary of long-term debt and subordinated long-term debt and perpetual capital notes at respective year ends.

 Long-Term Debt:

                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Republic New York Corporation:
  8 3/8% Debentures due February 15, 2007................ $  100,000 $  100,000
  7% Capitalized lease obligations due December 31,
   2000..................................................      8,484        --
  8 3/8% Notes due May 1, 1996...........................        --     100,000
                                                          ---------- ----------
                                                             108,484    200,000
                                                          ========== ==========
Republic National Bank of New York:
  S&P 500 Index Notes due August 4, 2000*................     20,000     20,000
  Other long-term debt (various).........................     36,312     16,821
  Collateralized repurchase agreements, rates from 3.25%-
   7.55% in 1996 and 3.25%-8.07% in 1995.................  1,333,914  1,298,190
  LIBOR Accrual Notes due February 2, 1996...............        --      20,100
                                                          ---------- ----------
                                                           1,390,226  1,355,111
                                                          ---------- ----------
                                                          $1,498,710 $1,555,111
                                                          ========== ==========

  * The S&P 500 Index was 615.93 and 740.74 at December 31, 1995 and 1996, respectively.

  The Bank has a Program (the "Program") authorizing the periodic sale, globally, of notes (the "Notes") by the Bank, including through its overseas branches, or through a certain overseas subsidiary. A group of major international securities dealers are eligible to participate in the offerings pursuant to the Program. Notes may be issued for any maturity of 7 days or more, subject to regulatory compliance. Notes may be denominated in various currencies, may pay a fixed or floating rate based on one or more indices and, unless otherwise specified, will be issued only in minimum denominations of $250,000 and integral multiples of $1,000 in excess thereof. The Notes are direct, unconditional and unsecured general obligations of the Bank, do not evidence deposits and are not insured by the FDIC. Notes to be issued as part of the program have been accepted for listing on the Luxembourg Stock Exchange. At December 31, 1996, $120 million of Notes were outstanding pursuant to this Program.

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

  The Corporation and the Bank are obligated with respect to the above long-term debt to make aggregate principal payments in each of the next five years as follows: $201 million in 1997, $226 million in 1998, $13 million in 1999, $180 million in 2000 and $76 million in 2001.

Subordinated Long-Term Debt and Perpetual Capital Notes:

                                                             1996       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
Republic New York Corporation:
  9 1/2% Subordinated Notes due July 1, 2000............. $  100,000 $  100,000
  9 3/4% Subordinated Notes due December 1, 2000.........    100,000    100,000
  7 7/8% Subordinated Notes due 2001.....................    100,000    100,000
  8.25% Subordinated Notes due 2001......................    150,000    150,000
  8 7/8% Subordinated Notes due 2001.....................    100,000    100,000
  7 3/4% Subordinated Notes due May 15, 2002.............    150,000    150,000
  7 1/4% Subordinated Notes due July 15, 2002............    250,000    250,000
  Floating Rate Subordinated Notes due August 2002
   (5.4556% in 1996 and 5.8931% in 1995).................    100,000    100,000
  Floating Rate Subordinated Notes due October 2002
   (5.4868% in 1996 and 5.9713% in 1995).................    150,000    150,000
  Subordinated Floating Rate Yield Curve Notes due 2002
   (5.4625% in 1995)*....................................        --     100,000
  5 7/8% Subordinated Notes due 2008.....................    250,000    250,000
  7 3/4% Subordinated Notes due 2009.....................    200,000    200,000
  9.70% Subordinated Notes due February 1, 2009..........    150,000    150,000
  7% Subordinated Notes due March 22, 2011...............    100,000        --
  9 1/2% Subordinated Debentures due April 15, 2014......    150,000    150,000
  9 1/8% Subordinated Notes due 2021.....................    100,000    100,000
  9.30% Subordinated Notes due 2021......................    100,000    100,000
  Perpetual Capital Notes (6.0625% in 1996 and 6.1875% in
   1995)**...............................................    150,000    150,000
                                                          ---------- ----------
                                                           2,400,000  2,400,000
Republic National Bank of New York:
  Other subordinated long-term debt......................        --       6,440
                                                          ---------- ----------
                                                          $2,400,000 $2,406,440
                                                          ========== ==========

 * These notes were repurchased prior to their scheduled maturity.
** These notes are redeemable prior to maturity.
  The rates in effect at December 31, 1996 and 1995 for floating rate issues are shown in parentheses.

  The Corporation's outstanding issues of subordinated notes and debentures are all direct unsecured obligations of the Corporation. Interest rates on subordinated floating rate note issues are determined quarterly or semi-annually by formulas based on certain money market rates and, in the case of the issue of the Floating Rate Subordinated Notes due 2002, is subject to a minimum rate of 5% per annum.

  The Corporation has an outstanding shelf registration statement pursuant to which it may issue, from time to time in public offerings, debt securities, warrants on debt securities, currency warrants, stock-index warrants, other warrants, preferred stock, depositary shares representing preferred stock, preferred stock warrants or common stock warrants. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion. At December 31, 1996, an aggregate of $775 million principal amount of outstanding debt securities and preferred stock had been issued pursuant to such registration statement.

  On March 22, 1996, the Corporation sold, in a public offering, $100 million principal amount of 7% Subordinated Notes due 2011. The Notes are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received by the Corporation from the sale of the Notes were used for general corporate purposes, which included the repurchase of $100 million principal amount outstanding of the Corporation's issue of Subordinated Floating Rate Yield Curve Notes due 2002. In connection with the repurchase and early extinguishment of such issue, the Corporation recorded a gain of $1.1 million in other income.

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

  In 1996, the Bank redeemed $6.440 million of other subordinated long-term debt for 283,379 shares of the Corporation's common stock.

  The Corporation and the Bank are obligated with respect to the above subordinated long-term debt to make principal payments within the next five years as follows: $200 million in 2000 and $350 million in 2001.

11. COMPANY-OBLIGATED MANDITORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBT SECURITIES

  The following table presents information related to the issues of company-obligated manditorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt securities issued by the Corporation at December 31, 1996

                                                                       1996
                                                                  --------------
                                                                  (IN THOUSANDS)
7 3/4% Capital Trust Pass-through Securities SM (TruPS)
  (Issued by Republic New York Capital I)........................    $150,000
7.53% Capital Securities
  (Issued by Republic New York Capital II).......................     200,000
                                                                     --------
                                                                     $350,000
                                                                     ========

  The Preferred Securities (the "Trust Securities"), were issued by two trusts that are wholly-owned subsidiaries of the Corporation and were sold to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Each trust exists for the exclusive purpose of issuing Trust Securities and investing the proceeds in junior subordinated debt securities of the Corporation with similar interest rates and maturities. The Trust Securities are guaranteed by the Corporation as to the payment of distributions and the payment on liquidation of the Trust Securities within certain limits. The Trust Securities are a component of Tier 1 capital under applicable risk-based capital rules.

  The Trust Securities are subject to mandatory redemption (i) in whole, but not in part upon repayment in full, at the stated maturity of the junior subordinated debt securities at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debt securities and (ii) in whole or in part on or after November 15, 2006 in respect of Republic New York Capital I and December 4, 2006 in respect of Republic New York Capital II, contemporaneously with any optional redemption by the Corporation of junior subordinated debt securities at a redemption price equal to the optional prepayment price. Subject to prior approval to do so by the Federal Reserve, the respective issues of the junior subordinated debt securities are redeemable during the 12-month periods beginning with the dates above at 103.66% and 103.765% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued but unpaid interest thereon to the date of redemption.

12.PREFERRED STOCK

  The Corporation's authorized preferred stock is 20 million shares. The following table presents information related to the Corporation's issues of preferred stock outstanding at respective year ends.

                                            DIVIDEND
                                SHARES      RATE AT
                              OUTSTANDING DECEMBER 31,   AMOUNT OUTSTANDING
                              ----------- ------------ -----------------------
                                 1996         1996        1996        1995
                              ----------- ------------ ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
$1.9375 Cumulative Preferred
 Stock ($25 stated value)....  4,000,000      7.75%    $   100,000 $   100,000
$1.8125 Cumulative Preferred
 Stock ($25 stated value)....  3,000,000      7.25%         75,000      75,000
6,000,000 Depositary shares
 each representing a one-
 fourth interest in a share
 of adjustable rate
 Cumulative Preferred Stock,
 Series D ($100 stated
 value)......................  1,500,000      5.74%        150,000     150,000
Dutch Auction Rate
 Transferable Securities
 Preferred Stock ("DARTS")
  Series A ($100,000 stated
   value)....................        625      3.92%         62,500      62,500
  Series B ($100,000 stated
   value)....................        625      4.00%         62,500      62,500
Remarketed Preferred ("RP")
 ($100,000 per share
 liquidation preference).....        558   3.90-4.10%       55,800      75,000
Money Market Cumulative
 Preferred ("MMP")
 ($100,000 per share
 liquidation preference).....        500      4.10%         50,000      50,000
                               ---------               ----------- -----------
                               8,502,308               $   555,800 $   575,000
                               =========               =========== ===========

  The 4 million shares of $1.9375 Cumulative Preferred Stock with a stated value of $25 per share will be redeemed on February 27, 1997, at $25 per share, plus, accrued and unpaid dividends to the redemption date. Such shares are being redeemed with the proceeds of an issue of 7 3/4% Trust Securities sold by a special purpose trust which is a wholly-owned subsidiary of the Corporation.

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

  The 6 million depositary shares outstanding each represent a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Series D Stock"). The dividend rate on the Series D Stock is determined quarterly, by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended December 31, 1996, was 5.7429%. The Series D Stock will be redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999, at $100 per share (which is equivalent to $25 per depositary share), plus accrued and unpaid dividends to the redemption date. The net proceeds were used for general corporate purposes.

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

  The shares of RP are redeemable, in whole or in part, at the option of the Corporation, at a redemption price of $100,000 per share, plus the payment of accrued and unpaid dividends to the date fixed for redemption. In December 1996, the Corporation announced its intention to redeem all the outstanding shares of remarketed preferred stock. The Corporation redeemed 192 shares of this issue with a liquidation value of $19.2 million in the fourth quarter of 1996 and will redeem the remaining 558 shares of this issue with an aggregate liquidation value of $55.8 million, during the first quarter of 1997.

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

13.INCOME TAXES

  Total income tax expense (benefit) for each of the years in the three-year period ended December 31, 1996 was allocated as follows:

                                                    1996      1995     1994
                                                  --------  -------- ---------
                                                        (IN THOUSANDS)
Income from operations........................... $171,706  $109,466 $ 152,358
Stockholders' equity:
  Net unrealized appreciation (depreciation) on
   securities available for sale, net of taxes...   79,904    55,375  (281,046)
  Foreign currency translation, net..............  (12,041)    2,389     9,719
                                                  --------  -------- ---------
                                                  $239,569  $167,230 $(118,969)
                                                  ========  ======== =========

  The components of the Corporation's consolidated income tax expense from operations were as follows:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Current Tax Expense:
  Federal............................................ $100,606 $ 59,312 $ 53,093
  Foreign............................................   23,565   19,150   21,138
  State and other....................................    8,300    6,700    8,837
                                                      -------- -------- --------
                                                       132,471   85,162   83,068
                                                      -------- -------- --------
Deferred Tax Expense
  Federal............................................   39,235   24,304   62,194
  State and other....................................      --       --     7,096
                                                      -------- -------- --------
                                                        39,235   24,304   69,290
                                                      -------- -------- --------
                                                      $171,706 $109,466 $152,358
                                                      ======== ======== ========

  Income tax expense on operations amounted to $171.7 million for 1996, $109.5 million for 1995 and $152.4 million for 1994, representing effective tax rates of 29.1%, 27.5% and 30.9%, respectively. Total tax expense differs from the amounts computed by applying the statutory U.S. Federal income tax rate because of the following:

                                                                % OF PRETAX
                                                                   INCOME
                                                               ----------------
                                                               1996  1995  1994
                                                               ----  ----  ----
Federal tax expense at statutory rates........................ 35.0  35.0  35.0
State and local income tax, net of federal tax benefit........  0.9   1.1   2.1
Interest and dividend income exempt from federal tax.......... (4.5) (6.4) (4.6)
Other, net.................................................... (2.3) (2.2) (1.6)
                                                               ----  ----  ----
Income tax expense as reported................................ 29.1  27.5  30.9
                                                               ====  ====  ====

  The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below.

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Provision for credit losses................................ $134,411 $125,149
  Exempt income from subsidiary acquisition..................   50,083   23,564
  Unrealized losses on trading account assets and securities
   available for sale........................................      --    15,499
  Employee benefits..........................................   24,042   20,407
  Restructuring and related charges..........................   12,966   28,282
  Other......................................................    9,090    7,950
                                                              -------- --------
                                                               230,592  220,851
                                                              -------- --------
Deferred tax liabilities:
  Depreciation...............................................   50,467   48,555
  Domestic tax on overseas income............................   99,599   87,411
  Interest and discount income...............................   56,228   38,833
  Unrealized gains on trading account assets and securities
   available for sale........................................   17,888      --
                                                              -------- --------
                                                               224,182  174,799
                                                              -------- --------
Net deferred tax asset....................................... $  6,410 $ 46,052
                                                              ======== ========

  There was no valuation adjustment at December 31, 1996 and 1995, respectively.

  The Corporation has not recognized a deferred tax liability of approximately $100.0 million for undistributed earnings of foreign subsidiaries for taxable years beginning prior to 1987 because the Corporation does not expect those earnings to be distributed and become taxable to the Corporation in the foreseeable future. As of December 31, 1996, the undistributed earnings of these foreign subsidiaries were approximately $365.0 million. Cumulative foreign tax credits of approximately $28.5 million at December 31, 1996 are available for utilization by the Corporation against U.S. income taxes that would arise upon a dividend distribution by its foreign subsidiaries.

  The following table distributes the Corporation's income before income taxes between its domestic and foreign offices for each of the last three years.

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
Foreign.............................................. $347,754 $286,576 $220,377
Domestic.............................................  242,792  111,539  271,989
                                                      -------- -------- --------
                                                      $590,546 $398,115 $492,366
                                                      ======== ======== ========

14.RESTRUCTURING AND RELATED CHARGES

  In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision, or $1.44 per fully diluted share, for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. The implementation stage of this project began in the second quarter of 1995 and was completed in the second quarter of 1996. Approximately 800 employees have been terminated under the restructuring plan, of which two-thirds were non-officer level employees. Approximately 650 employees were terminated during 1995 with the remainder terminated by the end of the second quarter of 1996.

  The components of the restructuring charge taken during 1995 were as follows:

                                                                       1995
                                                                  --------------
                                                                  (IN THOUSANDS)
Salaries and employee benefits...................................    $ 71,000
Occupancy, net...................................................      10,000
Other expenses...................................................      39,000
                                                                     --------
                                                                     $120,000
                                                                     ========

  Salaries and employee benefits charges include the cost of terminations and other benefits. The charge to occupancy consists of lease termination costs for space that is expected to be vacated, space consolidation and anticipated losses to be incurred on the sale of properties to be vacated. Other expenses include project-related implementation costs that consist of the write-off of obsolete equipment, legal expenses, termination costs of computer service contracts, disposition of real estate, consulting and other professional fees. Cash expenditures relating to the restructuring program have been made from the Corporation's operating activities and have not had an adverse impact on its operations, liquidity or capital requirements.

  The following table presents a summary of activity in the accrual for restructuring and related charges.

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                           (IN THOUSANDS)
Balance at beginning of year.......................... $    63,963  $       --
  Provision for restructuring and related charges.....         --       120,000
  Payments............................................     (33,184)     (46,179)
  Non-cash writedowns.................................     (10,047)      (9,858)
                                                       -----------  -----------
Balance at end of year................................ $    20,732  $    63,963
                                                       ===========  ===========

  The payments made during 1996 and 1995 related primarily to severance costs and project-related expenses. Non-cash writedowns relate primarily to vacated facilities and write-offs of equipment and leasehold improvements.

15.BENEFITS

 Retirement Benefits

  The Bank has a Retirement Plan (the "U.S. Plan") which covers substantially all U.S. employees of the Corporation, the Bank and their respective subsidiaries. Benefits are based on an employee's years of creditable service and average base salary for the highest paid five consecutive years during the last ten years of employment. The Corporation's funding policy is to contribute annually an amount necessary to satisfy the Employee Retirement Income Security Act ("ERISA") funding standards. The 1996 expense and disclosure results reflect the impact of CrossLand's retirement plan.

  The following table sets forth the U.S. Plan's funded status and amounts recognized in the Corporation's Statement of Condition at respective year ends.


                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including vested
   benefits of $(130,642 ) in 1996 and $(106,019) in
   1995..................................................  $(144,076) $(117,545)
                                                           =========  =========
Plan assets at fair value, primarily common stocks and
 U.S. Government securities with the balance in mutal
 funds...................................................  $ 226,466  $ 175,943
Projected benefit obligation for service rendered to
 date....................................................   (180,710)  (155,466)
                                                           ---------  ---------
Excess of plan assets over projected benefit obligation..     45,756     20,477
Unrecognized net (gain) from past experience different
 from that assumed and effects of changes in assump-
 tions...................................................    (37,449)   (12,317)
Prior service cost not yet recognized in net periodic
 pension cost............................................        760        904
Implementation asset not yet recognized in periodic
 pension cost............................................     (5,029)    (6,035)
                                                           ---------  ---------
Prepaid pension expense included in other assets.........  $   4,038  $   3,029
                                                           =========  =========

  Net pension expense in each of the last three years consisted of the following:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Service cost-benefits earned during the period....... $ 7,447  $ 6,295  $ 6,250
Interest cost on projected benefit obligation........  12,600   10,824    9,575
Actual return on plan assets......................... (27,341) (29,893)     (66)
Net amortization and deferral........................  12,185   17,471  (10,406)
                                                      -------  -------  -------
  Net periodic pension expense....................... $ 4,891  $ 4,697  $ 5,353
                                                      =======  =======  =======

  The following table presents the economic assumptions used to calculate the projected benefit obligation and pension expense in each of the last three years.

                                                               1996  1995  1994
                                                               ----  ----  ----
Discount rate................................................. 7.5%  7.0%  8.0%
Rate of compensation increase................................. 5.0   5.0   6.0
Expected long-term rate of return on plan assets.............. 8.0   8.0   8.0

  In addition to the above funded U.S. Plan, the Corporation established an unfunded benefit maintenance plan and a supplemental pension plan for certain employees, executive officers and directors. The expense related to these plans amounted to $2.1 million in 1996, $2.2 million in 1995 and $2.1 million in 1994. The unfunded liability for these plans was $9.8 million and $12.0 million at December 31,1996 and 1995, respectively.

  Retirement benefits in foreign locations generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate pension expense for such plans was approximately $4.6 million in 1996 and $3.6 million in 1995 and 1994.

 Postretirement Benefits

  The Corporation provides postretirement life insurance benefits to its current employees and provides certain retired employees with health care and life insurance benefits. The Corporation's plan for its postretirement benefit obligation is unfunded.

  The following table sets forth information related to the Corporation's postretirement benefit obligation at respective year ends.

                                                             1996      1995
                                                           --------  --------
                                                            (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees including covered dependents and beneficia-
   ries................................................... $(26,841) $(24,932)
  Fully eligible actives..................................   (1,176)   (1,067)
  Other actives...........................................     (766)     (691)
                                                           --------  --------
                                                            (28,783)  (26,690)
Unrecognized net gain.....................................  (11,757)   (8,289)
Unrecognized transition obligation being recognized over
 20 years.................................................   14,322    15,275
                                                           --------  --------
  Postretirement benefit obligation included in other lia-
   bilities............................................... $(26,218) $(19,704)
                                                           ========  ========

  A discount rate of 7.5% and a 5% compensation increase were used to measure the accumulated postretirement benefit obligation in 1996. A discount rate of 7% and a 5% compensation increase were used to measure the accumulated postretirement benefit obligation in 1995. In 1994, the rates used were 8% and 6%. The effect of raising health care gross eligible charges by 1% would increase the aggregate of service cost and interest cost by approximately $215,000 and the accumulated postretirement benefit obligation by approximately $2.5 million.

  The health care trend rate used to measure the expected costs of benefits for 1997 is projected to be 10.0% for those under age 65 and 9.2% for those 65 and older. The rates for those under age 65 and for those 65 and older are assumed to decrease by 1% and 0.4%-0.5% per year, respectively, until they reach 6.0% for retirees under 65 and 6.9% for retirees 65 and older and stabilize at those rates.

  Net postretirement benefit expense for each of the last three years was as follows:

                                                        1996    1995    1994
                                                       ------  ------  ------
                                                          (IN THOUSANDS)
Service cost.......................................... $   85  $   76  $   92
Interest cost on accumulated postretirement benefit
 obligation...........................................  1,950   1,848   1,744
Amortization of transitional accumulated
 postretirement benefit obligation....................    953     953     953
Amortization of net gain..............................   (633)   (436)   (178)
                                                       ------  ------  ------
  Net periodic expense................................ $2,355  $2,441  $2,611
                                                       ======  ======  ======

 Postemployment Benefits

  The Corporation accounts for postemployment benefits by recognizing an obligation for the estimated cost of postemployment benefits. Postemployment is defined as the period after employment but before retirement if certain conditions are met. Postemployment benefits include, but are not limited to, salary continuation, severance benefits, job training and counseling, health care and life insurance coverage. This expense is not material to the Corporation's results of operations.

 Stock-Based Compensation

  The Corporation has a Long-Term Incentive Stock Plan (the "1995 Plan"). The 1995 Plan was designed to consolidate the Corporation's 1985 Incentive Stock Option Plan, 1985 Non-Qualified Stock Option Plan, and 1985 Restricted Stock Plan (together, the "Prior Plans") and provides for the award of Incentive Stock Options, Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and other stock-based awards (each, an "Award"), which may be granted individually or in combination to eligible persons. The 1995 Plan provides that it shall terminate on the tenth anniversary of its effective date. At the time the 1995 Plan was established, 1,140,800 shares of the Corporation's Common Stock were set aside for Awards pursuant to the Plan, representing the number of shares authorized for awards, but not presently awarded, under the Prior Plans. At December 31, 1996, an aggregate of 165,720 shares of Common Stock remained available to be awarded under the 1995 Plan. The Prior Plans expired by their terms in 1995 and no new awards may be granted thereunder. However, awards previously granted under the Prior Plans that remain outstanding will continue to be administered in compliance with the terms and conditions of the applicable Prior Plan.

  During 1996, 1995 and 1994, the Corporation issued, net of cancellations, 453,164 shares, 190,365 shares and 694,207 shares of Common Stock, respectively, with an approximate market values as of the dates of issue of $30.5 million, $11.2 million and $33.2 million, respectively, in accordance with the terms of Restricted Stock Awards granted under the 1995 Plan and the 1985 Restricted Stock Plan. Such market values are amortized as an expense over the period for which such shares are restricted.

  The Corporation also issues stock pursuant to the terms of the Restricted Stock Election Plan, which allows certain officers who have earned deferred compensation to elect to receive payment in the form of Restricted Stock of the Corporation. During 1996, 1995 and 1994, 2,367 shares, 760 shares and 768 shares, respectively, of the Corporation's Common Stock were issued in lieu of cash dividends pursuant to such Plan, with approximate market values as of the dates of issue of $151,000, $38,000 and $37,000, respectively.

  Options to purchase Common Stock, which may be non-qualified or incentive stock options, may be granted at an exercise price determined at the time the option is granted by the Employee Compensation and Benefits Committee of the Corporation's Board of Directors (the "Compensation Committee"), provided, however, that in the case of an incentive stock option, the exercise price must be at least 100% of the fair market value of a share of the Common Stock on the date of grant. Incentive stock options must comply with certain requirements in order that the holders of such options may receive certain beneficial tax treatment in the disposition of shares acquired on the exercise of such an option. Options become exercisable at the times and in the amounts determined by the Compensation Committee in connection with awarding grants.

  The following is a summary of options transactions in each of the last three years. All of such options, which were last granted in 1992, were granted pursuant to the 1985 Incentive Stock Option Plan or the 1985 Non-Qualified Stock Option Plan. As of December 31, 1996, no options had been granted under the 1995 Plan.

                                                                  OPTION PRICE
                                                        OPTIONS     PER SHARE
                                                        --------  -------------
Balance, December 31, 1993.............................  564,137  $23.61-$50.19
  Exercised............................................  (80,850)  23.61- 29.12
  Cancelled............................................   (3,750)
                                                        --------  -------------
Balance, December 31, 1994.............................  479,537  $23.61-$50.19
  Exercised............................................ (306,850)  23.61- 32.50
  Cancelled............................................   (3,000)
                                                        --------  -------------
Balance, December 31, 1995.............................  169,687  $23.61-$50.19
  Exercised............................................  (73,662)  23.61- 32.50
  Cancelled............................................   (2,250)
                                                        --------  -------------
Balance, December 31, 1996.............................   93,775  $28.71- 50.19
                                                        ========  =============

  At December 31, 1996, options for 81,025 shares were exercisable at prices ranging from $28.71 to $40.79 per share.

  In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued effective for transactions entered into for years beginning after December 15, 1995. This SFAS establishes financial accounting and reporting standards for employee stock-based compensation plans and applies to all arrangements whereby an employee receives shares of stock or other equity instruments of an employer or a liability is incurred based on the price of the employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The Corporation currently expenses the fair value of restricted stock, as determined at the grant date, over the restricted period of such shares. The SFAS allows an entity to continue to account for stock-based compensation plans under Accounting Principles Board Opinion No. 25, the current method followed by the Corporation. By electing to continue accounting under Opinion No. 25, pro forma footnote disclosures of net income and earnings per share are required to quantify the effect of the fair value based method for stock options and stock appreciation rights issued after December 15, 1994, as defined in SFAS No. 123. Since no stock options or stock appreciation rights have been issued by the Corporation after December 15, 1994, no pro forma footnote disclosure is currently required to be presented.

  In 1994, the Corporation adopted a Performance Based Incentive Compensation Plan (the "Performance Based Plan") in order to comply with the requirements of Section 162(m) of the Internal Revenue Code governing the deductibility of executive officer compensation over $1 million. The Performance Based Plan is designed to provide an incentive to officers who serve on the Management Executive Committee of the Corporation and are in a position to make a material contribution to the successful operation of the Corporation. The Performance Based Plan is administered by the Compensation Committee, which has the exclusive power to designate recipients of awards, to establish the basis for the amount to be paid pursuant to the awards and to administer the Performance Based Plan in all other respects. The amount, if any, to be paid pursuant to any award granted for any plan year shall be equal to the lesser of a formula with respect to increases in earnings per share over a base year or a specified percentage of net income of the Corporation. For the 1995 and 1994 Plan Years, the Compensation Committee certified awards in the aggregate amount of $3.2 million and $3.9 million, respectively, a portion of which were paid out in the form of Restricted Stock under the 1995 Plan. Awards have been granted for the 1996 Plan Year pursuant to the Performance Based Plan but amounts payable pursuant to such awards have not yet been certified by the Compensation Committee in accordance with the Plan.

16.GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

  The following geographic analysis of total assets, total operating revenue, income (loss) before income taxes and net income (loss) is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Inasmuch as the Corporation conducts a significant portion of its international activities from its domestic offices, certain other items of revenue and expense, including the provision for credit losses and applicable income taxes, have been subjectively allocated, and, therefore, the data presented may not be meaningful. Based on the above, the following table summarizes the results of the Corporation's international and domestic operations by geographic area for each of the years in the three-year period ended December 31, 1996.

                                              TOTAL   INCOME (LOSS)
                                    TOTAL   OPERATING    BEFORE     NET INCOME
                                   ASSETS    REVENUE  INCOME TAXES    (LOSS)
                                  --------- --------- ------------- ----------
                                                 (IN MILLIONS)
United Kingdom.............. 1996 $ 1,295.4 $  129.1     $ 34.7       $ 24.6
                             1995   1,134.8    130.8       17.9         13.0
                             1994   2,434.2    171.0       19.2         14.1
Europe...................... 1996 $ 4,352.7 $  309.7     $ 52.0       $ 36.9
                             1995   3,449.7    293.5       32.6         23.6
                             1994   4,578.5    252.2       48.0         35.1
Canada...................... 1996 $ 1,144.5 $   90.2     $ 21.7       $ 15.4
                             1995   1,162.7     92.7        9.2          6.7
                             1994   1,549.6     81.6       13.0          9.5
Far East and Australia...... 1996 $ 3,274.3 $  249.6     $ 20.0       $ 14.2
                             1995   3,873.6    288.4       17.7         12.8
                             1994   4,392.3    227.6       17.8         13.0
Caribbean money center
 locations, Central and
 South America.............. 1996 $ 4,092.5 $  321.5     $153.9       $109.1
                             1995   3,233.0    304.5      106.6         77.2
                             1994   2,741.5    331.9      161.9         98.4
Middle East and Africa...... 1996 $   514.8 $   18.9     $  1.1       $  0.8
                             1995     481.5     10.5       (0.8)        (0.6)
                             1994     289.1      6.2       (0.2)        (0.2)
United States............... 1996 $37,624.7 $2,160.1     $307.1       $217.8
                             1995  30,546.3  1,739.2      214.9        155.9
                             1994  25,082.7  1,489.2      232.7        170.1
  Total..................... 1996 $52,298.9 $3,279.1     $590.5       $418.8
                             1995  43,881.6  2,859.6      398.1        288.6
                             1994  41,067.9  2,559.7      492.4        340.0

17.COMMITMENTS AND CONTINGENT LIABILITIES

  In the ordinary course of its business, the Corporation is a defendant in various legal proceedings. Management, after reviewing with counsel all such actions and proceedings pending against the Corporation, considers that the aggregate liability or loss, if any, resulting from an adverse determination would not have a material effect on the consolidated financial position of the Corporation.

  The Corporation is obligated under noncancellable leases that expire at various times through 2017. The minimum rental commitments on noncancellable leases for premises are $32.7 million in 1997, $30.1 million in 1998, $29.3 million in 1999, $26.3 million in 2000, $22.9 million in 2001 and an aggregate of $86.9 million thereafter until the expiration of the leases. The minimum rental commitments have not been reduced by aggregate minimum sublease rentals of $23.3 million. Actual net rental expense in 1996, 1995 and 1994 aggregated $37.6 million, $30.3 million and $28.0 million, respectively.

  The subsidiary banks of the Corporation are required to maintain reserves with the Federal Reserve Bank against certain balances. The average required reserves maintained during 1996 totaled $39 million.

18.FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying values and estimated fair values of the Corporation's financial instruments. The estimated fair values of derivative financial instruments used as hedges are presented with the related on-balance-sheet asset or liability.

                                                     DECEMBER 31,
                                        -----------------------------------------
                                               1996                 1995
                                        -------------------- --------------------
                                        CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                         VALUE    FAIR VALUE  VALUE    FAIR VALUE
                                        --------  ---------- --------  ----------
                                                     (IN MILLIONS)
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks... $ 5,909    $ 5,923   $ 6,094    $ 6,111
 Derivative related....................     --          (2)      --           2
Securities held to maturity............   8,135      8,194     4,487      4,680
 Derivative related....................     --         (49)      --         (85)
Securities available for sale..........  13,124     13,124    11,889     11,889
 Derivative related....................     (84)       (84)     (137)      (137)
Trading account assets.................   1,478      1,478       904        904
 Derivative related....................   3,330      3,330     3,132      3,132
Loans, net.............................  11,372     11,602     9,543      9,902
 Derivative related....................     --          (2)      --         --
Other financial assets.................   5,867      5,867     5,168      5,168
                                        -------    -------   -------    -------
                                         49,131     49,381    41,080     41,566
                                        -------    -------   -------    -------
FINANCIAL LIABILITIES, INCLUDING
 HEDGES:
Deposits with no stated maturity and
 deposits maturing within six months...  26,445     26,445    22,277     22,277
Deposits maturing in over six months...   5,281      5,278     2,642      2,649
 Derivative related....................     --          (5)      --          19
Trading account liabilities............     838        838       513        513
 Derivative related....................   3,564      3,564     3,207      3,207
Short-term borrowings..................   5,447      5,447     3,891      3,891
 Derivative related....................     --         --        --           1
Long-term debt, subordinated long-term
 debt, perpetual capital notes and
 preferred securities of subsidiary
 trusts................................   4,249      4,429     3,962      4,263
 Derivative related....................     --         (45)      --        (117)
Other financial liabilities............   2,652      2,652     3,870      3,870
                                        -------    -------   -------    -------
                                         48,476     48,603    40,362     40,573
                                        -------    -------   -------    -------
Net financial assets................... $   655    $   778   $   718    $   993
                                        =======    =======   =======    =======
Estimated net fair value--more than
 carrying value........................            $   123              $   275
                                                   =======              =======

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

FINANCIAL ASSETS

  Interest-bearing deposits with banks, amounting to $5.6 billion in 1996 and in 1995, mature within six months and are considered to have a fair value equivalent to their carrying value. The fair value of interest-bearing deposits with banks maturing in more than six months is estimated using a discounted cash flow model based on current market rates for comparable instruments with similar maturities.

  The fair value of investment securities and trading account assets is based on quoted market prices or dealer quotes. Unrealized gains and losses and option premium values on derivative financial instruments related to trading account assets are recorded as part of the on-balance-sheet value.

  Performing residential mortgages and consumer installment loans, which have similar characteristics, have been valued on a pooled basis by using market prices for securities backed by loans with similar terms. The fair value of all other loans, which are principally to commercial and industrial entities and foreign governments, has been determined by discounting the estimated future cash flows of such loans to their present value using an assigned discount rate which may or may not be the contractual rate in effect with the obligor. This discount rate is the rate at which a loan with similar credit risk and remaining maturity would be entered into at the balance sheet date and was determined based on the Corporation's internal credit quality and pricing systems. The fair value of loans does not include any value attributable to the FDIC loss sharing agreement.

  Cash, and because of their short-term nature, due from banks, federal funds sold and securities purchased under resale agreements, accounts receivable and accrued interest, customers' liability on acceptances and certain other assets, which meet the definition of financial instruments, have been valued at their respective carrying values. These instruments are presented in the above table as other financial assets.

FINANCIAL LIABILITIES

  Deposits without a stated maturity include demand, savings and money market accounts. These deposits amounted to $8.5 billion in 1996 and $6.2 billion in 1995 and are reported at their carrying value. No value has been assigned to the franchise value of these deposits. The Corporation believes, however, that significant value exists in this type of deposit and in its franchises and individual business units. Certificates of deposit maturing within six months aggregated $0.6 billion in 1996 and $0.7 billion in 1995, and their fair value is considered to equal their carrying value. The fair value of deposits maturing in more than six months is based on rates offered for deposits with similar remaining maturities.

  Trading account liabilities are carried at market value and include securities sold short, noninterest-bearing precious metals payables and unrealized losses and premiums received on off-balance-sheet contracts.

  Short-term borrowings that mature within six months have fair values equal to their carrying value. The fair value of long-term debt, subordinated long-term debt and perpetual capital notes and preferred securities of subsidiary trusts are based on market quotes obtained from independent investment bankers.

  Because of their short-term nature, acceptances outstanding, accounts payable and accrued expenses, due to factored clients and certain other liabilities, are considered to have fair values equal to their carrying values. These instruments are presented in the above table as other financial liabilities.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  Commitments to extend credit, standby letters of credit and foreign office guarantees and commercial letters of credit aggregated $5.9 billion and $5.7 billion at year end 1996 and 1995, respectively. If ultimately funded, these commitments are priced at current market rates.

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

19.DERIVATIVE FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

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

  The Corporation is an international dealer in derivative instruments, denominated in U.S. dollars and other currencies, which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices and commodity prices. The Corporation focuses especially on the structuring of customized transactions to meet client needs. Counterparties with the Corporation are generally financial institutions, including banks, central banks, other government agencies, both foreign and domestic, and insurance companies.

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

                                               DECEMBER 31,
                             -------------------------------------------------
                                       1996                     1995
                             ------------------------ ------------------------
                                       CONTRACTUAL/NOTIONAL AMOUNTS
                             -------------------------------------------------
                                      ASSET/LIABILITY          ASSET/LIABILITY
                             TRADING    MANAGEMENT    TRADING    MANAGEMENT
                             -------- --------------- -------- ---------------
                                               (IN MILLIONS)
INTEREST RATE:
  Futures and forwards...... $ 23,317     $   450     $ 32,391     $  450
  Swaps.....................   29,516       8,024       33,094      6,722
  Options written...........    7,769         --        13,691        --
  Options purchased.........   14,374       4,535       12,341      2,592
                             --------     -------     --------     ------
                              $74,976     $13,009     $ 91,517     $9,764
                             ========     =======     ========     ======
FOREIGN EXCHANGE:
  Swaps, futures and
   forwards................. $106,759     $   570     $102,365     $   84
  Options written...........   36,686         --        22,619        --
  Options purchased.........   33,428         --        22,343        --
                             --------     -------     --------     ------
                             $176,873     $   570     $147,327     $   84
                             ========     =======     ========     ======
OTHER-PRINCIPALLY PRECIOUS
 METALS:
  Swaps, futures and
   forwards................. $ 14,575     $   --      $ 15,245     $  --
  Options written...........    2,147         --         1,780        --
  Options purchased.........    2,643         --         1,920        --
                             --------     -------     --------     ------
                             $ 19,365     $   --      $ 18,945     $  --
                             ========     =======     ========     ======

  Using replacement cost at the prevailing rate on all contracts in a gain position, the Corporation's estimated risk of loss at year end 1996 and 1995 was $797 million and $1.153 billion, respectively, on interest rate contracts, and $2.204 billion and $1.863 billion, respectively, on foreign exchange and precious metals contracts.

CREDIT RELATED INSTRUMENTS

  In the normal course of its business, there are various outstanding commitments and contingent liabilities of the Corporation that are not reflected in the consolidated financial statements. The Corporation enters into various types of agreements with its customers which support the customer's credit standing, guarantee customers' performance to third parties or commit to advance funds in the form of loans. These commitments usually have fixed expiration dates and may require the customer to pay a fee. The aggregate of such commitments and contingent obligations represents the maximum principal amount which the Corporation may be required to disburse and the maximum potential exposure if all such obligations were ultimately to become worthless. To control risk of loss, global credit limits which cover total exposure across all products are established for each counterparty and are monitored and reviewed regularly.

  A summary of the contractual amount of credit-related instruments at December 31, is as follows:

                                                                   1996   1995
                                                                  ------ ------
                                                                  (IN MILLIONS)
Commitments to extend credit..................................... $3,926 $3,892
Standby letters of credit and foreign office guarantees..........  1,340  1,216
Commercial letters of credit.....................................    654    568
                                                                  ====== ======

CREDIT RELATED RISK CONCENTRATIONS

  In the normal course of its business, the Corporation's activities include significant amounts of credit risk in its relationships with domestic and international financial institutions. Such obligations aggregated approximately 25% of the Corporation's on-balance-sheet financial instruments at December 31, 1996 and 1995, respectively. This exposure included approximately 45% and 50% at year end 1996 and 1995, respectively, in the form of interest-bearing deposits with foreign banks and branches and agencies of foreign banks located in the United States. The Corporation's credit exposure to the U.S. federal government and its agencies was approximately 25% and 23% of respective year end 1996 and 1995 on-balance-sheet financial instruments. The Corporation's real estate loan portfolio represented approximately 8% and 7% of on-balance-sheet financial instruments at year end 1996 and 1995, respectively. Credit exposure in the real estate loan portfolio is concentrated in loans in the New York metropolitan area, secured by multi-family and commercial real estate properties and, to a lesser degree, residential properties.

  The Corporation transacts a substantial portion of its off-balance-sheet activities with other financial institutions, including major international and domestic banks, insurance companies, securities dealers and government agencies, both foreign and domestic. The diversity of the counterparties allows the Corporation to minimize credit risk.

20.TRANSACTIONS WITH RELATED PARTIES

  The following is a summary of significant balances, in the aggregate, of transactions with related parties, primarily Safra Republic and Banco Safra S.A. of Brazil, included in the Corporation's Consolidated Statements of Condition at respective year ends.

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
ASSETS:
  Interest-bearing deposits with banks....................... $221,466 $144,161
  Securities available for sale..............................   40,200   30,612
  Loans......................................................   79,496   12,034
                                                              ======== ========
LIABILITIES:
  Deposits................................................... $334,759 $214,360
  Trading account liabilities................................    8,872   12,890
  Short-term borrowings......................................   12,042    5,725
  Long-term debt.............................................    5,846    6,821
                                                              ======== ========

  At December 31, 1996, Mr. Edmond J. Safra, through Saban S.A. and two other entities, owned approximately 27.7% of the Corporation's outstanding Common Stock and, through Saban S.A., owned approximately 20.8% of Safra Republic's outstanding common shares.

  Mr. Safra, through Saban S.A. and a subsidiary thereof, has received approval, which expires on April 28, 1997, from the Board of Governors of the Federal Reserve System (the "Board") to acquire up to 1,730,400 additional shares of Common Stock of the Corporation in the open market and through privately negotiated transactions. Through December 31, 1996, Mr. Safra had acquired 269,600 shares of Common Stock of the Corporation under this approval. If all such shares of Common Stock were acquired, Mr. Safra would increase his ownership to approximately 30.9% of the Corporation's outstanding Common Stock.

21.STOCKHOLDER'S EQUITY OF REPUBLIC NATIONAL BANK OF NEW YORK

  A summary of changes in the stockholder's equity accounts of the Bank is as follows:

                                                          1996        1995
                                                       ----------  ----------
                                                          (IN THOUSANDS)
COMMON STOCK:
Balance at beginning of year.......................... $  355,000  $  355,000
  Stock dividend declared, 450,000 shares.............     45,000         --
                                                       ----------  ----------
Balance at end of year................................ $  400,000  $  355,000
                                                       ==========  ==========
SURPLUS:
Balance at beginning of year.......................... $1,492,278  $1,493,846
  Capital contribution by parent......................    140,447         --
  Treasury stock transactions of affiliate............       (891)     (1,568)
                                                       ----------  ----------
Balance at end of year................................ $1,631,834  $1,492,278
                                                       ==========  ==========
RETAINED EARNINGS:
Balance at beginning of year.......................... $  990,194  $  842,250
  Net income..........................................    414,756     327,366
  Dividends declared..................................   (275,000)   (184,000)
  Foreign currency translation, net of taxes..........    (20,437)      4,578
                                                       ----------  ----------
Balance at end of year................................ $1,109,513  $  990,194
                                                       ==========  ==========
NET UNREALIZED APPRECIATION (DEPRECIATION) ON
 SECURITIES AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year.......................... $  (76,049) $ (165,675)
  Unrealized appreciation.............................    176,478     125,634
  Income tax expense..................................    (67,272)    (36,008)
                                                       ----------  ----------
Balance at end of year................................ $   33,157  $  (76,049)
                                                       ==========  ==========
TOTAL STOCKHOLDER'S EQUITY:
Balance at beginning of year.......................... $2,761,423  $2,525,421
  Net changes during the year.........................    413,081     236,002
                                                       ----------  ----------
Balance at end of year................................ $3,174,504  $2,761,423
                                                       ==========  ==========

  The Bank, as a national banking association, is subject to legal limitations on the amount of dividends that may be paid to the Corporation, the Bank's sole shareholder. The prior approval of the Comptroller of the Currency is required to the extent the total of all dividends to be declared and paid by a national bank in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the two preceding calendar years, less any required transfers to surplus. Under this limitation, at December 31, 1996, the Bank may declare dividends without the prior approval of the Comptroller of the Currency of up to $281 million plus an additional amount equal to the Bank's retained net profits for 1997 to the date of any dividend declaration.

  The Federal Reserve Act limits extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, affiliates by member banks and also requires that such transactions be secured by specific obligations. Such transactions, aggregated with certain other transactions with affiliates, are limited to 10% of the Bank's capital and surplus, as defined, to any one affiliate and to 20% of such amount in the aggregate to all such affiliates. Based upon these requirements, the Bank could have advanced, assuming adequate qualifying collateral was available, up to $350 million to the Corporation at December 31, 1996.

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

  At December 31, 1996, the balance of the liquidation account was less than $20 million. The assumption and maintenance of the liquidation account does not restrict the use or application of any of the net worth of the Bank, except that the Bank may not declare or pay a cash dividend on any of its capital stock if the effect of such dividend would be to cause the net worth of the Bank to be reduced below the aggregate amount then required to be maintained in the liquidation account.

22.REGULATORY CAPITAL REQUIREMENTS

  The Corporation's leverage ratio and its risk-based capital ratios include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the FRB specifically applied to the Corporation. These ratios do not include the effect on stockholders' equity related to the Corporation's portfolio of securities available for sale.

  The following table presents data related to regulatory capital requirements for the Corporation and the Bank at December 31, in each of the last two years.

                                              FOR CAPITAL         TO BE WELL
                              ACTUAL       ADEQUACY PURPOSES:   CAPITALIZED(1)
                         ----------------- ------------------------------------
                           AMOUNT   RATIO    AMOUNT     RATIO    AMOUNT   RATIO
                         ---------- ------ ------------ ----------------- -----
                                           ($ IN THOUSANDS)
AS OF DECEMBER 31, 1996
Total Capital (to Risk
 Weighted Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $6,338,802 23.28% $  2,178,050     8%        --   --
  Republic National Bank
   of New York..........  3,616,265 18.15%    1,594,266     8% $1,992,833  10%
Tier 1 Capital (to Risk
 Weighted Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $3,756,619 13.80% $  1,089,025     4%        --   --
  Republic National Bank
   of New York..........  2,818,578 14.14%      797,133     4% $1,195,700   6%
Leverage Ratio--Tier 1
 Capital (to Average
 Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $3,756,619  5.87% $  1,918,978     3%        --   --
  Republic National Bank
   of New York..........  2,818,578  6.30%    1,342,459     3% $2,237,432   5%
AS OF DECEMBER 31, 1995
Total Capital (to Risk
 Weighted Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $5,832,338 24.96% $  1,869,659     8%        --   --
  Republic National Bank
   of New York..........  3,230,401 22.54%    1,146,499     8% $1,433,124  10%
Tier 1 Capital (to Risk
 Weighted Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $3,439,700 14.72% $    934,830     4%        --   --
  Republic National Bank
   of New York..........  2,385,432 16.64%      573,250     4% $  859,875   6%
Leverage Ratio--Tier 1
 Capital (to Average
 Assets):
  Republic New York
   Corp. and
   Subsidiaries......... $3,439,700  6.24% $  1,653,024     3%        --   --
  Republic National Bank
   of New York..........  2,385,432  7.37%      971,426     3% $1,619,043   5%

(1) The Corporation is not subject to a determination of "well capitalized" and as such this calculation is not applicable to the Corporation.

  As of December 31, 1996, the Bank met the minimum requirements of a "well capitalized" institution as set forth in the above table and exceeded all minimum regulatory capital requirements.

23.REPUBLIC NEW YORK CORPORATION (PARENT COMPANY ONLY)


CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1996       1995
                                                         ---------- ----------
                                                            (IN THOUSANDS)
ASSETS
Deposits with subsidiary bank, principally interest-
 bearing................................................ $  572,433 $  475,542
Investment in bank subsidiaries.........................  3,233,925  2,813,864
Investment in non-bank subsidiaries.....................  1,056,783    969,964
Securities held to maturity.............................    117,771     96,108
Securities available for sale...........................    944,605    811,920
Investment in subordinated debt of subsidiary bank......    575,000    675,000
Advances to non-bank subsidiaries.......................    370,038    304,368
Loans, net of unearned income...........................     14,341     15,492
Trading account assets..................................    107,400     10,106
Dividends receivable from subsidiaries..................     65,000     84,000
Other assets............................................    189,536    168,719
                                                         ---------- ----------
  Total assets.......................................... $7,246,832 $6,425,083
                                                         ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper........................................ $  862,347 $  667,563
Trading account liabilities.............................     71,872        --
Other liabilities.......................................    145,820    149,712
Long-term debt (note 10)................................    100,000    200,000
Subordinated long-term debt and perpetual capital notes
 (note 10)..............................................  2,400,000  2,400,000
Junior subordinated debt issued to subsidiary trusts
 (note 11)..............................................    360,173        --
Stockholders' equity (notes 12 and 15):
  Cumulative preferred stock, no par value..............    555,800    575,000
  Common stock, $5 par value............................    275,048    281,298
  Surplus...............................................    502,425    590,008
  Retained earnings.....................................  1,918,880  1,636,264
  Net unrealized appreciation (depreciation) on
   securities available for sale, net of taxes..........     54,467    (74,762)
                                                         ---------- ----------
  Total stockholders' equity............................  3,306,620  3,007,808
                                                         ---------- ----------
  Total liabilities and stockholders' equity............ $7,246,832 $6,425,083
                                                         ========== ==========

CONDENSED STATEMENTS OF INCOME

                                                    1996     1995      1994
                                                  -------- --------  --------
                                                        (IN THOUSANDS)
INCOME:
  Dividends from bank subsidiaries............... $230,000 $184,000  $195,637
  Dividends from non-bank subsidiaries...........   11,000    5,000    24,315
  Interest from subsidiaries.....................   90,524   99,937    87,042
  Interest and dividend income...................   59,473   55,572    47,907
  Trading account profits and commissions........    2,444      803       --
  Investment securities gains (losses), net......      108     (110)   (6,669)
  Other income...................................    1,538      628       371
                                                  -------- --------  --------
    Total income.................................  395,087  345,830   348,603
                                                  -------- --------  --------
EXPENSES:
  Salaries and employee benefits.................   38,519   35,654    30,840
  Interest on long-term debt and commercial
   paper.........................................  224,873  226,996   199,535
  Restructuring and related charges..............      --    42,103     5,978
  Other expenses.................................   11,072   17,428    18,740
                                                  -------- --------  --------
    Total expenses...............................  274,464  322,181   255,093
                                                  -------- --------  --------
Income before income tax benefit and equity in
 undistributed net income of subsidiaries........  120,623   23,649    93,510
Applicable income tax benefit-current............   57,437   73,271    62,758
                                                  -------- --------  --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
 OF SUBSIDIARIES.................................  178,060   96,920   156,268
Equity in undistributed net income of
 subsidiaries....................................  240,780  191,729   183,740
                                                  -------- --------  --------
NET INCOME....................................... $418,840 $288,649  $340,008
                                                  ======== ========  ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................  $ 418,840  $ 288,649  $ 340,008
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity in undistributed net income of
   subsidiaries..............................   (240,780)  (191,729)  (183,740)
  Net change in trading accounts.............    (25,422)   (10,106)       --
  Net change in dividends receivable from
   subsidiaries..............................     19,000    (64,000)    45,000
  Other, net.................................    (24,709)   (12,782)     3,090
                                               ---------  ---------  ---------
Net cash provided by operating activities....    146,929     10,032    204,358
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits with subsidiary bank................    (96,891)   343,948    160,089
Cash contributions to bank and non-bank
 subsidiaries................................   (153,752)  (102,300)  (315,146)
Short-term investments.......................   (154,348)   (82,402)  (130,605)
Investment in subordinated debt of subsidiary
 bank........................................    100,000        --    (100,000)
Advances to subsidiaries.....................    (65,670)    77,347    (12,440)
Loans........................................      1,151     (7,199)      (845)
Other, net...................................     16,881    109,348    (43,448)
                                               ---------  ---------  ---------
Net cash provided by (used in) investing
 activities..................................   (352,629)   338,742   (442,395)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper.............................    194,784   (311,827)    97,649
Proceeds from issuance of subordinated long-
 term debt...................................    100,000        --     200,000
Proceeds from issuance of junior subordinated
 debt to subsidiary trusts...................    360,173        --         --
Repayment of subordinated long-term debt.....   (100,000)       --     (66,000)
Repayment of long-term debt..................   (100,000)       --         --
Net proceeds from issuance of cumulative
 preferred stock.............................        --      72,563    146,017
Repurchase of cumulative preferred stock.....    (19,200)       --     (33,925)
Repurchase of common stock...................   (133,724)   (18,421)   (39,740)
Cash dividends paid..........................   (115,136)  (113,431)   (98,856)
Other, net...................................     18,803     22,342     32,892
                                               ---------  ---------  ---------
Net cash provided by (used in) financing
 activities..................................    205,700   (348,774)   238,037
                                               ---------  ---------  ---------
Cash and due from banks at beginning and end
 of year.....................................  $     --   $     --   $     --
                                               =========  =========  =========

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

LOGO


The Board of Directors and Stockholders  Republic New York Corporation:

  We have audited the accompanying consolidated statements of condition of Republic New York Corporation (the "Corporation") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996, and the consolidated statements of condition of Republic National Bank of New York as of December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic New York Corporation as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 1996, and the consolidated financial position of Republic National Bank of New York as of December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                           LOGO

New York, New York
January 14, 1997

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

  Management assessed the Corporation's internal control system over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1996, the Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

 Compliance With Laws And Regulations

  Management is also responsible for maintaining an effective system of internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

  Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, Republic National Bank of New York, complied, in all material respects, with such laws and regulations during the year ended December 31, 1996.

      LOGO                                               LOGO
      Walter H. Weiner                                   Kenneth F. Cooper
      Chairman of the Board                              Executive Vice President and
                                                         Chief Financial Officer--
                                                         Financial Reporting and Control

New York, New York January 14, 1997

REPUBLIC NEW YORK CORPORATION INDEPENDENT ACCOUNTANTS' REPORT ON MANAGEMENT'S ASSERTIONS RELATED TO INTERNAL CONTROLS OVER FINANCIAL REPORTING

LOGO


The Board of Directors  Republic New York Corporation

  We have examined management's assertion, included in the accompanying Report of Management--Internal Control System Over Financial Reporting, that as of December 31, 1996, Republic New York Corporation maintained an effective internal control system over financial reporting presented in conformity with generally accepted accounting principles.

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

                           LOGO

New York, New York
January 14, 1997

SUPPLEMENTARY DATA

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
                          -----------  -----------  -----------  -----------  -----------
                                                (IN THOUSANDS)
ASSETS
Cash and due from
 banks..................  $   710,183  $   675,683  $   867,242  $   636,633  $   490,711
Interest-bearing
 deposits with banks....    5,909,195    6,094,495   10,242,061    5,346,647   10,562,885
Precious metals.........    1,231,319    1,250,038    1,456,269    1,117,610      419,132
Securities held to
 maturity...............    8,135,068    4,487,022    5,887,672    1,992,847   12,011,358
Securities available for
 sale...................   13,040,445   11,751,523    5,552,056   12,956,946      320,113
                          -----------  -----------  -----------  -----------  -----------
    Total investment
     securities.........   21,175,513   16,238,545   11,439,728   14,949,793   12,331,471
Trading account assets..    4,807,788    4,035,606    2,543,637    1,194,629      742,236
Federal funds sold and
 securities purchased
 under resale
 agreements.............    2,109,109    1,749,268    1,123,925    2,322,465    1,505,274
Loans, net of unearned
 income.................   11,721,936    9,843,960    8,913,490    9,508,558    8,007,457
Allowance for possible
 credit losses..........     (350,358)    (300,593)    (319,220)    (311,855)    (241,020)
Customers' liability on
 acceptances............      938,615      818,007    1,514,461    1,134,294    1,611,531
Accounts receivable and
 accrued interest.......    2,108,318    1,946,077    1,797,491    2,117,879      571,648
Investment in
 affiliate..............      806,274      722,466      607,818      625,333      553,315
Premises and equipment..      469,231      436,771      428,017      399,626      385,557
Other assets............      661,728      371,231      452,986      451,860      206,191
                          -----------  -----------  -----------  -----------  -----------
    Total assets........  $52,298,851  $43,881,554  $41,067,905  $39,493,472  $37,146,388
                          ===========  ===========  ===========  ===========  ===========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Noninterest-bearing
 deposits:
  In domestic offices...  $ 2,296,267  $ 1,740,035  $ 1,701,667  $ 1,427,518  $ 1,236,451
  In foreign offices....      177,675      160,133      114,503      135,251       79,262
Interest-bearing
 deposits:
  In domestic offices...   12,559,554    8,471,452    8,534,562    8,724,797    9,164,704
  In foreign offices....   16,692,083   14,548,013   12,375,270   12,513,684   10,621,770
                          -----------  -----------  -----------  -----------  -----------
    Total deposits......   31,725,579   24,919,633   22,726,002   22,801,250   21,102,187
Trading account
 liabilities............    4,402,085    3,719,651    2,087,594      177,475       62,064
Short-term borrowings...    5,446,841    3,890,768    4,969,394    4,164,419    5,736,212
Acceptances
 outstanding............      939,598      819,766    1,517,675    1,137,636    1,616,964
Accounts payable and
 accrued expenses.......    1,405,822    2,840,048    1,325,953    2,873,903    1,096,163
Due to factored
 clients................      604,686      528,684      680,010      614,549      559,211
Other liabilities.......      218,910      193,645      134,792      122,203       76,737
Long-term debt..........    1,498,710    1,555,111    2,580,831    2,582,875    2,502,497
Subordinated long-term
 debt and perpetual
 capital notes..........    2,400,000    2,406,440    2,406,266    2,271,940    2,130,924
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely junior
 subordinated debt
 securities.............      350,000          --           --           --           --
Stockholders' equity:
  Preferred stock, no
   par value............      555,800      575,000      672,500      556,425      556,425
  Common stock, $5 par
   value................      275,048      281,298      263,106      263,516      260,951
  Surplus...............      502,425      590,008      437,653      459,713      447,691
  Retained earnings.....    1,918,880    1,636,264    1,457,609    1,204,818      998,362
  Net unrealized
   appreciation
   (depreciation) on
   securities available
   for sale, net of
   taxes................       54,467      (74,762)    (191,480)     262,750          --
                          -----------  -----------  -----------  -----------  -----------
    Total stockholders'
     equity.............    3,306,620    3,007,808    2,639,388    2,747,222    2,263,429
                          -----------  -----------  -----------  -----------  -----------
    Total liabilities
     and stockholders'
     equity.............  $52,298,851  $43,881,554  $41,067,905  $39,493,472  $37,146,388
                          ===========  ===========  ===========  ===========  ===========

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                             1996       1995       1994       1993        1992
                          ---------- ---------- ---------- ----------  ----------
                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on
 loans..................  $  919,230 $  749,719 $  696,816 $  635,484  $  721,909
Interest on deposits
 with banks.............     376,030    526,185    414,294    295,871     385,299
Interest and dividends
 on investment
 securities:
  Taxable...............   1,279,226    927,740    871,785    847,022     807,611
  Exempt from federal
   income taxes.........      93,257     89,744     76,783     65,759      63,385
Interest on trading
 account assets.........      67,279     55,736     55,736     54,467      22,928
Interest on federal
 funds sold and
 securities purchased
 under resale
 agreements.............      98,061     97,547     57,915     34,323      37,460
                          ---------- ---------- ---------- ----------  ----------
    Total interest
     income.............   2,833,083  2,446,671  2,173,329  1,932,926   2,038,592
                          ---------- ---------- ---------- ----------  ----------
INTEREST EXPENSE:
Interest on deposits....   1,282,205  1,138,075    827,790    689,234     804,906
Interest on short-term
 borrowings.............     333,075    218,804    218,529    197,769     234,249
Interest on long-term
 debt...................     255,618    270,893    280,536    270,072     279,073
                          ---------- ---------- ---------- ----------  ----------
    Total interest
     expense............   1,870,898  1,627,772  1,326,855  1,157,075   1,318,228
                          ---------- ---------- ---------- ----------  ----------
NET INTEREST INCOME.....     962,185    818,899    846,474    775,851     720,364
Provision for credit
 losses.................      32,000     12,000     19,000     85,000     120,000
                          ---------- ---------- ---------- ----------  ----------
Net interest income
 after provision for
 credit losses..........     930,185    806,899    827,474    690,851     600,364
                          ---------- ---------- ---------- ----------  ----------
OTHER OPERATING INCOME:
Income from precious
 metals.................      24,700     38,049     50,930     37,910      22,637
Foreign exchange trading
 income.................      98,165    113,051     91,028    111,572     102,571
Trading account profits
 and commissions........      52,941     24,746     27,357     78,742      12,319
Investment securities
 gains, net.............      23,247     25,663     14,971      1,295      11,232
Net gain (loss) on loans
 sold or held for sale..         974      6,765      1,763       (843)     17,089
Commission income.......      71,393     56,935     57,297     50,956      37,592
Equity in earnings of
 affiliate..............      93,418     79,481     77,376     59,463      45,220
Other income............      81,277     68,191     65,646     56,377      53,587
                          ---------- ---------- ---------- ----------  ----------
    Total other
     operating income...     446,115    412,881    386,368    395,472     302,247
                          ---------- ---------- ---------- ----------  ----------
OTHER OPERATING
 EXPENSES:
Salaries................     256,002    237,414    238,825    203,759     180,318
Employee benefits.......     164,099    144,202    142,358    143,748     113,813
Occupancy, net..........      72,692     57,975     55,425     48,161      45,301
Restructuring and
 related charges........         --     120,000     17,000        --          --
Other expenses..........     292,961    262,074    267,868    239,297     215,910
                          ---------- ---------- ---------- ----------  ----------
    Total other
     operating
     expenses...........     785,754    821,665    721,476    634,965     555,342
                          ---------- ---------- ---------- ----------  ----------
INCOME BEFORE INCOME
 TAXES..................     590,546    398,115    492,366    451,358     347,269
Income taxes............     171,706    109,466    152,358    150,153      88,386
                          ---------- ---------- ---------- ----------  ----------
NET INCOME..............  $  418,840 $  288,649 $  340,008 $  301,205  $  258,883
                          ========== ========== ========== ==========  ==========
NET INCOME APPLICABLE TO
 COMMON STOCK...........  $  387,322 $  252,182 $  305,598 $  272,790  $  230,497
                          ========== ========== ========== ==========  ==========
Net income per common
 share:
  Primary...............  $     6.97 $     4.66 $     5.79 $     5.20  $     4.42
  Fully diluted.........        6.97       4.59       5.61       5.05        4.32
Cash dividends declared
 per common share.......        1.52       1.44       1.32       1.08        1.00
Average common shares
 outstanding:
  Primary...............      55,595     54,060     52,736     52,466      52,204
  Fully diluted.........      55,595     56,199     56,534     56,321      56,020

                         REPUBLIC NEW YORK CORPORATION

 SELECTED FINANCIAL DATA--SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                         1996                                1995
                          ----------------------------------- ------------------------------------
                           FOURTH   THIRD    SECOND   FIRST    FOURTH   THIRD    SECOND    FIRST
                          -------- -------- -------- -------- -------- -------- --------  --------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.........  $739,641 $721,827 $705,968 $665,647 $638,299 $613,037 $583,507  $611,828
Interest expense........   488,941  475,343  464,053  442,561  428,205  409,421  394,281   395,865
                          -------- -------- -------- -------- -------- -------- --------  --------
Net interest income.....   250,700  246,484  241,915  223,086  210,094  203,616  189,226   215,963
Provision for credit
 losses.................     4,000   20,000    4,000    4,000    3,000    3,000    3,000     3,000
                          -------- -------- -------- -------- -------- -------- --------  --------
Net interest income
 after provision for
 credit losses..........   246,700  226,484  237,915  219,086  207,094  200,616  186,226   212,963
Other operating income..   119,883  109,783  109,177  107,272   97,001   96,798  119,939    99,143
Other operating
 expenses(1)............   207,224  198,294  195,887  184,349  169,228  162,175  297,661   192,601
                          -------- -------- -------- -------- -------- -------- --------  --------
Income before income
 taxes..................   159,359  137,973  151,205  142,009  134,867  135,239    8,504   119,505
Income tax expense
 (benefit)..............    50,813   30,321   48,155   42,417   40,010   40,051   (2,587)   31,992
                          -------- -------- -------- -------- -------- -------- --------  --------
Net income..............  $108,546 $107,652 $103,050 $ 99,592 $ 94,857 $ 95,188 $ 11,091  $ 87,513
                          ======== ======== ======== ======== ======== ======== ========  ========
Net income applicable to
 common stock...........  $100,595 $ 99,677 $ 95,235 $ 91,815 $ 86,792 $ 87,011 $  1,036  $ 77,343
                          ======== ======== ======== ======== ======== ======== ========  ========
-------
(1) Includes a provision for restructuring and related charges of $120.0 million in the second quarter of 1995.

Net income per common
 share:
  Primary...............  $   1.82 $   1.80 $   1.71 $   1.64 $   1.54 $   1.57 $   0.02  $   1.48
  Fully diluted.........      1.82     1.80     1.71     1.64     1.54     1.55     0.02      1.43
Average common shares
 outstanding:
  Primary...............    55,244   55,396   55,718   56,021   56,214   55,316   52,352    52,302
  Fully diluted.........    55,244   55,396   55,718   56,021   56,318   56,292   56,114    56,073

AFFILIATE FINANCIAL STATEMENTS

                          SAFRA REPUBLIC HOLDINGS S.A.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                           DECEMBER 31,
                                                      ------------------------
                                               NOTES     1996         1995
                                               ------ -----------  -----------
                                                       (IN THOUSANDS OF US$
                                                      EXCEPT PER SHARE DATA)
ASSETS:
Cash and due from banks.......................             80,760       54,458
Interest-bearing deposits with banks..........      3   6,041,717    6,058,483
Investment securities:                              4
  Securities available for sale, at
   approximate market value...................          4,916,012    5,203,181
  Securities held to maturity (approximate
   market value of US$3,740,434 in 1996 and
   US$2,151,602 in 1995)......................          3,749,369    2,147,919
                                                      -----------  -----------
    Total investment securities...............          8,665,381    7,351,100
                                                      -----------  -----------
Trading account assets........................      5     202,211      155,172
Loans, net of unearned income.................      6   1,687,050    1,443,803
Allowance for possible credit losses..........      7    (131,071)    (130,300)
Accrued interest receivable...................            227,260      237,883
Due from brokers..............................            160,332      268,553
Premises and equipment........................            139,341      129,226
Other assets..................................            150,428       92,166
                                                      -----------  -----------
    Total assets..............................         17,223,409   15,660,544
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Client deposits...............................         11,576,742    9,961,958
Bank deposits.................................          1,761,205    1,385,643
                                                      -----------  -----------
    Total deposits............................      8  13,337,947   11,347,601
                                                      -----------  -----------
Trading account liabilities...................      5     148,326       79,245
Securities sold under repurchase agreements...      9   1,508,604    1,591,338
Accrued interest payable......................            201,600      152,476
Due to brokers................................             40,150      685,053
Other liabilities.............................            168,672      162,024
Long-term debt................................     10     175,000      175,000
Commitments and contingent liabilities........     18
SHAREHOLDERS' EQUITY:                          12, 13
Common stock, US$5 par value, 200,000,000
 shares authorised; 17,831,012 shares issued;
 17,639,725 shares outstanding in 1996 and
 17,586,926 in 1995...........................             89,155       89,155
Surplus.......................................            818,793      820,119
Retained earnings.............................            658,855      530,655
Cumulative translation adjustment.............             (9,150)      35,637
Less: 191,287 shares held in treasury, at
 cost, in 1996 and 244,086 in 1995............            (16,857)     (20,981)
Net unrealised appreciation on securities
 available for sale, net of taxes.............            102,314       13,222
                                                      -----------  -----------
    Total shareholders' equity................          1,643,110    1,467,807
                                                      -----------  -----------
    Total liabilities and shareholders'
     equity...................................         17,223,409   15,660,544
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                              NOTES  1996     1995     1994
                                              ----- -------  -------  -------
                                                     (IN THOUSANDS OF US$
                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME (INCLUDING FEES AND
 DIVIDENDS):
Loans........................................        94,090   90,911   80,934
Deposits with banks..........................       331,949  364,749  244,721
Investment securities........................       556,851  444,494  397,365
Trading account assets.......................           142    3,961    2,491
                                                    -------  -------  -------
    Total interest income....................       983,032  904,115  725,511
                                                    -------  -------  -------
INTEREST EXPENSE:
Deposits.....................................       624,450  594,997  409,221
Repurchase agreements and borrowings.........        81,980   61,701   84,726
Long-term debt...............................        10,422   12,015    7,086
                                                    -------  -------  -------
    Total interest expense...................       716,852  668,713  501,033
                                                    -------  -------  -------
NET INTEREST INCOME..........................       266,180  235,402  224,478
Provision for credit losses..................    7   12,000    1,000   12,000
                                                    -------  -------  -------
Net interest income after provision for
 credit losses...............................       254,180  234,402  212,478
                                                    -------  -------  -------
OTHER OPERATING INCOME:
Foreign exchange and precious metals trading
 income......................................    5   29,990   19,807   14,337
Trading account income (loss), net...........    5    9,382    7,638   (4,913)
Investment securities (losses) gains, net....        (1,042)  (4,140)   2,276
Commission income, net of expense of
 US$9,886, US$7,413 and US$11,496,
 respectively................................        79,765   69,764   78,476
Other income.................................         1,018    2,439    1,200
                                                    -------  -------  -------
    Total other operating income.............       119,113   95,508   91,376
                                                    -------  -------  -------
OPERATING EXPENSES:
Salaries.....................................        59,469   60,056   51,439
Employee benefits............................   13   30,694   26,792   25,036
Occupancy, net...............................   18   20,683   19,264   15,606
Other expenses...............................        56,675   51,523   43,963
                                                    -------  -------  -------
    Total operating expenses.................       167,521  157,635  136,044
                                                    -------  -------  -------
INCOME BEFORE INCOME TAXES...................       205,772  172,275  167,810
Income taxes.................................   11   15,942   10,171    9,235
                                                    -------  -------  -------
NET INCOME...................................       189,830  162,104  158,575
                                                    =======  =======  =======
Net income per common share..................         10.78     9.16     8.94
Average common shares outstanding (in
 thousands)..................................        17,609   17,692   17,738

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                   (IN THOUSANDS OF US$)
COMMON STOCK..................................    89,155     89,155     89,155
                                               =========  =========  =========
SURPLUS:
  Balance at beginning of year................   820,119    820,038    819,902
  Reissuance of common stock under restricted
   stock plan.................................    (1,326)        81        136
                                               ---------  ---------  ---------
    Balance at end of year....................   818,793    820,119    820,038
                                               =========  =========  =========
RETAINED EARNINGS:
  Balance at beginning of year................   530,655    426,298    316,512
  Net income..................................   189,830    162,104    158,575
  Dividends paid..............................   (61,630)   (57,747)   (48,789)
                                               ---------  ---------  ---------
    Balance at end of year....................   658,855    530,655    426,298
                                               =========  =========  =========
CUMULATIVE TRANSLATION ADJUSTMENT:
  Balance at beginning of year................    35,637     12,183    (29,333)
  (Decrease) increase during year.............   (44,787)    23,454     41,516
                                               ---------  ---------  ---------
    Balance at end of year....................    (9,150)    35,637     12,183
                                               =========  =========  =========
SHARES HELD IN TREASURY:
  Balance at beginning of year................   (20,981)    (4,743)    (5,444)
  Purchases...................................    (2,249)   (19,832)    (1,049)
  Reissuances under restricted stock plan.....     6,373      3,594      1,750
                                               ---------  ---------  ---------
    Balance at end of year....................   (16,857)   (20,981)    (4,743)
                                               =========  =========  =========
NET UNREALISED APPRECIATION (DEPRECIATION) ON
 SECURITIES AVAILABLE FOR SALE, NET OF TAXES:
  Balance at beginning of year................    13,222    (96,578)    89,963
  Change attributable to the one time transfer
   of securities held to maturity to the
   available for sale classification..........       --      38,199        --
  Unrealised appreciation (depreciation)
   during year, net of taxes..................    89,092     71,601   (186,541)
                                               ---------  ---------  ---------
    Balance at end of year....................   102,314     13,222    (96,578)
                                               =========  =========  =========
TOTAL SHAREHOLDERS' EQUITY:
  Balance at beginning of year................ 1,467,807  1,246,353  1,280,755
  Net changes during year.....................   175,303    221,454    (34,402)
                                               ---------  ---------  ---------
    Balance at end of year.................... 1,643,110  1,467,807  1,246,353
                                               =========  =========  =========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                  (IN THOUSANDS OF US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................     189,830     162,104     158,575
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortisation, net.......      20,922      13,481       9,171
  Provision for credit losses..............      12,000       1,000      12,000
  Available for sale securities gains......     (20,376)    (17,511)     (8,779)
  Available for sale securities losses.....      21,418      21,651       6,503
  Net changes in trading account assets and
   liabilities.............................     (10,309)    (56,116)     51,658
  Net change in accrued interest
   receivable..............................       5,038     (94,425)     (3,575)
  Net change in accrued interest payable...      51,139      25,543     (16,451)
  Other, net...............................     (72,768)    (14,160)     26,756
                                             ----------  ----------  ----------
Net cash provided by operating activities..     196,894      41,567     235,858
                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks.......    (191,709)   (613,290) (1,404,591)
Purchases of securities available for
 sale......................................  (2,329,695) (3,131,086)   (765,984)
Proceeds from sales of securities available
 for sale..................................   1,626,652   1,587,339     894,558
Purchases of securities held to maturity...  (1,920,675)   (815,288)   (310,802)
Proceeds from maturities of securities
 available for sale........................     569,440     751,417     518,482
Proceeds from maturities of securities held
 to maturity...............................     357,067     452,626     256,894
Loans......................................    (259,441)   (107,738)    (43,112)
Other, net.................................     (37,379)    (37,026)     (3,226)
                                             ----------  ----------  ----------
Net cash used by investing activities......  (2,185,740) (1,913,046)   (857,781)
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Client deposits............................   1,759,823   1,636,693   1,994,515
Bank deposits..............................     412,485     111,114    (418,147)
Repurchase agreements and borrowings.......     (83,782)    166,254    (903,068)
Proceeds from issuance of long-term debt...         --       15,000      10,000
Dividends paid.............................     (61,630)    (57,747)    (48,789)
Purchase of treasury shares................      (2,249)    (19,832)     (1,049)
                                             ----------  ----------  ----------
Net cash provided by financing activities..   2,024,647   1,851,482     633,462
                                             ----------  ----------  ----------
Effect of exchange rate changes on cash and
 due from banks............................      (9,499)     14,918      15,916
                                             ----------  ----------  ----------
Net increase (decrease) in cash and due
 from banks................................      26,302      (5,079)     27,455
Cash and due from banks at beginning of
 year......................................      54,458      59,537      32,082
                                             ----------  ----------  ----------
Cash and due from banks at end of year.....      80,760      54,458      59,537
                                             ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
Income taxes...............................       7,951       8,732       5,231
Interest...................................     665,713     630,732     497,478
Transfer to (from) investments held to
 maturity from (to) investments available
 for sale..................................     679,542  (1,487,556)  1,804,562

          See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANISATION

  Safra Republic Holdings S.A. ("Safra Republic"), incorporated in the Grand Duchy of Luxembourg in May 1988, is the holding company of six European banking subsidiaries: Republic National Bank of New York (Suisse) S.A., Republic National Bank of New York (Luxembourg) S.A., Republic National Bank of New York (Monaco) S.A. (banking licence received in January 1997), Republic National Bank of New York (France) S.A., Republic National Bank of New York (Guernsey) Limited and Republic National Bank of New York (Gibraltar) Limited.

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

  At December 31, 1996, Republic New York Corporation ("RNYC") owned approximately 49.1% and Saban S.A. owned approximately 20.8% (our two largest principal shareholders) of Safra Republic's outstanding common stock. By virtue of these ownership interests in Safra Republic, the supervisory responsibilities of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the United States Comptroller of the Currency ("OCC") extend to Safra Republic. It is the understanding of the bank regulators of the countries in which Safra Republic has subsidiaries ("bank regulators") that the Federal Reserve and the OCC exercise overall consolidated supervisory oversight responsibilities in respect of Safra Republic and its subsidiaries, and that the Luxembourg Monetary Institute ("IML"), by virtue of the European Directive on Consolidated Supervision, exercises prudential consolidated supervisory responsibilities, while the bank regulators oversee the local subsidiaries' compliance with local laws, regulations and banking practice.

  During the third quarter of 1996, the Company purchased Banque Unigestion S.A., a Geneva based private bank which was subsequently merged into Republic National Bank of New York (Suisse) S.A. Such transaction was accounted for under the purchase method. Goodwill arising from the transaction is amortized on a straight-line basis over 10 years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  The accounting and reporting policies of Safra Republic and its subsidiaries ("the Company") generally reflect United States banking industry practices and conform to United States generally accepted accounting principles ("U.S. GAAP"). The Company adopted U.S. GAAP for its financial reporting to RNYC and Saban S.A. and their regulatory supervisors due to the reasons set out in Note
1. A reconciliation of total assets, shareholders' equity and net income as of and for the three years ended December 31, 1996 prepared under both U.S. GAAP and Luxembourg generally accepted accounting principles ("Luxembourg GAAP") is included in Note 20.

  The preparation of financial statements requires that management make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expense for the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

  A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below:

  A. Basis of Consolidation: The consolidated financial statements include the accounts of Safra Republic and its banking and non-banking subsidiaries. Significant intercompany transactions are eliminated in consolidation.

  Assets and liabilities are translated into their U.S. Dollar equivalents based on rates of exchange prevailing at year end. Revenue and expenses are translated at average exchange rates for the year. Net translation gains or losses on subsidiaries' financial statements whose functional currency is not the U.S. Dollar, are a component of the cumulative translation adjustment in shareholders' equity net of related hedging results.

  Certain of the following footnotes have been prepared on a geographical ultimate risk basis. Geographical ultimate risk is defined as the domicile of the guarantor or the domicile of the counterparty or the head office of the guarantor or counterparty if it is a branch.

  Certain prior year amounts have been reclassified to conform with the 1996 presentation.

  B. Securities

  Investment securities: The Company designates an investment security and any related hedge as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes debt securities, which are carried at amortised cost, that the Company has the positive intent and ability to hold to maturity. The available for sale classification includes debt and marketable equity securities which are carried at estimated fair value. Unrealised gains or losses on securities available for sale and off-balance sheet financial instruments used to hedge these securities are included as a separate component of shareholders' equity, net of tax effect. Gains or losses on sales of securities available for sale are recognised by the specific identification method and are recorded in investment securities (losses) gains, net.

  The Company periodically reviews its intent with respect to securities available for sale and may redesignate these securities and related off balance sheet financial instruments used as hedges as held to maturity. At the time of redesignation, such securities are recorded at market value, and any unrealised appreciation or depreciation existing with respect to such securities and related hedges continues to be reported as a separate component of shareholders' equity and amortised to interest income over the life of the security.

  Trading account securities: Trading securities are carried at market value and are recorded as of their trade dates. Short trading positions are classified as liabilities. Gains and losses on trading positions are recognised currently as trading account income (loss), net.

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

  Impaired loans include all loans where it is probable that the Company will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Impaired loans have been placed on non-accrual status either because interest or principal are past due or, based on management's judgement, the Company does not expect to receive all principal and interest in accordance with the terms of the loan agreements. Factors involved in determining impairment include, but are not limited to, expected future cash flows and financial condition of the borrower. The impairment of such loans is measured based on either an estimate of the present value of expected future cash flows at a loan's effective interest rate or the fair value of collateral if the loan is collateral dependent. The difference between such estimate and the carrying value of the loan is provided for in the allowance for possible credit losses.

  When a loan is placed on a nonaccrual status all accrued interest receivable is reversed and charged against current interest income. Interest received on nonaccrual loans is either applied against principal or credited to income, according to management's judgement as to the collectibility of principal. Generally, a loan may be restored to accrual status only after all delinquent interest and principal are brought current, and, in the case of loans where interest has been interrupted for a substantial period, a regular payment performance is established. Management charges off non-accrual and impaired loans based on its assessment of qualitative and quantitative factors on an individual loan basis.

  An allowance for possible credit losses is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and other credit related exposures. A judgement as to the adequacy of the allowance is made at the end of each quarterly reporting period. Should the allowance be judged to be inadequate because of changes in the size or risk characteristics of the portfolios, the allowance is increased through a provision for credit losses that is charged to income in the quarterly reporting period.

  D. Depreciation and amortisation: Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortisation. Depreciation and amortisation are computed on a straight-line basis and are charged to other operating expenses over the lesser of the estimated useful lives of the assets or lease terms. The estimated useful lives for premises and equipment are 25 to 40 years and 3 to 10 years, respectively. Maintenance and repairs are expensed as incurred and improvements are capitalised. Goodwill is amortised on a straight line basis over a period not to exceed 15 years.

  E. Securities financing arrangements: Securities sold under repurchase agreements ("repurchase agreements") are generally treated as borrowing transactions and are carried at the amounts at which the securities were initially sold. Interest expense recognised under these agreements is recorded as interest expense on repurchase agreements and borrowings. Interest income on the related securities is recorded as interest income on investment securities.

  F. Financial instruments: Off-balance sheet financial instruments include futures, forwards, swaps, caps and options in the interest rate, foreign exchange, equity, and precious metals commodity markets. The Company uses these instruments in conjunction with its overall trading and risk management activities.

  Realised and unrealised gains and losses on currency contracts designated and effective as hedges of investments in certain subsidiaries denominated in foreign currencies are recorded in the cumulative translation adjustment component of shareholders' equity.

  Trading: Financial instruments that are entered into for trading purposes or to hedge other trading instruments are carried at market value, with resultant gains and losses reported currently in foreign exchange and precious metals trading income or in trading account income (loss).

  Risk management: The financial instruments that are entered into to meet longer-term interest rate management objectives, including maximisation of net interest income, are accounted for on an accrual basis in the interest income or expense caption of the related asset or liability. The notional amount of contracts used in asset and liability management are recorded as off-balance sheet transactions. The net settlements on such transactions are accrued as an adjustment to interest income or expense over the lives of the related agreements. Gains or losses on terminated contracts, where the underlying asset or liability has not been settled, are deferred and amortised into interest income or interest expense over the life of the original hedge.

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

  H. Transactions with affiliates: Amounts due to and from the Company's affiliates (primarily the two largest principal shareholders) arise from transactions conducted in the ordinary course of business. Such transactions are made upon substantially the same terms as those prevailing at the time for comparable transactions with third parties. Such amounts are included in the consolidated financial statements on a line-by-line basis.

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

3. INTEREST-BEARING DEPOSITS WITH BANKS

  The following tables provide information on the composition by ultimate risk and maturity distribution of the Company's interest-bearing deposits with banks at December 31:

                                                             1996       1995
                                                          ---------- ----------
                                                          (IN THOUSANDS OF US$)
    Ultimate risk:
      United States......................................    273,408    341,616
      United Kingdom and Channel Islands.................    834,321  1,197,709
      Continental Europe.................................  4,207,261  3,957,453
      Japan and Southeast Asia...........................    411,856    192,725
      Central and South America..........................     59,722     42,527
      Canada.............................................    204,385    264,430
      Other..............................................     50,764     62,023
                                                          ---------- ----------
                                                           6,041,717  6,058,483
                                                          ========== ==========
    Maturity distribution:
      Due within one month...............................  3,725,733  3,780,581
      Due after one month but within six months..........  2,229,055  2,143,511
      Due after six months but within twelve months......     86,285    134,391
      Due after one year.................................        644        --
                                                          ---------- ----------
                                                           6,041,717  6,058,483
                                                          ========== ==========

4. INVESTMENT SECURITIES

  The following tables provide information related to the Company's portfolio of securities available for sale and held to maturity at respective year ends:

 Securities available for sale

                                                     1996
                                   ------------------------------------------
                                                  GROSS UNREALISED
                                                  ----------------    BOOK/
                                   AMORTISED COST  GAINS  (LOSSES)   MARKET
                                   -------------- ------- --------  ---------
                                             (IN THOUSANDS OF US$)
    Banks.........................   1,233,818     42,714   (3,948) 1,272,584
    Governments and government
     agencies.....................   2,526,926    111,155  (11,426) 2,626,655
    Companies.....................   1,067,558     11,355   (8,268) 1,070,645
    Interest rate and currency
     swaps........................         --      13,627  (67,499)   (53,872)
                                     ---------    ------- --------  ---------
                                     4,828,302    178,851  (91,141) 4,916,012
                                     =========    ======= ========  =========
                                                     1995
                                   ------------------------------------------
                                                  GROSS UNREALISED
                                                  ----------------    BOOK/
                                   AMORTISED COST  GAINS  (LOSSES)   MARKET
                                   -------------- ------- --------  ---------
                                             (IN THOUSANDS OF US$)
    Banks.........................     843,803     24,729   (2,868)   865,664
    Governments and government
     agencies.....................   3,300,206     79,365  (38,201) 3,341,370
    Companies.....................   1,040,933     19,859  (11,445) 1,049,347
    Interest rate and currency
     swaps........................         --      34,954  (88,154)   (53,200)
                                     ---------    ------- --------  ---------
                                     5,184,942    158,907 (140,668) 5,203,181
                                     =========    ======= ========  =========

 Securities held to maturity

                                                     1996
                                  -------------------------------------------
                                                 GROSS UNREALISED
                                      BOOK/      -----------------  ESTIMATED
                                  AMORTISED COST  GAINS  (LOSSES)    MARKET
                                  -------------- ------- ---------  ---------
                                            (IN THOUSANDS OF US$)
Banks............................      60,419      2,871       (9)     63,281
Governments and government
 agencies........................   3,591,104     32,325  (28,397)  3,595,032
Companies........................      97,846      7,460      --      105,306
Interest rate and currency
 swaps...........................         --      13,703  (36,888)    (23,185)
                                    ---------    ------- --------   ---------
                                    3,749,369     56,359  (65,294)  3,740,434
                                    =========    ======= ========   =========

                                                     1995
                                  -------------------------------------------
                                                 GROSS UNREALISED
                                      BOOK/      -----------------  ESTIMATED
                                  AMORTISED COST  GAINS  (LOSSES)    MARKET
                                  -------------- ------- ---------  ---------
                                            (IN THOUSANDS OF US$)
Banks............................      68,111      2,313   (1,634)     68,790
Governments and government
 agencies........................   1,987,635     38,938     (326)  2,026,247
Companies........................      92,173      9,425      --      101,598
Interest rate and currency
 swaps...........................         --       4,822  (49,855)    (45,033)
                                    ---------    ------- --------   ---------
                                    2,147,919     55,498  (51,815)  2,151,602
                                    =========    ======= ========   =========

 Total securities:

  The following table provides information on all investment securities at December 31, 1996, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment and early call privileges of the issuer.

                                 AVAILABLE FOR SALE       HELD TO MATURITY
                                 -------------------  ------------------------
                                 AMORTISED   BOOK/        BOOK/      ESTIMATED
                                   COST     MARKET    AMORTISED COST  MARKET
                                 --------- ---------  -------------- ---------
                                            (IN THOUSANDS OF US$)
Due in one year or less........    493,894   494,501          --           --
Due after one year but within
 five years....................  1,398,658 1,438,364      180,944      193,023
Due after five years but within
 ten years.....................    921,138   985,574       37,244       41,583
Due after ten years............    642,340   674,811        8,206        9,203
Mortgage-backed securities.....  1,223,029 1,224,183    3,522,975    3,519,810
Equity securities..............    149,243   152,451          --           --
Interest rate and currency
 swaps.........................        --    (53,872)         --       (23,185)
                                 --------- ---------    ---------    ---------
                                 4,828,302 4,916,012    3,749,369    3,740,434
                                 ========= =========    =========    =========

  Mortgage-backed securities included in the tables above in held to maturity and available for sale have estimated average lives based on year end market conditions of approximately 8,4 years and 7,9 years, respectively.

  During the year ended December 31, 1996, the Company transferred investment securities from the available for sale classification to the held to maturity classification. The market value of the securities transferred was US$680 million. The unrealised holding gain at the date of transfer was US$32.9 million. The unrealised holding gain is included as a component of shareholders equity and is being amortised over the average life of the securities that were transferred.

  In December 1995, the Company reassessed the appropriateness of its investment securities portfolio classifications under a one-time provision granted in a Special Report issued by the Financial Accounting Standards Board. As a result of this portfolio reassessment, the Company transferred certain securities with a book value of approximately US$1.5 billion from held to maturity to available for sale. The securities transferred had a net unrealised appreciation of US$38.2 million.

  Investment securities having a book value of approximately US$1.6 billion at December 31, 1996 were pledged to secure repurchase agreements, long-term repurchase agreements and a securities lending program.

  The following table provides information on the composition by ultimate risk of the Company's total investment securities portfolio as of December 31:

                                           1996                  1995
                                   --------------------- ---------------------
                                             APPROXIMATE           APPROXIMATE
                                     BOOK      MARKET      BOOK      MARKET
                                   --------- ----------- --------- -----------
                                              (IN THOUSANDS OF US$)
United States..................... 5,609,611  5,586,281  4,962,198  4,962,324
United Kingdom and Channel
 Islands..........................   461,526    468,378    235,867    244,221
Continental Europe................ 1,766,253  1,775,490  1,481,431  1,482,000
Japan and Southeast Asia..........    63,176     63,176    101,684    101,684
Central and South America.........   622,331    622,331    429,319    429,319
Canada............................    74,040     74,040     68,612     68,612
Other.............................    68,444     66,750     71,989     66,623
                                   ---------  ---------  ---------  ---------
                                   8,665,381  8,656,446  7,351,100  7,354,783
                                   =========  =========  =========  =========

5. TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

  The following table presents the composition of trading account assets and trading account liabilities at December 31:

                                                              1996       1995
                                                           ---------- ----------
                                                           (IN THOUSANDS OF US$)
Trading account assets:
  Unrealised gains on forwards, swaps and options.........    141,931    103,050
  Mutual funds and equity securities......................      2,162     51,889
  Debt securities.........................................     58,118        233
                                                           ---------- ----------
                                                              202,211    155,172
                                                           ========== ==========
Trading account liabilities:
  Unrealised losses on forwards, swaps and options........    148,326     79,245
                                                           ========== ==========

  The Company's trading activities consist primarily of offsetting foreign exchange and precious metals swaps and options entered into to accommodate clients' corresponding transactions. The Company also trades in the futures and equity markets and in debt and equity securities. The following table presents the results of the Company's trading activities for each of the years in the three-year period ended December 31, 1996:

                                                     1996     1995     1994
                                                    -------  -------  -------
                                                     (IN THOUSANDS OF US$)
Foreign exchange and precious metals trading
 income............................................  29,990   19,807   14,337
                                                    -------  -------  -------
Trading account income (loss), net:
  Mutual funds and equity securities...............     903    5,852   (3,031)
  Debt securities..................................   8,600     (697)     (42)
  Interest rate swaps and options..................    (121)   2,483   (1,840)
                                                    -------  -------  -------
                                                      9,382    7,638   (4,913)
                                                    -------  -------  -------
    Total trading income...........................  39,372   27,445    9,424
                                                    =======  =======  =======

  The following tables present information related to the fair value, which is also the carrying value, of swaps, forwards and options held for trading purposes.

                                           AVERAGE FAIR        FAIR VALUE AT
                                         VALUE DURING 1996   DECEMBER 31, 1996
                                        ------------------- -------------------
                                        ASSETS  LIABILITIES ASSETS  LIABILITIES
                                        ------- ----------- ------- -----------
                                                 (IN THOUSANDS OF US$)
Interest rate swaps....................   1,554       385       840       148
                                        -------   -------   -------   -------
Foreign exchange and precious metals:
  Spot, swaps and forwards.............  94,049    88,016   114,445   122,933
  Options written......................     --     15,010       --     20,928
  Options purchased....................  15,339       --     22,329       --
                                        -------   -------   -------   -------
                                        109,388   103,026   136,774   143,861
                                        -------   -------   -------   -------
Debt and equity securities:
  Options written......................     --      3,222       --      4,317
  Options purchased....................   3,213       --      4,317       --
                                        -------   -------   -------   -------
                                          3,213     3,222     4,317     4,317
                                        -------   -------   -------   -------
                                        114,155   106,633   141,931   148,326
                                        =======   =======   =======   =======

                                           AVERAGE FAIR        FAIR VALUE AT
                                         VALUE DURING 1995   DECEMBER 31, 1995
                                        ------------------- -------------------
                                        ASSETS  LIABILITIES ASSETS  LIABILITIES
                                        ------- ----------- ------- -----------
                                                 (IN THOUSANDS OF US$)
Interest rate swaps....................   1,235       62      3,293      --
                                        -------   ------    -------   ------
Foreign exchange and precious metals:
  Spot, swaps and forwards.............  86,350   71,849     92,038   71,624
  Options written......................     --    12,250        --     5,781
  Options purchased....................  12,638      --       5,879      --
                                        -------   ------    -------   ------
                                         98,988   84,099     97,917   77,405
                                        -------   ------    -------   ------
Debt and equity securities:
  Options written......................     --     5,521        --     1,840
  Options purchased....................   5,524      --       1,840      --
                                        -------   ------    -------   ------
                                          5,524    5,521      1,840    1,840
                                        -------   ------    -------   ------
                                        105,747   89,682    103,050   79,245
                                        =======   ======    =======   ======

6. LOANS

  The following table presents the composition of the Company's loan portfolio at December 31:

                                                            1996        1995
                                                         ----------  ----------
                                                         (IN THOUSANDS OF US$)
Real estate.............................................    132,904      89,115
Commercial and other....................................  1,437,281   1,248,537
Banks and other financial institutions..................     14,820      24,055
Governments and government agencies.....................    102,163      82,161
                                                         ----------  ----------
                                                          1,687,168   1,443,868
Less unearned income....................................       (118)        (65)
                                                         ----------  ----------
Loans, net of unearned income...........................  1,687,050   1,443,803
                                                         ==========  ==========

  The Company grants loans in the ordinary course of business, on normal credit terms. The Company's policy for requiring collateral is based on management's evaluation of the counterparty; collateral may include real estate, deposits, marketable securities, accounts receivable and inventory.

7. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  Changes in the Company's allowance for possible credit losses applicable to the operations for each of the years in the three-year period ended December 31, 1996 were as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                       (IN THOUSANDS OF US$)
Balance at beginning of year......................... 130,300  124,774  102,204
Provision............................................  12,000    1,000   12,000
                                                      -------  -------  -------
                                                      142,300  125,774  114,204
Loans charged-off....................................  (5,494)  (8,647)  (3,874)
Recoveries...........................................   3,269    5,400    5,112
                                                      -------  -------  -------
Net recoveries (charge-offs).........................  (2,225)  (3,247)   1,238
Translation adjustment...............................  (9,004)   7,773    9,332
                                                      -------  -------  -------
Balance at end of year............................... 131,071  130,300  124,774
                                                      =======  =======  =======

  The principal balances of the Company's non-accrual loans at December 31, 1996, 1995 and 1994 were US$10,777,000, US$19,697,000 and US$13,454,000 respectively, all of which were considered impaired. The Company has established an allowance for possible credit losses totaling US$3,871,000 related to these impaired loans (1995: US$6,966,000). The average amount of impaired loans, net of charge-offs, during 1996 was US$15,054,000 (1995:
US$18,543,000). At December 31, 1996 and 1995, there were US$6,045,000 and
US$12,676,000, respectively, of restructured loans considered as non-accrual.

  The Company recognises interest income on non-accrual and impaired loans on a cash basis. The following table presents the effect of non-accrual and impaired loans on interest income for each of the years in the three-year period ended December 31, 1996:

                                                     1996     1995     1994
                                                    -------  -------  -------
                                                     (IN THOUSANDS OF US$)
Gross amount of interest that would have been
 earned at original contract rates.................    753       927      509
Actual amount recorded as interest income..........    (51)     (772)    (304)
                                                    ------   -------  -------
Foregone interest income...........................    702       155      205
                                                    ======   =======  =======

8. DEPOSITS

  Included in total deposits at December 31, 1996 and 1995 were US$450 million and US$325 million of non-interest-bearing deposits, respectively.

9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

  The following table provides information on securities sold under repurchase agreements based on scheduled maturities at December 31:

                                                              1996       1995
                                                           ---------- ----------
                                                           (IN THOUSANDS OF US$)
Due within 30 days........................................    414,580        --
Due after 30 days but within 90 days......................    448,618    626,249
Due after 90 days.........................................    645,406    965,089
                                                           ---------- ----------
                                                            1,508,604  1,591,338
                                                           ========== ==========

  The following table provides information on securities sold under repurchase agreements at December 31:

                                                      1996           1995
                                                  -------------  -------------
                                                     (IN THOUSANDS OF US$
                                                  EXCEPT FOR INTEREST RATES)
Book value of securities sold under repurchase
 agreements.....................................      1,491,710      1,586,618
Market value of securities sold under repurchase
 agreements.....................................      1,530,482      1,603,912
Accrued interest receivable on securities sold
 under repurchase agreements....................          9,640          9,181
Accrued interest payable on securities sold
 under repurchase agreements....................         18,867         10,859
Average interest rate at year end...............           5.65%          5.71%
Maximum amount outstanding during year..........      2,163,791      1,580,479
Average amount outstanding during year..........      1,514,071        970,447

  The securities sold under repurchase agreements in 1996 and 1995 consisted principally of GNMA securities.

10. LONG-TERM DEBT

  The Company's long-term debt at December 31, 1996 consists principally of US$150,000,000 floating rate notes due in September 1998. The interest rate on the notes is 6-month Libor, currently 5.75% at December 31, 1996. Long-term debt also includes US$25,000,000 issued under the Euro Deposit Note Programme. These issues mature between January 19, 2000 and July 18, 2005 and bear interest rates ranging between 6.0% to 8.5%.

11. INCOME TAXES

  Total income tax expense for each of the years in the three-year period ended December 31, 1996 was allocated as follows:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                         (IN THOUSANDS OF US$)
Income from operations.................................  15,942  10,171   9,235
Shareholders' equity:
  Net unrealised appreciation (depreciation) on
   securities available for sale.......................   8,311   6,810  (3,852)

  The components of the Company's consolidated income tax expense from operations for each of the years in the three-year period ended December 31, 1996, were as follows:

                                                           1996    1995    1994
                                                          ------- ------- -------
                                                          (IN THOUSANDS OF US$)
Current tax expense......................................  14,959   6,653  7,129
Deferred tax expense.....................................     983   3,518  2,106
                                                          ------- ------- ------
                                                           15,942  10,171  9,235
                                                          ======= ======= ======

  The principal sources of deferred income taxes attributable to operations in 1996, 1995 and 1994 and the effects of each on the amount of taxes were as follows:

                                                        1996     1995    1994
                                                       -------  ------- -------
                                                       (IN THOUSANDS OF US$)
Statutory provisions for credit losses...............    3,072   2,109   2,177
Unrealised gains (losses) on securities available for
 sale................................................       55    (660)    176
Other, net...........................................   (2,144)  2,069    (247)
                                                       -------  ------  ------
                                                           983   3,518   2,106
                                                       =======  ======  ======

  The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                           1996        1995
                                                        ----------  ----------
                                                        (IN THOUSANDS OF US$)
Deferred tax assets:
  Allowance for credit losses..........................     23,078      20,336
  Other................................................        --          254
                                                        ----------  ----------
                                                            23,078      20,590
Less valuation allowance adjustment....................    (23,078)    (20,543)
                                                        ----------  ----------
                                                               --           47
                                                        ==========  ==========
Deferred tax liabilities:
  Net unrealised appreciation on securities available
   for sale............................................     13,532       5,221
  Unrealised gains on securities.......................        668         613
  Statutory allowance for credit losses................      8,201       5,129
  Other................................................        380       2,571
                                                        ----------  ----------
                                                            22,781      13,534
                                                        ----------  ----------
Net deferred tax liabilities (included in other
 liabilities)..........................................     22,781      13,487
                                                        ==========  ==========

  Management does not consider that the deferred tax asset will be realisable in the foreseeable future due to the uncertainty related to the timing of the tax deductions and the associated benefits resulting from loans charged-off and other loan loss provisions in the respective financial entities. At December 31, 1996, the Company's subsidiaries had undistributed earnings of approximately US$175 million which would be subject to a withholding tax of approximately US$61 million upon distribution. This withholding tax liability has not been provided for as the Company intends indefinitely to reinvest these earnings.

12. SHAREHOLDERS' EQUITY

  At December 31, 1996 and 1995, Safra Republic had US$271 million and US$465 million, respectively, in foreign exchange contracts entered into to hedge its investments in subsidiaries whose functional currencies are other than the U.S. dollar. At December 31, 1996 and 1995, Safra Republic's total net unhedged equity investment in subsidiaries denominated in European currencies was approximately 23% and 15%, respectively, of the Company's total shareholders' equity.

  Safra Republic owns all of the outstanding stock of its various consolidated subsidiaries. Safra Republic and its subsidiaries are limited under laws in effect in their respective countries, as to the amount of dividends which may be distributed to Safra Republic and its shareholders. As of December 31, 1996, approximately US$46 million of consolidated retained earnings, were not available for distribution due to these legal restrictions.

  The Board of directors of Safra Republic has authorised the purchase of up to 10% of its issued shares of common stock in open market transactions. The Company had accumulated purchases of 414,684 shares at December 31, 1996.

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

                                                         NUMBER     AGGREGATE
                                                       OF SHARES       COST
                                                       ----------   ----------
                                                       (IN THOUSANDS OF US$
                                                        EXCEPT SHARE DATA)
Balance at December 31, 1993..........................     169,890      10,068
  Granted.............................................      56,260       3,737
  Issued..............................................     (34,300)     (1,820)
  Cancelled...........................................      (2,150)        (36)
                                                        ----------   ---------
Balance at December 31, 1994..........................     189,700      11,949
  Granted.............................................      44,667       3,809
  Issued..............................................     (65,752)     (3,610)
  Cancelled...........................................     (10,360)       (169)
                                                        ----------   ---------
Balance at December 31, 1995..........................     158,255      11,979
  Granted.............................................      40,740       3,490
  Issued..............................................     (71,500)     (4,867)
  Cancelled...........................................      (1,600)        (11)
                                                        ----------   ---------
Balance at December 31, 1996..........................     125,895      10,591
                                                        ==========   =========

  The aggregate cost of common stock granted under the 1989 Stock Award Plan is based on the fair market value on the date of grant and is amortised to expense over the period under which such shares are restricted. Included in employee benefits expense for 1996 is US$3,571,000 (1995: US$3,067,000; 1994:
US$2,225,000) related to this plan. There were no options outstanding under the 1989 stock option plan at December 31, 1996.

  Retirement benefits generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate expense for such plans was approximately US$5,547,000, US$5,400,000 and US$5,120,000 in 1996, 1995 and 1994, respectively.

14. GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

  The following geographic analysis of total assets, total operating revenue, income before income taxes and net income is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Certain items of revenue and expense, including the provision for credit losses and applicable income taxes, have been subjectively allocated and, therefore, the data presented may not be meaningful. Based on the above, the following table summarises total assets and the results of the Company's operations by geographic area as of and for each of the years in the three-year period ended December 31, 1996.

                                                              INCOME
                                                              (LOSS)
                                                      TOTAL   BEFORE     NET
                                           TOTAL    OPERATING INCOME   INCOME
                                           ASSETS    REVENUE   TAXES   (LOSS)
                                         ---------- --------- -------  -------
                                                (IN THOUSANDS OF US$)
United Kingdom and Channel
 Islands........................... 1996  2,117,732   128,723  21,486   20,196
                                    1995  2,405,549   120,090  17,353   16,538
                                    1994  1,219,134    70,443  21,179   20,336
Continental Europe................. 1996  5,699,932   391,651   5,061   (7,807)
                                    1995  4,751,947   367,877 (31,397) (37,785)
                                    1994  4,551,051   293,747  (9,300) (17,692)
Canada............................. 1996    104,969     8,478   3,496    3,496
                                    1995    173,363    12,008   3,208    3,208
                                    1994    301,650    11,747   3,023    3,023
Far East........................... 1996    662,206    35,061   6,676    6,676
                                    1995    464,501    37,011   6,063    6,063
                                    1994    665,300    31,954   2,933    2,933
Caribbean Money Centre Locations,
 Central and
 South America..................... 1996  1,776,233   100,924  30,537   28,751
                                    1995  1,422,094   102,779  25,636   22,668
                                    1994  1,077,607    68,487   6,919    6,919
Middle East and Africa............. 1996    271,490    16,245    (798)    (798)
                                    1995    177,747    14,580   2,947    2,947
                                    1994    206,143    12,105 (20,215) (20,215)
United States...................... 1996  6,590,848   421,064 139,316  139,316
                                    1995  6,265,343   354,910 148,465  148,465
                                    1994  4,466,125   328,404 163,271  163,271
Total.............................. 1996 17,223,410 1,102,146 205,774  189,830
                                    1995 15,660,544 1,009,255 172,275  162,104
                                    1994 12,487,010   816,887 167,810  158,575

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

  Foreign exchange, precious metals or other commodity swaps obligate the Company to receive or pay amounts to counterparties based on a specified amount of currency or specified amount of a commodity.

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

  The market risk of off-balance sheet transactions arises from the potential for changes in value due to fluctuations in foreign exchange and interest rates and in prices of debt securities, equities, or commodities. The Company generally reduces its exposure to market risks by entering into off-setting transactions.

  The credit and settlement risk of off-balance sheet transactions arises from the potential for a counterparty to default on its contractual obligations. The effect of such defaults varies as the market value of these contracts changes. Credit exposure exists at a particular point in time when an off-balance sheet contract has a positive market value. The Company attempts to limit its credit and settlement risk by dealing with highly creditworthy counterparties rated "AA" or better, limiting individual positions, and obtaining collateral where appropriate. The Company limits its credit risk in relation to securities sold under repurchase agreements by monitoring the market value of the underlying securities and requesting additional cash or return of collateral when required.

  The following table summarises the notional amounts of forward, swap and option instruments used in trading and risk management activities and credit exposure on instruments used in risk management activities at December 31, 1996 and 1995. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favorable and unfavorable value to the Company. These notional amounts do not represent the amounts to be exchanged by the Company nor do they measure the exposure to credit or market risk.

                                                       DECEMBER 31, 1996
                                                --------------------------------
                                                              ASSET/LIABILITY
                                                  TRADING        MANAGEMENT
                                                ----------- --------------------
                                                CONTRACTUAL CONTRACTUAL
                                                 NOTIONAL    NOTIONAL    CREDIT
                                                  AMOUNTS     AMOUNTS   EXPOSURE
                                                ----------- ----------- --------
                                                     (IN THOUSANDS OF US$)
Interest rate:
  Swaps........................................      9,556   3,368,364   19,662
  Caps purchased...............................        --    3,178,325   10,240
Foreign exchange and precious metals:
  Spot, forwards and swaps.....................  8,137,569     564,196   20,467
  Options written..............................  1,438,582         --       --
  Options purchased............................  1,808,834     366,088    3,024
Debt and equity securities:
  Options written..............................    278,016         --       --
  Options purchased............................    278,016     132,000       53
                                                       DECEMBER 31, 1995
                                                --------------------------------
                                                              ASSET/LIABILITY
                                                  TRADING        MANAGEMENT
                                                ----------- --------------------
                                                CONTRACTUAL CONTRACTUAL
                                                 NOTIONAL    NOTIONAL    CREDIT
                                                  AMOUNTS     AMOUNTS   EXPOSURE
                                                ----------- ----------- --------
                                                     (IN THOUSANDS OF US$)
Interest rate:
  Swaps........................................    115,373   2,775,872   34,163
  Caps purchased...............................        --    2,018,496    5,759
Foreign exchange and precious metals:
  Spot, forwards and swaps.....................  7,242,931     985,591   17,439
  Options written..............................    730,968         --       --
  Options purchased............................    766,355         --       --
Debt and equity securities:
  Options written..............................    101,211         --       --
  Options purchased............................    101,211         --       --

 Credit related instruments

  Credit related instruments include commitments to extend credit, commercial and standby letters of credit and financial guarantees. The contractual amounts of these instruments represent the amounts at risk should the contracts be fully drawn upon, the client default, and the value of any existing collateral become worthless. The total contractual amount of credit related financial instruments does not represent the expected future liquidity requirements since a significant amount of commitments to extend credit and standby letters of credit and guarantees are expected to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the creditworthiness of the client and the value of any collateral held. Commitments to extend credit generally require the client to meet certain credit related terms and conditions before being draw-down.

  An allowance for possible credit losses is maintained that is considered adequate to absorb losses in the existing portfolios of loans and other credit related undertakings.

  A summary of the contractual amount of credit related instruments at December 31, 1996 and 1995 is presented in the following table:

                                                           1996        1995
                                                         NOTIONAL    NOTIONAL
                                                          AMOUNT      AMOUNT
                                                        ----------  ----------
                                                        (IN THOUSANDS OF US$)
Commitments to extend credit...........................    131,392      93,778
Standby letters of credit and financial guarantees.....    693,840     628,335
Commercial and other letters of credit.................    116,826     126,850
Commitments to purchase securities.....................      8,625     425,000
Securities lent........................................     62,559      82,496

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table summarises the carrying values and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995. The estimated fair value of off-balance sheet financial instruments used as hedges are reported in the related balance sheet asset or liability.

                                        1996                    1995
                                ----------------------  ----------------------
                                            ESTIMATED               ESTIMATED
                                BOOK VALUE  FAIR VALUE  BOOK VALUE  FAIR VALUE
                                ----------  ----------  ----------  ----------
                                           (IN THOUSANDS OF US$)
Non-trading activities:
 Financial assets, including
  hedges:
  Interest-bearing deposits
   with banks..................  6,041,717   6,041,848   6,058,483   6,058,483
  Investment securities........  8,665,381   8,656,446   7,351,100   7,354,783
  Loans (net)..................  1,555,979   1,683,179   1,313,503   1,435,022
  Other financial assets.......    486,955     472,181     631,010     606,453
                                ==========  ==========  ==========  ==========
 Financial liabilities,
  including hedges:
  Deposits..................... 13,337,947  13,338,687  11,347,601  11,347,743
  Securities sold under
   repurchase agreements.......  1,508,604   1,508,891   1,591,338   1,591,338
  Long-term debt...............    175,000     175,342     175,000     175,876
  Other financial liabilities..    363,940     363,940     960,660     960,660
                                ==========  ==========  ==========  ==========
Trading activities:
 Assets........................    202,211     202,211     155,172     155,172
 Liabilities...................   (148,326)   (148,326)    (79,245)    (79,245)
                                ----------  ----------  ----------  ----------
  Net..........................     53,885      53,885      75,927      75,927
                                ==========  ==========  ==========  ==========

  The table presented below summarises the estimated aggregate fair values of off-balance sheet financial instruments which have been included in the estimated fair value of the related balance sheet asset or liability in the above table.

                                               1996                1995
                                             ESTIMATED           ESTIMATED
                                        POSITIVE (NEGATIVE) POSITIVE (NEGATIVE)
                                            FAIR VALUE          FAIR VALUE
                                        ------------------- -------------------
                                                 (IN THOUSANDS OF US$)
Off-balance sheet financial
 instruments:
  Interest rate contracts..............       (65,783)            (88,545)
  Foreign exchange and precious metals
   contracts...........................        15,530              (2,052)
                                              -------             -------
                                              (50,253)            (90,597)
                                              =======             =======

  Basis of presentation: The above tables comprise financial instruments, which are defined as cash, evidence of an ownership in an entity, or a contract that requires either the receipt or delivery of cash or another financial instrument. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, and is best evidenced by a quoted market price, if one exists.

  The Company operates as a going concern, and, except for its investment securities portfolio, trading account assets and liabilities and off-balance sheet instruments that trade on an organised exchange or in an active secondary market, no active market exists for its financial instruments. The application of the information used to determine fair value is highly subjective and judgmental in nature, and, therefore, such valuation may not be precise.

  Estimation of fair values: The following notes summarise the major methods and assumptions used in estimating the fair values of financial instruments.

  Short-term financial instruments: The Company has a significant portion of its assets and liabilities in financial instruments that have remaining maturities of less than six months. These short-term financial instruments, except for those financial instruments for which an active market exists, are valued without regard to maturity and are considered to have fair values equivalent to their carrying value.

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

  Other financial instruments: The fair value of interest-bearing deposits with banks, deposits and short-term borrowings maturing in more than six months is estimated using a discounted cash flow model based on market rates for comparable instruments with similar maturities.

  Off-balance sheet financial instruments: The fair value of interest rate and foreign exchange contracts are estimated as the amounts that the company would receive or pay to terminate the contracts at the reporting date. Credit related instruments aggregated US$1.0 billion and US$1.4 billion at year end 1996 and 1995, respectively, which approximate estimated market if ultimately funded.

17. CREDIT RELATED RISK CONCENTRATIONS

  In the normal course of its business, the Company's activities include significant amounts of credit risk to depository institutions. Such concentrations aggregated approximately 49% and 46% of the Company's balance sheet financial instruments at December 31, 1996 and 1995, respectively. This exposure included approximately 80% and 84% in the form of interest-bearing deposits with banks, respectively. The Company's credit exposure to the United States Federal Government and its agencies, principally in the form of securities, was approximately 31% and 29% of respective year-end balance sheet financial instruments.

18. COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business, there are various outstanding commitments and contingent liabilities of the Company that are not reflected in the consolidated statements of condition.

  The Company's minimum rental commitments for noncancellable operating leases for premises and equipment at December 31, 1996 were US$16,511,000 in 1997, US$12,314,000 in 1998, US$11,182,000 in 1999, US$10,476,000 in 2000,
US$10,415,000 in 2001 and US$27,436,000 thereafter in the aggregate. Actual net rental expense for premises in 1996, 1995 and 1994 was US$10,905,000, US$12,462,000 and US$10,508,000, respectively.

19. TRANSACTIONS WITH AFFILIATES

  The following is a summary of significant aggregate balances of transactions with affiliates included in the Company's consolidated financial statements for the three years ended December 31:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                   (IN THOUSANDS OF US$)
Assets:
  Cash and due from banks.....................    20,132     14,232     22,053
  Interest-bearing deposits with banks........   253,422    216,795    247,769
  Investment securities.......................     8,989        --         --
  Accrued interest receivable.................    19,072     12,759     15,561
Liabilities:
  Bank deposits...............................   271,257    183,707    148,137
  Borrowings..................................     5,705      2,253     10,760
  Accrued interest payable....................    16,733     17,156      9,367
Interest income:
  Deposits with banks.........................    28,092     19,829     37,919
Interest expense:
  Deposits and borrowings.....................    12,510     13,215     17,318
Other operating items:
  Commission income (expense).................     3,753        151     (5,966)
  Occupancy, net (primarily leased office
   space).....................................    (7,810)    (8,225)    (7,109)
Off-balance sheet:
  Trading and risk management financial
   instruments................................ 2,257,405  1,983,415  1,242,530
  Credit related instruments..................   199,728    210,820    256,761
  Lease commitments...........................    62,002     54,496     47,124

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

  Application of accounting principles generally accepted in Luxembourg would have had the following approximate effect on total assets, shareholders' equity and net income as of and for the years ended December 31:

                                                            1996
                                              ---------------------------------
                                                TOTAL     SHAREHOLDERS'   NET
                                                ASSETS       EQUITY     INCOME
                                              ----------  ------------- -------
                                                   (IN THOUSANDS OF US$)
U.S. GAAP...................................  17,223,409    1,643,110   189,830
Differences of accounting recognition for
 unrealised basis differences on investment
 securities available for sale, net of
 taxes......................................    (172,778)    (172,778)      942
Differences in basis in trading account
 assets, net of taxes.......................        (379)        (379)    8,596
Differences of accounting for treasury share
 transactions...............................      16,857       16,857    (1,326)
                                              ----------    ---------   -------
Luxembourg GAAP.............................  17,067,109    1,486,810   198,042
                                              ==========    =========   =======

                                                            1995
                                              ---------------------------------
                                                TOTAL     SHAREHOLDERS'   NET
                                                ASSETS       EQUITY     INCOME
                                              ----------  ------------- -------
                                                   (IN THOUSANDS OF US$)
U.S. GAAP...................................  15,660,544    1,467,807   162,104
Differences of accounting recognition for
 unrealized basis difference on investment
 securities available for sale, net of
 taxes......................................     (84,629)     (84,629)   45,714
Difference in basis in trading account
 assets, net of taxes.......................      (8,975)      (8,975)   (6,760)
Differences of accounting for treasury share
 transactions...............................      20,981       20,981        79
                                              ----------    ---------   -------
Luxembourg GAAP.............................  15,587,921    1,395,184   201,137
                                              ==========    =========   =======

21. REGULATORY MATTERS

  The Company's risk-based capital is included in the consolidated risk-based capital ratio of RNYC in accordance with the requirements of the Federal Reserve Board specifically applied to RNYC.

22. SAFRA REPUBLIC HOLDINGS S.A. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                         (IN THOUSANDS OF US$)
ASSETS:
Cash and due from banks.................................        310         400
Interest-bearing deposits with banks....................     19,690      14,562
Deposits with subsidiaries..............................    139,108      52,880
Investment securities:
  Available for sale....................................    146,836     228,576
  Held to maturity......................................     69,744      77,795
                                                         ----------  ----------
    Total investment securities.........................    216,580     306,371
                                                         ----------  ----------
Trading account assets..................................        --       23,374
Investments in subsidiaries.............................  1,033,715     963,389
Loans to subsidiaries...................................    316,266     319,073
Other assets............................................    100,699      68,877
                                                         ----------  ----------
    Total assets........................................  1,826,368   1,748,926
                                                         ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Due to brokers..........................................        --       77,795
Other liabilities.......................................     33,258      53,324
Long-term debt..........................................    150,000     150,000
SHAREHOLDERS' EQUITY (NOTES 12 AND 13):
Common stock US$ 5 par value............................     89,155      89,155
Surplus.................................................    818,793     820,119
Retained earnings.......................................    752,019     579,514
Less shares held in treasury, at cost...................    (16,857)    (20,981)
                                                         ----------  ----------
    Total shareholders' equity..........................  1,643,110   1,467,507
                                                         ----------  ----------
    Total liabilities and shareholders' equity..........  1,826,368   1,748,926
                                                         ==========  ==========

  Included in retained earnings at December 31, 1996 were net unrealised appreciation on investment securities available for sale of US$102,071,000 (1995: US$11,953,000) and US$243,000 (1995: US$1,269,000), attributable to the banking subsidiaries and parent company only, respectively.

CONDENSED STATEMENTS OF INCOME

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                       1996    1995    1994
                                                      ------- ------- -------
                                                       (IN THOUSANDS OF US$)
INCOME:
Dividends from subsidiaries..........................  95,904  82,000  88,900
Interest from subsidiaries...........................  39,682  28,822  20,203
Other interest.......................................  24,795  19,663  15,613
Other................................................  14,228   9,309    (984)
                                                      ------- ------- -------
    Total income..................................... 174,609 139,794 123,732
                                                      ------- ------- -------
EXPENSES:
Salaries and other employee benefits.................  10,719   8,336  11,400
Restricted stock expense.............................   3,571   3,150   2,728
Interest expense.....................................   9,001   9,723   7,086
Other expenses and provisions........................   7,532   9,255  15,342
                                                      ------- ------- -------
    Total expenses...................................  30,823  30,464  36,556
                                                      ------- ------- -------
Income before equity in undistributed net income of
 subsidiaries........................................ 143,786 109,330  87,176
Equity in undistributed net income of subsidiaries...  46,044  52,774  71,399
                                                      ------- ------- -------
    Net income....................................... 189,830 162,104 158,575
                                                      ======= ======= =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996     1995      1994
                                                   -------  -------  --------
                                                    (IN THOUSANDS OF US$)
OPERATING ACTIVITIES:
Net income........................................ 189,830  162,104   158,575
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in undistributed net income of
   subsidiaries................................... (46,044) (52,774)  (71,399)
  Net change in trading account securities........     --    (8,842)      753
  Other, net...................................... (11,994)   3,329   (31,304)
                                                   -------  -------  --------
    Net cash provided by operating activities..... 131,792  103,817    56,625
                                                   -------  -------  --------
INVESTING ACTIVITIES:
Deposits with subsidiaries........................ (86,228)   6,912   110,616
Deposits with banks...............................  (5,128) (14,562)      --
Purchases of securities available for sale........ (35,035) (11,215)  (40,959)
Purchases of securities held to maturity.......... (77,424)     --        --
Proceeds from sales of securities available for
 sale............................................. 136,730   29,539    13,246
Proceeds from maturities of securities held to
 maturity.........................................   7,680    8,942     6,944
Cash contributions to subsidiaries................ (20,380)  (1,131)  (10,811)
Loans to subsidiaries.............................    (826) (12,256) (103,000)
Other, net........................................  12,608  (32,126)   17,198
                                                   -------  -------  --------
    Net cash used by investing activities......... (68,003) (25,897)   (6,766)
                                                   -------  -------  --------
FINANCING ACTIVITIES:
Cash dividends paid............................... (61,630) (57,747)  (48,789)
Purchase of treasury shares.......................  (2,249) (19,832)   (1,049)
                                                   -------  -------  --------
    Net cash used by financing activities......... (63,879) (77,579)  (49,838)
                                                   -------  -------  --------
 Net (decrease) increase in cash and due from
  banks...........................................     (90)     341        21
 Cash and due from banks at beginning of year.....     400       59        38
                                                   -------  -------  --------
 Cash and due from banks at end of year...........     310      400        59
                                                   =======  =======  ========
Supplemental Disclosure of Cash Flow Information:
Transfer from investments held to maturity to
 investments available for sale...................     --    81,962       --
Transfer from trading account to investments
 available for sale...............................  23,374      --        --

  During 1996 and 1995, the Company increased its capital investment in its banking subsidiaries by US$25,081,000 and US$6,383,000 respectively. During 1996, the Company received cash refunds of US$4,701,000 of previously forgiven subordinated loans from one of its banking subsidiaries (1995: US$5,253,000).

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFRA REPUBLIC HOLDINGS S.A.

  We have audited the accompanying consolidated statements of condition of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with United States generally accepted accounting principles.

  Generally accepted accounting principles in the United States vary in certain significant respects from generally accepted accounting principles in Luxembourg. Application of generally accepted accounting principles in Luxembourg would have affected results of operations for the years ended December 31, 1996 and 1995 and shareholders' equity and total assets as of December 31, 1996 and 1995, to the extent summarised in Note 20 to the consolidated financial statements.

                                   KPMG AUDIT
Luxembourg, January 14, 1997       Reviseurs d'entreprises

                                   C. Nicolet        D. G. Robertson

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

  Information concerning directors of the Corporation and nominees for election as directors is contained in the section "Election of Directors" in the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 24, 1997.

  The names, ages and positions of the executive officers of the Corporation are as follows:

                                    POSITION WITH               POSITION WITH
NAME                     AGE       THE CORPORATION                 THE BANK
----                     --- ---------------------------- --------------------------
Walter H. Weiner........  66 Chairman of the Board and    Chairman of the Board and
                             Chief Executive Officer      Chief Executive Officer
Peter J. Mansbach.......  56 Chairman of the Executive    Chairman of the Executive
                             Committee                    Committee
Kurt Andersen...........  52 --                           Vice Chairman of the Board
Robert A. Cohen.........  48 Vice Chairman                Vice Chairman of the Board
Cyril S. Dwek...........  60 Vice Chairman                Vice Chairman of the Board
Ernest Ginsberg.........  66 Vice Chairman                Vice Chairman of the Board
Nathan Hasson...........  51 Vice Chairman                Vice Chairman of the Board
                                                          and Treasurer
Vito S. Portera.........  54 Vice Chairman                Vice Chairman of the Board
Elias Saal..............  44 Vice Chairman                Vice Chairman of the Board
Dov C. Schlein..........  49 Vice Chairman                President
Paul L. Lee.............  50 Executive Vice President     Executive Vice President
                             and General Counsel
Thomas F. Robards.......  50 Executive Vice President,    Executive Vice President
                             Treasurer and Chief
                             Financial Officer--Financial
                             Planning and Treasury
George T. Wendler.......  52 Executive Vice President     Vice Chairman of the Board
Richard C. Spikerman....  56 International Credit Officer Executive Vice President

  Each of the above-named officers is a director of both the Corporation and the Bank, except for Messrs. Lee, Wendler, and Spikerman who are not directors of the Corporation and except for Mr. Robards who is not a director of the Corporation or the Bank.

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

  Kurt Andersen has been a director of the Corporation since April 1988 and a director of the Bank since May 1991. Mr. Andersen has been a Vice Chairman of the Board and Regional General Manager (Asia Pacific) of the Bank since June 1995. For over five years prior thereto, Mr. Andersen served as an Executive Vice President of the Bank.

  Robert A. Cohen was elected a director of both the Corporation and the Bank on March 5, 1997. Mr. Cohen is Vice Chairman of the Corporation and Vice Chairman of the Board of the Bank since March 1, 1997. For the five years prior thereto, Mr. Cohen was Chief Executive Officer of Credit Lyonnais Americas.

  Cyril S. Dwek has been a director and Vice Chairman of the Corporation and director and a Vice Chairman of the Board of the Bank for over five years.

  Ernest Ginsberg has been a director and a Vice Chairman of the Corporation (and was General Counsel until April 1994) and a director and a Vice Chairman of the Board of the Bank for over five years.

  Vito S. Portera has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board of the Bank for over five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York (Miami), the Miami, Florida Edge Act subsidiary of the Bank, for over five years.

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

  Thomas F. Robards has been Executive Vice President, Treasurer and Chief Financial Officer--Financial Planning and Treasury of the Corporation since July 1995. For over five years prior thereto, Mr. Robards served as Executive Vice President and Treasurer of the Corporation. Mr. Robards has been an Executive Vice President of the Bank for over five years.

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

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is contained in the section "Compensation of Directors and Executive Officers--Executive Officers" in the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 24, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is contained in the sections entitled "Election of Directors" and "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 24, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is contained in the section entitled "Transactions with Management and Related Persons" in the Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 24, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

  Financial statements are listed in the index set forth in Item 8 of this Report.

 EXHIBITS
    3a.   Articles of Incorporation as amended through April 21, 1993 and as supplemented by Articles Supplementary. (Incorporated herein by reference to such exhibits filed with the Corporation's
          Annual Report on Form 10-K for the year ended December 31, 1993 and Current Reports on Form 8-K dated May 23, 1994 and June 26,
          1995).
    3b.   By-Laws of the Corporation as amended through October 16, 1996.
      4   Instruments defining the rights of security holders, including indentures.*
   10a.   Form of Amended and Restated Deferral Agreement. **
          (Incorporated herein by reference to such exhibit filed with the Corporation's Annual Report on Form 10-K for the year ended
          December 31, 1993).
   10b.   Form of Deferral Agreement. ** (Incorporated herein by
          reference to such exhibit filed with the Corporation's Annual
          Report on Form 10-K for the year ended December 31, 1993).
   10c.   Performance Based Incentive Compensation Plan. ** (Incorporated
          herein by reference to such exhibit filed with the
          Corporation's definitive Proxy Statement dated March 16, 1994).
     11   Computation of Earnings Per Share of Common Stock.
     12   Calculation of Ratios of Earnings to Fixed Charges--
          Consolidated.
     21   Subsidiaries of the Corporation.
     23   Consents of Experts and Counsel.
     24   Form of Power of Attorney.
     27   Financial Data Schedule.

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

Dated: March 5, 1997
                                   Republic New York Corporation

                                      Walter H. Weiner
                                   By: ___________________________
                          WALTER H. WEINER (CHAIRMAN OF THE BOARD)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURE                   TITLE              DATE

       Walter H. Weiner            Director and      March 5, 1997
-------------------------------   Chairman of the
       WALTER H. WEINER          Board (Principal
                                     Executive
                                      Officer)

       Kenneth F. Cooper          Executive Vice     March 5, 1997
-------------------------------    President and
       KENNETH F. COOPER          Chief Financial
                                      Officer
                                    (Principal
                                   Financial and
                                     Accounting
                                      Officer)

         Kurt Andersen               Director
-------------------------------
         KURT ANDERSEN

        Robert A. Cohen              Director        March 5, 1997
-------------------------------
        ROBERT A. COHEN

         Cyril S. Dwek               Director        March 5, 1997
-------------------------------
         CYRIL S. DWEK

        Ernest Ginsberg              Director        March 5, 1997
-------------------------------
        ERNEST GINSBERG

         Nathan Hasson               Director        March 5, 1997
-------------------------------
         NATHAN HASSON

        Jeffrey C. Keil              Director        March 5, 1997
-------------------------------
        JEFFREY C. KEIL

        Peter Kimmelman              Director        March 5, 1997
-------------------------------
        PETER KIMMELMAN

                                     Director
-------------------------------
     (RICHARD A. KRAEMER)

       Leonard Lieberman             Director        March 5, 1997
-------------------------------
       LEONARD LIEBERMAN

   William C. MacMillen, Jr.         Director        March 5, 1997
-------------------------------
   WILLIAM C. MACMILLEN, JR.

                                     Director
-------------------------------
      (PETER J. MANSBACH)

        Martin F. Mertz              Director        March 5, 1997
-------------------------------
        MARTIN F. MERTZ

        James L. Morice              Director        March 5, 1997
-------------------------------
        JAMES L. MORICE

       E. Daniel Morris              Director        March 5, 1997
-------------------------------
       E. DANIEL MORRIS

       Janet L. Norwood              Director        March 5, 1997
-------------------------------
       JANET L. NORWOOD

       John A. Pancetti              Director        March 5, 1997
-------------------------------
       JOHN A. PANCETTI

        Vito S. Portera              Director        March 5, 1997
-------------------------------
        VITO S. PORTERA

                                     Director
-------------------------------
      (WILLIAM P. ROGERS)

          Elias Saal                 Director        March 5, 1997
-------------------------------
          ELIAS SAAL

        Dov C. Schlein               Director        March 5, 1997
-------------------------------
        DOV C. SCHLEIN

                                     Director
-------------------------------
         (PETER WHITE)