Form 10-Q
period 1997-03-31
REPUBLIC NEW YORK CORP
filed 1997-05-15
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly Period Ended March 31, 1997.

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

                     Yes  X                  No __



----------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock was 54,394,958 at April 30, 1997.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                      Page No.

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited
                 March 31, 1997 and December 31, 1996                      2

             Consolidated Statements of Income - Unaudited
                 Three Months Ended March 31, 1997 and 1996                3

             Consolidated Statements of Cash Flows - Unaudited
                 Three Months Ended March 31, 1997 and 1996                4

             Consolidated Statement of Changes in Stockholders' Equity-
                 Unaudited-Three Months Ended March 31, 1997               5

             Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis                             7-12


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13


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

ITEM 1.  FINANCIAL STATEMENTS

                         REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CONDITION
                                        UNAUDITED

                                   (Dollars in thousands)
                                                                             March 31,     December 31,
                                                                              1997             1996
                                                                           ------------    ------------
Assets
------
Cash and due from banks                                                    $    687,383    $    710,183
Interest-bearing deposits with banks                                          4,917,490       5,909,195
Precious metals                                                               1,268,801       1,231,319

Securities held to maturity (approximate market
    value of $8,775,562 in 1997 and $8,144,518 in 1996)                       8,880,723       8,135,068
Securities available for sale (at approximate market value)                  13,919,249      13,040,445
                                                                           ------------    ------------
       Total investment securities                                           22,799,972      21,175,513
Trading account assets                                                        5,572,868       4,807,788
Federal funds sold and securities purchased
    under resale agreements                                                   1,420,216       2,109,109
Loans (net of unearned income of  $23,273
    in 1997 and $25,306 in 1996)                                             12,286,082      11,721,936
Allowance for possible credit losses                                           (352,667)       (350,358)
Customers' liability on acceptances                                             888,473         938,615
Accounts receivable and accrued interest                                      3,468,269       2,108,318
Investment in affiliate                                                         836,947         806,274
Premises and equipment                                                          464,073         469,231
Other assets                                                                    710,966         661,728
                                                                           ------------    ------------
       Total assets                                                        $ 54,968,873    $ 52,298,851
                                                                           ============    ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
    In domestic offices                                                    $  2,065,520    $  2,296,267
    In foreign offices                                                          225,477         177,675
Interest-bearing deposits:
    In domestic offices                                                      12,541,286      12,559,554
    In foreign offices                                                       17,086,512      16,692,083
                                                                           ------------    ------------
       Total deposits                                                        31,918,795      31,725,579
Trading account liabilities                                                   4,975,494       4,402,085
Short-term borrowings                                                         5,896,133       5,446,841
Acceptances outstanding                                                         888,669         939,598
Accounts payable and accrued expenses                                         2,873,938       1,405,822
Due to factored clients                                                         736,613         604,686
Other liabilities                                                               296,361         218,910
Long-term debt                                                                1,437,973       1,498,710
Subordinated long-term debt and perpetual
    capital notes                                                             2,400,000       2,400,000
Company-obligated manditorily redeemable preferred securities of
    subsidiary trusts holding solely junior subordinated debt securities        350,000         350,000
Stockholders' equity:
    Cumulative preferred stock, no par value
       4,501,750 shares outstanding in 1997 and 8,502,308 shares in 1996        400,000         555,800
    Common stock, $5 par value
       150,000,000 shares authorized; 54,464,747
       shares outstanding in 1997 and 55,009,549 in 1996                        272,324         275,048
    Surplus                                                                     462,370         502,425
    Retained earnings                                                         1,990,597       1,918,880
    Net unrealized appreciation on securities available
       for sale, net of taxes                                                    69,606          54,467
                                                                           ------------    ------------
       Total stockholders' equity                                             3,194,897       3,306,620
                                                                           ------------    ------------
       Total liabilities and stockholders' equity                          $ 54,968,873    $ 52,298,851
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED
                    (In thousands except per share data)

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                      1997            1996
                                                   ---------       ---------
Interest Income:
Interest and fees on loans                         $ 255,245       $ 215,533
Interest on deposits with banks                       75,391         103,018
Interest and dividends on investment securities:
      Taxable                                        344,651         290,778
      Exempt from federal income taxes                21,765          23,878
Interest on trading account assets                    29,294          14,659
Interest on federal funds sold and securities
      purchased under resale agreements               21,112          17,781
                                                   ---------       ---------
          Total interest income                      747,458         665,647
                                                   ---------       ---------

Interest Expense:
Interest on deposits                                 334,861         303,502
Interest on short-term borrowings                     93,633          75,334
Interest on long-term debt                            65,409          63,725
                                                   ---------       ---------
          Total interest expense                     493,903         442,561
                                                   ---------       ---------

Net Interest Income                                  253,555         223,086
Provision for credit losses                            4,000           4,000
                                                   ---------       ---------
Net interest income after provision for
      credit losses                                  249,555         219,086
                                                   ---------       ---------

Other Operating Income:
Income from precious metals                           10,798           8,388
Foreign exchange trading income                       27,125          27,562
Trading account profits and commissions                8,226           9,725
Investment securities gains (losses), net             (5,304)          5,329
Net gain on loans sold or held for sale                7,477           1,502
Commission income                                     20,595          15,636
Equity in earnings of affiliate                       28,065          21,640
Other income                                          29,423          17,490
                                                   ---------       ---------
          Total other operating income               126,405         107,272
                                                   ---------       ---------

Other Operating Expenses:
Salaries                                              66,349          61,161
Employee benefits                                     49,627          39,942
Occupancy, net                                        18,279          16,376
Other expenses                                        79,932          66,870
                                                   ---------       ---------
          Total other operating expenses             214,187         184,349
                                                   ---------       ---------

Income Before Income Taxes                           161,773         142,009
Income taxes                                          51,529          42,417
                                                   ---------       ---------
Net Income                                         $ 110,244       $  99,592
                                                   =========       =========

Net Income Applicable to Common Stock              $ 103,806       $  91,815
                                                   =========       =========


Net income per common share                        $    1.89       $    1.64

Average common shares outstanding                     54,809          56,021

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                  ------------------------------
                                                                                      1997               1996
                                                                                  -----------         ----------
Cash Flows From Operating Activities:
Net income                                                                        $   110,244         $   99,592
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization, net                                                20,809             17,854
     Provision for credit losses                                                        4,000              4,000
     Investment securities (gains) losses, net                                          5,304             (5,329)
     Net gain on loans sold or held for sale                                           (7,477)            (1,502)
     Equity in earnings of affiliate                                                  (28,065)           (21,640)
     Net change in precious metals                                                    (37,482)           104,293
     Net change in trading accounts                                                  (191,671)          (107,609)
     Net change in accounts receivable and accrued interest                        (1,064,595)          (227,259)
     Net change in accounts payable and accrued expenses                              983,322            113,047
     Other, net                                                                         3,994            (66,847)
                                                                                   ----------         ----------
Net cash used in operating activities                                                (201,617)           (91,400)
                                                                                   ----------         ----------

Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                                  991,705            269,339
Federal funds sold and securities purchased under resale agreements                   688,893          1,508,344
Short-term investments                                                               (180,085)          (180,028)
Purchases of securities held to maturity                                             (897,717)        (2,290,772)
Proceeds from maturities of securities held to maturity                               159,755            126,968
Purchases of securities available for sale                                         (1,475,474)        (2,175,208)
Proceeds from sales of securities available for sale                                  444,613          1,182,146
Proceeds from maturities of securities available for sale                             562,202          1,489,668
Loans                                                                                (591,841)             2,437
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received                      -             (486,002)
                                                                                   ----------         ----------
Net cash used in investing activities                                                (297,949)          (553,108)
                                                                                   ----------         ----------

Cash Flows From Financing Activities:
Deposits                                                                              194,689            570,116
Short-term borrowings                                                                 449,292            139,584
Due to factored clients                                                               131,927            124,631
Proceeds from issuance of long-term debt                                                  -              110,165
Repayment of long-term debt                                                           (60,582)          (166,085)
Proceeds from issuance of subordinated long-term debt                                     -              100,000
Repayment of subordinated long-term debt                                                  -             (100,000)
Repurchase of preferred stock                                                        (155,800)               -
Repurchase of common stock                                                            (48,305)           (31,917)
Cash dividends paid                                                                   (29,576)           (27,944)
Other, net                                                                             (3,425)              (609)
                                                                                   ----------         ----------
Net cash provided by financing activities                                             478,220            717,941
Effect of exchange rate changes on cash and due from banks                             (1,454)            (1,349)
                                                                                   ----------         ----------
Net increase (decrease) in cash and due from banks                                    (22,800)            72,084
Cash and due from banks at beginning of period                                        710,183            675,683
                                                                                   ----------         ----------
Cash and due from banks at end of period                                           $  687,383         $  747,767
                                                                                   ==========         ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                  $  536,816         $  427,561
         Income taxes                                                                   1,889             23,461
     Transfers from securities available for sale to securities held to maturity          -            1,008,547

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                           (Dollars in thousands)

                                                                 Three Months
                                                                    Ended
                                                                   March 31,
                                                                     1997
                                                                 ------------

Cumulative Preferred Stock:
Balance at beginning of period                                      $555,800
Retirement of 4,000,000 shares of $1.9375 cumulative preferred
      stock and 558 shares of remarketed preferred stock            (155,800)
                                                                 -----------
Balance at end of period                                            $400,000
                                                                 ===========

Common Stock:
Balance at beginning of period                                      $275,048
Net cancellation under stock option, restricted stock and
      restricted stock election plans of 1,512 shares                     (8)
Retirement of 543,290 shares                                          (2,716)
                                                                 -----------
Balance at end of period                                            $272,324
                                                                 ===========

Surplus:
Balance at beginning of period                                      $502,425
Net issuance of common stock under stock option,
      restricted stock and restricted stock election plans of
      1,512 shares                                                     5,412
Treasury stock transactions of affiliate                                 122
Retirement of 543,290 common shares                                  (45,589)
                                                                 -----------
Balance at end of period                                            $462,370
                                                                 ===========

Retained Earnings:
Balance at beginning of period                                    $1,918,880
Net income                                                           110,244
Foreign currency translation, net of taxes                            (6,960)
Dividends declared on common stock                                   (25,129)
Dividends declared on issues of preferred stock                       (6,438)
                                                                 -----------
Balance at end of period                                          $1,990,597
                                                                 ===========

Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes:
Balance at beginning of period                                       $54,467
Unrealized appreciation                                               23,291
Income tax expense                                                    (8,152)
                                                                 -----------
Balance at end of period                                             $69,606
                                                                 ===========

Total Stockholders' Equity:
Balance at beginning of period                                    $3,306,620
Net changes during the period                                       (111,723)
                                                                 -----------
Balance at end of period                                          $3,194,897
                                                                 ===========

See accompanying  notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          COVERING THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     1. In February 1997, SFAS No.128, "Earnings per Share", was issued. This statement establishes standards for computing and presenting earnings per share ("EPS") and changes the method of calculating EPS whereby primary EPS will become "Basic" EPS and fully diluted EPS will become "Diluted" EPS. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, and makes them comparable to international EPS standards. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. This SFAS will be adopted by the Corporation on December 31, 1997. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.


     2. The following table presents data related to the Corporation's allowance for possible credit losses for the three-month periods ended March 31, 1997 and 1996.

(In thousands)                                      1997           1996
                                                 -----------    -----------
Balance at beginning of period                   $  350,358     $  300,593
    Charge-offs                                      (6,728)       (11,374)
    Recoveries                                        5,987          3,433
                                                 -----------    -----------
Net charge-offs                                        (741)        (7,941)
Provision charged to operating expense                4,000          4,000
Allowance acquired from Brooklyn Bancorp, Inc.          -           42,579
Translation adjustment                                 (950)           (22)
                                                 -----------    -----------
   Balance at end of period                      $  352,667     $  339,209
                                                 ===========    ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1997 and 44% in 1996. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the first quarter of 1997 compared to the first quarter of 1996.

                                              Increase (Decrease)
                                           --------------------------
                                               1st Qtr. 1997 vs.
                                                 1st Qtr. 1996
                                           --------------------------
                                               Amount       Percent
                                           --------------------------
(Dollars in thousands)
Interest income                                $ 81,500        12.1
Interest expense                                 51,342        11.6
                                           -------------
      Net interest income                        30,158        13.0
Provision for credit losses                         -           -
                                           -------------
Net interest income after
      provision for credit losses                30,158        13.3
Other operating income                           19,133        17.8
Other operating expenses                         29,838        16.2
                                           -------------
Income before income taxes                       19,453        12.9
                                           -------------
Applicable income taxes                           9,112        21.5
Tax equivalent adjustment                          (311)       (3.7)
                                           -------------
      Total applicable income taxes               8,801        17.3
                                           -------------

Net income                                     $ 10,652        10.7
                                           =============     =======
Net income applicable to
      common stock                             $ 11,991        13.1
                                           =============     =======


Net Interest Income - on a fully-taxable equivalent basis, amounted to $261.6 million in the first quarter of 1997, compared to $231.5 million in the first quarter of 1996. The increase in net interest income is due primarily to an increase in the volume of average interest-earning assets which more than offset the three basis point decline in net interest rate differential. Towards the end of the first quarter of 1997, the corporation extended the maturity of some of its funding to further reduce its exposure to rising interest-rates. As shown in the table on page 8, average interest-earning assets rose to $43.0 billion in the first quarter of 1997, or 15.6%, from $37.2 billion in the first quarter of 1996. This increase reflected the additional interest-earning assets acquired from Brooklyn Bancorp, Inc., ("BBI"), in the first quarter of 1996, the investment of deposit liabilities of branches acquired from First Nationwide Bank, Bank Leumi Trust Company and Independence Savings Bank during the remainder of 1996 and an increase in investment securities funded by deposits in foreign and domestic offices and short-term borrowings.

                                             AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                    AVERAGE RATES EARNED AND PAID
                                                              UNAUDITED
                                                  (Fully taxable equivalent basis)
                                                       (Dollars in thousands)

                                                                               Quarter Ended March 31,
                                                 ----------------------------------------------------------------------------------
                                                                   1997                                       1996
                                                 ----------------------------------------  ----------------------------------------
                                                                                Average                                    Average
                                                                  Interest       Rates                       Interest       Rates
                                                   Average        Income/       Earned/       Average        Income/       Earned/
                                                   Balance        Expense       Paid %        Balance        Expense       Paid %
                                                 --------------  -------------  ---------  --------------   ------------   --------
Interest-earning assets:
  Interest-bearing deposits with banks            $  4,765,059    $    75,391       6.42    $  5,940,713     $  103,018       6.97
  Investment securities:(1)<F1>
    Taxable                                         20,087,077        344,651       6.96      16,300,804        290,778       7.17
    Exempt from federal income taxes                 1,488,306         29,831       8.13       1,547,892         32,255       8.38
                                                 --------------  -------------             --------------   ------------
     Total investment securities                    21,575,383        374,482       7.04      17,848,696        323,033       7.28
  Trading account assets(2)<F2>                      1,676,907         29,294       7.08       1,011,774         14,659       5.83
  Federal funds sold and securities
    purchased under resale agreements                1,597,686         21,112       5.36       1,226,349         17,781       5.83
  Loans, net of unearned income:
    Domestic offices                                 8,575,204        175,634       8.31       7,974,773        162,573       8.20
    Foreign offices                                  4,761,047         79,611       6.78       3,197,212         52,960       6.66
                                                 --------------  -------------             --------------   ------------
     Total loans, net of unearned income            13,336,251        255,245       7.76      11,171,985        215,533       7.76
                                                 --------------  -------------             --------------   ------------
     Total interest-earning assets                  42,951,286    $   755,524       7.13      37,199,517     $  674,024       7.29
                                                                 =============   ========                   ============   ========

Cash and due from banks                                748,948                                   727,158
Other assets                                         9,321,772                                 8,102,801
                                                 --------------                            --------------
     Total assets                                 $ 53,022,006                              $ 46,029,476
                                                 ==============                            ==============


Interest-bearing funds:
  Consumer and other time deposits                $ 10,965,892    $   107,202       3.96    $  9,802,068     $  100,793       4.14
  Certificates of deposit                            1,582,525         19,489       4.99         747,108          9,348       5.03
  Deposits in foreign offices                       16,152,960        208,170       5.23      13,287,239        193,361       5.85
                                                 --------------  -------------             --------------   ------------
      Total interest-bearing deposits               28,701,377        334,861       4.73      23,836,415        303,502       5.12
  Trading account liabilities(2)<F2>                   264,185          4,052       6.22          59,831            972       6.53
  Short-term borrowings                              7,294,690         89,581       4.98       6,043,980         74,362       4.95
  Total long-term debt                               4,194,480         65,409       6.32       3,923,446         63,725       6.53
                                                 --------------  -------------             --------------   ------------
     Total interest-bearing funds                   40,454,732    $   493,903       4.95      33,863,672     $  442,561       5.26
                                                                 =============   ========                   ============   ========

Noninterest-bearing deposits:
  In domestic offices                                2,197,543                                 1,810,408
  In foreign offices                                   213,173                                   134,439
Other liabilities                                    6,888,910                                 7,200,682
Stockholders' equity:
  Preferred stock                                      480,064                                   575,000
  Common stockholders' equity                        2,787,584                                 2,445,275
                                                 --------------                            --------------
     Total stockholders' equity                      3,267,648                                 3,020,275
                                                 --------------                            --------------
     Total liabilities and stockholders' equity   $ 53,022,006                              $ 46,029,476
                                                 ==============                            ==============


Interest income/earning assets                                    $   755,524       7.13                     $  674,024       7.29
Interest expense/earning assets                                       493,903       4.66                        442,561       4.79
                                                                 -------------   --------                   ------------   --------
Net interest differential                                         $   261,621       2.47                     $  231,463       2.50
                                                                 =============   ========                   ============   ========

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

The net interest rate differential was 2.47% in the first quarter of 1997, compared to 2.50% in the first quarter of 1996

Provision for credit losses - was $4.0 million in the first quarter of 1997, the same as in the first quarter of last year.

Net loan charge-offs were $0.7 million in the first quarter of 1997, compared to net loan charge-offs of $7.9 million in the first quarter of 1996. See Note 2 of notes to consolidated financial statements for additional information related to the allowance for possible credit losses and net charge-offs.

The allowance for possible credit losses at March 31, 1997 was $352.7 million, or 2.87% of loans outstanding, net of unearned income, compared to $350.4 million, or 2.99%, at December 31, 1996. The total allowance for possible credit losses is available to absorb credit losses in the Corporation's entire portfolio.

Approximately $387 million of assets acquired from BBI are subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998.

The following table presents summary data related to non-accrual loans at periods ended:

                                           March 31,    Dec. 31,   March 31,
(in thousands)                               1997        1996        1996
                                           ---------   ---------   --------

Non-accrual loans:
      Domestic                              $87,457     $94,137    $137,438
      Foreign                                13,788      10,956      13,222
                                           --------    --------    --------
Total non-accrual loans (1)                $101,245    $105,093    $150,660
                                           ========    ========    ========

Non-accrual loans as a percentage of
       loans outstanding at period end         0.82%       0.90%       1.36%
                                           ========    ========    ========

(1) Includes non-performing loans acquired in the purchase of BBI with a carrying value at March 31, 1997, December 31, 1996 and March 31, 1996 of $33.1 million, $46.3 million and $81.4 million respectively, which are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation. The covered amounts were $31.6 million, $49.6 million and $81.5 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - rose to $126.4 million in the first quarter of 1997, compared to $107.3 million in the first quarter last year. Total other operating income was $119.9 million in the fourth quarter of 1996.

Income from trading activities was $46.1 million in the first quarter of 1997, compared to $45.7 million in the first quarter of last year, and $44.5 million in the fourth quarter of 1996. The first quarter-to-quarter change was attributable to an increase in income from precious metals that was partially offset by a decline in income from foreign exchange and trading account profits and commissions.

The increase in trading income in the first quarter of 1997, compared to the fourth quarter of 1996, resulted from an increase in income from precious metals and foreign exchange trading income partially offset by a decline in trading account profits and commissions.

Investment securities losses were $5.3 million in the first quarter of 1997, compared to gains of $5.3 million in the first quarter of 1996. In the first quarter of 1997, losses were primarily from the sale of mortgage-backed securities. In the first quarter of 1996, gains were primarily from sales of emerging market and other securities, partially reduced by losses on mortgage-backed securities. The Corporation recorded a net gain on loans sold or held for sale of $7.5 million in the first quarter of 1997 compared to a $1.5 million gain in the first quarter of last year. The gain in the first quarter of 1997 was attributable to the sale of non-accrual commercial real estate loans.

Commission income, which consists primarily of fees for the issuance of letters of credit, the creation of acceptances and the collection and transfer of funds, was $20.6 million in the first quarter of 1997, compared to $15.6 million in the corresponding period of 1996. The increase in commission income resulted from higher levels of fees for funds transfer, the shipment of U.S.-dollar-denominated banknotes and commissions earned from brokerage services.

Equity in the earnings of affiliate increased to $28.1 million in the first quarter of 1997, compared to $21.6 million in the first quarter of 1996. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A., ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. This increase was due to higher levels of net interest income and other income, primarily commission income and foreign exchange and precious metals trading income, partially offset by increases in the provision for credit losses, operating expenses and income taxes. Safra Republic's total client portfolio accounts were $25.8 billion at March 31, 1997, compared to $17.5 billion at March 31, 1996. This change consisted of increases of $6.7 billion, or 92%, in client portfolio assets and $1.6 billion, or 16%, in client deposits, and includes client assets and deposits from the acquisition by Safra Republic of Banque Unigestion S.A. in 1996 and Mercury Bank A.G. which was completed in February, 1997.

The Corporation's other income, which consists primarily of service charges on deposit accounts, trust income and other income from factoring and overseas locations, was $29.4 million in the first quarter of 1996, compared to $17.5 million in the first quarter of last year. The first quarter of 1997 included a gain of $7.4 million on the unwinding of a real estate financing transaction and approximately $3.6 million of annual investment management performance fees earned at Safra Republic Investments Limited, a subsidiary whose ownership is shared equally with Safra Republic. The first quarter of 1996 included a gain of $1.1 million from the repurchase and early extinguishment of an issue of $100 million principal amount of floating rate subordinated long-term debt.

Other Operating Expenses - were $214.2 million in the first quarter of 1997, compared to $184.3 million in the first quarter of 1996. The increase reflects the impact of retail banking acquisitions in the first half of 1996, and the opening of new foreign offices late in 1996 and early in 1997. Total operating expenses also includes ongoing investments in trading, risk management, profitability reporting systems and other technology and electronic banking initiatives which began in the second half of 1996.

Salaries and employee benefits were $116.0 million in the first quarter of 1997, compared to $101.1 million in the first quarter of 1996. The increase between the first quarter of 1997 and the first quarter of 1996 was attributable to the above mentioned initiatives as well as higher levels of incentive based compensation.

Occupancy expense was $18.3 million in the first quarter of 1997, compared to $16.4 million in the first quarter of 1996.

All other expenses were $79.9 million in the first quarter of 1997 compared to $66.9 million in the first quarter of last year. Included in the first quarter of 1997 is $1.1 million of expense related to the Corporation's non-accrual assets included in other real estate owned. The first quarter of 1996 did not include any costs for other real estate owned. Equipment expenses increased $2.3 million over the first quarter of last year. Amortization of goodwill and other intangible assets was $7.1 million in the first quarter of 1997, compared to $5.9 million in the first quarter of 1996.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $8.8 million, or 17.3%, between the first quarters of 1997 and 1996. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1997 and 1996 were 35% and 34%, respectively.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At March 31, 1997, stockholders' equity included $69.6 million, which represented the after-tax unrealized appreciation in the valuation of the Corporation's portfolio of securities available for sale, and approximately 49% of Safra Republic's unrealized appreciation in its securities available for sale portfolio, compared to an unrealized appreciation of $54.5 million in both such portfolios at December 31, 1996.

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

The following table presents the Corporation's risk-based capital ratios:


                                              March 31,          Dec. 31,
                                                 1997              1996
                                             ------------      -----------
Risk-based capital ratios:
      Tier 1 risk-based capital ratio           13.04%            13.80%
      Total risk-based capital ratio            21.91%            23.28%
Leverage ratio                                   5.49%             5.87%



The declines in the risk-based capital and leverage ratios at March 31, 1997, from year end 1996, were attributable to reductions in Tier 1 and total risk-based capital that resulted from the redemption of $155.8 million of preferred stock and increased amounts of goodwill. Higher levels of risk-based assets and average assets also contributed to the decline in these ratios. These ratios substantially exceeded the minimums in effect for bank holding companies.

At March 31, 1997, the ratio of the Corporation's total common stockholders' equity to total assets was 5.08%, compared to 5.26% at December 31, 1996. The decline in this ratio at March 31, 1997 was attributable to total assets increasing 5.1% to $55.0 billion at March 31, 1997 from $52.3 billion at December 31, 1996, while common stockholders' equity increased 1.6% or $44.1 million during the period.

Non-performing Assets

The following is a summary of the Corporation's non-performing assets at periods ended:

                                           March 31,    Dec. 31,     March 31,
(in thousands)                               1997         1996         1996
                                           ---------    ---------    ---------
Total non-accrual loans                    $101,245     $105,093     $150,660
Other real estate owned                      32,691       36,278       42,395
                                           ---------    ---------    ---------
Total non-performing assets                 133,936      141,371      193,055
Less: FDIC loss-sharing (1)                 (39,110)     (52,359)     (88,879)
                                           ---------    ---------    ---------
Total                                      $ 94,826     $ 89,012     $104,176
                                           =========    =========    =========
Total non-performing assets as a
   percentage of period end total assets       0.24%        0.27%        0.41%
                                           =========    =========    =========

(1) Represents the carrying value of non-performing assets, acquired in the purchase of BBI which are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation. The agreement expires on June 30, 1998. The covered amounts were $37.7 million, $55.6 million and $88.6 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b)  Reports on Form 8-K

      (i) On January 27, 1997, a report on Form 8-K was filed submitting the Corporation's press release dated January 15, 1997, with financial statements, announcing results for the fourth quarter and twelve month period ending December 31, 1996.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REPUBLIC NEW YORK CORPORATION



Dated:  May 15, 1997                  By  /s/Walter H. Weiner
                                      ----------------------------
                                        Walter H. Weiner
                                        Chairman of the Board



Dated:  May 15, 1997                  By  /s/Kenneth F. Cooper
                                      -----------------------------
                                        Kenneth F. Cooper
                                        Executive Vice President and
                                            Chief Financial Officer

                                 FORM 10-Q

                              QUARTERLY REPORT

                For the fiscal quarter ended March 31, 1997

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule