Form 10-Q
period 1997-06-30
REPUBLIC NEW YORK CORP
filed 1997-08-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly Period Ended June 30, 1997.

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

                       Yes X                   No __




-----------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 54,815,460 at July 31, 1997.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited
                 June 30, 1997 and December 31, 1996                        2

             Consolidated Statements of Income - Unaudited
                 Six Months and Three Months Ended June 30,
                 1997 and 1996                                              3

             Consolidated Statements of Cash Flows - Unaudited
                 Six Months Ended June 30, 1997 and 1996                    4

             Consolidated Statement of Changes in Stockholders' Equity-
                 Unaudited Six Months Ended June 30, 1997                   5

             Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis                            8-15

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  17


             The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

                                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CONDITION
                                                               UNAUDITED
                                                         (Dollars in thousands)
                                                                                       June 30,      December 31,
                                                                                          1997            1996
                                                                                     ------------    ------------
Assets
------
Cash and due from banks                                                              $    687,209    $    710,183
Interest-bearing deposits with banks                                                    5,413,300       5,909,195
Precious metals                                                                           982,508       1,231,319
Securities held to maturity (approximate market
    value of $9,694,278 in 1997 and $8,144,518 in 1996)                                 9,655,125       8,135,068
Securities available for sale (at approximate market value)                            13,952,404      13,040,445
                                                                                     ------------    ------------
       Total investment securities                                                     23,607,529      21,175,513
Trading account assets (note 2)                                                         4,826,330       4,807,788
Federal funds sold and securities purchased
    under resale agreements                                                             2,094,029       2,109,109
Loans (net of unearned income of $21,838
    in 1997 and $25,306 in 1996)                                                       12,801,173      11,721,936
Allowance for possible credit losses (note 2)                                            (325,526)       (350,358)
Customers' liability on acceptances                                                       675,230         938,615
Accounts receivable and accrued interest                                                3,340,367       2,108,318
Investment in affiliate                                                                   832,882         806,274
Premises and equipment                                                                    477,827         469,231
Other assets                                                                              638,874         661,728
                                                                                     ------------    ------------
       Total assets                                                                  $ 56,051,732    $ 52,298,851
                                                                                     ============    ============
Liabilities and Stockholders' Equity
------------------------------------
Noninterest-bearing deposits:
    In domestic offices                                                              $  2,224,145    $  2,296,267
    In foreign offices                                                                    211,985         177,675
Interest-bearing deposits:
    In domestic offices                                                                12,376,608      12,559,554
    In foreign offices                                                                 18,422,180      16,692,083
                                                                                     ------------    ------------
       Total deposits                                                                  33,234,918      31,725,579
Trading account liabilities                                                             4,204,047       4,402,085
Short-term borrowings                                                                   6,972,685       5,446,841
Acceptances outstanding                                                                   675,421         939,598
Accounts payable and accrued expenses                                                   2,590,048       1,405,822
Due to factored clients                                                                   628,425         604,686
Other liabilities (note 2)                                                                179,744         218,910
Long-term debt                                                                          1,499,051       1,498,710
Subordinated long-term debt and perpetual
    capital notes                                                                       2,400,000       2,400,000
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding solely junior subordinated debt securities                  350,000         350,000

Stockholders' equity:
    Cumulative preferred stock, no par value
       4,501,750 shares outstanding in 1997 and 8,502,308 in 1996                         400,000         555,800
    Common stock, $5 par value
       150,000,000 shares authorized; 54,816,416 shares
       outstanding in 1997 and 55,009,549 in 1996                                         274,082         275,048
    Surplus                                                                               457,496         502,425
    Retained earnings                                                                   2,066,707       1,918,880
    Net unrealized appreciation on securities available
       for sale, net of taxes                                                             119,108          54,467
                                                                                     ------------    ------------
       Total stockholders' equity                                                       3,317,393       3,306,620
                                                                                     ------------    ------------
       Total liabilities and stockholders' equity                                    $ 56,051,732    $ 52,298,851
                                                                                     ============    ============

See accompanying notes to consolidated financial statements

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED
                    (In thousands except per share data)
                                                       Six Months Ended         Three Months Ended
                                                           June 30,                 June 30,
                                                   -----------------------   -----------------------
                                                       1997        1996         1997         1996
                                                   ----------   ----------   ----------   ----------
Interest Income:
Interest and fees on loans                         $  522,544   $  438,318   $  267,299   $  222,785
Interest on deposits with banks                       153,557      202,808       78,166       99,790
Interest and dividends on investment securities:
      Taxable                                         718,331      608,864      373,680      318,086
      Exempt from federal income taxes                 45,449       47,757       23,684       23,879
Interest on trading account assets                     60,831       32,250       31,537       17,591
Interest on federal funds sold and securities
      purchased under resale agreements                46,672       41,618       25,560       23,837
                                                   ----------   ----------   ----------   ----------
          Total interest income                     1,547,384    1,371,615      799,926      705,968
                                                   ----------   ----------   ----------   ----------

Interest Expense:
Interest on deposits                                  699,450      630,408      364,589      326,906
Interest on short-term borrowings                     210,506      150,774      116,873       75,440
Interest on long-term debt                            132,653      125,432       67,244       61,707
                                                   ----------   ----------   ----------   ----------
          Total interest expense                    1,042,609      906,614      548,706      464,053
                                                   ----------   ----------   ----------   ----------

Net Interest Income                                   504,775      465,001      251,220      241,915
Provision for credit losses                             8,000        8,000        4,000        4,000
                                                   ----------   ----------   ----------   ----------
Net interest income after provision for
      credit losses                                   496,775      457,001      247,220      237,915
                                                   ----------   ----------   ----------   ----------

Other Operating Income:
Income from precious metals                            11,843       11,611        1,045        3,223
Foreign exchange trading income                        59,737       50,601       32,612       23,039
Trading account profits and commissions                21,046       25,557       12,820       15,832
Investment securities gains, net                        1,363        9,888        6,667        4,559
Net gain on loans sold or held for sale                 9,895        1,743        2,418          241
Commission income                                      41,257       34,646       20,662       19,010
Equity in earnings of affiliate                        58,674       44,494       30,609       22,854
Other income                                           47,659       37,909       18,236       20,419
                                                   ----------   ----------   ----------   ----------
          Total other operating income                251,474      216,449      125,069      109,177
                                                   ----------   ----------   ----------   ----------

Other Operating Expenses:
Salaries                                              135,044      125,205       68,695       64,044
Employee benefits                                      98,229       80,129       48,602       40,187
Occupancy, net                                         35,123       34,490       16,844       18,114
Other expenses                                        160,286      140,412       80,354       73,542
                                                   ----------   ----------   ----------   ----------
          Total other operating expenses              428,682      380,236      214,495      195,887
                                                   ----------   ----------   ----------   ----------

Income Before Income Taxes                            319,567      293,214      157,794      151,205
Income taxes                                           98,818       90,572       47,289       48,155
                                                   ----------   ----------   ----------   ----------
Net Income                                         $  220,749   $  202,642   $  110,505   $  103,050
                                                   ==========   ==========   ==========   ==========

Net Income Applicable to Common Stock              $  209,037   $  187,050   $  105,231   $   95,235
                                                   ==========   ==========   ==========   ==========

Net income per common share                             $3.82        $3.35        $1.93        $1.71

Average common shares outstanding                      54,699       55,870       54,588       55,718

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              1997           1996
                                                                          -----------    -----------
Cash Flows From Operating Activities:
------------------------------------
Net income                                                                $   220,749    $   202,642
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization, net                                        39,355         38,738
     Provision for credit losses                                                8,000          8,000
     Investment securities gains, net                                          (1,363)        (9,888)
     Net gain on loans sold or held for sale                                   (9,895)        (1,743)
     Equity in earnings of affiliate                                          (58,674)       (44,494)
     Net change in precious metals                                            248,811        206,053
     Net change in trading accounts                                          (216,580)        (2,263)
     Net change in accounts receivable and accrued interest                (1,234,483)      (488,474)
     Net change in accounts payable and accrued expenses                    1,159,171        (21,232)
     Other, net                                                               (83,999)      (160,130)
                                                                          -----------    -----------
Net cash provided by (used in) operating activities                            71,092       (272,791)
                                                                          -----------    -----------
Cash Flows From Investing Activities:
------------------------------------
Interest-bearing deposits with banks                                          495,895        699,861
Federal funds sold and securities purchased under resale agreements            15,080        262,945
Short-term investments                                                       (211,032)       (60,596)
Purchases of securities held to maturity                                     (995,790)    (2,596,034)
Proceeds from maturities of securities held to maturity                       432,505        279,931
Purchases of securities available for sale                                 (3,644,211)    (3,881,417)
Proceeds from sales of securities available for sale                          650,933      1,504,235
Proceeds from maturities of securities available  for sale                  1,482,025      2,343,934
Loans                                                                      (1,140,033)      (251,853)
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received             --         (486,002)
Investment in affiliate                                                        38,953         30,296
                                                                          -----------    -----------
Net cash used in investing activities                                      (2,875,675)    (2,154,700)
                                                                          -----------    -----------
Cash Flows From Financing Activities:
------------------------------------
Deposits                                                                    1,511,639      1,542,757
Short-term borrowings                                                       1,525,844      1,045,215
Due to factored clients                                                        23,739         62,861
Proceeds from issuance of long-term debt                                      310,311        407,569
Repayment of long-term debt                                                  (309,482)      (266,085)
Proceeds from issuance of subordinated long-term debt                            --          100,000
Repayment of subordinated long-term debt                                         --         (100,000)
Repurchase of preferred stock                                                (155,800)          --
Repurchase of common stock                                                    (57,543)       (82,174)
Cash dividends paid                                                           (59,983)       (57,340)
Other, net                                                                     (1,291)        (1,426)
                                                                          -----------    -----------
Net cash provided by financing activities                                   2,787,434      2,651,377
                                                                          -----------    -----------
Effect of exchange rate changes on cash and due from banks                     (5,825)        (8,708)
                                                                          -----------    -----------
Net increase (decrease) in cash and due from banks                            (22,974)       215,178
Cash and due from banks at beginning of period                                710,183        675,683
                                                                          -----------    -----------
Cash and due from banks at end of period                                  $   687,209    $   890,861
                                                                          ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                         $ 1,023,335    $   914,801
         Income taxes                                                          76,229         78,811
     Transfers from securities available for sale
         to securities held to maturity                                       949,079      1,008,547

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                           (Dollars in thousands)

                                                                 Six Months
                                                                    Ended
                                                                  June 30,
                                                                    1997
                                                                 -----------

Cumulative Preferred Stock:
Balance at beginning of period                                   $   555,800
Retirement of 4,000,000 shares of $1.9375 cumulative preferred
      stock and 558 shares of remarketed preferred stock            (155,800)
                                                                 -----------
Balance at end of period                                         $   400,000
                                                                 ===========

Common Stock:
Balance at beginning of period                                   $   275,048
Net issuance under stock option, restricted stock and
      restricted stock election plans of 451,414 shares                2,257
Retirement of 644,547 shares                                          (3,223)
                                                                 -----------
Balance at end of period                                         $   274,082
                                                                 ===========

Surplus:
Balance at beginning of period                                   $   502,425
Net issuance of common stock under stock option,
      restricted stock and restricted stock election plans
      of 451,414 shares                                                9,639
Treasury stock transactions of affiliate                                (248)
Retirement of 644,547 common shares                                  (54,320)
                                                                 -----------
Balance at end of period                                         $   457,496
                                                                 ===========

Retained Earnings:
Balance at beginning of period                                   $ 1,918,880
Net income                                                           220,749
Foreign currency translation, net of taxes                           (10,864)
Dividends declared on common stock                                   (50,346)
Dividends declared on issues of preferred stock                      (11,712)
                                                                 -----------
Balance at end of period                                         $ 2,066,707
                                                                 ===========

Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes:
Balance at beginning of period                                   $    54,467
Unrealized appreciation                                               99,448
Income tax expense                                                   (34,807)
                                                                 -----------
Balance at end of period                                         $   119,108
                                                                 ===========

Total Stockholders' Equity:
Balance at beginning of period                                   $ 3,306,620
Net changes during the period                                         10,773
                                                                 -----------
Balance at end of period                                         $ 3,317,393
                                                                 ===========

See accompanying  notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            COVERING THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for reporting and displaying comprehensive income and its components when a full set of financial statements that report financial position, results of operations and cash flows are provided. Items such as foreign currency translation adjustments and unrealized gains and losses on available for sale securities are currently included as a component of stockholders' equity until realized. Such items will be included in determining comprehensive income. Under the SFAS, any items that qualify for comprehensive income disclosure may be presented separately in a dual step income statement, that displays net income and comprehensive income components, or alternatively, in a separate statement of comprehensive income that begins with net income and displays other comprehensive income components to arrive at total comprehensive income. This SFAS will be adopted by the Corporation on January 1, 1998. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise". This statement establishes standards for reporting information about segments of a business in annual financial statements and will require selected segment information in interim reports to shareholders. The statement requires among other things, disclosure on a business segment basis, as defined by the Corporation, to include a description of products and services, major customers, interest income and expense, profit or loss as measured by the Corporation's management in assessing segment performance and geographic information on assets and revenue. This SFAS is effective, as it relates to the Corporation, on January 1, 1998 and need not be applied to interim periods during 1998. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.

     2. During the second quarter of 1997, the Corporation changed its method of reporting the aggregate allowance for possible credit losses in order to be consistent with industry practice. The Corporation's aggregate allowance for possible credit losses at June 30, 1997 was $352.5 million, consisting of $17.0 million applicable to trading account assets which is a reduction of "trading account assets," $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $325.5 million, which is available to absorb all other possible credit losses. Prior period amounts have not been restated to reflect the change in reporting the allowance for possible credit losses.

     The following table presents data related to the Corporation's aggregate allowance for possible credit losses for the six-month periods ended June 30, 1997 and 1996. Amounts from 1996 have not been reclassified.

                                                       1997         1996
                                                     ---------    ---------
    (In thousands)
    Aggregate balance at beginning of period         $ 350,358    $ 300,593
       Charge-offs                                     (12,455)     (20,528)
       Recoveries                                        7,592        8,276
                                                     ---------    ---------
    Net charge-offs                                     (4,863)     (12,252)
    Provision charged to operating expense               8,000        8,000
    Allowance acquired from Brooklyn Bancorp, Inc.         -         42,579
    Translation adjustment                                (969)         294
                                                     ---------    ---------
       Aggregate balance at end of period            $ 352,526    $ 339,214
                                                     =========    =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1997 and 44% in 1996. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the second quarter and six months ended June 30, 1997 compared to the corresponding periods of 1996.

                                                  Increase (Decrease)
                                    -------------------------------------------
                                    2nd Qtr. 1997 vs.      Six  Months 1997 vs.
                                    2nd Qtr. 1996          Six  Months 1996
                                    -------------------    --------------------
                                      Amount    Percent       Amount    Percent
                                    -------------------    --------------------
(Dollars in thousands)
Interest income                     $  94,266     13.2      $ 175,766     12.7
Interest expense                       84,653     18.2        135,995     15.0
                                    ---------               ---------
    Net interest income                 9,613      3.8         39,771      8.3
Provision for credit losses               -        -              -        -
                                    ---------               ---------
Net interest income after
    provision for credit losses         9,613      3.9         39,771      8.4
Other operating income                 15,892     14.6         35,025     16.2
Other operating expenses               18,608      9.5         48,446     12.7
                                    ---------               ---------
Income before income taxes              6,897      4.3         26,350      8.5
                                    ---------               ---------
Applicable income taxes                  (866)    (1.8)         8,246      9.1
Tax equivalent adjustment                 308      3.8             (3)     -
                                    ---------               ---------
    Total applicable income taxes        (558)    (1.0)         8,243      7.7
                                    ---------               ---------

Net income                          $   7,455      7.2      $  18,107      8.9
                                    =========     ====      =========     ====
Net income applicable to
    common stock                    $   9,996     10.5      $  21,987     11.8
                                    =========     ====      =========     ====


Net Interest Income - on a fully-taxable equivalent basis was $259.7 million in the second quarter of 1997, compared to $250.1 million in the second quarter of 1996. As shown in the table on page 9, average interest-earning assets rose to $45.1 billion in the second quarter of 1997, compared to $39.9 billion in the second quarter of 1996. The net interest rate differential was 2.31% in the second quarter of 1997, compared to 2.52% in the second quarter last year. The decline in the net interest rate margin in the second quarter of 1997, from the second quarter of last year, reflects the previously reported extension of some of the Corporation's short-term funding to further reduce its exposure to a rising interest rate scenario. In addition, the growth in the size of the balance sheet was a result of increased client deposits, particularly in foreign offices, which were invested in high quality assets at narrow spreads.

                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                      (Fully taxable equivalent basis)
                           (Dollars in thousands)
                                                                                Quarter Ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                       1997                                   1996
                                                   -------------------------------------      -------------------------------------
                                                                                 Average                                    Average
                                                                     Interest     Rates                        Interest      Rates
                                                     Average         Income/     Earned/        Average        Income/      Earned/
                                                     Balance         Expense      Paid %        Balance        Expense       Paid %
                                                   -----------      ----------   -------      -----------      ---------    -------
Interest-earning assets:
  Interest-bearing deposits with banks             $ 4,953,775      $  78,166      6.33       $ 5,754,785      $  99,790      6.97
  Investment securities:(1)<F1>
    Taxable                                         21,037,573        373,680      7.12        17,818,852        318,086      7.18
    Exempt from federal income taxes                 1,588,120         32,192      8.13         1,545,833         32,079      8.35
                                                   -----------      ---------                 -----------      ---------
     Total investment securities                    22,625,693        405,872      7.20        19,364,685        350,165      7.27
  Trading account assets(2)<F2>                      1,638,352         31,537      7.72         1,223,718         17,591      5.78
  Federal funds sold and securities
    purchased under resale agreements                1,909,235         25,560      5.37         1,790,545         23,837      5.35
  Loans, net of unearned income:
    Domestic offices                                 9,288,054        188,245      8.13         8,240,550        164,664      8.04
    Foreign offices                                  4,710,118         79,054      6.73         3,538,986         58,121      6.61
                                                   -----------      ---------                 ------------     ---------
     Total loans, net of unearned income            13,998,172        267,299      7.66        11,779,536        222,785      7.61
                                                   -----------      ---------                 ------------     ---------
     Total interest-earning assets                  45,125,227      $ 808,434      7.19        39,913,269      $ 714,168      7.20
                                                                    =========    =======                       =========    =======

Cash and due from banks                                813,100                                    731,293
Other assets                                         9,698,863                                  7,672,774
                                                   -----------                                -----------
     Total assets                                  $55,637,190                                $48,317,336
                                                   ===========                                ===========


Interest-bearing funds:
  Consumer and other time deposits                 $10,826,151      $ 108,401      4.02       $11,141,148      $ 109,012      3.94
  Certificates of deposit                            1,619,298         20,796      5.15           821,597         10,282      5.03
  Deposits in foreign offices                       17,447,434        235,392      5.41        14,781,369        207,612      5.65
                                                   -----------      ---------                 -----------      ---------
      Total interest-bearing deposits               29,892,883        364,589      4.89        26,744,114        326,906      4.92
  Trading account liabilities(2)<F2>                   164,146          3,090      7.55            91,496          1,952      8.58
  Short-term borrowings                              8,906,736        113,783      5.12         6,094,595         73,488      4.85
  Total long-term debt                               4,197,233         67,244      6.43         3,946,672         61,707      6.29
                                                   -----------      ---------                 -----------      ----------
     Total interest-bearing funds                   43,160,998      $ 548,706      5.10        36,876,877      $ 464,053      5.06
                                                                    =========    =======                       =========    =======

Noninterest-bearing deposits:
  In domestic offices                                2,284,431                                  1,957,276
  In foreign offices                                   161,047                                    153,574
Other liabilities                                    6,793,141                                  6,268,737
Stockholders' equity:
  Preferred stock                                      400,000                                    575,000
  Common stockholders' equity                        2,837,573                                  2,485,872
                                                   -----------                                -----------
     Total stockholders' equity                      3,237,573                                  3,060,872
                                                   -----------                                -----------
     Total liabilities and stockholders' equity    $55,637,190                                $48,317,336
                                                   ===========                                ===========


Interest income/earning assets                                      $ 808,434      7.19                      $ 714,168        7.20
Interest expense/earning assets                                       548,706      4.88                        464,053        4.68
                                                                    ---------    -------                     ---------      -------
Net interest differential                                           $ 259,728      2.31                      $ 250,115        2.52
                                                                    =========    =======                     =========      =======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

                                    -9-

                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                      (Fully taxable equivalent basis)
                           (Dollars in thousands)
                                                                              Six Months Ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                       1997                                   1996
                                                   -------------------------------------      -------------------------------------
                                                                                 Average                                    Average
                                                                     Interest     Rates                         Interest     Rates
                                                     Average         Income/     Earned/        Average         Income/     Earned/
                                                     Balance         Expense      Paid %        Balance         Expense      Paid %
                                                   -----------      ----------   -------      -----------      ----------   -------
Interest-earning assets:
  Interest-bearing deposits with banks             $ 4,859,939      $  153,557     6.37       $ 5,847,749      $  202,808     6.97
  Investment securities:(1)<F1>
    Taxable                                         20,564,951         718,331     7.04        17,059,829         608,864     7.18
    Exempt from federal income taxes                 1,538,489          62,023     8.13         1,546,863          64,334     8.36
                                                   -----------     -----------                -----------      ----------
     Total investment securities                    22,103,440         780,354     7.12        18,606,692         673,198     7.28
  Trading account assets(2)<F2>                      1,657,523          60,831     7.40         1,117,746          32,250     5.80
  Federal funds sold and securities
    purchased under resale agreements                1,754,321          46,672     5.36         1,508,447          41,618     5.55
  Loans, net of unearned income:
    Domestic offices                                 8,933,598         363,879     8.21         8,107,662         327,237     8.12
    Foreign offices                                  4,735,442         158,665     6.76         3,368,099         111,081     6.63
                                                   -----------      ----------                -----------      ----------
     Total loans, net of unearned income            13,669,040         522,544     7.71        11,475,761         438,318     7.68
                                                   -----------      ----------                -----------      ----------
     Total interest-earning assets                  44,044,263      $1,563,958     7.16        38,556,395      $1,388,192     7.24
                                                                    ==========    ======                       ==========    ======

Cash and due from banks                                781,201                                    729,225
Other assets                                         9,511,358                                  7,887,788
                                                   ------------                               -----------
     Total assets                                  $54,336,822                                $47,173,408
                                                   ============                               ===========


Interest-bearing funds:
  Consumer and other time deposits                 $10,895,636      $  215,603     3.99       $10,471,608      $  209,805     4.03
  Certificates of deposit                            1,601,013          40,285     5.07           784,353          19,630     5.03
  Deposits in foreign offices                       16,803,773         443,562     5.32        14,034,304         400,973     5.75
                                                   ------------     ----------                -----------      ----------
      Total interest-bearing deposits               29,300,422         699,450     4.81        25,290,265         630,408     5.01
  Trading account liabilities(2)<F2>                   213,889           7,142     6.73            75,664           2,924     7.77
  Short-term borrowings                              8,105,166         203,364     5.06         6,069,287         147,850     4.90
  Total long-term debt                               4,195,864         132,653     6.38         3,935,059         125,432     6.41
                                                   ------------     ----------                -----------      ----------
     Total interest-bearing funds                   41,815,341      $1,042,609     5.03        35,370,275      $  906,614     5.15
                                                                    ==========    ======                       ==========    ======

Noninterest-bearing deposits:
  In domestic offices                                2,241,227                                  1,883,842
  In foreign offices                                   186,966                                    144,007
Other liabilities                                    6,840,762                                  6,734,710
Stockholders' equity:
  Preferred stock                                      439,810                                    575,000
  Common stockholders' equity                        2,812,716                                  2,465,574
                                                   ------------                               -----------
     Total stockholders' equity                      3,252,526                                  3,040,574
                                                   ------------                               -----------
     Total liabilities and stockholders' equity    $54,336,822                                $47,173,408
                                                   ============                               ===========


Interest income/earning assets                                       $1,563,958    7.16                        $1,388,192     7.24
Interest expense/earning assets                                       1,042,609    4.77                           906,614     4.73
                                                                     ----------   ------                       ----------    ------
Net interest differential                                            $  521,349    2.39                        $  481,578     2.51
                                                                     ==========   ======                       ==========    ======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 10, net interest income on a fully-taxable equivalent basis was $521.3 million for the first six months of 1997, compared to $481.6 million in the comparable period of 1996. Average interest-earning assets rose to $44.0 billion for the first six months of 1997, compared to $38.6 billion for the corresponding period of 1996. The net interest rate differential was 2.39% for the first six months of 1997, compared to 2.51% in the respective period of 1996. The decline in the net interest rate differential for the six months of 1997, was attributable to the same factors that contributed to the decline in the second quarter of 1997.

Provision for credit losses - was $4.0 million and $8.0 million in the second quarter and first six months of 1997, respectively, unchanged from the corresponding periods of last year.

Net charge-offs were $4.1 million in the second quarter of 1997, compared to net charge-offs of $4.3 million in the second quarter of 1996. For the first six months of 1997, net charge-offs were $4.9 million, compared to $12.3 million for the six-month period of 1996. See Note 2 of notes to consolidated financial statements for additional information related to the allowance for possible credit losses and net charge-offs.

During the second quarter of 1997, the Corporation changed its method of reporting the aggregate allowance for possible credit losses in order to be consistent with industry practice. The Corporation's aggregate allowance for possible credit losses at June 30, 1997 was $352.5 million, consisting of $17.0 million applicable to trading account assets which is a reduction of "trading account assets", $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $325.5 million, which is available to absorb all other possible credit losses.

Approximately $338 million of assets acquired from Brooklyn Bancorp, Inc. ("BBI") are currently subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80-percent of any losses it incurs through the term of the agreement which ends on June 30, 1998.

The following table presents summary data related to non-accrual loans for the periods ended:

                                        June 30,    March 31,     Dec. 31,
(in thousands)                           1997         1997         1996
                                       ---------    ---------    ---------

Non-accrual loans:
   Domestic                            $  86,773    $  87,457    $  94,137
   Foreign                                 8,795       13,788       10,956
                                       ---------    ---------    ---------
Total non-accrual loans (1)            $  95,568    $ 101,245    $ 105,093
                                       =========    =========    =========
Non-accrual loans as a percentage of
   loans outstanding at period end          0.75%        0.82%        0.90%
                                       =========    =========    =========

(1) Includes non-performing loans acquired in the purchase of BBI with a carrying value at June 30, 1997, March 31, 1997 and December 31, 1996 of $23.6 million, $33.1 million and $46.3 million, respectively, which are covered by a loss-sharing agreement with the FDIC. The covered amounts were $23.2 million, $31.6 million and $49.6 million, respectively. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - was $125.1 million in the second quarter of 1997, compared to $109.2 million in the second quarter a year-earlier and $126.4 million in the first quarter of 1997. For the first six months of 1997, such income was $251.5 million, compared to $216.4 million in the corresponding period of 1996.

Reported trading revenue (excluding associated net interest income) was $46.5 million in the second quarter of 1997, compared to $42.1 million in the second quarter of 1996 and $46.1 million in the first quarter of 1997. Net interest income associated with trading activities totaled an estimated $10.0 million in the second quarter of 1997 and $7.1 million in the first quarter of 1997. Trading revenue from precious metals activities in the second quarter of 1997 declined from the first quarter of 1997 as a result of lower levels of trading activities. This decrease was partially offset by an increase in metals arbitrage activities which generated net interest income. The items of net interest income/(expense) in the table below represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                      2nd Qtr      1st Qtr     Six Months
                                        1997         1997        1997
                                     ---------    ---------    ---------
(In thousands)
Income from precious metals:
   Trading revenue                   $   1,045    $  10,798    $  11,843
   Net interest income                   7,371        4,818       12,189
                                     ---------    ---------    ---------
      Total                              8,416       15,616       24,032
                                     ---------    ---------    ---------

Foreign exchange trading income:
   Trading revenue                      32,612       27,125       59,737
   Net interest (expense)               (2,764)      (2,815)      (5,579)
                                     ---------    ---------    ---------
      Total                             29,848       24,310       54,158
                                     ---------    ---------    ---------

Trading account profits and
   commissions:
   Trading revenue                      12,820        8,226       21,046
   Net interest income                   5,419        5,135       10,554
                                     ---------    ---------    ---------
      Total                             18,239       13,361       31,600
                                     ---------    ---------    ---------

Total:
   Trading revenue                      46,477       46,149       92,626
   Net interest income                  10,026        7,138       17,164
                                     ---------    ---------    ---------
      Total                          $  56,503    $  53,287    $ 109,790
                                     =========    =========    =========

Investment securities gains were $6.7 million in the second quarter of 1997, compared to $4.6 million in the second quarter of 1996. For the first six months of 1997, investment securities gains were $1.4 million, compared to $9.9 million last year. In both periods, the respective gains were from sales of securities available for sale and, to a lesser degree, redemptions prior to maturity of securities held to maturity.

Net gain on sales of loans were $2.4 million in the second quarter of 1997, compared to $0.2 million in the second quarter of 1996. For the six month period of 1997 such gain amounted to $9.9 million, which was primarily attributable to the sale of non-accrual commercial real estate loans, compared to a gain of $1.7 million in comparable period of 1996.

Commission income, which consists primarily of fees for the issuance of banker acceptances and letters of credit, retail services and securities commissions was $20.7 million in the second quarter of 1997, compared to $19.0 million in the second quarter of 1996. The increase in commission income in the second quarter of 1997 over the second quarter of last year reflects increased revenue from domestic private banking, retail banking and international correspondent banking. For the first six months of 1997, commission income amounted to $41.3 million, compared to $34.6 million for the six-month period of 1996.

Equity in the earnings of affiliate rose to $30.6 million in the second quarter of 1997, an increase of 34% from $22.9 million in the second quarter of last year. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. The increase in earnings of affiliate was due to higher levels of net interest income and commission income partially offset by increased other operating expenses and income taxes at Safra Republic. The growth in client assets at Safra Republic, combined with higher levels of client activities in portfolio securities, contributed to the increase. Safra Republic's total client accounts, both on- and off-balance-sheet, increased to $27.3 billion at June 30, 1997 from $18.4 billion at June 30, 1996. This change consisted of increases of $7.4 billion, or 95%, in client portfolio assets and $1.5 billion, or 14%, in client deposits, and includes assets and deposits from the acquisition by Safra Republic of Banque Unigestion S.A. in July 1996 and Mercury Bank A.G. in February 1997. For the six-month period of 1997, equity in the earnings of Safra Republic was $58.7 million, compared to $44.5 million for the corresponding period of 1996.

The Corporation's other income, which consists primarily of service charges on deposit accounts, trust income and other income from factoring and overseas locations, was $18.2 million in the second quarter of 1997 compared to $20.4 million in the second quarter of last year. Included in the second quarter of 1996 was a gain of $2.7 million from the sale of New York retail branches. Other income for the six-month periods ended June 30, 1997 and 1996, was $47.7 million and $37.9 million, respectively. Included in the 1997 six-month amount was a gain of $7.4 million on the unwinding of a real estate financing transaction and approximately $3.6 million of annual investment management performance fees.

Other Operating Expenses - totaled $214.5 million in the second quarter and $428.7 million for the first six-months of 1997, compared to $195.9 million and $380.2 million in the corresponding periods of 1996. The fluctuations in the period-to-period expense levels reflect the impact of retail banking acquisitions made during 1996 and the opening of new foreign offices late in 1996 and early 1997. Total operating expenses also includes ongoing investments in trading, risk management and profitability reporting systems and other technology and electronic banking initiatives which were begun in the second half of 1996.

Salaries and employee benefits were $117.3 million in the second quarter of 1997, compared to $104.2 million in the second quarter of last year. The increase in the second quarter of 1997 from the same quarter of 1996 reflects the opening of new foreign offices as well as higher levels of incentive-based compensation. For the six months ended June 30, 1997, such expenses rose to $233.3 million from $205.3 million in the year-earlier period, due to the initiatives discussed above.

Occupancy expense was $16.8 million in the second quarter and $35.1 million for the six-month period of 1997, compared to $18.1 million and $34.5 million in the comparable periods of 1996. The decrease in expense in the second quarter of 1997 from the second quarter of 1996 resulted from increased operating efficiency, while the six-month increase in 1997 was primarily due to the acquisition of 37 branches during the first six months of 1996.

All other expenses were $80.4 million in the second quarter of 1997, compared to $73.5 million in the second quarter of last year. The second quarter-to-quarter increase reflects the impact of the initiatives discussed above. Included in the second quarter 1996 expenses was a $1.5 million one-time charge for computer upgrades and the conversion of newly acquired BBI retail accounts. For the six-month period of 1997, all other expenses were $160.3 million, compared to $140.4 million in the same period last year. The six month 1997 expenses include $1.5 million related to the Corporation's non-accrual assets included in other real estate owned compared to none in the six month period in the prior year.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $0.6 million in the second quarter of 1997 and increased $8.2 million during the first six months of 1997 when compared to the corresponding periods of 1996. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, were 34% for both the second quarter and six-month periods of 1997, compared to 35%, respectively, in the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At June 30, 1997, stockholders' equity included $119.1 million, which represented the after-tax unrealized appreciation in the valuation of the Corporation's portfolio of securities available for sale, and approximately 49% of Safra Republic's unrealized appreciation in its portfolio of securities available for sale, compared to an unrealized appreciation in both such portfolios of $54.5 million at December 31, 1996.

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the FASB 115 valuation of securities available for sale.

In accordance with regulatory guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

The following table presents the Corporation's risk-based capital ratios:

                                        June 30,         Dec. 31,
                                          1997             1996
                                       ---------        ----------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio       12.59%           13.80%
   Total risk-based capital ratio        21.17%           23.28%
Leverage ratio                            5.38%            5.87%


The declines in the risk-based capital and leverage ratios at June 30, 1997, from year end 1996, were attributable to reductions in Tier 1 and total risk-based capital that resulted from the redemption of $155.8 million of preferred stock. Higher levels of risk-based assets and average assets also contributed to the decline in these ratios. These ratios substantially exceeded the minimums in effect for bank holding companies.

At June 30, 1997, the ratio of the Corporation's total common stockholders' equity to total assets was 5.20%, compared to 5.26% at December 31, 1996. The decline in this ratio was attributable to total assets increasing 7.2%, to $56.1 billion at June 30, 1997 from $52.3 billion at December 31, 1996, while common stockholders' equity increased $167 million, or 6.0%, during the period.

Non-performing Assets

The following is a summary of the Corporation's non-performing assets for periods ended:

                                           June 30,    March 31,     Dec. 31,
(In thousands)                               1997         1997         1996
                                          ---------    ---------    ---------
Total non-accrual loans                   $  95,568    $ 101,245    $ 105,093
Other real estate owned                      33,215       32,691       36,278
                                          ---------    ---------    ---------
Total non-performing assets                 128,783      133,936      141,371
Less: FDIC loss-sharing (1)<F1>             (29,677)     (39,110)     (52,359)
                                          ---------    ---------    ---------
Total                                     $  99,106    $  94,826    $  89,012
                                          =========    =========    =========
Total non-performing assets as a
   percentage of period end total assets       0.23%        0.24%        0.27%
                                          =========    =========    =========

(1) Represents the carrying value of non-performing assets, acquired in the purchase of BBI which are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation. The agreement expires on June 30, 1998. The covered amounts were $29.2 million, $37.7 million and $55.6 million, at June 30, 1997, March 31, 1997 and December 31, 1996, respectively.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Corporation's Annual Meeting of Stockholders was held on May 28, 1997.

     (c) The following matters were voted upon at such meeting:

     (i) Election of the following twenty-three persons as directors of the Corporation, with shares voted for and withheld indicated:


          Nominee                        Shares For         Shares Withheld
          -------                        ----------         ---------------
    Kurt Andersen                        47,720,927             540,116
    Robert A. Cohen                      47,719,416             541,627
    Cyril S. Dwek                        47,740,675             520,368
    Ernest Ginsberg                      47,739,775             521,268
    Nathan Hasson                        47,740,775             520,268
    Peter Kimmelman                      47,767,303             493,740
    Richard A. Kraemer                   47,667,623             493,420
    Leonard Lieberman                    47,734,760             526,283
    William C. MacMillen Jr.             47,762,157             498,886
    Peter J. Mansbach                    47,766,848             494,195
    Martin F. Mertz                      47,765,234             495,809
    James L. Morice                      47,766,753             494,290
    E. Daniel Morris                     47,740,563             520,480
    Janet L. Norwood                     47,762,900             498,143
    John A. Pancetti                     47,740,325             520,718
    Vito S. Portera                      47,722,575             538,468
    Thomas F. Robards                    47,739,991             521,052
    William P. Rogers                    47,737,080             523,963
    Elias Saal                           47,740,675             520,368
    Dov C. Schlein                       47,740,175             520,868
    Walter H. Weiner                     47,878,227             391,836
    George T. Wendler                    47,880,927             389,136
    Peter White                          44,862,537           3,407,526

     (ii) Approval of selection of KPMG Peat Marwick LLP, as the
Corporation's auditors for 1997. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

       For                        Against                 Abstain
       ---                        -------                 -------
    48,200,374                    18,750                  50,935

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 14, 1997               By   /s/Walter H. Weiner
                                      ----------------------------
                                        Walter H. Weiner
                                        Chairman of the Board



Dated:  August 14, 1997               By   /s/Kenneth F. Cooper
                                      -----------------------------
                                        Kenneth F. Cooper
                                        Executive Vice President and
                                          Chief Financial Officer

                                FORM 10-Q

                              QUARTERLY REPORT

                 For the fiscal quarter ended June 30, 1997

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


        No.               Exhibit Description

        11               Computation of Earnings Per Common Share

        27               Financial Data Schedule