Form 10-Q/A
period 1997-06-30
REPUBLIC NEW YORK CORP
filed 1997-08-27
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
                               Amendment No. 1

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

                       Yes X                   No __




-----------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock was 54,815,460 at July 31, 1997.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Corporation's Annual Meeting of Stockholders was held on May 28, 1997.

     (c) The following matters were voted upon at such meeting:

     (i) Election of the following twenty-three persons as directors of the Corporation, with shares voted for and withheld indicated:



          Nominee                        Shares For         Shares Withheld
          -------                        ----------         ---------------
    Kurt Andersen                        47,720,927             540,116
    Robert A. Cohen                      47,719,416             541,627
    Cyril S. Dwek                        47,740,675             520,368
    Ernest Ginsberg                      47,739,775             521,268
    Nathan Hasson                        47,740,775             520,268
    Peter Kimmelman                      47,767,303             493,740
    Richard A. Kraemer                   47,767,623             493,420
    Leonard Lieberman                    47,734,760             526,283
    William C. MacMillen, Jr.            47,762,157             498,886
    Peter J. Mansbach                    47,766,848             494,195
    Martin F. Mertz                      47,765,234             495,809
    James L. Morice                      47,766,753             494,290
    E. Daniel Morris                     47,740,563             520,480
    Janet L. Norwood                     47,762,900             498,143
    John A. Pancetti                     47,740,325             520,718
    Vito S. Portera                      47,722,575             538,468
    Thomas F. Robards                    47,739,991             521,052
    William P. Rogers                    47,737,080             523,963
    Elias Saal                           47,740,675             520,368
    Dov C. Schlein                       47,740,175             520,868
    Walter H. Weiner                     47,878,227             391,836
    George T. Wendler                    47,880,927             389,136
    Peter White                          44,862,537           3,407,526



     (ii) Approval of the amendment to the 1995 Long-Term Incentive Stock Plan. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

       For                        Against                 Abstain
       ---                        -------                 -------
    44,826,789                   3,338,816                104,452



     (iii) Approval of the amendment to the Restricted Stock Election Plan. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

       For                        Against                 Abstain
       ---                        -------                 -------
    47,334,838                    820,363                 114,855


    (iv) Approval of the selection of KPMG Peat Marwick LLP, as the Corporation's auditors for 1997. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

       For                        Against                 Abstain
       ---                        -------                 -------
    48,200,374                     18,750                  50,935

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 27, 1997               By   /s/Walter H. Weiner
                                      ----------------------------
                                        Walter H. Weiner
                                        Chairman of the Board



Dated:  August 27, 1997               By   /s/Kenneth F. Cooper
                                      -----------------------------
                                        Kenneth F. Cooper
                                        Executive Vice President and
                                          Chief Financial Officer