Form 10-Q
period 1997-09-30
REPUBLIC NEW YORK CORP
filed 1997-11-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended September 30, 1997.

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

                   Yes X                     No __


------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 54,630,474 at October 31, 1997.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements:

            Consolidated Statements of Condition - Unaudited

                September 30, 1997 and December 31, 1996                     2

            Consolidated Statements of Income - Unaudited
                Nine Months and Three Months Ended September 30,

                1997 and 1996                                                3

            Consolidated Statements of Cash Flows - Unaudited

                Nine Months Ended September 30, 1997 and 1996                4

            Consolidated Statement of Changes in Stockholders' Equity-

                Unaudited Nine Months Ended September 30, 1997               5

            Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis                              8-16

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    17


             The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

                                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CONDITION
                                                   UNAUDITED
                                             (Dollars in thousands)
                                                                                September 30,   December 31,
                                                                                    1997             1996
                                                                                ------------    ------------
Assets
Cash and due from banks                                                         $    862,840    $    710,183
Interest-bearing deposits with banks                                               3,674,729       5,909,195
Precious metals                                                                    1,006,686       1,231,319
Securities held to maturity (approximate market
    value of $9,571,775  in 1997 and $8,144,518 in 1996)                           9,451,299       8,135,068
Securities available for sale (at approximate market value)                       14,686,765      13,040,445
                                                                                ------------    ------------
       Total investment securities                                                24,138,064      21,175,513
Trading account assets (note 2)                                                    5,705,698       4,807,788
Federal funds sold and securities purchased
    under resale agreements                                                        3,833,416       2,109,109
Loans (net of unearned income of  $20,035
    in 1997 and $25,306 in 1996)                                                  13,004,684      11,721,936
Allowance for possible credit losses (note 2)                                       (326,091)       (350,358)
Customers' liability on acceptances                                                  411,730         938,615
Accounts receivable and accrued interest                                           3,502,503       2,108,318
Investment in affiliate                                                              874,058         806,274
Premises and equipment                                                               466,050         469,231
Other assets                                                                         637,398         661,728
                                                                                ------------    ------------
       Total assets                                                             $ 57,791,765    $ 52,298,851
                                                                                ============    ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
    In domestic offices                                                         $  2,263,102    $  2,296,267
    In foreign offices                                                               238,565         177,675
Interest-bearing deposits:
    In domestic offices                                                           12,290,956      12,559,554
    In foreign offices                                                            18,645,258      16,692,083
                                                                                ------------    ------------
       Total deposits                                                             33,437,881      31,725,579
Trading account liabilities                                                        4,901,850       4,402,085
Short-term borrowings                                                              7,441,423       5,446,841
Acceptances outstanding                                                              411,949         939,598
Accounts payable and accrued expenses                                              2,450,099       1,405,822
Due to factored clients                                                              725,596         604,686
Other liabilities (note 2)                                                           150,595         218,910
Long-term debt                                                                     1,691,564       1,498,710
Subordinated long-term debt and perpetual
    capital notes (note 3)                                                         2,650,000       2,400,000
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding solely junior subordinated debt securities             350,000         350,000

Stockholders' equity:
    Cumulative preferred stock, no par value
       7,501,750 shares outstanding in 1997 and 8,502,308 in 1996 (note 4)           550,000         555,800
    Common stock, $5 par value
       150,000,000 shares authorized; 54,753,009 shares
       outstanding in 1997 and 55,009,549 in 1996                                    273,765         275,048
    Surplus                                                                          457,283         502,425
    Retained earnings                                                              2,148,892       1,918,880
    Net unrealized appreciation on securities available
       for sale, net of taxes                                                        150,868          54,467
                                                                                ------------    ------------
       Total stockholders' equity                                                  3,580,808       3,306,620
                                                                                ------------    ------------
       Total liabilities and stockholders' equity                               $ 57,791,765    $ 52,298,851
                                                                                ============    ============

See accompanying notes to consolidated financial statements.

                             REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                               UNAUDITED
                                 (In thousands except per share data)
                                                     Nine Months Ended         Three Months Ended
                                                       September 30,              September 30,
                                                  ------------------------   -----------------------
                                                      1997         1996         1997         1996
                                                  -----------   ----------   ----------   ----------
Interest Income:
Interest and fees on loans                         $  796,002   $  674,312   $  273,458   $  235,994
Interest on deposits with banks                       225,912      294,734       72,355       91,926
Interest and dividends on investment securities:
      Taxable                                       1,106,529      933,764      388,198      324,900
      Exempt from federal income taxes                 66,785       71,473       21,336       23,716
Interest on trading account assets                     92,188       49,676       31,357       17,426
Interest on federal funds sold and securities
      purchased under resale agreements                77,799       69,483       31,127       27,865
                                                   ----------   ----------   ----------   ----------
          Total interest income                     2,365,215    2,093,442      817,831      721,827
                                                   ----------   ----------   ----------   ----------

Interest Expense:
Interest on deposits                                1,070,340      952,444      370,890      322,036
Interest on short-term borrowings                     328,196      238,821      117,690       88,047
Interest on long-term debt                            205,154      190,692       72,501       65,260
                                                   ----------   ----------   ----------   ----------
          Total interest expense                    1,603,690    1,381,957      561,081      475,343
                                                   ----------   ----------   ----------   ----------

Net Interest Income                                   761,525      711,485      256,750      246,484
Provision for credit losses                            12,000       28,000        4,000       20,000
                                                   ----------   ----------   ----------   ----------
Net interest income after provision for
      credit losses                                   749,525      683,485      252,750      226,484
                                                   ----------   ----------   ----------   ----------

Other Operating Income:
Income from precious metals                            12,761       18,233          918        6,622
Foreign exchange trading income                        86,309       73,896       26,572       23,295
Trading account profits and commissions                33,210       39,189       12,164       13,632
Investment securities gains, net                       11,093       15,444        9,730        5,556
Net gain (loss) on loans sold or held for sale         13,233          350        3,338       (1,393)
Commission income                                      63,204       52,834       21,947       18,188
Equity in earnings of affiliate                        90,710       68,271       32,036       23,777
Other income                                           70,527       58,015       22,868       20,106
                                                   ----------   ----------   ----------   ----------
          Total other operating income                381,047      326,232      129,573      109,783
                                                   ----------   ----------   ----------   ----------

Other Operating Expenses:
Salaries                                              205,981      189,792       70,937       64,587
Employee benefits                                     144,710      121,106       46,481       40,977
Occupancy, net                                         53,721       55,086       18,598       20,596
Other expenses                                        245,163      212,546       84,877       72,134
                                                   ----------   ----------   ----------   ----------
          Total other operating expenses              649,575      578,530      220,893      198,294
                                                   ----------   ----------   ----------   ----------

Income Before Income Taxes                            480,997      431,187      161,430      137,973
Income taxes                                          147,960      120,893       49,142       30,321
                                                   ----------   ----------   ----------   ----------
Net Income                                         $  333,037   $  310,294   $  112,288   $  107,652
                                                   ==========   ==========   ==========   ==========

Net Income Applicable to Common Stock              $  315,905   $  286,727   $  106,868   $   99,677
                                                   ==========   ==========   ==========   ==========

Net income per common share                             $5.77        $5.15        $1.95        $1.80

Average common shares outstanding                      54,747       55,711       54,844       55,396

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)
                                                                            Nine Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                           1997           1996
                                                                       -----------    -----------
Cash Flows From Operating Activities:
Net income                                                             $   333,037    $   310,294
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization, net                                     66,138         65,979
     Provision for credit losses                                            12,000         28,000
     Investment securities gains, net                                      (11,093)       (15,444)
     Net gain on loans sold or held for sale                               (13,233)        (1,743)
     Equity in earnings of affiliate                                       (90,710)       (68,271)
     Net change in precious metals                                         224,633        (79,751)
     Net change in trading accounts                                       (398,145)      (338,504)
     Net change in loans held for sale                                         -         (118,558)
     Net change in accounts receivable and accrued interest             (1,338,780)      (895,200)
     Net change in accounts payable and accrued expenses                 1,017,312        176,016
     Other, net                                                           (138,083)       (76,371)
                                                                       -----------    -----------
Net cash used in operating activities                                     (336,924)    (1,013,553)
                                                                       -----------    -----------
Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                     2,234,466        673,163
Federal funds sold and securities purchased under resale agreements     (1,724,307)       406,924
Short-term investments                                                     (37,805)       155,157
Purchases of securities held to maturity                                (1,001,775)    (2,840,101)
Proceeds from maturities of securities held to maturity                    642,316        383,275
Purchases of securities available for sale                              (6,015,934)    (5,166,717)
Proceeds from sales of securities available for sale                     1,245,617      1,699,769
Proceeds from maturities of securities available for sale                2,459,896      3,053,610
Loans                                                                   (1,461,891)      (640,943)
Payment for purchase of Brooklyn Bancorp, Inc., net of cash received           -         (486,002)
Investment in affiliate                                                     38,953         30,296
                                                                       -----------    -----------
Net cash used in investing activities                                   (3,620,464)    (2,731,569)
                                                                       -----------    -----------
Cash Flows From Financing Activities:
Deposits                                                                 1,712,302      2,443,681
Short-term borrowings                                                    1,997,426      1,266,180
Due to factored clients                                                    120,910        142,678
Proceeds from issuance of long-term debt                                   797,218        427,136
Repayment of long-term debt                                               (603,722)      (313,334)
Proceeds from issuance of subordinated long-term debt                      250,000        100,000
Repayment of subordinated long-term debt                                       -         (100,000)
Net proceeds from issuance of cumulative preferred stock                   146,900            -
Repurchase of preferred stock                                             (155,800)           -
Repurchase of common stock                                                 (63,611)      (113,033)
Cash dividends paid                                                        (90,359)       (86,114)
Other, net                                                                   7,620         21,579
                                                                       -----------    -----------
Net cash provided by financing activities                                4,118,884      3,788,773
                                                                       -----------    -----------
Effect of exchange rate changes on cash and due from banks                  (8,839)        (1,989)
                                                                       -----------    -----------
Net increase in cash and due from banks                                    152,657         41,662
Cash and due from banks at beginning of period                             710,183        675,683
                                                                       -----------    -----------
Cash and due from banks at end of period                               $   862,840    $   717,345
                                                                       ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                      $ 1,494,970    $ 1,157,226
         Income taxes                                                       87,133         95,233
     Transfers from securities available for sale
         to securities held to maturity                                    949,079      1,008,547

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                           (Dollars in thousands)
                                                                      Nine Months
                                                                         Ended
                                                                     September 30,
                                                                         1997
                                                                     -------------
Cumulative Preferred Stock:
Balance at beginning of period                                       $     555,800
Issuance of 3,000,000 shares of $2.8575 cumulative preferred stock         150,000
Retirement of 4,000,000 shares of $1.9375 cumulative preferred
      stock and 558 shares of remarketed preferred stock                  (155,800)
                                                                     -------------
Balance at end of period                                             $     550,000
                                                                     =============

Common Stock:
Balance at beginning of period                                       $     275,048
Net issuance under stock option, restricted stock and
      restricted stock election plans of 442,807 shares                      2,214
Retirement of 699,347 shares                                                (3,497)
                                                                     -------------
Balance at end of period                                             $     273,765
                                                                     =============

Surplus:
Balance at beginning of period                                       $     502,425
Net issuance of common stock under stock option,
      restricted stock and restricted stock election plans
      of 442,807 shares                                                     18,374
Cost of issuing preferred stock                                             (3,100)
Treasury stock transactions of affiliate                                      (302)
Retirement of 699,347 common shares                                        (60,114)
                                                                     -------------
Balance at end of period                                             $     457,283
                                                                     =============

Retained Earnings:
Balance at beginning of period                                       $   1,918,880
Net income                                                                 333,037
Foreign currency translation, net of taxes                                 (10,357)
Dividends declared on common stock                                         (75,536)
Dividends declared on issues of preferred stock                            (17,132)
                                                                     -------------
Balance at end of period                                             $   2,148,892
                                                                     =============

Net Unrealized Appreciation on Securities
      Available for Sale, Net of Taxes:
Balance at beginning of period                                       $      54,467
Unrealized appreciation                                                    148,309
Income tax expense                                                         (51,908)
                                                                     -------------
Balance at end of period                                             $     150,868
                                                                     =============

Total Stockholders' Equity:
Balance at beginning of period                                       $   3,306,620
Net changes during the period                                              274,188
                                                                     -------------
Balance at end of period                                             $   3,580,808
                                                                     =============

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for reporting and displaying comprehensive income and its components when a full set of financial statements that report financial position, results of operations and cash flows are provided. Items such as foreign currency translation adjustments and unrealized gains and losses on available for sale securities are currently included as a component of stockholders' equity until realized. Such items will be included in determining comprehensive income. Under the SFAS, any items that qualify for comprehensive income disclosure may be presented separately in a dual step income statement, that displays net income and comprehensive income components, in a separate statement of comprehensive income that begins with net income and displays other comprehensive income components to arrive at total comprehensive income or alternatively in the statement of changes in stockholders' equity. This SFAS will be adopted by the Corporation on January 1, 1998. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.

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

     2. During the second quarter of 1997, the Corporation changed its method of reporting the aggregate allowance for possible credit losses in order to be consistent with industry practice. The Corporation's aggregate allowance for possible credit losses at September 30, 1997 was $353.1 million, consisting of $17.0 million applicable to trading account assets, which is a reduction of "trading account assets," $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.1 million, which is available to absorb all other possible credit losses. Prior period amounts have not been restated to reflect the change in reporting the allowance for possible credit losses.

     The following table presents data related to the Corporation's aggregate allowance for possible credit losses for the nine-month periods ended September 30, 1997 and 1996.

                                                   1997         1996
                                                 ---------    ---------
(In thousands)
Aggregate balance at beginning of period         $ 350,358    $ 300,593
   Charge-offs                                     (17,559)     (36,023)
   Recoveries                                        9,412       14,804
                                                 ---------    ---------
Net charge-offs                                     (8,147)     (21,219)
Provision charged to operating expense              12,000       28,000
Allowance acquired from Brooklyn Bancorp, Inc.         -         42,579
Translation adjustment                              (1,120)         374
                                                 ---------    ---------
   Aggregate balance at end of period            $ 353,091    $ 350,327
                                                 =========    =========


     3. On July 22, 1997, the Corporation sold, in a public offering, $250 million principal amount of 7.20% Subordinated Debentures Due 2097. The Debentures are direct, unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Debentures are subject to the Corporation's right to shorten the maturity of the Debentures and/or to redeem the Debentures upon the occurrence of certain events. The net proceeds received by the Corporation from the sale of the Debentures were used for general corporate purposes.

     4. On September 24, 1997, the Corporation sold, in a public offering, 3 million shares of $2.8575 Cumulative Preferred Stock ($50 Stated Value) with an aggregate stated value of $150 million. The Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time or from time to time, on or after October 1, 2007 at $50 per share, plus, in each case, dividends accrued and unpaid to the redemption date. The net proceeds received by the Corporation will be used for general corporate purposes including the redemption of at least $50 million of the Corporation's other outstanding issues of preferred stock or the reduction or refinancing of subsidiary borrowings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1997 and 44% in 1996. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the third quarter and nine months ended September 30, 1997 compared to the corresponding periods of 1996.

                                                                       Increase (Decrease)
                                                ----------------------------------------------------------------
                                                3rd Qtr. 1997 vs.                   Nine  Months 1997 vs.
                                                3rd Qtr. 1996                       Nine  Months 1996
                                                ---------------------------         ----------------------------
                                                   Amount           Percent            Amount            Percent
                                                ---------           -------         ----------           -------
(Dollars in thousands)
Interest income                                 $ 95,472              13.1          $ 271,238              12.8
Interest expense                                  85,738              18.0            221,733              16.0
                                                ---------                           ----------
      Net interest income                          9,734               3.8             49,505               6.7
Provision for credit losses                      (16,000)            (80.0)           (16,000)            (57.1)
                                                ---------                           ----------
Net interest income after
      provision for credit losses                 25,734              11.0             65,505               9.3
Other operating income                            19,790              18.0             54,815              16.8
Other operating expenses                          22,599              11.4             71,045              12.3
                                                ---------                           ----------
Income before income taxes                        22,925              15.7             49,275              10.8
                                                ---------                           ----------
Applicable income taxes                           18,821              62.1             27,067              22.4
Tax equivalent adjustment                           (532)             (6.7)              (535)             (2.2)
                                                ---------                           ----------
      Total applicable income taxes               18,289              47.8             26,532              18.2
                                                ---------                           ----------

Net income                                      $  4,636               4.3          $  22,743               7.3
                                                =========           =======         ==========           =======
Net income applicable to
      common stock                              $  7,191               7.2          $  29,178              10.2
                                                =========           =======         ==========           =======


Net Interest Income - on a fully-taxable equivalent basis was $264.2 million in the third quarter of 1997, compared to $254.4 million in the third quarter of 1996. As shown in the table on page 9, average interest-earning assets rose to $45.9 billion in the third quarter of 1997, compared to $41.0 billion in the third quarter of 1996. The net interest rate differential was 2.28% in the third quarter of 1997, compared to 2.47% in the third quarter of 1996. The change in the net interest rate margin in the third quarter of 1997, from the third quarter of last year, reflects the Corporation's extension of its short-term funding to further reduce its exposure to a rising interest rate scenario. In addition, the growth in average interest-earning assets was a result of increased deposits, particularly in foreign offices, that were invested in high quality assets at narrow spreads, further compressing the net interest rate differential.

                                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                       AVERAGE RATES EARNED AND PAID
                                                 UNAUDITED
                                      (Fully taxable equivalent basis)
                                           (Dollars in thousands)

                                                                                 Quarter Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                        1997                                    1996
                                                   ----------------------------------------   --------------------------------------
                                                                                   Average                                   Average
                                                                      Interest      Rates                       Interest      Rates
                                                      Average         Income/      Earned/       Average        Income/      Earned/
                                                      Balance         Expense      Paid %        Balance        Expense      Paid %
                                                   -------------    -----------    -------    -------------   -----------    -------
Interest-earning assets:
  Interest-bearing deposits with banks             $  4,647,094     $   72,355       6.18     $  5,906,911    $   91,926       6.19
  Investment securities:(1)<F1>
    Taxable                                          21,955,458        388,198       7.01       18,300,015       324,900       7.06
    Exempt from federal income taxes                  1,412,796         28,769       8.08        1,490,059        31,681       8.46
                                                   -------------    -----------               -------------   -----------
     Total investment securities                     23,368,254        416,967       7.08       19,790,074       356,581       7.17
  Trading account assets(2)<F2>                       1,489,447         31,357       8.35        1,168,008        17,426       5.94
  Federal funds sold and securities
    purchased under resale agreements                 2,315,180         31,127       5.33        2,012,720        27,865       5.51
  Loans, net of unearned income:
    Domestic offices                                  9,474,790        194,338       8.14        8,384,193       171,023       8.11
    Foreign offices                                   4,628,691         79,120       6.78        3,775,928        64,971       6.85
                                                   -------------    -----------               -------------   -----------
     Total loans, net of unearned income             14,103,481        273,458       7.69       12,160,121       235,994       7.72
                                                   -------------    -----------               -------------   -----------
     Total interest-earning assets                   45,923,456     $  825,264       7.13       41,037,834    $  729,792       7.07
                                                                    ===========    =======                    ===========    =======

Cash and due from banks                                 897,655                                    705,730
Other assets                                          8,991,394                                  7,667,665
                                                   -------------                              -------------
     Total assets                                  $ 55,812,505                               $ 49,411,229
                                                   =============                              =============


Interest-bearing funds:
  Consumer and other time deposits                 $ 10,714,973     $  109,702       4.06     $ 11,148,550    $  110,114       3.93
  Certificates of deposit                             1,619,257         21,020       5.15        1,087,844        13,577       4.97
  Deposits in foreign offices                        16,905,634        240,168       5.64       15,078,686       198,345       5.23
                                                   -------------    -----------               -------------   -----------
     Total interest-bearing deposits                 29,239,864        370,890       5.03       27,315,080       322,036       4.69
  Trading account liabilities(2)<F2>                    138,751          2,442       6.98          259,863         4,546       6.96
  Short-term borrowings                               9,141,274        115,248       5.00        6,784,006        83,501       4.90
  Total long-term debt                                4,458,342         72,501       6.45        4,101,227        65,260       6.33
                                                   -------------    -----------               -------------   -----------
     Total interest-bearing funds                    42,978,231     $  561,081       5.18       38,460,176    $  475,343       4.92
                                                                    ===========    =======                    ===========    =======

Noninterest-bearing deposits:
  In domestic offices                                 2,318,170                                  2,099,582
  In foreign offices                                    162,900                                    120,752
Other liabilities                                     6,982,172                                  5,612,465
Stockholders' equity:
  Preferred stock                                       411,413                                    575,000
  Common stockholders' equity                         2,959,619                                  2,543,254
                                                   -------------                              -------------
     Total stockholders' equity                       3,371,032                                  3,118,254
                                                   -------------                              -------------
     Total liabilities and stockholders' equity    $ 55,812,505                               $ 49,411,229
                                                   =============                              =============


Interest income/earning assets                                      $  825,264       7.13                     $  729,792       7.07
Interest expense/earning assets                                        561,081       4.85                        475,343       4.60
                                                                    -----------    -------                    -----------    -------
Net interest differential                                           $  264,183       2.28                     $  254,449       2.47
                                                                    ===========    =======                    ===========    =======

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

                                    -9-

                                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                       AVERAGE RATES EARNED AND PAID
                                                 UNAUDITED
                                      (Fully taxable equivalent basis)
                                           (Dollars in thousands)

                                                                            Nine Months Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                                        1997                                    1996
                                                   ----------------------------------------   --------------------------------------
                                                                                   Average                                   Average
                                                                      Interest      Rates                       Interest      Rates
                                                      Average         Income/      Earned/       Average        Income/      Earned/
                                                      Balance         Expense      Paid %        Balance        Expense      Paid %
                                                   -------------    -----------    -------    -------------   -----------    -------
Interest-earning assets:
  Interest-bearing deposits with banks             $  4,788,211     $  225,912       6.31     $  5,867,614    $  294,734       6.71
  Investment securities:(1)<F1>
    Taxable                                          21,033,547      1,106,529       7.03       17,476,242       933,764       7.14
    Exempt from federal income taxes                  1,496,131         90,792       8.11        1,527,790        96,015       8.39
                                                   -------------    -----------               -------------   -----------
     Total investment securities                     22,529,678      1,197,321       7.11       19,004,032     1,029,779       7.24
  Trading account assets(2)<F2>                       1,600,882         92,188       7.70        1,134,622        49,676       5.85
  Federal funds sold and securities
    purchased under resale agreements                 1,943,328         77,799       5.35        1,677,765        69,483       5.53
  Loans, net of unearned income:
    Domestic offices                                  9,115,978        558,217       8.19        8,200,512       498,260       8.12
    Foreign offices                                   4,699,467        237,785       6.76        3,505,034       176,052       6.71
                                                   -------------    -----------               -------------   -----------
     Total loans, net of unearned income             13,815,445        796,002       7.70       11,705,546       674,312       7.69
                                                   -------------    -----------               -------------   -----------
     Total interest-earning assets                   44,677,544     $2,389,222       7.15       39,389,579    $2,117,984       7.18
                                                                    ===========    =======                    ===========    =======

Cash and due from banks                                 820,446                                    721,336
Other assets                                          9,336,132                                  7,813,877
                                                   -------------                              -------------
     Total assets                                  $ 54,834,122                               $ 47,924,792
                                                   =============                              =============


Interest-bearing funds:
  Consumer and other time deposits                 $ 10,834,753     $  325,305       4.01     $ 10,698,902    $  319,919       3.99
  Certificates of deposit                             1,607,161         61,305       5.10          886,255        33,207       5.00
  Deposits in foreign offices                        16,838,100        683,730       5.43       14,384,972       599,318       5.57
                                                   -------------    -----------               -------------   -----------
     Total interest-bearing deposits                 29,280,014      1,070,340       4.89       25,970,129       952,444       4.90
  Trading account liabilities(2)<F2>                    188,568          9,584       6.80          137,512         7,470       7.26
  Short-term borrowings                               8,454,331        318,612       5.04        6,309,266       231,351       4.90
  Total long-term debt                                4,284,318        205,154       6.40        3,990,853       190,692       6.38
                                                   -------------    -----------               -------------   -----------
     Total interest-bearing funds                    42,207,231     $1,603,690       5.08       36,407,760    $1,381,957       5.07
                                                                    ===========    =======                    ===========    =======

Noninterest-bearing deposits:
  In domestic offices                                 2,267,157                                  1,956,280
  In foreign offices                                    178,856                                    136,199
Other liabilities                                     6,888,416                                  6,357,895
Stockholders' equity:
  Preferred stock                                       430,240                                    575,000
  Common stockholders' equity                         2,862,222                                  2,491,658
                                                   -------------                              -------------
     Total stockholders' equity                       3,292,462                                  3,066,658
                                                   -------------                              -------------
     Total liabilities and stockholders' equity    $ 54,834,122                               $ 47,924,792
                                                   =============                              =============


Interest income/earning assets                                      $2,389,222       7.15                     $2,117,984       7.18
Interest expense/earning assets                                      1,603,690       4.80                      1,381,957       4.68
                                                                    -----------    -------                    -----------    -------
Net interest differential                                           $  785,532       2.35                     $  736,027       2.50
                                                                    ===========    =======                    ===========    =======

<F1> (1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2> (2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

                                    -10-

As shown in the table on page 10, net interest income on a fully-taxable equivalent basis was $785.5 million for the first nine months of 1997, compared to $736.0 million in the nine-month period of 1996. Average interest-earning assets rose to $44.7 billion for the first nine months of 1997, compared to $39.4 billion for the corresponding period of 1996. The net interest rate differential was 2.35% for the first nine months of 1997, compared to 2.50% in the respective period of 1996. The decline in the net interest rate differential for the nine months of 1997, was attributable to the same factors that contributed to the decline in the third quarter of 1997.

Provision for credit losses - was $4.0 million and $12.0 million in the third quarter and first nine months of 1997, respectively, compared to $20.0 million and $28.0 million for the corresponding periods of last year. While no specific credit concerns existed in the third quarter of 1996, management considered the $20.0 million provision for credit losses to be prudent in the context of increased domestic and international exposures.

Net charge-offs were $3.3 million in the third quarter of 1997, compared to net charge-offs of $9.0 million in the third quarter of 1996. For the first nine months of 1997, net charge-offs were $8.1 million, compared to $21.2 million for the nine-month period of 1996. See Note 2 of notes to consolidated financial statements for additional information related to the allowance for possible credit losses and net charge-offs.

During the second quarter of 1997, the Corporation changed its method of reporting the aggregate allowance for possible credit losses in order to be consistent with industry practice. The Corporation's aggregate allowance for possible credit losses at September 30, 1997 was $353.1 million, consisting of $17.0 million applicable to trading account assets which is a reduction of "trading account assets", $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.1 million, which is available to absorb all other possible credit losses.

Approximately $294 million of assets acquired from Brooklyn Bancorp, Inc. ("BBI") are currently subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80-percent of any losses it incurs through June 30, 1998, when the agreement terminates.

The following table presents summary data related to non-accrual loans for the periods ended:

                                          Sept. 30,    June 30,    Dec. 31,
(in thousands)                               1997        1997        1996
                                          --------     --------    --------

Non-accrual loans:
   Domestic                               $ 84,875     $ 86,773    $ 94,137
   Foreign                                   9,324        8,795      10,956
                                          --------     --------    --------
Total non-accrual loans (1)               $ 94,199     $ 95,568    $105,093
                                          ========     ========    ========
Non-accrual loans as a percentage of
   loans outstanding at period end            0.72%        0.75%       0.90%
                                          ========     ========    ========

(1) Includes non-performing loans acquired in the purchase of BBI with a carrying value at September 30, 1997, June 30, 1997 and December 31, 1996 of $15.0 million, $23.6 million and $46.3 million, respectively, which are covered by a loss-sharing agreement with the FDIC. The covered amounts were $16.8 million, $23.2 million and $49.6 million, respectively. See "Statement of Condition" below for information on total non-performing assets.

Other Operating Income - was $129.6 million in the third quarter of 1997, compared to $109.8 million in the third quarter a year-earlier and $125.1 million in the second quarter of 1997. For the first nine months of 1997, such income was $381.0 million, compared to $326.2 million in the corresponding period of 1996.

Reported trading revenue (excluding associated net interest income) was $39.7 million in the third quarter of 1997, compared to $43.5 million in the third quarter of 1996 and $46.5 million in the second quarter of 1997. Net interest income associated with trading activities (which is reported in net interest income) totaled an estimated $20.6 million in the third quarter of 1997 and $10.0 million in the second quarter of 1997. Total revenue associated with trading businesses was $60.2 million in the third quarter of 1997, compared to $56.5 million in the second quarter of 1997. The items of net interest income/(expense) in the table below represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                     3rd Qtr       2nd Qtr     Nine Months
                                      1997          1997          1997
                                   ----------    ----------    ----------
(In thousands)
Income from precious metals:
   Trading revenue                 $     918     $   1,045     $  12,761
   Net interest income                13,355         7,371        25,544
                                   ----------    ----------    ----------
      Total                           14,273         8,416        38,305
                                   ----------    ----------    ----------

Foreign exchange trading income:
   Trading revenue                    26,572        32,612        86,309
   Net interest (expense)             (2,339)       (2,764)       (7,918)
                                   ----------    ----------    ----------
      Total                           24,233        29,848        78,391
                                   ----------    ----------    ----------

Trading account profits and
   commissions:
   Trading revenue                    12,164        12,820        33,210
   Net interest income                 9,570         5,419        20,124
                                   ----------    ----------    ----------
      Total                           21,734        18,239        53,334
                                   ----------    ----------    ----------

Total:
   Trading revenue                    39,654        46,477       132,280
   Net interest income                20,586        10,026        37,750
                                   ----------    ----------    ----------
      Total                        $  60,240     $  56,503     $ 170,030
                                   ==========    ==========    ==========


Investment securities gains were $9.7 million in the third quarter of 1997, compared to $5.6 million in the third quarter of 1996. For the first nine months of 1997, investment securities gains were $11.1 million, compared to $15.4 million last year. In the nine-month periods, these gains were from sales of securities available for sale and, to a lesser degree, redemptions prior to maturity of securities held to maturity.

Net gain on sales of loans was $3.3 million in the third quarter of 1997, compared to a net loss of $1.4 million in the third quarter of 1996. For the nine-month period of 1997 such gain amounted to $13.2 million, which was primarily attributable to the sale of non-accrual commercial real estate loans, compared to a gain of $0.4 million in the corresponding period of 1996.

Commission income, which consists primarily of fees for the issuance of banker acceptances and letters of credit, retail services and securities brokerage commissions was $21.9 million in the third quarter of 1997, compared to $18.2 million in the third quarter of 1996. The increase in commission income in the third quarter of 1997 compared to the third quarter of last year reflects increased revenue from the securities division, bankers acceptances and letters of credit, domestic private banking and international private banking. For the first nine months of 1997, commission income amounted to $63.2 million, compared to $52.8 million for the nine-month period of 1996.

Equity in the earnings of affiliate increased to $32.0 million in the third quarter of 1997, an increase of 35% from $23.8 million in the corresponding quarter of 1996. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. The increase in earnings of affiliate was primarily due to higher levels of commission income partially offset by increased other operating expenses at Safra Republic. The growth in client assets at Safra Republic, combined with higher levels of client activities in portfolio securities, contributed to the increase. Safra Republic's total client accounts, both on- and off-balance-sheet, increased to $29.0 billion at September 30, 1997 from $20.8 billion at September 30, 1996. This change consisted of increases of $7.2 billion, or 74%, in client portfolio assets and $1.0 billion, or 9%, in client deposits, and includes assets and deposits from the acquisition by Safra Republic of Mercury Bank A.G. in February 1997. For the nine-month period of 1997, equity in the earnings of Safra Republic was $90.7 million, compared to $68.3 million for the corresponding period of 1996.

The Corporation's other income, which consists primarily of service charges on deposit accounts, mortgage fees and trust income, was $22.9 million in the third quarter of 1997 compared to $20.1 million in the third quarter of last year. The increase in other income in the third quarter of 1997 compared to the third quarter of last year reflected increased commission income earned at Safra Republic Investments Limited, the Corporation's 50-percent-owned investment management subsidiary. Also included in the third quarter of 1997 was an affiliate service fee of $3.4 million as reimbursement for prior-period shared representative office expense. Included in the third quarter of 1996 was $2.3 million of income related to net gains on the sale of other real estate owned. Other income for the nine-month periods ended September 30, 1997 and 1996, was $70.5 million and $58.0 million, respectively. Included in the 1997 nine-month amount was a gain of $7.4 million on the unwinding of a real estate financing transaction, approximately $3.6 million of annual investment management performance fees and the above mentioned affiliate service fee of $3.4 million.

Other Operating Expenses - totaled $220.9 million in the third quarter and $649.6 million for the first nine-months of 1997, compared to $198.3 million and $578.5 million in the corresponding periods of 1996. The third quarter-to-quarter comparison continues to reflect the impact of retail banking acquisitions made during 1996 and the opening of new foreign offices late in 1996 and early 1997. Total operating expenses also includes ongoing investments in trading, risk management and profitability reporting systems and other technology and electronic banking initiatives which were begun in the second half of 1996.

Included in expenses for the third quarter of 1997 are $4.5 million of expenses related to the "Year 2000 Problem." The Corporation, like most commercial and financial institutions, is working to assure that its operating and processing systems will continue to function when the year 2000 arrives. The Corporation has developed and implemented a comprehensive plan to complete all system conversions by the end of 1998. A significant part of that plan involves contracts the Corporation has entered into with vendors to provide facilities and manpower to carry out required conversions and follow-up testing. Based on this plan, it is estimated that incremental expenses for the Year 2000 project will be approximately $60 million, spread over the ten quarters ending December 31, 1999. The exact timing and amount of such expenses depends on the progress of individual systems and applications conversion and testing; but, based on its plan, the Corporation expects that quarterly expense levels related to the Year 2000 Problem will increase from the current levels to a peak in mid-1998 and then decline significantly through 1999.

Salaries and employee benefits were $117.4 million in the third quarter of 1997, compared to $105.6 million in the third quarter of last year. The increase in the third quarter of 1997 from the same quarter of 1996 reflects the opening of new foreign offices as well as higher levels of staffing. For the nine months ended September 30, 1997, such expenses rose to $350.7 million from $310.9 million in the year-earlier period, due to the initiatives discussed above.

Occupancy expense was $18.6 million in the third quarter and $53.7 million for the nine-month period of 1997, compared to $20.6 million and $55.1 million in the comparable periods of 1996. Included in the third quarter of 1996 was a one-time charge of $2.0 million incurred in the consolidation of 14 retail branches.

All other expenses were $84.9 million in the third quarter of 1997, compared to $72.1 million in the third quarter of last year. The third quarter-to-quarter increase reflects the impact of the initiatives discussed above. For the nine-month period of 1997, all other expenses were $245.2 million, compared to $212.5 million in the same period last year. The nine-month 1997 expenses include $1.6 million related to the Corporation's non-accrual assets included in other real estate owned compared to none in the nine month period in the prior year.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $18.3 million in the third quarter of 1997 and increased $26.5 million during the first nine months of 1997 when compared to the corresponding periods of 1996. Included in the third quarter of 1996 was a one-time $12.0 million income tax benefit related to a tax law change. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, were 34% for both the third quarter and the nine-month period of 1997, compared to 26% and 32%, respectively, in the corresponding periods of last year.

STATEMENT OF CONDITION

Stockholders' Equity and Capital Ratios

At September 30, 1997, stockholders' equity of $3.6 billion included $150.9 million, which represented the after-tax unrealized appreciation in the valuation of the Corporation's portfolio of securities available for sale, and approximately 49% of Safra Republic's unrealized appreciation in its portfolio of securities available for sale, compared to an unrealized appreciation in both such portfolios of $54.5 million at December 31, 1996.

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board specifically applied to the Corporation. These ratios exclude the effect on stockholders' equity related to the FASB 115 valuation of securities available for sale.

In accordance with regulatory guidelines, the Corporation excludes Republic New York Securities Corporation's assets and off-balance-sheet contracts from the Corporation's capital calculations. The guidelines require the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital.

The following table presents the Corporation's risk-based capital ratios:

                                              Sept. 30,         Dec. 31,
                                                1997              1996
                                             ----------        ---------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio             13.19%            13.80%
   Total risk-based capital ratio              22.05%            23.28%
Leverage ratio                                  5.77%             5.87%


At September 30, 1997, the ratio of the Corporation's total common stockholders' equity to total assets was 5.24%, compared to 5.26% at December 31, 1996.

Non-performing Assets

The following is a summary of the Corporation's non-performing assets for periods ended:

                                           Sept. 30,     June 30,     Dec. 31,
(In thousands)                                1997         1997         1996
                                           ---------    ---------    ---------
Total non-accrual loans                    $  94,199    $  95,568    $ 105,093
Other real estate owned                       21,165       33,215       36,278
                                           ---------    ---------    ---------
Total non-performing assets                  115,364      128,783      141,371
Less: FDIC loss-sharing (1)                  (22,167)     (29,677)     (52,359)
                                           ---------    ---------    ---------
Total                                      $  93,197    $  99,106    $  89,012
                                           =========    =========    =========
Total non-performing assets as a
   percentage of period end total assets        0.20%        0.23%        0.27%
                                           =========    =========    =========

(1) Represents the carrying value of non-performing assets, acquired in the purchase of BBI which are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation. The agreement expires on June 30, 1998. The covered amounts were $23.8 million, $29.2 million and $55.6 million, at September 30, 1997, June 30, 1997 and December 31, 1996, respectively.

Forward-looking Information

In connection with the information relating to the Year 2000, this Report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause the actual facts to differ materially from those contained in this Report. Such uncertainties could include unanticipated events relating to work on the developments or modifications to computer systems and to software, including work performed by suppliers or vendors to the Corporation and may be beyond its control in responding to such events. Readers are cautioned not to place undue reliance on these forward looking statements which speak only to the date of this Report.

                         PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         11.   Computation of Earnings Per Common Share

         27.   Financial Data Schedule

     (b) Reports on Form 8-K

     (i) On July 18, 1997, a report on Form 8-K was filed submitting the Corporation's press release dated July 16, 1997, announcing results for the second quarter and six month period ended June 30, 1997, in connection with the filing of a Prospectus Supplement dated July 17, 1997 relating to the offering of $250,000,000 aggregate principal amount of the Corporation's 7.20% Subordinated Debentures due 2097.

     On July 21, 1997, a report on Form 8-K was filed submitting the calculation of ratios of earnings to fixed charges-consolidated, in connection with the filing of a Prospectus Supplement dated July 17, 1997 relating to the offering of $250,000,000 aggregate principal amount of the Corporation's 7.20% Subordinated Debentures due 2097.

     On September 24, 1997, a report on Form 8-K was filed submitting the Notice of Change of Principal Office and Resident Agent filed with the Maryland State Department of Assessments and Taxation, the calculation of ratios of earnings to combined fixed charges and preferred stock dividends-consolidated and Articles Supplementary, classifying shares of the Corporation's $2.8575 Cumulative Preferred Stock ($50 Stated Value) in connection with the filing of a Prospectus Supplement dated September 17, 1997 relating to the offering of 3,000,000 shares of such preferred stock.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 14, 1997                 By   /s/Walter H. Weiner
                                         ----------------------------
                                           Walter H. Weiner
                                           Chairman of the Board

Dated: November 14, 1997                 By   /s/Kenneth F. Cooper
                                         -----------------------------
                                           Kenneth F. Cooper
                                           Executive Vice President and
                                              Chief Financial Officer

                                 FORM 10-Q

                              QUARTERLY REPORT

              For the fiscal quarter ended September 30, 1997

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX

No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule