Form 10-K
period 1997-12-31
REPUBLIC NEW YORK CORP
filed 1998-03-06
CIK 83246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 1997.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 1-7436

                            ------------------------

                         REPUBLIC NEW YORK CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                                 (212) 525-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                                                                          NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                                     ON WHICH REGISTERED
----------------------------------------------------------                ---------------------
Common Stock, Par Value $5.00 Per Share                     New York Stock Exchange
                                                            The International Stock Exchange of
                                                            the United Kingdom & The Republic of Ireland Ltd.
Depositary Shares, each representing a one-fourth interest
  in a share of Adjustable Rate Cumulative
Preferred Stock, Series D                                   New York Stock Exchange
$1.8125 Cumulative Preferred Stock                          New York Stock Exchange
$2.8575 Cumulative Preferred Stock                          New York Stock Exchange
8 3/8% Debentures Due 2007                                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of Common Stock of the registrant held by non-affiliates at January 30, 1998 was $4,155,956,140 based on the closing price on the New York Stock Exchange Composite Tape on such date.

     The number of shares outstanding of each of the registrant's classes of common stock, as of January 30, 1998: 54,106,826.

Documents Incorporated by Reference:

                          DOCUMENT                            LOCATION IN FORM 10-K
------------------------------------------------------------  ---------------------
Proxy Statement for 1998 Annual Meeting, to the extent
  indicated                                                         Part III

================================================================================

                                    CONTENTS


PART I                                                                 PAGE
------                                                                 ----
Item 1.  Business
         Republic New York Corporation...............................     1
         Republic National Bank of New York..........................     1
         Other Financial Services....................................     2
         Competition.................................................     3
         Employees...................................................     3
         Customers...................................................     3
         Supervision and Regulation..................................     3
Item 2.  Properties..................................................     6
Item 3.  Legal Proceedings...........................................     6
Item 4.  Submission of Matters to a Vote of Security Holders.........     6

PART II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................     7
Item 6.  Selected Financial Data.....................................     7
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         Introduction................................................     7
         Results of Operations.......................................     8
         Liability and Asset Management..............................    15
         Risk Management and Control.................................    30
         Capital Resources and Liquidity.............................    32
Item 8.  Financial Statements and Supplementary Data.................    36
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   101

PART III
Item 10. Directors and Executive Officers of the Registrant..........   101
Item 11. Executive Compensation......................................   103
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................   103
Item 13. Certain Relationships and Related Transactions..............   103

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   104

                                     PART I

ITEM 1.  BUSINESS

                         REPUBLIC NEW YORK CORPORATION

     Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1997, the Corporation had consolidated total assets of $55.6 billion and stockholders' equity of $3.4 billion. Its principal asset is the capital stock of Republic National Bank of New York (the "Bank"). The Bank accounted for approximately 90% of the consolidated assets at December 31, 1997 and approximately 90% of consolidated revenues and 95% of consolidated net income of the Corporation for the year ended December 31, 1997. The Corporation's other subsidiaries include Republic Business Credit Corporation ("RBCC"), a factoring and asset-based lender, Republic New York Securities Corporation ("RNYSC"), a full service broker-dealer, and Republic Bank California N.A. ("RBC"), a commercial bank operation in southern California.

     The executive offices of the Corporation are located at 452 Fifth Avenue, New York, New York 10018 (telephone 212-525-6100).

     As used herein, the term "Corporation" includes the subsidiaries of the Corporation and the term "Bank" includes the subsidiaries of the Bank, unless the context indicates otherwise.

                       REPUBLIC NATIONAL BANK OF NEW YORK

     The Bank, a national banking association, commenced operations in 1966. The Bank provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals.

     At December 31, 1997, the Bank had total assets of $50.2 billion, total deposits of $33.5 billion and stockholder's equity of $3.3 billion.

     The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York 10018. At December 31, 1997, the Bank had 84 domestic branch banking offices in New York City and the suburban counties of Westchester, Nassau and Suffolk, as well as eight branches in southern Florida.

INTERNATIONAL BANKING

     The Bank is active in international banking where it operates principally as a wholesale bank. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors. At December 31, 1997, approximately 65% of the Bank's cross-border net outstandings were to or guaranteed by such entities.

     The Bank maintains wholly-owned foreign banking subsidiaries in The Bahamas, Brazil, Canada, Cyprus, Mexico, Russia, Uruguay, Singapore and the Cayman Islands; foreign branch offices in the Caribbean, Europe, Asia and Latin America and representative offices in Europe, Asia and Latin America. The Bank's facilities are supplemented by a network of correspondent banks throughout the world. The Bank also has an Edge Act banking subsidiary in Miami, Florida, which engages in off-shore banking activities with non-resident customers, and an Edge Act banking subsidiary in Wilmington, Delaware.

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

TRADING

     The Bank trades gold and silver bullion, both for immediate delivery and for delivery in the future, buys and sells options on precious metals and engages in various arbitrage activities in the precious metals markets. The Bank is a dealer in gold and silver bullion and coins that are sold to commercial and industrial users and investors. The Bank generally hedges its inventory against price fluctuations. At December 31, 1997 and 1996, approximately $162 million and $37 million, respectively, of the Bank's inventory in precious metals were unhedged.

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

     The Bank acts as a dealer in certain financial instruments, such as certificates of deposit issued by foreign banks, situated primarily in Mexico, Brazil and Argentina, Brady Bonds, including forward sales and options on such bonds, local currency instruments, eurobonds, syndicated bank loans and certain other products. The Bank's customers for these products include financial institutions, multinational corporations, other institutional investors and high net worth individuals.

                            OTHER FINANCIAL SERVICES

REPUBLIC BUSINESS CREDIT CORPORATION

     RBCC (formerly Republic Factors Corp.) is a wholly-owned subsidiary of the Corporation. RBCC operates factoring, asset-based lending and accounts receivable management businesses. As a factor, RBCC purchases, without recourse, accounts receivable from approximately 500 clients. The terms of these receivables average less than 60 days and are due from more than 55,000 customers, primarily retailers, located throughout the United States. RBCC also purchases receivables due from customers throughout the world which RBCC refactors through foreign factoring companies which are members of either the International Factors Group or Factors Chain International. Certain clients receive payments for their receivables prior to their collection by RBCC. From time to time, RBCC makes advances in excess of the receivables purchased. These advances may be secured or, in the case of seasonal overadvances, unsecured. Letters of credit accommodations are also provided. For these services, RBCC earns commissions, interest and service fees. RBCC's receivable management service provides clients with back office support allowing them to monitor their accounts receivable and collections on a daily basis.

     For the year ended December 31, 1997, RBCC factored approximately $5.6 billion of sales, making it the 5th largest factoring concern in the United States based on such sales volume.

     RBCC's headquarters and principal office is located at 452 Fifth Avenue, New York, New York 10018. In addition, RBCC has offices located in Los Angeles, California and Charlotte, North Carolina.

REPUBLIC NEW YORK SECURITIES CORPORATION

     RNYSC, a wholly-owned subsidiary of the Corporation, is a full-service securities broker primarily serving institutional investors and high net worth individuals. RNYSC is a registered broker-dealer with the SEC and is a member of the NASD and the New York Stock Exchange, Inc. RNYSC has branch offices in Chicago, Illinois and Philadelphia, Pennsylvania.

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

SAFRA REPUBLIC HOLDINGS S.A.

     The Bank has a 49.1% investment in Safra Republic Holdings, S.A ("Safra Republic"), a Luxembourg holding company, principally engaged, through wholly-owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey, Gibraltar and Monaco, in international private banking, asset management and other related investment services to over 22,000 high net worth individuals, partnerships and closely held corporations from over 80 countries, and commercial banking. At December 31, 1997, Safra Republic had total assets of $20.4 billion, total deposits of $15.4 billion and total shareholders' equity of $1.8 billion. Total client portfolio accounts of Safra Republic at year end 1997, both on- and off-balance-sheet amounted to $29.9 billion. In July 1997, Safra Republic established a limited purpose bank in Cyprus to facilitate, among other things, investments in Russia.

     Safra Republic operates principally as a private bank with its primary focus on providing its customers and clients with a range of investment products. Safra Republic's business activities consist principally of secured lending to customers, accepting customer deposits and offering a variety of specialized portfolio or asset management services, including non-discretionary asset management, discretionary asset management, investments in proprietary and third party mutual funds and trust and fiduciary services for which it typically earns fee or commission income. In addition, Safra Republic invests for its own account in interbank deposits and debt securities of highly rated financial institutions, governments and corporations; it also engages in foreign exchange and precious metals trading.

     At December 31, 1997, Saban S.A., the Corporation's principal stockholder, owned approximately 20.8%, and international investors owned approximately 30.1% of the outstanding shares of Safra Republic. The shares of Safra Republic are listed on the Swiss Electronic and Luxembourg Stock Exchanges and traded over-the-counter in London.

     During 1997, Safra Republic acquired Mercury Bank AG, a Swiss private bank that specializes in investment management services with over $2.5 billion of client funds under management.

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

                                   EMPLOYEES

     As of December 31, 1997, the Corporation had approximately 5,900 full-time equivalent employees.

                                   CUSTOMERS

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Corporation.

                           SUPERVISION AND REGULATION

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to substantial regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The Corporation's subsidiary banks are subject to regulation and supervision by federal bank regulatory agencies, including the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC"). Federal banking and other laws impose a number of requirements and restrictions on the operations of depository institutions. In addition, the Corporation and certain of its banking subsidiaries and branches located outside the United States are subject to the requirements of and supervision by the regulatory authorities in the countries in which they operate.

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

FIRREA

     Pursuant to certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insured depository institution which is commonly controlled with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Thus, the Bank could incur liability to the FDIC pursuant to this statutory provision in the event of the default of any other insured depository institution owned or controlled by the Corporation. Such liability is subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders in such capacity.

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

FDICIA

     In general, FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OCC's regulations, a bank is defined to be well capitalized if it maintains a risk-adjusted Tier 1 capital ratio of at least 6%, a risk-adjusted total capital ratio of at least 10% and a Tier 1 leverage capital ratio of at least 5%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it maintains a risk-adjusted Tier 1 ratio of at least 4%, a risk-adjusted total capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which the bank falls below the ratios applicable to adequately capitalized institutions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The capital categories are determined solely for the purposes of applying FDICIA's prompt corrective action ("PCA") provisions, as discussed below, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of the Bank.

     Under FDICIA's PCA system, a bank in the undercapitalized category must submit a capital restoration plan guaranteed by its parent company. The liability of the parent company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to bring the bank into compliance with all capital standards applicable to the bank as of the time the bank fails to comply with the plan. A bank in the undercapitalized category is also subject to limitations in numerous areas including, but not limited to, asset growth, acquisitions, branching, new business lines, acceptance of brokered deposits and borrowings from the FRB. Progressively more burdensome restrictions are applied to banks in the undercapitalized category that fail to submit or implement a capital plan and to banks that are in the significantly undercapitalized or critically undercapitalized categories. In addition, a bank's primary federal banking agency is authorized to downgrade the bank's capital category to the next lower category upon a determination that the bank is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a rating on its most recent examination of 3 or worse (on a scale from 1 (best) to 5 (worst)), with respect to its asset quality, management, earnings or liquidity.

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

     FDICIA and the regulations issued thereunder also have (i) limited the use of brokered deposits to well capitalized banks and adequately capitalized banks that have received waivers from the FDIC, (ii) established restrictions on the permissible investments and activities of FDIC insured state-chartered banks and their subsidiaries, (iii) implemented uniform real estate lending rules, (iv) prescribed standards to limit the risks posed by credit exposure between banks,
(v) revised risk-based capital rules to take account of interest rate risk, concentrations of credit risk and certain risks arising from non-traditional activities, and treatment of derivative financial instruments on which a bank has credit exposure, (vi) amended various consumer banking laws, (vii) increased restrictions on loans to a bank's insiders, (viii) established standards in a number of areas to assure bank safety and soundness, and (ix) implemented additional requirements for institutions that have $500 million or more in total assets with respect to annual independent audits, audit committees, and management reports related to financial statements, internal controls and compliance with designated laws and regulations.

     FDICIA also directs that each federal banking agency prescribe new safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum rate of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards which the agencies deem appropriate. Final interagency regulations to implement these new safety and soundness standards were adopted by the federal banking agencies. As of October 1, 1996, standards for asset quality and earnings have been incorporated in the Interagency Guidelines Establishing Standards for Safety and Soundness. The three standards for safety and soundness established by the guidelines are
(1) operational and managerial: (2) compensation: and (3) asset quality, earnings and stock valuation. Whether these standards will have an ultimate cumulative effect cannot currently be forecast.

DEPOSIT INSURANCE

     The Bank's deposits are insured by the Bank Insurance Fund ("BIF") and by the Savings Association Insurance Fund ("SAIF") of the FDIC and are subject to FDIC insurance assessments. The FDIC's deposit insurance assessments have moved under FDICIA from a flat-rate system to a risk-based system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the insurance fund, and bases premiums on the probability of loss to the FDIC with respect to each individual bank. The annual premium schedule ranges from 0 basis points to 27 basis points (subject to a $2,000 per annum minimum). The imposition of the BIF premium schedule will not have a material effect on the Bank's earnings. It is, however, possible that the BIF deposit insurance premiums will be revised by the FDIC in the future.

     In October 1996 the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted. The Funds Act authorized the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and deposits assessable by the SAIF commencing January 1, 1997. The current FICO assessment rate is 1.256 basis points annually for BIF-assessable deposits and 6.280 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the earlier of the merger of the insurance funds or January 1, 2000. The Bank's deposits include both BIF-assessable deposits and SAIF-assessable deposits and therefore the Corporation is subject to both assessment rates. The amounts payable to FICO by the Corporation are in addition to other FDIC deposit insurance premiums and thus represent an increased cost to the Corporation.

OTHER DEVELOPMENTS

     The Interstate Banking and Branch Efficiency Act of 1994 ("IBEA") permitted nationwide interstate bank acquisitions beginning in 1995 and interstate branching in 1997. The Corporation does not currently believe that the changes to the country's banking system brought about by IBEA will have a material effect on its business.

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

DIVIDENDS

     The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. National banks may use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the OCC is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the preceding two calendar years. The OCC also has authority to prohibit a national bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Based on the Bank's financial position at December 31, 1997, the Bank may declare dividends in 1998, without regulatory approval, of approximately $292 million plus an additional amount equal to its net profits for 1998 up to the date of any dividend declaration.

     There are no regulatory or contractual restrictions on RBCC's ability to pay dividends to the Corporation.

     Pursuant to the SEC's Uniform Net Capital Rule, neither RNYSC nor RFSC may pay cash dividends if doing so would reduce the company's net capital ratio to less than 5 percent.

ITEM 2.  PROPERTIES

     The Corporation has its principal offices in its world headquarters building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank. The Bank owns properties in Miami, Florida; Buenos Aires, Argentina; Santiago, Chile; Montevideo, Uruguay; Mexico City, Mexico; Milan, Italy; and London, England; which house the Bank's or its subsidiaries' offices in those locations. The Bank also owns other properties in New York City, which are principally occupied by branches. All of the remainder of the Corporation's offices and other facilities throughout the world are leased.

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

     No meetings of security holders were held during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Common Stock of the Corporation is listed on the New York Stock Exchange (ticker symbol RNB) and The International Stock Exchange of the United Kingdom & The Republic of Ireland Ltd. At December 31, 1997, there were 2,836 stockholders of record of outstanding Common Stock of the Corporation.

     The following table presents the range of high, low and closing sale prices reported on the New York Stock Exchange Composite Tape and cash dividends declared for each quarter during the past two years.

                                                           1997                                  1996
                                            ----------------------------------    ----------------------------------
                                            FOURTH    THIRD    SECOND    FIRST    FOURTH    THIRD    SECOND    FIRST
                                             QTR.     QTR.      QTR.     QTR.      QTR.     QTR.      QTR.     QTR.
                                            ------    -----    ------    -----    ------    -----    ------    -----
Common stock sale price:
     High.................................   $119 7/8 $116      $108 7/8  $99 1/8   $88 5/8  $71       $65 3/8  $63 1/2
     Low..................................    101 3/4  106 5/8    83 1/8   79 1/8    68 7/8   58 1/2    56       56
     Close................................    114 3/16  113 5/8   107 1/2   88 1/8    81 5/8   69 1/8    62 1/4   59 1/2
Cash dividends declared...................    .46      .46       .46      .46       .38      .38       .38      .38

     The dividend rate on the Common Stock has been increased annually since such payments began in 1975. The table below shows the annual dividend rate and dividend payout ratio, (dividends declared per common share divided by diluted earnings per common share) in each of the last five years.

                                                              1997     1996     1995     1994     1993
                                                              -----    -----    -----    -----    -----
Dividends declared per common share.........................  $1.84    $1.52    $1.44    $1.32    $1.08
Dividend payout ratio.......................................  23.35%   21.50%   30.97%   23.20%   21.18%

     The quarterly dividend rate on the Common Stock has been increased to $.50 per share commencing with the dividend payable April 1, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     For information regarding selected financial highlights, see "Supplementary Data" in "Financial Statements and Supplementary Data" elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     Net income was a record $449.1 million in 1997, compared to $418.8 million in 1996 and $288.6 million in 1995. The results for 1995 included a pre-tax provision for restructuring and related charges of $120.0 million. Diluted earnings per share were $7.88 in 1997, $7.07 in 1996 and $4.65 in 1995 after a $1.41 per share charge related to the restructuring.

     The Corporation's risk-based capital ratios, which include the risk-weighted assets and capital of Safra Republic, were 12.97% for Tier 1 capital and 21.58% for total capital at December 31, 1997. These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

     Net interest income was $1.060 billion in 1997, compared to $994.1 million in 1996, an increase of 6.6%.

     Total average interest-earning assets were $45.0 billion in 1997, with approximately 41% invested in securities of the U.S. Government and its agencies and interest-bearing deposits with banks. Average loans in domestic offices of $9.0 billion represented approximately 20% of average interest-earning assets in 1997. Average loans in foreign offices of $4.6 billion represented approximately 10% of total average interest-earning assets in 1997.

     Non-accrual loans were $93.8 million at year end 1997, of which $29.7 million are covered by a loss sharing agreement with the FDIC. Non-accrual loans were 0.76% of total loans outstanding, at year end 1997, compared to 0.90% at year end 1996. At December 31, 1997, the allowance for possible credit losses was $326.5 million, or 2.64% of loans outstanding and 348% of non-performing loans.

     Income from trading activities including associated net interest income was $231.0 million in 1997, compared to $196.0 million in 1996. This increase included higher levels of net interest income from precious metals and trading account activities, and increased revenue from foreign exchange trading income.

     Earnings from Safra Republic rose to $125.1 million in 1997 from $93.4 million in 1996, an increase of 34%.

     The Corporation's returns on average total assets and average common stockholders' equity, based on net income applicable to common stock-diluted, were 0.77% and 14.69%, respectively, in 1997. The book value per common share rose to $54.05 at year end 1997 from $50.01 at year end 1996.

                             RESULTS OF OPERATIONS

     The following table presents condensed consolidated statements of income for the Corporation for each of the years in the three-year period ended December 31, 1997. The results of Brooklyn Bancorp, Inc. ("BBI"), parent of Crossland Federal Savings Bank ("CrossLand") its wholly-owned subsidiary, which was acquired on February 29, 1996 and accounted for as a purchase, are included from the date of acquisition. These statements differ from the Corporation's consolidated financial statements presented elsewhere in this Report in that net interest income is presented on a fully-taxable equivalent basis. The tax equivalent adjustment, related to certain tax exempt instruments, permits all interest income and net interest income to be analyzed on a comparable basis. The rate used for this adjustment, which is reflected throughout this section, was 43% in 1997 and 44% in 1996 and 1995.

                                                    INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                    --------------------                --------------------
                                          1997        AMOUNT        %         1996        AMOUNT        %         1995
                                       ----------   ----------   -------   ----------   ----------   -------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest income......................  $3,242,139    $377,107      13.2    $2,865,032    $383,073      15.4    $2,481,959
Interest expense.....................   2,182,026     311,128      16.6     1,870,898     243,126      14.9     1,627,772
                                       ----------    --------              ----------    --------              ----------
Net interest income..................   1,060,113      65,979       6.6       994,134     139,947      16.4       854,187
Provision for credit losses..........      16,000     (16,000)    (50.0)       32,000      20,000     166.7        12,000
                                       ----------    --------              ----------    --------              ----------
Net interest income after provision
  for credit losses..................   1,044,113      81,979       8.5       962,134     119,947      14.2       842,187
Other operating income...............     528,308      82,193      18.4       446,115      33,234       8.0       412,881
Other operating expenses.............     903,843     118,089      15.0       785,754     (35,911)     (4.4)      821,665
                                       ----------    --------              ----------    --------              ----------
Income before income taxes...........     668,578      46,083       7.4       622,495     189,092      43.6       433,403
                                       ----------    --------              ----------    --------              ----------
Income taxes.........................     187,222      15,516       9.0       171,706      62,240      56.9       109,466
Tax equivalent adjustment............      32,248         299       0.9        31,949      (3,339)     (9.5)       35,288
                                       ----------    --------              ----------    --------              ----------
Total applicable income taxes........     219,470      15,815       7.8       203,655      58,901      40.7       144,754
                                       ----------    --------              ----------    --------              ----------
Net income...........................  $  449,108    $ 30,268       7.2    $  418,840    $130,191      45.1    $  288,649
                                       ==========    ========     =====    ==========    ========     =====    ==========
Net income applicable to common stock
  -- diluted.........................  $  423,281    $ 37,254       9.7    $  386,027    $129,263      50.3    $  256,764
                                       ==========    ========     =====    ==========    ========     =====    ==========

NET INTEREST INCOME

     The following table contains information on the Corporation's average asset and liability structure and rates earned and paid for each of the years in the three-year period ended December 31, 1997, which are discussed throughout this section.

                                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      1997                                 1996
                                       ----------------------------------   ----------------------------------
                                                                  AVERAGE                              AVERAGE
                                                      INTEREST     RATES                   INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/     AVERAGE      INCOME/     EARNED/
                                         BALANCE      EXPENSE      PAID       BALANCE      EXPENSE      PAID
                                       -----------   ----------   -------   -----------   ----------   -------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Interest-bearing deposits with
    banks............................  $ 4,679,550   $  298,416    6.38%    $ 5,697,285   $  376,030    6.60%
  Investment securities(1):
    Taxable..........................   21,497,014    1,511,817    7.03      17,899,644    1,279,226    7.15
    Exempt from federal income
      taxes(2).......................    1,510,182      122,382    8.10       1,511,573      125,206    8.28
                                       -----------   ----------             -----------   ----------
        Total investment
          securities.................   23,007,196    1,634,199    7.10      19,411,217    1,404,432    7.24
  Trading account assets(3)..........    1,466,715      115,594    7.88       1,156,531       67,279    5.82
  Federal funds sold and securities
    purchased under resale
    agreements.......................    2,303,429      124,347    5.40       1,773,945       98,061    5.53
  Loans, net of unearned income(4):
    Domestic offices.................    8,973,953      751,272    8.37       8,329,626      673,446    8.08
    Foreign offices..................    4,566,897      318,311    6.97       3,650,052      245,784    6.73
                                       -----------   ----------             -----------   ----------
        Total loans, net of unearned
          income.....................   13,540,850    1,069,583    7.90      11,979,678      919,230    7.67
                                       -----------   ----------             -----------   ----------
        Total interest-earning
          assets.....................   44,997,740   $3,242,139    7.21%     40,018,656   $2,865,032    7.16%
                                                     ==========    ====                   ==========    ====
Cash and due from banks..............      836,889                              728,185
Other assets(5)......................    9,185,910                            7,887,199
                                       -----------                          -----------
        Total assets.................  $55,020,539                          $48,634,040
                                       ===========                          ===========

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                                      1995
                                       ----------------------------------
                                                                  AVERAGE
                                                      INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/
                                         BALANCE      EXPENSE      PAID
                                       -----------   ----------   -------

Interest-earning assets:
  Interest-bearing deposits with
    banks............................  $ 7,627,905   $  526,185    6.90%
  Investment securities(1):
    Taxable..........................   11,687,830      927,740    7.94
    Exempt from federal income
      taxes(2).......................    1,320,208      125,032    9.47
                                       -----------   ----------
        Total investment
          securities.................   13,008,038    1,052,772    8.09
  Trading account assets(3)..........      966,483       55,736    5.77
  Federal funds sold and securities
    purchased under resale
    agreements.......................    1,567,809       97,547    6.22
  Loans, net of unearned income(4):
    Domestic offices.................    6,637,384      551,579    8.31
    Foreign offices..................    2,890,341      198,140    6.86
                                       -----------   ----------
        Total loans, net of unearned
          income.....................    9,527,725      749,719    7.87
                                       -----------   ----------
        Total interest-earning
          assets.....................   32,697,960   $2,481,959    7.59%
                                                     ==========    ====
Cash and due from banks..............      607,169
Other assets(5)......................    8,209,707
                                       -----------
        Total assets.................  $41,514,836
                                       ===========

                                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      1997                                 1996
                                       ----------------------------------   ----------------------------------
                                                                  AVERAGE                              AVERAGE
                                                      INTEREST     RATES                   INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/     AVERAGE      INCOME/     EARNED/
                                         BALANCE      EXPENSE      PAID       BALANCE      EXPENSE      PAID
                                       -----------   ----------   -------   -----------   ----------   -------
                                                               (DOLLARS IN THOUSANDS)
Interest-bearing funds:
  Consumer and other time deposits...  $10,795,118   $  433,938    4.02%    $10,797,056   $  430,416    3.99%
  Certificates of deposit............    1,598,758       81,828    5.12       1,031,044       51,618    5.01
  Deposits in foreign offices........   16,915,710      935,257    5.53      14,644,586      800,171    5.46
                                       -----------   ----------             -----------   ----------
        Total interest-bearing
          deposits...................   29,309,586    1,451,023    4.95      26,472,686    1,282,205    4.84
  Trading account liabilities(3).....      193,599       12,860    6.64         170,393       11,841    6.95
  Short-term borrowings..............    8,354,135      436,149    5.22       6,563,751      321,234    4.89
  Total long-term debt...............    4,397,055      281,994    6.41       4,019,216      255,618    6.36
                                       -----------   ----------             -----------   ----------
        Total interest-bearing
          funds......................   42,254,375   $2,182,026    5.16%     37,226,046   $1,870,898    5.03%
                                                     ==========    ====                   ==========    ====
Noninterest-bearing deposits:
  In domestic offices................    2,336,440                            2,020,937
  In foreign offices.................      175,332                              138,352
Other liabilities....................    6,918,856                            6,132,333
Stockholders' equity:
  Preferred stock....................      454,673                              574,685
  Common stockholders' equity........    2,880,863                            2,541,687
                                       -----------                          -----------
        Total stockholders' equity...    3,335,536                            3,116,372
                                       -----------                          -----------
        Total liabilities and
          stockholders' equity.......  $55,020,539                          $48,634,040
                                       ===========                          ===========
Interest income/earning assets.......                $3,242,139    7.21%                  $2,865,032    7.16%
Interest expense/earning assets......                 2,182,026    4.85                    1,870,898    4.68
                                                     ----------    ----                   ----------    ----
Net interest differential............                $1,060,113    2.36%                  $  994,134    2.48%
                                                     ==========    ====                   ==========    ====

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                                      1995
                                       ----------------------------------
                                                                  AVERAGE
                                                      INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/
                                         BALANCE      EXPENSE      PAID
                                       -----------   ----------   -------

Interest-bearing funds:
  Consumer and other time deposits...  $ 7,650,443   $  318,874    4.17%
  Certificates of deposit............      871,289       48,573    5.57
  Deposits in foreign offices........   12,769,411      770,628    6.03
                                       -----------   ----------
        Total interest-bearing
          deposits...................   21,291,143    1,138,075    5.35
  Trading account liabilities(3).....       37,117        2,561    6.90
  Short-term borrowings..............    4,609,403      216,243    4.69
  Total long-term debt...............    4,120,206      270,893    6.57
                                       -----------   ----------
        Total interest-bearing
          funds......................   30,057,869   $1,627,772    5.42%
                                                     ==========    ====
Noninterest-bearing deposits:
  In domestic offices................    1,514,908
  In foreign offices.................      116,881
Other liabilities....................    7,039,751
Stockholders' equity:
  Preferred stock....................      635,457
  Common stockholders' equity........    2,149,970
                                       -----------
        Total stockholders' equity...    2,785,427
                                       -----------
        Total liabilities and
          stockholders' equity.......  $41,514,836
                                       ===========
Interest income/earning assets.......                $2,481,959    7.59%
Interest expense/earning assets......                 1,627,772    4.98
                                                     ----------    ----
Net interest differential............                $  854,187    2.61%
                                                     ==========    ====

------------
(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.

(2) Income has been fully adjusted to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1997 and 44% in 1996 and 1995.

(3) Excludes noninterest-bearing balances which are included in other assets or other liabilities, respectively.

(4) Including non-accrual loans.

(5) Including allowance for possible credit losses.

     Net interest income increased $66.0 million, or 6.6%, to $1.060 billion in 1997, compared to $994.1 million in 1996. This increase was due to the growth in interest-earning assets to $45.0 billion in 1997 from $40.0 billion in 1996. The net interest rate differential declined to 2.36% in 1997, compared to 2.48% in 1996. This decline reflects an increased amount of short-term borrowings and deposits in foreign offices that were invested in high quality assets at low margin spreads.

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

     At year ends 1997 and 1996, the gross notional amount of off-balance-sheet contracts used in asset and liability management was approximately $21.7 billion and $13.6 billion, respectively. At year ends 1997 and 1996 the market value of these off-balance-sheet contracts reflected unrealized losses of approximately $120 million and $50 million, respectively.

     The following table presents changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume.

                                                                  INCREASE (DECREASE)
                                        -----------------------------------------------------------------------
                                                 1997 VS. 1996                         1996 VS. 1995
                                        --------------------------------    -----------------------------------
                                        AVERAGE     AVERAGE                  AVERAGE      AVERAGE
                                         VOLUME       RATE       TOTAL       VOLUME        RATE         TOTAL
                                        --------    --------    --------    ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Interest income from:
  Interest-bearing deposits with
     banks............................  $(65,080)   $(12,534)   $(77,614)   $(127,271)   $ (22,884)   $(150,155)
  Taxable securities..................   254,071     (21,480)    232,591      443,820      (92,334)     351,486
  Securities exempt from federal
     income taxes.....................      (103)     (2,721)     (2,824)      15,884      (15,710)         174
  Trading account assets..............    24,490      23,825      48,315       11,060          483       11,543
  Federal funds sold and securities
     purchased under resale
     agreements.......................    28,592      (2,306)     26,286       11,332      (10,818)         514
  Loans, net of unearned income:
     Domestic offices.................    53,670      24,156      77,826      137,133      (15,266)     121,867
     Foreign offices..................    63,767       8,760      72,527       51,401       (3,757)      47,644
                                        --------    --------    --------    ---------    ---------    ---------
          Total interest on loans.....   117,437      32,916     150,353      188,534      (19,023)     169,511
                                        --------    --------    --------    ---------    ---------    ---------
          Total interest income.......   359,407      17,700     377,107      543,359     (160,286)     383,073
                                        --------    --------    --------    ---------    ---------    ---------
Interest expense on:
  Consumer and other time deposits....       283       3,239       3,522      125,313      (13,771)     111,542
  Certificates of deposit.............    29,076       1,134      30,210        7,924       (4,879)       3,045
  Deposits in foreign offices.........   124,835      10,251     135,086      102,329      (72,786)      29,543
  Trading account liabilities.........     1,547        (528)      1,019        9,261           19        9,280
  Short-term borrrowings..............    93,255      21,660     114,915       95,772        9,219      104,991
  Total long-term debt................    24,366       2,010      26,376       (6,623)      (8,652)     (15,275)
                                        --------    --------    --------    ---------    ---------    ---------
          Total interest expense......   273,362      37,766     311,128      333,976      (90,850)     243,126
                                        --------    --------    --------    ---------    ---------    ---------
Change in net interest income.........  $ 86,045    $(20,066)   $ 65,979    $ 209,383    $ (69,436)   $ 139,947
                                        ========    ========    ========    =========    =========    =========

PROVISION FOR CREDIT LOSSES

     The Corporation determines its aggregate provision for credit losses based on factors such as past credit loss experience, the composition of the loan portfolio and other potential credit exposures and prevailing worldwide economic conditions. The total provision for credit losses was $16 million in 1997, all of which was applied to the allowance for possible credit losses, compared to $32 million in 1996 and $12 million in 1995. In 1997, the level of non-performing loans, net charge-offs and the provision for credit losses declined when compared to 1996. While no specific credit concerns existed, the increase in the provision for credit losses in 1996 over the prior year was considered prudent by management in consideration of increased domestic and foreign exposures. For additional information on loan charge-offs and recoveries, the provision for credit losses and the method of reporting the aggregate allowance for possible credit losses see "Asset Management-Aggregate Allowance for Possible Credit Losses" in this section of this Report.

     Net charge-offs declined to $11.3 million in 1997 from $25.0 million in 1996 and $31.3 million in 1995. The allowance for possible credit losses amounted to $326.5 million at year end 1997 or 2.64% of loans outstanding, net of unearned income. The allowance was $350.4 million at year end 1996, or 2.99% of loans outstanding, net of unearned income, an increase of $49.8 million from the $300.6 million at year end 1995. The increase in the allowance in 1996 was primarily due to the $42.6 million allowance acquired in the BBI transaction.

OTHER OPERATING INCOME

     The following table presents the principal categories of other operating income for each of the years in the three-year period ended December 31, 1997.

                                                         INCREASE (DECREASE)               INCREASE (DECREASE)
                                                         --------------------              -------------------
                                                1997      AMOUNT        %         1996      AMOUNT        %        1995
                                              --------   ---------   --------   --------   ---------    ------   --------
                                                                        (DOLLARS IN THOUSANDS)
Trading income:
Income from precious metals.................  $ 14,069   $(10,631)     (43.0)   $ 24,700   $(13,349)    (35.1)   $ 38,049
Foreign exchange trading income.............   119,642     21,477       21.9      98,165    (14,886)    (13.2)    113,051
Trading account profits and commissions.....    36,964    (15,977)     (30.2)     52,941     28,195     113.9      24,746
                                              --------   --------               --------   --------              --------
          Total trading income..............   170,675     (5,131)      (2.9)    175,806        (40)       --     175,846
Investment securities gains, net............    35,117     11,870       51.1      23,247     (2,416)     (9.4)     25,663
Net gain on loans sold or held for sale.....    19,838     18,864          *         974     (5,791)    (85.6)      6,765
Commission income...........................    87,524     16,131       22.6      71,393     14,458      25.4      56,935
Equity in earnings of affiliate.............   125,116     31,698       33.9      93,418     13,937      17.5      79,481
Other income................................    90,038      8,761       10.8      81,277     13,086      19.2      68,191
                                              --------   --------               --------   --------              --------
                                              $528,308   $ 82,193       18.4    $446,115   $ 33,234       8.0    $412,881
                                              ========   ========    =======    ========   ========     =====    ========

---------------
* Exceeds 200%

  Total Trading Income

     The following table presents the components of total trading related income for each of the years in the three-year period ended December 31, 1997. The items of net interest income/(expense) in the table below represent the net interest earned/paid on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions. The previously reported amounts for 1996 and 1995 have been revised to reflect the methodology used by management in 1997 related to the funding benefit or cost of trading positions.

                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Income from precious metals:
     Trading revenue........................................  $ 14,069    $ 24,700    $ 38,049
     Net interest income....................................    42,674      21,569       6,637
                                                              --------    --------    --------
          Total.............................................    56,743      46,269      44,686
                                                              --------    --------    --------
Foreign exchange trading income:
     Trading revenue........................................   119,642      98,165     113,051
     Net interest (expense).................................    (9,515)     (4,422)     (8,451)
                                                              --------    --------    --------
          Total.............................................   110,127      93,743     104,600
                                                              --------    --------    --------
Trading account profits and commissions:
     Trading revenue........................................    36,964      52,941      24,746
     Net interest income....................................    27,129       3,021       2,586
                                                              --------    --------    --------
          Total.............................................    64,093      55,962      27,332
                                                              --------    --------    --------
Total:
     Trading revenue........................................   170,675     175,806     175,846
     Net interest income....................................    60,288      20,168         772
                                                              --------    --------    --------
          Total.............................................  $230,963    $195,974    $176,618
                                                              ========    ========    ========

     Total trading revenue, including associated net interest income which is reported as net interest income, rose to $231.0 million in 1997 from $196.0 million in 1996 and $176.6 million in 1995. Net interest income from trading activities rose to $60.3 million in 1997 from $20.2 million in 1996, compared to net interest income of $0.8 million in 1995. The increase in net interest income in 1997 and 1996 was due primarily to precious metals with trading account activities also contributing a substantial portion of the 1997 increase. The year-to-year increase in total trading income in 1997 and 1996, when compared to the respective prior year, reflected, in part, the increased contribution of the emerging markets trading unit and other revenue increases generated from trading securities and derivative-related products. In 1997, trading revenue generated in the Moscow subsidiary on Russian government securities also contributed to the increase over 1996.

  Precious Metals

     Income from precious metals is derived from the Corporation's activities as a dealer in gold and silver bullion and coins sold to commercial and industrial users and investors, as well as its trading and arbitrage activities in the precious metals markets. Income from precious metals was $56.7 million in 1997, as compared to $46.3 million in 1996 and $44.7 million in 1995. The change in both 1997 and 1996 from the respective prior year reflected lower trading revenue, which in each case, was offset by higher levels of net interest income from trading and funding these activities. The fluctuations in this income in each of the last three years reflects volatility in price and volume in the precious metals markets and the level of funds invested in precious metals activities.

  Foreign Exchange

     Foreign exchange trading income is derived from trading and market-making activities in foreign currencies, transactions that service the needs of the Corporation's customers, including other banks and corporations, and dealings in banknotes, principally in New York, London and locations in the Far East. Foreign exchange trading income was $110.1 million in 1997, an increase of $16.4 million over the $93.7 million earned in 1996 which was a decrease of $10.9 million from the $104.6 million earned in 1995. In 1997, foreign exchange trading benefited from volatility in the foreign exchange markets. The decline in foreign exchange trading income in 1996 from 1995 reflected lower levels of volatility in these markets in 1996.

  Trading Account Profits and Commissions

     Total trading account profits and commissions were $64.1 million in 1997, compared to $56.0 million in 1996 and $27.3 million in 1995. In 1997, a substantial portion of this line of income was derived from dealings in fixed and variable rate debt securities denominated in all major currencies with large financial institutions, including investment banks, commercial banks and multinational organizations, as well as with high net worth individuals. More specifically, trading account profits and commissions include income from trading derivative products, emerging market fixed income securities, the securities of the U.S. Government and its agencies, and the government securities of countries where the Corporation has an active local presence, such as Argentina, Brazil, Italy, Uruguay and Russia. The Corporation's subsidiary in Moscow was responsible for a significant portion of the increase in trading account profits and commissions.

     During 1997, the Corporation benefited from the 1996 expansion of its emerging markets trading department whose activities consist of dealing in certain financial instruments of issuers located primarily in Latin America and other developing countries. These instruments include Brady and other sovereign eurobonds, forward sales and options on Brady Bonds, bank certificates of deposit, sovereign local currency obligations and certain other products. Customers for these products include financial institutions, multinational corporations, other institutional investors and high net worth individuals. Trading account profits and commissions, including net interest income generated by this group's activities increased to $33.7 million in 1997, from $16.7 million in 1996 and $1.6 million in 1995.

     The Corporation's financial products group acts as a principal in providing interest rate and currency swaps and options on these products, as well as products related to the performance of various indices. This group operates in New York and London. The Corporation's strategy includes providing financial services to meet the changing needs of its customers and stresses product innovation, both within existing product areas and between different product areas. The level of revenues related to off-balance-sheet transactions declined in both 1997 and 1996 from the level recorded in 1995 due to reduced market activity for these products. For additional information related to derivative instruments, see Notes 4, 18 and 19 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

  Investment Securities Gains

     The Corporation realized net investment securities gains of $35.1 million in 1997, $23.2 million in 1996 and $25.7 million in 1995. In 1997 and 1996, a substantial portion of the net gains were from the sale of securities from the Corporation's portfolio of other securities, including emerging markets, which offset losses from U.S. Government agency securities. In 1995, sales of emerging market securities and securities which were redeemed by the issuer prior to their scheduled maturity, resulted in gains of $9.8 million and $7.2 million, respectively. In each of the last three years, the net gains were from sales of securities available for sale. The proceeds from securities sold were reinvested in high-quality, interest-earning assets.

  Loans Sold or Held for Sale

     Net gains on loans sold or held for sale were $19.8 million in 1997, $1.0 million in 1996 and $6.8 million in 1995. In 1997, the gains were primarily from sales of commercial real estate loans due to a strengthening real estate market. The net gains in both 1996 and 1995 resulted from the sale of originated mortgage loans. The Corporation has retained the servicing rights on residential mortgage loans sold.

  Commission Income

     Commission income, which included fees for the issuance of banker acceptances and letters of credit, securities brokerage commissions and retail services was $87.5 million in 1997, compared to $71.4 million in 1996 and $56.9 million in 1995. Commission income included fees for the issuance of letters of credit and the creation of acceptances of $23.4 million in 1997, $21.7 million in 1996 and $18.9 million in 1995. In 1997, commissions attributable to securities clearance, funds transfer and money management activities were $37.3 million, compared to $24.8 million in 1996 and $20.1 million in 1995. Commission income from the broker dealer business in the securities subsidiary amounted to $5.7 million in 1997, compared to $5.2 million in 1996 and $4.4 million in 1995. Commission income from the shipment of U.S.-dollar denominated banknotes was $8.6 million in 1997, $8.5 million in 1996 and $2.6 million in 1995.

  Affiliate Earnings

     Equity in earnings of affiliate, representing the Corporation's share of the earnings of Safra Republic, was $125.1 million in 1997, compared to $93.4 million in 1996 and $79.5 million in 1995. The increase in 1997 over 1996 was 34%, with 1996 an increase of 18% over 1995.

     The following table presents summary information for Safra Republic for each of the last three years.

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
At December 31:
Total assets................................................  $20,356,300    $17,223,409    $15,660,544
Interest-bearing deposits with banks........................    7,476,969      6,041,717      6,058,483
Loans, net of unearned income...............................    2,288,896      1,687,050      1,443,803
Allowance for possible credit losses........................      134,351        131,071        130,300
Non-performing loans........................................       10,271         10,777         19,697
Total deposits..............................................   15,401,065     13,337,947     11,347,601
Total shareholders' equity..................................  $ 1,760,566    $ 1,643,110    $ 1,467,807
For the year:
Net interest income.........................................  $   297,225    $   266,180    $   235,402
Provision for credit losses.................................       16,000         12,000          1,000
Other operating income......................................      188,865        119,113         95,508
Other operating expenses....................................      193,470        167,521        157,635
Net income..................................................      255,055        189,830        162,104
Net income per common share-diluted.........................  $      7.17    $      5.35    $      4.54
Average shares outstanding-diluted..........................       35,558         35,502         35,733

     For additional information on Safra Republic and its relationship with the Corporation, see Note 7 of "Notes to Consolidated Financial Statements" and "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

  Other Income

     Other income consists primarily of service charges on deposit accounts, mortgage fees and trust income. In 1997, other income amounted to $90.0 million and included a gain of $7.4 million on the unwinding of a real estate financing transaction, $8.3 million of investment management performance fees earned at Safra Republic Investments Limited, a subsidiary whose ownership is shared equally with Safra Republic, and an affiliate service fee of $3.4 million as reimbursement for prior-period shared representative office expense. Other income was $81.3 million in 1996 and included gains of $2.7 million on the sale of a New York retail branch, $1.1 million from the repurchase and early extinguishment of an issue of $100 million principal amount of floating-rate subordinated long-term debt and $4.7 million of net gains on the sale of other real estate owned. In 1995, other income was $68.2 million and included gains of $1.3 million on the sale of a New York retail branch, $2.4 million from the sale of an equipment lease and $1.9 million of net gains from other real estate owned.

OTHER OPERATING EXPENSES

     The following table presents the principal categories of other operating expenses for each of the years in the three-year period ended December 31, 1997.

                                                       INCREASE (DECREASE)               INCREASE (DECREASE)
                                                       --------------------              --------------------
                                              1997       AMOUNT        %        1996       AMOUNT        %        1995
                                            --------   ----------    ------   --------   -----------   ------   --------
                                                                       (DOLLARS IN THOUSANDS)
Salaries and employee benefits............  $475,017    $ 54,916      13.1    $420,101    $  38,485     10.1    $381,616
Occupancy, net............................    71,325      (1,367)     (1.9)     72,692       14,717     25.4      57,975
Other expenses............................   357,501      64,540      22.0     292,961       30,887     11.8     262,074
                                            --------    --------              --------    ---------             --------
                                             903,843     118,089      15.0     785,754       84,089     12.0     701,665
Restructuring and related charges.........        --          --        --          --     (120,000)       *     120,000
                                            --------    --------              --------    ---------             --------
     Total other operating expenses.......  $903,843    $118,089      15.0    $785,754    $ (35,911)    (4.4)   $821,665
                                            ========    ========      ====    ========    =========     ====    ========

------------
* Exceeds 200%

     Total operating expenses before restructuring and related charges were $903.8 million in 1997, $785.8 million in 1996 and $701.7 million in 1995. The increase in total other operating expenses before restructuring and related charges in 1997 reflected the Corporation's ongoing investments in trading, risk management and profitability reporting systems and other technology and electronic banking initiatives which were begun in the second half of 1996. Other expenses in 1997 included approximately $15.5 million related to the "Year 2000 Project", which is discussed further below. Also included in 1997 expenses was a one-time charge of $14.2 million from an arbitration judgment and related legal costs. The arbitration related to a dispute in 1995 with a former customer of RNYSC involving currency futures trades. The Corporation disagrees with the decision of the arbitration panel and has filed an appeal. The increase in total other operating expenses before restructuring and related charges in 1996 reflected approximately $73.3 million of expenses in an expanded branch network attributable to the acquisition of BBI and other branches purchased from Bank Leumi, First Nationwide Bank FSB and Independence Savings Bank during the year.

     During 1996, the Corporation invested in the initiatives described above that were designed to increase revenues in future periods and in infrastructure to support and control those operations. Retail banking expenses increased as a result of the branch expansion mentioned above. Growth in the volumes of mortgage and home equity loans as well as increased sales of investment products resulted in the payment of additional fees for related services.

     The Corporation continued to invest in broadening the array of its investment product offerings, including the recent introduction of an asset allocation product which is targeted at retail clients. RFSC saw significant expansion during the year to include offering full-service and discount securities brokerage services to corporate and retail clients. The Corporation also invested in trading market services and in advanced risk management systems to support its expanding trading operations. The development of a new profitability measuring system which will enable the Corporation to efficiently measure and present line of business results also contributed to the higher expense level.

     In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision for restructuring and related charges as a result of the implementation of Project Excellence Plus. For additional information on this charge see Note 14 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report. In addition, in 1995, the Corporation converted the financial reporting of its operations in Chile and Uruguay and RBCC to a current basis in the fourth quarter of the year. The conversion resulted in a one-time increase to expense of $3.4 million for the year.

  Salaries and Employee Benefits

     Salaries and employee benefits were $475.0 million in 1997, $420.1 million in 1996 and $381.6 million in 1995. The increase in salaries and benefits in 1997 over the prior year reflects the opening of new foreign offices and higher levels of staff and increased provisions for incentive compensation. The increase in salaries and benefits in 1996 over the prior year reflects staff additions attributable to the acquisitions mentioned above, recently established operations and to the achievement of higher revenue thresholds that required higher provisions for incentive compensation reflecting more competitive market conditions.

  Occupancy

     Occupancy costs were $71.3 million in 1997, $72.7 million in 1996 and $58.0 million in 1995. The decline in 1997 from 1996, resulted primarily from a lower level of real estate taxes due to certain real estate tax rebates. The increase in 1996 over 1995 was primarily due to the acquisition of 38 branches during the year that included a one-time charge of $2.0 million related to branch consolidations.

  Other Expenses

     All other expenses were $357.5 million in 1997, $293.0 million in 1996 and $262.1 million in 1995. All other expenses in 1997 includes the one-time costs of $14.2 million associated with the arbitration judgment mentioned above and $15.5 million of Year 2000 expenses discussed below. Communication and equipment expenses represent a substantial portion of other expenses which amounted to $82.6 million, $75.8 million and $73.0 million in 1997, 1996 and 1995, respectively. Amortization of goodwill and other intangible assets was $28.4 million in 1997, $28.7 million in 1996 and $9.9 million in 1995. The 1996 increase in this expense is primarily due to the acquisition of BBI and other branches that occurred during the year. Also, professional fees, consisting of consulting, external legal and audit fees, amounted to $36.0 million in 1997 compared to $29.2 million in 1996 and $30.7 million in 1995. All other expenses include premiums for deposit insurance paid to the FDIC of $2.0 million in 1997, compared to $0.5 million in 1996 and $11.7 million in 1995. The decline in this expense in 1996 from 1995, was the result of a reduction of the premium rate paid for FDIC insurance. Other expenses in 1995 also included the effect of adopting a change in the method of accounting for charitable contributions that resulted in a one-time charge of $7.5 million.

  Year 2000 Project

     The Corporation, like most commercial and financial institutions, is working to assure that its operating and processing systems will continue to function when the year 2000 arrives. The Corporation has developed and implemented a comprehensive plan designed to complete substantially all system conversions by the end of 1998. A significant part of that plan involves contracts the Corporation has entered into with vendors to provide facilities and manpower to carry out required conversions and follow-up testing. Operating expenses in 1997 included $15.5 million of these project costs. Based on this plan, it is estimated that total incremental expenses for the Year 2000 Project will be approximately $60 million. The remaining cost of approximately $45 million will be incurred over the 8 quarters ending December 31, 1999. The exact timing and amount of such expenses depends on the progress of converting and testing individual systems and applications; based on its plan, the Corporation expects that quarterly expense levels related to the Year 2000 Project will increase from the current levels to a peak in early 1998 and then decline significantly through 1999.

  European Monetary Union

     The Corporation is engaged in various efforts worldwide to prepare for the planned introduction in January, 1999 of the single currency (known as the Euro). The participating member states will be determined by the European Commission in May 1998. Commencing January 1, 1999, the currencies of the participating member states will convert (at rates of exchange to be determined) into the Euro over a three-year transition period; the ECU will be converted into the Euro at a rate of one-for-one. The Corporation has developed and implemented a comprehensive plan to prepare for the introduction of the Euro and its impact on the Corporation's products, lines of business and systems. All major functions and product areas of the Corporation have developed action plans to deal effectively with the implications of the introduction of the Euro. Vendors of systems used by the Corporation have been contacted to obtain information regarding their preparedness for the introduction of the Euro. Total incremental expenses for the Euro conversion are currently estimated to be approximately $1 million, most of which will be incurred during 1998.

TOTAL APPLICABLE INCOME TAXES

     Total applicable income taxes, which includes the effect of a taxable equivalent adjustment, increased $15.8 million in 1997 to $219.5 million, after increasing $58.9 million in 1996 over 1995. The ratio of total applicable income taxes to income before taxes has remained at approximately 33% in each of the last three years. The increase in total applicable income taxes in 1997 and 1996, when compared to the respective prior year, reflected the higher levels of taxable income for the year. Included in income taxes in 1997 was a tax benefit of approximately $10.0 million related to non-taxable income from discontinued operations of domestic subsidiaries. Income taxes in 1996 were reduced by a one-time $12.0 million tax benefit recognized as a result of a tax law change enacted in 1996. The 1996 income tax benefit was recognized by the Corporation because it was no longer liable for deferred taxes which had been provided in prior years for credit provisions.

NET INCOME APPLICABLE TO COMMON STOCK-DILUTED

     Net income applicable to common stock-diluted was a record $423.3 million in 1997, compared to $386.0 million in 1996 and $256.8 million in 1995. Diluted earnings per common share were $7.88 in 1997, $7.07 in 1996 and $4.65 in 1995. Dividends declared and the average annual rates paid on the Corporation's issues of preferred stock were as follows: $24.2 million in 1997 at 5.32%, $31.5 million in 1996 at 5.48% and $36.5 million in 1995 at 5.74%.

                         LIABILITY AND ASSET MANAGEMENT

     Changes in the level of interest rates and the relationship between rates can affect net interest income. The structure of the Corporation's liabilities determines the structure of its assets both on- and off-balance sheet, so that the maturity and interest rate sensitivities are generally matched. This practice has two important implications. First, liquidity requirements can be met more readily because a large proportion of assets mature when liabilities mature. Second, the impact of changes in the levels of interest rates on the Corporation is reduced because assets and liabilities have approximately the same interest rate sensitivity.

     Diversification is another principle employed in the management of liabilities and assets. The Corporation is active in international banking and, in managing this activity, diversifies risks among many countries and counterparties throughout the world. Liabilities, which are mostly interest-bearing deposits and other purchased funds, are obtained from both domestic and international sources. These sources of funds represent a wide range of depositors, mostly individuals, and various types of deposits. The Corporation also raises funds from institutional and individual investors with a variety of marketable instruments. The diversification of the Corporation's funding sources enhances the stability of the funding base.

     From time to time, the Corporation's management may decide to mismatch on- and off-balance-sheet liabilities and assets in a strategic gap position as a means of managing net interest income. Interest rate sensitivity gaps occur when interest-bearing liabilities and interest-earning assets differ in repricing dates and anticipated maturities. Such decisions reflect management's views on the direction of interest rates and general market conditions. The gap position is established with marketable securities of high credit quality in liquid markets and is carefully monitored by management. The Corporation uses off-balance-sheet interest rate derivatives such as interest rate swaps, caps, options and forwards as hedges or to modify the interest rate characteristics of specific assets or liabilities, collectively referred to as a hedge. The Corporation manages its exposure to interest rate sensitivity resulting from its gap position with hedges and records these hedges in a manner consistent with the accounting treatment for the underlying asset or liability.

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

     The table below illustrates the Corporation's interest rate sensitivity gap position at December 31, 1997 and 1996. The interest rate sensitivity gap, which is the difference between interest-earning assets and liabilities, is presented by repricing period, based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance-sheet items such as interest rate swaps and caps, as well as management's estimates of prepayment patterns of mortgage-backed securities and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Corporation has interest rate positions.

                                                               REPRICING PERIOD AT DECEMBER 31, 1997
                                          --------------------------------------------------------------------------------
                                                         AFTER ONE         AFTER THREE         AFTER SEVEN
                                           WITHIN     YEAR BUT WITHIN    YEARS BUT WITHIN    YEARS BUT WITHIN      AFTER
                                          ONE YEAR      THREE YEARS        SEVEN YEARS          TEN YEARS        TEN YEARS
                                          --------    ---------------    ----------------    ----------------    ---------
                                                                           (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate sensitivity gap.........     $(468)         $  (827)            $ 322               $2,447          $(1,474)
                                           -----          -------             -----               ------          -------
ASSET/(LIABILITY)
Cumulative interest rate sensitivity
  gap.................................     $(468)         $(1,295)            $(973)              $1,474          $    --
                                           =====          =======             =====               ======          =======

                                                               REPRICING PERIOD AT DECEMBER 31, 1996
                                          --------------------------------------------------------------------------------
                                                         AFTER ONE         AFTER THREE         AFTER SEVEN
                                           WITHIN     YEAR BUT WITHIN    YEARS BUT WITHIN    YEARS BUT WITHIN      AFTER
                                          ONE YEAR      THREE YEARS        SEVEN YEARS          TEN YEARS        TEN YEARS
                                          --------    ---------------    ----------------    ----------------    ---------
                                                                           (IN MILLIONS)
ASSET/(LIABILITY)
Interest rate sensitivity gap.........    $(1,925)        $   261             $ 712               $2,020          $(1,068)
                                          -------         -------             -----               ------          -------
ASSET/(LIABILITY)
Cumulative interest rate sensitivity
  gap.................................    $(1,925)        $(1,664)            $(952)              $1,068          $    --
                                          =======         =======             =====               ======          =======

     In the second quarter of 1997, the Corporation began, with the use of hedges, to reduce the interest rate gap that was allowed to widen in 1996. The hedges had maturities between one and seven years.

     The following table presents information related to the expected maturities and weighted average interest rates to be received or paid on the interest rate swap portfolio and other instruments used in asset-liability management. Asset-liability management swaps are designated as hedges of an underlying asset or liability at the inception of the contract.

                                             DECEMBER 31, 1997
                           -----------------------------------------------------
                            DUE IN LESS      DUE IN ONE      DUE AFTER
                           THAN ONE YEAR   THRU FIVE YEARS   FIVE YEARS   TOTAL
                           -------------   ---------------   ----------   ------
                                           (DOLLARS IN MILLIONS)
Receive fixed swaps:
     Notional amount.....     $  756           $  916          $  942     $2,614
     Weighted average
       receive rate......       6.84%            7.79%           6.75%      7.14%
     Weighted average
       pay rate..........       5.52%            5.57%           5.89%      5.67%
Pay fixed swaps:
     Notional amount.....     $1,419           $3,694          $1,122     $6,235
     Weighted average
       receive rate......       5.74%            5.93%           5.91%      5.89%
     Weighted average
       pay rate..........       6.43%            6.89%           7.33%      6.87%
Forward contracts:
     Notional amount.....     $1,210           $1,282          $   --     $2,492
Interest rate caps
  purchased:
     Notional amount.....     $  575           $3,448          $1,650     $5,673
Other interest rate
  swaps:
     Notional amount.....     $  445           $1,356          $1,689     $3,490
Cross-currency swaps:
     Notional amount.....     $1,100           $  120          $   14     $1,234

                                             DECEMBER 31, 1996
                           -----------------------------------------------------
                            DUE IN LESS      DUE IN ONE      DUE AFTER
                           THAN ONE YEAR   THRU FIVE YEARS   FIVE YEARS   TOTAL
                           -------------   ---------------   ----------   ------
                                           (DOLLARS IN MILLIONS)
Receive fixed swaps:
     Notional amount.....     $   --           $  640          $  950     $1,590
     Weighted average
       receive rate......         --             8.43%           6.99%      7.57%
     Weighted average
       pay rate..........         --             5.83%           5.56%      5.67%
Pay fixed swaps:
     Notional amount.....     $   30           $3,200          $  220     $3,450
     Weighted average
       receive rate......       5.84%            5.64%           7.60%      5.76%
     Weighted average
       pay rate..........       9.22%            7.01%           9.39%      7.18%
Forward contracts:
     Notional amount.....     $   --           $  450          $   --     $  450
Interest rate caps
  purchased:
     Notional amount.....     $1,687           $2,698          $  150     $4,535
Other interest rate
  swaps:
     Notional amount.....     $  223           $  882          $1,879     $2,984
Cross-currency swaps:
     Notional amount.....     $  461           $  109          $   --     $  570

LIABILITY MANAGEMENT

DEPOSITS

     The Corporation's primary liability products are interest-bearing deposits provided to customers in four basic areas -- international private banking, domestic private banking, institutional and retail banking. The international private banking group establishes relationships, on a worldwide basis, with high net worth individuals who value safety for their funds. The Corporation's domestic private banking group provides a focus on general banking and lending, trusts and estates, custody and investment management relationships for high net worth individuals. The Bank's institutional customers are pension funds, money market funds and corporate cash accounts. The Corporation has been successful in selling long-term deposits to institutional and corporate investors, thereby generating a source of long-term funds. The retail area's customers are from the New York City metropolitan area and Florida branch systems of the Bank and the California branches of RBC. This retail customer base increased significantly during 1996 with the addition of $4.2 billion of deposits from the thirty-eight branches acquired in the BBI and other acquisitions during the year. RBC is a separate banking subsidiary, servicing the California market with two banking offices in Los Angeles County, that focuses on domestic private banking and mortgage banking. Its customers invest in a diverse mix of retail time and savings deposits of both short-term and long-term maturities.

     The following table sets forth the Corporation's deposit structure at December 31, in each of the last three years.

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
DOMESTIC OFFICES:
Noninterest-bearing deposits:
     Individuals, partnerships and corporations.............  $ 2,390,591    $ 2,005,782    $ 1,494,015
     Foreign governments and official institutions..........        2,301          1,756          3,196
     U.S. Government and states and political
      subdivisions..........................................       35,036         42,912         16,629
     Banks..................................................      145,962        117,857        123,133
     Certified and official checks..........................      125,929        127,960        103,062
                                                              -----------    -----------    -----------
          Total noninterest-bearing deposits................    2,699,819      2,296,267      1,740,035
                                                              -----------    -----------    -----------
Interest-bearing deposits:
     Individuals, partnerships and corporations.............    5,828,033      6,093,852      3,989,593
     Savings and NOW accounts...............................    3,174,543      3,277,077      2,428,295
     Money market accounts..................................    2,888,781      2,812,222      2,001,830
     Banks and other........................................      323,403        376,403          1,734
     Deposit notes..........................................           --             --         50,000
                                                              -----------    -----------    -----------
          Total interest-bearing deposits...................   12,214,760     12,559,554      8,471,452
                                                              -----------    -----------    -----------
          Total deposits in domestic offices................   14,914,579     14,855,821     10,211,487
                                                              -----------    -----------    -----------
FOREIGN OFFICES:
Noninterest-bearing deposits................................      222,957        177,675        160,133
                                                              -----------    -----------    -----------
Interest-bearing deposits:
     Individuals, partnerships and corporations.............   10,293,904      8,010,355      7,404,510
     Banks located in foreign countries.....................    6,692,620      7,784,154      5,947,085
     Foreign governments and official institutions..........    1,265,474        897,574      1,196,418
                                                              -----------    -----------    -----------
          Total interest-bearing deposits...................   18,251,998     16,692,083     14,548,013
                                                              -----------    -----------    -----------
          Total deposits in foreign offices.................   18,474,955     16,869,758     14,708,146
                                                              -----------    -----------    -----------
               Total deposits...............................  $33,389,534    $31,725,579    $24,919,633
                                                              ===========    ===========    ===========

     The following table presents the maturity distribution at December 31, 1997 of certificates of deposit and other time deposits of $100,000 or more included in interest-bearing deposits in domestic offices in the previous table.

                                                              CERTIFICATES OF       OTHER TIME
                                                                  DEPOSITS           DEPOSITS            TOTAL
                                                              ----------------   ----------------   ----------------
                                                                AMOUNT      %      AMOUNT      %      AMOUNT      %
                                                              ----------   ---   ----------   ---   ----------   ---
                                                                              (DOLLARS IN THOUSANDS)
Due in 90 days and less.....................................  $  418,559    28   $1,420,974    82   $1,839,533    56
Due in 91-180 days..........................................      42,057     3      111,667     6      153,724     5
Due in 181-360 days.........................................      18,507     1      114,917     7      133,424     4
Due in over 360 days........................................   1,033,662    68       90,109     5    1,123,771    35
                                                              ----------   ---   ----------   ---   ----------   ---
          Total.............................................  $1,512,785   100   $1,737,667   100   $3,250,452   100
                                                              ==========   ===   ==========   ===   ==========   ===

FOREIGN DEPOSITS

     The Corporation's international private banking group, headquartered in New York City, generates a substantial portion of foreign deposits by establishing relationships with clients throughout the world.

     Deposits from foreign sources are placed by over 25,000 individuals and foreign banks from over 80 different countries in both domestic and foreign branch offices and in foreign banking subsidiaries. This customer base is a stable source of funding for the Corporation. Total average deposits in foreign offices rose $2.3 billion, to $17.1 billion in 1997, after increasing to $14.8 billion in 1996 from $12.9 billion in 1995.

     The following table presents information on the distribution, by type, of the Corporation's foreign deposits at December 31 in each of the last three years. The majority of the deposits in each category at the indicated dates were in amounts in excess of $100,000.

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
Foreign deposits:
     Time deposits of individuals, partnerships and
      corporations..........................................  $10,853,584    $ 8,534,615    $ 7,979,187
     Banks and other financial institutions.................    6,873,528      7,940,121      6,075,247
     Foreign governments and official institutions..........    1,269,209        899,742      1,197,995
     Other deposits.........................................      169,805        174,800        111,132
                                                              -----------    -----------    -----------
          Total foreign deposits............................  $19,166,126    $17,549,278    $15,363,561
                                                              ===========    ===========    ===========

TRADING ACCOUNT LIABILITIES

     Trading account liabilities were $5.3 billion at year end 1997, $4.4 billion at year end 1996 and $3.7 billion in 1995. In each of the last three years, unrealized losses represent a substantial portion of these liabilities while the unrealized gains are recorded in trading account assets. Unrealized gains and losses on forward, swap, option and other financial instruments, resulting primarily from the marking to estimated market value of trading instruments, are reported on a gross basis, except when right of set-off criteria are met.

     Trading account liabilities also include the market value of securities sold that the Corporation does not own but must deliver at a future date and payables for precious metals. The Corporation seeks to benefit from favorable movements in the market price of "short-sales" by purchasing the required security at a lower price in the future. For additional information on trading account liabilities see Note 4 of "Notes to Consolidated Financial Statements" elsewhere in this Report.

SHORT-TERM BORROWINGS

     The Corporation's short-term funding sources include federal funds purchased and securities sold under repurchase agreements, commercial paper issuances, local borrowings in overseas operations and interest-bearing precious metals balances. From time to time, the Bank also issues short-term securities in public offerings. Average short-term borrowings rose to $8.4 billion in 1997, up from $6.6 billion in 1996 and $4.6 billion in 1995. The increase in 1997 over 1996 reflected higher levels of other borrowings for precious metals, customer positions in the securities company and local borrowings in overseas locations, while 1996 increased over the prior year due to increased levels of securities sold under repurchase agreements. Short-term borrowings as a percentage of total interest bearing funds were 20% in 1997, 18% in 1996 and 15% in 1995.

     The Corporation's commercial paper is rated A-1+, F-1+, P-1 and D-1+ by Standard & Poor's Corporation, Fitch Investors Service, Moody's Investors Service and Duff & Phelps, respectively. Commercial paper proceeds are used principally to finance the current operations of RBCC and RNYSC. The Corporation has $170 million of lines of credit outstanding to provide liquidity for its commercial paper program under which it is authorized to issue up to $2.5 billion.

     The following table is a summary of short-term borrowings for each of the last three years. Other borrowings reflect rates paid for local borrowings in certain overseas locations.

                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under repurchase agreements:
     Average interest rate:
          At year end.......................................        5.31%         5.19%         5.47%
          For the year......................................        5.10%         5.31%         5.75%
     Average amount outstanding during the year.............  $2,296,958    $2,517,980    $1,474,225
     Maximum amount outstanding at any month end............   3,246,873     4,263,640     2,951,484
     Amount outstanding at year end.........................     853,612     1,090,300     1,231,744
Commercial paper:
     Average interest rate:
          At year end.......................................        5.53%         5.40%         5.58%
          For the year......................................        5.52%         5.41%         5.91%
     Average amount outstanding during the year.............  $  811,071    $  887,055    $  640,368
     Maximum amount outstanding at any month end............   1,252,949     1,091,613       820,258
     Amount outstanding at year end.........................     418,911       862,347       667,563
Precious metals borrowings:
     Average interest rate:
          At year end.......................................        1.87%         1.78%         2.07%
          For the year......................................        2.53%         2.51%         1.98%
     Average amount outstanding during the year.............  $1,743,540    $1,375,789    $1,075,567
     Maximum amount outstanding at any month end............   2,090,567     1,683,926     1,411,751
     Amount outstanding at year end.........................   2,028,268     1,645,904     1,322,083
Other borrowings:
     Average interest rate:
          At year end.......................................        7.61%         7.26%         8.51%
          For the year......................................        6.57%         5.88%         5.10%
     Average amount outstanding during the year.............  $3,502,566    $1,782,927    $1,419,243
     Maximum amount outstanding at any month end............   3,411,034     1,848,290     1,946,411
     Amount outstanding at year end.........................   2,313,043     1,848,290       669,378

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

                                ASSETS                     LIABILITIES
                       -------------------------    -------------------------
                       DOMESTIC    INTERNATIONAL    DOMESTIC    INTERNATIONAL
                       --------    -------------    --------    -------------
1997.................    77.3%         22.7%          59.6%         40.4%
1996.................    71.9%         28.1%          60.8%         39.2%
1995.................    69.6%         30.4%          61.1%         38.9%

     The following table sets forth the Corporation's principal assets, which are primarily interest-earning, by category at year end for each of the last three years. Additional details related to maturity distribution, interest rate sensitivity and creditworthiness are provided elsewhere in this section.

                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
Interest-bearing deposits with banks........................  $ 4,756,804    $ 5,909,195    $ 6,094,495
Total investment securities.................................   25,513,818     21,175,513     16,238,545
Trading account assets......................................    4,510,955      4,807,788      4,035,606
Federal funds sold and securities purchased under resale
  agreements................................................    2,169,291      2,109,109      1,749,268
Loans:
     Real estate............................................    4,357,209      4,106,231      3,148,147
     Government and official institutions...................       74,417         57,136         80,038
     Broker loans...........................................    1,123,209      1,091,567      1,114,466
     Banks and other financial institutions.................      954,522        864,717        419,444
     Commercial and other...................................    5,866,947      5,627,591      5,116,853
                                                              -----------    -----------    -----------
     Total loans............................................   12,376,304     11,747,242      9,878,948
          Less unearned income..............................      (16,563)       (25,306)       (34,988)
                                                              -----------    -----------    -----------
     Loans, net of unearned income..........................   12,359,741     11,721,936      9,843,960
                                                              -----------    -----------    -----------
                                                              $49,310,609    $45,723,541    $37,961,874
                                                              ===========    ===========    ===========

INTEREST-BEARING DEPOSITS WITH BANKS

     Interest-bearing deposits with banks are placed with major international and domestic banking organizations on a short-term basis, thereby insuring liquidity while reducing credit risk. Investments in interest-bearing deposits with banks have represented a smaller proportion of average interest-earning assets in each of the last three years amounting to approximately 10% of average interest-earning assets in 1997, 14% in 1996 and 23% in 1995, as the Corporation's funds were invested in assets yielding more favorable returns.

     The following table provides information on the maturity distribution of the Corporation's interest-bearing deposits with banks at December 31, 1997.

                                            MATURITY
                                          DISTRIBUTION       %
                                          ------------      ---
                                          (DOLLARS IN MILLIONS)
Due within one month..................      $3,016.3         63
Due after one but within six months...       1,391.9         29
Due after six but within twelve
  months..............................         219.0          5
Due after one year....................         129.6          3
                                            --------        ---
                                            $4,756.8        100
                                            ========        ===

INVESTMENT PORTFOLIO

     The Corporation's total investment securities portfolio increased $4.3 billion, or 20%, during 1997 to $25.5 billion at year end from $21.2 billion in 1996, which was a $4.9 billion increase over 1995. These increases were primarily in U.S. Government agency securities and other asset-backed investment securities.

     The following table presents the composition of the carrying value of the Corporation's total investment securities portfolio at December 31, in each of the last three years.

                                                                   1997           1996           1995
                                                                -----------    -----------    -----------
                                                                             (IN THOUSANDS)
U.S. Government obligations.................................    $   281,392    $   179,533    $    85,345
Obligations of U.S. Government agencies.....................     15,305,555     12,201,021      9,410,057
Obligations of U.S. states and political subdivisions.......        711,186        702,200        703,449
Other investment securities.................................      9,215,685      8,092,759      6,039,694
                                                                -----------    -----------    -----------
                                                                $25,513,818    $21,175,513    $16,238,545
                                                                ===========    ===========    ===========

     Except for investment securities of the Brazilian government and its agencies, with book and market values amounting to $712 million, the Corporation has no investments in any single issuer other than the U.S. Government and its agencies that represented more than 10% of total stockholders' equity at year end 1997.

     The following tables present, by maturity distribution, the book value and estimated market value of the Corporation's portfolio of securities held to maturity and the amortized cost and the book (estimated market) value of securities available for sale, respectively at December 31, 1997. The Corporation has designated certain derivative instruments, primarily in the form of interest rate swaps, as hedges against the interest rate risks of the available for sale and held to maturity portfolios. Such derivatives are shown separately in the following tables. The swaps used to hedge the available for sale portfolio are carried on the statement of condition at their estimated market values. The weighted average yields on these instruments are presented based on their scheduled maturities. Based on year end market conditions, mortgage-backed securities included in U.S. Government agencies held to maturity and available for sale had estimated average lives of approximately 6.7 years and 7.3 years, respectively. Such securities are subject to the risk that average lives will change as interest rates rise or fall. It is not anticipated that such changes would have a significant impact upon the Corporation's gap and net interest income. Yields on obligations of states and political subdivisions and investments in certain preferred stock issues are adjusted to a fully-taxable equivalent basis using a tax rate of 43%.

                                                                         SECURITIES HELD TO MATURITY
                                                                              DECEMBER 31, 1997
                                                               -----------------------------------------------
                                                                                   ESTIMATED          WEIGHTED
                                                                  BOOK               MARKET           AVERAGE
                                                                 VALUE               VALUE             YIELD
                                                               ----------          ----------         --------
                                                                           (DOLLARS IN THOUSANDS)
Obligations of U.S. Government agencies:
     Mortgage-backed securities.............................   $8,534,832          $8,703,870           7.40%
     Interest rate swaps....................................           --             (70,835)
                                                               ----------          ----------
                                                                8,534,832           8,633,035
                                                               ----------          ----------
Obligations of U.S. states and political subdivisions:
     Due after 1 year but within 5 years....................       38,607              41,862          10.30%
     Due after 5 years but within 10 years..................       72,545              82,583          10.33
     Due after 10 years.....................................      591,167             634,809           7.37
                                                               ----------          ----------
                                                                  702,319             759,254
                                                               ----------          ----------
Total held to maturity......................................   $9,237,151          $9,392,289
                                                               ==========          ==========

                                                                        SECURITIES AVAILABLE FOR SALE
                                                                              DECEMBER 31, 1997
                                                              -------------------------------------------------
                                                                                                       WEIGHTED
                                                               AMORTIZED         BOOK/ESTIMATED        AVERAGE
                                                                 COST             MARKET VALUE          YIELD
                                                              -----------        --------------        --------
                                                                           (DOLLARS IN THOUSANDS)
U.S. Government obligations:
     Due within 1 year......................................  $    57,680         $    57,851            6.28%
     Due after 1 year but within 5 years....................      137,803             137,436            3.72
     Due after 10 years.....................................       80,315              86,105            6.53
                                                              -----------         -----------
                                                                  275,798             281,392
                                                              -----------         -----------
Obligations of U.S. Government agencies:
     Due within 1 year......................................      107,390             107,618            6.96%
     Due after 1 year but within 5 years....................      116,623             126,689            6.13
     Due after 5 years but within 10 years..................      150,304             150,857            6.41
     Due after 10 years.....................................    1,122,428           1,132,947            6.53
     Mortgage-backed securities.............................    5,235,843           5,299,124            7.01
     Interest rate swaps....................................           --             (46,512)
                                                              -----------         -----------
                                                                6,732,588           6,770,723
                                                              -----------         -----------
Obligations of U.S. states and political subdivisions:
     Due after 10 years.....................................        8,470               8,867           10.89%
                                                              -----------         -----------
                                                                    8,470               8,867
                                                              -----------         -----------
Other investment securities:
     Due within 1 year......................................    1,371,867           1,363,144            9.66%
     Due after 1 year but within 5 years....................    1,909,577           1,931,699            6.54
     Due after 5 years but within 10 years..................    1,693,854           1,717,431            7.15
     Due after 10 years.....................................    4,233,335           4,308,058            6.97
     Interest rate swaps....................................           --            (104,647)
                                                              -----------         -----------
                                                                9,208,633           9,215,685
                                                              -----------         -----------
Total available for sale....................................  $16,225,489         $16,276,667
                                                              ===========         ===========

     The following table presents, by type, the amortized cost and the book(estimated market) value of the Corporation's other investment securities, all of which are classified as available for sale.

                                                                SECURITIES AVAILABLE FOR SALE
                                                                      DECEMBER 31, 1997
                                                                ------------------------------
                                                                AMORTIZED       BOOK/ESTIMATED
                                                                   COST          MARKET VALUE
                                                                ----------      --------------
                                                                        (IN THOUSANDS)
Bonds, debentures and other securities of:
     Foreign banks..........................................    $1,021,406        $1,043,298
     Foreign governments and government agencies............     2,301,709         2,353,020
     Foreign companies......................................       734,646           737,929
     Domestic companies.....................................       526,967           536,256
     U.S. financial organizations...........................       983,883         1,006,949
     Federal Reserve Bank stock.............................        62,588            62,588
     Other, asset-backed securities.........................     3,577,434         3,580,292
     Interest rate swaps....................................            --          (104,647)
                                                                ----------        ----------
Total other investment securities...........................    $9,208,633        $9,215,685
                                                                ==========        ==========

TRADING ACCOUNT ASSETS

     Trading account assets consist of securities of the U.S. Government, foreign governments, restructuring countries and corporations. Such securities are carried at their estimated market value with the resultant gains and losses recorded as trading account profits and commissions. Trading account assets also include unrealized gains related to interest rate swaps, options and other derivative financial instruments, and related premiums paid, that are utilized in trading activities and an allowance for possible trading losses. In addition, trading account assets include loans to borrowers in restructuring countries. Such loans are carried at their estimated market value, with the resultant gains or losses included in trading account profits and commissions. For additional information related to the potential risks associated with trading activities, and the Corporations management of those risks, see "Risk Management and Control-Credit Risk" below in this section of this Report.

LOAN PORTFOLIO

     The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.

                                                1997           1996           1995          1994          1993
                                             -----------    -----------    ----------    ----------    ----------
                                                                        (IN THOUSANDS)
Domestic:
     Real estate-residential mortgage......  $ 2,228,844    $ 1,832,850    $1,171,158    $1,245,500    $1,310,718
     Real estate-commercial................    1,962,702      2,116,627     1,791,693     1,813,878     1,854,377
     Banks and other financial
       institutions........................       54,753         45,112        28,291        83,010         7,384
     Broker loans..........................    1,116,880      1,051,472     1,086,530       559,019       678,490
     Commercial and industrial.............    1,999,427      1,855,251     2,004,783     2,242,124     2,152,691
     Individuals...........................      266,703        200,607       389,520       106,195        90,218
     All other.............................      571,375        400,705       187,360        11,810        16,915
                                             -----------    -----------    ----------    ----------    ----------
                                               8,200,684      7,502,624     6,659,335     6,061,536     6,110,793
                                             -----------    -----------    ----------    ----------    ----------
Foreign:
     Broker loans..........................        6,329         40,095        27,936        23,762       732,812
     Government and government agencies....       74,417         57,136        80,038        89,625       429,232
     Banks and other financial
       institutions........................      899,769        819,605       391,153       297,801        68,416
     Commercial and all other..............    3,195,105      3,327,782     2,720,486     2,487,875     2,262,130
                                             -----------    -----------    ----------    ----------    ----------
                                               4,175,620      4,244,618     3,219,613     2,899,063     3,492,590
                                             -----------    -----------    ----------    ----------    ----------
Total loans................................   12,376,304     11,747,242     9,878,948     8,960,599     9,603,383
     Less unearned income..................      (16,563)       (25,306)      (34,988)      (47,109)      (94,825)
                                             -----------    -----------    ----------    ----------    ----------
Loans, net of unearned income..............  $12,359,741    $11,721,936    $9,843,960    $8,913,490    $9,508,558
                                             ===========    ===========    ==========    ==========    ==========

     Average loans in domestic offices increased to $9.0 billion in 1997 from $8.3 billion in 1996, primarily due to growth in commercial and securities lending. This portfolio has represented approximately 20% of average interest-earning assets in each of the last three years. At year end 1997, the domestic loan portfolio consisted of $2.2 billion of one-four family residential mortgages and $2.0 billion of commercial real estate loans. Average loans in foreign offices rose to $4.6 billion in 1997 an increase of $0.9 billion, which follows an increase of $0.8 billion in 1996 to $3.7 billion from $2.9 billion in 1995. In

1996, average loans increased $1.7 billion from 1995 due to the loan portfolio acquired in the BBI transaction. See "Risk Management and Control -- Credit Risk" below in this section of this Report.

     The following tables present loan portfolio information, excluding consumer loans and residential mortgage loans totaling $2.4 billion, related to maturity distribution and interest rate sensitivity, based on scheduled repayments at December 31, 1997.

                                                                          DUE AFTER ONE
                                                           DUE IN ONE     YEAR THROUGH     DUE AFTER
                                                          YEAR OR LESS     FIVE YEARS      FIVE YEARS      TOTAL
                                                          ------------    -------------    ----------    ----------
                                                                               (IN THOUSANDS)
Domestic:
     Commercial and other...............................   $2,136,562      $  471,399      $  104,021    $2,711,982
     Real estate-commercial.............................      177,202         645,516       1,139,984     1,962,702
     Banks and other financial institutions.............       46,292           8,461              --        54,753
     Broker loans.......................................    1,104,727          12,153              --     1,116,880
                                                           ----------      ----------      ----------    ----------
          Total domestic loans..........................    3,464,783       1,137,529       1,244,005     5,846,317
                                                           ----------      ----------      ----------    ----------
Foreign:
     Commercial and other...............................    2,721,943         293,986          12,413     3,028,342
     Real estate-commercial.............................       98,100           7,977             177       106,254
     Banks and other financial institutions.............      787,307         100,629          11,833       899,769
     Governments and government agencies................       31,715          24,809          17,893        74,417
     Broker loans.......................................        6,329              --              --         6,329
                                                           ----------      ----------      ----------    ----------
          Total foreign loans...........................    3,645,394         427,401          42,316     4,115,111
                                                           ----------      ----------      ----------    ----------
          Total loans...................................   $7,110,177      $1,564,930      $1,286,321    $9,961,428
                                                           ==========      ==========      ==========    ==========

     At December 31, 1997 and 1996, 71% of the loan portfolio presented above was due in one year or less. Of the total loan portfolio due in one year or less at year end 1997, 49% were domestic loans and 51% were foreign loans.

     The following table is an analysis, at December 31, 1997, of loans due after one year which have fixed interest rates and those with interest rates that vary directly in relation to the Corporation's reference rate, an international money market rate or some other similar variable base rate. Loans with variable rates amounting to approximately $893 million are due after one year.

                                                              FIXED RATE    VARIABLE RATE      TOTAL
                                                              ----------    -------------    ----------
                                                                           (IN THOUSANDS)
Loans due after one year:
     Domestic loans.........................................  $1,836,666      $544,868       $2,381,534
     Foreign loans..........................................     121,158       348,559          469,717
                                                              ----------      --------       ----------
                                                              $1,957,824      $893,427       $2,851,251
                                                              ==========      ========       ==========

AGGREGATE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The Corporation's policy is to maintain an aggregate allowance for possible credit losses that is adequate to absorb any inherent credit losses. Inherent losses are unconfirmed losses that probably exist, based upon known information regarding the credit quality and portfolio characteristics prevailing as of the date of the evaluation. If future events confirm these losses, these amounts will be charged off against the allowance for possible credit losses.

     In the second quarter of 1997, the Corporation changed its method of reporting the aggregate allowance for possible credit losses to be consistent with industry practice. The aggregate allowance for possible credit losses at December 31, 1997, amounted to $353.5 million and was apportioned and reported as follows: $17.0 million applicable to trading account assets which is a reduction of "trading account assets", $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.5 million (allowance for possible credit losses), which is available to absorb all other possible credit losses.

     In accordance with regulatory guidance, the Corporation performs a comprehensive and consistently applied analysis of the various factors that affect collectibility, which also includes its trading account assets and other off-balance sheet extensions of credit. The process is complex and includes several different analyses of credit exposures. Management analyzes its loan portfolio by three main components: individually significant loans, homogeneous groups or pools of loans and other segmentations of the portfolio into pools of loans with similar characteristics, such as risk classification, type of loan, industry group, collateral, size and maturity and country risk characteristics.

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

     Factored trade accounts receivable that are past due 90 days or more remain on a non-accrual basis except when past due interest will be charged to and collected from the factoring client.

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

     The individually significant loans represent larger, more problematic loans which are individually assessed as to collectibility. For homogeneous portfolios, principally the consumer retail portfolio, the Corporation utilizes the prior year's loss experience to estimate an amount necessary to provide for the upcoming twelve months of expected losses. For the other segments of the portfolio, historical loss rates are calculated for loans with similar characteristics. These loss rates are updated quarterly and are based upon the loss experience incurred for more than the last five years.

     While historical loss rates provide a starting point for the Corporation's analysis, historical losses are not by themselves a sufficient basis to determine the appropriate level of the allowance for possible credit losses. The actual rate selected for the analysis may differ from the calculated loss rate as the historical rate may be adjusted upward or downward to reflect current and anticipated business and economic conditions and other factors which are likely to cause the current portfolio to differ from historical experience. The Corporation's allowance also reflects a margin for the imprecision in the estimates of expected credit losses. The resultant allowance for possible credit losses is viewed by management as a single, unallocated allowance available for all credit losses and any segmentation thereof is done only for compliance with reporting requirements.

     The following table presents data related to the aggregate allowance for possible credit losses and net charge-offs for each of the years in the five-year period ended December 31, 1997.

                                                         1997        1996        1995        1994        1993
                                                       --------    --------    --------    --------    --------
                                                                            (IN THOUSANDS)
Balance at beginning of year.........................  $350,358    $300,593    $319,220    $311,855    $241,020
Charge-offs:
     Domestic:
          Commercial and industrial..................    14,389      26,911      35,315      14,287      11,947
          Installment loans to individuals...........     3,994       3,894       2,825       1,730       1,757
          Secured by real estate.....................     2,892       8,068       9,995      11,183      32,466
     Foreign(1)......................................     8,667       4,165       3,356      17,355      22,460
                                                       --------    --------    --------    --------    --------
          Total charge-offs..........................    29,942      43,038      51,491      44,555      68,630
                                                       --------    --------    --------    --------    --------
Recoveries:
     Domestic:
          Commercial and industrial..................     4,564       6,445       5,165       6,201      15,281
          Installment loans to individuals...........       933       1,311         599         724         661
          Secured by real estate.....................     3,134       2,401       5,217       6,663       2,731
     Foreign(2)......................................    10,020       7,886       9,234      19,538      36,693
                                                       --------    --------    --------    --------    --------
          Total recoveries...........................    18,651      18,043      20,215      33,126      55,366
                                                       --------    --------    --------    --------    --------
     Net charge-offs.................................   (11,291)    (24,995)    (31,276)    (11,429)    (13,264)
     Provision charged to operating expense..........    16,000      32,000      12,000      19,000      85,000
     Allowance of acquired companies.................        --      42,579          --          --         297
     Translation adjustment..........................    (1,586)        181         649        (206)     (1,198)
                                                       --------    --------    --------    --------    --------
Balance at end of year...............................  $353,481    $350,358    $300,593    $319,220    $311,855
                                                       ========    ========    ========    ========    ========

------------
(1) Includes losses of $9.7 million in 1993, on the sale, swap and charge-off of restructuring countries' debt.
(2) Primarily restructuring countries' debt in 1993.

     The aggregate provision for credit losses was $16 million in 1997, all of which was applied to the allowance for possible credit losses, a decline of $16 million from 1996, as the level of non-performing loans and net charge-offs each declined in 1997 when compared to 1996.

     The provision for credit losses increased to $32 million in 1996 from $12 million in 1995. The increase in the provision in 1996 resulted from management's decision to increase the provision for credit losses in the third quarter of 1996 by $20.0 million to be prudent in the context of increased domestic and international exposures.

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

     The following table presents loan data and ratios related to net charge-offs for each of the years in the five-year period ended December 31, 1997.

                                                               1997       1996       1995      1994      1993
                                                              -------    -------    ------    ------    ------
                                                                           (DOLLARS IN MILLIONS)
Loans:
     Loans outstanding, net of unearned income, at end of
       year.................................................  $12,360    $11,722    $9,844    $8,913    $9,509
     Average loans outstanding, net of unearned income,
       during the year......................................  $13,541    $11,980    $9,528    $9,894    $8,891
Ratios:
     Allowance for possible credit losses to loans
       outstanding, net of unearned income, at end of
       year.................................................     2.64%      2.99%     3.05%     3.58%     3.28%
     Net charge-offs to average loans outstanding, net of
       unearned income during the year......................      .08%       .21%      .33%      .12%      .15%
     Net charge-off coverage(1).............................    57.77x     24.91x    13.11x    44.74x    40.44x

------------
(1) Calculated by dividing net charge-offs into income before income taxes plus the provision for credit losses.

     The following table presents information related to the Corporation's non-accrual loans and other non-performing assets at December 31, in each of the last five years.

                                                           1997        1996       1995       1994        1993
                                                         --------    --------    -------    -------    --------
                                                                             (IN THOUSANDS)
Non-accrual loans:
     Domestic..........................................  $ 84,094    $ 94,137    $49,311    $43,392    $ 48,084
     Foreign(1)........................................     9,727      10,956     18,561     14,734      46,809
                                                         --------    --------    -------    -------    --------
          Total non-accrual loans......................    93,821     105,093     67,872     58,126      94,893
                                                         --------    --------    -------    -------    --------
Other assets and real estate owned.....................    18,847      36,278     31,329     23,479      23,338
                                                         --------    --------    -------    -------    --------
     Total non-accrual loans and other
       non-performing assets(2)........................  $112,668    $141,371    $99,201    $81,605    $118,231
                                                         ========    ========    =======    =======    ========

------------
(1) Includes $33.9 million of restructuring countries in 1993.

(2) Includes non-performing assets at December 31, 1997 and 1996, with a carrying value of $35.2 million and $52.4 million, respectively, acquired in the BBI transaction that are covered by a loss sharing agreement with the FDIC which expires on June 30, 1998. The covered amounts of such non-performing assets at December 31, 1997 and 1996 were $35.4 million $55.6 million, respectively.

     The above table excludes restructured performing loans which amounted to $0.7 million, $35.0 million, $14.4 million, $28.3 million and $63.0 million in 1997, 1996, 1995, 1994 and 1993, respectively. Also excluded from the above table are loans past due 90 days and still on accrual status, primarily residential mortgage loans, which amounted to $11.5 million, $20.1 million, $6.3 million, $9.6 million and $5.6 million at year ends 1997, 1996, 1995, 1994 and 1993, respectively. The increase in past due and accruing residential mortgage loans in 1996 from prior years were due to those acquired from BBI.

     At December 31, in each of the years 1997 through 1993, the Corporation's allowance for possible credit losses represented approximately 345%, 250%, 365%, 369% and 198%, respectively, of total non-accrual and restructured loans. The decline in the coverage from 1995 to 1996 is primarily associated with non-performing loans acquired from BBI in 1996. Substantially all of the increase in non-performing loans acquired from BBI is covered by an FDIC loss sharing agreement. The coverage of the allowance for possible credit losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for possible credit losses that management utilizes.

     Non-accrual domestic loans declined $10.0 million to $84.1 million at year end 1997 after increasing to $94.1 million in 1996 from $49.3 million in 1995. The 1996 increase was primarily attributable to the non-accrual loans acquired in the BBI transaction substantially all of which are covered by an FDIC loss sharing agreement. The change in non-accrual loans between 1995 and the prior year was primarily the result of increased non-accrual loans in the chain store sector and reductions in the commercial real estate portfolio that were charged off or transferred to the other real estate owned classification.

     In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for possible credit losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1997. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

                                                                   DECEMBER 31, 1997
                                    --------------------------------------------------------------------------------
                                                            ALLOCATION OF THE ALLOWANCE FOR
                                                           POSSIBLE CREDIT LOSSES BY CATEGORY
                                    --------------------------------------------------------------------------------
                                            DOMESTIC                    FOREIGN                      TOTAL
                                    ------------------------    ------------------------    ------------------------
                                    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED
                                    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE
                                    -----------    ---------    -----------    ---------    -----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans.................       34        $ 55,000           1        $  5,000          35        $ 60,000
Commercial and industrial loans...       16         115,000          20          15,000          36         130,000
Other loans.......................       16          30,000          13          80,000          29         110,000
Unallocated.......................       --          10,240          --          16,241          --          26,481
                                        ---        --------         ---        --------         ---        --------
          Total...................       66        $210,240          34        $116,241         100        $326,481
                                        ===        ========         ===        ========         ===        ========

                                                                   DECEMBER 31, 1996
                                    --------------------------------------------------------------------------------
                                                            ALLOCATION OF THE ALLOWANCE FOR
                                                           POSSIBLE CREDIT LOSSES BY CATEGORY
                                    --------------------------------------------------------------------------------
                                            DOMESTIC                    FOREIGN                      TOTAL
                                    ------------------------    ------------------------    ------------------------
                                    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED
                                    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE
                                    -----------    ---------    -----------    ---------    -----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans.................       34        $ 80,000           1        $ 15,000          35        $ 95,000
Commercial and industrial loans...       16          95,000          21          15,000          37         110,000
Other loans.......................       14          10,000          14          75,000          28          85,000
Unallocated.......................       --          27,594          --          32,764          --          60,358
                                        ---        --------         ---        --------         ---        --------
          Total...................       64        $212,594          36        $137,764         100        $350,358
                                        ===        ========         ===        ========         ===        ========

                                                                   DECEMBER 31, 1995
                                    --------------------------------------------------------------------------------
                                                            ALLOCATION OF THE ALLOWANCE FOR
                                                           POSSIBLE CREDIT LOSSES BY CATEGORY
                                    --------------------------------------------------------------------------------
                                            DOMESTIC                    FOREIGN                      TOTAL
                                    ------------------------    ------------------------    ------------------------
                                    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED
                                    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE
                                    -----------    ---------    -----------    ---------    -----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans.................       30        $ 70,000           2        $ 10,000          32        $ 80,000
Commercial and industrial loans...       20          70,000          22          30,000          42         100,000
Other loans.......................       17           5,000           9          50,000          26          55,000
Unallocated.......................       --          21,733          --          43,860          --          65,593
                                        ---        --------         ---        --------         ---        --------
          Total...................       67        $166,733          33        $133,860         100        $300,593
                                        ===        ========         ===        ========         ===        ========

                                                                   DECEMBER 31, 1994
                                    --------------------------------------------------------------------------------
                                                            ALLOCATION OF THE ALLOWANCE FOR
                                                           POSSIBLE CREDIT LOSSES BY CATEGORY
                                    --------------------------------------------------------------------------------
                                            DOMESTIC                    FOREIGN                      TOTAL
                                    ------------------------    ------------------------    ------------------------
                                    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED
                                    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE
                                    -----------    ---------    -----------    ---------    -----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans.................       34        $ 80,000           2        $ 10,000          36        $ 90,000
Commercial and industrial loans...       25          75,000          20          30,000          45         105,000
Other loans.......................        8           5,000          11          60,000          19          65,000
Unallocated.......................       --          31,887          --          27,333          --          59,220
                                        ---        --------         ---        --------         ---        --------
          Total...................       67        $191,887          33        $127,333         100        $319,220
                                        ===        ========         ===        ========         ===        ========

                                                                   DECEMBER 31, 1993
                                    --------------------------------------------------------------------------------
                                                            ALLOCATION OF THE ALLOWANCE FOR
                                                           POSSIBLE CREDIT LOSSES BY CATEGORY
                                    --------------------------------------------------------------------------------
                                            DOMESTIC                    FOREIGN                      TOTAL
                                    ------------------------    ------------------------    ------------------------
                                    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED    % OF LOANS     ALLOCATED
                                    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE    OUTSTANDING    ALLOWANCE
                                    -----------    ---------    -----------    ---------    -----------    ---------
                                                                 (DOLLARS IN THOUSANDS)
Real estate loans.................       33        $ 80,000           2        $ 10,000          35        $ 90,000
Commercial and industrial loans...       22          75,000          18          30,000          40         105,000
Other loans.......................        8           5,000          17          50,000          25          55,000
Unallocated.......................       --          29,499          --          32,356          --          61,855
                                        ---        --------         ---        --------         ---        --------
          Total...................       63        $189,499          37        $122,356         100        $311,855
                                        ===        ========         ===        ========         ===        ========

CROSS-BORDER OUTSTANDINGS

     The following tables present information related to the Corporation's cross-border net outstandings. For 1997, net outstandings include those denominated in dollars and other non-local currencies as well as local outstandings which exceed local liabilities. In 1996 and 1995, net outstandings included those denominated in dollars and other non-local currencies as well as local currency outstandings in excess of local currency liabilities. Outstandings are classified by type of borrower, based on ultimate risk, and are defined as loans, acceptances, interest-bearing deposits with banks, investment securities and accrued interest receivable, after deducting cash collateral. In 1997, cross-border net outstandings also include assets held for trading and revaluation gains on foreign exchange and derivative products. Countries where such outstandings exceeded 1.0% of consolidated total assets of $55.6 billion, $52.3 billion and $43.9 billion at December 31, 1997, 1996 and 1995, respectively, were as follows:

                                        BANKS AND OTHER     GOVERNMENT      COMMERCIAL
                                           FINANCIAL       AND OFFICIAL         AND
                                         INSTITUTIONS      INSTITUTIONS    INDUSTRIAL(1)     1997      1996      1995
                                        ---------------    ------------    -------------    ------    ------    ------
                                                                        (IN MILLIONS)
Germany...............................      $  908            $    9          $  305        $1,222    $  831    $  809
France................................         506               382             187         1,075     1,060     1,192
Luxembourg(2).........................         114                 4             876           994     1,219     1,168
United Kingdom........................         633                21             192           846     1,080     1,044
Brazil................................          51               608             165           824       799       681
Canada................................         284                49             372           705       970     1,181
Japan.................................         593                --              86           679     2,016     1,421
Switzerland...........................         485                41              85           611        --        --
                                            ------            ------          ------        ------    ------    ------
                                            $3,574            $1,114          $2,268        $6,956    $7,975    $7,496
                                            ======            ======          ======        ======    ======    ======

------------
(1) Includes excess of local country outstandings over local liabilities.

(2) Included in commercial and industrial in 1997 is $864 million which represents the Corporation's investment in Safra Republic.

     At December 31, 1996 and 1995 other countries with cross-border net outstandings that exceeded 1.0% of consolidated total assets in each of the last three years were Australia with $565 million in 1996 and $589 million in 1995 and the Netherlands with $689 million in 1996.

     At December 31, in each of the last three years, countries with cross-border net outstandings representing between 0.75% and 1.0% of consolidated total assets were: Australia with $523 million, Italy with $513 million, Russia with $429 million and Singapore with $488 million in 1997; Singapore with $465 million in 1996; the Netherlands with $426 million, Switzerland with $417 million and Singapore with $415 million in 1995.

BRAZIL

     During 1997, 1996 and 1995, the Corporation invested in the local Brazilian financial markets, principally short-term floating rate Brazilian Central Bank and Treasury debt issuances, as well as short-term certificates of deposits issued by prime Brazilian banks. When necessary, the Corporation utilized interest rate and foreign currency futures to hedge its local currency position against short-term changes. At December 31, 1997, total cross-border net outstandings in Brazil investments amounted to approximately $824 million, or 1.48% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1997, consisted of approximately $608 million to the public sector, $51 million to the private bank sector and $165 million to the private non-bank sector, respectively. At December 31, 1996, total cross-border net outstandings in Brazil consisted primarily of Brady bonds and short-term investments amounting to approximately $799 million, or 1.53% of total assets, all of which were on a performing basis. Cross-border net outstandings in Brazil at December 31, 1996 consisted of approximately $734 million to the public sector, $10 million to the private bank sector and $55 million to the private non-bank sector, respectively. At December 31, 1995, total cross-border net outstandings in Brazil investments amounted to approximately $681 million, or 1.55% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1995 consisted of approximately $603 million to the public sector, $45 million to the private bank sector and $33 million to the private non-bank sector, respectively.

     The following table presents an analysis of the changes in aggregate cross-border net outstandings discussed above.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Aggregate outstandings at beginning of year.................  $ 799    $ 681    $ 569
Purchases of Brazilian Government securities and bank
  placements................................................    936      679      367
Sales of Brazilian Government securities and repayments at
  maturity..................................................   (925)    (543)    (252)
Other changes:
     Interest income accrued................................     80       81       45
     Collections of accrued interest........................    (66)     (99)     (48)
                                                              -----    -----    -----
Aggregate outstandings at end of year.......................  $ 824    $ 799    $ 681
                                                              =====    =====    =====

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

     The Global Risk Assessment Committee of the Corporation's Board of Directors oversees the identification, measurement and limitation of the risks relating to all activities of, and products offered by, the Corporation. This committee's activities include review of risk management methodologies employed by management. The committee is supported by the global risk assessment group (the "GRA"), whose task is to develop and implement risk quantification and reporting mechanisms. This group also monitors market-related risk exposure on a daily basis, reporting to management.

CREDIT RISK

     Credit risk for lending, trading and investment activities and products represents the possibility of loss to the Corporation if a borrower or counterparty fails to honor their commitment to repay contractual obligations. Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and control or limit these risks through its loan and investment policies, including obtaining collateral, and credit review procedures. Senior management establishes and continually reviews lending and investment criteria and approval procedures that reflect the risk averse policy of the Corporation.

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

     Management's objective in establishing lending and investment standards is to minimize the risk of loss. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. In addition, the Corporation places particular emphasis on the matching of the maturity and interest rate sensitivity of assets and liabilities. By this policy, the Corporation seeks to minimize the effect of rate changes, largely externally influenced and difficult to control, on the portfolio and to limit its exposure primarily to credit risks over which it has more direct control. One technique which the Corporation utilizes to achieve these goals is to enter into interest rate contracts, including swaps, caps and collars and currency swaps, each of which is designed to protect against interest rate or currency fluctuations. See "Liability and Asset Management", for additional information on interest rate management.

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

     The Management Asset and Liability Committee provides a forum for reviewing the Corporation's liquidity profile and the market risk in its asset and liability positions. The Management Asset and Liability Committee regularly reviews the Corporation's market exposures and analyzes the effects of actual or projected changes in rates, prices or market liquidity on the value of these positions. Such committee also reviews the Corporation's liquidity profile by monitoring the differences in maturities between assets and liabilities and by analyzing the future level of funds required based on various assumptions, including its ability to liquidate investment and trading positions and its ability to access the markets for funds. For additional information on asset/liability management see Note 19 of "Notes to Consolidated Financial Statements" elsewhere in this Report.

  On- and off-balance-sheet market risk sensitivity

     One of the Corporation's most significant risks is to U.S. interest rate fluctuations in its investing, lending and borrowing activities. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differs from its interest-bearing liabilities. As part of the process in managing this risk, while at the same time seeking to maximize the level of net interest income generated, the Corporation may modify the asset/liability mix of its cash instruments or use derivatives to adjust the interest rate characteristics of specific on-balance-sheet assets and liabilities.

     Based on the Corporation's asset and liability positions, including associated off-balance-sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the yield curve at December 31, 1997 and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income. This simulation included estimating the values of all fixed rate financial instruments with maturities of more than six months and then re-pricing them with interest rates adjusted for the 10% upward yield curve shift. The optionality on instruments such as mortgage-backed securities and the mortgage loan portfolio was taken into account by the internal model. Interest bearing liabilities without a stated maturity, primarily savings deposits and demand deposits amounting to approximately $5.6 billion, were assumed to have no change in value under the simulation. Variable rate assets and liabilities were not considered to be price sensitive and their values were also assumed to have no change under the simulation.

     Based on the results of this simulation, the Corporation estimates that this change in interest rates would reduce the value of net financial assets by approximately $258 million and that net interest income would be reduced by approximately $17 million over the next twelve months.

     All of the assumptions above are based upon the Corporation's asset and liability mix as of December 31, 1997. The Corporation believes that the information presented above provides a quantification of its exposure to interest rate sensitivity as of the date presented under the scenario described. The Corporation continuously monitors its exposure to interest rate sensitivity, and actual changes in interest rates, economic conditions and the credit quality of its portfolio could lead to results that differ from those presented.

  Trading-market risk sensitivity

     The Corporation's Value at Risk ("VaR") analysis and reporting is based on the following two principles:

          1) VaR applies to all global trading positions across all risk asset classes: foreign exchange, interest rate, commodity, equity and optionality; and

          2) VaR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against the VaR parameters.

     VaR attempts to capture the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically one day) and given a certain confidence level (99%). Deriving a single, global number entails a mathematical modeling of all the securities in the trading portfolio and the correlations between them, consistent with industry practices, such as the assumption of normally distributed returns for linear (i.e., non-option-like) instruments. With respect to options, GRA currently relies on historical simulations, going back at least one year. Future plans call for a full-fledged Monte Carlo simulation approach, to obtain greater precision.

     A daily VaR profit and loss statement and rolling sixty day VaR report are broken down by business unit and globally aggregated and distributed daily to management. If the profit and loss statement on a given day is negative and in excess of VaR limits, an exception will have taken place. All exceptions are reported to management upon occurrence and to the OCC, quarterly.

     In addition to VaR, GRA monitors the specific risks associated with certain securities traded by the Corporation. One element of specific risk is event risk which is defined as an adverse market motion with a probability of less than one percent on any given day, i.e., of a nature to generate exceptions. For example, emerging market credit driven bond spreads, which as the recent upheavals in Asia and Latin America demonstrated, cannot be modeled by way of normal distributions. Specific risk models are continually back tested, to alert immediately GRA as to any shift in their accuracy.

     Finally, a three, four and five standard deviation stress test with a one day time horizon is performed biweekly on the global trading book maintained by the Corporation. Over five hundred stress variables are identified, spanning all relevant markets. Each variable is stressed up and down while leaving the others unchanged. A partial profit and loss resulting from the worst of the two runs is generated for each variable. The results are summed across all variables yielding the stressed exposure. The stressing process illustrates unusually large market movements occurring simultaneously, without the benefit of combining the parameters. The diversification of the Corporation's trading portfolios serves to reduce the impact, if any, of any such unusually large detrimental market movements.

     Based on VaR stress projections using a 99% confidence level, the Corporation estimates that at December 31, 1997, the potential loss on all of its trading positions consisted of $2.6 million from foreign exchange positions, $4.3 million from interest rate positions, $2.3 million from interest rate and equity derivatives and $4.4 million from precious metals and foreign exchange options. The aggregate loss on these positions after considering correlation was approximately $12 million.

OPERATIONAL RISK

     The Corporation, like all large financial institutions, is exposed to many types of operational risks, including the potential for loss caused by a breakdown in information, communication, transaction processing and settlement systems and procedures. The Corporation attempts to mitigate operational risk at appropriate levels in view of its financial position, the characteristics of the businesses and markets in which it operates, competitive circumstances and regulatory considerations. To date, losses from operational risks have not been material to the financial position of the Corporation.

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

CAPITAL TRANSACTIONS

     During 1997, the Corporation repurchased an aggregate of 1,109,847 shares of its Common Stock, of which 849,100 shares were repurchased pursuant to programs authorizing the purchase of up to 3,000,000 shares in the open market or in privately negotiated transactions and 260,747 shares were repurchased from employees upon the vesting of their ownership rights in accordance with the Corporation's restricted stock plans.

     On December 31, 1997, a shelf registration statement became effective pursuant to which the Corporation may issue, from time to time in public offerings, debt securities, junior subordinated debt securities and debt warrants, currency warrants, stock-index warrants and other warrants, preferred stock, depositary shares and preferred stock warrants, common stock and common stock warrants. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion.

     On September 24, 1997, the Corporation sold, in a public offering, 3 million shares of $2.8575 Cumulative Preferred Stock ($50 stated value) with an aggregate stated value of $150 million. The Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time or from time to time, on or after October 1, 2007 at $50 per share, plus, in each case, dividends accrued and unpaid to the redemption date. A portion of the net proceeds received were used to redeem all of the Corporation's outstanding Money Market Cumulative Preferred Stock issue with an aggregate liquidation value of $50 million as well as for general corporate purposes.

     On July 22, 1997, the Corporation sold, in a public offering, $250 million principal amount of 7.20% Subordinated Debentures due 2097. The Debentures are direct unsecured general obligations of the Corporation subordinated to all present and future senior indebtedness of the Corporation. The Debentures are subject to the Corporation's right to shorten the maturity of the Debentures and/or to redeem the Debentures upon the occurrence of certain events. The net proceeds received by the Corporation were used for general corporate purposes.

     In the first quarter of 1997, the Corporation redeemed all 4 million outstanding shares of $1.9375 Cumulative Preferred Stock ($25 stated value) with an aggregate stated value of $100 million.

     In the fourth quarter of 1996, the Corporation issued an aggregate of $350 million principal amount of preferred securities through two wholly-owned subsidiary trusts formed by the Corporation. An issue of $150 million 7-3/4% preferred securities was sold by Republic New York Capital I and an issue of $200 million 7.53% preferred securities was sold by Republic New York Capital
II. Each issue of preferred securities qualifies as Tier I capital under risk-based capital guidelines and were sold to qualified institutional investors with the proceeds being used to purchase junior subordinated debt securities of the Corporation. A portion of the proceeds from these issues were used to redeem outstanding Remarketed Preferred stock with a liquidation value of $19.2 million during 1996 and $55.8 million in the first quarter of 1997.

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

FINANCIAL RATIOS

     The following table presents financial ratios for each of the years in the five years ended December 31, 1997.

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                              1997     1996     1995     1994     1993
                                                              -----    -----    -----    -----    -----
Average stockholders' equity as a percentage of average
  assets....................................................   6.06%    6.41%    6.71%    6.38%    6.33%
Returns based on net income:
     Average total stockholders' equity.....................  13.46    13.44    10.36    12.87    12.73
     Average total assets...................................   0.82     0.86     0.70     0.82     0.81
Returns based on net income applicable to common stock --
  diluted:
     Average total common stockholders' equity..............  14.69    15.19    11.94    15.71    15.68
     Average total assets...................................   0.77     0.79     0.62     0.76     0.76

     The return on average stockholders' equity, based on net income, was 13.46% in 1997 compared to 13.44% in 1996, which increased from 10.36% in 1995, and the return on average common stockholders' equity, based on net income applicable to common stock -- diluted, was 14.69% in 1997 compared to 15.19% in 1996, which increased from 11.94% in 1995. Net income and net income applicable to common stock -- diluted rose 7.2% and 9.7%, respectively, in 1997 from 1996, after increasing 45.1% and 50.3%, respectively, in 1996 from 1995.

RISK-BASED CAPITAL AND LEVERAGE GUIDELINES

     The FRB has established guidelines that mandate risk-based capital requirements for bank holding companies. The guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit and derivative instruments) of 8.0%. At least half of the total capital ratio is to be composed of common equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, preferred securities less goodwill and intangible assets subject to certain minimums ("Tier 1" or "core capital"). The remainder may consist of limited amounts of subordinated debt, the balance of cumulative preferred stock and the aggregate allowance for credit losses ("Tier 2 capital").

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

     The Corporation's leverage ratio and its risk-based capital ratio include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the FRB specifically applied to the Corporation. These ratios do not include the effect on stockholders' equity related to the Corporation's portfolio of securities available for sale. In accordance with regulatory guidelines for periods before December 31, 1997, the Corporation excluded the assets and off-balance-sheet contracts of RNYSC from the Corporation's capital calculations. Those guidelines also required the Corporation to deduct one-half of its investment in this subsidiary from each of Tier 1 and Tier 2 capital. Regulations for the capital calculations at December 31, 1997 treat RNYSC like all other subsidiaries. The ratios in the table below for 1997 were calculated based on the new regulations.

     The following table presents the components of the Corporation's risk-based capital and related ratios at December 31, in each of the last three years.

                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                                          (IN THOUSANDS)
Tier 1:
     Common stockholders' equity............................  $2,920,318    $2,696,353    $2,507,570
     Preferred stock........................................     375,000       325,000       325,000
     Equity of Safra Republic...............................     861,605       784,691       738,643
     Mandatorily redeemable preferred securities of
      subsidiary trusts.....................................     350,000       350,000            --
     Other net-goodwill, minority interest and intangible
      assets................................................    (388,597)     (359,472)      (87,328)
     Less:
          50% of investment in securities affiliate.........          --       (39,953)      (41,774)
          50% of investment in unconsolidated
            subsidiaries....................................          --            --        (2,411)
                                                              ----------    ----------    ----------
               Total tier 1.................................   4,118,326     3,756,619     3,439,700
                                                              ----------    ----------    ----------
Tier 2:
     Qualifying preferred stock and perpetual capital
      notes.................................................     275,000       380,800       400,000
     Qualifying long-term debt..............................   2,059,163     1,898,286     1,741,943
     Allowance for possible credit losses...................     398,101       343,049       294,879
     Less:
          50% of investment in securities affiliate.........          --       (39,952)      (41,773)
          50% of investment in unconsolidated
            subsidiaries....................................          --            --        (2,411)
                                                              ----------    ----------    ----------
               Total tier 2.................................   2,732,264     2,582,183     2,392,638
                                                              ----------    ----------    ----------
               Total risk-based capital.....................  $6,850,590    $6,338,802    $5,832,338
                                                              ==========    ==========    ==========
Risk-based Capital Ratios:
     Tier 1 risk-based capital ratio........................       12.97%        13.80%        14.72%
     Total risk-based capital ratio.........................       21.58%        23.28%        24.96%
     Leverage ratio.........................................        5.60%         5.87%         6.24%

     All of the above ratios exceed the minimum requirements of the FRB, although each of the Corporation's capital ratios declined in 1997 and 1996, when compared to the respective prior year. These declines were due to increases in risk weighted assets of 16.6% in 1997 and 16.5% in 1996, while Tier 1 capital and total risk based capital rose 9.6% and 8.1% in 1997 and 9.2% and 8.7% in 1996, respectively.

     The following table presents risk-based capital ratios for the Corporation, excluding the assets and capital of Safra Republic, on a consolidated basis at December 31, in each of the last three years.

                                                               1997      1996      1995
                                                              ------    ------    ------
Risk-based Capital Ratios:
     Tier 1 risk-based capital ratio........................  12.64%    13.26%     13.87%
     Total risk-based capital ratio.........................  21.25%    22.74%     24.00%
     Leverage ratio.........................................   6.09%     6.23%      6.41%

NEW RISK-BASED CAPITAL STANDARDS -- MARKET RISK

     The risk-based capital ratios presented above reflect the current capital requirements for balance sheet assets and off-balance-sheet exposures. Effective January 1, 1998, the risk based capital guidelines were expanded to incorporate the impact of market risk into these requirements. The new rules amend the original Basle Capital Accord and affect financial institutions, such as the Corporation, that have significant trading activities. The new rules will require that risk-based capital ratios reflect the general market and specific risk of debt and equity trading activities, as well as, the market risk of all trading and nontrading foreign exchange and commodity positions. The Corporation's internal VaR model will be used, subject to regulatory approval, to satisfy the requirement to measure market risk exposure under the confidence levels and assumptions as set forth by the new requirements. Under the new requirements, the minimum leverage ratio for a bank holding company to be classified as "well capitalized" will be reduced from 4% to 3%. It is expected that with the adoption of these rules the Corporation's capital ratios will continue to exceed the minimum required to be classified as "well capitalized".

LIQUIDITY

     Of primary importance to depositors, creditors and regulators is the ability of the Corporation to have sufficient funds readily available to repay liabilities as they mature. In order to insure that funds are available at all times, the Corporation devotes substantial resources to projecting the amount of funds which will be required on a daily basis and maintains relationships with a diversity of sources so that funds are available on a global basis. Through its worldwide network, the Corporation obtains funds from a large and varied customer base that provides a stable source of "core" domestic demand and consumer deposits, and foreign office deposits. Other sources provide short-term borrowings, including through the sale of commercial paper and long-term liabilities in the form of notes and debentures and common and preferred stock. Liquidity requirements also can be met through the disposition of short-term assets that are generally matched to the maturity of liabilities. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, trading account assets and precious metals. Average total liquid assets were approximately 19% of average total assets in 1997, compared to 22% and 29% in 1996 and 1995, respectively. In 1997, the Corporation invested in assets with longer term maturities primarily through the purchase of investment securities. The Corporation's portfolio of securities available for sale of $16.3 billion at December 31, 1997, can be readily sold to meet any immediate cash flow obligations. In each of the last three years the Corporation used net cash flows from investing activities to increase asset growth. During 1997 and 1996, financing activities provided net cash flows of approximately $2.1 billion and $4.8 billion compared to net uses of approximately $100 million in 1995.

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This SFAS was adopted by the Corporation on January 1, 1997 and provisions relating to repurchase agreements, securities lending and securities borrowings, will be adopted on January 1, 1998, as required by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations.

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This statement establishes standards for reporting and displaying comprehensive income and its components when a full set of financial statements that report financial position, results of operations and cash flows are provided. Items such as foreign currency translation adjustments and unrealized gains and losses on available for sale securities are currently included as a component of stockholders' equity until realized. Such items will be included in determining comprehensive income. Under the SFAS, any items that qualify for comprehensive income disclosure may be presented separately in a dual step income statement, a separate statement of comprehensive income or in the statement of changes in stockholders' equity. This SFAS was adopted by the Corporation on January 1, 1998. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". This statement establishes standards for reporting information about segments of a business in annual financial statements and will require selected segment information in interim reports to shareholders. The statement requires, among other things, disclosure on a business segment basis, as defined by the Corporation, to include a description of products and services, major customers, interest income and expense, profit or loss as measured by the Corporation's management in assessing segment performance and geographic information on assets and revenue. This SFAS was effective, as it relates to the Corporation, on January 1, 1998 and need not be applied to interim periods during 1998. The adoption of this SFAS will have no material effect on the Corporation's results of operations or its financial position.

FORWARD-LOOKING INFORMATION

     Forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, which include, but are not limited to, the restructuring charge, cost savings, and profitability, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation: the Corporation's dependence on the timely development, introduction and customer acceptance of new products; possible weakness of international markets; the impact of competition on revenues and margins; the effect of currency fluctuations on reportable income; and other risks and uncertainties, including statements relating to the year 2000, as may be detailed from time to time in the Corporation's public announcements and filings with the SEC. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. The Corporation does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     The following audited consolidated financial statements and related documents are set forth in this Report on the following pages:

                                                              PAGE
                                                              ----
Consolidated Statements of Condition, December 31, 1997 and
  1996......................................................      37
Consolidated Statements of Income, Years ended December 31,
  1997, 1996 and 1995.......................................      38
Consolidated Statements of Changes in Stockholders' Equity,
  Years ended December 31, 1997, 1996 and 1995..............      39
Consolidated Statements of Cash Flows, Years ended December
  31, 1997, 1996 and 1995...................................      40
Bank Consolidated Statements of Condition, Years ended
  December 31, 1997 and 1996................................      41
Notes to Consolidated Financial Statements..................      42
Independent Auditors' Report on Financial Statements........      71
Report of Management........................................      72
Independent Accountants' Report on Management's Assertions
  Related to Internal Control Over Financial Reporting......      73

SUPPLEMENTARY DATA

     The following supplementary data are set forth in this Report on the following pages:

Five Year Consolidated Statements of Condition..............      74
Five Year Consolidated Statements of Income.................      75
Summary of Unaudited Quarterly Financial Information........      76

AFFILIATE FINANCIAL STATEMENTS

     The following audited financial statements of Safra Republic are set forth in this Report on the following pages:

Consolidated Statements of Condition, December 31, 1997 and
  1996......................................................      77
Consolidated Statements of Income, Years ended December 31,
  1997, 1996 and 1995.......................................      78
Consolidated Statements of Changes in Shareholders' Equity,
  Years ended 1997, 1996 and 1995...........................      79
Consolidated Statements of Cash Flows, Years ended December
  31, 1997, 1996 and 1995...................................      80
Notes to Consolidated Financial Statements..................      81
Independent Auditors' Report................................     101

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS:
Cash and due from banks.....................................  $   901,783    $   710,183
Interest-bearing deposits with banks (note 20)..............    4,756,804      5,909,195
Precious metals (note 4)....................................    1,241,956      1,231,319
Securities Held to maturity (approximate market value of
  $9,392,289 in 1997 and $8,144,518 in 1996)................    9,237,151      8,135,068
Securities available for sale (approximate market value)
  (note 20).................................................   16,276,667     13,040,445
                                                              -----------    -----------
          Total investment securities (note 3)..............   25,513,818     21,175,513
Trading account assets (note 4).............................    4,510,955      4,807,788
Federal funds sold and securities purchased under resale
  agreements................................................    2,169,291      2,109,109
Loans (net of unearned income of $16,563 in 1997 and $25,306 in 1996)
  (notes 5, 6 and 20).......................................   12,359,741     11,721,936
Allowance for possible credit losses (note 6)...............     (326,481)      (350,358)
Customers' liability on acceptances.........................      121,022        938,615
Accounts receivable and accrued interest....................    2,452,721      2,108,318
Investment in affiliate (note 7)............................      864,178        806,274
Premises and equipment (note 8).............................      469,103        469,231
Other assets (note 13)......................................      603,464        661,728
                                                              -----------    -----------
          Total assets......................................  $55,638,355    $52,298,851
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits:
     In domestic offices....................................  $ 2,699,819    $ 2,296,267
     In foreign offices.....................................      222,957        177,675
Interest-bearing deposits:
     In domestic offices....................................   12,214,760     12,559,554
     In foreign offices.....................................   18,251,998     16,692,083
                                                              -----------    -----------
          Total deposits (note 20)..........................   33,389,534     31,725,579
Trading account liabilities (notes 4 and 20)................    5,320,864      4,402,085
Short-term borrowings (notes 9 and 20)......................    5,613,834      5,446,841
Acceptances outstanding.....................................      121,371        939,598
Accounts payable and accrued expenses.......................    2,191,840      1,405,822
Due to factored clients.....................................      593,815        604,686
Other liabilities...........................................      154,682        218,910
Long-term debt (notes 10 and 20)............................    1,814,435      1,498,710
Subordinated long-term debt and perpetual capital notes
  (note 10).................................................    2,650,000      2,400,000
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debt securities (note 11)....................      350,000        350,000
Commitments and contingent liabilities (note 17)
Stockholders' equity (notes 12 and 15):
     Cumulative preferred stock; no par value 7,501,250
      shares outstanding in 1997 and 8,502,308 in 1996......      500,000        555,800
     Common stock, $5 par value 150,000,000 shares
      authorized; 54,354,292 shares outstanding in 1997 and
      55,009,549 in 1996....................................      271,771        275,048
     Surplus................................................      421,535        502,425
     Retained earnings......................................    2,227,012      1,918,880
     Net unrealized appreciation on securities available for
      sale, net of taxes....................................       17,662         54,467
                                                              -----------    -----------
          Total stockholders' equity........................    3,437,980      3,306,620
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $55,638,355    $52,298,851
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 1997         1996         1995
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans..................................  $1,069,583   $  919,230   $  749,719
Interest on deposits with banks.............................     298,416      376,030      526,185
Interest and dividends on investment securities:
     Taxable................................................   1,511,817    1,279,226      927,740
     Exempt from federal income taxes.......................      90,134       93,257       89,744
Interest on trading account assets..........................     115,594       67,279       55,736
Interest on federal funds sold and securities purchased
  under resale agreements...................................     124,347       98,061       97,547
                                                              ----------   ----------   ----------
          Total interest income.............................   3,209,891    2,833,083    2,446,671
                                                              ----------   ----------   ----------
INTEREST EXPENSE:
Interest on deposits........................................   1,451,023    1,282,205    1,138,075
Interest on short-term borrowings...........................     449,009      333,075      218,804
Interest on long-term debt..................................     281,994      255,618      270,893
                                                              ----------   ----------   ----------
          Total interest expense............................   2,182,026    1,870,898    1,627,772
                                                              ----------   ----------   ----------
NET INTEREST INCOME.........................................   1,027,865      962,185      818,899
Provision for credit losses (note 6)........................      16,000       32,000       12,000
                                                              ----------   ----------   ----------
Net interest income after provision for credit losses.......   1,011,865      930,185      806,899
                                                              ----------   ----------   ----------
OTHER OPERATING INCOME:
Income from precious metals (note 4)........................      14,069       24,700       38,049
Foreign exchange trading income (note 4)....................     119,642       98,165      113,051
Trading account profits and commissions (note 4)............      36,964       52,941       24,746
Investment securities gains, net (note 3)...................      35,117       23,247       25,663
Net gain on loans sold or held for sale.....................      19,838          974        6,765
Commission income...........................................      87,524       71,393       56,935
Equity in earnings of affiliate (note 7)....................     125,116       93,418       79,481
Other income................................................      90,038       81,277       68,191
                                                              ----------   ----------   ----------
          Total other operating income......................     528,308      446,115      412,881
                                                              ----------   ----------   ----------
OTHER OPERATING EXPENSES:
Salaries....................................................     279,847      256,002      237,414
Employee benefits (note 15).................................     195,170      164,099      144,202
Occupancy, net (notes 8 and 17).............................      71,325       72,692       57,975
Restructuring and related charges (note 14).................          --           --      120,000
Other expenses..............................................     357,501      292,961      262,074
                                                              ----------   ----------   ----------
          Total other operating expenses....................     903,843      785,754      821,665
                                                              ----------   ----------   ----------
INCOME BEFORE INCOME TAXES..................................     636,330      590,546      398,115
Income taxes (note 13)......................................     187,222      171,706      109,466
                                                              ----------   ----------   ----------
NET INCOME..................................................  $  449,108   $  418,840   $  288,649
                                                              ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK -- DILUTED............  $  423,281   $  386,027   $  256,764
                                                              ==========   ==========   ==========
Net income per common share (note 2):
     Basic..................................................  $     7.98   $     7.15   $     4.77
     Diluted................................................        7.88         7.07         4.65
Average common shares outstanding:
     Basic..................................................      52,813       53,740       52,321
     Diluted................................................      53,731       54,594       55,256

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 1997         1996         1995
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
CUMULATIVE PREFERRED STOCK:
Balance at beginning of year................................  $  555,800   $  575,000   $  672,500
Issuance of 3,000,000 shares of $2.8575 cumulative preferred
  stock.....................................................     150,000           --           --
Redemption of 4,000,000 shares of $1.9375 cumulative
  preferred stock...........................................    (100,000)          --
Redemption of 500 shares of money market preferred stock....     (50,000)          --           --
Redemption of 558 shares of remarketed preferred stock in
  1997 and 192 shares in 1996...............................     (55,800)     (19,200)          --
Issuance of 3,000,000 shares of $1.8125 cumulative preferred
  stock.....................................................          --           --       75,000
Redemption of 3,450,000 shares of $3.375 cumulative
  convertible preferred stock...............................          --           --     (172,500)
                                                              ----------   ----------   ----------
Balance at end of year......................................  $  500,000   $  555,800   $  575,000
                                                              ==========   ==========   ==========
COMMON STOCK:
Balance at beginning of year................................  $  275,048   $  281,298   $  263,106
Net issuance under stock option, restricted stock and
  restricted stock election plans of 454,590 shares in 1997,
  812,572 shares in 1996 and 497,975 shares in 1995.........       2,273        4,063        2,490
Retirement of 1,109,847 shares in 1997, 2,062,586 shares in
  1996 and 382,936 shares in 1995...........................      (5,550)     (10,313)      (1,915)
Issuance of 3,523,369 shares upon conversion of $3.375
  cumulative convertible preferred stock....................          --           --       17,617
                                                              ----------   ----------   ----------
Balance at end of year......................................  $  271,771   $  275,048   $  281,298
                                                              ==========   ==========   ==========
SURPLUS:
Balance at beginning of year................................  $  502,425   $  590,008   $  437,653
Net issuance of common stock under stock option, restricted
  stock and restricted stock election plans of 454,590
  shares in 1997, 812,572 shares in 1996 and 497,975 shares
  in 1995...................................................      26,741       36,719       20,276
Treasury stock transactions of affiliate....................      (2,176)        (891)      (1,568)
Retirement of 1,109,847 common shares in 1997, 2,062,586
  shares in 1996 and 382,936 shares in 1995.................    (102,355)    (123,411)     (16,506)
Cost of issuing preferred stock.............................      (3,100)          --       (2,437)
Issuance of 3,523,369 common shares upon conversion of
  $3.375 cumulative convertible preferred stock.............          --           --      152,590
                                                              ----------   ----------   ----------
Balance at end of year......................................  $  421,535   $  502,425   $  590,008
                                                              ==========   ==========   ==========
RETAINED EARNINGS:
Balance at beginning of year................................  $1,918,880   $1,636,264   $1,457,609
Net income..................................................     449,108      418,840      288,649
Foreign currency translation, net of taxes..................     (16,216)     (20,399)       4,578
Dividends declared on common stock..........................    (100,569)     (84,307)     (78,193)
Dividends declared on issues of preferred stock.............     (24,191)     (31,518)     (36,379)
                                                              ----------   ----------   ----------
Balance at end of year......................................  $2,227,012   $1,918,880   $1,636,264
                                                              ==========   ==========   ==========
NET UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year................................  $   54,467   $  (74,762)  $ (191,480)
Unrealized appreciation (depreciation)......................     (56,623)     209,133      172,093
Income tax (expense) benefit................................      19,818      (79,904)     (55,375)
                                                              ----------   ----------   ----------
Balance at end of year......................................  $   17,662   $   54,467   $  (74,762)
                                                              ==========   ==========   ==========
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of year................................  $3,306,620   $3,007,808   $2,639,388
Net changes during the year.................................     131,360      298,812      368,420
                                                              ----------   ----------   ----------
Balance at end of year......................................  $3,437,980   $3,306,620   $3,007,808
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   449,108   $   418,840   $   288,649
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization, net......................       92,968        88,478        73,428
    Provision for credit losses.............................       16,000        32,000        12,000
    Investment securities gains, net........................      (35,117)      (23,247)      (25,663)
    Net gain on loans sold or held for sale.................      (19,838)         (974)       (6,765)
    Restructuring and related charges.......................           --            --        73,821
    Equity in earnings of affiliate.........................     (125,116)      (93,418)      (79,481)
    Net change in precious metals...........................      (10,637)       18,719       206,231
    Net change in trading accounts..........................    1,215,612       (89,748)      140,088
    Net change in accounts receivable and accrued
     interest...............................................     (336,078)     (519,493)      180,605
    Net change in accounts payable and accrued expenses.....      511,918      (367,486)      276,760
    Other, net..............................................      (88,356)     (162,574)      (85,115)
                                                              -----------   -----------   -----------
Net cash provided by (used in) operating activities.........    1,670,464      (698,903)    1,054,558
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks........................    1,152,391       363,800     4,147,566
Federal funds sold and securities purchased under resale
  agreements................................................      (60,182)      290,159      (625,343)
Short-term investments......................................     (122,129)      (46,049)     (111,925)
Purchases of securities held to maturity....................   (1,190,547)   (3,167,356)     (236,646)
Proceeds from maturities of securities held to maturity.....    1,134,448       686,471       406,711
Purchases of securities available for sale..................  (10,281,304)   (6,481,359)   (6,752,227)
Proceeds from sales of securities available for sale........    2,806,461     2,002,799     1,461,195
Proceeds from maturities of securities available for sale...    4,044,243     3,523,480     1,664,475
Loans.......................................................   (1,103,028)     (811,415)   (1,125,115)
Investment in affiliate.....................................       38,953        30,296        28,133
Payment for purchase of Brooklyn Bancorp, Inc., net of cash
  received..................................................           --      (486,002)           --
                                                              -----------   -----------   -----------
Net cash used in investing activities.......................   (3,580,694)   (4,095,176)   (1,143,176)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits....................................................    1,667,220     3,188,607     2,193,950
Short-term borrowings.......................................      166,993     1,533,114    (1,078,626)
Due to factored clients.....................................      (10,871)       76,002      (151,326)
Proceeds from issuance of long-term debt....................    1,130,286       427,136       270,970
Repayment of long-term debt.................................     (813,586)     (489,159)   (1,295,600)
Proceeds from issuance of subordinated long-term debt.......      250,000       100,000            --
Repayment of subordinated long-term debt....................           --      (100,000)           --
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debt securities..............................           --       350,000            --
Net proceeds from issuance of cumulative preferred stock....      146,900            --        72,563
Repurchase of cumulative preferred stock....................     (205,800)      (19,200)           --
Repurchase of common stock..................................     (107,905)     (133,724)      (18,421)
Cash dividends paid.........................................     (120,829)     (115,136)     (113,431)
Other, net..................................................        6,691        18,803        22,342
                                                              -----------   -----------   -----------
Net cash provided by (used in) financing activities.........    2,109,099     4,836,443       (97,579)
                                                              -----------   -----------   -----------
Effect of exchange rate changes on cash and due from
  banks.....................................................       (7,269)       (7,864)       (5,362)
                                                              -----------   -----------   -----------
Net increase (decrease) in cash and due from banks..........      191,600        34,500      (191,559)
Cash and due from banks at beginning of year................      710,183       675,683       867,242
                                                              -----------   -----------   -----------
Cash and due from banks at end of year......................  $   901,783   $   710,183   $   675,683
                                                              ===========   ===========   ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
         Interest...........................................  $ 2,158,554   $ 1,910,818   $ 1,632,989
         Income taxes.......................................      109,179       115,981        88,347
    Transfers from securities available for sale to
     securities held to maturity............................      960,231     1,009,550            --
    Transfers from securities held to maturity to securities
     available for sale.....................................           --            --     1,391,750

          See accompanying notes to consolidated financial statements.

                       REPUBLIC NATIONAL BANK OF NEW YORK

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $   860,246    $   668,596
Interest-bearing deposits with banks........................    4,695,410      5,811,949
Precious metals.............................................    1,240,759      1,231,319
Securities held to maturity (approximate market value of
  $8,981,237 in 1997 and $7,845,020 in 1996)................    8,839,129      7,839,329
Securities available for sale (at approximate market
  value)....................................................   14,349,253     10,894,777
                                                              -----------    -----------
          Total investment securities.......................   23,188,382     18,734,106
Trading account assets......................................    4,426,961      4,620,335
Federal funds sold and securities purchased under resale
  agreements................................................    2,000,482      2,039,987
Loans (net of unearned income of $16,538 in 1997 and $24,944
  in 1996)..................................................   11,341,604     10,722,022
Allowance for possible credit losses........................     (301,248)      (326,105)
Customers' liability on acceptances.........................      118,956        937,114
Accounts receivable and accrued interest....................      880,820        707,585
Investment in affiliate (note 7)............................      864,178        806,274
Premises and equipment......................................      410,374        405,926
Other assets................................................      511,021        593,792
                                                              -----------    -----------
          Total assets......................................  $50,237,945    $46,952,900
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Noninterest-bearing deposits:
     In domestic offices....................................  $ 2,586,210    $ 2,182,618
     In foreign offices.....................................      224,500        179,250
Interest-bearing deposits:
     In domestic offices....................................   12,000,075     12,354,338
     In foreign offices.....................................   18,676,081     17,325,808
                                                              -----------    -----------
          Total deposits....................................   33,486,866     32,042,014
Trading account liabilities.................................    5,002,815      4,314,640
Short-term borrowings.......................................    4,451,792      3,579,807
Acceptances outstanding.....................................      118,992        938,097
Accounts payable and accrued expenses.......................    1,224,507        795,743
Other liabilities...........................................      135,104        142,869
Long-term debt..............................................    1,702,792      1,390,226
Subordinated long-term debt, primarily with parent..........      825,000        575,000
Stockholder's equity (note 21):
     Common stock, $100 par value 4,800,000 shares
      authorized; 4,000,000 shares outstanding..............      400,000        400,000
     Surplus................................................    1,636,155      1,631,834
     Retained earnings......................................    1,245,540      1,109,513
     Net unrealized appreciation on securities available for
      sale, net of taxes....................................        8,382         33,157
                                                              -----------    -----------
          Total stockholder's equity........................    3,290,077      3,174,504
                                                              -----------    -----------
          Total liabilities and stockholder's equity........  $50,237,945    $46,952,900
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Republic New York Corporation (the "Corporation") is a United States based bank holding company that provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. In addition to its domestic business, the Corporation is active in international banking where it operates principally as a wholesale and private bank. The Corporation conducts its business activities in many countries and regions throughout the world and is not dependent on any one market, geographic area, customer or industry segment. However, the negative effects of economic and political events both within and outside the United States cannot be predicted.

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

     A. Basis of Consolidation. The consolidated financial statements include the accounts of the Corporation and its subsidiaries, principally Republic National Bank of New York (the "Bank"), Republic Bank California N.A. ("RBC"), Republic New York Securities Corporation ("RNYSC") and Republic Business Credit Corporation ("RBCC") formerly Republic Factors Corp. Investments in affiliates which are less than majority-owned but more than 20% owned are accounted for by the equity method. Significant intercompany transactions are eliminated in consolidation.

     B. Foreign Operations. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange generally prevailing at year end. Revenue and expense accounts are generally translated at average exchange rates for the year. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is the U.S. dollar, including those financial statements of operations in highly inflationary economies, are included in other income together with net gains or losses from related hedges. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is not the U.S. dollar are a component of retained earnings, net of related hedging results, on an after tax basis.

     Foreign currency amounts of foreign currency denominated assets and liabilities are generally sold or purchased under fixed forward contracts at prices which differ from their original cost. Such differences, which are considered part of the interest yields, are reflected in net interest income ratably over the life of the contracts.

     C. Statement of Cash Flows. For purposes of the Statement of Cash Flows, the Corporation defines cash and cash equivalents as the Statement of Condition caption cash and due from banks. Cash flows from trading account assets and liabilities and trading related derivatives are classified as operating activities. Cash flows from derivative transactions used as hedges are classified with the asset or liability being hedged.

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

     E. Trading Account Assets and Liabilities. Securities included as trading account assets are held to benefit from short-term changes in market prices. Trading account securities and liabilities incurred in short-sale transactions are carried at market value. Such liabilities are included in trading account liabilities. Premiums paid or received related to contracts that are marked to market are included in trading account assets or trading account liabilities, respectively. Gains and losses on trading account activities, including market value adjustments, are reported as trading account profits and commissions. Trading account loans are marked to market with the resultant gains or losses included in trading account profits and commissions. Interest income and interest expense on trading account assets and liabilities are included in net interest income.

     F. Loans. Loans are carried at their principal amount outstanding, net of unearned income. Unearned income on discounted loans is accreted monthly into interest income. Loans held for sale are maintained on a lower of cost or market basis with losses included in loans sold or held for sale.

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

     The Corporation evaluates all loans in its loan portfolio for impairment, except large groups of small-balance homogeneous loans that are collectively evaluated for impairment and certain other loans. The Corporation's impaired loans include loans with principal balances of $500,000 or more and is generally applied to nonaccrual commercial loans and renegotiated loans. A loan is considered impaired if it is probable that the creditor will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Such loans have been placed on non-accrual status either because interest or principal are past due or, based on management's judgment, the Corporation does not expect to receive all principal and interest in accordance with the terms of the loan agreements. Impaired loans are measured based on either an estimate of the present value of expected future cash flows at a loan's effective interest rate, the loan's market value or the fair value of collateral if the loan is collateral dependent. Interest income on an impaired loan is recorded on a cash basis when the outstanding principal is brought current.

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This SFAS was adopted by the Corporation on January 1, 1997 and provisions relating to repurchase agreements, securities lending and securities borrowings, will be adopted on January 1, 1998, as required by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations.

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

     Precious metals activities include arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals, outstanding open positions in contracts for forward delivery, option contracts and precious metals loans and borrowings are revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference between the fixed forward contract price and cost accreted into income from precious metals ratably over the life of the contracts.

     The Corporation enters into interest rate and foreign currency swap and option transactions as part of its asset and liability management activities, including hedging activities. To meet the criteria for hedge accounting, the derivative must be shown to reduce the market risk of an existing asset, liability, firm commitment or anticipated transaction. The effectiveness of a hedge is evaluated at inception and throughout the hedge period using statistical calculations of correlation. Derivative transactions are executed as part of the Corporation's asset-liability function in order to manage interest rate sensitivity or by modifying the interest rate characteristics of specific assets or liabilities. The net settlements on such transactions are accounted for on an accrual basis as an adjustment to interest income or expense over the lives of the related agreements. The notional amount of contracts used in asset and liability management are recorded as off-balance-sheet transactions. Gains or losses on terminated derivative contracts used as hedges of non-trading assets or liabilities, where the underlying asset or liability has not been settled, are deferred and amortized into interest income or interest expense over the life of the original hedge.

     Additionally, the Bank is a licensed depository for the storage of gold and silver bullion and coins traded on various commodity exchanges. Fees derived from such storage are included in other income. The Corporation substantially hedges its total investments in precious metals by forward sales.

     H. Aggregate Allowance for Possible Credit Losses. The aggregate allowance for possible credit losses is increased by provisions charged to the provision for credit losses and decreased by charge-offs, net of recoveries. The provision for credit losses is based on the Corporation's past credit loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible credit losses. Such other factors considered by management include the composition of the Corporation's credit exposure and worldwide economic conditions.

     The Corporation's aggregate allowance for possible credit losses consists of a portion applicable to trading account assets which is a reduction of "trading account assets," a portion applicable to off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments which is included in "other liabilities" and a portion available to absorb all other possible credit losses. Prior year amounts have not been restated to reflect this change.

     I. Mortgage Servicing Rights. Mortgage servicing rights retained on loans sold or securitized and held for sale are allocated between the cost of the loans and the servicing rights, if it is practicable to estimate those fair values. Income on the rights is recorded over the estimated future net servicing income stream of the underlying mortgage loans. Mortgage servicing rights are assessed periodically for impairment and written down to fair value through a valuation allowance.

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

     K. Earnings Per Common Share. On December 31, 1997, the Corporation adopted SFAS No. 128 "Earnings per Share" and has restated previously reported per share amounts. This statement establishes standards for computing and presenting earnings per common share ("EPS") and changes the method of calculation, presentation and disclosure of EPS. Primary EPS was replaced by "Basic" EPS and fully diluted EPS was replaced by "Diluted" EPS. Basic EPS excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding, less restricted stock plan shares, for the period. Diluted EPS reflects the additional dilution that could occur upon the vesting of restricted stock plan shares or if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. This statement makes the standard for computing earnings per share comparable to international EPS standards.

2.  EARNINGS PER COMMON SHARE

     The following table presents the income and outstanding share amounts used to calculate earnings per common share in each of the last three years.

                                                                   1997          1996          1995
                                                                ----------    ----------    ----------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic earnings:
     Net income.............................................     $449,108      $418,840      $288,649
     Less preferred stock dividends.........................      (24,191)      (31,518)      (36,467)
     Less dividends on restricted stock plan shares.........       (3,369)       (2,815)       (2,485)
                                                                 --------      --------      --------
     Net income applicable to common stock -- basic.........     $421,548      $384,507      $249,697
                                                                 ========      ========      ========
Average common shares outstanding -- excluding restricted
  stock plan shares.........................................       52,813        53,740        52,321
                                                                 ========      ========      ========
Basic earnings per common share.............................     $   7.98      $   7.15      $   4.77
                                                                 ========      ========      ========
Diluted earnings:
     Net income applicable to common stock -- basic.........     $421,548      $384,507      $249,697
     Dividend adjustment on restricted stock plan shares to
      reflect shares assumed issued.........................        1,733         1,520         1,147
     Dividends applicable to convertible preferred stock....           --            --         5,920
                                                                 --------      --------      --------
     Net income applicable to common stock -- diluted.......     $423,281      $386,027      $256,764
                                                                 ========      ========      ========
Shares:
     Average common shares outstanding -- excluding
      restricted stock plan shares..........................       52,813        53,740        52,321
     Net shares assumed issued under restricted stock
      plan..................................................          863           786           796
     Shares assumed issued on exercise of stock options.....           55            68           161
     Shares assumed issued on conversion of convertible
      preferred stock.......................................           --            --         1,978
                                                                 --------      --------      --------
Average common shares outstanding...........................       53,731        54,594        55,256
                                                                 ========      ========      ========
Diluted earnings per common share...........................     $   7.88      $   7.07      $   4.65
                                                                 ========      ========      ========

3.  INVESTMENT SECURITIES

     The following table presents information related to the Corporation's portfolio of securities held to maturity and available for sale at respective year ends.

                                                                         SECURITIES HELD TO MATURITY
                                                              -------------------------------------------------
                                                                                    1997
                                                              -------------------------------------------------
                                                                              GROSS UNREALIZED
                                                                            --------------------    ESTIMATED
                                                              BOOK VALUE     GAINS     (LOSSES)    MARKET VALUE
                                                              -----------   --------   ---------   ------------
                                                                               (IN THOUSANDS)
U.S. Government and federal agency obligations..............  $ 8,534,832   $176,629   $  (7,591)  $ 8,703,870
Obligations of U.S. states and political subdivisions.......      702,319     57,579        (644)      759,254
Interest rate swaps.........................................           --         --     (70,835)      (70,835)
                                                              -----------   --------   ---------   -----------
                                                              $ 9,237,151   $234,208   $ (79,070)  $ 9,392,289
                                                              ===========   ========   =========   ===========

                                                                       SECURITIES AVAILABLE FOR SALE
                                                              ------------------------------------------------
                                                                                    1997
                                                              ------------------------------------------------
                                                                              GROSS UNREALIZED
                                                               AMORTIZED    --------------------   BOOK/MARKET
                                                                 COST        GAINS     (LOSSES)       VALUE
                                                              -----------   --------   ---------   -----------
                                                                               (IN THOUSANDS)
U.S. Government and federal agency obligations..............  $ 7,008,386   $ 92,791   $  (2,550)  $ 7,098,627
Obligations of U.S. states and political subdivisions.......        8,470        397          --         8,867
Domestic debt securities....................................    4,609,765     17,502      (5,087)    4,622,180
Foreign debt securities.....................................    3,869,930    130,900     (58,520)    3,942,310
Equity securities...........................................      728,938     29,822      (2,918)      755,842
Interest rate swaps.........................................           --         --    (151,159)     (151,159)
                                                              -----------   --------   ---------   -----------
                                                              $16,225,489   $271,412   $(220,234)  $16,276,667
                                                              ===========   ========   =========   ===========

     During 1997, the Corporation transferred securities with an amortized cost of $960 million and an approximate market value of $950 million from available for sale to held to maturity.

     Investment securities having a carrying value of approximately $3.1 billion at December 31, 1997, were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                                                                         SECURITIES HELD TO MATURITY
                                                              -------------------------------------------------
                                                                                    1996
                                                              -------------------------------------------------
                                                                              GROSS UNREALIZED
                                                                            --------------------    ESTIMATED
                                                              BOOK VALUE     GAINS     (LOSSES)    MARKET VALUE
                                                              -----------   --------   ---------   ------------
                                                                               (IN THOUSANDS)
U.S. Government and federal agency obligations..............  $ 7,441,501   $ 90,673   $ (71,608)  $ 7,460,566
Obligations of U.S. states and political subdivisions.......      693,567     40,995      (1,639)      732,923
Interest rate swaps.........................................           --         --     (48,971)      (48,971)
                                                              -----------   --------   ---------   -----------
                                                              $ 8,135,068   $131,668   $(122,218)  $ 8,144,518
                                                              ===========   ========   =========   ===========

                                                                       SECURITIES AVAILABLE FOR SALE
                                                              ------------------------------------------------
                                                                                    1996
                                                              ------------------------------------------------
                                                                              GROSS UNREALIZED
                                                               AMORTIZED    --------------------   BOOK/MARKET
                                                                 COST        GAINS     (LOSSES)       VALUE
                                                              -----------   --------   ---------   -----------
                                                                               (IN THOUSANDS)
U.S. Government and federal agency obligations..............  $ 4,962,769   $ 31,380   $ (12,124)  $ 4,982,025
Obligations of U.S. states and political subdivisions.......        8,635         --          (2)        8,633
Domestic debt securities....................................    3,686,608     10,500      (5,203)    3,691,905
Foreign debt securities.....................................    3,523,598    146,362      (6,773)    3,663,187
Equity securities...........................................      769,188     22,452     (13,113)      778,527
Interest rate swaps.........................................           --         --     (83,832)      (83,832)
                                                              -----------   --------   ---------   -----------
                                                              $12,950,798   $210,694   $(121,047)  $13,040,445
                                                              ===========   ========   =========   ===========

     During 1996, the Corporation transferred securities with a book value and approximate market value of $1.0 billion from available for sale to held to maturity.

     The following table presents information for investments in securities held to maturity and securities available for sale at December 31, 1997, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                                                              SECURITIES HELD TO MATURITY   SECURITIES AVAILABLE FOR SALE
                                                              ---------------------------   -----------------------------
                                                                              ESTIMATED       AMORTIZED      BOOK/MARKET
                                                              BOOK VALUE    MARKET VALUE        COST            VALUE
                                                              -----------   -------------   -------------   -------------
                                                                                    (IN THOUSANDS)
Due in one year or less.....................................  $       --     $       --      $ 1,536,937     $ 1,528,613
Due after one year through five years.......................      38,607         41,862        2,164,003       2,195,824
Due after five years through ten years......................      72,545         82,583        1,844,158       1,868,288
Due after ten years.........................................     591,167        634,809        5,444,548       5,535,977
Mortgage-backed securities..................................   8,534,832      8,703,870        5,235,843       5,299,124
Interest rate swaps.........................................          --        (70,835)              --        (151,159)
                                                              ----------     ----------      -----------     -----------
                                                              $9,237,151     $9,392,289      $16,225,489     $16,276,667
                                                              ==========     ==========      ===========     ===========

     Mortgage-backed securities included in the tables above in held to maturity and available for sale have estimated average lives, based on year end market conditions, of approximately 6.7 years and 7.3 years, respectively.

     The following table presents the components of net investment securities gains and losses attributable to securities held to maturity and securities available for sale for each of the years in the three-year period ended December 31, 1997.

                                           1997                           1996                           1995
                               ----------------------------   ----------------------------   ----------------------------
                                     GROSS                          GROSS                          GROSS
                               ------------------     NET     ------------------     NET     ------------------     NET
                                GAINS    (LOSSES)    GAINS     GAINS    (LOSSES)    GAINS     GAINS    (LOSSES)    GAINS
                               -------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                     (IN THOUSANDS)
Securities held to maturity:
     Maturities, calls and
       mandatory
       redemptions...........  $   434   $    (33)  $   401   $ 1,986   $    (89)  $ 1,897   $ 3,912   $   (747)  $ 3,165
Securities available for
  sale:
     Sales of securities.....   81,860    (51,774)   30,086    56,098    (36,072)   20,026    31,445    (12,131)   19,314
     Maturities, calls and
       mandatory
       redemptions...........    4,964       (334)    4,630     2,573     (1,249)    1,324     3,722       (538)    3,184
                               -------   --------   -------   -------   --------   -------   -------   --------   -------
                               $87,258   $(52,141)  $35,117   $60,657   $(37,410)  $23,247   $39,079   $(13,416)  $25,663
                               =======   ========   =======   =======   ========   =======   =======   ========   =======

4.  PRECIOUS METALS, TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

     The following table sets forth the Corporation's precious metals trading account and the composition of trading account assets and trading account liabilities at respective year ends.

                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Precious metals (including derivatives related balances of
  $719,654 in 1997 and $255,017 in 1996)....................    $1,241,956    $1,231,319
                                                                ==========    ==========
Trading account assets:
     U.S. Government obligations............................    $   88,167    $  365,534
     U.S. Government agency obligations.....................        31,751       115,661
     Other, primarily foreign bonds.........................       805,711       997,054
     Unrealized gains on derivative financial instruments...     3,602,326     3,329,539
     Allowance for trading credit losses....................       (17,000)           --
                                                                ----------    ----------
                                                                $4,510,955    $4,807,788
                                                                ==========    ==========
Trading account liabilities:
     Securities sold, not yet purchased.....................    $  524,718    $  327,827
     Payables for precious metals...........................       535,801       510,299
     Unrealized losses on derivative financial
      instruments...........................................     4,260,345     3,563,959
                                                                ----------    ----------
                                                                $5,320,864    $4,402,085
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

     The following table presents net trading income related to the Corporation's trading activities for each of the last three years.

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Income from precious metals.................................    $ 14,069    $ 24,700    $ 38,049
Foreign exchange trading income.............................     119,642      98,165     113,051
Trading account profits and commissions:
     Debt securities and loans..............................      18,071      15,802      25,546
     Interest rate futures, forwards and swaps, and
      commodity, equity and other derivative contracts......      18,893      37,139        (800)
                                                                --------    --------    --------
          Total trading account profits and commissions.....      36,964      52,941      24,746
                                                                --------    --------    --------
Total trading income........................................    $170,675    $175,806    $175,846
                                                                ========    ========    ========

     The following tables present information related to the fair value, after the effect of netting agreements, which is also the carrying value, of derivative instruments held for trading purposes.

                                                              AVERAGE FAIR
                                                              VALUE DURING
                                                                  1997               FAIR VALUE AT
                                                              -------------        DECEMBER 31, 1997
                                                                 ASSETS        -------------------------
                                                              (LIABILITIES)      ASSETS      LIABILITIES
                                                              -------------    ----------    -----------
                                                                            (IN THOUSANDS)
Interest rate:
     Futures and forwards...................................   $  (10,509)     $       --    $   23,792
     Swaps..................................................       (4,829)        776,895       761,693
     Options written........................................     (136,009)             --        93,620
     Options purchased......................................      126,255         110,113            --
                                                               ----------      ----------    ----------
                                                               $  (25,092)     $  887,008    $  879,105
                                                               ==========      ==========    ==========
Foreign exchange:
     Spot, swaps, futures and forwards......................   $  188,319      $1,698,536    $1,449,939
     Options written........................................     (745,546)             --       995,715
     Options purchased......................................      719,136         899,021            --
                                                               ----------      ----------    ----------
                                                               $  161,909      $2,597,557    $2,445,654
                                                               ==========      ==========    ==========
Other-principally precious metals:
     Swaps, futures and forwards............................   $   (6,171)     $  566,970    $  654,099
     Options written........................................     (176,991)             --       281,487
     Options purchased......................................      124,814         270,445            --
                                                               ----------      ----------    ----------
                                                               $  (58,348)     $  837,415    $  935,586
                                                               ==========      ==========    ==========

                                                              AVERAGE FAIR
                                                              VALUE DURING
                                                                  1996               FAIR VALUE AT
                                                              -------------        DECEMBER 31, 1996
                                                                 ASSETS        -------------------------
                                                              (LIABILITIES)      ASSETS      LIABILITIES
                                                              -------------    ----------    -----------
                                                                            (IN THOUSANDS)
Interest rate:
     Futures and forwards...................................   $    3,738      $   18,695    $   21,460
     Swaps..................................................       49,536         797,330       796,696
     Options written........................................     (148,871)             --       117,787
     Options purchased......................................      179,502         150,440            --
                                                               ----------      ----------    ----------
                                                               $   83,905      $  966,465    $  935,943
                                                               ==========      ==========    ==========
Foreign exchange:
     Spot, swaps, futures and forwards......................   $   16,125      $1,681,277    $1,514,712
     Options written........................................     (385,368)             --       706,555
     Options purchased......................................      368,845         657,054            --
                                                               ----------      ----------    ----------
                                                               $     (398)     $2,338,331    $2,221,267
                                                               ==========      ==========    ==========
Other-principally precious metals:
     Swaps, futures and forwards............................   $   (3,931)     $  201,472    $  301,810
     Options written........................................      (45,318)             --       104,939
     Options purchased......................................       33,237          78,288            --
                                                               ----------      ----------    ----------
                                                               $  (16,012)     $  279,760    $  406,749
                                                               ==========      ==========    ==========

5.  LOANS

     The following table sets forth the composition of the Corporation's loan portfolio at respective year ends.

                                                                 1997           1996
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Domestic:
     Real estate -- residential mortgage....................  $ 2,228,844    $ 1,832,850
     Real estate -- commercial..............................    1,962,702      2,116,627
     Banks and other financial institutions.................       54,753         45,112
     Broker loans...........................................    1,116,880      1,051,472
     Commercial and industrial..............................    1,999,427      1,855,251
     Individuals............................................      266,703        200,607
     All other..............................................      571,375        400,705
Foreign.....................................................    4,175,620      4,244,618
                                                              -----------    -----------
                                                               12,376,304     11,747,242
     Less unearned income...................................      (16,563)       (25,306)
                                                              -----------    -----------
Loans, net of unearned income...............................  $12,359,741    $11,721,936
                                                              ===========    ===========

6.  AGGREGATE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The Corporation's aggregate allowance for possible credit losses is determined by management, based on previous credit loss experience, prevailing and anticipated economic conditions and the composition of the loan portfolio and other undertakings to extend credit, all of which are continuously reviewed. The allowance is viewed by management to be adequate to absorb all potential credit losses extended among the Corporation's undertakings. To comply with regulatory reporting requirements, management has allocated the allowance for possible credit losses between domestic and foreign components. By such allocation, management does not intend to imply that future charge-offs will necessarily follow the same pattern or that any portion of such allowance is restricted in any way.

     Changes in the Corporation's aggregate allowance for possible credit losses applicable to domestic and foreign operations for each of the years in the three-year period ended December 31, 1997 were as follows:

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                 DOMESTIC   FOREIGN     TOTAL     DOMESTIC   FOREIGN     TOTAL     DOMESTIC   FOREIGN     TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Balance, January 1.............  $212,594   $137,764   $350,358   $166,733   $133,860   $300,593   $191,887   $127,333   $319,220
Provision......................   16,000          --     16,000    32,000          --     32,000    12,000          --     12,000
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                 228,594     137,764    366,358   198,733     133,860    332,593   203,887     127,333    331,220
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Charge-offs....................  (21,275)     (8,667)   (29,942)  (38,874)     (4,164)   (43,038)  (48,135)     (3,356)   (51,491)
Recoveries.....................    8,631       9,166     17,797    10,156       3,452     13,608    10,981       5,007     15,988
Net recoveries of restructuring
  countries debt...............       --         854        854        --       4,435      4,435        --       4,227      4,227
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
    Net (charge-offs)
      recoveries...............  (12,644)      1,353    (11,291)  (28,718)      3,723    (24,995)  (37,154)      5,878    (31,276)
Allowance of acquired
  companies....................       --          --         --    42,579          --     42,579        --          --         --
Translation adjustment.........       --      (1,586)    (1,586)       --         181        181        --         649        649
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Balance, December 31...........  $215,950   $137,531   $353,481   $212,594   $137,764   $350,358   $166,733   $133,860   $300,593
                                 ========   ========   ========   ========   ========   ========   ========   ========   ========

     At December 31, 1997, the aggregate allowance for possible credit losses consisted of: $17.0 million applicable to trading account assets, which is a reduction of "trading account assets," $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.5 million (allowance for possible credit losses), which is available to absorb all other credit losses.

     The following table presents the book balances of the Corporation's non-accrual and restructured loans (excluding consumer installment loans) at respective year ends.

                                                                 1997        1996       1995
                                                                -------    --------    -------
                                                                        (IN THOUSANDS)
Domestic(1).................................................    $84,094    $ 94,137    $49,311
Foreign.....................................................      9,727      10,956     18,561
                                                                -------    --------    -------
Non-accrual loans...........................................     93,821     105,093     67,872
Restructured loans..........................................        682      34,993     14,383
                                                                -------    --------    -------
                                                                $94,503    $140,086    $82,255
                                                                =======    ========    =======

------------
(1) Includes loans with carrying values of $29.7 million and $46.3 million at December 31, 1997 and 1996, respectively, which were acquired in the acquisition of CrossLand Federal Savings Bank ("CrossLand"). Such loans are covered by a loss-sharing agreement with the Federal Deposit Insurance Corporation (the "FDIC") which expires on June 30, 1998. The covered amounts of such loans at December 31, 1997 and 1996, were $29.9 million and $49.6 million, respectively.

     The following table presents information related to the Corporation's impaired loans, which are included in the table above, at December 31, in each of the last three years.

                                                                 1997       1996       1995
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Impaired loans evaluated based on underlying collateral.....    $53,249    $61,989    $16,684
Impaired loans evaluated based on future cash flow
  projections...............................................      8,483      8,198     29,338
                                                                -------    -------    -------
     Total impaired loans...................................    $61,732    $70,187    $46,022
                                                                =======    =======    =======
Investment in impaired loans having an allowance for credit
  losses....................................................    $10,699    $ 6,528    $35,624
Related allowance for credit losses.........................      1,167        801      9,673
Investment in impaired loans having no related allowance for
  credit losses.............................................     51,033     63,659     10,398
Average recorded investment in impaired loans, net of
  charge-offs during the year...............................    $50,303    $74,422    $39,586
                                                                =======    =======    =======

     The following table presents the effect of non-accrual and restructured loans on interest income for each of the years in the three-year period ended December 31, 1997.

                                                                 1997       1996       1995
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Gross amount of interest that would have been earned at
  original contract rates:
     Domestic...............................................    $ 8,474    $15,831    $ 4,349
     Foreign................................................        680      1,065      2,478
                                                                -------    -------    -------
                                                                $ 9,154    $16,896    $ 6,827
                                                                =======    =======    =======
Actual amount recorded as interest income:
     Domestic...............................................    $ 5,832    $10,537    $ 2,319
     Foreign................................................         59         11        449
                                                                -------    -------    -------
                                                                $ 5,891    $10,548    $ 2,768
                                                                =======    =======    =======
Foregone interest income:
     Domestic...............................................    $ 2,642    $ 5,294    $ 2,030
     Foreign................................................        621      1,054      2,029
                                                                -------    -------    -------
                                                                $ 3,263    $ 6,348    $ 4,059
                                                                =======    =======    =======
Interest income recorded on impaired loans..................    $ 4,625    $ 5,072    $   151
                                                                =======    =======    =======

7.  INVESTMENT IN AFFILIATE

     At December 31, 1997, the Corporation, Saban S.A. (see Note 20), a Panamanian holding company wholly-owned by Mr. Edmond J. Safra, and international investors owned approximately 49.1%, 20.8% and 30.1%, respectively, of the outstanding common shares of Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, to which the Bank contributed its European banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar in 1988.

     Summary financial information for Safra Republic for the last two years is as follows:

                                                                   1997           1996
                                                                -----------    -----------
                                                                      (IN THOUSANDS)
Total assets................................................    $20,356,300    $17,223,409
Total deposits..............................................     15,401,065     13,337,947
Total shareholders' equity..................................      1,760,566      1,643,110
Operating revenue...........................................      1,278,655      1,102,145
Net income..................................................        255,055        189,830

8.  PREMISES AND EQUIPMENT

     A summary of the Corporation's premises and equipment at respective year ends follows.

                                                                  1997         1996
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Premises....................................................    $ 537,734    $ 513,100
Equipment...................................................      207,031      199,913
                                                                ---------    ---------
                                                                  744,765      713,013
Less accumulated depreciation and amortization..............     (275,662)    (243,782)
                                                                ---------    ---------
                                                                $ 469,103    $ 469,231
                                                                =========    =========

     Other operating expenses included depreciation and amortization of $53.9 million in 1997, $48.4 million in 1996 and $44.1 million in 1995. The estimated useful lives are 10 to 50 years for premises and 3 to 10 years for equipment.

9.  SHORT-TERM BORROWINGS

     The following table presents the Corporation's short-term borrowings at respective year ends.

                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Federal funds purchased and securities sold under repurchase
  agreements................................................    $  853,612    $1,090,300
Commercial paper............................................       418,911       862,347
Precious metals.............................................     2,028,268     1,645,904
Other borrowings............................................     2,313,043     1,848,290
                                                                ----------    ----------
                                                                $5,613,834    $5,446,841
                                                                ==========    ==========

     Federal funds purchased generally mature one business day following the sale date. Securities sold under repurchase agreements and commercial paper generally mature within 30 days and 90 days, respectively, from the related dates of sale. Other borrowings generally mature within twelve months and include local borrowings in overseas locations. Included in other borrowings at December 31, 1997 and 1996 was $100 million of notes sold under the Bank's program to issue notes globally, see Note 10.

     The Corporation has $170 million of lines of credit outstanding to support its commercial paper program, for which it has authority to issue up to $2.5 billion of such borrowings.

10.  LONG-TERM DEBT

     The following tables present a summary of long-term debt and subordinated long-term debt and perpetual capital notes at respective year ends.

  Long-Term Debt:

                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Republic New York Corporation:
     8 3/8% Debentures due February 15, 2007................    $  100,000    $  100,000
     7% Capitalized lease obligations due December 31,
      2000..................................................        11,643         8,484
                                                                ----------    ----------
                                                                   111,643       108,484
                                                                ----------    ----------
Republic National Bank of New York:
     1.875% Cash Exchangeable Equity-Linked Notes due August
      12, 2002..............................................       100,000            --
     Other long-term debt (various).........................        56,948        56,312
     Collateralized repurchase agreements, rates from
      3.25% -- 7.55% in 1997 and 1996.......................     1,545,844     1,333,914
                                                                ----------    ----------
                                                                 1,702,792     1,390,226
                                                                ----------    ----------
                                                                $1,814,435    $1,498,710
                                                                ==========    ==========

     The Bank has a Program (the "Program") authorizing the periodic sale, globally, of notes (the "Notes") by the Bank, including through its overseas branches, or through a certain overseas subsidiary. A group of major international securities dealers are eligible to participate in the offerings pursuant to the Program. Notes may be issued for any maturity of 7 days or more, subject to regulatory compliance. Notes may be denominated in various currencies, may pay a fixed or floating rate based on one or more indices and, unless otherwise specified, will be issued only in minimum denominations of $250,000 and integral multiples of $1,000 in excess thereof. The Notes are direct, unconditional and unsecured general obligations of the Bank, do not evidence deposits and are not insured by the FDIC. Notes to be issued as part of the program have been accepted for listing on the Luxembourg Stock Exchange. At December 31, 1997, $220 million of Notes were outstanding pursuant to this Program.

     The 1.875% Cash Exchangeable Equity-Linked Notes (the "Equity Notes") were issued under the Program in August, 1997. The Bank has the right, exercisable on any trading day by not more than 60 nor less than 30 days' notice of a mandatory exchange to the holders of the Equity Notes, to redeem such notes effective on any date on or after August 12, 1999. The amount to be paid by the Bank on a cash exchange on the initial exchange date is $978.499 per $1,000 principal and increases annually to par. Holders of the Equity Notes may exchange them for cash, subject to certain limitations, in an amount equal to the product of the exchange ratio (7.5692 shares) and the market price of Merck & Co., Inc. common stock per $1,000 principal amount per note.

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

     The Corporation and the Bank are obligated with respect to the above long-term debt to make aggregate principal payments in each of the next five years as follows: $237 million in 1998 and 1999, $252 million in 2000, $84 million in 2001 and $253 million in 2002.

  Subordinated Long-Term Debt and Perpetual Capital Notes:

                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Republic New York Corporation:
     9 1/2% Subordinated Notes due July 1, 2000.............    $  100,000    $  100,000
     9 3/4% Subordinated Notes due December 1, 2000.........       100,000       100,000
     7 7/8% Subordinated Notes due 2001.....................       100,000       100,000
     8.25% Subordinated Notes due 2001......................       150,000       150,000
     8 7/8% Subordinated Notes due 2001.....................       100,000       100,000
     7 3/4% Subordinated Notes due May 15, 2002.............       150,000       150,000
     7 1/4% Subordinated Notes due July 15, 2002............       250,000       250,000
     Floating Rate Subordinated Notes due August 2002
       (5.7213% in 1997 and 5.4556% in 1996)................       100,000       100,000
     Floating Rate Subordinated Notes due October 2002
       (5.7603% in 1997 and 5.4868% in 1996)................       150,000       150,000
     5 7/8% Subordinated Notes due 2008.....................       250,000       250,000
     7 3/4% Subordinated Notes due 2009.....................       200,000       200,000
     9.70% Subordinated Notes due February 1, 2009..........       150,000       150,000
     7% Subordinated Notes due March 22, 2011...............       100,000       100,000
     9 1/2% Subordinated Debentures due April 15, 2014......       150,000       150,000
     9 1/8% Subordinated Notes due 2021.....................       100,000       100,000
     9.30% Subordinated Notes due 2021......................       100,000       100,000
     7.20% Subordinated Debentures due 2097*................       250,000            --
     Perpetual Capital Notes (6.0625% in 1997 and 1996)*....       150,000       150,000
                                                                ----------    ----------
                                                                $2,650,000    $2,400,000
                                                                ==========    ==========

------------
* These notes are redeemable prior to maturity.

  The rates in effect at December 31, 1997 and 1996 for floating rate issues are shown in parentheses.

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

     On December 31, 1997, a shelf registration statement became effective pursuant to which the Corporation may issue, from time to time in public offerings, debt securities, junior subordinated debt securities, debt warrants, currency warrants, stock-index warrants and other warrants, preferred stock, depositary shares and preferred stock warrants, common stock and common stock warrants and certain guarantees. Pursuant to such registration statement, Republic New York Capital III and Republic New York Capital IV, each a Delaware business trust, may issue trust preferred securities. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion. At December 31, 1997, no securities had been issued pursuant to this registration statement.

     On July 22, 1997, the Corporation sold, in a public offering, $250 million principal amount of 7.20% Subordinated Debentures due 2097. The Debentures are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. Subject to the occurrence of certain events, the Corporation has the right to shorten the maturity of the Debentures, and/or to redeem them if a tax event occurs. The net proceeds received by the Corporation were used for general corporate purposes.

     The 7% Subordinated Notes due 2011 are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The Notes are not redeemable prior to maturity. The net proceeds received by the Corporation from the sale of the Notes were used for general corporate purposes, which included the repurchase of $100 million principal amount outstanding of the Corporation's issue of Subordinated Floating Rate Yield Curve Notes due 2002. In connection with the repurchase and early extinguishment of such issue in 1996, the Corporation recorded a gain of $1.1 million in other income.

     The Corporation's $150 million principal amount of Putable (or Perpetual) Capital Notes (the "PCNs") are a component of total qualifying capital under applicable risk-based capital rules. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, PCNs may be exchanged for securities that constitute permanent primary capital securities (the "capital securities") for regulatory purposes, (2) at the option of the Corporation on 90 days' prior notice, the PCNs may be either (i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of the Corporation's consolidated retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

     The PCNs are unsecured and subordinated in right of payment to all senior indebtedness of the Corporation. The interest rate for each six-month interest period is determined by a formula based on certain money market rates.

     The Corporation is obligated with respect to the above subordinated long-term debt to make principal payments within the next five years as follows:
$200 million in 2000, $350 million in 2001 and $650 million in 2002.

11. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBT SECURITIES

     The following table presents information related to the issues of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt securities issued by the Corporation at respective year ends.

                                                               DECEMBER 31,
                                                              1997 AND 1996
                                                              --------------
                                                              (IN THOUSANDS)
7 3/4% Capital Trust Pass-through Securities(SM) (TRUPS)
  (Issued by Republic New York Capital I)...................     $150,000
7.53% Capital Securities (Issued by Republic New York
  Capital II)...............................................      200,000
                                                                 --------
                                                                 $350,000
                                                                 ========

     The TRUPS and 7.53% Capital Securities (the "Trust Securities"), were issued by two trusts of which the Corporation is grantor and were sold to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Each trust exists for the exclusive purpose of issuing Trust Securities and investing the proceeds in junior subordinated debt securities of the Corporation with similar interest rates and maturities. The Trust Securities are guaranteed by the Corporation as to the payment of distributions and the payment on liquidation of the Trust Securities within certain limits. The Trust Securities are a component of Tier 1 capital under applicable risk-based capital rules.

     The Trust Securities are subject to mandatory redemption (i) in whole, but not in part upon repayment in full, at the stated maturity of the junior subordinated debt securities at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debt securities and (ii) in whole or in part on or after November 15, 2006 in respect of Republic New York Capital I and December 4, 2006 in respect of Republic New York Capital II, contemporane-ously with any optional redemption by the Corporation of junior subordinated debt securities at a redemption price equal to the optional prepayment price. Subject to prior approval to do so by the FRB, if required, the respective issues of the junior subordinated debt securities are redeemable during the 12-month periods beginning with the dates above at 103.66% and 103.765% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued but unpaid interest thereon to the date of redemption.

12.  PREFERRED STOCK

     The Corporation is authorized to issue up to 19,999,000 shares of preferred stock. The following table presents information related to the Corporation's issues of preferred stock outstanding at respective year ends.

                                                                              DIVIDEND
                                                                SHARES        RATE AT             AMOUNT
                                                              OUTSTANDING   DECEMBER 31,        OUTSTANDING
                                                              -----------   ------------   ---------------------
                                                                 1997           1997         1997        1996
                                                              -----------   ------------   ---------   ---------
                                                                                                (DOLLARS IN
                                                                                                THOUSANDS)
$1.8125 Cumulative Preferred Stock ($25 stated value).......   3,000,000    7.25%          $ 75,000    $ 75,000
6,000,000 Depositary shares each representing a one-fourth
  interest in a share of adjustable rate Cumulative
  Preferred Stock, Series D ($100 stated value).............   1,500,000    5.29%           150,000     150,000
Dutch Auction Rate Transferable Securities(TM) Preferred
  Stock ("DARTS")
     Series A ($100,000 stated value).......................         625    4.35%            62,500      62,500
     Series B ($100,000 stated value).......................         625    4.38%            62,500      62,500
$2.8575 Cumulative Preferred Stock ($50 stated value).......   3,000,000    5.715%          150,000          --
Money Market Cumulative Preferred(TM) Stock ("MMP")
  ($100,000 per share liquidation preference)*..............          --                         --      50,000
Remarketed Preferred ("RP"(TM)) Stock ($100,000 per share
  liquidation preference)*..................................          --                         --      55,800
$1.9375 Cumulative Preferred Stock ($25 stated value)*......          --                         --     100,000
                                                               ---------                   --------    --------
                                                               7,501,250                   $500,000    $555,800
                                                               =========                   ========    ========

------------
* These shares were redeemed during 1997.

     On September 24, 1997, the Corporation sold, in a public offering, 3 million shares of $2.8575 Cumulative Preferred Stock ($50 Stated Value) (the "Preferred Stock") with an aggregate stated value of $150 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after October 1, 2007 at $50 per share, plus, in each case, dividends accrued and unpaid to the redemption date. A portion of the proceeds were used in the fourth quarter of 1997 to redeem all of the outstanding Money Market Cumulative Preferred(TM) Stock issue with an aggregate liquidation value of $50 million, plus accrued and unpaid dividends to the redemption date.

     The 4 million shares of $1.9375 Cumulative Preferred Stock ($25 Stated Value) were redeemed on February 27, 1997, at $25 per share, plus, accrued and unpaid dividends to the redemption date. Such shares were redeemed with the proceeds of an issue of Junior Subordinated Debt Securities.

     During the first quarter of 1997, the Corporation redeemed 558 shares of the RP issue with an aggregate liquidation value of $55.8 million, plus accrued and unpaid dividends.

     The $1.8125 Cumulative Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000 at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date.

     The 6 million depositary shares outstanding each represent a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Series D Stock"). The dividend rate on the Series D Stock is determined quarterly, by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% nor more than 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended December 31, 1997, was 5.29254%. The Series D Stock is redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999, at $100 per share (which is equivalent to $25 per depositary share), plus accrued and unpaid dividends to the redemption date. The net proceeds were used for general corporate purposes.

     Dividend rates for each dividend period are set pursuant to an auction procedure for the DARTS. The maximum applicable dividend rates on the shares of DARTS range from 110% to 150% of the 60-day "AA" composite commercial paper rate.

     DARTS of each series are redeemable in whole or in part, at the option of the Corporation, at $100,000 per share, plus accrued and unpaid dividends to the redemption date. DARTS are also redeemable, at the option of the Corporation, on any dividend payment date for such series, in whole but not in part, at a redemption price of $100,000 per share plus the payment of accrued and unpaid dividends, if the applicable rate for such series fixed with respect to the dividend period for such series ending on such dividend payment date equals or exceeds the 60-day "AA" composite commercial paper rate on the date of determination of such applicable rate.

13.  INCOME TAXES

     Total income tax expense for each of the years in the three-year period ended December 31, 1997 was allocated as follows:

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Income from operations......................................    $187,222    $171,706    $109,466
Stockholders' equity:
     Net unrealized (depreciation) appreciation on
      securities available for sale, net of taxes...........     (19,818)     79,904      55,375
     Foreign currency translation, net......................      (8,711)    (12,041)      2,389
                                                                --------    --------    --------
                                                                $158,693    $239,569    $167,230
                                                                ========    ========    ========

     The components of the Corporation's consolidated income tax expense from operations were as follows:

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Current Tax Expense:
     Federal................................................    $ 86,110    $100,606    $ 59,312
     Foreign................................................      59,401      23,565      19,150
     State and other........................................       9,400       8,300       6,700
                                                                --------    --------    --------
                                                                 154,911     132,471      85,162
                                                                --------    --------    --------
Deferred Tax Expense:
     Federal................................................      32,311      39,235      24,304
                                                                --------    --------    --------
                                                                $187,222    $171,706    $109,466
                                                                ========    ========    ========

     Income tax expense on operations amounted to $187.2 million for 1997, $171.7 million for 1996 and $109.5 million for 1995, representing effective tax rates of 29.4%, 29.1% and 27.5%, respectively. Total tax expense differs from the amounts computed by applying the statutory U.S. federal income tax rate because of the following:

                                                                 % OF PRETAX INCOME
                                                                --------------------
                                                                1997    1996    1995
                                                                ----    ----    ----
Federal tax expense at statutory rates......................    35.0    35.0    35.0
State and local income tax, net of federal tax benefit......     0.9     0.9     1.1
Interest and dividend income exempt from federal tax........    (4.0)   (4.5)   (6.4)
Other, net..................................................    (2.5)   (2.3)   (2.2)
                                                                ----    ----    ----
Income tax expense as reported..............................    29.4    29.1    27.5
                                                                ====    ====    ====

     The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                                  1997        1996
                                                                --------    --------
                                                                   (IN THOUSANDS)
Deferred tax assets:
     Provision for credit losses............................    $138,910    $134,411
     Exempt income from subsidiary acquisition..............      32,266      50,083
     Unrealized losses on trading account assets and
      securities available for sale.........................      17,086          --
     Employee benefits......................................      26,597      24,042
     Restructuring and related charges......................       5,932      12,966
     Other..................................................      10,999       9,090
                                                                --------    --------
                                                                 231,790     230,592
                                                                --------    --------
Deferred tax liabilities:
     Depreciation...........................................      54,281      50,467
     Domestic tax on overseas income........................     149,182      99,599
     Interest and discount income...........................      60,570      56,228
     Unrealized gains on trading account assets and
      securities available for sale.........................          --      17,888
                                                                --------    --------
                                                                 264,033     224,182
                                                                --------    --------
Net deferred tax (liability) asset..........................    $(32,243)   $  6,410
                                                                ========    ========

     There was no valuation adjustment at December 31, 1997 and 1996, respectively.

     The Corporation has not recognized a deferred tax liability of approximately $100.0 million for undistributed earnings of foreign subsidiaries for taxable years beginning prior to 1987 because the Corporation does not expect those earnings to be distributed and become taxable to the Corporation in the foreseeable future. As of December 31, 1997, the undistributed earnings of these foreign subsidiaries were approximately $365.0 million. Cumulative foreign tax credits of approximately $28.5 million at December 31, 1997 are available for utilization by the Corporation against U.S. income taxes that would arise upon a dividend distribution by its foreign subsidiaries.

     The following table distributes the Corporation's income before income taxes between its domestic and foreign offices for each of the last three years.

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Foreign.....................................................    $458,525    $347,754    $286,576
Domestic....................................................     177,805     242,792     111,539
                                                                --------    --------    --------
                                                                $636,330    $590,546    $398,115
                                                                ========    ========    ========

14.  RESTRUCTURING AND RELATED CHARGES

     In the second quarter of 1995, the Corporation recorded a $120.0 million pre-tax provision, or $1.41 per diluted share, for restructuring and related charges in connection with the implementation of Project Excellence Plus, the Corporation's company-wide project to improve operating efficiencies and reduce costs. The implementation stage of this project began in the second quarter of 1995 and was completed in the second quarter of 1996. Approximately 800 employees were terminated under the restructuring plan, of which two-thirds were non-officer level employees.

     The components of the restructuring charge taken during 1995 were as follows:

                                                                (IN THOUSANDS)
Salaries and employee benefits..............................       $ 71,000
Occupancy, net..............................................         10,000
Other expenses..............................................         39,000
                                                                   --------
                                                                   $120,000
                                                                   ========

     Salaries and employee benefits charges included the cost of terminations and other benefits. The charge to occupancy consisted of lease termination costs for space that was vacated, space consolidation and losses incurred on the sale of properties vacated. Other expenses included project-related implementation costs that consisted of the write-off of obsolete equipment, legal expenses, termination costs of computer service contracts, disposition of real estate, consulting and other professional fees. Cash expenditures related to the restructuring program were made from the Corporation's operating activities and did not have an adverse impact on its operations, liquidity or capital requirements.

15.  BENEFITS

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

                                                                  1997         1996
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including vested
      benefits of $(163,219) in 1997 and $(130,642) in
      1996..................................................    $(171,568)   $(144,076)
                                                                =========    =========
Plan assets at fair value, primarily common stocks and U.S.
  Government securities with the balance in mutual funds....    $ 257,192    $ 226,466
Projected benefit obligation for service rendered to date...     (213,268)    (180,710)
                                                                ---------    ---------
Excess of plan assets over projected benefit obligation.....       43,924       45,756
Unrecognized net (gain) from past experience different from
  that assumed and effects of changes in assumptions........      (41,720)     (37,449)
Prior service cost not yet recognized in net periodic
  pension cost..............................................          616          760
Implementation asset not yet recognized in periodic pension
  cost......................................................       (4,024)      (5,029)
                                                                ---------    ---------
     (Accrued) prepaid pension expense included in other
      liabilities/assets....................................    $  (1,204)   $   4,038
                                                                =========    =========

     Net pension expense in each of the last three years consisted of the following:

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Service cost-benefits earned during the period..............    $  7,713    $  7,447    $  6,295
Interest cost on projected benefit obligation...............      14,205      12,600      10,824
Actual return on plan assets................................     (38,651)    (27,341)    (29,893)
Net amortization and deferral...............................      21,974      12,185      17,471
                                                                --------    --------    --------
     Net periodic pension expense...........................    $  5,241    $  4,891    $  4,697
                                                                ========    ========    ========

     The following table presents the economic assumptions used to calculate the projected benefit obligation and pension expense in each of the last three years.

                                                                1997    1996    1995
                                                                ----    ----    ----
Discount rate...............................................    7.0%    7.5%    7.0%
Rate of compensation increase...............................    5.0     5.0     5.0
Expected long-term rate of return on plan assets............    8.0     8.0     8.0

     In addition to the above funded U.S. Plan, the Corporation has an unfunded supplemental pension plan for certain employees, executive officers and directors. The expense related to these plans amounted to $0.8 million in 1997, $0.9 million in 1996 and $1.0 million in 1995. The unfunded liability for these plans was $10.0 million and $9.8 million at December 31, 1997 and 1996, respectively.

     Retirement benefits in foreign locations generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate pension expense for such plans was approximately $4.8 million in 1997, $4.6 million in 1996 and $3.6 million in 1995.

  Postretirement Benefits

     The Corporation provides postretirement life insurance benefits to its current employees and provides certain retired employees and directors with health care and life insurance benefits. The Corporation's plan for its postretirement benefit obligation is unfunded.

     The following table sets forth information related to the Corporation's postretirement benefit obligation at respective year ends.

                                                                  1997        1996
                                                                --------    --------
                                                                   (IN THOUSANDS)
Accumulated postretirement benefit obligation:
     Retirees including covered dependents and
      beneficiaries.........................................    $(30,413)   $(26,841)
     Fully eligible actives.................................      (1,368)     (1,176)
     Other actives..........................................      (1,038)       (766)
                                                                --------    --------
                                                                 (32,819)    (28,783)
Unrecognized net gain.......................................     (10,246)    (11,757)
Unrecognized transition obligation being recognized over 20
  years.....................................................      13,369      14,322
                                                                --------    --------
     Postretirement benefit obligation included in other
      liabilities...........................................    $(29,696)   $(26,218)
                                                                ========    ========

     A discount rate of 7.0% was used in 1997 and 1995 and 7.5% in 1996 with a 5% compensation increase used to measure the accumulated postretirement benefit obligation in such years. The effect of raising health care gross eligible charges by 1% would increase the aggregate of service cost and interest cost by approximately $270,000 and the accumulated postretirement benefit obligation by approximately $2.8 million.

     The health care trend rate used to measure the expected costs of benefits for 1998 is projected to be 9.0% for those under age 65 and 8.7% for those 65 and older. The rates for those under age 65 and for those 65 and older are assumed to decrease by 1% and 0.4%-0.5% per year, respectively, until they reach 6.0% for retirees under 65 and 6.9% for retirees 65 and older and stabilize at those rates.

     Net postretirement benefit expense for each of the last three years was as follows:

                                                                 1997      1996      1995
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Service cost................................................    $   85    $   85    $   76
Interest cost on accumulated postretirement benefit
  obligation................................................     2,285     1,950     1,848
Amortization of transitional accumulated postretirement
  benefit obligation........................................       953       953       953
Amortization of net gain....................................      (592)     (633)     (436)
                                                                ------    ------    ------
     Net periodic expense...................................    $2,731    $2,355    $2,441
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

  Stock-Based Compensation

     The Corporation has a 1995 Long Term Incentive Stock Plan (the "1995 Plan"). The 1995 Plan was designed to consolidate the Corporation's 1985 Incentive Stock Option Plan, 1985 Non-Qualified Stock Option Plan, and 1985 Restricted Stock Plan (together, the "Prior Plans") and provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards (each, an "Award"), which may be granted individually or in combination to eligible persons. The 1995 Plan provides that it shall terminate on the tenth anniversary of its effective date. An aggregate of 2,640,800 shares of the Corporation's Common Stock was set aside for Awards pursuant to the 1995 Plan. At December 31, 1997, an aggregate of 1,206,562 shares of Common Stock remained available to be awarded under the 1995 Plan. The Prior Plans expired by their terms in 1995 and no new awards may be granted thereunder. However, awards previously granted under the Prior Plans that remain outstanding will continue to be administered in compliance with the terms and conditions of the applicable Prior Plan.

     During 1997, 1996 and 1995, the Corporation issued restricted stock, net of cancellations, in the aggregate amounts of 425,396 shares, 453,164 shares and 190,365 shares of Common Stock, respectively, with approximate market values as of the dates of issue of $44.0 million, $30.5 million and $11.2 million, respectively, in accordance with the terms of restricted stock awards granted under the 1995 Plan and the 1985 Restricted Stock Plan. Such market values are amortized as an expense over the period for which such shares are restricted. At December 31, 1997, 1,961,996 shares of the Corporation's Common Stock remained restricted. The deferred expense related to such shares at year end 1997 was $71,306,000.

     The Corporation also issues stock pursuant to the terms of the Restricted Stock Election Plan, which allows certain officers who have earned deferred compensation to elect to receive payment in the form of restricted stock of the

Corporation. During 1997, 1996 and 1995, 519 shares, 2,367 shares and 760 shares, respectively, of the Corporation's Common Stock were issued pursuant to such Plan, primarily in lieu of cash dividends, with approximate market values as of the dates of issue of $51,000, $151,000 and $38,000, respectively.

     Options to purchase Common Stock, which may be non-qualified or incentive stock options, may be granted at an exercise price determined at the time the option is granted by the Human Resources Committee of the Corporation's Board of Directors (the "Human Resources Committee"), provided, however, that in the case of an incentive stock option, the exercise price must be at least 100% of the fair market value of a share of the Common Stock on the date of grant. Incentive stock options must comply with certain requirements in order that the holders of such options may receive certain beneficial tax treatment in the disposition of shares acquired on the exercise of such an option. Options become exercisable at the times and in the amounts determined by the Human Resources Committee in connection with awarding grants.

     The following is a summary of options transactions in each of the last three years. All of such options, which were last granted in 1992, were granted pursuant to the 1985 Incentive Stock Option Plan or the 1985 Non-Qualified Stock Option Plan. As of December 31, 1997, no options had been granted pursuant to the 1995 Plan.

                                                                            OPTION PRICE
                                                                OPTIONS       PER SHARE
                                                                --------    -------------
Balance, December 31, 1994..................................     479,537    $23.61-$50.19
     Exercised..............................................    (306,850)    23.61- 32.50
     Cancelled..............................................      (3,000)
                                                                --------    -------------
Balance, December 31, 1995..................................     169,687    $23.61-$50.19
     Exercised..............................................     (73,662)    23.61- 32.50
     Cancelled..............................................      (2,250)
                                                                --------    -------------
Balance, December 31, 1996..................................      93,775    $28.71-$50.19
     Exercised..............................................     (28,675)    28.71- 39.38
     Cancelled..............................................          --
                                                                --------    -------------
Balance, December 31, 1997..................................      65,100    $28.92-$50.19
                                                                ========    =============

     At December 31, 1997, options for 60,600 shares were exercisable at prices ranging from $28.92 to $40.79 per share.

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

     The Corporation has a 1994 Performance Based Incentive Compensation Plan (the "Performance Based Plan") in order to comply with the requirements of
Section 162(m) of the Internal Revenue Code governing the deductibility of executive officer compensation over $1 million. The Performance Based Plan is designed to provide an incentive to officers who serve on the Management Executive Committee of the Corporation and are in a position to make a material contribution to the successful operation of the Corporation. The Performance Based Plan is administered by the Human Resources Committee, which has the exclusive power to designate recipients of awards, to establish the basis for the amount to be paid pursuant to the awards and to administer the Performance Based Plan in all other respects. The amount, if any, to be paid pursuant to any award granted for any plan year shall be equal to the lesser of a formula with respect to increases in earnings per share over a base year or a specified percentage of net income of the Corporation. For the 1996 and 1995 Plan Years, the Human Resources Committee certified awards in the aggregate amount of $5.4 million and $3.2 million, respectively, a portion of which were paid out in the form of restricted stock under the 1995 Plan. Awards have been granted for the 1997 Plan Year pursuant to the Performance Based Plan but amounts payable pursuant to such awards have not yet been certified by the Human Resources Committee in accordance with the Performance Based Plan.

16.  GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

     The following geographic analysis of total assets, total operating revenue, income (loss) before income taxes and net income (loss) is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Inasmuch as the Corporation conducts a significant portion of its international activities from its domestic offices, certain other items of revenue and expense, including the provision for credit losses and applicable income taxes, have been subjectively allocated, and, therefore, the data presented may not be meaningful. Based on the above, the following table summarizes the results of the Corporation's international and domestic operations by geographic area for each of the years in the three-year period ended December 31, 1997.

                                                                                  TOTAL     INCOME (LOSS)
                                                                      TOTAL     OPERATING      BEFORE       NET INCOME
                                                                     ASSETS      REVENUE    INCOME TAXES      (LOSS)
                                                                    ---------   ---------   -------------   ----------
                                                                                      (IN MILLIONS)
United Kingdom.............................................  1997   $ 1,156.5   $  144.8       $ 18.5         $ 13.0
                                                             1996     1,295.4      129.1         31.1           22.0
                                                             1995     1,134.8      130.8         17.9           13.0

Europe.....................................................  1997   $ 3,803.7   $  392.6       $ 92.6         $ 65.3
                                                             1996     4,352.7      309.7         43.3           30.7
                                                             1995     3,449.7      293.5         32.6           23.6

Canada.....................................................  1997   $   981.4   $  118.8       $ 32.0         $ 22.6
                                                             1996     1,144.5       90.2         19.4           13.7
                                                             1995     1,162.7       92.7          9.2            6.7

Far East and Australia.....................................  1997   $ 2,324.5   $  270.6       $ 50.1         $ 35.4
                                                             1996     3,274.3      249.6         15.0           10.6
                                                             1995     3,873.6      288.4         17.7           12.8
Caribbean money center locations, Central and South
  America..................................................  1997   $ 3,694.2*  $  366.8       $106.5         $ 75.2
                                                             1996     4,092.5*     321.5        118.5           84.1
                                                             1995     3,233.0*     304.5        106.6           77.2

Middle East and Africa.....................................  1997   $   688.2   $   18.6       $ (0.5)        $ (0.3)
                                                             1996       514.8       18.9         (0.6)          (0.4)
                                                             1995       481.5       10.5         (0.8)          (0.6)

United States..............................................  1997   $42,989.9   $2,426.0       $337.1         $237.9
                                                             1996    37,624.7    2,160.1        363.8          258.1
                                                             1995    30,546.3    1,739.2        214.9          155.9

     Total.................................................  1997   $55,638.4   $3,738.2       $636.3         $449.1
                                                             1996    52,298.9    3,279.1        590.5          418.8
                                                             1995    43,881.6    2,859.6        398.1          288.6

------------
* Included in total assets for this area were 33%, 32% and 46%, at year end 1997, 1996 and 1995, respectively, in Caribbean money center locations.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

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

     The Corporation is obligated under noncancellable leases that expire at various times through 2078. The minimum rental commitments on noncancellable leases for premises are $29.1 million in 1998, $28.7 million in 1999, $25.3 million in 2000, $22.6 million in 2001, $21.3 million in 2002 and an aggregate of $90.6 million thereafter until the expiration of the leases. The minimum rental commitments have not been reduced by aggregate minimum sublease rentals of $24.7 million. Actual net rental expense in 1997, 1996 and 1995 aggregated $35.7 million, $37.6 million and $30.3 million, respectively.

     The subsidiary banks of the Corporation are required to maintain reserves with the Federal Reserve Bank against certain balances. The average required reserves maintained during 1997 totaled $19 million.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying values and estimated fair values of the Corporation's financial instruments. The estimated fair values of derivative financial instruments used as hedges are presented with the related on-balance-sheet asset or liability.

                                                                              DECEMBER 31,
                                                              ---------------------------------------------
                                                                      1997                    1996
                                                              ---------------------   ---------------------
                                                              CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                               VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                              --------   ----------   --------   ----------
                                                                              (IN MILLIONS)
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks........................  $ 4,757     $ 4,764     $ 5,909     $ 5,923
     Derivative related.....................................       --         (12)         --          (2)
Securities held to maturity.................................    9,237       9,463       8,135       8,194
     Derivative related.....................................       --         (71)         --         (49)
Securities available for sale...............................   16,428      16,428      13,124      13,124
     Derivative related.....................................     (151)       (151)        (84)        (84)
Trading account assets......................................      909         909       1,478       1,478
     Derivative related.....................................    3,602       3,602       3,330       3,330
Loans, net..................................................   12,033      12,374      11,372      11,602
     Derivative related.....................................       --          --          --          (2)
Other financial assets......................................    5,631       5,631       5,867       5,867
                                                              -------     -------     -------     -------
                                                               52,446      52,937      49,131      49,381
                                                              -------     -------     -------     -------
FINANCIAL LIABILITIES, INCLUDING HEDGES:
Deposits with no stated maturity and deposits maturing
  within six months.........................................   28,543      28,543      26,445      26,445
Deposits maturing in over six months........................    4,847       4,845       5,281       5,278
     Derivative related.....................................       --          (4)         --          (5)
Trading account liabilities.................................    1,061       1,061         838         838
     Derivative related.....................................    4,260       4,260       3,564       3,564
Short-term borrowings.......................................    5,614       5,614       5,447       5,447
     Derivative related.....................................       --          (3)         --          --
Long-term debt, subordinated long-term debt, perpetual
  capital notes and preferred securities of subsidiary
  trusts....................................................    4,814       5,079       4,249       4,429
     Derivative related.....................................       --        (107)         --         (45)
Other financial liabilities.................................    2,590       2,590       2,652       2,652
                                                              -------     -------     -------     -------
                                                               51,729      51,878      48,476      48,603
                                                              -------     -------     -------     -------
Net financial assets........................................  $   717     $ 1,059     $   655     $   778
                                                              =======     =======     =======     =======
Estimated net fair value-more than carrying value...........              $   342                 $   123
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

  Financial Assets

     Interest-bearing deposits with banks, amounting to $4.4 billion in 1997 and $5.6 billion in 1996, mature within six months and are considered to have a fair value equivalent to their carrying value. The fair value of interest-bearing deposits with banks maturing in more than six months is estimated using a discounted cash flow model based on current market rates for comparable instruments with similar maturities.

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

  Financial Liabilities

     Deposits without a stated maturity include demand, savings and money market accounts. These deposits amounted to $8.9 billion in 1997 and $8.5 billion in 1996 and are reported at their carrying value. No value has been assigned to the franchise value of these deposits. The Corporation believes, however, that significant value exists in this type of deposit and in its franchises and individual business units. Deposits maturing within six months aggregated $19.6 billion in 1997 and $17.9 billion in 1996, and their fair value is considered to equal their carrying value. The fair value of deposits maturing in more than six months is based on rates offered for deposits with similar remaining maturities.

     Trading account liabilities are carried at market value and include securities sold short, non interest-bearing precious metals payables and unrealized losses and premiums received on off-balance-sheet contracts.

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

  Off-Balance-Sheet Financial Instruments

     Commitments to extend credit, standby letters of credit and foreign office guarantees and commercial letters of credit aggregated $7.9 billion and $5.9 billion at year end 1997 and 1996, respectively. If ultimately funded, these commitments are priced at current market rates.

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

19.  DERIVATIVE FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

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

                                                                                   DECEMBER 31,
                                                              -------------------------------------------------------
                                                                         1997                         1996
                                                              --------------------------   --------------------------
                                                                           CONTRACTUAL/NOTIONAL AMOUNTS
                                                              -------------------------------------------------------
                                                                         ASSET/LIABILITY              ASSET/LIABILITY
                                                              TRADING      MANAGEMENT      TRADING      MANAGEMENT
                                                              --------   ---------------   --------   ---------------
                                                                                   (IN MILLIONS)
INTEREST RATE:
     Futures and forwards...................................  $ 11,449       $ 2,492       $ 23,317       $   450
     Swaps..................................................    26,427        12,339         29,516         8,024
     Options written........................................     7,324            --          7,769            --
     Options purchased......................................     8,773         5,673         14,374         4,535
                                                              --------       -------       --------       -------
                                                              $ 53,973       $20,504       $ 74,976       $13,009
                                                              ========       =======       ========       =======
FOREIGN EXCHANGE:
     Swaps, futures and forwards............................  $103,660       $ 1,234       $106,759       $   570
     Options written........................................    31,843            --         36,686            --
     Options purchased......................................    31,245            --         33,428            --
                                                              --------       -------       --------       -------
                                                              $166,748       $ 1,234       $176,873       $   570
                                                              ========       =======       ========       =======
OTHER-PRINCIPALLY PRECIOUS METALS:
     Swaps, futures and forwards............................  $ 18,417       $    --       $ 14,575       $    --
     Options written........................................     4,435            --          2,147            --
     Options purchased......................................     4,994            --          2,643            --
                                                              --------       -------       --------       -------
                                                              $ 27,846       $    --       $ 19,365       $    --
                                                              ========       =======       ========       =======

     Using replacement cost at the prevailing rate on all contracts in a gain position, the Corporation's estimated risk of loss at year end 1997 and 1996 was $701 million and $797 million, respectively, on interest rate contracts, and $2.9 billion and $2.2 billion, respectively, on foreign exchange and precious metals contracts.

  Credit Related Instruments

     In the normal course of its business, there are various outstanding commitments and contingent liabilities of the Corporation that are not reflected in the consolidated financial statements. The Corporation enters into various types of agreements with its customers which support the customers' credit standing, guarantee customers' performance to third parties or commit to advance funds in the form of loans. These commitments usually have fixed expiration dates and may require the customer to pay a fee. The aggregate of such commitments and contingent obligations represents the maximum principal amount which the Corporation may be required to disburse and the maximum potential exposure if all such obligations were ultimately to become worthless. To control risk of loss, global credit limits which cover total exposure across all products are established for each counterparty and are monitored and reviewed regularly.

     A summary of the contractual amount of credit-related instruments at December 31, is as follows:

                                                                 1997      1996
                                                                ------    ------
                                                                 (IN MILLIONS)
Commitments to extend credit................................    $5,574    $3,926
Standby letters of credit and foreign office guarantees.....     1,722     1,340
Commercial letters of credit................................       606       654
                                                                ======    ======

  Credit Related Risk Concentrations

     In the normal course of its business, the Corporation's activities include significant amounts of credit risk in its relationships with domestic and international financial institutions. Such obligations aggregated approximately 22% and 25% of the Corporation's on-balance-sheet financial instruments at December 31, 1997 and 1996, respectively. This exposure included approximately 45% at year end 1997 and 1996, respectively, in the form of interest-bearing deposits with foreign banks and branches and agencies of foreign banks located in the United States. The Corporation's credit exposure to the U.S. federal government and its agencies was approximately 29% and 25% of respective year end 1997 and 1996 on-balance-sheet financial instruments. The Corporation's real estate loan portfolio represented approximately 8% of on-balance-sheet financial instruments at year end 1997 and 1996, respectively. Credit exposure in the real estate loan portfolio is concentrated in loans in the New York metropolitan area, secured by multi-family and commercial real estate properties and, to a lesser degree, residential properties.

     The Corporation transacts a substantial portion of its off-balance-sheet activities with other financial institutions, including major international and domestic banks, insurance companies, securities dealers and government agencies, both foreign and domestic. The diversity of the counterparties allows the Corporation to minimize credit risk.

20.  TRANSACTIONS WITH RELATED PARTIES

     The following is a summary of significant balances, in the aggregate, of transactions with related parties, primarily Safra Republic and Banco Safra S.A. of Brazil, included in the Corporation's Consolidated Statements of Condition at respective year ends.

                                                                  1997        1996
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS:
     Interest-bearing deposits with banks...................    $ 11,357    $221,466
     Securities available for sale..........................          --      40,200
     Loans..................................................     119,303      79,496
                                                                ========    ========
LIABILITIES:
     Deposits...............................................    $325,540    $334,759
     Trading account liabilities............................       4,565       8,872
     Short-term borrowings..................................      20,590      12,042
     Long-term debt.........................................       4,872       5,846
                                                                ========    ========

     At December 31, 1997, Mr. Edmond J. Safra, through Saban S.A. and a subsidiary thereof, owned approximately 28.1% of the Corporation's outstanding Common Stock and, through Saban S.A., owned approximately 20.8% of Safra Republic's outstanding common shares.

     Mr. Safra, through Saban S.A. and a subsidiary thereof, has received approval, which expires on April 30, 1998, from the Board of Governors of the Federal Reserve System (the "FRB") to acquire up to 1,622,150 additional shares of Common Stock of the Corporation in the open market and through privately negotiated transactions. If all such shares of Common Stock were acquired, Mr. Safra would increase his ownership to approximately 31.1% of the Corporation's outstanding Common Stock.

21.  STOCKHOLDER'S EQUITY OF REPUBLIC NATIONAL BANK OF NEW YORK

     A summary of changes in the stockholder's equity accounts of the Bank is as follows:

                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
COMMON STOCK:
Balance at beginning of year................................    $  400,000    $  355,000
     Stock dividend declared, 450,000 shares................            --        45,000
                                                                ----------    ----------
Balance at end of year......................................    $  400,000    $  400,000
                                                                ==========    ==========
SURPLUS:
Balance at beginning of year................................    $1,631,834    $1,492,278
     Capital contribution by parent.........................         6,497       140,447
     Treasury stock transactions of affiliate...............        (2,176)         (891)
                                                                ----------    ----------
Balance at end of year......................................    $1,636,155    $1,631,834
                                                                ==========    ==========
RETAINED EARNINGS:
Balance at beginning of year................................    $1,109,513    $  990,194
     Net income.............................................       427,243       414,756
     Dividends declared.....................................      (275,000)     (275,000)
     Foreign currency translation, net of taxes.............       (16,216)      (20,437)
                                                                ----------    ----------
Balance at end of year......................................    $1,245,540    $1,109,513
                                                                ==========    ==========
NET UNREALIZED APPRECIATION (DEPRECIATION) ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year................................    $   33,157    $  (76,049)
     Unrealized appreciation................................       (38,116)      176,478
     Income tax expense.....................................        13,341       (67,272)
                                                                ----------    ----------
Balance at end of year......................................    $    8,382    $   33,157
                                                                ==========    ==========
TOTAL STOCKHOLDER'S EQUITY:
Balance at beginning of year................................    $3,174,504    $2,761,423
     Net changes during the year............................       115,573       413,081
                                                                ----------    ----------
Balance at end of year......................................    $3,290,077    $3,174,504
                                                                ==========    ==========

     The Bank, as a national banking association, is subject to legal limitations on the amount of dividends that may be paid to the Corporation, the Bank's sole shareholder. The prior approval of the Comptroller of the Currency (the "OCC") is required to the extent the total of all dividends to be declared and paid by a national bank in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the two preceding calendar years, less any required transfers to surplus. Under this limitation, at December 31, 1997, the Bank may declare dividends without the prior approval of the OCC of up to $292 million plus an additional amount equal to the Bank's retained net profits for 1998 to the date of any dividend declaration.

     The Federal Reserve Act limits extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, affiliates by member banks and also requires that such transactions be secured by specific obligations. Such transactions, aggregated with certain other transactions with affiliates, are limited to 10% of the Bank's capital and surplus, as defined, to any one affiliate and to 20% of such amount in the aggregate to all such affiliates. Based upon these requirements, the Bank could have advanced, assuming adequate qualifying collateral was available, up to $361 million to the Corporation at December 31, 1997.

22.  REGULATORY CAPITAL REQUIREMENTS

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

                                                                                 FOR CAPITAL           TO BE WELL
                                                               ACTUAL         ADEQUACY PURPOSES       CAPITALIZED
                                                         ------------------   ------------------   ------------------
                                                           AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                                         ----------   -----   ----------   -----   ----------   -----
                                                                               ($ IN THOUSANDS)
AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted Assets):
     Republic New York Corp. and Subsidiaries..........  $6,850,590   21.58%  $2,539,816      8%   $3,174,769     10%
     Republic National Bank of New York................   3,991,451   17.64%   1,809,714      8%    2,262,142     10%
Tier 1 Capital (to Risk Weighted Assets):
     Republic New York Corp. and Subsidiaries..........  $4,118,326   12.97%  $1,269,908      4%   $1,904,862      6%
     Republic National Bank of New York................   2,998,122   13.25%     904,857      4%    1,357,285      6%
Leverage Ratio -- Tier 1 Capital (to Average Assets):
     Republic New York Corp. and Subsidiaries..........  $4,118,326    5.60%  $2,207,113      3%   $2,942,817      4%
     Republic National Bank of New York................   2,998,122    6.09%   1,477,950      3%    2,463,250      5%
AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets):
     Republic New York Corp. and Subsidiaries..........  $6,338,802   23.28%  $2,178,050      8%   $2,722,562     10%
     Republic National Bank of New York................   3,616,265   18.15%   1,594,266      8%    1,992,833     10%
Tier 1 Capital (to Risk Weighted Assets):
     Republic New York Corp. and Subsidiaries..........  $3,756,619   13.80%  $1,089,025      4%   $1,633,537      6%
     Republic National Bank of New York................   2,818,578   14.14%     797,133      4%    1,195,700      6%
Leverage Ratio -- Tier 1 Capital (to Average Assets):
     Republic New York Corp. and Subsidiaries..........  $3,756,619    5.87%  $1,918,978      3%   $2,558,638      4%
     Republic National Bank of New York................   2,818,578    6.30%   1,342,459      3%    2,237,432      5%

     As of December 31, 1997, the Bank exceeded all minimum regulatory capital requirements and the requirements to be a "well capitalized" institution as set forth in the above table.

23.  REPUBLIC NEW YORK CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
ASSETS
Deposits with subsidiary bank, principally
  interest-bearing..........................................    $  420,625    $  572,433
Investment in bank subsidiaries.............................     3,344,142     3,233,925
Investment in non-bank subsidiaries.........................     1,127,286     1,056,783
Securities held to maturity.................................       136,220       117,771
Securities available for sale...............................       615,107       944,605
Investment in subordinated debt of subsidiary bank..........       825,000       575,000
Securities purchased under resale agreements................       168,809            --
Securities purchased under resale agreements with subsidiary
  bank......................................................       166,794            --
Advances to non-bank subsidiaries...........................       338,310       370,038
Loans, net of unearned income...............................        46,598        14,341
Trading account assets......................................         9,255       107,400
Dividends receivable from subsidiaries......................            --        65,000
Other assets................................................       176,614       189,536
                                                                ----------    ----------
     Total assets...........................................    $7,374,760    $7,246,832
                                                                ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper............................................    $  418,911    $  862,347
Trading account liabilities.................................       286,975        71,872
Other liabilities...........................................       120,709       145,820
Long-term debt (note 10)....................................       100,000       100,000
Subordinated long-term debt and perpetual capital notes
  (note 10).................................................     2,650,000     2,400,000
Junior subordinated debt issued to subsidiary trusts (note
  11).......................................................       360,185       360,173
Stockholders' equity (notes 12 and 15):
     Cumulative preferred stock, no par value...............       500,000       555,800
     Common stock, $5 par value.............................       271,771       275,048
     Surplus................................................       421,535       502,425
     Retained earnings......................................     2,227,012     1,918,880
     Net unrealized appreciation on securities available for
      sale, net of taxes....................................        17,662        54,467
                                                                ----------    ----------
     Total stockholders' equity.............................     3,437,980     3,306,620
                                                                ----------    ----------
     Total liabilities and stockholders' equity.............    $7,374,760    $7,246,832
                                                                ==========    ==========

CONDENSED STATEMENTS OF INCOME

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
INCOME:
     Dividends from bank subsidiaries.......................    $285,282    $230,000    $184,000
     Dividends from non-bank subsidiaries...................      40,500      11,000       5,000
     Interest from subsidiaries.............................     104,701      90,524      99,937
     Interest and dividend income...........................      61,060      59,473      55,572
     Trading account profits and commissions................       1,027       2,444         803
     Investment securities gains (losses), net..............         333         108        (110)
     Other income...........................................       4,670       1,538         628
                                                                --------    --------    --------
          Total income......................................     497,573     395,087     345,830
                                                                --------    --------    --------
EXPENSES:
     Salaries and employee benefits.........................      48,833      38,519      35,654
     Interest on long-term debt and commercial paper........     251,752     224,873     226,996
     Restructuring and related charges......................          --          --      42,103
     Other expenses.........................................       3,867      11,072      17,428
                                                                --------    --------    --------
          Total expenses....................................     304,452     274,464     322,181
                                                                --------    --------    --------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries................................     193,121     120,623      23,649
Applicable income tax benefit-current.......................      54,617      57,437      73,271
                                                                --------    --------    --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARIES..............................................     247,738     178,060      96,920
Equity in undistributed net income of subsidiaries..........     201,370     240,780     191,729
                                                                --------    --------    --------
NET INCOME..................................................    $449,108    $418,840    $288,649
                                                                ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                  1997         1996         1995
                                                                ---------    ---------    ---------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $ 449,108    $ 418,840    $ 288,649
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Equity in undistributed net income of subsidiaries.....     (201,370)    (240,780)    (191,729)
     Net change in trading accounts.........................      313,248      (25,422)     (10,106)
     Net change in dividends receivable from subsidiaries...       65,000       19,000      (64,000)
     Other, net.............................................      (12,189)     (24,709)     (12,782)
                                                                ---------    ---------    ---------
Net cash provided by operating activities...................      613,797      146,929       10,032
                                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits with subsidiary bank...............................      151,808      (96,891)     343,948
Cash contributions to bank and non-bank subsidiaries........      (41,232)    (153,752)    (102,300)
Short-term investments......................................      311,049     (154,348)     (82,402)
Investment in subordinated debt of subsidiary bank..........     (250,000)     100,000           --
Securities purchased under resale agreements................     (168,809)          --           --
Securities purchased under resale agreements with subsidiary
  bank......................................................     (166,794)          --           --
Advances to subsidiaries....................................       31,728      (65,670)      77,347
Loans.......................................................      (32,257)       1,151       (7,199)
Other, net..................................................       25,077       16,881      109,348
                                                                ---------    ---------    ---------
Net cash provided by (used in) investing activities.........     (139,430)    (352,629)     338,742
                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Commercial paper............................................     (443,436)     194,784     (311,827)
Proceeds from issuance of subordinated long-term debt.......      250,000      100,000           --
Proceeds from issuance of junior subordinated debt to
  subsidiary trusts.........................................           12      360,173           --
Repayment of subordinated long-term debt....................           --     (100,000)          --
Repayment of long-term debt.................................           --     (100,000)          --
Net proceeds from issuance of cumulative preferred stock....      146,900           --       72,563
Repurchase of cumulative preferred stock....................     (205,800)     (19,200)          --
Repurchase of common stock..................................     (107,905)    (133,724)     (18,421)
Cash dividends paid.........................................     (120,829)    (115,136)    (113,431)
Other, net..................................................        6,691       18,803       22,342
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities.........     (474,367)     205,700     (348,774)
                                                                ---------    ---------    ---------
Cash and due from banks at beginning and end of year........    $      --    $      --    $      --
                                                                =========    =========    =========

24.  ACQUISITION OF BROOKLYN BANCORP, INC.

     On February 29, 1996, the Corporation completed the acquisition of Brooklyn Bancorp, Inc. ("BBI") and its wholly-owned subsidiary, CrossLand, which was merged into the Bank. The Corporation purchased all of the common stock and common stock equivalents of BBI at $41.50 for a total consideration of approximately $530 million. The acquisition was accounted for as a purchase and BBI's results are included from the date of acquisition. Goodwill, the excess of cost over the market value of net assets acquired, amounted to $146.7 million at December 31, 1997 and is being amortized to expense on a straight-line basis over a life of fifteen years. Approximately $197 million of assets acquired from BBI are currently subject to a loss-sharing agreement with the FDIC. Under this agreement, the Corporation will be reimbursed by the FDIC for 80 percent of any losses it incurs through the expiration of the agreement on June 30, 1998. On the date of acquisition, BBI had total assets of approximately $4.1 billion, investment securities of $2.0 billion and loans of $1.3 billion, total deposits of approximately $3.6 billion and 30 branches in the New York metropolitan area.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

[KPMG PEAT MARWICK LOGO]

The Board of Directors and Stockholders
Republic New York Corporation:

     We have audited the accompanying consolidated statements of condition of Republic New York Corporation (the "Corporation") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997, and the consolidated statements of condition of Republic National Bank of New York as of December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic New York Corporation as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 1997, and the consolidated financial position of Republic National Bank of New York as of December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                                                 [KPMG LOGO SIG]

New York, New York
January 20, 1998

REPORT OF MANAGEMENT

  Financial Statements

     The consolidated financial statements and the related notes thereto have been prepared by the management of Republic New York Corporation (the "Corporation") in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates by management. Management's Discussion and Analysis appearing elsewhere in this Annual Report is consistent with the content of the financial statements.

     KPMG Peat Marwick LLP, the Corporation's independent auditors, have audited the consolidated financial statements of the Corporation and their report thereon is presented herein. Such report represents that the Corporation's consolidated financial statements, present fairly, in all material respects, its financial position and results of operations in conformity with generally accepted accounting principles.

  Internal Control Over Financial Reporting

     Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Corporation. The Audit Committee of the Board of Directors is responsible for ascertaining that the accounting policies employed by management are reasonable and that internal control is adequate. The Director of Internal Audit of the Corporation conducts audits and reviews of the Corporation's worldwide operations and reports directly to the Audit Committee of the Board of Directors. In addition, KPMG Peat Marwick LLP, has direct, private access to the Audit Committee of the Board of Directors to discuss the results of their audits as well as other auditing and financial reporting matters as they deem necessary.

     There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1997, the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles.

  Compliance With Laws And Regulations

     Management is also responsible for maintaining effective internal control over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

     Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiary, Republic National Bank of New York, complied, in all material respects, with such laws and regulations during the year ended December 31, 1997.

[/s/ Walter H. Weiner]
Walter H. Weiner
Chairman of the Board
                                     [/s/ John D. Kaberle, Jr.]
                                           John D. Kaberle, Jr.
                                       Executive Vice President and
                                           Comptroller --
                                         Principal Financial and Accounting
                                           Officer

New York, New York
January 20, 1998

REPUBLIC NEW YORK CORPORATION
INDEPENDENT ACCOUNTANTS' REPORT ON MANAGEMENT'S ASSERTIONS RELATED TO INTERNAL CONTROL OVER FINANCIAL REPORTING

[KPMG PEAT MARWICK LOGO]

The Board of Directors
Republic New York Corporation:

     We have examined management's assertion that Republic New York Corporation (the "Corporation") maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997 included in the accompanying Report of Management-Internal Control over Financial Reporting.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control, errors or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assertion that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997 is fairly stated, in all material respects, based upon criteria described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                                                 [KPMG LOGO SIG]

New York, New York
January 20, 1998

SUPPLEMENTARY DATA

                         REPUBLIC NEW YORK CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                             DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     1997          1996          1995          1994          1993
                                                  -----------   -----------   -----------   -----------   -----------
                                                                            (IN THOUSANDS)
ASSETS
Cash and due from banks.........................  $   901,783   $   710,183   $   675,683   $   867,242   $   636,633
Interest-bearing deposits with banks............    4,756,804     5,909,195     6,094,495    10,242,061     5,346,647
Precious metals.................................    1,241,956     1,231,319     1,250,038     1,456,269     1,117,610
Securities held to maturity.....................    9,237,151     8,135,068     4,487,022     5,887,672     1,992,847
Securities available for sale...................   16,276,667    13,040,445    11,751,523     5,552,056    12,956,946
                                                  -----------   -----------   -----------   -----------   -----------
          Total investment securities...........   25,513,818    21,175,513    16,238,545    11,439,728    14,949,793
Trading account assets..........................    4,510,955     4,807,788     4,035,606     2,543,637     1,194,629
Federal funds sold and securities purchased
  under resale agreements.......................    2,169,291     2,109,109     1,749,268     1,123,925     2,322,465
Loans, net of unearned income...................   12,359,741    11,721,936     9,843,960     8,913,490     9,508,558
Allowance for possible credit losses............     (326,481)     (350,358)     (300,593)     (319,220)     (311,855)
Customers' liability on acceptances.............      121,022       938,615       818,007     1,514,461     1,134,294
Accounts receivable and accrued interest........    2,452,721     2,108,318     1,946,077     1,797,491     2,117,879
Investment in affiliate.........................      864,178       806,274       722,466       607,818       625,333
Premises and equipment..........................      469,103       469,231       436,771       428,017       399,626
Other assets....................................      603,464       661,728       371,231       452,986       451,860
                                                  -----------   -----------   -----------   -----------   -----------
          Total assets..........................  $55,638,355   $52,298,851   $43,881,554   $41,067,905   $39,493,472
                                                  ===========   ===========   ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
     In domestic offices........................  $ 2,699,819   $ 2,296,267   $ 1,740,035   $ 1,701,667   $ 1,427,518
     In foreign offices.........................      222,957       177,675       160,133       114,503       135,251
Interest-bearing deposits:
     In domestic offices........................   12,214,760    12,559,554     8,471,452     8,534,562     8,724,797
     In foreign offices.........................   18,251,998    16,692,083    14,548,013    12,375,270    12,513,684
                                                  -----------   -----------   -----------   -----------   -----------
          Total deposits........................   33,389,534    31,725,579    24,919,633    22,726,002    22,801,250
Trading account liabilities.....................    5,320,864     4,402,085     3,719,651     2,087,594       177,475
Short-term borrowings...........................    5,613,834     5,446,841     3,890,768     4,969,394     4,164,419
Acceptances outstanding.........................      121,371       939,598       819,766     1,517,675     1,137,636
Accounts payable and accrued expenses...........    2,191,840     1,405,822     2,840,048     1,325,953     2,873,903
Due to factored clients.........................      593,815       604,686       528,684       680,010       614,549
Other liabilities...............................      154,682       218,910       193,645       134,792       122,203
Long-term debt..................................    1,814,435     1,498,710     1,555,111     2,580,831     2,582,875
Subordinated long-term debt and perpetual
  capital notes.................................    2,650,000     2,400,000     2,406,440     2,406,266     2,271,940

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts
  holding solely junior subordinated debt
  securities....................................      350,000       350,000            --            --            --
Stockholders' equity:
     Preferred stock, no par value..............      500,000       555,800       575,000       672,500       556,425
     Common stock, $5 par value.................      271,771       275,048       281,298       263,106       263,516
     Surplus....................................      421,535       502,425       590,008       437,653       459,713
     Retained earnings..........................    2,227,012     1,918,880     1,636,264     1,457,609     1,204,818
     Net unrealized appreciation (depreciation)
       on securities available for sale, net of
       taxes....................................       17,662        54,467       (74,762)     (191,480)      262,750
                                                  -----------   -----------   -----------   -----------   -----------
          Total stockholders' equity............    3,437,980     3,306,620     3,007,808     2,639,388     2,747,222
                                                  -----------   -----------   -----------   -----------   -----------
          Total liabilities and stockholders'
            equity..............................  $55,638,355   $52,298,851   $43,881,554   $41,067,905   $39,493,472
                                                  ===========   ===========   ===========   ===========   ===========

                         REPUBLIC NEW YORK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          1997         1996         1995         1994         1993
                                                       ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans...........................  $1,069,583   $  919,230   $  749,719   $  696,816   $  635,484
Interest on deposits with banks......................     298,416      376,030      526,185      414,294      295,871
Interest and dividends on investment securities:
     Taxable.........................................   1,511,817    1,279,226      927,740      871,785      847,022
     Exempt from federal income taxes................      90,134       93,257       89,744       76,783       65,759
Interest on trading account assets...................     115,594       67,279       55,736       55,736       54,467
Interest on federal funds sold and securities
  purchased under resale agreements..................     124,347       98,061       97,547       57,915       34,323
                                                       ----------   ----------   ----------   ----------   ----------
          Total interest income......................   3,209,891    2,833,083    2,446,671    2,173,329    1,932,926
                                                       ----------   ----------   ----------   ----------   ----------
INTEREST EXPENSE:
Interest on deposits.................................   1,451,023    1,282,205    1,138,075      827,790      689,234
Interest on short-term borrowings....................     449,009      333,075      218,804      218,529      197,769
Interest on long-term debt...........................     281,994      255,618      270,893      280,536      270,072
                                                       ----------   ----------   ----------   ----------   ----------
          Total interest expense.....................   2,182,026    1,870,898    1,627,772    1,326,855    1,157,075
                                                       ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME..................................   1,027,865      962,185      818,899      846,474      775,851
Provision for credit losses..........................      16,000       32,000       12,000       19,000       85,000
                                                       ----------   ----------   ----------   ----------   ----------
Net interest income after provision for credit
  losses.............................................   1,011,865      930,185      806,899      827,474      690,851
                                                       ----------   ----------   ----------   ----------   ----------
OTHER OPERATING INCOME:
Income from precious metals..........................      14,069       24,700       38,049       50,930       37,910
Foreign exchange trading income......................     119,642       98,165      113,051       91,028      111,572
Trading account profits and commissions..............      36,964       52,941       24,746       27,357       78,742
Investment securities gains, net.....................      35,117       23,247       25,663       14,971        1,295
Net gain (loss) on loans sold or held for sale.......      19,838          974        6,765        1,763         (843)
Commission income....................................      87,524       71,393       56,935       57,297       50,956
Equity in earnings of affiliate......................     125,116       93,418       79,481       77,376       59,463
Other income.........................................      90,038       81,277       68,191       65,646       56,377
                                                       ----------   ----------   ----------   ----------   ----------
          Total other operating income...............     528,308      446,115      412,881      386,368      395,472
                                                       ----------   ----------   ----------   ----------   ----------
OTHER OPERATING EXPENSES:
Salaries.............................................     279,847      256,002      237,414      238,825      203,759
Employee benefits....................................     195,170      164,099      144,202      142,358      143,748
Occupancy, net.......................................      71,325       72,692       57,975       55,425       48,161
Restructuring and related charges....................          --           --      120,000       17,000           --
Other expenses.......................................     357,501      292,961      262,074      267,868      239,297
                                                       ----------   ----------   ----------   ----------   ----------
          Total other operating expenses.............     903,843      785,754      821,665      721,476      634,965
                                                       ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES...........................     636,330      590,546      398,115      492,366      451,358
Income taxes.........................................     187,222      171,706      109,466      152,358      150,153
                                                       ----------   ----------   ----------   ----------   ----------
NET INCOME...........................................  $  449,108   $  418,840   $  288,649   $  340,008   $  301,205
                                                       ==========   ==========   ==========   ==========   ==========
NET INCOME APPLICABLE TO COMMON STOCK -- DILUTED.....  $  423,281   $  386,027   $  256,764   $  315,853   $  283,627
                                                       ==========   ==========   ==========   ==========   ==========
Net income per common share:
     Basic...........................................  $     7.98   $     7.15   $     4.77   $     5.95   $     5.31
     Diluted.........................................        7.88         7.07         4.65         5.69         5.10
Cash dividends declared per common share.............        1.84         1.52         1.44         1.32         1.08
Average common shares outstanding:
     Basic...........................................      52,813       53,740       52,321       51,001       51,100
     Diluted.........................................      53,731       54,594       55,256       55,481       55,572

                         REPUBLIC NEW YORK CORPORATION

SELECTED FINANCIAL DATA -- SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                    1997                                        1996
                                  -----------------------------------------   -----------------------------------------
                                   FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.................  $844,676   $817,831   $799,926   $747,458   $739,641   $721,827   $705,968   $665,647
Interest expense................   578,336    561,081    548,706    493,903    488,941    475,343    464,053    442,561
                                  --------   --------   --------   --------   --------   --------   --------   --------
Net interest income.............   266,340    256,750    251,220    253,555    250,700    246,484    241,915    223,086
Provision for credit losses.....     4,000      4,000      4,000      4,000      4,000     20,000      4,000      4,000
                                  --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after
  provision for credit losses...   262,340    252,750    247,220    249,555    246,700    226,484    237,915    219,086
Other operating income..........   147,261    129,573    125,069    126,405    119,883    109,783    109,177    107,272
Other operating expenses........   254,268    220,893    214,495    214,187    207,224    198,294    195,887    184,349
                                  --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes......   155,333    161,430    157,794    161,773    159,359    137,973    151,205    142,009
Income taxes....................    39,262     49,142     47,289     51,529     50,813     30,321     48,155     42,417
                                  --------   --------   --------   --------   --------   --------   --------   --------
Net income......................  $116,071   $112,288   $110,505   $110,244   $108,546   $107,652   $103,050   $ 99,592
                                  ========   ========   ========   ========   ========   ========   ========   ========
Net income applicable to common
  stock -- diluted..............  $108,525   $106,414   $104,920   $103,422   $100,202   $ 99,347   $ 94,944   $ 91,534
                                  ========   ========   ========   ========   ========   ========   ========   ========
Net income per common share:
     Basic......................  $   2.06   $   2.01   $   1.98   $   1.94   $   1.88   $   1.85   $   1.75   $   1.68
     Diluted....................      2.02       1.98       1.97       1.91       1.85       1.83       1.74       1.66
Average common shares
  outstanding:
     Basic......................    52,564     52,779     52,816     53,098     53,220     53,337     54,016     54,398
     Diluted....................    53,678     53,833     53,362     54,050     54,306     54,312     54,511     55,250

AFFILIATE FINANCIAL STATEMENTS

                          SAFRA REPUBLIC HOLDINGS S.A.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                              DECEMBER 31,
                                                                        ------------------------
                                                              NOTES        1997          1996
                                                              ------    ----------    ----------
                                                                          (IN THOUSANDS OF US$
                                                                         EXCEPT PER SHARE DATA)
ASSETS:
Cash and due from banks.....................................                73,815        80,760
Interest-bearing deposits with banks........................       3     7,476,969     6,041,717
Investment securities:                                             4
     Securities available for sale (at approximate market
      value)................................................             5,141,629     4,916,012
     Securities held to maturity (approximate market value
      of US$4,370,259 in 1997 and US$3,740,434 in 1996).....             4,344,008     3,749,369
                                                                        ----------    ----------
          Total investment securities.......................             9,485,637     8,665,381
                                                                        ----------    ----------
Trading account assets......................................       5       248,941       202,211
Loans, net of unearned income...............................       6     2,288,896     1,687,050
Allowance for possible credit losses........................       7      (134,351)     (131,071)
Accrued interest receivable.................................               242,310       227,260
Due from brokers............................................               262,505       160,332
Premises and equipment......................................               141,088       139,341
Other assets................................................               270,490       150,428
                                                                        ----------    ----------
          Total assets......................................            20,356,300    17,223,409
                                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Client deposits.............................................            13,589,790    11,576,742
Bank deposits...............................................             1,811,275     1,761,205
                                                                        ----------    ----------
          Total deposits....................................       8    15,401,065    13,337,947
                                                                        ----------    ----------
Trading account liabilities.................................       5       225,659       148,326
Short-term repurchase agreements............................       9     1,468,190     1,508,604
Accrued interest payable....................................               176,414       182,733
Due to brokers..............................................                80,331        40,150
Other liabilities...........................................               242,627       187,539
Long-term repurchase agreements.............................       9       601,448            --
Long-term debt..............................................      10       150,000       175,000
Commitments and contingent liabilities                            21
Subordinated long-term debt due in 2997.....................      11       250,000            --
SHAREHOLDERS' EQUITY:                                         13, 14
     Common stock, US$2.50 par value, 400,000,000 shares
      authorised; 35,662,024 shares issued; 35,270,191
      shares outstanding in 1997 and 35,279,450 in 1996.....                89,155        89,155
Surplus.....................................................               818,107       818,793
     Retained earnings......................................               834,476       658,855
     Cumulative translation adjustment......................               (43,694)       (9,150)
Less: 391,833 shares held in treasury, at cost, in 1997 and
  382,574 in 1996...........................................               (21,168)      (16,857)
Net unrealised appreciation on securities available for
  sale, net of taxes........................................                83,690       102,314
                                                                        ----------    ----------
          Total shareholders' equity........................             1,760,566     1,643,110
                                                                        ----------    ----------
          Total subordinated debt and shareholders'
           equity...........................................             2,010,566     1,643,110
                                                                        ----------    ----------
          Total liabilities and shareholders' equity........            20,356,300    17,223,409
                                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                              NOTES      1997        1996       1995
                                                              -----    ---------    -------    -------
                                                                            (IN THOUSANDS OF US$
                                                                           EXCEPT PER SHARE DATA)
INTEREST INCOME (INCLUDING FEES AND DIVIDENDS):
Loans.......................................................             112,310     94,090     90,911
Deposits with banks.........................................             356,266    331,949    364,749
Investment securities.......................................             618,337    556,851    444,494
Trading account assets......................................               2,877        142      3,961
                                                                       ---------    -------    -------
          Total interest income.............................           1,089,790    983,032    904,115
                                                                       ---------    -------    -------
INTEREST EXPENSE:
Deposits....................................................             697,155    624,450    594,997
Short-term repurchase agreements............................              69,689     81,980     57,792
Long-term repurchase agreements.............................              12,469         --      3,909
Long-term debt..............................................               9,541     10,422     12,015
Subordinated long-term debt.................................               3,711         --         --
                                                                       ---------    -------    -------
          Total interest expense............................             792,565    716,852    668,713
                                                                       ---------    -------    -------
NET INTEREST INCOME.........................................             297,225    266,180    235,402
Provision for credit losses.................................    7         16,000     12,000      1,000
                                                                       ---------    -------    -------
Net interest income after provision for credit losses.......             281,225    254,180    234,402
                                                                       ---------    -------    -------
OTHER OPERATING INCOME:
Foreign exchange and precious metals trading income.........    5         40,169     29,990     19,807
Trading account income, net.................................    5          9,860      9,382      7,638
Investment securities losses, net...........................              (8,531)    (1,042)    (4,140)
Commission income, net of expense of US$21,766, US$9,886 and
  US$7,413, respectively....................................             139,462     79,765     69,764
Other income................................................               7,905      1,018      2,439
                                                                       ---------    -------    -------
          Total other operating income......................             188,865    119,113     95,508
                                                                       ---------    -------    -------
OPERATING EXPENSES:
Salaries....................................................              61,548     59,469     60,056
Employee benefits...........................................   14         40,776     30,694     26,792
Occupancy, net..............................................   21         20,893     20,683     19,264
Other expenses..............................................              70,253     56,675     51,523
                                                                       ---------    -------    -------
          Total operating expenses..........................             193,470    167,521    157,635
                                                                       ---------    -------    -------
INCOME BEFORE INCOME TAXES..................................             276,620    205,772    172,275
Income taxes................................................   12         21,565     15,942     10,171
                                                                       ---------    -------    -------
NET INCOME..................................................             255,055    189,830    162,104
                                                                       =========    =======    =======
Net income per common share:                                   15
Basic.......................................................                7.23       5.39       4.58
Diluted.....................................................                7.17       5.35       4.54
Average common shares outstanding (in thousands):              15
Basic.......................................................              35,293     35,218     35,385
Diluted.....................................................              35,558     35,502     35,733

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
                                                                     (IN THOUSANDS OF US$)
COMMON STOCK................................................     89,155       89,155       89,155
                                                              =========    =========    =========
SURPLUS:
Balance at beginning of year................................    818,793      820,119      820,038
Reissuance of common stock under restricted stock plan......       (686)      (1,326)          81
                                                              ---------    ---------    ---------
     Balance at end of year.................................    818,107      818,793      820,119
                                                              =========    =========    =========
RETAINED EARNINGS:
Balance at beginning of year................................    658,855      530,655      426,298
Net income..................................................    255,055      189,830      162,104
Dividends paid..............................................    (79,434)     (61,630)     (57,747)
                                                              ---------    ---------    ---------
     Balance at end of year.................................    834,476      658,855      530,655
                                                              =========    =========    =========
CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of year................................     (9,150)      35,637       12,183
(Decrease) increase during year.............................    (34,544)     (44,787)      23,454
                                                              ---------    ---------    ---------
     Balance at end of year.................................    (43,694)      (9,150)      35,637
                                                              =========    =========    =========
SHARES HELD IN TREASURY:
Balance at beginning of year................................    (16,857)     (20,981)      (4,743)
Purchases...................................................     (7,134)      (2,249)     (19,832)
Reissuances under restricted stock plan.....................      2,823        6,373        3,594
                                                              ---------    ---------    ---------
     Balance at end of year.................................    (21,168)     (16,857)     (20,981)
                                                              =========    =========    =========
NET UNREALISED APPRECIATION (DEPRECIATION) ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES:
Balance at beginning of year................................    102,314       13,222      (96,578)
Change attributable to the one time transfer of securities
  held to maturity to the available for sale
  classification............................................         --           --       38,199
Unrealised (depreciation) appreciation during year, net of
  taxes.....................................................    (18,624)      89,092       71,601
                                                              ---------    ---------    ---------
     Balance at end of year.................................     83,690      102,314       13,222
                                                              =========    =========    =========
TOTAL SHAREHOLDERS' EQUITY:
Balance at beginning of year................................  1,643,110    1,467,807    1,246,353
Net changes during year.....................................    117,456      175,303      221,454
                                                              ---------    ---------    ---------
     Balance at end of year.................................  1,760,566    1,643,110    1,467,807
                                                              =========    =========    =========

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              ----------    ----------    ----------
                                                                      (IN THOUSANDS OF US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     255,055       189,830       162,104
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortisation, net.....................      23,457        20,922        13,481
     Provision for credit losses............................      16,000        12,000         1,000
     Available for sale securities gains....................     (16,791)      (20,376)      (17,511)
     Available for sale securities losses...................      25,322        21,418        21,651
     Net changes in trading account assets and
      liabilities...........................................     (44,497)      (10,309)      (56,116)
     Net change in accrued interest receivable..............     (21,761)        5,038       (94,425)
     Net change in accrued interest payable.................      20,979        61,998        25,543
     Other, net.............................................     (88,827)      (79,589)      (14,160)
                                                              ----------    ----------    ----------
          Net cash provided by operating activities.........     168,937       200,932        41,567
                                                              ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks........................  (1,662,231)     (191,709)     (613,290)
Purchases of securities available for sale..................  (3,521,663)   (2,329,695)   (3,131,086)
Proceeds from sales of securities available for sale........   1,692,373     1,626,652     1,587,339
Purchases of securities held to maturity....................    (571,883)   (1,920,675)     (815,288)
Proceeds from maturities of securities available for sale...   1,107,214       569,440       751,417
Proceeds from maturities of securities held to maturity.....     367,325       357,067       452,626
Loans.......................................................    (656,246)     (259,441)     (107,738)
Other, net..................................................     (64,111)      (37,379)      (37,026)
                                                              ----------    ----------    ----------
          Net cash used by investing activities.............  (3,309,222)   (2,185,740)   (1,913,046)
                                                              ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Client deposits.............................................   2,312,401     1,759,823     1,636,693
Bank deposits...............................................     139,878       412,485       111,114
Repurchase agreements.......................................     538,849       (87,820)      166,254
(Repayment of) proceeds from issuance of long-term debt.....     (25,000)           --        15,000
Proceeds from issuance of subordinated long-term debt.......     250,000            --            --
Dividends paid..............................................     (79,434)      (61,630)      (57,747)
Purchase of treasury shares.................................      (7,134)       (2,249)      (19,832)
                                                              ----------    ----------    ----------
     Net cash provided by financing activities..............   3,129,560     2,020,609     1,851,482
                                                              ----------    ----------    ----------
Effect of exchange rate changes on cash and due from
  banks.....................................................       3,780        (9,499)       14,918
                                                              ----------    ----------    ----------
     Net (decrease) increase in cash and due from banks.....      (6,945)       26,302        (5,079)
Cash and due from banks at beginning of year................      80,760        54,458        59,537
                                                              ----------    ----------    ----------
Cash and due from banks at end of year......................      73,815        80,760        54,458
                                                              ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Income taxes...........................................      10,932         7,951         8,732
     Interest...............................................     790,453       665,713       630,732
     Transfer to (from) investments held to maturity from
      (to) investments available for sale...................     408,517       679,542    (1,487,556)

          See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANISATION

     Safra Republic Holdings S.A. ("Safra Republic"), incorporated in the Grand Duchy of Luxembourg in May 1988, is the holding company of six European banking subsidiaries: Republic National Bank of New York (Suisse) S.A., Republic National Bank of New York (Luxembourg) S.A., Republic National Bank of New York (Monaco) S.A., Republic National Bank of New York (France) S.A., Republic National Bank of New York (Guernsey) Limited and Republic National Bank of New York (Gibraltar) Limited.

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

     At December 31, 1997, Republic New York Corporation ("RNYC") owned approximately 49.1% and Saban S.A. owned approximately 20.8% (our two largest principal shareholders) of Safra Republic's outstanding common stock. By virtue of these ownership interests in Safra Republic, the supervisory responsibilities of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the United States Comptroller of the Currency ("OCC") extend to Safra Republic. It is the understanding of the bank regulators of the countries in which Safra Republic has subsidiaries ("bank regulators") that the Federal Reserve and the OCC exercise overall consolidated supervisory oversight responsibilities in respect of Safra Republic and its subsidiaries ("the Company"), and that the Luxembourg Monetary Institute ("IML"), by virtue of the European Directive on Consolidated Supervision, exercises prudential consolidated supervisory responsibilities, while the bank regulators oversee the local subsidiaries' compliance with local laws, regulations and banking practice.

     During the first quarter of 1997, the Company purchased Mercury Bank AG, a Zurich based private bank which was subsequently merged into Republic National Bank of New York (Suisse) S.A. Such transaction was accounted for under the purchase method. Goodwill arising from the transaction is amortised on a straight-line basis over 10 years. During the third quarter of 1996, the Company purchased Banque Unigestion S.A., a Geneva based private bank which was subsequently merged into Republic National Bank of New York (Suisse) S.A. such transaction was accounted for under the purchase method. Goodwill arising from the transaction is amortised on a straight-line basis over 10 years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     The accounting and reporting policies of the Company generally reflect United States banking industry practices and conform to United States generally accepted accounting principles ("U.S. GAAP"). The Company adopted U.S. GAAP for its financial reporting to RNYC, Saban S.A. and their regulatory supervisors due to the reasons set out in Note 1. A reconciliation of total assets, shareholders' equity and net income as of and for the two years ended December 31, 1997 prepared under both U.S. GAAP and Luxembourg generally accepted accounting principles ("Luxembourg GAAP") is included in note 23.

     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense for the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

     A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below:

     A. BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Safra Republic and its banking and non-banking subsidiaries. Significant inter-company transactions are eliminated in consolidation.

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

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

     B. SECURITIES:

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

                          SAFRA REPUBLIC HOLDINGS S.A.

included as a separate component of shareholders' equity, net of tax effect. Gains or losses on sales of securities available for sale are recognised by the specific identification method and are recorded in investment securities (losses) gains, net.

     The Company periodically reviews its intent with respect to securities available for sale and may re-designate these securities and related off-balance sheet financial instruments used as hedges as held to maturity. At the time of re-designation, such securities are recorded at market value, and any unrealised appreciation or depreciation existing with respect to such securities and related hedges continues to be reported as a separate component of shareholders' equity and amortised to interest income over the life of the security.

     Trading account securities: Trading securities are carried at market value and are recorded as of their trade dates. Short trading positions are classified as liabilities. Gains and losses on trading positions are recognised currently as trading account income, net.

     C. Loans: Loans are carried at their principal amount outstanding, net of unearned income. Unearned income on discounted loans is accreted rateably into interest income.

     Non-accrual loans are those loans on which the accrual of interest ceases when principal or interest payments are past due 90 days. A loan may be placed on a non-accrual status prior to the 90 day period if, in management's opinion, conditions warrant.

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

     When a loan is placed on a non-accrual status all accrued interest receivable is reversed and charged against current interest income. Interest received on non-accrual loans is either applied against principal or credited to income, according to management's judgement as to the collectibility of principal. Generally, a loan may be restored to accrual status only after all delinquent interest and principal are brought current, and, in the case of loans where interest has been interrupted for a substantial period, a regular payment performance is established. Management charges off non-accrual and impaired loans based on its assessment of qualitative and quantitative factors on an individual loan basis.

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

     During 1997, in conformity with U.S. banking practice, the Company changed its method of reporting the aggregate allowance for possible credit losses such that the portions of the allowance for credit losses resulting from the credit risk associated with trading instruments and off-balance sheet credit commitments are shown in trading account assets and other liabilities, respectively.

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

     E. Securities financing arrangements: Securities sold under repurchase agreements ("repurchase agreements") are carried at the amounts at which the securities were initially sold. Interest expense recognised under these agreements is recorded as interest expense on repurchase agreements and borrowings. Interest income on the related securities is recorded as interest income on investment securities.

     F. Financial instruments: Off-balance sheet financial instruments include, forwards, swaps, caps and options in interest rate, foreign exchange, precious metals and equity markets. The Company uses these instruments in conjunction with its overall trading and risk management activities. The accounting for these instruments under the accrual, deferral or settlement basis of accounting is dependant on their designated purpose.

                          SAFRA REPUBLIC HOLDINGS S.A.

     Interest rate swaps are entered into by the Company for the purpose of maximisation of net interest income. They are accounted for on an accrual basis in the interest income or expense caption related to the asset or liability to which they are designated. The related amounts receivable or payable from counterparties are included in the respective accrued interest receivable and payable captions in the consolidated statements of condition and included under the caption operating activities in the consolidated statements of cash flows.

     Interest rate caps are entered into by the Company for the purpose of net interest income maximisation. The premiums paid for purchased interest rate cap agreements are amortised into the related income or expense caption of the asset or liability for which they are designated over the life of the agreements. They are included under the caption operating activities in the consolidated statements of cash flows. Unamortised premiums are included in the other assets caption in the consolidated statements of condition.

     Forward foreign exchange and currency option contracts which are entered into by the Company as hedges of its investments in certain subsidiaries denominated in currencies other than the U.S. Dollar are accounted for under the deferral basis of accounting, with related unrealised gains and losses recorded in the cumulative translation adjustment, as a component of shareholders' equity.

     The related amounts receivable and payable from counterparties are included in other assets and liabilities in the consolidated statements of condition and included under the caption investing activities in the consolidated statements of cash flows.

     For financial instruments that are designated to balance sheet assets or liabilities, the gains or losses resulting from a termination of these financial instruments is deferred and amortised to the related income or expense caption over the remaining life of the original contact.

     In the event that the designated asset or liability is terminated, the related off-balance sheet financial instrument is terminated and the resultant gain or loss recognised currently in the income or expense caption of the related asset or liability.

     The Company monitors the effectiveness of the above mentioned off-balance sheet financial instruments used for asset/liability management, through financial analysis of net interest income and cumulative translation adjustment on a daily basis. This analysis incorporates a review of price, interest rate and currency rate movements and is premised on management's assessments of its risk management requirements in relation to economic, political and other internal and external financial factors.

     Off-balance sheet trading instruments are primarily entered into at the request of clients and are offset with external counterparties and include foreign exchange and precious metals forwards, swaps and options. The gain or loss related to these contracts are recorded in trading account income, net, foreign exchange and precious metals trading income and included under the caption operating activities in the consolidated statements of cash flows. These financial instruments are also recorded in trading account assets and trading account liabilities in the consolidated statements of condition.

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

     H. Transactions with affiliates: Amounts due to and from the Company's affiliates (primarily the two largest principal shareholders) arise from transactions conducted in the ordinary course of business. Such transactions are made upon the same terms as those prevailing at the time for comparable transactions with third parties. Such amounts are included in the consolidated financial statements on a line-by-line basis.

     I. Retirement plans: The employees of the Company are covered by retirement plans which are based upon the social laws of the respective countries in which each subsidiary operates.

     J. Income per common share: On December 31, 1997, the Company adopted SFAS 128 "earnings per share" (EPS). The SFAS specifies the computation and disclosure requirements for earnings per share for publicly held common shares or potential common shares.

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each of the years. In the diluted earnings per share computation, the weighted number of shares includes the number of additional shares to be issued under the Company's 1989 Stock Award Plan.

     K. Statements of cash flows: For purposes of presenting cash flow information, the Company defines cash and cash equivalents as the consolidated statements of condition caption "cash and due from banks".

                          SAFRA REPUBLIC HOLDINGS S.A.

3. INTEREST-BEARING DEPOSITS WITH BANKS

     The following tables provide information on the composition by ultimate risk and maturity distribution of the Company's interest-bearing deposits with banks at December 31:

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS OF US$)
ULTIMATE RISK:
     United States..........................................    358,902      273,408
     United Kingdom and Channel Islands.....................  1,109,018      834,321
     Continental Europe.....................................  5,578,513    4,207,261
     Japan..................................................     50,000      359,264
     Central and South America..............................        103       59,722
     Canada.................................................    332,945      204,385
     Southeast Asia.........................................         --       20,000
     Other..................................................     47,488       83,356
                                                              ---------    ---------
                                                              7,476,969    6,041,717
                                                              =========    =========
MATURITY DISTRIBUTION:
     Due within one month...................................  5,073,393    3,725,733
     Due after one month but within six months..............  2,261,754    2,229,055
     Due after six months but within twelve months..........    141,822       86,285
     Due after one year.....................................         --          644
                                                              ---------    ---------
                                                              7,476,969    6,041,717
                                                              =========    =========

4. INVESTMENT SECURITIES

     The following tables provide information related to the Company's portfolio of securities available for sale and held to maturity at respective year ends:

  Securities available for sale

                                                                                     1997
                                                              --------------------------------------------------
                                                                                 GROSS UNREALISED
                                                                                -------------------      BOOK/
                                                              AMORTISED COST     GAINS     (LOSSES)     MARKET
                                                              --------------    -------    --------    ---------
                                                                            (IN THOUSANDS OF US$)
Banks.......................................................      948,380        26,974     (2,374)      972,980
Governments and government agencies.........................    3,127,164        63,516    (21,609)    3,169,071
Companies...................................................    1,015,074        20,670     (8,040)    1,027,704
Interest rate swaps and caps................................           --         6,739    (34,865)      (28,126)
                                                                ---------       -------    -------     ---------
                                                                5,090,618       117,899    (66,888)    5,141,629
                                                                =========       =======    =======     =========

                                                                                     1996
                                                              --------------------------------------------------
                                                                                 GROSS UNREALISED
                                                                                -------------------      BOOK/
                                                              AMORTISED COST     GAINS     (LOSSES)     MARKET
                                                              --------------    -------    --------    ---------
                                                                            (IN THOUSANDS OF US$)
Banks.......................................................    1,233,818        42,714     (3,948)    1,272,584
Governments and government agencies.........................    2,526,926       111,155    (11,426)    2,626,655
Companies...................................................    1,067,558        11,355     (8,268)    1,070,645
Interest rate swaps and caps................................           --        13,627    (67,499)      (53,872)
                                                                ---------       -------    -------     ---------
                                                                4,828,302       178,851    (91,141)    4,916,012
                                                                =========       =======    =======     =========

                          SAFRA REPUBLIC HOLDINGS S.A.

  SECURITIES HELD TO MATURITY

                                                                                    1997
                                                              -------------------------------------------------
                                                                                 GROSS UNREALISED
                                                                  BOOK/         ------------------    ESTIMATED
                                                              AMORTISED COST    GAINS     (LOSSES)     MARKET
                                                              --------------    ------    --------    ---------
                                                                            (IN THOUSANDS OF US$)
Banks.......................................................      280,246        3,434       (604)      283,076
Governments and government agencies.........................    3,962,751       49,728     (7,350)    4,005,129
Companies...................................................      101,011        7,032        (11)      108,032
Interest rate swaps and caps................................           --        4,293    (30,271)      (25,978)
                                                                ---------       ------    -------     ---------
                                                                4,344,008       64,487    (38,236)    4,370,259
                                                                =========       ======    =======     =========

                                                                                    1996
                                                              -------------------------------------------------
                                                                                 GROSS UNREALISED
                                                                  BOOK/         ------------------    ESTIMATED
                                                              AMORTISED COST    GAINS     (LOSSES)     MARKET
                                                              --------------    ------    --------    ---------
                                                                            (IN THOUSANDS OF US$)
Banks.......................................................       60,419        2,871         (9)       63,281
Governments and government agencies.........................    3,591,104       32,325    (28,397)    3,595,032
Companies...................................................       97,846        7,460         --       105,306
Interest rate swaps and caps................................           --       13,703    (36,888)      (23,185)
                                                                ---------       ------    -------     ---------
                                                                3,749,369       56,359    (65,294)    3,740,434
                                                                =========       ======    =======     =========

  TOTAL SECURITIES:

     The following table provides information on all investment securities at December 31, 1997, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment and early call privileges of the issuer.

                                                              AVAILABLE FOR SALE              HELD TO MATURITY
                                                          ---------------------------    ---------------------------
                                                                              BOOK/          BOOK/         ESTIMATED
                                                          AMORTISED COST     MARKET      AMORTISED COST     MARKET
                                                          --------------    ---------    --------------    ---------
                                                                            (IN THOUSANDS OF US$)
Due in one year or less.................................      279,376         273,735         46,920          47,323
Due after one year but within five years................    1,020,925       1,039,206        458,020         469,147
Due after five years but within ten years...............      888,429         904,730         99,339         102,311
Due after ten years.....................................      764,816         782,218         22,399          23,187
Mortgage-backed securities..............................    1,983,676       2,001,850      3,717,330       3,754,269
Equity securities.......................................      153,396         168,016             --              --
Interest rate swaps and caps............................           --         (28,126)            --         (25,978)
                                                            ---------       ---------      ---------       ---------
                                                            5,090,618       5,141,629      4,344,008       4,370,259
                                                            =========       =========      =========       =========

     Mortgage-backed securities included in the tables above in available for sale and held to maturity securities have estimated average lives based on year end market conditions of approximately 6.0 years and 6.1 years, respectively.

     During the years ended December 31, 1997 and 1996, the Company transferred investment securities from the available for sale classification to the held to maturity classification. The market value of the securities transferred was US$ 409 million and US$ 680 million, respectively. The unrealised holding gains at the date of transfers were US$ 21.2 million and US$ 32.9 million, respectively. The unrealised holding gains are included as a component of shareholders' equity and are being amortised over the life of the securities that were transferred.

     In December 1995, the Company reassessed the appropriateness of its investment securities portfolio classifications under a one-time provision granted in a Special Report issued by the Financial Accounting Standards Board. As a result of this portfolio reassessment, the Company transferred certain securities with a book value of approximately US$ 1.5 billion from held to maturity to available for sale. The securities transferred had a net unrealised appreciation of US$ 38.2 million.

     Investment securities having a book value of approximately US$ 2.1 billion at December 31, 1997 were pledged to secure short-term and long-term repurchase agreements.

                          SAFRA REPUBLIC HOLDINGS S.A.

     The following table provides information on the composition by ultimate risk of the Company's total investment securities portfolio as of December 31:

                                                                       1997                        1996
                                                             ------------------------    ------------------------
                                                                          APPROXIMATE                 APPROXIMATE
                                                               BOOK         MARKET         BOOK         MARKET
                                                             ---------    -----------    ---------    -----------
                                                                            (IN THOUSANDS OF US$)
United States..............................................  6,683,940     6,700,940     5,609,611     5,586,281
United Kingdom and Channel Islands.........................    307,769       313,767       461,526       468,378
Continental Europe.........................................  1,739,768     1,743,331     1,766,253     1,775,490
Japan......................................................     17,628        17,541        37,713        37,713
Central and South America..................................    609,924       609,926       622,331       622,331
Canada.....................................................     82,150        82,150        74,040        74,040
Southeast Asia.............................................      1,566         1,566         2,480         2,480
Other......................................................     42,892        42,667        91,427        89,733
                                                             ---------     ---------     ---------     ---------
                                                             9,485,637     9,511,888     8,665,381     8,656,446
                                                             =========     =========     =========     =========

5. TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

     The following table presents the composition of trading account assets and trading account liabilities at December 31:

                                                                1997          1996
                                                              --------      --------
                                                              (IN THOUSANDS OF US$)
Trading account assets:
Unrealised gains on forwards, swaps and options.............  211,980       141,931
Mutual funds and equity securities..........................      115         2,162
Debt securities.............................................   38,491        58,118
Allowance for trading losses................................   (1,645)           --
                                                              -------       -------
                                                              248,941       202,211
                                                              =======       =======
Trading account liabilities:
Unrealised losses on forwards, swaps and options............  225,659       148,326
                                                              =======       =======

     The Company's trading activities consist primarily of offsetting foreign exchange and precious metals forwards, swaps and options entered into to accommodate clients' corresponding transactions. The Company also trades in equity markets and in debt securities. The following table presents the results of the Company's trading activities for each of the years in the three-year period ended December 31, 1997:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                (IN THOUSANDS OF US$)
Foreign exchange and precious metals trading income.........  40,169    29,990    19,807
Trading account income (loss), net:
     Mutual funds and equity securities.....................      --       903     5,852
     Debt securities........................................  10,457     8,600      (697)
     Interest rate swaps and options........................    (597)     (121)    2,483
                                                              ------    ------    ------
                                                               9,860     9,382     7,638
                                                              ------    ------    ------
          Total trading income..............................  50,029    39,372    27,445
                                                              ======    ======    ======

                          SAFRA REPUBLIC HOLDINGS S.A.

     The following tables present information related to the fair value, which is also the carrying value, of swaps, forwards and options held for trading purposes:

                                                                   AVERAGE FAIR             FAIR VALUE AT
                                                                VALUE DURING 1997         DECEMBER 31, 1997
                                                              ----------------------    ----------------------
                                                              ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                              -------    -----------    -------    -----------
                                                                           (IN THOUSANDS OF US$)
Interest rate swaps.........................................      177          517          260          555
Foreign exchange and precious metals:
Spot, swaps and forwards....................................  122,481      140,736      100,074      115,486
Options written.............................................       --       77,396           --       97,316
Options purchased...........................................   79,733           --      100,263           --
                                                              -------      -------      -------      -------
                                                              202,214      218,132      200,337      212,802
                                                              -------      -------      -------      -------
Debt and equity securities:
Options written.............................................       --       13,868           --       12,302
Options purchased...........................................   13,468           --       11,383           --
                                                              -------      -------      -------      -------
                                                               13,468       13,868       11,383       12,302
                                                              -------      -------      -------      -------
                                                              215,859      232,517      211,980      225,659
                                                              =======      =======      =======      =======

                                                                   AVERAGE FAIR             FAIR VALUE AT
                                                                VALUE DURING 1996         DECEMBER 31, 1996
                                                              ----------------------    ----------------------
                                                              ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                              -------    -----------    -------    -----------
                                                                           (IN THOUSANDS OF US$)
Interest rate swaps.........................................    1,554          385          840          148
Foreign exchange and precious metals:
Spot, swaps and forwards....................................   94,049       88,016      114,445      122,933
Options written.............................................       --       15,010           --       20,928
Options purchased...........................................   15,339           --       22,329           --
                                                              -------      -------      -------      -------
                                                              109,388      103,026      136,774      143,861
                                                              -------      -------      -------      -------
Debt and equity securities:
Options written.............................................       --        3,222           --        4,317
Options purchased...........................................    3,213           --        4,317           --
                                                              -------      -------      -------      -------
                                                                3,213        3,222        4,317        4,317
                                                              -------      -------      -------      -------
                                                              114,155      106,633      141,931      148,326
                                                              =======      =======      =======      =======

6. LOANS

     The following table presents the composition of the Company's loan portfolio at December 31:

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS OF US$)
Real estate.................................................     72,512      132,904
Commercial and other........................................  2,017,732    1,437,281
Banks and other financial institutions......................     46,696       14,820
Governments and government agencies.........................    152,128      102,163
                                                              ---------    ---------
                                                              2,289,068    1,687,168
Less unearned income........................................       (172)        (118)
                                                              ---------    ---------
Loans, net of unearned income...............................  2,288,896    1,687,050
                                                              =========    =========

     The Company grants loans in the ordinary course of business, on normal credit terms. The Company's policy for requiring collateral is based on management's evaluation of the counterparty; collateral may include real estate, deposits, marketable securities, accounts receivable and inventory.

                          SAFRA REPUBLIC HOLDINGS S.A.

7. AGGREGATE ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     Changes in the Company's aggregate allowance for possible credit losses applicable to the operations for each of the years in the three-year period ended December 31, 1997 were as follows:

                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                  (IN THOUSANDS OF US$)
Balance at beginning of year................................  131,071    130,300    124,774
Provision...................................................   16,000     12,000      1,000
                                                              -------    -------    -------
                                                              147,071    142,300    125,774
                                                              -------    -------    -------
Loans charged-off...........................................   (2,370)    (5,494)    (8,647)
Recoveries..................................................    8,659      3,269      5,400
                                                              -------    -------    -------
     Net recoveries (charge-offs)...........................    6,289     (2,225)    (3,247)
Translation adjustment......................................   (8,320)    (9,004)     7,773
                                                              -------    -------    -------
     Balance at end of year.................................  145,040    131,071    130,300
                                                              =======    =======    =======

     At December 31, 1997, the aggregate allowance was apportioned and reported as follows: US$ 1,645,000 applicable to trading account assets which is a reduction of "trading account assets", US$ 9,044,000 included in "other liabilities" in respect of off-balance sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and US$ 134,351,000, which is available to absorb all other possible credit losses.

     The principal balances of the Company's non-accrual loans at December 31, 1997, 1996 and 1995 were US$ 10,271,000, US$ 10,777,000 and US$ 19,697,000 respectively, all of which were considered impaired. The Company has established an allowance for possible credit losses totalling US$ 3,501,000 related to these impaired loans (1996: US$ 3,871,000). The average amount of impaired loans, net of charge-offs, during 1997 was US$ 11,795,000 (1996: US$ 15,054,000). At
December 31, 1997 and 1996, there were US$ 3,358,000 and US$ 6,045,000, respectively, of restructured loans considered as non-accrual.

     The Company recognises interest income on non-accrual and impaired loans on a cash basis. The following table presents the effect of non-accrual and impaired loans on interest income for each of the years in the three-year period ended December 31, 1997:

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                               (IN THOUSANDS OF US$)
Gross amount of interest that would have been earned at
  original contract rates...................................   590      753      927
Actual amount recorded as interest income...................    (9)     (51)    (772)
                                                               ---      ---     ----
Foregone interest income....................................   581      702      155
                                                               ===      ===     ====

8. DEPOSITS

     Included in total deposits at December 31, 1997 and 1996 were US$ 662 million and US$ 450 million, respectively, of non-interest-bearing deposits.

9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     The following table provides information on securities sold under repurchase agreements based on scheduled maturities at December 31:

                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS OF US$)
Due within 30 days..........................................    535,744      414,580
Due after 30 days but within 90 days........................    437,708      448,618
Due after 90 days but within one year.......................    494,738      645,406
                                                              ---------    ---------
                                                              1,468,190    1,508,604
                                                              ---------    ---------
Due after one year..........................................    601,448           --
                                                              ---------    ---------
                                                              2,069,638    1,508,604
                                                              =========    =========

                          SAFRA REPUBLIC HOLDINGS S.A.

     The following table provides information on securities sold under repurchase agreements at December 31:

                                                                 1997           1996
                                                              -----------    -----------
                                                                 (IN THOUSANDS OF US$
                                                              EXCEPT FOR INTEREST RATES)
Book value of securities sold under repurchase agreements...   2,076,088      1,491,710
Market value of securities sold under repurchase
  agreements................................................   2,113,482      1,530,482
Accrued interest receivable on securities sold under
  repurchase agreements.....................................      13,234          9,640
Accrued interest payable on securities sold under repurchase
  agreements................................................      23,555         18,867
Average interest rate at year end...........................        5.69%          5.65%
Maximum amount outstanding during year......................   2,069,638      2,163,791
Average amount outstanding during year......................   1,475,819      1,514,071

     The securities sold under repurchase agreements in 1997 and 1996 consisted principally of GNMA securities.

10. LONG-TERM DEBT

     The following table provides information on long-term debt at December 31, 1997 and 1996.

                                                                1997        1996
                                                              --------    --------
                                                              (IN THOUSANDS OF US$
                                                              EXCEPT FOR INTEREST
                                                                     RATES)
Floating Rate Notes due September 1998 (5.84% in 1997 and
  5.75% in 1996)............................................  150,000     150,000
Euro Deposit Notes due between January 2000 and July 2005
  (between 6.0% and 8.5% in 1996)...........................       --      25,000
                                                              -------     -------
                                                              150,000     175,000
                                                              =======     =======

     The Euro Deposits Notes were repurchased prior to their scheduled maturity.

11. SUBORDINATED LONG-TERM DEBT DUE 2997

     The Company's subordinated long-term debt at December 31, 1997 consisted of US$ 250 million subordinated debentures due in 2997. The interest rate on the debentures was 7.125%. The debentures were sold in a private placement on October 15, 1997.

     The debentures are direct unsecured general obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. At any time prior to the scheduled maturity date, subject to the prior consent of the IML, the Company may repay the principal amount of the debentures at a specified price. The net proceeds received by the Company from the sale of the debentures were used for general corporate purposes. These debentures are a component of total qualifying capital under applicable risk-based capital rules.

12. INCOME TAXES

     Total income tax expense for each of the years in the three-year period ended December 31, 1997, was allocated as follows:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                (IN THOUSANDS OF US$)
Income from operations......................................  21,565    15,942    10,171
Shareholders' equity:
     Net unrealised (depreciation) appreciation on
      securities available for sale.........................  (7,039)    8,311     6,810

     The components of the Company's consolidated income tax expense from operations for each of the years in the three-year period ended December 31, 1997, were as follows:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                (IN THOUSANDS OF US$)
Current tax expense.........................................  15,711    14,959     6,653
Deferred tax expense........................................   5,854       983     3,518
                                                              ------    ------    ------
                                                              21,565    15,942    10,171
                                                              ======    ======    ======

                          SAFRA REPUBLIC HOLDINGS S.A.

     The principal sources of deferred income taxes attributable to operations in 1997, 1996 and 1995 and the effects of each on the amount of taxes were as follows:

                                                               1997       1996       1995
                                                               -----     ------      -----
                                                                  (IN THOUSANDS OF US$)
Statutory provisions for credit losses......................   3,518      3,072      2,109
Unrealised (losses) gains on securities.....................    (493)        55       (660)
Other, net..................................................   2,829     (2,144)     2,069
                                                               -----     ------      -----
                                                               5,854        983      3,518
                                                               =====     ======      =====

     The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                1997          1996
                                                              --------      --------
                                                              (IN THOUSANDS OF US$)
Deferred tax assets:
     Allowance for credit losses............................   23,916        23,078
     Other..................................................      261            --
                                                              -------       -------
                                                               24,177        23,078
Less valuation allowance adjustment.........................  (23,916)      (23,078)
                                                              -------       -------
                                                                  261            --
                                                              -------       -------
Deferred tax liabilities:
     Net unrealised appreciation on securities available for
      sale..................................................    6,493        13,532
     Unrealised gains on securities.........................      175           668
     Statutory allowance for credit losses..................   11,719         8,201
     Liability from purchase of Mercury Bank AG.............    2,824            --
     Other..................................................    3,470           380
                                                              -------       -------
                                                               24,681        22,781
                                                              -------       -------
Net deferred tax liabilities (included in other
  liabilities)..............................................   24,420        22,781
                                                              =======       =======

     Management does not consider that all of the deferred tax assets will be realisable in the foreseeable future due to the uncertainty related to the timing of the tax deductions and the associated benefits resulting from loans charged-off and other loan loss provisions in the respective financial entities. At December 31, 1997, the Company's subsidiaries had undistributed earnings of approximately US$ 225 million which would be subject to a withholding tax of approximately US$ 77 million upon distribution. This withholding tax liability has not been provided for as the Company intends indefinitely to reinvest these earnings.

13. SHAREHOLDERS' EQUITY

     On May 14, 1997, the shareholders approved a 2-for-1 split of the Company's common stock as of May 31, 1997. Such distribution was made on May 31, to shareholders of record at that date. All applicable share and per share data have been adjusted for the stock split.

     On October 15, 1997, the shareholders of Safra Republic authorized the issuance of 200,000,000 preferred shares of US$ 2.50 each. Should the Board of Directors resolve to issue non-voting preferred shares, such shares may not represent more than 50% of the total issued share capital nor pay a cumulative dividend of more than 20% per annum of the issue price of the non-voting preferred shares.

     At December 31, 1997 and 1996, Safra Republic had US$ 360 million and US$ 271 million, respectively, in foreign exchange contracts entered into to hedge its investments in subsidiaries whose functional currencies are other than the U.S. Dollar. At December 31, 1997 the gross unrealised gains and losses under these contracts were US$ 13,298,000 and US$ nil, respectively (1996: US$ 20,154,000 and US$ 873,000, respectively). At December 31, 1997 and 1996, Safra Republic's total net un-hedged equity investment in subsidiaries denominated in European currencies was approximately 21% and 23%, respectively, of the Company's total shareholders' equity.

     Safra Republic owns all of the outstanding shares of its various consolidated subsidiaries. Safra Republic and its subsidiaries are limited under laws in effect in their respective countries, as to the amount of dividends which may be distributed to Safra Republic and its shareholders. As of December 31, 1997, approximately US$ 52 million of consolidated retained earnings, were not available for distribution due to these legal restrictions.

     The Board of directors of Safra Republic has authorised the purchase of up to 10% of its issued shares of common stock in open market transactions. The Company had accumulated purchases of 897,968 shares at December 31, 1997.

                          SAFRA REPUBLIC HOLDINGS S.A.

14. EXECUTIVE COMPENSATION

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

                                                               NUMBER      AGGREGATE
                                                              OF SHARES      COST
                                                              ---------    ---------
                                                               (IN THOUSANDS OF US$
                                                              EXCEPT PER SHARE DATA)
Balance at December 31, 1994................................   379,400      11,949
Granted.....................................................    89,334       3,809
Issued......................................................  (131,504)     (3,610)
Cancelled...................................................   (20,720)       (169)
                                                              --------      ------
Balance at December 31, 1995................................   316,510      11,979
Granted.....................................................    81,480       3,490
Issued......................................................  (143,000)     (4,867)
Cancelled...................................................    (3,200)        (11)
                                                              --------      ------
Balance at December 31, 1996................................   251,790      10,591
Granted.....................................................    71,960       4,740
Issued......................................................   (58,860)     (2,087)
                                                              --------      ------
Balance at December 31, 1997................................   264,890      13,244
                                                              ========      ======

     The aggregate cost of common stock granted under the 1989 Stock Award Plan is based on the fair market value on the date of grant and is amortised to expense over the period under which such shares are restricted. Included in employee benefits expense for 1997 is US$ 3,946,000 (1996: US$ 3,571,000; 1995:
US$ 3,067,000) related to this plan.

15. NET INCOME PER COMMON SHARE

     The following table provides a reconciliation of the net income and common shares outstanding of the basic and diluted net income per common share computations for each of the years in the three-year period ended December 31, 1997:

                                                                         CONVERSION OF
                                                               BASIC     STOCK AWARDS     DILUTED
                                                              -------    -------------    -------
                                                                  (IN THOUSANDS OF US$ EXCEPT
                                                                        PER SHARE DATA)
1997
Net income..................................................  255,055                     255,055
Common shares outstanding...................................   35,293          265         35,558
Net income per common share.................................     7.23        (0.06)          7.17
                                                              =======        =====        =======
1996
Net income..................................................  189,830                     189,830
Common shares outstanding...................................   35,218          284         35,502
Net income per common share.................................     5.39        (0.04)          5.35
                                                              =======        =====        =======
1995
Net income..................................................  162,104                     162,104
Common shares outstanding...................................   35,385          348         35,733
Net income per common share.................................     4.58        (0.04)          4.54
                                                              =======        =====        =======

16. RETIREMENT BENEFITS

     Retirement benefits are generally covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements.

                          SAFRA REPUBLIC HOLDINGS S.A.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of condition at respective year ends.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                              (IN THOUSANDS OF US$)
                                                              ----------------------
Actuarial present value of benefit obligations:
     Accumulated benefit obligations, fully vested..........   46,214        39,509
                                                               ------        ------
Plan assets at fair value...................................   73,129        59,397
Projected benefit obligation for service rendered to date...   69,645        60,412
                                                               ------        ------
Excess (deficiency) of plan assets over projected benefit
  obligation................................................    3,484        (1,015)
Unrecognized net (gain) from past experience different from
  that assumed and effects of changes in assumptions........   (3,484)           --
Prior service cost not yet recognized in net periodic
  pension cost..............................................       --            --
Implementation asset not yet recognized in periodic pension
  cost......................................................       --            --
                                                               ------        ------
Pension accrual included in other liabilities...............       --         1,015
                                                               ======        ======

     Net pension expense in each of the last three years consisted of the following:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                (IN THOUSANDS OF US$)
Service cost-benefits earned during the period..............   4,361     4,093     2,346
Interest cost on projected benefit obligation...............   2,241     2,416     3,654
Expected return on plan assets..............................  (3,128)   (3,267)   (3,791)
                                                              ------    ------    ------
          Net periodic pension expense......................   3,474     3,242     2,209
                                                              ======    ======    ======

     The following table presents the economic assumptions used to calculate the projected benefit obligation and pension expense in each of the last three years.

                                                               1997      1996      1995
                                                              ------    ------    ------
Discount rate...............................................    4.0%      4.0%      4.0%
Rate of compensation increase...............................    2.5%      2.5%      3.0%
Expected long-term rate of return on plan assets............    5.5%      5.5%      5.0%
                                                              ------    ------    ------

     The amount of net pension expense related to other subsidiaries' local plans amounted to US$ 2,579,000, 2,576,000 and 2,462,000 in 1997, 1996 and 1995,
respectively.

17. GEOGRAPHIC DISTRIBUTION OF REVENUE, EARNINGS AND ASSETS

     The following geographic analysis of total assets, total operating revenue, income before income taxes and net income is based on the location of the customer. Charges and credits for funds employed or supplied by domestic and international operations are based on the average internal cost of funds. Certain items of revenue and expense, including the provision for credit losses and applicable income taxes, have been subjectively allocated and, therefore, the data presented may not be meaningful. Based on the above, the following table summarizes total assets and the results of the

                          SAFRA REPUBLIC HOLDINGS S.A.

Company's operations by geographic area as of and for each of the years in the three-year period ended December 31, 1997.

                                                                                            INCOME
                                                                                            (LOSS)
                                                                                TOTAL       BEFORE       NET
                                                                  TOTAL       OPERATING     INCOME      INCOME
                                                                  ASSETS       REVENUE      TAXES       (LOSS)
                                                                ----------    ---------    --------    --------
                                                                             (IN THOUSANDS OF US$)
United Kingdom and Channel Islands....................  1997     1,824,627      125,848      31,433      30,433
                                                        1996     2,117,732      128,723      21,486      20,196
                                                        1995     2,405,549      120,090      17,353      16,538

Continental Europe....................................  1997     6,749,435      473,596      51,609      31,589
                                                        1996     5,699,932      391,651       5,061      (7,807)
                                                        1995     4,751,947      367,877     (31,397)    (37,785)

Canada................................................  1997       137,539        8,557       3,075       3,075
                                                        1996       104,969        8,478       3,496       3,496
                                                        1995       173,363       12,008       3,208       3,208

Far East..............................................  1997     1,508,014       61,683      10,663      10,663
                                                        1996       662,206       35,061       6,676       6,676
                                                        1995       464,501       37,011       6,063       6,063
Caribbean Money Centre Locations, Central and South
  America.............................................  1997     1,949,217      112,704      46,067      45,522
                                                        1996     1,776,233      100,924      30,537      28,751
                                                        1995     1,422,094      102,779      25,636      22,668

Middle East and Africa................................  1997       414,491       21,601        (365)       (365)
                                                        1996       271,490       16,245        (798)       (798)
                                                        1995       177,747       14,580       2,947       2,947

United States.........................................  1997     7,772,977      474,666     134,138     134,138
                                                        1996     6,590,847      421,063     139,314     139,316
                                                        1995     6,265,343      354,910     148,465     148,465

Total.................................................  1997    20,356,300    1,278,655     276,620     255,055
                                                        1996    17,223,409    1,102,145     205,772     189,830
                                                        1995    15,660,544    1,009,255     172,275     162,104

     Of the US$ 1.5 billion assets reported in the Far East at December 31, 1997, US$ 1.4 billion would be reclassified to Continental Europe and the United Kingdom if the ultimate risk allocations were considered.

18. OFF-BALANCE SHEET RISK

  TRADING AND RISK MANAGEMENT FINANCIAL INSTRUMENTS

     As part of its trading activities, the Company transacts in off-balance sheet financial instruments to satisfy the risk management needs of its clients. In addition, the Company assumes trading positions based on its market expectations.

     To achieve its asset/liability management objective, the Company uses a combination of financial instruments, particularly interest rate swaps and caps to modify the interest rate characteristics of related balance sheet financial instruments, primarily debt investment securities.

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

     Purchased option contracts give the holder the right, but not the obligation, to acquire or sell for a limited time period a financial instrument, currency, precious metal or other commodity at a designated price upon payment of a fee at the

                          SAFRA REPUBLIC HOLDINGS S.A.

commencement of the contract. The writer of an option receives a premium at the outset of a contract as payment for assuming the risk of unfavourable changes in the price of the underlying instrument.

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

     The following table summarises the notional amounts of forward, swap and option instruments used in trading and risk management activities and credit exposure on instruments used in risk management activities at December 31, 1997 and 1996. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favourable and unfavourable value to the Company. These notional amounts do not represent the amounts to be exchanged by the Company nor do they measure the exposure to credit or market risk.

                                                                        DECEMBER 31, 1997
                                                              -------------------------------------
                                                                                ASSET/LIABILITY
                                                                TRADING            MANAGEMENT
                                                              -----------    ----------------------
                                                              CONTRACTUAL    CONTRACTUAL
                                                               NOTIONAL       NOTIONAL      CREDIT
                                                                AMOUNTS        AMOUNTS     EXPOSURE
                                                              -----------    -----------   --------
                                                                      (IN THOUSANDS OF US$)
Interest rate:
Swaps.......................................................      40,019      3,031,597     11,020
Caps purchased..............................................          --      4,023,861     14,329
Foreign exchange and precious metals:
Spot, forwards and swaps....................................   8,861,494        460,921      7,454
Options written.............................................   3,834,262             --         --
Options purchased...........................................   4,335,925        265,793     14,409
Debt and equity securities:
Options written.............................................     315,536             --         --
Options purchased...........................................     395,536             --         --

                                                                        DECEMBER 31, 1996
                                                              -------------------------------------
                                                                                ASSET/LIABILITY
                                                                TRADING            MANAGEMENT
                                                              -----------    ----------------------
                                                              CONTRACTUAL    CONTRACTUAL
                                                               NOTIONAL       NOTIONAL      CREDIT
                                                                AMOUNTS        AMOUNTS     EXPOSURE
                                                              -----------    -----------   --------
                                                                      (IN THOUSANDS OF US$)
Interest rate:
Swaps.......................................................       9,556      3,368,364     19,662
Caps purchased..............................................          --      3,178,325     10,240
Foreign exchange and precious metals:
Spot, forwards and swaps....................................   8,137,569        564,196     20,467
Options written.............................................   1,438,582             --         --
Options purchased...........................................   1,808,834        366,088      3,024
Debt and equity securities:
Options written.............................................     278,016             --         --
Options purchased...........................................     278,016        132,000         53

  CREDIT RELATED INSTRUMENTS

     Credit related instruments include commitments to extend credit, commercial and standby letters of credit and financial guarantees. The contractual amounts of these instruments represent the amounts at risk should the contracts be fully drawn upon, the client default, and the value of any existing collateral become worthless. The total contractual amount of credit related financial instruments does not represent the expected future liquidity requirements since a significant amount of commitments to extend credit and standby letters of credit and guarantees are expected to expire or mature without being drawn. The credit risk associated with these instruments varies depending on the creditworthiness

                          SAFRA REPUBLIC HOLDINGS S.A.

of the client and the value of any collateral held. Commitments to extend credit generally require the client to meet certain credit related terms and conditions before being drawn-down.

     An allowance for possible credit losses is maintained that is considered adequate to absorb losses in credit related undertakings.

     A summary of the contractual amount of credit related instruments at December 31, 1997 and 1996 is presented in the following table:

                                                                  1997          1996
                                                                --------      --------
                                                                (IN THOUSANDS OF US$)
Commitments to extend credit................................    189,107       131,392
Standby letters of credit and financial guarantees..........    701,595       693,840
Commercial and other letters of credit......................     69,156       116,826
Commitments to purchase securities..........................      8,444         8,625
Securities lent.............................................         --        62,559

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table summarises the carrying values and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996. The estimated fair value of off-balance sheet financial instruments used as hedges are reported in the related balance sheet asset or liability.

                                                                      1997                        1996
                                                            ------------------------    ------------------------
                                                                          ESTIMATED                   ESTIMATED
                                                            BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                                            ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS OF US$)
NON-TRADING ACTIVITIES:
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks......................   7,476,969     7,477,510     6,041,717     6,041,848
Investment securities.....................................   9,485,637     9,511,888     8,665,381     8,656,446
Loans (net)...............................................   2,154,545     2,286,695     1,555,979     1,683,179
Other financial assets....................................     658,921       658,921       486,955       472,181
                                                            ==========    ==========    ==========    ==========
FINANCIAL LIABILITIES, INCLUDING HEDGES:
Deposits..................................................  15,401,065    15,292,040    13,337,947    13,338,687
Securities sold under repurchase agreements...............   2,069,638     2,069,544     1,508,604     1,508,891
Long-term debt and subordinated long-term debt............     400,000       394,778       175,000       175,342
Other financial liabilities...............................     477,097       468,053       363,940       363,940
                                                            ==========    ==========    ==========    ==========
TRADING ACTIVITIES:
Assets....................................................     248,941       250,586       202,211       202,211
Liabilities...............................................    (225,659)     (225,659)     (148,326)     (148,326)
                                                            ----------    ----------    ----------    ----------
     Net..................................................      23,282        24,927        53,885        53,885
                                                            ==========    ==========    ==========    ==========

     The table presented below summarises the estimated aggregate fair values of off-balance sheet financial instruments which have been included in the estimated fair value of the related balance sheet asset or liability in the above table.

                                                                        1997                        1996
                                                              ------------------------    ------------------------
                                                              ESTIMATED     ESTIMATED     ESTIMATED     ESTIMATED
                                                               POSITIVE      NEGATIVE      POSITIVE      NEGATIVE
                                                              FAIR VALUE    FAIR VALUE    FAIR VALUE    FAIR VALUE
                                                              ----------    ----------    ----------    ----------
                                                                             (IN THOUSANDS OF US$)
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Trading (see note 5):.......................................   211,980       225,659       141,931       148,326
                                                               -------       -------       -------       -------
Asset/liability management:
Interest rate contracts.....................................    11,020        50,787        37,912       104,387
Foreign exchange contracts..................................    21,863            --        23,490           873
                                                               -------       -------       -------       -------
                                                                32,883        50,787        61,402       105,260
                                                               -------       -------       -------       -------
                                                               244,863       276,446       203,333       253,586
                                                               =======       =======       =======       =======

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

                          SAFRA REPUBLIC HOLDINGS S.A.

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

     LONG-TERM DEBT: Long-term repurchase agreements, long-term debt and subordinated long-term debt are valued based upon rates currently available to the Company for debt with similar terms and remaining maturities.

     OTHER FINANCIAL INSTRUMENTS: The fair value of interest-bearing deposits with banks, deposits and short-term borrowings maturing in more than six months is estimated using a discounted cash flow model based on market rates for comparable instruments with similar maturities.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The fair value of interest rate and foreign exchange contracts are estimated as the amounts that the company would receive or pay to terminate the contracts at the reporting date. Credit related instruments aggregated US$ 1.0 billion at year end 1997 and 1996, respectively, which approximate estimated market if ultimately funded.

20. CREDIT RELATED RISK CONCENTRATIONS

     In the normal course of its business, the Company's activities include significant amounts of credit risk to depository institutions. Such concentrations aggregated approximately 45% and 49% of the Company's balance sheet financial instruments at December 31, 1997 and 1996, respectively. This exposure included approximately 83% and 80% in the form of interest-bearing deposits with banks, respectively. The Company's credit exposure to the United States Federal Government and its agencies, principally in the form of securities, was approximately 29% and 31% of respective year-end balance sheet financial instruments.

21. COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, there are various outstanding commitments and contingent liabilities of the Company that are not reflected in the consolidated statements of condition.

     The Company's minimum rental commitments for non-cancellable operating leases for premises and equipment at December 31, 1997 were US$ 15,988,000 in 1998, US$ 10,535,000 in 1999, US$ 10,124,000 in 2000, US$ 9,981,000 in 2001, US$
6,828,000 in 2002 and US$ 20,517,000 thereafter in the aggregate. Actual net rental expense for premises in 1997, 1996 and 1995 was US$ 10,921,000, US$ 10,905,000 and US$ 12,462,000, respectively.

                          SAFRA REPUBLIC HOLDINGS S.A.

22. TRANSACTIONS WITH AFFILIATES

     The following is a summary of significant aggregate balances of transactions with affiliates included in the Company's consolidated financial statements for the three years ended December 31:

                                                                1997         1996         1995
                                                              ---------    ---------    ---------
                                                                     (IN THOUSANDS OF US$)
ASSETS:
     Cash and due from banks................................     23,157       20,132       14,232
     Interest-bearing deposits with banks...................    284,315      253,422      216,795
     Investment securities..................................     31,567        8,989           --
     Accrued interest receivable............................     30,692       19,072       12,759
LIABILITIES:
     Bank deposits..........................................    157,765      271,257      183,707
     Accrued interest payable...............................     25,096       16,733       17,156
INTEREST INCOME:
     Deposits with banks and investment securities..........     29,751       28,092       19,829
INTEREST EXPENSE:
     Deposits and borrowings................................     29,588       12,510       13,215
OTHER OPERATING ITEMS:
     Commission income net..................................      7,382        2,753          151
     Occupancy, net (primarily leased office space).........     (6,680)      (7,810)      (8,225)
OFF-BALANCE SHEET:
     Trading and risk management financial instruments......  6,042,592    2,257,408    1,983,415
     Credit related instruments.............................    125,410      199,728      210,820
     Lease commitments......................................     47,781       62,002       54,496

23. RECONCILIATION WITH LUXEMBOURG GAAP

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

     Application of accounting principles generally accepted in Luxembourg would have had the following approximate effect on total assets, shareholders' equity and net income as of and for the years ended December 31:

                                                                               1997
                                                              --------------------------------------
                                                                TOTAL       SHAREHOLDERS'      NET
                                                                ASSETS         EQUITY        INCOME
                                                              ----------    -------------    -------
                                                                      (IN THOUSANDS OF US$)
U.S. GAAP...................................................  20,356,300      1,760,566      255,055
Differences of accounting recognition for unrealised basis
  difference on investment securities available for sale,
  net of taxes..............................................    (147,557)      (147,557)        (857)
Difference in basis in trading account assets, net of
  taxes.....................................................        (577)          (577)        (198)
Difference in amortisation of goodwill......................     (11,557)       (11,557)     (11,557)
Differences of accounting for treasury share transactions...      21,168         21,168         (686)
                                                              ----------      ---------      -------
Luxembourg GAAP.............................................  20,217,777      1,622,043      241,757
                                                              ==========      =========      =======

                                                                               1996
                                                              --------------------------------------
                                                                TOTAL       SHAREHOLDERS'      NET
                                                                ASSETS         EQUITY        INCOME
                                                              ----------    -------------    -------
                                                                      (IN THOUSANDS OF US$)
U.S. GAAP...................................................  17,223,409      1,643,110      189,830
Differences of accounting recognition for unrealised basis
  difference on investment securities available for sale,
  net of taxes..............................................    (172,778)      (172,778)         942
Difference in basis in trading account assets, net of
  taxes.....................................................        (379)          (379)       8,596
Differences of accounting for treasury share transactions...      16,857         16,857       (1,326)
                                                              ----------      ---------      -------
Luxembourg GAAP.............................................  17,067,109      1,486,810      198,042
                                                              ==========      =========      =======

                          SAFRA REPUBLIC HOLDINGS S.A.

24. REGULATORY MATTERS

     The Company's risk-based capital is included in the consolidated risk-based capital ratio of RNYC in accordance with the requirements of the Federal Reserve Board specifically applied to RNYC. The Company's risk-based capital ratio at December 31, 1997 calculated in accordance with the IML regulations was 25.33%.

25. SAFRA REPUBLIC HOLDINGS S.A. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (IN THOUSANDS OF US$)
ASSETS:
Cash and due from banks.....................................        317          310
Interest-bearing deposits with banks........................         --       19,690
Deposits with subsidiaries..................................    110,971      139,108
Investment securities:
     Available for sale.....................................    418,120      146,836
     Held to maturity.......................................    161,813       69,744
                                                              ---------    ---------
     Total investment securities............................    579,933      216,580
                                                              ---------    ---------
Investments in subsidiaries.................................  1,109,514    1,033,715
Loans to subsidiaries.......................................    260,305      316,266
Other assets................................................    140,685      100,699
                                                              ---------    ---------
     Total assets...........................................  2,201,725    1,826,368
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities...........................................     41,159       33,258
Long-term debt..............................................    150,000      150,000
Subordinated long-term debt due 2997........................    250,000           --

SHAREHOLDERS' EQUITY:
Common stock, US$ 2.50 par value............................     89,155       89,155
Surplus.....................................................    818,107      818,793
Retained earnings...........................................    874,472      752,019
Less: shares held in treasury, at cost......................    (21,168)     (16,857)
                                                              ---------    ---------
     Total shareholders' equity.............................  1,760,566    1,643,110
                                                              ---------    ---------
     Total subordinated debt and shareholders' equity.......  2,010,566    1,643,110
                                                              ---------    ---------
     Total liabilities and shareholders' equity.............  2,201,725    1,826,368
                                                              =========    =========

     Included in retained earnings at December 31, 1997 were net unrealised appreciation on investment securities available for sale of US$ 80,435,000 (1996: US$ 102,071,000) and US$ 3,255,000 (1996: US$ 243,000), attributable to the banking subsidiaries and parent company only, respectively.

                          SAFRA REPUBLIC HOLDINGS S.A.

CONDENSED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                  (IN THOUSANDS OF US$)
INCOME:
Dividends from subsidiaries.................................  142,750     95,904     82,000
Interest from subsidiaries..................................   40,943     39,682     28,822
Other interest..............................................   28,004     24,795     19,663
Other.......................................................     (458)    14,228      9,309
                                                              -------    -------    -------
          Total income......................................  211,239    174,609    139,794
                                                              -------    -------    -------
EXPENSES:
Salaries and other employee benefits........................   13,364     10,719      8,336
Restricted stock expense....................................    3,946      3,571      3,150
Interest expense............................................   13,014      9,001      9,723
Other expenses and provisions...............................    8,130      7,532      9,255
                                                              -------    -------    -------
          Total expenses....................................   38,454     30,823     30,464
                                                              -------    -------    -------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARIES:.............................................  172,785    143,786    109,330
Equity in undistributed net income of subsidiaries..........   82,270     46,044     52,774
                                                              -------    -------    -------
Net income..................................................  255,055    189,830    162,104
                                                              =======    =======    =======

                          SAFRA REPUBLIC HOLDINGS S.A.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (IN THOUSANDS OF US$)
OPERATING ACTIVITIES:
Net income..................................................   255,055    189,830    162,104
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Equity in undistributed net income of subsidiaries.....   (82,270)   (46,044)   (52,774)
     Net change in trading account securities...............        --         --     (8,842)
     Other, net.............................................   (25,766)   (11,994)     3,329
                                                              --------    -------    -------
     Net cash provided by operating activities..............   147,019    131,792    103,817
                                                              --------    -------    -------
INVESTING ACTIVITIES:
Deposits with subsidiaries..................................    28,137    (86,228)     6,912
Deposits with banks.........................................    19,690     (5,128)   (14,562)
Purchases of securities available for sale..................  (353,188)   (35,035)   (11,215)
Purchases of securities held to maturity....................  (103,680)   (77,424)        --
Proceeds from sales of securities available for sale........    78,504    136,730     29,539
Proceeds from maturities of securities available for sale...     7,282         --         --
Proceeds from maturities of securities held to maturity.....    11,611      7,680      8,942
Cash contributions to subsidiaries..........................   (69,433)   (20,380)    (1,131)
Loans to subsidiaries.......................................    49,551       (826)   (12,256)
Other, net..................................................    21,082     12,608    (32,126)
                                                              --------    -------    -------
     Net cash used by investing activities..................  (310,444)   (68,003)   (25,897)
                                                              --------    -------    -------
FINANCING ACTIVITIES:
Issuance of subordinated long-term debt.....................   250,000         --         --
Cash dividends paid.........................................   (79,434)   (61,630)   (57,747)
Purchase of treasury shares.................................    (7,134)    (2,249)   (19,832)
                                                              --------    -------    -------
     Net cash provided (used) by financing activities.......   163,432    (63,879)   (77,579)
                                                              --------    -------    -------
Net increase (decrease) in cash and due from banks..........         7        (90)       341
Cash and due from banks at beginning of year................       310        400         59
                                                              --------    -------    -------
Cash and due from banks at end of year......................       317        310        400
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Transfer from investments held to maturity to investments
  available for sale........................................        --         --     81,962
Transfer from trading account to investments available for
  sale......................................................        --     23,374         --

     During 1997 and 1996, the Company increased its capital investment in its banking subsidiaries by US$ 69,432,000 and US$ 25,081,000, respectively. During 1996, the Company received cash refunds of US$ 4,701,000 of previously forgiven subordinated loans from one of its banking subsidiaries.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFRA REPUBLIC HOLDINGS S.A.

     We have audited the accompanying consolidated statements of condition of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with United States generally accepted accounting principles.

     Generally accepted accounting principles in the United States vary in certain significant respects from generally accepted accounting principles in Luxembourg. Application of generally accepted accounting principles in Luxembourg would have affected results of operations for the years ended December 31, 1997 and 1996 and shareholders' equity and total assets as of December 31, 1997 and 1996, to the extent summarised in note 23 to the consolidated financial statements.

Luxembourg, January 16, 1998           KPMG AUDIT
                                       Reviseurs d'entreprises

                                       D. G. Robertson

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors of the Corporation and nominees for election as directors is contained in the section "Election of Directors" in the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1998.

     The names, ages and positions of the executive officers of the Corporation are as follows:

                                                         POSITION WITH                    POSITION WITH
NAME                                     AGE            THE CORPORATION                      THE BANK
----                                     ---            ---------------                   -------------
Walter H. Weiner.......................  67     Chairman of the Board and Chief     Chairman of the Board and
                                                  Executive Officer                   Chief Executive Officer
Kurt Andersen..........................  53                    --                   Vice Chairman of the Board
Robert A. Cohen........................  49              Vice Chairman              Vice Chairman of the Board
Cyril S. Dwek..........................  61              Vice Chairman              Vice Chairman of the Board
Ernest Ginsberg........................  67              Vice Chairman              Vice Chairman of the Board
Nathan Hasson..........................  52              Vice Chairman              Vice Chairman of the Board
                                                                                      and Treasurer
Vito S. Portera........................  55              Vice Chairman              Vice Chairman of the Board
Elias Saal.............................  45              Vice Chairman              Vice Chairman of the Board
Dov C. Schlein.........................  50              Vice Chairman                      President
George T. Wendler......................  53     Vice Chairman and Chairman of       Vice Chairman of the Board
                                                  the Credit Committee
John Tamberlane........................  56                    --                   President of the Consumer
                                                                                      Banking Division
Paul L. Lee............................  51     Executive Vice President and        Executive Vice President
                                                  General Counsel
Thomas F. Robards......................  51     Executive Vice President,           Executive Vice President
                                                  Treasurer and Chief Financial
                                                  Officer -- Financial Planning
                                                  and Treasury
Richard C. Spikerman...................  57     International Credit Officer        Executive Vice President

     Each of the above-named officers is a director of both the Corporation and the Bank, except for Messrs. Lee, Wendler, Spikerman and Tamberlane who are not directors of the Corporation.

     The term of each officer is for a year, which runs from the annual meeting of the Board of Directors of the Corporation and the Bank, respectively, following the Annual Meeting of Stockholders of each, until the next such Annual Meeting or until removed by the respective Board of Directors. Each of the above officers' service in his current position is indicated in his biography below.

     Mr. Edmond J. Safra is the Honorary Chairman of the Board of Directors of the Corporation and the Bank. Mr. Safra is Chairman of the Board of Safra Republic and Republic National Bank of New York (Suisse) S.A., the Bank's affiliate in Geneva, Switzerland. In addition, Mr. Safra is a principal stockholder of the Corporation.

     The biographical information for the past five years for the above named executive officers of the Corporation is as follows:

     Walter H. Weiner has been a director and Chairman of the Board of the Corporation and the Bank for over five years.

     Kurt Andersen has been a director of the Corporation and the Bank for over five years. Mr. Andersen has been a Vice Chairman of the Board and Regional General Manager (Asia Pacific) of the Bank since June 1995. For over two years prior thereto, Mr. Andersen served as an Executive Vice President of the Bank.

     Robert A. Cohen was elected a director of the Corporation in March 1997 and a director of the Bank in May 1997. Mr. Cohen has been Vice Chairman of the Corporation and Vice Chairman of the Board of the Bank since March 1, 1997. For four years prior thereto, Mr. Cohen was Chief Executive Officer of Credit Lyonnais Americas.

     Cyril S. Dwek has been a director and Vice Chairman of the Corporation and director and a Vice Chairman of the Board of the Bank for over five years.

     Ernest Ginsberg has been a director and a Vice Chairman of the Corporation (and was General Counsel until April 1994) and a director and a Vice Chairman of the Board of the Bank for over five years.

     Nathan Hasson has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board and Treasurer of the Bank for over five years.

     Vito S. Portera has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board of the Bank for over five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York (Miami), the Miami, Florida Edge Act subsidiary of the Bank, for over five years.

     Elias Saal has been a director and a Vice Chairman of the Corporation since July 1995. He has been a director and Vice Chairman of the Board of the Bank since October and June 1995, respectively. Mr. Saal was an Executive Vice President of the Bank for over two years prior to 1995.

     Dov C. Schlein has been a director and a Vice Chairman of the Corporation and a director and President of the Bank for over five years.

     George T. Wendler has been a director and Vice Chairman of the Corporation since May 1997, having been an Executive Vice President for over two years prior thereto, as well as Chairman of the Credit Committee of the Corporation since October 1994. He has been a director and Vice Chairman of the Board of the Bank since June 1995. Prior thereto, Mr. Wendler was an Executive Vice President of the Bank for over two years.

     John Tamberlane has been a director of the Bank since December 1995 and the President of the Consumer Banking Division of the Bank since January 1996. For over four years prior thereto, Mr. Tamberlane was an Executive Vice President of the Bank.

     Paul L. Lee has been an Executive Vice President and General Counsel of the Corporation and a director and Executive Vice President of the Bank since April 1994. Prior thereto, Mr. Lee was a partner of Shearman & Sterling, attorneys.

     Thomas F. Robards has been a director of the Corporation since May 1997, Executive Vice President and Treasurer for over five years and Chief Financial Officer -- Financial Planning and Control of the Corporation for over two years. He has been Executive Vice President of the Bank for over five years.

     Richard C. Spikerman has been the International Credit Officer of the Corporation since January 1995. Mr. Spikerman has been an Executive Vice President of the Bank for over two years and a director of the Bank since June 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is contained in the section "Compensation of Directors and Executive Officers -- Executive Officers" in the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is contained in the sections entitled "Election of Directors" and "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is contained in the section entitled "Transactions with Management and Related Persons" in the Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Financial statements are listed in the index set forth in Item 8 of this Report.

EXHIBITS

 3a.     Articles of Incorporation as amended through April 21, 1993 and as supplemented through September 23, 1997 by Articles
         Supplementary. (Incorporated herein by reference to such
         exhibits filed with the Corporation's Annual Report on Form
         10-K for the year ended December 31, 1993 and Current
         Reports on Form 8-K dated May 23, 1994, June 26, 1995 and
         September 24, 1997).
 3b.     Articles Supplementary to Articles of Incorporation dated
         January 21, 1998.
 3c.     By-Laws of the Corporation as amended through October 16,
         1996. (Incorporated herein by reference to such exhibit
         filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996).
 4       Instruments defining the rights of security holders,
         including indentures.*
10a.     Form of Amended and Restated Deferral Agreement.**
         (Incorporated herein by reference to such exhibit filed with the Corporation's Annual Report on Form 10-K for the year
         ended December 31, 1993).
10b.     Form of Deferral Agreement.** (Incorporated herein by
         reference to such exhibit filed with the Corporation's
         Annual Report on Form 10-K for the year ended December 31,
         1993).
10c.     Performance Based Incentive Compensation Plan.**
         (Incorporated herein by reference to such exhibit filed with the Corporation's definitive Proxy Statement dated March 16,
         1994).
10d.     Employment Agreements.**
10e.     Consulting Agreements.**
11       Computation of Earnings Per Share of Common Stock.
12       Calculation of Ratios of Earnings to Fixed
         Charges -- Consolidated.
21       Subsidiaries of the Corporation.
23       Consents of Experts and Counsel.
24       Form of Power of Attorney.
27       Financial Data Schedule.

------------
 * The Corporation hereby agrees to furnish to the SEC, upon request, a copy of any unfiled agreements defining the rights of holders of the long-term debt of the Corporation and of all subsidiaries of the Corporation for which consolidated or unconsolidated financial statements are required to be filed.

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

Dated: March 4, 1998                   REPUBLIC NEW YORK CORPORATION

                                       By:            WALTER H. WEINER
                                         ---------------------------------------
                                                    WALTER H. WEINER
                                                 (CHAIRMAN OF THE BOARD)

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

             WALTER H. WEINER                         Director and Chairman             March 4, 1998
------------------------------------------                 of the Board
            (WALTER H. WEINER)                    (Principal Executive Officer)

           JOHN D. KABERLE, JR.                      Executive Vice President           March 4, 1998
------------------------------------------               and Comptroller
          (JOHN D. KABERLE, JR.)                     (Principal Financial and
                                                       Accounting Officer)

              KURT ANDERSEN                                  Director                   March 4, 1998
------------------------------------------
             (KURT ANDERSEN)

             ROBERT A. COHEN                                 Director                   March 4, 1998
------------------------------------------
            (ROBERT A. COHEN)

                                                             Director
------------------------------------------
             (CYRIL S. DWEK)

             ERNEST GINSBERG                                 Director                   March 4, 1998
------------------------------------------
            (ERNEST GINSBERG)

              NATHAN HASSON                                  Director                   March 4, 1998
------------------------------------------
             (NATHAN HASSON)

             PETER KIMMELMAN                                 Director                   March 4, 1998
------------------------------------------
            (PETER KIMMELMAN)

            RICHARD A. KRAEMER                               Director                   March 4, 1998
------------------------------------------
           (RICHARD A. KRAEMER)

            LEONARD LIEBERMAN                                Director                   March 4, 1998
------------------------------------------
           (LEONARD LIEBERMAN)

        WILLIAM C. MACMILLEN, JR.                            Director                   March 4, 1998
------------------------------------------
       (WILLIAM C. MACMILLEN, JR.)

            PETER J. MANSBACH                                Director                   March 4, 1998
------------------------------------------
           (PETER J. MANSBACH)

             MARTIN F. MERTZ                                 Director                   March 4, 1998
------------------------------------------
            (MARTIN F. MERTZ)

             JAMES L. MORICE                                 Director                   March 4, 1998
------------------------------------------
            (JAMES L. MORICE)

                                                             Director
------------------------------------------
            (E. DANIEL MORRIS)

             JANET L. NORWOOD                                Director                   March 4, 1998
------------------------------------------
            (JANET L. NORWOOD)

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----
             JOHN A. PANCETTI                                Director                   March 4, 1998
------------------------------------------
            (JOHN A. PANCETTI)

             VITO S. PORTERA                                 Director                   March 4, 1998
------------------------------------------
            (VITO S. PORTERA)

            THOMAS F. ROBARDS                                Director                   March 4, 1998
------------------------------------------
           (THOMAS F. ROBARDS)

            WILLIAM P. ROGERS                                Director                   March 4, 1998
------------------------------------------
           (WILLIAM P. ROGERS)

                                                             Director
------------------------------------------
               (ELIAS SAAL)

              DOV C. SCHLEIN                                 Director                   March 4, 1998
------------------------------------------
             (DOV C. SCHLEIN)

            GEORGE T. WENDLER                                Director                   March 4, 1998
------------------------------------------
           (GEORGE T. WENDLER)

               PETER WHITE                                   Director                   March 4, 1998
------------------------------------------
              (PETER WHITE)

                                  Exhibit Index



Exhibit No.       Description
-----------       -----------
3b                Articles Supplementary to Articles of Incorporation dated
                  January 21, 1998.
10d(i)            Employment Agreement between Robert Cohen and Republic
                  National Bank of New York.
10d(ii)           Employment Agreement between George Wendler and Republic
                  National Bank of New York.
10e               Consulting Agreement between Walter H. Weiner and Republic New
                  York Corporation.
11                Computation of Earnings Per Share of Common Stock.
12                Calculation of Ratios of Earnings to Fixed Charges -
                  Consolidated.
21                Subsidiaries of the Corporation.
23                Consent of KPMG Peat Marwick LLP.
23a               Consent of KPMG Audit, Reviseurs d'enterprises.
24                Form of Power of Attorney.
27                Financial Data Schedule.