Form 10-Q
period 1998-03-31
REPUBLIC NEW YORK CORP
filed 1998-05-15
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended March 31, 1998.

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

               Yes  X                  No __

----------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 54,006,320 at April 30, 1998.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited
                 March 31, 1998 and December 31, 1997                       2

             Consolidated Statements of Income - Unaudited
                 Three Months Ended March 31, 1998 and 1997                 3

             Consolidated Statements of Cash Flows - Unaudited
                 Three Months Ended March 31, 1998 and 1997                 4

             Consolidated Statements of Changes in Stockholders' Equity-
                 Unaudited-Three Months Ended March 31, 1998 and 1997       5

             Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis                              7-13


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  14


         The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION
                                 UNAUDITED
                           (Dollars in thousands)
                                                                             March 31,     December 31,
ASSETS                                                                        1998             1997
                                                                           ------------    ------------
Cash and due from banks                                                    $    809,452    $    901,783
Interest-bearing deposits with banks                                          4,310,782       4,756,804
Precious metals                                                               1,080,833       1,241,956

Securities held to maturity (approximate market
    value of $8,837,267 in 1998 and $9,392,289 in 1997)                       8,694,993       9,237,151
Securities available for sale (at approximate market value)                  16,121,021      16,276,667
                                                                           ------------    ------------
       Total investment securities                                           24,816,014      25,513,818
Trading account assets (note 1)                                               4,368,211       4,510,955
Federal funds sold and securities purchased
    under resale agreements                                                   1,385,419       2,169,291
Loans (net of unearned income of $15,159
    in 1998 and $16,563 in 1997)                                             13,204,150      12,359,741
Allowance for possible credit losses (note 1)                                  (326,811)       (326,481)
Customers' liability on acceptances                                              83,223         121,022
Accounts receivable and accrued interest                                      2,886,613       2,452,721
Investment in affiliate                                                         903,636         864,178
Premises and equipment                                                          465,294         469,103
Other assets                                                                    785,118         603,464
                                                                           ------------    ------------
       Total assets                                                        $ 54,771,934    $ 55,638,355
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
    In domestic offices                                                    $  2,508,552    $  2,699,819
    In foreign offices                                                          408,375         222,957
Interest-bearing deposits:
    In domestic offices                                                      12,036,499      12,214,760
    In foreign offices                                                       18,542,941      18,251,998
                                                                           ------------    ------------
       Total deposits                                                        33,496,367      33,389,534
Trading account liabilities                                                   4,325,679       5,320,864
Short-term borrowings                                                         5,555,349       5,613,834
Acceptances outstanding                                                          83,465         121,371
Accounts payable and accrued expenses                                         2,120,283       2,191,840
Due to factored clients                                                         781,631         593,815
Other liabilities (note 1)                                                      187,503         154,682
Long-term debt                                                                1,688,158       1,814,435
Subordinated long-term debt and perpetual
    capital notes                                                             2,650,000       2,650,000
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding solely junior subordinated debt securities        350,000         350,000
Stockholders' equity:
    Cumulative preferred stock, no par value
       7,501,250 shares outstanding in 1998 and 1997                            500,000         500,000
    Common stock, $5 par value
       150,000,000 shares authorized; 54,028,352
       shares outstanding in 1998 and 54,354,292 in 1997                        270,142         271,771
    Surplus                                                                     393,809         421,535
    Retained earnings                                                         2,342,992       2,259,172
    Accumulated other comprehensive
       income (loss), net of taxes                                               26,556         (14,498)
                                                                           ------------    ------------
       Total stockholders' equity                                             3,533,499       3,437,980
                                                                           ------------    ------------
       Total liabilities and stockholders' equity                          $ 54,771,934    $ 55,638,355
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED
                    (In thousands except per share data)
                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      1998         1997
                                                   ---------    ---------
INTEREST INCOME:
Interest and fees on loans                         $ 259,540    $ 255,245
Interest on deposits with banks                       68,525       75,391
Interest and dividends on investment securities:
      Taxable                                        399,112      344,651
      Exempt from federal income taxes                22,786       21,765
Interest on trading account assets                    18,767       29,294
Interest on federal funds sold and securities
      purchased under resale agreements               39,317       21,112
                                                   ---------    ---------
          Total interest income                      808,047      747,458
                                                   ---------    ---------

INTEREST EXPENSE:
Interest on deposits                                 380,799      334,861
Interest on short-term borrowings                     91,122       93,633
Interest on long-term debt                            75,844       65,409
                                                   ---------    ---------
          Total interest expense                     547,765      493,903
                                                   ---------    ---------

NET INTEREST INCOME                                  260,282      253,555
Provision for credit losses                            4,000        4,000
                                                   ---------    ---------
Net interest income after provision for
      credit losses                                  256,282      249,555
                                                   ---------    ---------

OTHER OPERATING INCOME:
Income from precious metals                            3,366       10,798
Foreign exchange trading income                       30,243       27,125
Trading account profits and commissions                6,529        8,226
Investment securities losses, net                     (8,481)      (5,304)
Net gain on loans sold or held for sale                3,665        7,477
Commission income                                     23,958       20,595
Equity in earnings of affiliate                       35,946       28,065
Other income                                          27,370       29,423
                                                   ---------    ---------
          Total other operating income               122,596      126,405
                                                   ---------    ---------

OTHER OPERATING EXPENSES:
Salaries                                              74,453       66,349
Employee benefits                                     58,378       49,627
Occupancy, net                                        18,892       18,279
Other expenses                                       100,019       79,932
                                                   ---------    ---------
          Total other operating expenses             251,742      214,187
                                                   ---------    ---------

INCOME BEFORE INCOME TAXES                           127,136      161,773
Income taxes                                           9,662       51,529
                                                   ---------    ---------
NET INCOME                                         $ 117,474    $ 110,244
                                                   =========    =========
NET INCOME APPLICABLE TO COMMON STOCK - DILUTED    $ 110,420    $ 103,422
                                                   =========    =========

Net income per common share:
      Basic                                            $2.10        $1.94
      Diluted                                           2.07         1.91
Average common shares outstanding:
      Basic                                           52,450       53,098
      Diluted                                         53,368       54,050

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  1998           1997
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   117,474    $   110,244
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization, net                                            27,781         20,809
     Provision for credit losses                                                    4,000          4,000
     Investment securities losses, net                                              8,481          5,304
     Net gain on loans sold or held for sale                                       (3,665)        (7,477)
     Equity in earnings of affiliate                                              (35,946)       (28,065)
     Net change in precious metals                                                161,123        (37,482)
     Net change in trading accounts                                              (629,551)      (191,671)
     Net change in accounts receivable and accrued interest                      (397,625)    (1,064,595)
     Net change in accounts payable and accrued expenses                          250,179        983,322
     Other, net                                                                  (179,141)         3,994
                                                                              -----------    -----------
Net cash used in operating activities                                            (676,890)      (201,617)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                                              446,022        991,705
Federal funds sold and securities purchased under resale agreements               783,872        688,893
Short-term investments                                                             49,731       (180,085)
Purchases of securities held to maturity                                           (5,035)      (897,717)
Proceeds from maturities of securities held to maturity                           547,193        159,755
Purchases of securities available for sale                                     (2,580,021)    (1,475,474)
Proceeds from sales of securities available for sale                              726,424        444,613
Proceeds from maturities of securities available for sale                       1,722,269        562,202
Loans                                                                          (1,135,396)      (591,841)
                                                                              -----------    -----------
Net cash provided by (used in) investing activities                               555,059       (297,949)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits                                                                          107,421        194,689
Short-term borrowings                                                             (58,485)       449,292
Due to factored clients                                                           187,816        131,927
Proceeds from issuance of long-term debt                                           85,275         84,685
Repayment of long-term debt                                                      (211,398)      (145,267)
Repurchase of cumulative preferred stock                                              -         (155,800)
Repurchase of common stock                                                        (37,469)       (48,305)
Cash dividends paid                                                               (32,104)       (29,576)
Other, net                                                                         (1,922)        (3,425)
                                                                              -----------    -----------
Net cash provided by financing activities                                          39,134        478,220
Effect of exchange rate changes on cash and due from banks                         (9,634)        (1,454)
                                                                              -----------    -----------
Net decrease in cash and due from banks                                           (92,331)       (22,800)
Cash and due from banks at beginning of period                                    901,783        710,183
                                                                              -----------    -----------
Cash and due from banks at end of period                                      $   809,452    $   687,383
                                                                              ===========    ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                             $   513,205    $   536,816
         Income taxes                                                               3,646          1,889
     Transfers from securities available for sale to trading account assets       222,890            -

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                           (Dollars in thousands)
                                                                        Three Months Ended
                                                                             March 31,
                                                                    -------------------------
                                                                        1998          1997
                                                                    ----------   ------------
CUMULATIVE PREFERRED STOCK:
Balance at beginning of period                                     $   500,000    $   555,800
Redemption of 4,000,000 shares of $1.9375 cumulative
     preferred stock                                                       -         (100,000)
Redemption of 558 shares of remarketed preferred stock                     -          (55,800)
                                                                   -----------    -----------
Balance at end of period                                           $   500,000    $   400,000
                                                                   ===========    ===========

COMMON STOCK:
Balance at beginning of period                                     $   271,771    $   275,048
Net issuance (cancellation) under stock option, restricted stock and restricted stock election plans of 17,811 shares
     in 1998 and (1,512) shares in 1997                                     89             (8)
Retirement of 343,751 shares in 1998 and 543,290 shares in 1997         (1,718)        (2,716)
                                                                   -----------    -----------
Balance at end of period                                           $   270,142    $   272,324
                                                                   ===========    ===========

SURPLUS:
Balance at beginning of period                                     $   421,535    $   502,425
Net issuance (cancellation) of common stock under stock option, restricted stock and restricted stock election plans of
     17,811 shares in 1998 and (1,512) shares in 1997                    8,064          5,412
Treasury stock transactions of affiliate                                   (39)           122
Retirement of 343,751 common shares in 1998 and 543,290
     common shares in 1997                                             (35,751)       (45,589)
                                                                   -----------    -----------
Balance at end of period                                           $   393,809    $   462,370
                                                                   ===========    ===========

RETAINED EARNINGS:
Balance at beginning of period                                     $ 2,259,172    $ 1,934,824
Net income                                                             117,474        110,244
Dividends declared on common stock                                     (27,052)       (25,129)
Dividends declared on issues of preferred stock                         (6,602)        (6,438)
                                                                   -----------    -----------
Balance at end of period                                           $ 2,342,992    $ 2,013,501
                                                                   ===========    ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
     NET OF TAXES :
Balance at beginning of period                                     $   (14,498)   $    38,523

Net appreciation on securities available for sale                       43,990         11,468
Reclassification adjustment for losses included in net income            5,550          3,671
                                                                   -----------    -----------
Net unrealized appreciation on securities available for sale            49,540         15,139
Foreign currency translation                                            (8,486)        (6,960)
                                                                   -----------    -----------
Other comprehensive income                                              41,054          8,179
                                                                   -----------    -----------
Balance at end of period                                           $    26,556    $    46,702
                                                                   ===========    ===========

TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of period                                     $ 3,437,980    $ 3,306,620
Net changes during the period                                           95,519       (111,723)
                                                                   -----------    -----------
Balance at end of period                                           $ 3,533,499    $ 3,194,897
                                                                   ===========    ===========

Total Comprehensive Income, Net of Taxes:
Net income                                                         $   117,474    $   110,244
Other comprehensive income                                              41,054          8,179
                                                                   -----------    -----------
Total comprehensive income, net of taxes:                          $   158,528    $   118,423
                                                                   ===========    ===========

See accompanying  notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          COVERING THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1. The Corporation's aggregate allowance for possible credit losses at March 31, 1998 was $351.7 million, which consisted of: $14.9 million applicable to trading account assets, which is a reduction of "trading account assets," $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.8 million, which is available to absorb all other possible credit losses. The allowance for possible credit losses at March 31, 1997 was available to absorb all credit losses.

         The following table presents data related to the Corporation's aggregate allowance for possible credit losses for the three-month periods ended March 31, 1998 and 1997.


(In thousands)                                1998         1997
                                           ---------    ---------
Aggregate balance at beginning of period   $ 353,481    $ 350,358
    Charge-offs                               (7,737)      (6,728)
    Recoveries                                 2,311        5,987
                                           ---------    ---------
Net charge-offs                               (5,426)        (741)
Provision charged to operating expense         4,000        4,000
Translation adjustment                          (387)        (950)
                                           ---------    ---------
    Balance at end of period               $ 351,668    $ 352,667
                                           =========    =========

2. The Corporation's board of directors approved a two-for-one common stock split, in the form of a 100% stock dividend, payable on June 1, 1998, to stockholders of record on May 1, 1998. Earnings per common share amounts have not been adjusted to reflect the split.

3. Certain amounts from the prior year have been reclassified to conform with 1998 classifications.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1998 and 1997. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the first quarter of 1998 compared to the first quarter of 1997.

                                                       Increase (Decrease)
                                                   --------------------------
                                                        1st Qtr. 1998 vs.
                                                         1st Qtr. 1997
                                                   --------------------------
                                                    Amount            Percent
                                                   --------          --------
(Dollars in thousands)
Interest income                                    $ 60,468              8.0
Interest expense                                     53,862             10.9
                                                   --------
       Net interest income                            6,606              2.5
Provision for credit losses                             -                -
                                                   --------
Net interest income after
       provision for credit losses                    6,606              2.6
Other operating income                               (3,809)            (3.0)
Other operating expenses                             37,555             17.5
                                                   --------
Income before income taxes                          (34,758)           (20.5)
                                                   --------
Applicable income taxes                             (41,867)           (81.2)
Tax equivalent adjustment                              (121)            (1.5)
                                                   --------
       Total applicable income taxes                (41,988)           (70.5)
                                                   --------

Net income                                         $  7,230              6.6
                                                   ========          ========
Net income applicable to
       common stock - diluted                      $  6,998              6.8
                                                   ========          ========


Net Interest Income - on a fully-taxable equivalent basis, amounted to $268.2 million in the first quarter of 1998, compared to $261.6 million in the first quarter of 1997. As shown in the table on page 8, average interest-earning assets were $45.9 billion in the first quarter of 1998, up from $43.0 billion in the first quarter of 1997. The increase in net interest income in the first quarter of 1998 compared to the first quarter of last year reflects the higher level of interest-earning assets. The net interest rate differential narrowed to 2.37% in the first quarter of 1998 from 2.47% in the first quarter of last year, as increased premium amortization resulted from a higher rate of prepayments on mortgage-backed securities.

                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                      (Fully taxable equivalent basis)
                           (Dollars in thousands)
                                                                                 Quarter Ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                                        1998                                    1997
                                                   ----------------------------------------   --------------------------------------
                                                                                   Average                                   Average
                                                                     Interest       Rates                      Interest       Rates
                                                      Average        Income/       Earned/       Average       Income/       Earned/
                                                      Balance        Expense       Paid %        Balance       Expense       Paid %
                                                   -------------    -----------    -------    -------------   -----------    -------

Interest-earning assets:
Interest-bearing deposits with banks               $ 4,200,687      $ 68,525         6.62     $ 4,765,059     $ 75,391         6.42
Investment securities:(1)<F1>
  Taxable                                           23,375,774       399,112         6.92      20,087,077      344,651         6.96
  Exempt from federal income taxes                   1,556,875        30,731         8.01       1,488,306       29,831         8.13
                                                   -----------      --------                  -----------     --------
   Total investment securities                      24,932,649       429,843         6.99      21,575,383      374,482         7.04
Trading account assets(2)<F2>                        1,008,555        18,767         7.55       1,676,907       29,294         7.08
Federal funds sold and securities
  purchased under resale agreements                  2,861,972        39,317         5.57       1,597,686       21,112         5.36
Loans, net of unearned income:
  Domestic offices                                   8,885,831       183,390         8.37       8,575,204      175,634         8.31
  Foreign offices                                    3,961,220        76,150         7.80       4,761,047       79,611         6.78
                                                   -----------      --------                  -----------     --------
   Total loans, net of unearned income              12,847,051       259,540         8.19      13,336,251      255,245         7.76
                                                   -----------      --------                  -----------     --------
   Total interest-earning assets                    45,850,914      $815,992         7.22      42,951,286     $755,524         7.13
                                                                    ========         ====                     ========         ====

Cash and due from banks                                798,668                                    748,948
Other assets                                         8,278,668                                  9,321,772
                                                   -----------                                -----------
     Total assets                                  $54,928,250                                $53,022,006
                                                   ===========                                ===========


Interest-bearing funds:
  Consumer and other time deposits                 $10,557,424      $103,696         3.98     $10,965,892     $107,202         3.96
  Certificates of deposit                            1,541,360        19,633         5.17       1,582,525       19,489         4.99
  Deposits in foreign offices                       17,885,145       257,470         5.84      16,152,960      208,170         5.23
                                                   -----------      --------                  -----------     --------
      Total interest-bearing deposits               29,983,929       380,799         5.15      28,701,377      334,861         4.73
  Trading account liabilities(2)<F2>                   380,897         2,932         3.12         264,185        4,052         6.22
  Short-term borrowings                              6,807,115        88,190         5.25       7,294,690       89,581         4.98
  Total long-term debt                               4,742,391        75,844         6.49       4,194,480       65,409         6.32
                                                   -----------      --------                  -----------     --------
     Total interest-bearing funds                   41,914,332      $547,765         5.30      40,454,732     $493,903         4.95
                                                                    ========        =====                     ========         ====

Noninterest-bearing deposits:
  In domestic offices                                2,591,733                                  2,197,543
  In foreign offices                                   269,375                                    213,173
Other liabilities                                    6,699,783                                  6,888,910
Stockholders' equity:
  Preferred stock                                      500,000                                    480,064
  Common stockholders' equity                        2,953,027                                  2,787,584
                                                   -----------                                -----------
     Total stockholders' equity                      3,453,027                                  3,267,648
                                                   -----------                                -----------
     Total liabilities and stockholders' equity    $54,928,250                                $53,022,006
                                                   ===========                                ===========


Interest income/earning assets                                      $815,992         7.22                     $755,524         7.13
Interest expense/earning assets                                      547,765         4.85                      493,903         4.66
                                                                    --------        -----                     --------         ----
Net interest differential                                           $268,227         2.37                     $261,621         2.47
                                                                    ========        =====                     ========         ====

<F1> (1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2> (2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

PROVISION FOR CREDIT LOSSES - was $4.0 million in the first quarter of 1998, the same as in the first quarter of last year. Net charge-offs were $5.4 million in the first quarter of 1998, compared to net charge-offs of $0.7 million in the first quarter of 1997.

The aggregate allowance for possible credit losses at March 31, 1998 was $351.7 million, consisting of $14.9 million applicable to trading account assets which is a reduction of "trading account assets", $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.8 million (allowance for possible credit losses), which is available to absorb all other credit losses. See Note 1 of notes to consolidated financial statements for additional information related to the aggregate allowance for possible credit losses and net charge-offs.

Approximately $164 million of assets acquired from Brooklyn Bancorp, Inc. ("BBI") are currently subject to a loss-sharing agreement with the Federal Deposit Insurance Corporation (the "FDIC"). Under this agreement, the Corporation will be reimbursed by the FDIC for 80-percent of any losses it incurs through June 30, 1998, when the loss-sharing provisions of the agreement terminates.

The following table presents summary data related to non-accrual loans at periods ended:

                                            March 31,    Dec. 31,     March 31,
(in thousands)                                1998         1997         1997
                                            ---------    ---------    ---------
Non-accrual loans:
   Domestic (1)                             $ 76,397     $ 84,094     $ 87,457
   Foreign                                     8,140        9,727       13,788
                                            ---------    ---------    ---------
Total non-accrual loans                     $ 84,537     $ 93,821     $101,245
                                            =========    =========    =========
Non-accrual loans as a percentage of
   loans outstanding at period end              0.64%        0.76%        0.82%
                                            =========    =========    =========
-----
     (1) Includes loans with carrying values of $11.1 million, $29.7 million and $33.1 million at March 31, 1998, December 31, 1997 and
     March 31, 1997, respectively, which were acquired in the acquisition of BBI. Such loans are covered by a loss-sharing agreement with the FDIC, the loss-sharing provisions of which expire on June 30, 1998.
     The covered amounts of such loans were $11.5 million, $29.9 million and $31.6 million at March 31, 1998, December 31, 1997 and March 31,
     1997, respectively. See "Statement of Condition" below for information on total non-performing assets.

The decline in domestic non-accrual loans at March 31, 1998 from December 31, 1997 was primarily attributable to sales and satisfactions of loans that had been acquired in the BBI transaction.

OTHER OPERATING INCOME - was $122.6 million in the first quarter of 1998, compared to $126.4 million in the first quarter last year, which included a gain of $7.4 million on the unwinding of a real estate financing transaction.

Total trading revenue, including associated net interest income which is reported as net interest income, was $66.0 million in the first quarter of 1998, compared to $53.3 million in the first quarter of 1997. Net interest income associated with trading activities rose to $25.8 million in the first quarter of 1998 from $7.1 million in the first quarter of 1997 due primarily to precious metals transactions. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                                Three Months Ended
                                                     March 31,
                                           ---------------------------
                                             1998               1997
                                           --------           --------
(In thousands)
Income from precious metals:
   Trading revenue                         $  3,366           $ 10,798
   Net interest income                       18,922              4,818
                                           --------           --------
      Total                                  22,288             15,616
                                           --------           --------

Foreign exchange trading income:
   Trading revenue                           30,243             27,125
   Net interest (expense)                      (618)            (2,815)
                                           --------           --------
      Total                                  29,625             24,310
                                           --------           --------

Trading account profits and
   commissions:
   Trading revenue                            6,529              8,226
   Net interest income                        7,519              5,135
                                           --------           --------
      Total                                  14,048             13,361
                                           --------           --------

Total:
   Trading revenue                           40,138             46,149
   Net interest income                       25,823              7,138
                                           --------           --------
      Total                                $ 65,961           $ 53,287
                                           ========           ========


Investment securities losses were $8.5 million in the first quarter of 1998, compared to losses of $5.3 million in the first quarter of 1997. In the first quarters of both 1998 and 1997, investment securities losses were primarily from sales of mortgage-backed securities.

The Corporation recorded net gains on loans sold or held for sale of $3.7 million in the first quarter of 1998, compared to net gains of $7.5 million in the first quarter of last year. The gains in both periods were primarily from dispositions of commercial real estate loans.

Commission income, which consists primarily of securities brokerage commissions, fees for the issuance of bankers acceptances and letters of credit and retail services, was $24.0 million in the first quarter of 1998, compared to $20.6 million in the first quarter of 1997.

Equity in the earnings of affiliate was $35.9 million in the first quarter of 1998, compared to $28.1 million in the first quarter of 1997, an increase of 28%. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A., ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. The increase in earnings of affiliate was primarily due to higher levels of commission income. Also contributing to the increase were higher levels of net interest income and a decrease in the provision for credit losses, partially offset by an increase in operating expenses at Safra Republic. The growth in client assets, combined with higher levels of client activities in portfolio securities, contributed to the increase in income in the first quarter of 1998 over the first quarter of 1997. Safra Republic's total client accounts both on-and off-balance sheet were $30.6 billion at March 31, 1998, compared to $25.8 billion at March 31, 1997. This change consisted of increases of $3.8 billion, or 27%, in client portfolio assets and $1.0 billion, or 9%, in client deposits

Other income was $27.4 million in the first quarter of 1998, compared to $29.4 million in the first quarter of 1997. The domestic consumer bank and the domestic and international private banking divisions generate fee income through service charges to clients for deposit accounts and trust and securities activities. Other income includes revenues from these activities of $15.6 million in the first quarter of 1998, compared to $14.0 million in the first quarter of 1997. Also included in other income are investment management performance fees, net of expenses, of $7.8 million in the first quarter of 1998, compared to $4.6 million in the first quarter of last year. Included in the first quarter of 1997 was a one-time gain of $7.4 million on the unwinding of a real estate financing transaction.

OTHER OPERATING EXPENSES - were $251.7 million in the first quarter of 1998, compared to $214.2 million in the first quarter of 1997. Included in the first quarter of 1998 were $18.9 million of Year 2000 expenses. The Corporation did not incur any Year 2000 expenses in the first quarter of 1997.

Salaries and employee benefits were $132.8 million in the first quarter of 1998, compared to $116.0 million in the first quarter of 1997. The increase between the first quarters of 1998 and 1997 reflected increased incentive compensation and higher levels of staff.

Occupancy expense was $18.9 million in the first quarter of 1998, compared to $18.3 million in the first quarter of 1997.

All other expenses were $100.0 million in the first quarter of 1998, compared to $79.9 million in the first quarter of 1997. After excluding the impact of Year 2000 expenses, other expenses in the first quarter of 1998 increased by $2.2 million from the first quarter of 1997. Amortization of goodwill and other intangible assets was $6.8 million in the first quarter of 1998, compared to $7.1 million in the first quarter of 1997.

As previously reported, the Corporation estimates that total incremental expenses for the Year 2000 project will be approximately $60.0 million. To date, $34.4 million of these costs have been recorded, with the expense of $18.9 million for the first quarter of 1998 expected to represent the quarterly peak for incurring these expenses.

TOTAL APPLICABLE INCOME TAXES - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes decreased $42.0 million, or 71%, between the first quarters of 1998 and 1997. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1998 and 1997 were 13% and 35%, respectively. The effective income tax rate for the first quarter of 1998 is lower than the statutory rates for federal and state income taxes because, based on current tax guidance, certain tax liabilities accrued in prior years were reversed in the first quarter of 1998.

STATEMENT OF CONDITION

CAPITAL RATIOS

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board (the "FRB") specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the FASB 115 valuation of the Corporation's portfolio of securities available for sale which is included in accumulated other comprehensive income (loss), net of taxes.

Effective with the calculations for March 31, 1998, the total risk-based capital ratio has been calculated under the FRB's new market risk capital guidelines. The guidelines incorporate a measure of specific issuer risk for debt and equity trading positions as well as the market risk of all trading and nontrading foreign exchange and commodity positions. The total risk-based capital ratio for December 31, 1997 has not been restated to reflect these new guidelines.

The following table presents the Corporation's capital ratios at periods ending:

                                              March 31,         Dec. 31,
                                                1998             1997
                                              ---------        ---------
Risk-based capital ratios:
       Tier 1 risk-based capital ratio          12.32%           12.97%
       Total risk-based capital ratio           20.54%           21.58%
Leverage ratio                                   5.72%            5.60%
Common stockholders'
       equity/total assets                       5.54%            5.28%

NON-PERFORMING ASSETS

The following is a summary of the Corporation's non-performing assets at periods ended:

                                            March 31,    Dec. 31,     March 31,
(in thousands)                                1998         1997         1997
                                            --------     --------     --------

Total non-accrual loans                     $ 84,537     $ 93,821     $101,245
Other assets and real estate owned            14,432       18,847       32,691
                                            --------     --------     --------
Total non-performing assets (1)             $ 98,969     $112,668     $133,936
                                            ========     ========     ========
Total non-performing assets as a
   percentage of period end total assets        0.18%        0.20%        0.24%
                                            ========     ========     ========
 ------
     (1) Includes non-performing assets at March 31, 1998, December 31,
     1997 and March 31, 1997, with carrying values of $15.0 million, $35.2 million and $39.1 million, respectively, which were acquired in the purchase of BBI. Such non-performing assets are covered by a loss-sharing agreement with the FDIC, the loss-sharing provisions of which expire on June 30, 1998. The covered amounts of such non-performing assets were $15.5 million, $35.4 million and $37.7 million at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.


FORWARD-LOOKING INFORMATION

In connection with the information relating to the Year 2000, this Report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause the actual facts to differ materially from those contained in this Report. Such uncertainties could include unanticipated events relating to work on the developments or modifications to computer systems and to software, including work performed by suppliers or vendors to the Corporation, and the satisfactory resolution of such events may be beyond the Corporation's control in responding to such events. Readers are cautioned not to place undue reliance on these forward looking statements which speak only to the date of this Report.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b) Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REPUBLIC NEW YORK CORPORATION

Dated:  May 15, 1998                    By  /s/Walter H. Weiner
                                        -------------------------
                                        Walter H. Weiner
                                        Chairman of the Board


Dated:  May 15, 1998                    By  /s/John D. Kaberle, Jr.
                                        ----------------------------
                                        John D. Kaberle, Jr.
                                        Executive Vice President and
                                        Comptroller

                                 FORM 10-Q

                              QUARTERLY REPORT

                For the fiscal quarter ended March 31, 1998

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule