Form 10-K/A
period 1997-12-31
REPUBLIC NEW YORK CORP
filed 1998-06-05
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                                  ANNUAL REPORT

                   For the fiscal year ended December 31, 1997

                           Commission File No. 1-7436

                          REPUBLIC NEW YORK CORPORATION
             (Exact name of registrant as specified in its charter)

           MARYLAND                                        13-2764867
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

  452 Fifth Avenue, New York, New York                         10018
(Address of principal executive offices)                     (Zip Code)

                                 (212) 525-6100
              (Registrant's telephone number, including area code)

         Republic New York Corporation (the "Corporation") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for (i) the year ended December 31, 1996 and
(ii) the year ended December 31, 1995. The Amendment is a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

         Accordingly, the undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth in the pages attached hereto:

         Exhibit 27.1 - Financial Data Schedule Restated for the Year Ended December 31, 1996.

         Exhibit 27.2 - Financial Data Schedule Restated for the Year Ended December 31, 1995.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: June 5, 1998                              REPUBLIC NEW YORK CORPORATION


                                           By:   WALTER H. WEINER
                                               --------------------------------
                                                       Walter H. Weiner
                                                   (Chairman of the Board)


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Singnature                              Title                       Date

Walter H. Weiner                 Director and Chairman            June 5, 1998
---------------------------            of the Board
(Walter H. Weiner)            (Principal Executive Officer)


Stan Martin                    Executive Vice President and       June 5, 1998
--------------------------      Chief Financial Officer -
(Stan Martin)                 Financial Reporting and Control
                                  (Principal Financial and
                                    Accounting Officer)


Kurt Andersen                          Director                   June 5, 1998
---------------------------
(Kurt Andersen)


Robert A. Cohen                        Director                   June 5, 1998
---------------------------
(Robert A. Cohen)

---------------------------            Director
(Cyril S. Dwek)

Ernest Ginsberg                        Director                   June 5, 1998
---------------------------
(Ernest Ginsberg)

Nathan Hasson                          Director                   June 5, 1998
---------------------------
(Nathan Hasson)

Peter Kimmelman                        Director                   June 5, 1998
---------------------------
(Peter Kimmelman)

Richard A. Kraemer                     Director                   June 5, 1998
---------------------------
(Richard A. Kraemer)


Leonard Lieberman                      Director                   June 5, 1998
---------------------------
(Leonard Lieberman)

William C. MacMillen, Jr.              Director                   June 5, 1998
---------------------------
(William C. MacMillen, Jr.)

Peter J. Mansbach                      Director                   June 5, 1998
---------------------------
(Peter J. Mansbach)

Martin F. Mertz                        Director                   June 5, 1998
---------------------------
(Martin F. Mertz)

James L. Morice                        Director                   June 5, 1998
---------------------------
(James L. Morice)

---------------------------            Director
(E. Daniel Morris)

Janet L. Norwood                       Director                   June 5, 1998
---------------------------
(Janet L. Norwood)

John A. Pancetti                       Director                   June 5, 1998
---------------------------
(John A. Pancetti)

Vito S. Portera                        Director                   June 5, 1998
---------------------------
(Vito S. Portera)

Thomas F. Robards                      Director                   June 5, 1998
---------------------------
(Thomas F. Robards)

William P. Rogers                      Director                   June 5, 1998
---------------------------
(William P. Rogers)

                                       Director                   June  , 1998
---------------------------
(Elias Saal)

Dov C. Schlein                         Director                   June 5, 1998
---------------------------
(Dov C. Schlein)

George T. Wendler                      Director                   June 5, 1998
---------------------------
(George T. Wendler)