Form 10-Q
period 1998-06-30
REPUBLIC NEW YORK CORP
filed 1998-08-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly Period Ended June 30, 1998.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 1-7436

                       REPUBLIC NEW YORK CORPORATION
            (Exact name of registrant specified in its charter)


             Maryland                                    13-2764867
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)


   452 Fifth Avenue, New York, New York                  10018
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (212) 525-6100


                               Not Applicable
                               --------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X                   No __


---------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 107,901,141 at July 31, 1998.

REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
             June 30, 1998 and December 31, 1997                            2

           Consolidated Statements of Income - Unaudited
             Six Months and Three Months Ended June 30,
             1998 and 1997                                                  3

           Consolidated Statements of Cash Flows - Unaudited
             Six Months Ended June 30, 1998 and 1997                        4

           Consolidated Statements of Changes in Stockholders' Equity -
             Unaudited Six Months Ended June 30, 1998 and 1997              5

           Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis                            7-14

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 6.  Exhibits and Reports on Form 8-K                                  16


     The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

                                      REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                         UNAUDITED
                                                  (Dollars in thousands)
                                                                             June 30,      December 31,
                                                                              1998            1997
                                                                           ------------    ------------
ASSETS
Cash and due from banks                                                     $ 1,066,843     $   901,783
Interest-bearing deposits with banks                                          8,626,903       4,756,804
Precious metals                                                                 782,266       1,241,956
Securities held to maturity (approximate market
    value of $8,121,668 in 1998 and $9,392,289 in 1997)                       7,979,192       9,237,151
Securities available for sale (at approximate market value)                  16,788,744      16,276,667
                                                                           ------------    ------------
       Total investment securities                                           24,767,936      25,513,818
Trading account assets (note 1) <F1>                                          4,242,167       4,510,955
Federal funds sold and securities purchased
    under resale agreements                                                   2,218,397       2,169,291
Loans (net of unearned income of $14,968
    in 1998 and $16,563 in 1997)                                             13,816,426      12,359,741
Allowance for credit losses (note 1)<F1>                                       (326,776)       (326,481)
Customers' liability on acceptances                                              72,187         121,022
Accounts receivable and accrued interest                                      2,538,509       2,452,721
Investment in affiliate                                                         838,274         864,178
Premises and equipment                                                          467,964         469,103
Other assets                                                                    807,986         603,464
                                                                           ------------    ------------
       Total assets                                                         $59,919,082     $55,638,355
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
    In domestic offices                                                     $ 2,668,278     $ 2,699,819
    In foreign offices                                                          231,632         222,957
Interest-bearing deposits:
    In domestic offices                                                      11,573,799      12,214,760
    In foreign offices                                                       19,746,916      18,251,998
                                                                           ------------    ------------
       Total deposits                                                        34,220,625      33,389,534
Trading account liabilities                                                   3,982,668       5,320,864
Short-term borrowings                                                        10,214,634       5,613,834
Acceptances outstanding                                                          72,794         121,371
Accounts payable and accrued expenses                                         2,206,174       2,191,840
Due to factored clients                                                         639,165         593,815
Other liabilities (note 1)<F1>                                                  213,307         154,682
Long-term debt                                                                1,883,884       1,814,435
Subordinated long-term debt and perpetual capital notes                       2,650,000       2,650,000
Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding solely junior subordinated debt securities        350,000         350,000

Stockholders' equity (notes 2 and 3)<F1>:
    Cumulative preferred stock, no par value
       7,501,250 shares outstanding in 1998 and 1997                            500,000         500,000
    Common stock, $5 par value
       150,000,000 shares authorized; 108,087,878
       shares issued in 1998 and 108,708,584 in 1997                            540,439         543,543
    Surplus                                                                     122,083         149,763
    Retained earnings                                                         2,428,203       2,259,172
    Accumulated other comprehensive loss, net of taxes                         (101,318)        (14,498)
    Common stock in treasury, at cost 54,970 shares in 1998                      (3,576)            -
                                                                           ------------    ------------
       Total stockholders' equity                                             3,485,831       3,437,980
                                                                           ------------    ------------
       Total liabilities and stockholders' equity                           $59,919,082     $55,638,355
                                                                           ============    ============

See accompanying notes to consolidated financial statements.

                                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                   UNAUDITED
                                      (In thousands except per share data)
                                                       Six Months Ended         Three Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   ------------------------
                                                       1998         1997         1998          1997
                                                   ----------   ----------   ----------    ----------
INTEREST INCOME:
Interest and fees on loans                         $  548,894   $  522,544   $  289,354    $  267,299
Interest on deposits with banks                       146,310      153,557       77,785        78,166
Interest and dividends on investment securities:
      Taxable                                         785,322      718,331      386,210       373,680
      Exempt from federal income taxes                 42,816       45,449       20,030        23,684
Interest on trading account assets                     44,147       60,831       25,380        31,537
Interest on federal funds sold and securities
      purchased under resale agreements                91,697       46,672       52,380        25,560
                                                   ----------   ----------   ----------    ----------
           Total interest income                    1,659,186    1,547,384      851,139       799,926
                                                   ----------   ----------   ----------    ----------

INTEREST EXPENSE:
Interest on deposits                                  749,258      699,450      368,459       364,589
Interest on short-term borrowings                     228,740      210,506      137,618       116,873
Interest on long-term debt                            152,552      132,653       76,708        67,244
                                                   ----------   ----------   ----------    ----------
           Total interest expense                   1,130,550    1,042,609      582,785       548,706
                                                   ----------   ----------   ----------    ----------

NET INTEREST INCOME                                   528,636      504,775      268,354       251,220
Provision for credit losses                             8,000        8,000        4,000         4,000
                                                   ----------   ----------   ----------    ----------
Net interest income after provision for
      credit losses                                   520,636      496,775      264,354       247,220
                                                   ----------   ----------   ----------    ----------

OTHER OPERATING INCOME:
Income from precious metals                             3,620       11,843          254         1,045
Foreign exchange trading income                        72,222       59,737       41,979        32,612
Trading account profits and commissions                 7,759       21,046        1,230        12,820
Investment securities gains, net                        3,949        1,363       12,430         6,667
Net gain (loss) on loans sold or held for sale          3,504        9,895         (161)        2,418
Commission income                                      48,168       41,257       24,210        20,662
Equity in earnings of affiliate                        72,726       58,674       36,780        30,609
Other income                                           54,964       47,659       27,594        18,236
                                                   ----------   ----------   ----------    ----------
           Total other operating income               266,912      251,474      144,316       125,069
                                                   ----------   ----------   ----------    ----------

OTHER OPERATING EXPENSES:
Salaries                                              149,393      135,044       74,940        68,695
Employee benefits                                     117,256       98,229       58,878        48,602
Occupancy, net                                         37,007       35,123       18,115        16,844
Other expenses                                        191,472      160,286       91,453        80,354
                                                   ----------   ----------   ----------    ----------
           Total other operating expenses             495,128      428,682      243,386       214,495
                                                   ----------   ----------   ----------    ----------

INCOME BEFORE INCOME TAXES                            292,420      319,567      165,284       157,794
Income taxes                                           56,109       98,818       46,447        47,289
                                                   ----------   ----------   ----------    ----------
NET INCOME                                         $  236,311   $  220,749   $  118,837    $  110,505
                                                   ==========   ==========   ==========    ==========

NET INCOME APPLICABLE TO COMMON STOCK - DILUTED    $  222,272   $  208,342   $  111,852    $  104,920
                                                   ==========   ==========   ==========    ==========

Net income per common share:(note 3)<F1>
      Basic                                             $2.11        $1.96        $1.06         $0.99
      Diluted                                            2.08         1.94         1.05          0.98
Average common shares outstanding:(note 3)<F1>
      Basic                                           104,795      105,912      104,691       105,632
      Diluted                                         106,694      107,412      106,652       106,724

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 UNAUDITED
                               (In thousands)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $   236,311    $   220,749
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization, net                                                      54,220         39,355
   Provision for credit losses                                                              8,000          8,000
   Investment securities gains, net                                                        (3,949)        (1,363)
   Net gain on loans sold or held for sale                                                 (3,504)        (9,895)
   Equity in earnings of affiliate                                                        (72,726)       (58,674)
   Net change in precious metals                                                          459,690        248,811
   Net change in trading accounts                                                        (846,518)      (216,580)
   Net change in accounts receivable and accrued interest                                  (5,945)    (1,234,483)
   Net change in accounts payable and accrued expenses                                    123,613      1,159,171
   Other, net                                                                            (162,841)       (83,999)
                                                                                      -----------    -----------
Net cash provided by (used in) operating activities                                      (213,649)        71,092
                                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                                                   (3,870,099)       495,895
Federal funds sold and securities purchased under resale agreements                       (49,106)        15,080
Short-term investments                                                                    137,098       (211,032)
Purchases of securities held to maturity                                                  (11,780)      (995,790)
Proceeds from maturities of securities held to maturity                                 1,269,739        432,505
Purchases of securities available for sale                                             (5,193,725)    (3,644,211)
Proceeds from sales of securities available for sale                                    1,498,454        650,933
Proceeds from maturities of securities available for sale                               3,238,318      1,482,025
Loans                                                                                  (2,117,366)    (1,140,033)
Investment in affiliate                                                                    56,439         38,953
                                                                                      -----------    -----------
Net cash used in investing activities                                                  (5,042,028)    (2,875,675)
                                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits                                                                                  832,031      1,511,639
Short-term borrowings                                                                   4,600,800      1,525,844
Due to factored clients                                                                    45,350         23,739
Proceeds from issuance of long-term debt                                                  508,683        310,311
Repayment of long-term debt                                                              (439,986)      (309,482)
Repurchase of cumulative preferred stock                                                      -         (155,800)
Repurchase of common stock                                                                (51,810)       (57,543)
Purchase of treasury stock at cost                                                         (3,576)           -
Cash dividends paid                                                                       (65,827)       (59,983)
Other, net                                                                                  6,446         (1,291)
                                                                                      -----------    -----------
Net cash provided by financing activities                                               5,432,111      2,787,434
Effect of exchange rate changes on cash and due from banks                                (11,374)        (5,825)
                                                                                      -----------    -----------
Net increase (decrease) in cash and due from banks                                        165,060        (22,974)
Cash and due from banks at beginning of period                                            901,783        710,183
                                                                                      -----------    -----------
Cash and due from banks at end of period                                              $ 1,066,843    $   687,209
                                                                                      ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                       $ 1,097,700    $ 1,023,335
       Income taxes                                                                        56,374         76,229
   Transfers from securities available for sale to trading account assets                 222,890            -
   Transfers from securities available for sale to securities held to maturity                -          949,079

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 UNAUDITED
                           (Dollars in thousands)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                    1998              1997
                                                                                -----------      -----------
CUMULATIVE PREFERRED STOCK:
Balance at beginning of period                                                  $   500,000      $   555,800
Redemption of 4,000,000 shares of $1.9375 cumulative
     preferred stock                                                                    -           (100,000)
Redemption of 558 shares of remarketed preferred stock                                  -            (55,800)
                                                                                -----------      -----------
Balance at end of period                                                        $   500,000      $   400,000
                                                                                ===========      ===========
COMMON STOCK:
Balance at beginning of period                                                  $   543,543      $   550,095
Net issuance under stock option, restricted stock
    and restricted stock election plans of 292,996 shares
    in 1998 and 902,828 shares in 1997                                                1,465            4,514
Retirement of 913,702 shares in 1998 and 1,289,094 shares in 1997                    (4,569)          (6,445)
                                                                                -----------      -----------
Balance at end of period                                                        $   540,439      $   548,164
                                                                                ===========      ===========
SURPLUS:
Balance at beginning of period                                                  $   149,763      $   227,378
Net issuance of common stock under stock option,
    restricted stock and restricted stock election plans of
    292,996 shares in 1998 and 902,828 shares in 1997                                15,048            7,382
Treasury stock transactions of affiliate                                                937             (248)
Deferred compensation                                                                 3,576              -
Retirement of 913,702 common shares in 1998 and 1,289,094
    common shares in 1997                                                           (47,241)         (51,098)
                                                                                -----------      -----------
Balance at end of period                                                        $   122,083      $   183,414
                                                                                ===========      ===========
RETAINED EARNINGS:
Balance at beginning of period                                                  $ 2,259,172      $ 1,934,824
Net income                                                                          236,311          220,749
Dividends declared on common stock                                                  (54,105)         (50,346)
Dividends declared on issues of preferred stock                                     (13,175)         (11,712)
                                                                                -----------      -----------
Balance at end of period                                                        $ 2,428,203      $ 2,093,515
                                                                                ===========      ===========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
    NET OF TAXES:
Balance at beginning of period                                                  $   (14,498)     $    38,523
Net (depreciation) appreciation on securities available for sale                    (71,232)          65,148
Reclassification adjustment for gains included in net income                         (2,461)            (507)
                                                                                -----------      -----------
Net unrealized (depreciation) appreciation on securities available for sale         (73,693)          64,641
Foreign currency translation                                                        (13,127)         (10,864)
                                                                                -----------      -----------
Other comprehensive income (loss)                                                   (86,820)          53,777
                                                                                -----------      -----------
Balance at end of period                                                        $  (101,318)     $    92,300
                                                                                ===========      ===========
COMMON STOCK IN TREASURY, AT COST:
Balance at beginning of period                                                  $       -        $       -
Purchases of treasury stock at cost, 54,970 shares                                   (3,576)             -
                                                                                -----------      -----------
Balance at end of period                                                        $    (3,576)     $       -
                                                                                ===========      ===========
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of period                                                  $ 3,437,980      $ 3,306,620
Net changes during the period                                                        47,851           10,773
                                                                                -----------      -----------
Balance at end of period                                                        $ 3,485,831      $ 3,317,393
                                                                                ===========      ===========
TOTAL COMPREHENSIVE INCOME, NET OF TAXES:
Net income                                                                      $   236,311      $   220,749
Other comprehensive income (loss)                                                   (86,820)          53,777
                                                                                -----------      -----------
Total comprehensive income, net of taxes                                        $   149,491      $   274,526
                                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            COVERING THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


1. The Corporation's aggregate allowance for credit losses at June 30, 1998 was $351.6 million, which consisted of: $14.8 million applicable to trading account assets which is a reduction of "trading account assets," $10.0 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $326.8 million, which is available to absorb all other credit losses.

     The following table presents data related to the Corporation's aggregate allowance for credit losses for the six-month periods ended June 30, 1998 and 1997.

                                                   1998              1997
                                               -----------       -----------
(In thousands)
Aggregate balance at beginning of period        $ 353,481         $ 350,358
   Charge-offs                                    (13,841)          (12,455)
   Recoveries                                       4,475             7,592
                                               -----------       -----------
Net charge-offs                                    (9,366)           (4,863)
Provision charged to operating expense              8,000             8,000
Translation adjustment                               (482)             (969)
                                               -----------       -----------
   Aggregate balance at end of period           $ 351,633         $ 352,526
                                               ===========       ===========

2. Common stock in treasury consists of common shares of the Corporation, at cost, which are held by a trust established in connection with the Corporation's 1998 Long Term Incentive Compensation Plan, for the benefit of certain employees who have elected to invest a portion of their deferred restricted cash compensation in common stock of the Corporation. At the end of the deferral period, the common stock will be delivered by the trust to the employee.

3. On June 1, 1998, a 100% stock dividend in the form of a two-for-one common stock split was distributed to stockholders of record on May 1, 1998. All share and per share data have been adjusted to reflect the split.

4. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. This statement is effective for periods commencing January 1, 2000. The Corporation is currently evaluating the impact this statement will have on its results of operations and its financial position.

5. Certain amounts from the prior year have been reclassified to conform with 1998 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1998 and 1997. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the second quarter and six months ended June 30, 1998 compared to the corresponding periods of 1997.

                                                Increase (Decrease)
                                   --------------------------------------------
                                   2nd Qtr. 1998 vs.       Six  Months 1998 vs.
                                   2nd Qtr. 1997           Six  Months 1997
                                   --------------------    --------------------
                                     Amount     Percent      Amount     Percent
                                   ----------   -------    ----------   -------
(Dollars in thousands)
Interest income                    $  49,466      6.1      $ 109,934      7.0
Interest expense                      34,079      6.2         87,941      8.4
                                   ----------              ----------
   Net interest income                15,387      5.9         21,993      4.2
Provision for credit losses              -         -             -         -
                                   ----------              ----------
Net interest income after
   provision for credit losses        15,387      6.0         21,993      4.3
Other operating income                19,247     15.4         15,438      6.1
Other operating expenses              28,891     13.5         66,446     15.5
                                   ----------              ----------
Income before income taxes             5,743      3.5        (29,015)    (8.6)
                                   ----------              ----------
Applicable income taxes                 (842)    (1.8)       (42,709)   (43.2)
Tax equivalent adjustment             (1,747)   (20.5)        (1,868)   (11.3)
                                   ----------              ----------
   Total applicable income taxes      (2,589)    (4.6)       (44,577)   (38.6)
                                   ----------              ----------

Net income                         $   8,332      7.5      $  15,562      7.0
                                   ==========   =======    ==========   =======
Net income applicable to
   common stock - diluted          $   6,932      6.6      $  13,930      6.7
                                   ==========   =======    ==========   =======


NET INTEREST INCOME - on a fully-taxable equivalent basis was $275.1 million in the second quarter of 1998, compared to $259.7 million in the second quarter of 1997. The second quarter of 1998 net interest income reflects $8.9 million of additional earnings on the repayment of an international loan. This item reduced the adverse affect of increased premium amortization attributable to the higher rate of prepayments experienced in the second quarter of 1998 on mortgage-backed securities. As shown in the table on page 8, average interest-earning assets were $48.0 billion in the second quarter of 1998, compared to $45.1 billion in the second quarter of 1997. During the second quarter of 1998, the Corporation increased the level of taxable investment securities, federal funds sold and short-term borrowings. The net interest rate differential was 2.30% in the second quarter of 1998, compared to 2.31% in the second quarter last year. The net interest rate differential in the second quarter of 1998 was affected favorably by 7 basis points due to the repayment of the international loan discussed above.

               AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                     (Fully taxable equivalent basis)
                          (Dollars in thousands)
                                                                                 Quarter Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                      1998                                      1997
                                                    -----------------------------------       ------------------------------------
                                                                                Average                                    Average
                                                                    Interest     Rates                         Interest     Rates
                                                      Average       Income/     Earned/          Average       Income/     Earned/
                                                      Balance       Expense     Paid %           Balance       Expense     Paid %
                                                    -----------     ---------   -------       -----------     ---------    -------
Interest-earning assets:
  Interest-bearing deposits with banks              $ 4,900,070     $  77,785     6.37        $ 4,953,775     $  78,166      6.33
  Investment securities (1)<F1>:
    Taxable                                          23,061,629       386,210     6.72         21,037,573       373,680      7.12
    Exempt from federal income taxes                  1,359,317        26,791     7.91          1,588,120        32,192      8.13
                                                    -----------     ---------                 -----------     ---------
     Total investment securities                     24,420,946       413,001     6.78         22,625,693       405,872      7.20
  Trading account assets (2)<F2>                      1,256,439        25,380     8.10          1,638,352        31,537      7.72
  Federal funds sold and securities
    purchased under resale agreements                 3,789,488        52,380     5.54          1,909,235        25,560      5.37
  Loans, net of unearned income:
    Domestic offices                                  9,683,560       200,490     8.30          9,288,054       188,245      8.13
    Foreign offices                                   3,989,617        88,864     8.93          4,710,118        79,054      6.73
                                                    -----------     ---------                 -----------     ---------
     Total loans, net of unearned income             13,673,177       289,354     8.49         13,998,172       267,299      7.66
                                                    -----------     ---------                 -----------     ---------
     Total interest-earning assets                   48,040,120     $ 857,900     7.16         45,125,227     $ 808,434      7.19
                                                                    =========   =======                       =========    =======
Cash and due from banks                                 896,245                                   813,100
Other assets                                          7,493,606                                 9,698,863
                                                    -----------                               -----------
     Total assets                                   $56,429,971                               $55,637,190
                                                    ===========                               ============


Interest-bearing funds:
  Consumer and other time deposits                  $10,507,775     $  99,927     3.81        $10,826,151     $ 108,401     4.02
  Certificates of deposit                             1,281,931        16,293     5.10          1,619,298        20,796     5.15
  Deposits in foreign offices                        17,211,301       252,239     5.88         17,447,434       235,392     5.41
                                                    -----------     ---------                 -----------     ---------
     Total interest-bearing deposits                 29,001,007       368,459     5.10         29,892,883       364,589     4.89
  Trading account liabilities (2)<F2>                   408,373         5,918     5.81            164,146         3,090     7.55
  Short-term borrowings                              10,114,149       131,700     5.22          8,906,736       113,783     5.12
  Total long-term debt                                4,764,732        76,708     6.46          4,197,233        67,244     6.43
                                                    -----------     ---------                 -----------     ---------
     Total interest-bearing funds                    44,288,261     $ 582,785     5.28         43,160,998     $ 548,706     5.10
                                                                    =========   =======                       =========    =======


Noninterest-bearing deposits:
  In domestic offices                                 2,613,450                                 2,284,431
  In foreign offices                                    246,061                                   161,047
Other liabilities                                     5,745,263                                 6,793,141
Stockholders' equity:
  Preferred stock                                       500,000                                   400,000
  Common stockholders' equity                         3,036,936                                 2,837,573
                                                    -----------                               -----------
     Total stockholders' equity                       3,536,936                                 3,237,573
                                                    -----------                               -----------
     Total liabilities and stockholders' equity     $56,429,971                               $55,637,190
                                                    ===========                               ============


Interest income/earning assets                                      $ 857,900     7.16                        $ 808,434     7.19
Interest expense/earning assets                                       582,785     4.86                          548,706     4.88
                                                                    ---------   -------                       ---------    -------
Net interest differential                                           $ 275,115     2.30                        $ 259,728     2.31
                                                                    =========   =======                       =========    =======

<F1> (1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2> (2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

               AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                     (Fully taxable equivalent basis)
                          (Dollars in thousands)
                                                                             Six Months Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                      1998                                      1997
                                                    ------------------------------------      ------------------------------------
                                                                                 Average                                   Average
                                                                     Interest     Rates                        Interest     Rates
                                                      Average        Income/     Earned/         Average       Income/     Earned/
                                                      Balance        Expense     Paid %          Balance       Expense     Paid %
                                                    -----------     ----------   -------       -----------    ----------   -------
Interest-earning assets:                            $ 4,552,310     $  146,310     6.48        $ 4,859,939    $  153,557     6.37
  Interest-bearing deposits with banks
  Investment securities (1)<F1>:                     23,217,833        785,322     6.82         20,564,951       718,331     7.04
    Taxable                                           1,457,550         57,522     7.96          1,538,489        62,023     8.13
    Exempt from federal income taxes                -----------     ----------                 -----------    -----------
                                                     24,675,383        842,844     6.89         22,103,440       780,354     7.12
     Total investment securities                      1,133,182         44,147     7.86          1,657,523        60,831     7.40
  Trading account assets (2)<F2>
  Federal funds sold and securities                   3,328,292         91,697     5.56          1,754,321        46,672     5.36
    purchased under resale agreements
  Loans, net of unearned income:                      9,286,899        383,880     8.34          8,933,598       363,879     8.21
    Domestic offices                                  3,975,497        165,014     8.37          4,735,442       158,665     6.76
    Foreign offices                                 -----------     ----------                 -----------    ----------
                                                     13,262,396        548,894     8.35         13,669,040       522,544     7.71
     Total loans, net of unearned income            -----------     ----------                 -----------    ----------
                                                     46,951,563     $1,673,892     7.19         44,044,263    $1,563,958     7.16
     Total interest-earning assets                                  ==========   =======                      ==========   =======

Cash and due from banks                                 847,726                                    781,201
Other assets                                          7,883,968                                  9,511,358
                                                    -----------                                -----------
     Total assets                                   $55,683,257                                $54,336,822
                                                    ===========                                ===========


Interest-bearing funds:
  Consumer and other time deposits                  $10,532,463     $  203,623     3.90        $10,895,636     $  215,603     3.99
  Certificates of deposit                             1,410,929         35,926     5.13          1,601,013         40,285     5.07
  Deposits in foreign offices                        17,546,361        509,709     5.86         16,803,773        443,562     5.32
                                                    -----------     ----------                 -----------     ----------
     Total interest-bearing deposits                 29,489,753        749,258     5.12         29,300,422        699,450     4.81
  Trading account liabilities (2)<F2>                   394,711          8,850     4.52            213,889          7,142     6.73
  Short-term borrowings                               8,469,768        219,890     5.24          8,105,166        203,364     5.06
  Total long-term debt                                4,753,623        152,552     6.47          4,195,864        132,653     6.38
                                                    -----------     ----------                 -----------     ----------
     Total interest-bearing funds                    43,107,855     $1,130,550     5.29         41,815,341     $1,042,609     5.03
                                                                    ==========   =======                       ==========   =======


Noninterest-bearing deposits:
  In domestic offices                                 2,602,652                                  2,241,227
  In foreign offices                                    257,654                                    186,966
Other liabilities                                     6,219,883                                  6,840,762
Stockholders' equity:
  Preferred stock                                       500,000                                    439,810
  Common stockholders' equity                         2,995,213                                  2,812,716
                                                    -----------                                ------------
     Total stockholders' equity                       3,495,213                                  3,252,526
                                                    -----------                                ------------
     Total liabilities and stockholders' equity     $55,683,257                                $54,336,822
                                                    ===========                                ============


Interest income/earning assets                                      $1,673,892     7.19                        $1,563,958     7.16
Interest expense/earning assets                                      1,130,550     4.86                         1,042,609     4.77
                                                                    ----------   -------                       ----------   -------
Net interest differential                                           $  543,342     2.33                        $  521,349     2.39
                                                                    ==========   =======                       ==========   =======

<F1> (1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2> (2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 9, net interest income on a fully-taxable equivalent basis was $543.3 million for the first six months of 1998, compared to $521.3 million in the comparable period of 1997. Average interest-earning assets rose to $47.0 billion for the first six months of 1998, compared to $44.0 billion for the corresponding period of 1997. The increase in average interest-earning assets was primarily attributable to taxable investment securities and federal funds sold. The net interest rate differential was 2.33% for the first six months of 1998, compared to 2.39% in the respective period of 1997.

PROVISION FOR CREDIT LOSSES - was $4.0 million and $8.0 million in the second quarter and first six months of 1998, respectively, unchanged from the corresponding periods of last year.

Aggregate net charge-offs were $3.9 million in the second quarter of 1998, compared to net charge-offs of $4.1 million in the second quarter of 1997. For the first six months of 1998, aggregate net charge-offs were $9.4 million, compared to $4.9 million for the six-month period of 1997. See
Note 1 of notes to consolidated financial statements for additional information related to the allowance for credit losses and net charge-offs.

The following table presents summary data related to non-accrual loans and other non-performing assets for the periods ended:

                                            June 30,     March 31,    Dec. 31,
                                              1998         1998         1997
                                            --------     --------     --------
(in thousands)
Non-accrual loans:
   Domestic                                 $ 74,473     $ 76,397     $ 84,094
   Foreign                                     6,232        8,140        9,727
                                            --------     --------     --------
Total non-accrual loans                       80,705       84,537       93,821
Other assets and real estate owned             9,000       14,432       18,847
                                            --------     --------     --------
Total non-performing assets                 $ 89,705     $ 98,969     $112,668
                                            ========     ========     ========
Non-accrual loans as a percentage of
   loans outstanding at period end              0.58%        0.64%        0.76%
                                            ========     ========     ========
Total non-performing assets as a
   percentage of period end total assets        0.15%        0.18%        0.20%
                                            ========     ========     ========


OTHER OPERATING INCOME - was $144.3 million in the second quarter of 1998, compared to $125.1 million in the second quarter a year earlier and $122.6 million in the first quarter of 1998. For the first six months of 1998, such income was $266.9 million, compared to $251.5 million in the corresponding period of 1997.

Total trading revenue, including associated net interest income which is reported as net interest income, rose 12.7% to $63.7 million in the second quarter of 1998, up from $56.5 million in the second quarter of 1997. For the six-month period ended June 30, 1998, such revenue amounted to $129.6 million, an increase of 18.1% from $109.8 million in 1997. Trading net interest income, which was primarily attributable to precious metals activities, rose to $20.2 million and $46.0 million, respectively, in the second quarter and first six months of 1998 from $10.0 million and $17.2 million in the corresponding periods of 1997. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                       Three Months            Six Months
                                          Ended                  Ended
                                         June 30,               June 30,
                                   -------------------     -------------------
                                     1998       1997         1998       1997
                                   --------   --------     --------   --------
(In thousands)
Income from precious metals:
   Trading revenue                 $    254   $  1,045     $  3,620   $ 11,843
   Net interest income               16,516      7,371       35,438     12,189
                                   --------   --------     --------   --------
      Total                          16,770      8,416       39,058     24,032
                                   --------   --------     --------   --------

Foreign exchange trading income:
   Trading revenue                   41,979     32,612       72,222     59,737
   Net interest (expense)            (2,213)    (2,764)      (2,831)    (5,579)
                                   --------   --------     --------   --------
      Total                          39,766     29,848       69,391     54,158
                                   --------   --------     --------   --------

Trading account profits and
   commissions:
   Trading revenue                    1,230     12,820        7,759     21,046
   Net interest income                5,903      5,419       13,422     10,554
                                   --------   --------     --------   --------
      Total                           7,133     18,239       21,181     31,600
                                   --------   --------     --------   --------

Total:
   Trading revenue                   43,463     46,477       83,601     92,626
   Net interest income               20,206     10,026       46,029     17,164
                                   --------   --------     --------   --------
      Total                        $ 63,669   $ 56,503     $129,630   $109,790
                                   ========   ========     ========   ========


Investment securities gains were $12.4 million in the second quarter of 1998, compared to $6.7 million in the second quarter of 1997. In the second quarters of both 1998 and 1997, investment securities gains were primarily from sales of other securities available for sale and, to a lesser degree, U.S. Government agency securities available for sale. For the first six months of 1998, investment securities gains were $3.9 million, compared to $1.4 million last year.

The Corporation recorded a net loss on loans sold or held for sale of $0.2 million in the second quarter of 1998, compared to a net gain of $2.4 million in the second quarter of 1997. For the six month period of 1998 such gain amounted to $3.5 million compared to a net gain of $9.9 million in the corresponding period of 1997, which was primarily attributable to the sale of non-accrual commercial real estate loans.

Commission income, which consists primarily of securities brokerage commissions, fees for the issuance of banker acceptances and letters of credit and retail services was $24.2 million in the second quarter of 1998, compared to $20.7 million in the second quarter of 1997. For the first six months of 1998, commission income amounted to $48.2 million compared to $41.3 million for the six-month period of 1997.

Equity in the earnings of affiliate increased to $36.8 million in the second quarter of 1998, an increase of 20% from $30.6 million in the second quarter of 1997. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. The growth in client account assets at Safra Republic, combined with higher levels of client activities in portfolio securities, contributed to the increase. Safra Republic's total client account assets, both on-and off-balance sheet, increased to $32.1 billion at June 30, 1998 from $27.3 billion at June 30, 1997. This change consisted of increases of $3.6 billion, or 24%, in client portfolio assets and $1.2 billion, or 10%, in client deposits. For the six-month period of 1998, equity in the earnings of Safra Republic was $72.7 million, compared to $58.7 million for the six-month period of last year, an increase of 24%.

Other income was $27.6 million in the second quarter of 1998, compared to $18.2 million in the second quarter of 1997. The domestic consumer bank and the domestic and international private banking divisions generate fee income through service charges to clients for deposit accounts and trust and securities activities. Other income includes revenues from these activities of $16.4 million in the second quarter of 1998, compared to $14.6 million in the second quarter of 1997. Other income in the second quarter of 1998 included a gain of $4.4 million related to sales of real estate. Other income for the six-month periods ended June 30, 1998 and 1997 was $55.0 million and $47.7 million, respectively. Included in the 1997 six-month amount was a gain of $7.4 million on the unwinding of a real estate financing transaction and approximately $3.6 million of annual investment management performance fees.

OTHER OPERATING EXPENSES - were $243.4 million in the second quarter and $495.1 million for the first six months of 1998, compared to $214.5 million and $428.7 million in the corresponding periods of 1997. Included in the second quarter and first six months of 1998 were $8.6 million and $27.5 million of Year 2000 expenses, respectively. The Corporation did not incur any Year 2000 expenses in the corresponding periods of 1997.

Salaries and employee benefits were $133.8 million in the second quarter of 1998, compared to $117.3 million in the second quarter of last year. The increases in the second quarter of 1998 compared to the second quarter of 1997, were attributable largely to increased staff in information technology and additions to staff to support a greater volume of activity in mortgage origination, trading and foreign offices. For the six months ended June 30, 1998, such expenses rose to $266.6 million from $233.3 million in the year-earlier period, due to higher levels of staff discussed above and increased incentive compensation.

Occupancy expense was $18.1 million in the second quarter of 1998 and $37.0 million for the six-month period of 1998, compared to $16.8 million and $35.1 million in the comparable periods of 1997.

All other expenses were $91.5 million in the second quarter and $191.5 million in the first six months of 1998, compared to $80.4 million and $160.3 million in the corresponding periods of 1997. After excluding the impact of Year 2000 expenses of $7.6 million and $25.5 million, in the second quarter and first six months of 1998, respectively, all other expenses increased by $3.5 million and $5.7 million, respectively, from the same periods in 1997. Amortization of goodwill and other intangible assets was $6.7 million in the second quarter of 1998, compared to $7.1 million in the second quarter of last year.

As previously reported, the Corporation estimates that total incremental expenses for the Year 2000 project will be approximately $60 million. Commencing in the second half of 1997 and through June 30 1998, $43.0 million of these costs have been recorded. The first quarter 1998 expenses of $18.9 million have represented the peak for costs incurred during any one quarter, with $8.6 million of these costs recorded in the second quarter of 1998. The Corporation is on target to meet its plan to complete substantially all systems conversions by the end of 1998.

TOTAL APPLICABLE INCOME TAXES - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $2.6 million in the second quarter of 1998 and declined $44.6 million during the first six months of 1998 when compared to the corresponding periods of 1997. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, were 31% for the second quarter and 23% for the six-month period of 1998, compared to 34%, respectively, in the corresponding periods of last year. The six-month period of 1998 effective tax rate reflected the reversal in the first quarter of certain tax liabilities accrued in prior years.

STATEMENT OF CONDITION

CAPITAL RATIOS

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board (the "FRB") specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the FASB 115 valuation of the Corporation's portfolio of securities available for sale which is included in accumulated other comprehensive loss, net of taxes.

The total risk-based capital ratio has been calculated under the FRB's new market risk capital guidelines. The guidelines incorporate a measure of specific issuer risk for debt and equity trading positions as well as the market risk of all trading and nontrading foreign exchange and commodity positions. The total risk-based capital ratio for December 31, 1997 has not been restated to reflect these new guidelines

The following table presents the Corporation's risk-based capital ratios:

                                           June 30,         Dec. 31,
                                            1998              1997
                                          ----------       ----------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio          12.83%           12.97%
   Total risk-based capital ratio           21.28%           21.58%
Leverage ratio                               5.97%            5.60%
Common stockholders'
   equity/total assets                       4.98%            5.28%


FORWARD-LOOKING INFORMATION

IN CONNECTION WITH THE INFORMATION RELATING TO THE YEAR 2000, THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL FACTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THIS REPORT. SUCH UNCERTAINTIES RELATED TO THE YEAR 2000 INFORMATION COULD INCLUDE UNANTICIPATED EVENTS RELATING TO WORK ON THE DEVELOPMENTS OR MODIFICATIONS TO COMPUTER SYSTEMS AND TO SOFTWARE, INCLUDING WORK PERFORMED BY SUPPLIERS OR VENDORS TO THE CORPORATION, AND THE SATISFACTORY RESOLUTION OF SUCH EVENTS MAY BE BEYOND THE CORPORATION'S CONTROL IN RESPONDING TO SUCH EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY TO THE DATE OF THIS REPORT.

                        PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Corporation's Annual Meeting of Stockholders was held on May 27, 1998.

     (c)  The following matters were voted upon at such meeting:

(i) Election of the following twenty-two persons as directors of the Corporation, with shares voted for and withheld indicated:


      Nominee                         Shares For      Shares Withheld
      -------                         ----------      ---------------

Kurt Andersen                         43,961,992         590,016
Robert A. Cohen                       43,964,114         587,893
Cyril S. Dwek                         43,964,114         587,893
Ernest Ginsberg                       43,964,314         587,693
Nathan Hasson                         43,964,314         587,693
Peter Kimmelman                       43,964,202         587,805
Richard A. Kraemer                    43,964,314         587,693
Leonard Lieberman                     43,935,491         616,515
William C. MacMillen, Jr.             43,962,655         589,352
Peter J. Mansbach                     43,963,202         588,805
Martin F. Mertz                       43,964,314         587,693
James L. Morice                       43,964,314         587,693
E. Daniel Morris                      43,964,057         587,949
Janet L. Norwood                      43,964,057         587,949
John A. Pancetti                      43,963,935         588,072
Vito S. Portera                       43,962,889         589,118
Thomas F. Robards                     43,964,314         587,693
William P. Rogers                     43,318,116       1,233,891
Elias Saal                            43,964,314         587,693
Dov C. Schlein                        43,963,935         588,072
Walter H. Weiner                      43,961,277         590,730
George T. Wendler                     43,964,314         587,693


(ii) Approval of selection of KPMG Peat Marwick LLP, as the Corporation's auditors for 1998. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

           For                  Against           Abstain
           ---                  -------           -------
        44,518,568               12,494            20,946

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

11. Computation of Earnings Per Common Share

27. Financial Data Schedule

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           REPUBLIC NEW YORK CORPORATION


Dated:  August 14, 1998                    By  /s/Walter H. Weiner
                                           -------------------------
                                           Walter H. Weiner
                                           Chairman of the Board


Dated:  August 14, 1998                    By    /s/Stan Martin
                                           -------------------------------
                                           Stan Martin
                                           Executive Vice President and
                                           Chief Financial Officer -
                                           Financial Reporting and Control

                                 FORM 10-Q

                              QUARTERLY REPORT

                 For the fiscal quarter ended June 30, 1998

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX



          No.                Exhibit Description
          ---                -------------------

          11      Computation of Earnings Per Common Share

          27      Financial Data Schedule