Form 10-Q
period 1998-09-30
REPUBLIC NEW YORK CORP
filed 1998-11-13
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended September 30, 1998.

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

                     Yes X                   No __

------------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 107,275,142 at October 30, 1998.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
               September 30, 1998 and December 31, 1997                       2

           Consolidated Statements of Income - Unaudited
               Nine Months and Three Months Ended September 30,
               1998 and 1997                                                  3

           Consolidated Statements of Cash Flows - Unaudited
               Nine Months Ended September 30, 1998 and 1997                  4

           Consolidated Statements of Changes in Stockholders' Equity -
               Unaudited Nine Months Ended September 30, 1998 and 1997        5

           Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis                              7-22

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    23


     The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

ITEM 1.  FINANCIAL STATEMENTS

                                  REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CONDITION
                                                    UNAUDITED
                                              (Dollars in thousands)
                                                                        September 30,     December 31,
                                                                            1998              1997
                                                                         ------------    ------------
ASSETS
Cash and due from banks                                                  $    799,624    $    901,783
Interest-bearing deposits with banks                                        2,943,079       4,756,804
Precious metals                                                               974,875       1,241,956
Securities held to maturity (approximate market
     value of $7,579,711 in 1998 and $9,392,289 in 1997)                    7,398,835       9,237,151
Securities available for sale (at approximate market value)                16,423,528      16,276,667
                                                                         ------------    ------------
        Total investment securities                                        23,822,363      25,513,818
Trading account assets (note 1)                                             3,568,791       4,510,955
Federal funds sold and securities purchased
     under resale agreements                                                  789,443       2,169,291
Loans (net of unearned income of $13,629
     in 1998 and $16,563 in 1997)                                          13,552,915      12,359,741
Allowance for credit losses (note 1)                                         (290,490)       (326,481)
Customers' liability on acceptances                                            73,420         121,022
Accounts receivable and accrued interest                                    1,923,273       2,452,721
Investment in affiliate                                                       809,468         864,178
Premises and equipment                                                        460,830         469,103
Other assets                                                                  945,795         603,464
                                                                         ------------    ------------
        Total assets                                                     $ 50,373,386    $ 55,638,355
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
     In domestic offices                                                 $  2,807,638    $  2,699,819
     In foreign offices                                                       206,625         222,957
Interest-bearing deposits:
     In domestic offices                                                   11,028,492      12,214,760
     In foreign offices                                                    17,795,693      18,251,998
                                                                         ------------    ------------
        Total deposits                                                     31,838,448      33,389,534
Trading account liabilities                                                 4,030,960       5,320,864
Short-term borrowings                                                       4,491,399       5,613,834
Acceptances outstanding                                                        73,599         121,371
Accounts payable and accrued expenses                                       1,244,181       2,191,840
Due to factored clients                                                       696,283         593,815
Other liabilities (note 1)                                                    254,634         154,682
Long-term debt                                                              1,764,306       1,814,435
Subordinated long-term debt and perpetual capital notes                     2,650,000       2,650,000
Company-obligated mandatorily redeemable preferred securities of
   subsidiary trusts holding solely junior subordinated debt securities       350,000         350,000

Stockholders' equity (notes 2 and 3):
     Cumulative preferred stock, no par value
        7,501,250 shares outstanding in 1998 and 1997                         500,000         500,000
     Common stock, $5 par value
        150,000,000 shares authorized; 107,333,650 shares
        outstanding in 1998 and 108,708,584 in 1997                           536,668         543,543
     Surplus                                                                   88,430         149,763
     Retained earnings                                                      2,302,168       2,259,172
     Accumulated other comprehensive loss, net of taxes                      (444,050)        (14,498)
     Common stock in treasury, at cost 55,928 shares in 1998                   (3,640)              -
                                                                         ------------    ------------
        Total stockholders' equity                                          2,979,576       3,437,980
                                                                         ------------    ------------
        Total liabilities and stockholders' equity                       $ 50,373,386    $ 55,638,355
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                 UNAUDITED
                    (In thousands except per share data)
                                                              Nine Months Ended           Three Months Ended
                                                                September 30,                September 30,
                                                         --------------------------   --------------------------
                                                             1998           1997          1998           1997
                                                         -----------    -----------   -----------    -----------
INTEREST INCOME:
Interest and fees on loans                               $   835,989    $   796,002   $   287,095    $   273,458
Interest on deposits with banks                              221,776        225,912        75,466         72,355
Interest and dividends on investment securities:
       Taxable                                             1,171,282      1,106,529       385,960        388,198
       Exempt from federal income taxes                       61,969         66,785        19,153         21,336
Interest on trading account assets                            61,275         92,188        17,128         31,357
Interest on federal funds sold and securities
       purchased under resale agreements                     138,023         77,799        46,326         31,127
                                                         -----------    -----------   -----------    -----------
           Total interest income                           2,490,314      2,365,215       831,128        817,831
                                                         -----------    -----------   -----------    -----------

INTEREST EXPENSE:
Interest on deposits                                       1,132,543      1,070,340       383,285        370,890
Interest on short-term borrowings                            342,260        328,196       113,520        117,690
Interest on long-term debt                                   230,456        205,154        77,904         72,501
                                                         -----------    -----------   -----------    -----------
           Total interest expense                          1,705,259      1,603,690       574,709        561,081
                                                         -----------    -----------   -----------    -----------

NET INTEREST INCOME                                          785,055        761,525       256,419        256,750
Provision for credit losses                                    8,000         12,000             -          4,000
                                                         -----------    -----------   -----------    -----------
Net interest income after provision for
       credit losses                                         777,055        749,525       256,419        252,750
                                                         -----------    -----------   -----------    -----------

OTHER OPERATING INCOME (LOSS):
Trading revenue (note 4)                                     113,868        132,280        30,267         39,654
Provision for trading credit losses                           (4,000)             -        (4,000)             -
Investment securities transactions, net                     (196,550)        11,093      (200,499)         9,730
Revenue from loans sold or held for sale                       3,733         13,233           229          3,338
Commission income                                             73,268         63,204        25,100         21,947
Equity in earnings of affiliate                              102,673         90,710        29,947         32,036
Other income                                                  74,043         70,527        19,079         22,868
                                                         -----------    -----------   -----------    -----------
           Total other operating income (loss)               167,035        381,047       (99,877)       129,573
                                                         -----------    -----------   -----------    -----------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                               390,728        350,691       124,079        117,418
Occupancy, net                                                56,373         53,721        19,366         18,598
Other expenses                                               292,173        245,163       100,701         84,877
                                                         -----------    -----------   -----------    -----------
           Total other operating expenses                    739,274        649,575       244,146        220,893
                                                         -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                            204,816        480,997       (87,604)       161,430
Income taxes                                                  61,164        147,960         5,055         49,142
                                                         -----------    -----------   -----------    -----------
NET INCOME (LOSS)                                        $   143,652    $   333,037   $   (92,659)   $   112,288
                                                         ===========    ===========   ===========    ===========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK - DILUTED   $   122,848    $   314,756   $   (99,424)   $   106,414
                                                         ===========    ===========   ===========    ===========

Net income (loss) per common share (note 3):
       Basic                                                   $1.16          $2.96        $(0.96)         $1.00
       Diluted                                                  1.15           2.93         (0.96)          0.99
Average common shares outstanding (note 3):
       Basic                                                 104,522        105,793       103,985        105,559
       Diluted                                               106,396        107,497       103,985        107,666

See accompanying notes to consolidated financial statements.

                                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  UNAUDITED
                                                (In thousands)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                        1998           1997
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   143,652    $   333,037
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization, net                                                  82,591         66,138
      Provision for trading and credit losses                                             12,000         12,000
      Investment securities transactions, net                                            196,550        (11,093)
      Revenue from loans sold or held for sale                                            (3,733)       (13,233)
      Equity in earnings of affiliate                                                   (102,673)       (90,710)
      Net change in precious metals                                                      267,081        224,633
      Net change in trading accounts                                                    (123,956)      (398,145)
      Net change in accounts receivable and accrued interest                             757,296     (1,338,780)
      Net change in accounts payable and accrued expenses                               (579,474)     1,017,312
      Other, net                                                                        (223,825)      (138,083)
                                                                                     -----------    -----------
Net cash provided by (used in) operating activities                                      425,509       (336,924)
                                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                                                   1,813,725      2,234,466
Federal funds sold and securities purchased under resale agreements                    1,379,848     (1,724,307)
Short-term investments                                                                    34,858        (37,805)
Purchases of securities held to maturity                                                 (17,028)    (1,001,775)
Proceeds from maturities of securities held to maturity                                1,855,344        642,316
Purchases of securities available for sale                                            (8,120,173)    (6,015,934)
Proceeds from sales of securities available for sale                                   3,439,324      1,245,617
Proceeds from maturities of securities available for sale                              4,330,037      2,459,896
Loans                                                                                 (2,496,613)    (1,461,891)
Investment in affiliate                                                                   56,439         38,953
                                                                                     -----------    -----------
Net cash provided by (used in) investing activities                                    2,275,761     (3,620,464)
                                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits                                                                              (1,550,001)     1,712,302
Short-term borrowings                                                                 (1,122,435)     1,997,426
Due to factored clients                                                                  102,468        120,910
Proceeds from issuance of long-term debt                                                 675,248        797,218
Repayment of long-term debt                                                             (724,716)      (603,722)
Proceeds from issuance of subordinated long-term debt                                          -        250,000
Net proceeds from issuance of cumulative preferred stock                                       -        146,900
Repurchase of cumulative preferred stock                                                       -       (155,800)
Repurchase of common stock                                                               (95,332)       (63,611)
Purchase of treasury stock at cost                                                        (3,640)             -
Cash dividends paid                                                                      (99,227)       (90,359)
Other, net                                                                                15,793          7,620
                                                                                     -----------    -----------
Net cash (used in) provided by financing activities                                   (2,801,842)     4,118,884
                                                                                     -----------    -----------
Effect of exchange rate changes on cash and due from banks                                (1,587)        (8,839)
                                                                                     -----------    -----------
Net (decrease) increase in cash and due from banks                                      (102,159)       152,657
Cash and due from banks at beginning of period                                           901,783        710,183
                                                                                     -----------    -----------
Cash and due from banks at end of period                                             $   799,624    $   862,840
                                                                                     ===========    ===========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                   $ 1,598,999    $ 1,494,970
          Income taxes                                                                    58,336         87,133
      Transfers from securities available for sale to trading account assets             227,784              -
      Transfers from securities available for sale to securities held to maturity              -        949,079

See accompanying notes to consolidated financial statements.

                    REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       UNAUDITED
                                (Dollars in thousands)
                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                  1998            1997
                                                                              -----------    -----------
CUMULATIVE PREFERRED STOCK:
Balance at beginning of period                                                $   500,000    $   555,800
Issuance of 3,000,000 shares of $2.8575 cumulative preferred stock                      -        150,000
Redemption of 4,000,000 shares of $1.9375
       cumulative preferred stock                                                       -       (100,000)
Redemption of 558 shares of remarketed preferred stock                                  -        (55,800)
                                                                              -----------    -----------
Balance at end of period                                                      $   500,000    $   550,000
                                                                              ===========    ===========
COMMON STOCK:
Balance at beginning of period                                                $   543,543    $   550,095
Net issuance under stock option, restricted stock
       and restricted stock election plans of 263,680
       shares in 1998 and 885,614 shares in 1997                                    1,318          4,428
Retirement of 1,638,614 shares in 1998 and 1,398,694 shares in 1997                (8,193)        (6,993)
                                                                              -----------    -----------
Balance at end of period                                                      $   536,668    $   547,530
                                                                              ===========    ===========
SURPLUS:
Balance at beginning of period                                                $   149,763    $   227,378
Net issuance of common stock under stock option,
       restricted stock and restricted stock election plans of
       263,680 shares in 1998 and 885,614 shares in 1997                           23,005         16,160
Cost of issuing preferred stock                                                         -         (3,100)
Treasury stock transactions of affiliate                                             (839)          (302)
Deferred compensation                                                               3,640              -
Retirement of 1,638,614 common shares in 1998 and 1,398,694
      common shares in 1997                                                       (87,139)       (56,618)
                                                                              -----------    -----------
Balance at end of period                                                      $    88,430    $   183,518
                                                                              ===========    ===========
RETAINED EARNINGS:
Balance at beginning of period                                                $ 2,259,172    $ 1,934,824
Net income                                                                        143,652        333,037
Dividends declared on common stock                                                (80,938)       (75,536)
Dividends declared on issues of preferred stock                                   (19,718)       (17,132)
                                                                              -----------    -----------
Balance at end of period                                                      $ 2,302,168    $ 2,175,193
                                                                              ===========    ===========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
       NET OF TAXES:
Balance at beginning of period                                                $   (14,498)   $    38,523

Net (depreciation) appreciation on securities available for sale                 (547,528)       103,064
Less: reclassification adjustment for gains (losses) included in net income      (127,878)         6,663
                                                                              -----------    -----------
Net unrealized (depreciation) appreciation on securities available for sale      (419,650)        96,401
Foreign currency translation                                                       (9,902)       (10,357)
                                                                              -----------    -----------
Other comprehensive income (loss)                                                (429,552)        86,044
                                                                              -----------    -----------
Balance at end of period                                                      $  (444,050)   $   124,567
                                                                              ===========    ===========
COMMON STOCK IN TREASURY, AT COST:
Balance at beginning of period                                                        $ -            $ -
Purchases of treasury stock at cost, 55,928 shares                                 (3,640)             -
                                                                              -----------    -----------
Balance at end of period                                                      $    (3,640)           $ -
                                                                              ===========    ===========
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of period                                                $ 3,437,980    $ 3,306,620
Net changes during the period                                                    (458,404)       274,188
                                                                              -----------    -----------
Balance at end of period                                                      $ 2,979,576    $ 3,580,808
                                                                              ===========    ===========
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Net income                                                                    $   143,652    $   333,037
Other comprehensive income (loss)                                                (429,552)        86,044
                                                                              -----------    -----------
Total comprehensive income (loss), net of taxes                               $  (285,900)   $   419,081
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

1. The Corporation's aggregate allowance for credit losses at September 30, 1998 was $301.0 million, which consisted of $5.0 million applicable to trading account assets which is a reduction of "trading account assets," $5.5 million included in "other liabilities" for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and $290.5 million, which is available to absorb all other credit losses.

     The following table presents data related to the Corporation's aggregate allowance for credit losses for the nine-month periods ended September 30, 1998 and 1997.

                                              1998         1997
                                           ---------    ---------
(In thousands)
Aggregate balance at beginning of period   $ 353,481    $ 350,358
   Charge-offs                               (70,526)     (17,559)
   Recoveries                                  5,963        9,412
                                           ---------    ---------
Net charge-offs                              (64,563)      (8,147)
Provision for trading and credit losses       12,000       12,000
Translation adjustment                            42       (1,120)
                                           ---------    ---------
   Aggregate balance at end of period      $ 300,960    $ 353,091
                                           =========    =========

     Total net charge-offs for the nine-month period of 1998 include $50.7 million taken in the third quarter attributable to the Corporation's Russian exposure.

2. Common stock in treasury consists of the cost of shares of common stock of the Corporation which are held by a trust, established in connection with the Corporation's 1998 Long Term Incentive Compensation Plan, for the benefit of certain employees who have elected to invest a portion of their deferred restricted cash compensation in common stock of the Corporation. At the end of the deferral period, the common stock will be delivered by the trust to the employee.

3. On June 1, 1998, a 100% stock dividend in the form of a two-for-one common stock split was distributed to stockholders of record on May 1, 1998. All share and per share data have been adjusted to reflect the split.

4. The following table presents information related to trading revenue for the periods indicated.

                                             Nine Months Ended       Three Months Ended
                                                September 30,           September 30,
                                          ----------------------   ----------------------
                                            1998         1997        1998         1997
                                          ---------    ---------   ---------    ---------
(In thousands)
Precious metals                           $     407    $  12,761   $  (3,213)   $     918
Foreign exchange                            114,987       86,309      42,765       26,572
Trading account profits and commissions      (1,526)      33,210      (9,285)      12,164
                                          ---------    ---------   ---------    ---------
           Total trading revenue          $ 113,868    $ 132,280   $  30,267    $  39,654
                                          =========    =========   =========    =========

                                    -6-

               REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. This statement is effective for periods commencing January 1, 2000. The Corporation is currently evaluating the impact this statement will have on its results of operations and its financial position.

6. Certain amounts from the prior year have been reclassified to conform with 1998 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1998 and 1997. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the increases (decreases) in income and expense for the third quarter and nine months ended September 30, 1998 compared to the corresponding periods of 1997.

                                                            Increase (Decrease)
                                        ----------------------------------------------------------
                                        3rd Qtr. 1998 vs.                 Nine  Months 1998 vs.
                                        3rd Qtr. 1997                     Nine  Months 1997
                                        -------------------------         ------------------------
                                         Amount           Percent          Amount          Percent
                                        -------------------------         ------------------------
(Dollars in thousands)
Interest income                         $  12,244            1.5          $ 122,178            5.1
Interest expense                           13,628            2.4            101,569            6.3
                                        ---------                         ---------
      Net interest income                  (1,384)          (0.5)            20,609            2.6
Provision for credit losses                (4,000)        (100.0)            (4,000)         (33.3)
                                        ---------                         ---------
Net interest income after
      provision for credit losses           2,616            1.0             24,609            3.2
Other operating income (loss)            (229,450)        (177.1)          (214,012)         (56.2)
Other operating expenses                   23,253           10.5             89,699           13.8
                                        ---------                         ---------
Income (loss) before income taxes        (250,087)        (148.1)          (279,102)         (55.3)
                                        ---------                         ---------
Applicable income taxes                   (44,087)         (89.7)           (86,796)         (58.7)
Tax equivalent adjustment                  (1,053)         (14.2)            (2,921)         (12.2)
                                        ---------                         ---------
      Total applicable income taxes       (45,140)         (79.8)           (89,717)         (52.2)
                                        ---------                         ---------

Net income (loss)                       $(204,947)        (182.5)         $(189,385)         (56.9)
                                        =========         ======          =========          =====
Net income (loss) applicable to
      common stock - diluted            $(205,838)        (193.4)         $(191,908)         (61.0)
                                        =========         ======          =========          =====

NET INTEREST INCOME - on a fully-taxable equivalent basis was $262.8 million in the third quarter of 1998, compared to $264.2 million in the third quarter of 1997. Net interest income in the third quarter of 1998 was reduced due to the loss of income from Russian GKO investment securities, the generally lower level of interest rates, a reduction in cross-border exposure to emerging markets, and by premium amortization attributable to prepayments on mortgage-backed securities of $20.5 million, which was partially offset by $6.9 million of mortgage prepayment interest income. As shown in the table on page 9, average interest-earning assets were $47.4 billion in the third quarter of 1998, compared to $45.9 billion in the third quarter of 1997. During the third quarter of 1998, the Corporation decreased its short-term borrowings and reduced its holdings of interest-bearing deposits with banks. The net interest rate differential was 2.20% in the third quarter of 1998, compared to 2.28% in the third quarter of 1997.

                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                      (Fully taxable equivalent basis)
                           (Dollars in thousands)
                                                                            Quarter Ended September 30,
                                                     --------------------------------------------------------------------------
                                                                     1998                                   1997
                                                     ----------------------------------      ----------------------------------
                                                                                Average                                 Average
                                                                   Interest     Rates                      Interest     Rates
                                                      Average      Income/      Earned/       Average      Income/      Earned/
                                                      Balance      Expense      Paid %        Balance      Expense      Paid %
                                                    -----------    --------     -------      -----------   --------     -------
Interest-earning assets:
  Interest-bearing deposits with banks              $ 4,487,169    $ 75,466      6.67        $ 4,647,094   $ 72,355      6.18
  Investment securities (1)<F1>:
    Taxable                                          23,236,182     385,960      6.59         21,955,458    388,198      7.01
    Exempt from federal income taxes                  1,349,946      25,533      7.50          1,412,796     28,769      8.08
                                                     ----------    --------                  -----------   --------
     Total investment securities                     24,586,128     411,493      6.64         23,368,254    416,967      7.08
  Trading account assets (2)<F2>                      1,018,907      17,128      6.67          1,489,447     31,357      8.35
  Federal funds sold and securities
    purchased under resale agreements                 3,275,722      46,326      5.61          2,315,180     31,127      5.33
  Loans, net of unearned income:
    Domestic offices                                 10,013,229     209,880      8.32          9,474,790    194,338      8.14
    Foreign offices                                   3,995,738      77,215      7.67          4,628,691     79,120      6.78
                                                     ----------    --------                  -----------   --------
     Total loans, net of unearned income             14,008,967     287,095      8.13         14,103,481    273,458      7.69
                                                     ----------    --------                  -----------   --------
     Total interest-earning assets                   47,376,893    $837,508      7.01         45,923,456   $825,264      7.13
                                                                   ========     ======                     ========     ======

Cash and due from banks                                 872,644                                  897,655
Other assets                                          6,159,305                                8,991,394
                                                    -----------                              -----------
     Total assets                                   $54,408,842                              $55,812,505
                                                    ===========                              ===========


Interest-bearing funds:
  Consumer and other time deposits                  $10,264,566    $ 97,879      3.78        $10,714,973   $ 109,702     4.06
  Certificates of deposit                             1,050,679      13,142      4.96          1,619,257      21,020     5.15
  Deposits in foreign offices                        18,067,907     272,264      5.98         16,905,634     240,168     5.64
                                                    -----------    --------                  -----------   ---------
     Total interest-bearing deposits                 29,383,152     383,285      5.18         29,239,864     370,890     5.03
  Trading account liabilities (2)<F2>                   449,127       1,999      1.77            138,751       2,442     6.98
  Short-term borrowings                               8,500,697     111,521      5.20          9,141,274     115,248     5.00
  Total long-term debt                                4,827,355      77,904      6.40          4,458,342      72,501     6.45
                                                    -----------    --------                  -----------   ---------
     Total interest-bearing funds                    43,160,331    $574,709      5.28         42,978,231   $ 561,081     5.18
                                                                   ========     ======                     =========    ======

Noninterest-bearing deposits:
  In domestic offices                                 2,696,884                                2,318,170
  In foreign offices                                    218,525                                  162,900
Other liabilities                                     5,050,954                                6,982,172
Stockholders' equity:
  Preferred stock                                       500,000                                  411,413
  Common stockholders' equity                         2,782,148                                2,959,619
                                                    -----------                              -----------
     Total stockholders' equity                       3,282,148                                3,371,032
                                                    -----------                              -----------
     Total liabilities and stockholders' equity     $54,408,842                              $55,812,505
                                                    ============                             ============


Interest income/earning assets                                     $837,508      7.01                      $825,264      7.13
Interest expense/earning assets                                     574,709      4.81                       561,081      4.85
                                                                   --------     ------                     --------     ------
Net interest differential                                          $262,799      2.20                      $264,183      2.28
                                                                   ========     ======                     ========     ======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

                AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                       AVERAGE RATES EARNED AND PAID
                                 UNAUDITED
                      (Fully taxable equivalent basis)
                           (Dollars in thousands)
                                                                         Nine Months Ended September 30,
                                                     --------------------------------------------------------------------------
                                                                     1998                                   1997
                                                     ----------------------------------      ----------------------------------
                                                                                Average                                 Average
                                                                   Interest     Rates                      Interest     Rates
                                                       Average      Income/     Earned/       Average      Income/      Earned/
                                                       Balance     Expense      Paid %        Balance      Expense      Paid %
                                                     -----------   --------     -------      -----------   --------     -------
Interest-earning assets:
  Interest-bearing deposits with banks               $ 4,530,358   $  221,776    6.55        $ 4,788,211   $  225,912    6.31
  Investment securities (1)<F1>:
    Taxable                                           23,224,016    1,171,282    6.74         21,033,547    1,106,529    7.03
    Exempt from federal income taxes                   1,421,288       83,055    7.81          1,496,131       90,792    8.11
                                                     -----------   ----------                -----------    ---------
     Total investment securities                      24,645,304    1,254,337    6.80         22,529,678    1,197,321    7.11
  Trading account assets (2)<F2>                       1,094,672       61,275    7.48          1,600,882       92,188    7.70
  Federal funds sold and securities
    purchased under resale agreements                  3,310,576      138,023    5.57          1,943,328       77,799    5.35
  Loans, net of unearned income:
    Domestic offices                                   9,531,669      593,760    8.33          9,115,978      558,217    8.19
    Foreign offices                                    3,982,318      242,229    8.13          4,699,467      237,785    6.76
                                                     -----------   ----------                -----------    ---------
     Total loans, net of unearned income              13,513,987      835,989    8.27         13,815,445      796,002    7.70
                                                     -----------   ----------                -----------    ---------
     Total interest-earning assets                    47,094,897   $2,511,400    7.13         44,677,544   $2,389,222    7.15
                                                                   ==========   ======                     ==========   ======

Cash and due from banks                                  856,123                                 820,446
Other assets                                           7,302,764                               9,336,132
                                                    ------------                             -----------
     Total assets                                    $55,253,784                             $54,834,122
                                                    ============                             ===========


Interest-bearing funds:
  Consumer and other time deposits                   $10,442,183   $  301,502    3.86        $10,834,753   $  325,305    4.01
  Certificates of deposit                              1,289,526       49,068    5.09          1,607,161       61,305    5.10
  Deposits in foreign offices                         17,722,120      781,973    5.90         16,838,100      683,730    5.43
                                                     -----------   ----------                -----------    ---------
     Total interest-bearing deposits                  29,453,829    1,132,543    5.14         29,280,014    1,070,340    4.89
  Trading account liabilities (2)<F2>                    413,049       10,849    3.51            188,568        9,584    6.80
  Short-term borrowings                                8,480,191      331,411    5.23          8,454,331      318,612    5.04
  Total long-term debt                                 4,778,470      230,456    6.45          4,284,318      205,154    6.40
                                                     -----------   ----------                -----------    ---------
     Total interest-bearing funds                     43,125,539   $1,705,259    5.29         42,207,231   $1,603,690    5.08
                                                                   ==========   ======                     ==========   ======

Noninterest-bearing deposits:
  In domestic offices                                  2,634,408                               2,267,157
  In foreign offices                                     244,468                                 178,856
Other liabilities                                      5,825,957                               6,888,416
Stockholders' equity:
  Preferred stock                                        500,000                                 430,240
  Common stockholders' equity                          2,923,412                               2,862,222
                                                    ------------                             -----------
     Total stockholders' equity                        3,423,412                               3,292,462
                                                    ------------                             -----------
     Total liabilities and stockholders' equity      $55,253,784                             $54,834,122
                                                    ============                             ===========


Interest income/earning assets                                     $2,511,400    7.13                     $2,389,222     7.15
Interest expense/earning assets                                     1,705,259    4.84                      1,603,690     4.80
                                                                   ----------   ------                    ----------    ------
Net interest differential                                          $  806,141    2.29                     $  785,532     2.35
                                                                   ==========   ======                    ==========    ======

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

As shown in the table on page 10, net interest income on a fully-taxable equivalent basis was $806.1 million for the first nine months of 1998, compared to $785.5 million in the comparable period of 1997. Average interest-earning assets rose to $47.1 billion for the first nine months of 1998, compared to $44.7 billion for the corresponding period of 1997. The increase in average interest-earning assets was primarily attributable to taxable investment securities and federal funds sold. The net interest rate differential was 2.29% for the first nine months of 1998, compared to 2.35% in the respective period of 1997.

PROVISION FOR TRADING AND CREDIT LOSSES - was $4.0 million and $12.0 million for the third quarter and first nine months of 1998 and 1997, respectively. In the third quarter of 1998, the Corporation recorded a $4.0 million provision for trading credit losses, which is included as a component of other operating income (loss).

Aggregate net charge-offs were $55.2 million in the third quarter of 1998, which included $50.7 million attributable to the Corporation's current and anticipated Russian counterparty defaults. Net charge-offs were $3.3 million in the third quarter of 1997. For the first nine months of 1998 aggregate net charge-offs were $64.6 million, compared to $8.1 million for the nine-month period of 1997. See Note 1 of notes to consolidated financial statements for additional information related to the aggregate allowance for credit losses and net charge-offs.

The following table presents summary data related to non-accrual loans and other non-performing assets for the periods ended:

                                           Sept 30,    June 30,     Dec. 31,
(in thousands)                               1998        1998         1997
                                          ---------    --------    ---------

Non-accrual loans:
   Domestic                                $ 69,490    $ 74,473    $ 84,094
   Foreign                                   10,103       6,232       9,727
                                           --------    --------    --------
Total non-accrual loans                      79,593      80,705      93,821
Other assets and real estate owned           15,378       9,000      18,847
                                           --------    --------    --------
Total non-performing assets                $ 94,971    $ 89,705    $112,668
                                           ========    ========    ========
Non-accrual loans as a percentage of
   loans outstanding at period end             0.59%       0.58%       0.76%
                                           ========    ========    ========
Total non-performing assets as a
   percentage of period end total assets       0.19%       0.15%       0.20%
                                           ========    ========    ========

OTHER OPERATING INCOME (LOSS) - was $(99.9) million in the third quarter of 1998, compared to operating income of $129.6 million in the third quarter a year earlier. The third quarter 1998 net other operating loss is a result of $210.9 million, $190.7 million after tax, of losses on the Corporation's Russian investment securities, which is discussed below. For the first nine months of 1998, total other operating income was $167.0 million, compared to $381.0 million in the corresponding period of 1997.

Total trading revenue, including associated net interest income which is reported as net interest income, was $52.0 million in the third quarter of 1998, compared to $60.2 million in the third quarter of 1997. For the nine-month period ended September 30, 1998, trading revenue amounted to $181.6 million, compared to $170.0 million in 1997. Trading net interest income, which was primarily attributable to precious metals activities, rose to $21.7 million and $67.7 million, in the third quarter and first nine months of 1998, respectively, compared to $20.6 million and $37.8 million in the corresponding periods of 1997. Trading accounts profits and commissions reflected lower results and a loss for the third quarter of 1998, due to aggressive reductions in trading positions, in a period of high volatility and lack of liquidity. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                              ----------------------    ----------------------
                                 1998         1997         1998         1997
                              ---------    ---------    ---------    ---------
(In thousands)
Precious metals:
   Trading revenue (loss)     $  (3,213)   $     918    $     407    $  12,761
   Net interest income           18,689       13,355       54,127       25,544
                              ---------    ---------    ---------    ---------
      Total                      15,476       14,273       54,534       38,305
                              ---------    ---------    ---------    ---------

Foreign exchange:
   Trading revenue               42,765       26,572      114,987       86,309
   Net interest expense          (1,773)      (2,339)      (4,604)      (7,918)
                              ---------    ---------    ---------    ---------
      Total                      40,992       24,233      110,383       78,391
                              ---------    ---------    ---------    ---------

Trading account profits and
   commissions:
   Trading revenue (loss)        (9,285)      12,164       (1,526)      33,210
   Net interest income            4,804        9,570       18,226       20,124
                              ---------    ---------    ---------    ---------
      Total                      (4,481)      21,734       16,700       53,334
                              ---------    ---------    ---------    ---------

Total:
   Trading revenue               30,267       39,654      113,868      132,280
   Net interest income           21,720       20,586       67,749       37,750
                              ---------    ---------    ---------    ---------
      Total                   $  51,987    $  60,240    $ 181,617    $ 170,030
                              =========    =========    =========    =========

Investment securities transactions resulted in net losses in the third quarter of 1998 which aggregated $200.5 million and included losses of $210.9 million ($190.7 million after tax effect), on the Corporation's Russian investment securities. The investment securities losses stemmed from management's decision to write down all of the Corporation's Russian investment securities to net realizable value. The third quarter 1998 security losses included charges for the Corporation's Russian treasury bill (GKO) investments and a mark-down of the Corporation's entire Russian investments and related hedges, reflecting Russia's current market levels or anticipated defaults.

Additionally in the third quarter of 1998, the Corporation realized other net investment securities gains of $10.4 million, compared to $9.7 million in the third quarter of 1997. For the first nine months of 1998, investment securities losses were $196.6 million, compared to gains of $11.1 million last year.

Revenue on loans sold or held for sale was $0.2 million in the third quarter of 1998, compared to $3.3 million in the third quarter of 1997. For the nine month period of 1998 such revenue amounted to $3.7 million compared to $13.2 million in the corresponding period of 1997, which was primarily attributable to the sale of non-accrual commercial real estate loans.

Commission income, consisting primarily of securities brokerage commissions, fees for the issuance of banker acceptances and letters of credit and retail services, was $25.1 million in the third quarter of 1998, compared to $21.9 million in the third quarter of 1997. For the first nine months of 1998, commission income amounted to $73.3 million, compared to $63.2 million for the nine-month period of 1997.

Equity in the earnings of affiliate was $29.9 million in the third quarter of 1998, compared to $32.0 million in the third quarter of 1997. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("Safra Republic"), a European international private banking group of which the Corporation owns approximately 49%. Safra Republic's total client account assets, both on-and off-balance sheet, increased to $31.7 billion at September 30, 1998 from $29.0 billion at September 30, 1997. This change was primarily due to an increase of $2.3 billion, or 19%, in client deposits. For the nine-month period of 1998, equity in the earnings of Safra Republic was $102.7 million, compared to $90.7 million for the nine-month period of last year.

Other income was $19.1 million in the third quarter of 1998, compared to $22.9 million in the third quarter of 1997. The domestic consumer bank and the domestic and international private banking divisions generate fee income through service charges to clients for deposit accounts and trust and securities activities. Other income includes revenues from these activities of $15.6 million in the third quarter of 1998, compared to $14.5 million in the third quarter of 1997. Other income in the third quarter of 1997 included an affiliate service fee of $3.4 million as reimbursement for prior-period shared representative office expense. Other income for the nine-month periods ended September 30, 1998 and 1997 was $74.0 million and $70.5 million, respectively. The nine-month periods included a gain of $4.4 million related to the sales of real estate in 1998 and in 1997 a gain of $7.4 million on the unwinding of a real estate financing transaction, approximately $3.6 million of annual investment management performance fees and the above mentioned affiliate service fee of $3.4 million.

OTHER OPERATING EXPENSES - were $244.1 million in the third quarter of 1998, and $739.3 million for the first nine months of 1998, compared to $220.9 million and $649.6 million in the corresponding periods of 1997. Included in the third quarter of 1998, were $13.7 million of one-time expenses related to certain unauthorized overseas securities transactions and losses on banknote shipments and $4.3 million of Year 2000 Project expenses. Year 2000 Project expenses were $31.8 million for the nine-month period of 1998. In 1997, Year 2000 Project expenses were $4.5 million in the third quarter and $4.8 million for the nine-month period of 1997, respectively.

Salaries and employee benefits were $124.1 million in the third quarter of 1998, compared to $117.4 million in the third quarter of last year. The increase in the third quarter of 1998, compared to the third quarter of 1997, was attributable to higher levels of staff and increases in salaries, partially offset by reductions in incentive compensation. For the nine months ended September 30, 1998, such expenses rose to $390.7 million from $350.7 million in the year-earlier period.

Occupancy expense was $19.4 million in the third quarter of 1998 and $56.4 million for the nine-month period of 1998, compared to $18.6 million and $53.7 million in the comparable periods of 1997.

All other expenses were $100.7 million in the third quarter and $292.2 million in the first nine months of 1998, compared to $84.9 million and $245.2 million in the corresponding periods of 1997. Included in the third quarter of 1998, were $11.2 million for losses related to unauthorized transactions in an offshore subsidiary and $2.5 million for losses on banknote shipments. Amortization of goodwill and other intangible assets was $6.9 million in the third quarter of 1998, compared to $7.0 million in the third quarter of last year.

TOTAL APPLICABLE INCOME TAXES - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $45.1 million and $89.7 million in the third quarter and first nine months of 1998, when compared to the corresponding periods of 1997. The Corporation recorded minimal tax benefits relating to the Russian investment securities losses. The effective tax rate, total applicable income taxes as a percentage of income before income taxes, was not meaningful for the third quarter of 1998 due to the loss reported for the period, compared to 34% for the third quarter of 1997. The effective tax rate for the nine-month period of 1998 was 36% compared to 34%, for the corresponding period of last year.

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

The following table presents the Corporation's risk-based capital ratios:

                                     Sept. 30,      Dec. 31,
                                       1998           1997
                                     --------       -------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio    13.45%        12.97%
   Total risk-based capital ratio     22.22%        21.58%
Leverage ratio                         5.95%         5.60%
Common stockholders'
   equity/total assets                 4.92%         5.28%

CROSS-BORDER EXPOSURE

The following table presents information on the Corporation's cross-border exposure to Latin American countries at September 30, 1998:

                                  Net
                              Cross-border
  ($ Millions)                Outstandings (1)
                           -------------------


  Brazil (2)                        $842
  Mexico                             261
  Argentina                          358
  Venezuela                          140
  Chile                              122

  (1) Net cross-border outstandings include foreign office local country claims on local residents less local country liabilities.

  (2) Net outstandings exclude sovereign risk assets funded with U.S. dollars where the providers of funds agree that, in the event that their claims cannot be repaid in the designated currency due to sovereign default or currency exchange restrictions in a given country, they will wait to receive the non-local currency until such time as such default is cured or the currency restrictions removed or such currency becomes available in the local market; under limited circumstances, the providers may receive either local currency or local market debt instruments. At September 30, 1998, such excluded Brazilian sovereign assets, supported by Brazilian sovereign risk liabilities, were $645 million. The Corporation is managing further reductions in its Brazilian exposure.

The Corporation has no material exposure in Asian countries receiving International Monetary Fund support.

At September 30, 1998, the Corporation's net cross-border outstandings to Russia amounted to $63.4 million which has been further reduced by collections.

At September 30, 1998, the Corporation's exposure to hedge funds consisted of loans, commitments and the mark-to-market value of off-balance sheet contracts, of which $101.8 million is collateralized and $64.5 million is not collateralized.

At September 30, 1998, the estimated pre-tax, fair value, calculated in accordance with FASB 107, of the Corporation's financial assets exceeded the fair value of its liabilities, including Brazilian sovereign risk liabilities, mentioned above, by the amount of $500 million (not reflected in stockholders' equity). Additionally, the Corporation's unrecognized market value pre-tax gain on its Safra Republic shares, excluded from FASB 115 and stockholders' equity, is approximately $650 million.

At September 30, 1998, the Corporation's accumulated other comprehensive loss reflected in stockholders' equity was $444 million, which consisted of $402 million of mark-to-market reductions on the Corporation's available for sale securities portfolio, in accordance with FASB 115, and $42 million of foreign currency translation losses. This compares to an accumulated comprehensive loss on December 31, 1997 of $14 million, which consisted of $18 million of mark-to-market gains on that securities portfolio and $32 million of foreign currency translation losses.

RISK ELEMENTS

                              Year 2000 Risk

The ongoing efforts by the Corporation to address the risks arising from the Year 2000 date change ("Year 2000 Risk") are being managed through its Ready 2000 Program Management Office ("PMO"). The Ready 2000 PMO was established during the first quarter of 1997 and is staffed by internal and external experts who are directing and coordinating the efforts by the Corporation to achieve Year 2000 readiness. "Year 2000 ready" means that computer software and hardware recognizes all date-sensitive information, whether before, on or after January 1, 2000, accurately and makes all required calculations or performs other functions correctly. The PMO reports its progress bi-weekly to a Steering Committee comprised of members of the Board of Directors and senior management of the Corporation and its principal subsidiary, Republic National Bank of New York (the "Bank"). Progress is reported directly to the Board of the Corporation on a quarterly basis.

STATE OF READINESS

SCOPE OF PROGRAM - The Year 2000 Risk being addressed by the Corporation can be divided into two broad categories: (1) information technology ("IT") applications; and (2) non-information technology ("non-IT") applications. IT applications include both hardware and software systems which perform mathematical calculations and other data processing, such as the system used by the Bank to maintain its customers' deposits. Non-IT applications rely upon hardware or software components to perform their functions, however, data processing is not their primary activity. An example of a non-IT application is the heating, ventilation and air-conditioning systems that regulate the environment in the main office of the Corporation. The Corporation's Ready 2000 program encompasses both IT and non-IT applications.

The Corporation has identified and evaluated approximately 2,300 applications for Year 2000 readiness. Each application will be made Year 2000 ready by one of three strategies: repair, retire or replace. Although the vast majority of applications will be repaired, certain applications will be retired or replaced where doing so is the more cost effective means to achieve Year 2000 readiness. In this regard, each new and replacement application is certified by the Corporation, even if the vendor or service provider states that such application is already Year 2000 ready.

PROGRAM DESCRIPTION - The Corporation has prioritized each application as high, or "mission critical," medium or low, depending on its importance to the Corporation's operations. By categorizing an application as "mission critical," the Corporation has identified it as one which is vital to the successful continuance of one of the Corporation's core business activities or interfaces with a designated mission-critical application.

The Corporation's Ready 2000 PMO has developed ten steps or "milestones" which each application must satisfy in order to be deemed Year 2000 ready. These milestones are: (1) baseline testing - a series of tests that identify and document all functions performed by an application; (2) pre-assessment- identifies and documents all the components of an application (e.g., program modules, hardware components, operating systems and interfaces); (3) code assessment - a detailed examination of an application to identify its date-sensitive elements; (4) code conversion plan - describes the process by which the application will be made Year 2000 ready; (5) conversion - the process of remediating an application to make it Year 2000 ready; (6) regression testing - re-execution of the baseline testing to confirm that the application's functionality was not adversely affected as a result of conversion; (7) Year 2000 compliance testing - testing a converted application in a simulated Year 2000 environment; (8) Year 2000 integration testing - testing an application's interfaces in a simulated Year 2000 environment; (9) Year 2000 certification - approval by senior management that an application has successfully satisfied milestones 1 through 8; and (10) move to production.

In addition, the Corporation has implemented quality-control procedures designed to assure that each application is subjected to and satisfies consistent and rigorous milestone requirements. These procedures include the independent review of the test plans for all mission-critical applications; the review of the documentation evidencing satisfaction of all milestone requirements for each application by a quality assurance review team following the conclusion of testing and before the application is considered for certification; and the strict adherence to "clean management" procedures for certified applications. Clean management applies to any application once it is certified to be Year 2000 ready. If a certified application is modified subsequently for any reason, the modified application may not be returned to production without first being thoroughly re-tested in order to confirm that the modified application remains Year 2000 ready.

PROGRAM STATUS - As explained above, each IT and non-IT application must complete ten milestones required by the Ready 2000 program. Therefore, by multiplying the total number of applications by ten, the number of "total milestones" for the program can be determined. The Corporation expects to complete 100% of the total milestones for the project by June 30, 1999. The table below illustrates the Corporation's progress in meeting this goal as reflected in the percentages of total milestones completed as of the end of the third quarter of 1998 and forecasted percentages for year end 1998.

                        Percentages of Total Milestones Completed
                        -----------------------------------------
                        Sept. 30, 1998             Dec. 31, 1998*
                        ---------------           ---------------
                         IT      Non-IT            IT      Non-IT
                        ----     ------           ----     ------
Mission critical         69%        7%             94%       93%
Medium                   42        32              92        94
Low                      65        16              85        87

*forcasted

While the foregoing demonstrates the significant overall progress made by the Corporation toward making its applications Year 2000 ready, in accordance with guidance issued by federal banking regulators, the Corporation has been focusing its program resources on its mission critical applications. The impact of giving priority to certifying mission-critical applications is reflected in the following table.

                          Percentages of Applications Certified
                        -----------------------------------------
                        Sept. 30, 1998             Dec. 31, 1998*
                        ---------------           ---------------
                         IT      Non-IT            IT      Non-IT
                        ----     ------           ----     ------
Mission critical         52%        7%             90%       93%
Medium                   24        32              84        94
Low                      56        16              80        75

*forcasted

All the Corporation's applications are scheduled to be certified by June 30, 1999. However, the certification of an application and its move into production does not end the Year 2000 readiness process. The Corporation will continue testing certified applications throughout 1999 to re-affirm that they will function properly on and after January 1, 2000. For certain applications, this additional testing will include the Corporation's participation in so-called "street-wide" testing with other banks and industry participants.

COSTS

The Corporation estimates that total incremental costs associated with its Year 2000 readiness efforts through the end of 1999, which are being funded through general operating funds, will be approximately $60 million. Commencing in the second half of 1997 and through September 30, 1998, $47.3 million of these costs have been recorded, including expenses for the third quarter of 1998 of $4.3 million. At the inception of the Ready 2000 program, the Corporation did not institute a formal tracking system of internal IT resource costs, which costs would consist principally of the time of IT personnel and some personnel from other business units. However, management believes that the portion of these internal resources is not significant to the overall IT budget.

The following table presents the expenses incurred by the Corporation to date, as well as its forecast of the additional incremental expenses required to complete its Ready 2000 program.

  Year Ended                        1998                                       1999                        2000
                 ----------------------------------------     --------------------------------------      -------
 Dec 31, 1997    1st Qtr.    2nd Qtr    3rd Qtr   4th Qtr     1st Qtr.   2nd Qtr   3rd Qtr   4th Qtr      1st Qtr    Total
 --------------  --------    -------    -------   -------     --------   -------   -------   -------                 -----
                                                              (In millions)
   $15.5          $18.9       $8.6       $4.3      $3.4*        $3.4*     $2.2*     $1.4*     $1.3*       $1.0*      $60.0*

*forecasted


The incremental expenses incurred by the Corporation in connection with its Ready 2000 program as described above are not expected to include a material amount of expenses pertaining to the accelerated replacement of any software or hardware systems. In addition, the Corporation's Year 2000 readiness program has not caused the deferral or cancellation of any material IT projects.

YEAR 2000 RISK

The Corporation is addressing Year 2000 Risk with respect to business activities conducted through its own applications and systems and those which require reliance upon or interaction with a third party. In either case, a partial malfunction or total failure could cause the Corporation to suffer a business slowdown or interruption, resulting in financial loss, legal liability or action by its regulators that may be material to the Corporation's financial condition and operations.

Business activities conducted using applications that the Corporation owns or whose use is licensed from a vendor include trading with counterparties, buying and selling securities in public exchanges and over-the-counter markets, managing customer deposits and transactions and maintaining accurate accounting records. The malfunction or failure of its own systems could result in a financial loss to the Corporation and legal liability to customers and counterparties for whom transactions cannot be initiated or completed.

The Corporation also faces Year 2000 Risk arising from the numerous third parties whose services or relationship are significant to its operations. Even if the Corporation completes its Ready 2000 program successfully, failures by significant third parties to address their Year 2000 Risk may disrupt the Corporation's operations and cause it to incur financial losses. These third parties include major trading counterparties, securities exchanges, clearing organizations, service bureaus, vendors, utilities, telecommunication companies and significant borrowers. Accordingly, the Corporation is assessing the readiness of significant third parties in order to confirm that they are evaluating their own Year 2000 Risk and, as necessary, remediating or replacing their hardware and software systems, as well as developing contingency plans addressing unexpected disruptions caused by the Year 2000 date change.

Because of the nature and scope of Year 2000 Risk, there are many uncertainties associated with it that will not be resolved completely prior to January 1, 2000. In light of this uncertainty, as explained more thoroughly below, the Corporation is in the process of reviewing its contingency plans and revising them, as appropriate, in order to address Year 2000 Risk.

CONTINGENCY PLANNING

Even if the Corporation's Ready 2000 program is completely successful with respect to all its own applications, the possibility remains that the Corporation may experience Year 2000-related disruptions caused by the inadequate preparations by third parties. The Corporation is evaluating this type of Year 2000 Risk and developing contingency plans to address it. This planning takes two forms: remediation contingency plans and business resumption contingency plans.

REMEDIATION CONTINGENCY PLANNING - Remediation contingency plans address the actions to be taken if the Corporation's original plan to make a system Year 2000 ready is determined to be ineffective or cannot be completed in a timely manner. This type of contingency planning involves hiring additional staff in order to expedite remediation and testing activities and transferring the processing done by certain applications to an alternative vendor or service provider. The Corporation has developed remediation contingency plans for all mission-critical business applications which were not certified to be Year 2000 ready as of September 30, 1998.

BUSINESS RESUMPTION CONTINGENCY PLANNING - In addition to remediation contingency planning, the Corporation is currently evaluating the risks of a failure by each core business process as a result of the Year 2000 date change and how our business resumption contingency plan may need to be revised to address this risk. This evaluation includes the impact of potential failures by the Corporation's internal systems, as well as the failure of systems maintained by third parties, including service bureaus, electric and gas utilities, telecommunication companies and the providers of institutional clearing services. The Corporation has established a sub-committee of the Year 2000 Steering Committee that is overseeing this planning process. The sub-committee has, in turn, designated business resumption planning coordinators on divisional and departmental levels.

Year 2000 Risk constitutes a unique type of risk that must be incorporated into the Corporation's existing contingency planning. To do so, the Corporation has adopted a four-phase process: (1) Organizational Planning Guidelines - establishes the strategy for developing each plan; (2) Business Impact Analysis - assesses the economic impact on each business unit of the Corporation caused by the interruption or failure of its critical systems; (3) Contingency Plan Development - clarifies the circumstances and timing and procedures to be followed in the event a plan must be activated; and (4) Methodology for Validation - requires the design of a method to validate each plan. The first two phases of this process are substantially complete as of September 30, 1998. The third and fourth phases are scheduled to be well underway by December 31, 1998.


                          European Monetary Union

Commencing January 1, 1999, eleven of the fifteen participating member countries of the European Monetary Union ("EMU") are scheduled to adopt a single currency, to be known as the "Euro", as their common legal currency. On this date each participating country will also establish a fixed conversion rate between its existing sovereign currency and the Euro.

The efforts undertaken by the Corporation to address the issues arising from the adoption of the Euro are being managed by an EMU Steering Committee, which is comprised of members of senior management. The EMU Steering Committee oversees the activities of the EMU Management Office ("EMO") and several working groups of managers representing business units that will be affected by introduction of the Euro. The working groups identify issues that are expected to impact system processing and products in the Corporation's business units worldwide. Once identified, the working groups work with the internal and external experts from the EMO in order to develop, test and implement an appropriate remediation strategy for the affected applications in each business unit. The EMO provides reports on its progress to the EMU Steering Committee on a monthly basis. The EMU Steering Committee reports to the Board of Directors of the Corporation on a quarterly basis

The remediation strategies adopted in order to prepare the Corporation for the introduction of the Euro are based on a comprehensive evaluation of systems and applications by geographical location, including vendor-provided and in-house systems. In this regard, each working group participated in an analysis of the impact of the Euro introduction on the operations of each of the Corporation's business units. Generally, the Corporation's remediation strategy is two-fold: (1) remediating the information technology applications whose transaction processing will be affected by this event; and (2) developing, testing and implementing new operational procedures to support Euro-denominated transactions.

Because the introduction of the Euro will affect only a small portion of its overall customers and operations directly, the Corporation does not expect its impact to be significant. However, to the extent applicable, the introduction of the Euro creates risk to the Corporation. For example, if its own systems are not adequately prepared for the introduction of the Euro, the Corporation could experience failed trade settlements, the inability to reconcile trading positions and balances with third parties, and funding disruptions. In addition to the foregoing, the Corporation faces risk related to its dependence on the successful conversion preparations by its market counterparties, such as exchanges, clearing agents and information providers. If these third parties do not prepare for the introduction of the Euro adequately, the Corporation's clearance, settlement and related activities could be adversely impacted. If any of these risks are realized, it could cause the Corporation loss of income, legal liability, additional litigation expenses, damage to reputation and disciplinary action by its regulators.

As of September 30, 1998, the Corporation has completed the remediation of its affected applications and the completion of testing is on schedule. The Corporation has communicated with its clients and counterparties regarding the introduction of the Euro and the effect this will have on these business relationships. In addition, the Corporation has evaluated the impact of the introduction of the Euro upon its operations and developed appropriate contingency plans addressing Euro-related disruptions to significant business units beginning on January 1, 1999.

The Corporation is on schedule to be prepared for the introduction of the Euro. The Corporation estimates that the incremental costs associated with reviewing and remediating affected applications and preparing its operations for the introduction of the Euro will be approximately $1 million.

RISK MANAGEMENT

ON- AND OFF-BALANCE-SHEET MARKET RISK SENSITIVITY

One of the Corporation's most significant risks is to U.S. interest rate fluctuations in its investing, lending and borrowing activities. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differ from its interest-bearing liabilities. Based on the Corporation's asset and liability positions, including associated off-balance-sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the yield curve and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income at September 30, 1998 and December 31, 1997.

Based on the results of this simulation, the Corporation estimated that this change in interest rates would reduce the value of net financial assets by approximately $150 million and $258 million at September 30, 1998 and December 31, 1997, respectively. Net interest income would be reduced by approximately $12 million and $17 million over the next twelve months from the respective simulation dates.

TRADING-MARKET RISK SENSITIVITY

The Corporation uses Value at Risk ("VaR") analysis which attempts to determine the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically one day) and given a certain confidence level (99%) across all global trading positions.

The following tables present the calculated VaR amounts for the trading portfolio for the periods indicated and the VaR components by risk category at September 30, 1998, after considering correlation.

     9 Mos. Ended Sept. 30, 1998
------------------------------------                            1-day VaR at
  Average     Minimum        Maximum      Risk Asset Class     Sept. 30, 1998
---------    ---------      --------     -------------------   ---------------
           (In millions)                                        (In millions)
   $12.0        $6.2          $17.4      Foreign exchange           $1.3

            3rd Qtr 1998                 Interest rate               9.1
------------------------------------
  Average     Minimum        Maximum     Commodity                   2.4
---------    ---------      --------
   $13.9       $11.4          $16.0      Equity                      0.4

             2nd Qtr 1998                Optionality                 0.8
------------------------------------
  Average     Minimum        Maximum     Correlation effects        (1.8)
---------    ---------      --------                            --------------
   $11.6        $9.8          $17.4                                $12.2
                                                                ==============

FORWARD-LOOKING INFORMATION

IN CONNECTION WITH THE INFORMATION RELATING TO NET INTEREST INCOME, THE VALUE AT RISK ANALYSIS, THE YEAR 2000 AND EMU, THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL FACTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THIS REPORT. NET INTEREST INCOME AND THE VALUE AT RISK ANALYSIS MIGHT BE AFFECTED BY SUCH UNCERTAINTIES AS DEFAULTS IN CERTAIN EMERGING MARKET COUNTRIES AND CHANGES IN CONDITIONS IN THOSE MARKETS, CHANGES IN INTEREST RATES, CHANGES IN THE GLOBAL SECURITIES MARKETS AND THE GENERAL ECONOMIC ENVIRONMENT AND THE ACTIONS THAT THE CORPORATION MIGHT TAKE IN LIGHT OF SUCH CHANGES.

THE CORPORATION'S EXPECTATIONS ABOUT FUTURE COSTS AND THE TIMELY COMPLETION OF ITS YEAR 2000 AND EMU MODIFICATIONS ARE SUBJECT TO UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM WHAT HAS BEEN DISCUSSED ABOVE. FACTORS THAT COULD INFLUENCE THE AMOUNT OF FUTURE COSTS AND THE EFFECTIVE TIMING OF REMEDIATION EFFORTS INCLUDE THE SUCCESS OF THE CORPORATION IN IDENTIFYING COMPUTER PROGRAMS AND NON-INFORMATION TECHNOLOGY SYSTEMS THAT CONTAIN TWO-DIGIT YEAR CODES, THE NATURE AND AMOUNT OF PROGRAMMING AND TESTING REQUIRED TO UPGRADE OR REPLACE EACH OF THE AFFECTED PROGRAMS AND SYSTEMS, THE NATURE AND AMOUNT OF TESTING, VERIFICATION AND REPORTING REQUIRED BY THE CORPORATION'S REGULATORS AROUND THE WORLD, INCLUDING SECURITIES EXCHANGES, CENTRAL BANKS AND VARIOUS GOVERNMENTAL REGULATORY BODIES, THE RATE AND MAGNITUDE OF RELATED LABOR AND CONSULTING COSTS, AND THE SUCCESS OF THE CORPORATION'S EXTERNAL COUNTERPARTIES AND SUPPLIERS, AS WELL AS WORLDWIDE EXCHANGES, CLEARING ORGANIZATIONS AND DEPOSITORIES, IN ADDRESSING THE YEAR 2000 AND EMU ISSUES.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY TO THE DATE OF THIS REPORT.

                        PART II - OTHER INFORMATION



Item 5. Other Information

Stockholder Proposals

As set forth in the Corporation's Proxy Statement dated March 26, 1998, for the 1998 Annual Meeting of Stockholders held on May 27, 1998, any stockholder proposal intended to be presented at the 1999 Annual Meeting of Stockholders and included in the Corporation's 1999 Proxy Statement must be received by the Corporate Secretary of the Corporation not later than November 26, 1998. Upon receipt of any such proposal, the Corporation will determine whether or not to include such proposal in the 1999 Proxy Statement and proxy in accordance with regulations governing the solicitation of proxies.

Also, pursuant to recently adopted provisions of the Corporation's By-Laws, in order for a stockholder to nominate a candidate for director or raise other business from the floor of the 1999 Annual Meeting, written notice of such nomination or other business proposal must be given to the Corporate Secretary of the Corporation not later than January 27, 1999 and not earlier than December 28, 1998. The notice must include the information required by the Corporation's By-Laws. These advance notice requirements are separate from and in addition to the requirements a stockholder must meet to have a proposal included in the Corporation's Proxy Statement. Notice must be given to the Corporate Secretary of the Corporation at its principal executive offices, 452 Fifth Avenue, New York, New York 10018.

Copies of the Corporation's By-Laws will be furnished without charge to any stockholder upon written request to the Corporate Secretary.


     6. Exhibits and Reports on Form 8-K

          (a) Exhibits

     11. Computation of Earnings Per Common Share

     27. Financial Data Schedule

          (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    REPUBLIC NEW YORK CORPORATION





Dated:  November 13, 1998           BY    /S/WALTER H. WEINER
                                            Walter H. Weiner
                                            Chairman of the Board





Dated:  November 13, 1998           BY    /S/STAN MARTIN
                                            Stan Martin
                                            Executive Vice President and
                                            Chief Financial Officer -
                                            Financial Reporting and Control

                                 FORM 10-Q

                              QUARTERLY REPORT

              For the fiscal quarter ended September 30, 1998

                       REPUBLIC NEW YORK CORPORATION

                               EXHIBIT INDEX


         NO.                EXHIBIT DESCRIPTION

         11      Computation of Earnings Per Common Share

         27      Financial Data Schedule