Form 10-Q/A
period 1998-09-30
REPUBLIC NEW YORK CORP
filed 1998-11-16
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A

                              AMENDMENT NO. 1
                                     TO

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

                                  Net
                              Cross-border
  ($ Millions)                Outstandings (1)
                           -------------------


  Brazil (2)                        $840
  Mexico                             261
  Argentina                          267
  Venezuela                          140
  Chile                              124

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

                                    REPUBLIC NEW YORK CORPORATION





Dated:  November 16, 1998           BY    /S/WALTER H. WEINER
                                            Walter H. Weiner
                                            Chairman of the Board





Dated:  November 16, 1998           BY    /S/JOHN D. KABERLE, JR.
                                            John D. Kaberle, Jr.
                                            Executive Vice President and
                                            Comptroller