Form 10-K
period 1998-12-31
REPUBLIC NEW YORK CORP
filed 1999-03-09
CIK 83246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-7436

                         REPUBLIC NEW YORK CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                          MARYLAND                                              13-2764867
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR             (I.R.S. EMPLOYER IDENTIFICATION NO.)
                       ORGANIZATION)

            452 FIFTH AVENUE, NEW YORK, NEW YORK                                  10018
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (212) 525-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                            -----------------------------------------
Common Stock, Par Value $5.00 Per Share        New York Stock Exchange
                                               The International Stock Exchange of the
                                               United Kingdom & The Republic of Ireland Ltd.
Depositary Shares, each representing a one-
fourth interest in a share of Adjustable Rate
Cumulative Preferred Stock, Series D           New York Stock Exchange
$1.8125 Cumulative Preferred Stock             New York Stock Exchange
$2.8575 Cumulative Preferred Stock             New York Stock Exchange
8 3/8% Debentures Due 2007                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock of the registrant held by non-affiliates at February 26, 1999 was $3,393,708,823 based on the closing price on the New York Stock Exchange Composite Tape on such date.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of February 26, 1999: 106,909,606.

Documents Incorporated by Reference:

                          DOCUMENT                              LOCATION IN FORM 10-K
                          --------                              ---------------------
   Proxy Statement for 1999 Annual Meeting, to the extent              Part III
                         indicated

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business
            Republic New York Corporation.............................    1
            Private Banking...........................................    1
            Consumer Financial Services...............................    2
            Lending...................................................    3
            Global Treasury...........................................    3
            Global Markets............................................    4
            Competition...............................................    5
            Supervision and Regulation................................    5
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8


PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................    9
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations
            Introduction..............................................    9
            Results of Operations.....................................   10
            Line-of-Business Information..............................   23
            Liability and Asset Management............................   26
            Risk Management and Control...............................   46
            Capital Resources and Liquidity...........................   50
            Recent Accounting Pronouncements..........................   54
            Forward-Looking Information...............................   55
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   55
Item 8.   Financial Statements and Supplementary Data.................   56
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  141

PART III
Item 10.  Directors and Executive Officers of the Registrant..........  141
Item 11.  Executive Compensation......................................  143
Item 12.  Security Ownership of Certain Beneficial Owners and           143
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............  143


PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................  144

                                     PART I

ITEM 1. BUSINESS

                         REPUBLIC NEW YORK CORPORATION

Republic New York Corporation (the "Corporation"), incorporated in Maryland in 1973, is a bank holding company that commenced operations in July, 1974. At December 31, 1998, the Corporation had consolidated total assets of $50.4 billion and stockholders' equity of $3.1 billion. The executive offices of the Corporation are located at 452 Fifth Avenue, New York, New York 10018.

The Corporation's principal asset is the capital stock of Republic National Bank of New York (the "Bank"). The Bank, a national banking association, commenced operations in 1966. At December 31, 1998, the Bank had total assets of $46.5 billion, total deposits of $33.5 billion and stockholder's equity of $3.1 billion. The Bank accounted for approximately 90% of the consolidated assets at December 31, 1998 and approximately 90% of consolidated revenues and more than 100% of consolidated net income of the Corporation for the year ended December 31, 1998. The Bank's headquarters and principal banking office is located at 452 Fifth Avenue, New York, New York 10018.

In addition to its domestic branch offices in New York and Florida, the Bank maintains foreign branch offices in the Caribbean, Europe, Asia and Latin America; wholly-owned foreign banking subsidiaries in The Bahamas, Brazil, Canada, Cayman Islands, Cyprus, Mexico, Russia, Singapore and Uruguay; and representative offices in Europe, Asia and Latin America. The Bank's facilities are supplemented by a network of correspondent banks throughout the world. The Bank also has an Edge Act banking subsidiary in Miami, Florida, which engages in offshore banking activities with non-resident customers, and an Edge Act subsidiary in Wilmington, Delaware.

The Corporation's other subsidiaries include Republic Business Credit Corporation ("RBCC"), a factoring and asset-based lender, Republic New York Securities Corporation, a full service broker-dealer, and Republic Bank California N.A., a commercial bank in California ("RBC").

Through the Bank and its other subsidiaries, the Corporation provides a variety of banking and financial services worldwide to corporations, financial institutions, governmental units and individuals. The Corporation has strategically aligned its operations into five major segments of business, discussed below based on the needs of its customers, clients and trading partners. In addition, information on these segments, including the amount of revenues earned by each, may be found in Note 16 of "Notes to Consolidated Financial Statements" elsewhere in this Report.

PRIVATE BANKING

Private Banking offers a full range of services for high-net-worth individuals throughout the world, including deposit, lending, trading, treasury, investment management products (e.g., Republic Investment Management Account ("RIMA"), Republic Selection Fund and the Republic Spectrum Account), trust, custody, estate planning, philanthropic advisory services and asset allocation products.

The Bank's domestic private banking clients are served from locations in New York, California and Massachusetts.

International private banking groups are located in New York and California to provide a full range of financial services to individuals who are not citizens or residents of the United States, along with any affiliated corporate business. The Bank's international private banking clients are also served by its Edge Act banking subsidiary in Florida, which has a branch in the Cayman Islands, and from locations in North and South America, Europe and Asia.

The Bank has a 49% investment in Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, principally engaged, through wholly owned banking subsidiaries in Switzerland, Luxembourg, France, Guernsey, Gibraltar and Monaco, in international private banking, asset management and other related investment services to high-net-worth individuals, partnerships and closely held corporations from more than 80 countries, and also in commercial banking. At December 31, 1998, Safra Republic had total assets of $21.0 billion, total deposits of $16.4 billion and total shareholders' equity of $1.9 billion. Total client assets in accounts with Safra Republic, both on- and off-balance-sheet, amounted to $32.9 billion at year end 1998.

Safra Republic operates principally as a private bank with its primary focus on providing its clients with a range of investment products. Safra Republic's business activities consist principally of secured lending to customers, accepting deposits and offering a variety of specialized portfolio and asset management services, both discretionary and non-discretionary, investments in proprietary and third party mutual funds and trust and fiduciary services for which it typically earns fee or commission income. In addition, Safra Republic invests for its own account in interbank deposits and debt securities of highly rated financial institutions, governments and corporations; it also engages in foreign exchange and precious metals trading.

At December 31, 1998, Saban S.A., the Corporation's principal stockholder, owned approximately 20.8%, and international investors owned approximately 30.2% of the outstanding shares of Safra Republic. The shares of Safra Republic are listed on the Swiss Electronic and Luxembourg Stock Exchanges and traded over-the-counter in London.

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

CONSUMER FINANCIAL SERVICES

The Consumer Financial Services group provides a full range of retail banking, investment, insurance and home finance services and products. The services and products offered include the traditional banking products associated with a full-service commercial bank: checking accounts, savings accounts, money market accounts, certificates of deposit, commercial loans, small business loans, installment loans, credit cards, safe deposit boxes, as well as mutual funds, fixed and variable annuities, money market funds (including Republic Spectrum Account), PC bill payments, internet banking (starting in January 1999), ATM access 24 hours a day and life and health insurance. The Young Investors Club, Bank for Kids, Student$ense and Renaissance Club are special programs offering financial products and services to specific demographic groups.

The Consumer Financial Services group offers all of the other products and services managed by the Corporation's other divisions including trust, custody and safekeeping services, collections, letters of credit, banker's acceptances and foreign exchange. At December 31, 1998, the Bank offered these services through 82 domestic branch banking locations in New York City and the suburban counties of Westchester, Nassau and Suffolk, as well as 8 locations in southern Florida.

Residential mortgage loans are originated by the Bank's subsidiary, Republic Consumer Lending Group, Inc., in 16 states (Arizona, California, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Tennessee, Texas, Utah and Washington).

Republic Financial Services Corporation ("RFSC"), a wholly owned subsidiary of the Bank and a broker-dealer registered with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"), provides brokerage services through which its customers can invest in mutual funds, stocks and fixed income instruments.

LENDING

Lending is an integral part of the Corporation's overall client relationship. Lending activities cover a variety of industries and industry segments including domestic and international private banking, small business, middle market, factoring, national and international corporations, commercial real estate and precious metal lending. The Corporation is the leading provider of mortgage financing to cooperative apartments in the country and a substantial lender and provider of business credit to the retail and apparel industry. The market place continues to be very competitive in the lending businesses, and the Corporation has continued to follow a plan of diversity within businesses, the avoidance of high risk transactions and the development of a customer base with a high level of credit quality. Products include working capital lines, banker's acceptances, letters of credit, factoring services, asset based lending, securities lending and commercial mortgages.

The Lending group is active in international banking where it operates principally as a wholesale bank. The Bank's international lending services include extending credit, forfait financing, issuing letters of credit and bankers' acceptances and handling the collection and transfer of money. It has been its policy to deal primarily with foreign governments, their agencies, foreign central banks and foreign commercial banks as borrowers or guarantors, middle-market companies in Canada and selected major foreign corporations primarily located in Europe. At December 31, 1998, approximately 69% of the Bank's cross-border net outstandings were to foreign governments, foreign central banks and foreign commercial banks.

The Corporation services the financing requirements of large national companies, small businesses, middle-market companies, major broker-dealers and financial institutions and other businesses in the New York metropolitan area and selected markets outside of New York. The Bank focuses on multi-family and underlying cooperative real estate financing.

Republic Business Credit Corporation ("RBCC") is a wholly owned subsidiary of the Corporation. RBCC is engaged in factoring, asset-based lending and accounts receivable management businesses. As a factor, RBCC purchases, without recourse, accounts receivable from approximately 500 clients, primarily retailers, located throughout the United States. RBCC also purchases receivables due from customers throughout the world which RBCC refactors through foreign factoring companies which are members of either the International Factors Group or Factors Chain International. RBCC's receivables management service provides clients with back office support, allowing them to monitor their accounts receivable and collections on a daily basis. Letters of credit accommodations are also provided. For these services, RBCC earns commissions, interest and service fees.

For the year ended December 31, 1998, RBCC factored approximately $5.8 billion of sales, making it the fifth largest factoring concern in the United States based on such sales volume.

RBCC's headquarters and principal office is located at 452 Fifth Avenue, New York, New York 10018. In addition, RBCC has offices located in Los Angeles, California and Charlotte, North Carolina.

GLOBAL TREASURY

Global Treasury manages the Corporation's liquidity profile including its asset and liability positions by investing the funds available to the Corporation from deposits and other funding sources, including large denomination certificates of deposit and notes issued pursuant to the Bank's Global Medium Term Note Program and other structured products. Global Treasury determines the pricing of the Bank's liability products. The proceeds are invested in various investment securities, principally United States Government securities or securities guaranteed by the United States Government and AAA rated asset-backed securities and, from time to time, emerging market instruments, money market instruments and other assets that meet the Corporation's criteria for investment. Global Treasury also uses a variety of derivatives to manage the interest rate, maturity and yield characteristics of the Corporation's assets and liabilities. See "Liability and Asset Manage-ment" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

GLOBAL MARKETS

The Bank is active, domestically and internationally, in the precious metals markets, the foreign currency markets and the capital markets as a dealer and as an intermediary for its clients; institutional, corporate and individual.

The Bank's precious metals capabilities include global wholesale trading and dealing in gold, silver, platinum and palladium, including spot, forward and options, as well as providing financial services in gold loans to central banks, international financial institutions and institutional investors. The Bank also offers production and inventory financing to mining companies, industrial manufacturers and end-users. The Bank's bullion banking operations in Sydney and Hong Kong also engage in global wholesale trading in gold, silver, platinum and palladium, as well as production and inventory financing. The Bank also conducts precious metals operations in London where the Bank is one of the five members of the London Gold Fixing. The Bank is a dealer in gold and silver bullion and coins that are sold to commercial and industrial users and investors. The Bank generally hedges its inventory against price fluctuations. At December 31, 1998 and 1997, approximately $11 million and $162 million, respectively, of the Bank's inventory in precious metals was unhedged.

As an active participant in the foreign exchange markets, the Bank buys and sells foreign exchange for customers and engages in trading and market-making activities through its operations in Europe, Latin America, Asia and Australia. Republic Forex Options Corporation, an operating subsidiary of the Bank, is a foreign currency options participant on the Philadelphia Stock Exchange, a market-maker in foreign currency options and trades for its own account.

The Bank acts as a dealer in certain financial instruments, such as certificates of deposit issued by foreign banks, situated primarily in Mexico, Brazil and Argentina, Brady Bonds, forward sales and options on such bonds, local currency instruments, eurobonds, syndicated bank loans and certain other products. The financial products group develops and offers the various investment products that are offered to the Bank's clients. The Bank's customers for these products include financial institutions, multinational corporations, other institutional investors and high-net-worth individuals.

The Bank's banknote services business buys and sells banknotes denominated in various currencies and ships U.S. dollars to and from financial institutions in nearly 40 countries.

Republic New York Securities Corporation ("RNYSC"), a wholly-owned subsidiary of the Corporation, is a full-service securities broker primarily serving institutional investors and high-net-worth individuals. RNYSC is a registered broker-dealer with the SEC and is a member of the NASD and the New York Stock Exchange, Inc. RNYSC has branch offices in Chicago and Philadelphia.

RNYSC is also registered with the Commodity Futures Trading Commission and the National Futures Association as a futures commission merchant and a commodity trading adviser. As such, RNYSC acts primarily as a commodities broker to the Bank, executing futures contracts and options on futures contracts for the Bank's account. RNYSC trades in futures and options on futures in non-financial commodities, including contracts on energy products, agricultural products and non-precious metals. RNYSC provides execution services in connection with the Bank's activities as a dealer in precious metals, financial instruments and foreign exchange. In addition, RNYSC acts as a futures commission merchant and commodity trading advisor for the general public. RNYSC is a clearing member of the Chicago Mercantile Exchange, Chicago Board of Trade and New York Mercantile Exchange, including its Comex Division. RNYSC is a non-clearing member of the New York Futures Exchange, the Coffee, Sugar and Cocoa Exchange and the Philadelphia Board of Trade. The Corporation, after an extensive review, has embarked on a program which will reduce the activities of RNYSC, terminating its stock exchange memberships and its prime brokerage service. For its remaining customers RNYSC will clear their transactions through BHC Inc., a NYSE member clearing firm.

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

                           SUPERVISION AND REGULATION

The following discussion sets forth certain material elements of the regulatory framework applicable to the Corporation and its subsidiaries and provides certain information relevant to the Bank. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory authority, it is qualified in its entirety by reference to those provisions. A change in such statutes, regulations or regulatory policies applicable to the Corporation and the Bank, or their respective subsidiaries, may have a material effect on the business of the Corporation or the Bank, as the case may be.

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Corporation is subject to substantial regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The Corporation's subsidiary banks, the Bank and RBC, are subject to regulation and supervision primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Deposit Insurance Corporation (the "FDIC") and the FRB. Federal banking and other laws impose a number of requirements and restrictions on the operations of depository institutions. In addition, the Corporation and certain of its banking subsidiaries and branches located outside the United States are subject to the requirements of, and supervision by, the regulatory authorities in the countries in which they operate.

The FRB and the OCC exercise overall regulatory authority over Safra Republic. In addition, the Luxembourg Central Bank (the "LCB"), by virtue of the European Directive on consolidated supervision, exercises consolidated prudential supervisory responsibilities with respect to Safra Republic and oversees Safra Republic's subsidiaries' compliance with local laws, regulations and banking practices.

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

CAPITAL REQUIREMENTS

The Corporation is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions within their respective jurisdictions. For this purpose, a depository institution's or holding company's assets and certain specified off-balance-sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. In addition, risk weighted assets are adjusted for low-level recourse and market risk equivalent assets. A depository institution's or holding company's capital, in turn, is divided into three tiers: (1) core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock and related surplus (excluding auction rate issues) and a limited amount of cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; (2) supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for credit losses, subject to certain limitations, less certain required deductions; and (3) market risk ("Tier 3") capital, which includes qualifying unsecured subordinated debt.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit). At December 31, 1998, the Corporation met both requirements, with Tier 1 and total capital equal to 13.95% and 22.99%, respectively, of its total risk-weighted assets.

The Bank is also subject to similar risk-based and leverage capital requirements adopted by the OCC and was in compliance with the capital requirements as of December 31, 1998 with Tier 1 capital of 13.04%, total capital of 18.26% and a leverage ratio of 6.74%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Risk-Based Capital and Leverage Guidelines" elsewhere in this Report.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below under "FDICIA."

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements, based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is "well capitalized," it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 1998, each bank subsidiary of the Corporation was "well capitalized," based on the ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's (or the FDIC's) "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the Bank's overall financial condition or prospects.

LIABILITY FOR BANK SUBSIDIARIES

Under current FRB policy, the Corporation is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each such subsidiary bank. In addition,
Section 55 of the National Bank Act permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital has become impaired. If a shareholder fails within three months to pay such an assessment, the OCC can order the sale of the shareholder's stock to cover the deficiency. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The Bank and RBC are FDIC-insured depository institutions. Also, if such a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

DEPOSITOR PREFERENCE STATUTE

Federal legislation has been enacted providing that, in the "liquidation or other resolution" of a depository institution, domestic (U.S.) deposits and certain claims of the FDIC as receiver, for administrative expenses and employee compensation against an insured depository institution, would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit.

DEPOSIT INSURANCE

The Bank's and RBC's deposits are insured by the Bank Insurance Fund ("BIF"), and certain of the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF"), of the FDIC and are subject to FDIC insurance assessments. The FDIC has adopted regulations establishing a permanent risk-based deposit insurance system. The risk-based system places a bank in one of nine risk categories, principally on the basis of its capital level and an evaluation of the bank's risk to the insurance fund. The insurance assessment rates are then based on the probability of loss to the FDIC with respect to each individual bank. The annual insurance premiums of bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. It is, however, possible that the BIF deposit insurance premiums will be revised by the FDIC in the future.

The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorizes the Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits and deposits assessable by the SAIF. The current FICO assessment rate is 1.22 basis points annually for BIF-assessable deposits and 6.10 basis points annually for SAIF-assessable deposits. These rates may be adjusted quarterly. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the earlier of the merger of the insurance funds or January 1, 2000. The Bank's deposits include both BIF-assessable deposits and SAIF-assessable deposits and therefore the Corporation is subject to both assessment rates. The amounts payable by the Corporation to FICO are in addition to other insurance premiums, if any, and thus represents an increased cost to the Corporation.

DIVIDENDS

The Corporation's ability to pay dividends is dependent upon its receipt of dividends from its subsidiaries and on its earnings from investments. National banks may use only capital surplus that represents earnings, not paid-in capital, when calculating permissible dividends. The approval of the OCC is required if the total of all dividends declared or proposed to be declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year, combined with its retained net profits for the preceding two calendar years. The OCC also has authority to prohibit a national bank from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the Bank, be deemed to constitute such an unsafe or unsound practice. Based on the Bank's financial position at December 31, 1998, the Bank may declare dividends in 1999, without regulatory approval, of approximately $234 million plus an additional amount equal to its net profits for 1999 up to the date of any dividend declaration. FDICIA provides that undercapitalized banks are also subject to limitations on the payment of dividends.

There are no regulatory or contractual restrictions on RBCC's ability to pay dividends to the Corporation.

ITEM 2.  PROPERTIES

The Corporation has its principal offices in its world headquarter building at 452 Fifth Avenue, New York, New York 10018, which is owned and occupied principally by the Bank. The Bank owns properties in Miami, Florida, Buenos Aires, Argentina, Santiago, Chile, Montevideo, Uruguay, Mexico City, Mexico, Milan, Italy, and London, England, which house the Bank's or its subsidiaries' offices in those locations. The Bank also owns other properties in New York City, which are principally occupied by branches. All of the remainder of the Corporation's offices and other facilities throughout the world are leased.

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

No meetings of security holders were held during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Corporation is listed on the New York Stock Exchange (ticker symbol RNB) and The International Stock Exchange of the United Kingdom & The Republic of Ireland Ltd. At December 31, 1998, there were 2,729 stockholders of record of outstanding Common Stock of the Corporation.

The following table presents the range of high, low and closing sale prices reported on the New York Stock Exchange Composite Tape and cash dividends declared for each quarter during the past two years, all of which have been adjusted to reflect the two-for-one Common Stock split distributed in June, 1998.

                                                  1998
                            -------------------------------------------------
                            FOURTH         THIRD         SECOND         FIRST
                             QTR.          QTR.           QTR.          QTR.
-----------------------------------------------------------------------------------
Common stock sale price:
  High                       $ 48          $ 71 1/2       $ 73 1/4      $ 68
  Low                          37 3/16       36 3/16        60 1/8        51 7/16
  Close                        45 9/16       39 1/2         62 15/16      66 11/16
Cash dividends declared      0.25          0.25           0.25          0.25
-----------------------------------------------------------------------------

                                                 1997
                            ----------------------------------------------
                            FOURTH        THIRD        SECOND        FIRST
                             QTR.         QTR.          QTR.         QTR.
--------------------------  ----------------------------------------------
Common stock sale price:
  High                       $ 59 15/16   $ 58          $ 54 7/16    $ 49 5/8
  Low                          50 7/8       53 5/16       41 5/8       39 5/8
  Close                        57 3/32      56 13/16      53 3/4       44 1/16
Cash dividends declared      0.23         0.23          0.23         0.23
--------------------------

The dividend rate on the Common Stock has been increased annually since such payments began in 1975. The table below shows the annual dividend rate and dividend payout ratio, (dividends declared per common share divided by diluted earnings per common share) in each of the last five years, adjusted for the two-for-one stock split in June, 1998.

                                              1998      1997      1996      1995      1994
-------------------------------------------------------------------------------------------
Dividends declared per common share          $ 1.00    $ 0.92    $ 0.76    $ 0.72    $ 0.66
Dividend payout ratio                         48.31%    23.35%    21.47%    31.03%    23.16%
-------------------------------------------------------------------------------------------

The quarterly dividend rate on the Common Stock has been increased to $.26 per share commencing with the dividend payable April 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

For information regarding selected financial highlights, see "Supplementary Data" in "Financial Statements and Supplementary Data" elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

Net income was $248.0 million in 1998, compared to $449.1 million in 1997 and $418.8 million in 1996. The decline in earnings in 1998 from 1997 principally reflected losses of $165.4 million, after tax, on Russian investment securities and related hedges. Such losses stemmed from management's decision to write down all of the Corporation's Russian investment securities to net realizable value, which also resulted in reduced interest income. Diluted earnings per share were $2.07 in 1998, $3.94 in 1997 and $3.54 in 1996.

The Corporation's risk-based capital ratios, which include the risk-weighted assets and capital of Safra Republic, were 13.95% for Tier 1 capital and 22.99% for total capital at December 31, 1998.

These ratios substantially exceeded the regulatory minimums for bank holding companies of 4% for Tier 1 capital and 8% for total capital.

Net interest income was $1.1 billion in 1998, unchanged from net interest income in 1997.

Total average interest-earning assets were $46.1 billion in 1998, with approximately 41% invested in securities of the U.S. Government and its agencies and in interest-bearing deposits with banks. Average loans in domestic offices of $9.7 billion represented approximately 21% of average interest-earning assets in 1998. Average loans in foreign offices of $3.9 billion represented approximately 8% of total average interest-earning assets in 1998.

Non-accrual loans were $80.9 million at year end 1998, compared to $93.8 million at year end 1997. Non-accrual loans were 0.59% of total loans outstanding, at year end 1998, compared to 0.76% at year-end 1997. At December 31, 1998, the allowance for credit losses was $294.0 million, or 2.15% of loans outstanding.

Total trading revenue, including associated net interest income was $225.8 million in 1998, compared to $231.0 million in 1997. This decline was after increases in precious metals and foreign exchange trading which were more than offset by reduced trading account results due to aggressive reductions in trading positions because of high volatility and lack of liquidity during the second half of 1998.

Earnings from Safra Republic rose 6.1% in 1998 to $132.7 million from $125.1 million in 1997.

The Corporation's returns on average total assets and average common stockholders' equity, based on net income applicable to common stock -- diluted, were 0.41% and 7.78%, respectively, in 1998. The book value of the Corporation's common stock was $24.62 at year end 1998 compared to $27.03 at year end 1997.

                             RESULTS OF OPERATIONS

The following table presents condensed consolidated statements of income for the Corporation for each of the years in the three-year period ended December 31, 1998. These statements differ from the Corporation's consolidated financial statements presented elsewhere in this Report in that net interest income is presented on a fully-taxable equivalent basis. The tax equivalent adjustment, related to certain tax exempt instruments, permits all interest income and net interest income to be analyzed on a comparable basis. The rate used for this adjustment, which is reflected throughout this section, was 43% in 1998 and 1997, and 44% in 1996.

                                                  INCREASE                           INCREASE
                                                 (DECREASE)                         (DECREASE)
                                             ------------------                  -----------------
   (DOLLARS IN THOUSANDS)         1998        AMOUNT        %         1997        AMOUNT       %         1996
----------------------------------------------------------------------------------------------------------------
Interest income                $3,261,779    $  19,640      0.6    $3,242,139    $377,107     13.2    $2,865,032
Interest expense                2,199,701       17,675      0.8     2,182,026     311,128     16.6     1,870,898
------------------------------------------------------             ----------------------             ----------
Net interest income             1,062,078        1,965      0.2     1,060,113      65,979      6.6       994,134
Provision for credit losses         8,000       (8,000)   (50.0)       16,000     (16,000)   (50.0)       32,000
------------------------------------------------------             ----------------------             ----------
Net interest income after
  provision for credit losses   1,054,078        9,965      1.0     1,044,113      81,979      8.5       962,134
Other operating income            288,598     (239,710)   (45.4)      528,308      82,193     18.4       446,115
Other operating expenses          978,565       74,722      8.3       903,843     118,089     15.0       785,754
------------------------------------------------------             ----------------------             ----------
Income before income taxes        364,111     (304,467)   (45.5)      668,578      46,083      7.4       622,495
------------------------------------------------------             ----------------------             ----------
Income taxes                       88,249      (98,973)   (52.9)      187,222      15,516      9.0       171,706
Tax equivalent adjustment          27,815       (4,433)   (13.7)       32,248         299      0.9        31,949
------------------------------------------------------             ----------------------             ----------
Total applicable income taxes     116,064     (103,406)   (47.1)      219,470      15,815      7.8       203,655
------------------------------------------------------             ----------------------             ----------
Net income                     $  248,047    $(201,061)   (44.8)   $  449,108    $ 30,268      7.2    $  418,840
================================================================================================================
Net income applicable to
  common stock -- diluted      $  220,248    $(203,033)   (48.0)   $  423,281    $ 37,254      9.7    $  386,027
================================================================================================================

NET INTEREST INCOME

The following table contains information on the Corporation's average asset and liability structure and rates earned and paid for each of the years in the three-year period ended December 31, 1998, which are discussed throughout this section.

                                                               YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      1998                                 1997
                                       ----------------------------------   ----------------------------------
                                                                  AVERAGE                              AVERAGE
                                                      INTEREST     RATES                   INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/     AVERAGE      INCOME/     EARNED/
       (DOLLARS IN THOUSANDS)            BALANCE      EXPENSE      PAID       BALANCE      EXPENSE      PAID
--------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Interest-bearing deposits with banks  $ 4,174,467   $  273,284      6.55%  $ 4,679,550   $  298,416      6.38%
 Investment securities(1):
   Taxable                              23,001,754    1,540,161      6.70    21,497,014    1,511,817      7.03
   Exempt from federal income
     taxes(2)                            1,414,323      109,766      7.76     1,510,182      122,382      8.10
---------------------------------------------------------------             ------------------------
     Total investment securities        24,416,077    1,649,927      6.76    23,007,196    1,634,199      7.10
 Trading account assets (3)              1,090,514       77,184      7.08     1,466,715      115,594      7.88
 Federal funds sold and securities
   purchased under resale agreements     2,806,014      153,703      5.48     2,303,429      124,347      5.40
 Loans, net of unearned income(4):
   Domestic offices                      9,670,968      790,173      8.17     8,973,953      751,272      8.37
   Foreign offices                       3,905,147      317,508      8.13     4,566,897      318,311      6.97
---------------------------------------------------------------             ------------------------
     Total loans, net of unearned
       income                           13,576,115    1,107,681      8.16    13,540,850    1,069,583      7.90
---------------------------------------------------------------             ------------------------
     Total interest-earning assets      46,063,187   $3,261,779      7.08%   44,997,740   $3,242,139      7.21%
---------------------------------------------------------------             ------------------------
Cash and due from banks                    877,171                              836,889
Other assets(5)                          6,851,680                            9,185,910
--------------------------------------------------------------------------------------------------------------
     Total assets                      $53,792,038                          $55,020,539
==============================================================================================================
Interest-bearing funds:
 Consumer and other time deposits      $10,364,764   $  391,285      3.78%  $10,795,118   $  433,938      4.02%
 Certificates of deposit                 1,165,450       58,306      5.00     1,598,758       81,828      5.12
 Deposits in foreign offices            17,433,855    1,020,394      5.85    16,915,710      935,257      5.53
---------------------------------------------------------------             ------------------------
     Total interest-bearing deposits    28,964,069    1,469,985      5.08    29,309,586    1,451,023      4.95
 Trading account liabilities(3)            428,277       12,584      2.94       193,599       12,860      6.64
 Short-term borrowings                   7,983,363      412,734      5.17     8,354,135      436,149      5.22
     Total long-term debt                4,744,518      304,398      6.42     4,397,055      281,994      6.41
---------------------------------------------------------------             ------------------------
     Total interest-bearing funds       42,120,227   $2,199,701      5.22%   42,254,375   $2,182,026      5.16%
---------------------------------------------------------------             ------------------------
Noninterest-bearing deposits:
 In domestic offices                     2,680,809                            2,336,440
 In foreign offices                        226,563                              175,332
Other liabilities                        5,435,071                            6,918,856
Stockholders' equity:
 Preferred stock                           500,000                              454,673
 Common stockholders' equity             2,829,368                            2,880,863
--------------------------------------------------------------------------------------------------------------
     Total stockholders' equity          3,329,368                            3,335,536
--------------------------------------------------------------------------------------------------------------
     Total liabilities and
       stockholders' equity            $53,792,038                          $55,020,539
==============================================================================================================
Interest income/earning assets                       $3,261,779      7.08%                $3,242,139      7.21%
Interest expense/earning assets                       2,199,701      4.77                  2,182,026      4.85
--------------------------------------------------------------------------------------------------------------
Net interest differential                            $1,062,078      2.31%                $1,060,113      2.36%
==============================================================================================================

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                                      1996
                                       ----------------------------------
                                                                  AVERAGE
                                                      INTEREST     RATES
                                         AVERAGE      INCOME/     EARNED/
       (DOLLARS IN THOUSANDS)            BALANCE      EXPENSE      PAID
-------------------------------------  ----------------------------------
Interest-earning assets:
 Interest-bearing deposits with banks  $ 5,697,285   $  376,030      6.60%
 Investment securities(1):
   Taxable                              17,899,644    1,279,226      7.15
   Exempt from federal income
     taxes(2)                            1,511,573      125,206      8.28
-------------------------------------  ------------------------
     Total investment securities        19,411,217    1,404,432      7.24
 Trading account assets (3)              1,156,531       67,279      5.82
 Federal funds sold and securities
   purchased under resale agreements     1,773,945       98,061      5.53
 Loans, net of unearned income(4):
   Domestic offices                      8,329,626      673,446      8.08
   Foreign offices                       3,650,052      245,784      6.73
-------------------------------------  ------------------------
     Total loans, net of unearned
       income                           11,979,678      919,230      7.67
-------------------------------------  ------------------------
     Total interest-earning assets      40,018,656   $2,865,032      7.16%
-------------------------------------  ------------------------
Cash and due from banks                    728,185
Other assets(5)                          7,887,199
-------------------------------------  ------------------------
     Total assets                      $48,634,040
=====================================  ========================
Interest-bearing funds:
 Consumer and other time deposits      $10,797,056   $  430,416      3.99%
 Certificates of deposit                 1,031,044       51,618      5.01
 Deposits in foreign offices            14,644,586      800,171      5.46
-------------------------------------  ------------------------
     Total interest-bearing deposits    26,472,686    1,282,205      4.84
 Trading account liabilities(3)            170,393       11,841      6.95
 Short-term borrowings                   6,563,751      321,234      4.89
     Total long-term debt                4,019,216      255,618      6.36
-------------------------------------  ------------------------
     Total interest-bearing funds       37,226,046   $1,870,898      5.03%
-------------------------------------  ------------------------
Noninterest-bearing deposits:
 In domestic offices                     2,020,937
 In foreign offices                        138,352
Other liabilities                        6,132,333
Stockholders' equity:
 Preferred stock                           574,685
 Common stockholders' equity             2,541,687
-------------------------------------  -----------
     Total stockholders' equity          3,116,372
-------------------------------------  -----------
     Total liabilities and
       stockholders' equity            $48,634,040
=====================================  ===================================
Interest income/earning assets                       $2,865,032      7.16%
Interest expense/earning assets                       1,870,898      4.68
-------------------------------------  -----------------------------------
Net interest differential                            $  994,134      2.48%
=====================================  ===================================

(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.

(2) Income has been fully adjusted to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1998 and 1997 and 44% in 1996.

(3) Excludes noninterest-bearing balances which are included in other assets or other liabilities, respectively.

(4) Including non-accrual loans.

(5) Including allowance for credit losses.

Net interest income increased $2.0 million, to $1.062 billion in 1998, compared to $1.060 billion in 1997. The modest year-to-year increase was after the loss of income primarily from Russian treasury bill (GKO) investment securities, generally lower levels of interest rates and a reduction in cross-border exposure to emerging markets, as well as increased premium amortization attributable to prepayments on mortgage-backed securities. These factors were offset by a higher level of average interest-earning assets, which rose to $46.1 billion in 1998 from $45.0 billion in 1997. The net interest rate differential declined to 2.31% in 1998, compared to 2.36% in 1997.

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

At year ends 1998 and 1997, the gross notional amount of off-balance-sheet contracts used in asset and liability management was approximately $18.7 billion and $21.7 billion, respectively. At year ends 1998 and 1997 the market value of these off-balance-sheet contracts reflected unrealized losses of approximately $88 million and $120 million, respectively.

The following table presents changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes not solely due to volume or rate are allocated to volume.

                                                          INCREASE (DECREASE)
                                    ---------------------------------------------------------------
                                            1998 VS. 1997                    1997 VS. 1996
                                    ------------------------------   ------------------------------
                                    AVERAGE    AVERAGE               AVERAGE    AVERAGE
          (IN THOUSANDS)             VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
---------------------------------------------------------------------------------------------------
Interest income from:
  Interest-bearing deposits with
    banks                           $(33,087)  $ 7,955    $(25,132)  $(65,080)  $(12,534)  $(77,614)
  Taxable securities                 99,284    (70,940)     28,344    254,071    (21,480)   232,591
  Securities exempt from federal
    income taxes                     (7,481)    (5,135)    (12,616)      (103)    (2,721)    (2,824)
  Trading account assets            (26,676)   (11,734)    (38,410)    24,490     23,825     48,315
  Federal funds sold and
    securities purchased under
    resale agreements                27,513      1,843      29,356     28,592     (2,306)    26,286
  Loans, net of unearned income:
    Domestic offices                 56,849    (17,948)     38,901     53,670     24,156     77,826
    Foreign offices                 (53,779)    52,976        (803)    63,767      8,760     72,527
---------------------------------------------------------------------------------------------------
      Total interest on loans         3,070     35,028      38,098    117,437     32,916    150,353
---------------------------------------------------------------------------------------------------
      Total interest income          62,623    (42,983)     19,640    359,407     17,700    377,107
---------------------------------------------------------------------------------------------------
Interest expense on:
  Consumer and other time deposits  (16,745)   (25,908)    (42,653)       283      3,239      3,522
  Certificates of deposit           (21,603)    (1,919)    (23,522)    29,076      1,134     30,210
  Deposits in foreign offices        31,007     54,130      85,137    124,835     10,251    135,086
  Trading account liabilities         6,887     (7,163)       (276)     1,547       (528)     1,019
  Short-term borrowings             (19,238)    (4,177)    (23,415)    93,255     21,660    114,915
  Total long-term debt               21,964        440      22,404     24,366      2,010     26,376
---------------------------------------------------------------------------------------------------
      Total interest expense          2,272     15,403      17,675    273,362     37,766    311,128
---------------------------------------------------------------------------------------------------
Change in net interest income       $60,351    $(58,386)  $  1,965   $ 86,045   $(20,066)  $ 65,979
===================================================================================================

AGGREGATE PROVISION FOR CREDIT LOSSES

The aggregate provision for credit losses consists of the provision for credit losses, the provision for trading credit losses and the provision for off-balance-sheet credit losses. The Corporation deter-mines its aggregate provision for credit losses by monitoring its aggregate allowance for credit losses on a quarterly basis. The Corporation, in monitoring the aggregate allowance for credit losses, considers such factors as the composition of the loan portfolio, including its real estate, commercial and industrial and cross-border-exposure. Other extensions of credit related to trading assets and off-balance-sheet commitments are also considered.

The aggregate provision for credit losses, all of which was applicable to the allowance for credit losses related to the loan portfolio, was $8 million in 1998, $16 million in 1997 and $32 million in 1996. The allowance for credit losses amounted to $294.0 million at year-end 1998, or 2.15% of loans outstanding, net of unearned income compared to $326.5 million at year-end 1997, or 2.64% of loans outstanding, net of unearned income. The decrease in the allowance and related decline as a percentage of loans outstanding from 1997 to 1998 reflects the reduced risk profile of the Corporation's domestic loan portfolio primarily due to increased residential real estate lending, continued favorable loss experience for domestic loans, and reduced domestic non-accrual and classified loans. The allowance for credit losses was $350.4 million at year-end 1996. The decrease in the allowance from 1996 to 1997 resulted primarily from the reclassification of $27 million of the allowance for credit losses to the allowance for trading account credit losses and off-balance-sheet credit losses.

In 1998, net charge-offs increased to $48.2 million from $11.3 million in 1997, while non-accrual loans declined $13.0 million in 1998 when compared to 1997. The increase in net charge-offs in 1998 over 1997 was principally attributable to the charge-off of certain of the Corporation's Russian exposure.

In 1997, the level of non-performing loans declined $11.3 million when compared to 1996 and net charge-offs declined $13.7 million in 1997 when compared to 1996.

The increase in the provision for credit losses in 1996 was primarily due to the growth in the foreign loan portfolio of approximately 32% in 1996 compared to 1995. For additional information on charge-offs and recoveries, the aggregate provision for credit losses and the method of reporting the aggregate allowance for credit losses see "Asset Management-Aggregate Allowance for Credit Losses" in this section of this Report.

OTHER OPERATING INCOME (LOSS)

The following table presents the principal categories of other operating income
(loss) for each of the years in the three-year period ended December 31, 1998.

                                           INCREASE                        INCREASE
                                          (DECREASE)                      (DECREASE)
                                      ------------------                ---------------
(DOLLARS IN THOUSANDS)     1998        AMOUNT        %        1997      AMOUNT      %        1996
---------------------------------------------------------------------------------------------------
Trading revenue          $ 140,095    $ (30,580)   (17.9)   $170,675    $(5,131)   (2.9)   $175,806
Investment securities
  transactions, net       (186,086)    (221,203)       *      35,117    11,870     51.1      23,247
Revenue from loans sold
  or held for sale           8,682      (11,156)   (56.2)     19,838    18,864        *         974
Commission income           95,805        8,281      9.5      87,524    16,131     22.6      71,393
Equity in earnings of
  affiliate                132,708        7,592      6.1     125,116    31,698     33.9      93,418
Other income                97,394        7,356      8.2      90,038     8,761     10.8      81,277
-----------------------------------------------             -------------------            --------
                         $ 288,598    $(239,710)   (45.4)   $528,308    $82,193    18.4    $446,115
===================================================================================================

* Exceeds 200%

Total Trading Revenue

The following table presents the components of total trading related revenue for each of the years in the three-year period ended December 31, 1998. The items of net interest income/(expense) in the table below represent the net interest earned/paid on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                   (DOLLARS IN THOUSANDS)                       1998        1997        1996
----------------------------------------------------------------------------------------------
Precious metals:
  Trading revenue (loss)                                      $ (2,112)   $ 14,069    $ 24,700
  Net interest income                                           69,689      42,674      21,569
----------------------------------------------------------------------------------------------
       Total                                                    67,577      56,743      46,269
----------------------------------------------------------------------------------------------
Foreign exchange:
  Trading revenue                                              141,143     119,642      98,165
  Net interest (expense)                                        (7,899)     (9,515)     (4,422)
----------------------------------------------------------------------------------------------
       Total                                                   133,244     110,127      93,743
----------------------------------------------------------------------------------------------
Trading account profits and commissions:
  Trading revenue                                                1,064      36,964      52,941
  Net interest income                                           23,883      27,129       3,021
----------------------------------------------------------------------------------------------
       Total                                                    24,947      64,093      55,962
----------------------------------------------------------------------------------------------
Total:
  Trading revenue                                              140,095     170,675     175,806
  Net interest income                                           85,673      60,288      20,168
----------------------------------------------------------------------------------------------
       Total                                                  $225,768    $230,963    $195,974
==============================================================================================

Total trading revenue, including associated net interest income which is reported as net interest income, was $225.8 million in 1998, compared to $231.0 million in 1997 and $196.0 million in 1996. Total trading revenue declined in 1998 from 1997, despite improvements in precious metals and foreign exchange, because of reduced trading account activity from reductions in trading positions in light of the high volatility and lack of liquidity in the markets during the second half of 1998. Net interest income from trading activities was $85.7 million in 1998, an increase of 42% from the $60.3 million earned in 1997 which was 199% over the $20.2 million earned in 1996. The change in net interest income in 1998 from 1997 was primarily due to precious metals arbitrage activities. The increase in net interest income in 1997 from 1996, was due to precious metals and trading account activities. The year-to-year increase in total trading revenue in 1997 when compared to 1996, reflected, in part, the increased contribution of the emerging markets trading unit and other revenue increases generated from trading securities and derivative-related products. In 1997, trading revenue generated in the Moscow subsidiary on Russian government securities also contributed to the increase over 1996.

Precious Metals

Income from precious metals is derived from the Corporation's activities as a dealer in gold and silver bullion and coins sold to commercial and industrial users and investors, as well as its trading and arbitrage activities in the precious metals markets. Income from precious metals was $67.6 million in 1998, as compared to $56.7 million in 1997 and $46.3 million in 1996. The change in both 1998 and 1997 from the respective prior year reflected lower trading revenue, which in each case, was offset by higher levels of net interest income from arbitrage activities. The fluctuations in this income in each of the last three years reflects volatility in price and volume in the precious metals markets and the level of funds invested in precious metals activities.

Foreign Exchange

Foreign exchange trading income is derived from trading and market-making activities in foreign currencies, transactions that service the needs of the Corporation's customers, including other banks and corporations, and dealings in banknotes, principally in New York, London and locations in the Far East. Foreign exchange trading income was $133.2 million in 1998, an increase of $23.1 million, or 21%, over the $110.1 million in 1997, which increased $16.4 million, or 17%, from the $93.7 million earned in 1996. In both 1998 and 1997, foreign exchange trading benefited from volatility in the foreign exchange markets.

Trading Account Profits and Commissions

This line of income is derived from dealings in fixed- and variable-rate debt securities, denominated in all major currencies, with large financial institutions, including investment banks, commercial banks and multinational organizations, as well as high-net-worth individuals. Trading account profits and commissions also consists of income from trading derivative products, emerging market fixed income securities, the securities of the U.S. Government and its agencies, and, to a lesser extent, government securities of countries where the Corporation has an active local presence, such as Argentina, Brazil, Italy, Russia and Uruguay. The Corporation has ceased market-making in fixed income derivative products.

Total trading account profits and commissions were $24.9 million in 1998, compared to $64.1 million in 1997 and $56.0 million in 1996. The decline in trading account profits and commissions in 1998, when compared to 1997, reflects reductions in trading positions due to the high volatility and lack of liquidity during the second half of 1998. The Corporation substantially reduced the activities of its Moscow subsidiary in the fourth quarter of 1998. In 1997, a substantial portion of the increase in trading account profits and commissions from 1996 was attributable to the Corporation's subsidiary in Moscow. The emerging markets trading department's trading account profits and commissions, including net interest income, declined to $13.3 million in 1998, from $33.7 million in 1997 and $16.7 million in 1996.

For additional information related to derivative instruments, see Notes 4, 18 and 19 of "Notes to Consolidated Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

Investment Securities Transactions

Investment securities transactions in 1998 resulted in aggregate net losses of $186.1 million and included losses of $185.5 million, $165.4 million after tax effect, on the Corporation's Russian investment securities and related hedges. The investment securities losses stemmed principally from management's decision in the third quarter to write down all of the Corporation's Russian investment securities to net realizable value. This decision included charges for the Corporation's Russian treasury bill (GKO) investments and a mark-down of all of the Corporation's remaining Russian investments and related hedges, to reflect current market levels or anticipated defaults.

In 1997, the Corporation realized net investment securities gains of $35.1 million, compared to net gains of $23.2 million in 1996. In 1997 and 1996, a substantial portion of the net gains were from the sale of securities from the Corporation's portfolio of other securities, including emerging markets, which offset losses from U.S. Government agency securities.

Revenue From Loans Sold or Held for Sale

Revenue from loans sold or held for sale was $8.7 million in 1998, $19.8 million in 1997 and $1.0 million in 1996. In 1998 and 1997, the revenue was primarily from sales of commercial real estate loans during a period that reflected a strengthening real estate market. The net gains in 1996 resulted from the sale of originated mortgage loans. The Corporation has generally retained the servicing rights on the mortgage loans sold.

Commission Income

Commission income, which included fees for the issuance of banker acceptances and letters of credit, securities brokerage commissions and retail services was $95.8 million in 1998, compared to $87.5 million in 1997 and $71.4 million in 1996. Commission income included fees for the issuance of letters of credit and the creation of acceptances of $22.0 million in 1998, $23.4 million in 1997 and $21.7 million in 1996. In 1998, commissions attributable to securities clearance, funds transfer and money management activities were $39.1 million, compared to $37.3 million in 1997 and $24.8 million in 1996. Commission income from the broker dealer business of RNYSC amounted to $9.6 million in 1998, compared to $5.7 million in 1997 and $5.2 million in 1996. Commission income from the shipment of U.S.-dollar denominated banknotes was $8.0 million in 1998, $8.6 million in 1997 and $8.5 million in 1996.

Affiliate Earnings

Equity in earnings of affiliate, representing the Corporation's share of the earnings of Safra Republic, was $132.7 million in 1998, compared to $125.1 million in 1997 and $93.4 million in 1996. The increase in 1998 over 1997 was 6%, and the increase in 1997 over 1996 was 34%.

The following table presents summary information for Safra Republic for each of the last three years.

      (IN THOUSANDS EXCEPT PER SHARE DATA)            1998           1997           1996
--------------------------------------------------------------------------------------------
At December 31:
Total assets                                       $21,036,767    $20,356,300    $17,223,409
Interest-bearing deposits with banks                 7,648,609      7,476,969      6,041,717
Investment securities                                9,607,526      9,485,637      8,665,381
Loans, net of unearned income                        2,837,277      2,288,896      1,687,050
Allowance for credit losses                             78,781        134,351        131,071
Non-performing loans                                     9,017         10,271         10,777
Total deposits                                      16,447,942     15,401,065     13,337,947
Total shareholders' equity                         $ 1,936,791    $ 1,760,566    $ 1,643,110

For the year:
Net interest income                                $   297,765    $   297,225    $   266,180
Provision for credit losses                            (48,100)        16,000         12,000
Other operating income                                 149,247        188,865        119,113
Other operating expenses                               197,800        193,470        167,521
Net income                                             280,207        255,055        189,830
Net income per common share -- diluted             $      3.80    $      3.59    $      2.67
Average shares outstanding -- diluted                   71,117         71,103         71,003
--------------------------------------------------------------------------------------------

For additional information on Safra Republic and its relationship with the Corporation, see Note 7 of "Notes to Consolidated Financial Statements" and "Affiliate Financial Statements" in "Financial Statements and Supplementary Data" elsewhere in this Report.

Other Income

Other income consists primarily of service charges on deposit accounts, mortgage fees and trust income. In 1998, other income totaled $97.4 million and included a gain of $4.9 million related to sales of real estate, $4.2 million of earnings on the principal invested in a bank owned life insurance policy and $9.3 million of equity in the earnings from Safra Republic Investments Limited, ("SRIL") a subsidiary whose ownership is shared equally with Safra Republic. In 1997, other income amounted to $90.0 million and included a gain of $7.4 million on the unwinding of a real estate financing transaction, $7.1 million of equity in the earnings of SRIL and an affiliate service fee of $3.4 million as reimbursement for prior-period shared representative office expense. Other income was $81.3 million in 1996 and included gains of $2.7 million on the sale of a New York retail branch, $1.1 million from the repurchase and early extinguishment of an issue of $100 million principal amount of floating-rate subordinated long-term debt and $4.7 million of net gains on the sale of other real estate owned.

OTHER OPERATING EXPENSES

The following table presents the principal categories of other operating expenses for each of the years in the three-year period ended December 31, 1998.

                                             INCREASE                       INCREASE
                                            (DECREASE)                     (DECREASE)
                                          --------------                ----------------
   (DOLLARS IN THOUSANDS)       1998      AMOUNT      %       1997       AMOUNT      %        1996
----------------------------------------------------------------------------------------------------
Salaries and employee
  benefits                    $520,830    $45,813    9.6    $475,017    $ 54,916    13.1    $420,101
Occupancy, net                  74,577      3,252    4.6      71,325      (1,367)   (1.9)     72,692
Other expenses                 383,158     25,657    7.2     357,501      64,540    22.0     292,961
-------------------------------------------------           --------------------            --------
      Total other operating
         expenses             $978,565    $74,722    8.3    $903,843    $118,089    15.0    $785,754
====================================================================================================

Total other operating expenses were $978.6 million in 1998, $903.8 million in 1997 and $785.8 million in 1996. The increase in total expenses in 1998 over 1997, was primarily due to higher staff costs and expenses related to the Year 2000 Project. The increase in total other operating expenses in 1997 over 1996, reflected the Corporation's ongoing investments in trading, risk management and profitability reporting systems and other technology and electronic banking initiatives which were begun in the second half of 1996. Total other expenses in 1998 and 1997 included approximately $35.0 million and $15.5 million, respectively, related to the Year 2000 project, which is discussed below. One-time charges included in 1998 were $13.7 million related to certain unauthorized overseas securities transactions and a loss on a banknote shipment and in 1997, $14.2 million related to an arbitration judgment and related legal costs. See "Line-of-Business Information -- Restructuring" elsewhere in this Report.

During 1996, the Corporation invested in initiatives designed to increase revenues in future periods and in infrastructure to support and control those operations. Retail banking expenses increased as a result of branch expansion. Growth in the volumes of mortgage and home equity loans, as well as increased sales of investment products, resulted in the payment of additional fees for related services.

Also during 1996, the Corporation invested in broadening the array of its investment product offerings, including the introduction of an asset allocation product which is targeted at retail clients. The Corporation also invested in trading market services and in advanced risk management systems to support its expanding trading operations. The development of a new profitability measuring system which enables the Corporation to efficiently measure and present lines-of-business results also contributed to the higher expense level. RFSC expanded significantly in that year and began offering full-service and discount securities brokerage services to corporate and retail clients.

Salaries and Employee Benefits

Salaries and employee benefits were $520.8 million in 1998, $475.0 million in 1997 and $420.1 million in 1996. The increase in 1998 over 1997 reflects increases in base salaries and provisions for incentive compensation. The increase in salaries and benefits in 1997 over the prior year reflects the opening of new foreign offices and higher levels of staff and increased provisions for incentive compensation. As of year end 1998, the Corporation had approximately 5,800 full-time equivalent employees, compared to 5,900 at year end 1997 and 5,700 at year end 1996.

Occupancy

Occupancy costs were $74.6 million in 1998, $71.3 million in 1997 and $72.7 million in 1996. The increase in 1998 from 1997 resulted primarily from higher real estate taxes and lower rental income. The decline in 1997 from 1996, resulted primarily from a lower level of real estate taxes due to certain real estate tax rebates.

Other Expenses

All other expenses were $383.2 million in 1998, $357.5 million in 1997 and $293.0 million in 1996. All other expenses in 1998 included $33.0 million of Year 2000 expenses and $13.7 million of one-time expenses related to certain unauthorized overseas securities transactions, and a loss on a banknote shipment. Included in 1997 were the one-time costs of $14.2 million associated with the arbitration judgment mentioned above and $15.5 million of Year 2000 expenses discussed below. Communication and equipment expenses represent a substantial portion of other expenses which amounted to $90.5 million in 1998, $82.6 million in 1997 and $75.8 million in 1996. Amortization of goodwill and other intangible assets was $27.3 million in 1998, $28.4 million in 1997 and $28.7 million in 1996. Also, professional fees, consisting of consulting, legal and audit fees, amounted to $36.4 million in 1998 compared to $36.0 million in 1997 and $29.2 million in 1996. All other expenses include premiums for deposit insurance paid to the FDIC of $1.9 million in 1998, compared to $2.0 million in 1997 and $0.5 million in 1996.

YEAR 2000 RISK

The Corporation is managing the risks arising from the Year 2000 date change ("Year 2000 Risk") through its Ready 2000 Program Management Office ("PMO"). The Ready 2000 PMO was established during the first quarter of 1997 and is staffed by internal and external experts who are directing and coordinating the efforts by the Corporation to achieve Year 2000 readiness. "Year 2000 ready" means that computer software and hardware recognizes all date-sensitive information, whether before, on or after January 1, 2000, accurately and makes all required calculations or performs other date-sensitive functions correctly. The PMO reports its progress bi-weekly to a Steering Committee comprised of members of the Board of Directors and senior management of the Corporation and the Bank. Progress is reported directly to the Board of the Corporation on a quarterly basis.

State of Readiness

Scope of Program -- The Year 2000 Risk being addressed by the Corporation can be divided into two broad categories: (1) information technology ("IT") applications; and (2) non-information technology ("non-IT") applications. IT applications include both hardware and software systems which perform mathematical calculations and other data processing, such as the system used by the Bank to maintain its clients' deposits. Non-IT applications rely upon hardware or software components to perform their functions, however, data processing is not their primary activity. An example of a non-IT application is the heating, ventilation and air-conditioning systems that regulate the environment in the main office of the Corporation. The Corporation's Ready 2000 program encompasses both IT and non-IT applications.

The Corporation identified and evaluated approximately 2,500 applications for Year 2000 readiness as of December 31, 1998. The inventory of applications increased by approximately 200 during the fourth quarter of 1998 as a result of routine system upgrades, replacements and additions.

Furthermore, the Corporation established several new offices during this period, thereby adding new IT applications and all the non-IT facility, utility and infrastructure applications needed to support these locations to the inventory. Each application will be made Year 2000 ready by one of three strategies: repair, retire or replace. Although the vast majority of applications will be repaired, certain applications will be retired or replaced if doing so is more cost effective to achieve Year 2000 readiness. In this regard, each new and replacement application is certified by the Corporation, even if the vendor or service provider states that such application is already Year 2000 ready.

At the beginning of March, 1999, the Corporation announced that it plans to outsource its data centers and related network and communication operations. The Corporation is discussing the terms and conditions of a definitive agreement for providing these services with a third party service provider (the "third party provider"). The decision to undertake this project at this time was made after carefully evaluating and determining that it could be integrated into the Corporation's Year 2000 readiness effort. In negotiating a definitive agreement with the third party provider, the Corporation will obtain appropriate assurances and protections that all aspects of the equipment and services to be provided by the third party provider will be Year 2000 ready.

Program Description -- The Corporation has prioritized each application as high or "mission critical," medium or low, depending on its importance to the Corporation's operations. By categorizing an application as "mission critical," the Corporation has identified it as one that is vital to the successful continuance of one of the Corporation's core business activities or interfaces with a designated mission-critical application.

The Corporation's Ready 2000 PMO has developed ten steps or "milestones" which each application must satisfy in order to be deemed Year 2000 ready. These milestones are: (1) baseline testing -- a series of tests that identify and document all functions performed by an application; (2) pre-assessment -- identifies and documents all the components of an application (e.g., program modules, hardware components, operating systems and interfaces);
(3) code assessment -- a detailed examination of an application to identify its date-sensitive elements; (4) code conversion plan -- describes the process by which the application will be made Year 2000 ready; (5) conversion -- the process of remediating an application to make it Year 2000 ready; (6) regression testing -- re-execution of the baseline testing to confirm that the application's functionality was not adversely affected as a result of conversion; (7) Year 2000 compliance testing -- testing a converted application in a simulated Year 2000 environment; (8) Year 2000 integration testing -- testing an application's interfaces in a simulated Year 2000 environment; (9) Year 2000 certification -- approval by senior management that an application has successfully satisfied milestones 1 through 8; and (10) move to production.

The Corporation has implemented quality control procedures designed to assure that each application is subjected to, and satisfies, consistent and rigorous milestone requirements. These procedures include the independent review of the test plans for all mission-critical applications, and the review of the documentation evidencing satisfaction of all milestone requirements for each application by a quality assurance review team following the conclusion of testing and before the application is considered for certification. In addition, "clean management" procedures are applied to each application once it is certified to be Year 2000 ready. Clean management means that if a certified application is modified subsequently for any reason, the modified application may not be returned to production without first being thoroughly re-tested in order to confirm that the modified application remains Year 2000 ready. The Corporation intends to apply clean management procedures to each software and hardware application that will be migrated to the third party provider.

Program Status -- As explained above, each IT and non-IT application must complete ten milestones required by the Ready 2000 program. The Corporation expects to complete substantially all of the milestones for the project by June 30, 1999.

The table below illustrates the Corporation's progress in meeting this goal as reflected in the percentages of total milestones completed and applications certified as of December 31, 1998.

                        % OF TOTAL
                        MILESTONES                             % OF APPLICATIONS
                       COMPLETED AT                              CERTIFIED AT
                     DECEMBER 31, 1998                         DECEMBER 31, 1998
                    -------------------                       -------------------
                    IT           NON-IT                       IT           NON-IT
---------------------------------------------------------------------------------
Mission critical    70%              23%  Mission critical    62%              16%
Medium              71               42   Medium              54               36
Low                 80               31   Low                 75               25
---------------------------------------------------------------------------------

The foregoing statistics demonstrate that significant overall progress has been made by the Corporation toward making its applications Year 2000 ready. Guidelines issued by federal banking regulators required the Corporation to substantially complete the certification of all its internal mission-critical applications by December 31, 1998. The Corporation successfully met this requirement. The need to focus its resources on complying with this regulatory milestone resulted in the Corporation not achieving the overall progress that it had previously forecasted would be achieved by year end. However, as of January 31, 1999, the Corporation completed 90% of its total milestones and certified 84% of all applications (excluding the applications discussed above which were added to inventory during the fourth quarter of 1998). The Corporation presently expects to certify all applications, including the inventory additions by June 30, 1999.

The Corporation will continue testing certified applications throughout 1999 to reaffirm that they will function properly on and after January 1, 2000. For certain applications, this additional testing will include the Corporation's participation in so-called "street-wide" testing with other banks and industry participants.

In addition, the Corporation is reviewing the results of the progress of Safra Republic's Year 2000 readiness program. Safra Republic is managing the remediation of approximately 400 applications. As of December 31, 1998, Safra Republic certified 42% of all its applications, which includes substantially all of its internal mission-critical applications, and presently expects to complete certifying the balance of its applications and to complete its business resumption contingency planning with respect to Year 2000 Risk by June 30, 1999.

Costs

The Corporation estimates that total incremental costs associated with its Year 2000 readiness efforts through the end of the first quarter of 2000, which are being funded through general operating funds, will be approximately $60 million. Commencing in the second half of 1997 and through December 31, 1998, $50.5 million of these costs had been recorded, including expenses for the fourth quarter of 1998 of $3.2 million. At the inception of the Ready 2000 program, the Corporation did not institute a formal system for tracking all internal IT resource costs, which would consist principally of the time of IT personnel and certain personnel from other business units spent on Year 2000 activities. However, management believes that these internal resources devoted to Year 2000 readiness is not a significant portion of the overall IT budget.

The following table presents the expenses incurred by the Corporation to date, as well as its forecast of the additional incremental expenses required to complete its Ready 2000 program.

                                 1999                     2000
                --------------------------------------   -------
1997    1998    1ST QTR    2ND QTR   3RD QTR   4TH QTR   1ST QTR   TOTAL
-------------------------------------------------------------------------
                              (In millions)
$15.5   $35.0       $4.2*     $2.2*     $1.1*     $1.0*     $1.0*   $60.0*
-------------------------------------------------------------------------

* forecasted

The incremental expenses incurred by the Corporation in connection with its Ready 2000 program as described above are not expected to include a material amount of expenses pertaining to the accelerated replacement of any software or hardware systems. In addition, the Corporation's Year 2000 readiness program has not caused the deferral or cancellation of any material IT projects.

Year 2000 Risk

The Corporation is addressing Year 2000 Risk with respect to business activities conducted through its own applications and systems and those which require reliance upon or interaction with a third party. In either case, a partial malfunction or total failure could cause the Corporation to suffer a business slowdown or interruption, resulting in financial loss, legal liability or action by its regulators that could have a material affect on the Corporation's financial condition and operations.

Business activities conducted using applications that the Corporation owns or whose use is licensed from a vendor include trading with counterparties, buying and selling securities on public exchanges and in over-the-counter markets, managing customer deposits and transactions and maintaining accurate accounting records. The malfunction or failure of its own systems could result in a financial loss to the Corporation and legal liability to customers and counterparties for whom transactions could not be initiated or completed.

The Corporation also faces Year 2000 Risk arising from numerous third parties whose services or relationships are significant to its operations. Even if the Corporation completes its Ready 2000 program successfully, failures by such third parties to address their Year 2000 Risk may disrupt the Corporation's operations and cause it to incur financial losses. These third parties include major trading counterparties, securities exchanges, clearing organizations, service bureaus, vendors, utilities, telecommunication companies and borrowers. Accordingly, the Corporation is assessing the readiness of such third parties in order to confirm that they are evaluating their own Year 2000 Risk and, as necessary, remediating or replacing their hardware and software systems, as well as developing contingency plans addressing unexpected disruptions caused by the Year 2000 date change.

As stated above, the Corporation is planning to migrate its data centers and related network and communication operations to a third party provider. In order to mitigate the Year 2000 Risk that may arise from such event, the definitive agreement for these services will require the third party provider to adopt and assume responsibility for the Corporation's existing disaster recovery plans for all the applications and systems being migrated to it. These plans require redundant data processing and back-up capabilities to be available at all times in the event services are interrupted for any reason. The definitive agreement will also require the third party provider to deliver its own comprehensive disaster recovery plans with respect to the processing being done for the Corporation which are acceptable in all respects to the Corporation. Notwithstanding the foregoing precautions, if the disaster recovery plans utilized by the third party provider or any other service provider do not work as planned, the Corporation is preparing contingency plans addressing Year 2000 Risk, as more fully described below.

Contingency Planning

Even if the Corporation's Ready 2000 program is completely successful with respect to all its own applications, the possibility remains that the Corporation may experience Year 2000-related disruptions caused by inadequate preparations by third parties. The Corporation is evaluating this type of Year 2000 Risk and developing contingency plans to address it. This planning takes two forms: remediation contingency planning and business resumption contingency planning.

Remediation Contingency Planning -- Remediation contingency plans address the actions to be taken if the Corporation's original plan to make a system Year 2000 ready is determined to be ineffective or cannot be completed in a timely manner. This type of contingency planning involves hiring additional staff in order to expedite remediation and testing activities and transferring the processing done by certain applications to an alternative vendor or service provider. The Corporation developed remediation contingency plans for all mission-critical business applications which were not certified to be Year 2000 ready as of December 31, 1998.

Business Resumption Contingency Planning -- In addition to remediation contingency planning, the Corporation has evaluated the risks of a failure by each core business process as a result of the Year 2000 date change and is in the process of revising its business resumption contingency plans in order to address these risks. This evaluation includes the impact of potential failures by the Corporation's internal systems, as well as the failure of systems maintained by third parties, including service bureaus, electric and gas utilities, telecommunication companies and the providers of institutional clearing services. The Corporation has established a subcommittee of the Year 2000 Steering Committee that is overseeing this planning process. The subcommittee has, in turn, designated business resumption planning coordinators on divisional and departmental levels. Because the business resumption contingency planning process presumes that ordinary data processing support is unavailable, the anticipated migration of its data centers and related network and communication operations to the third party provider is not expected to affect these planning activities significantly. The Corporation will, however, in all appropriate cases, consider the impact of the planned migration on its business resumption contingency plans.

Year 2000 Risk constitutes a unique type of risk that must be incorporated into the Corporation's existing contingency planning. To do so, the Corporation has adopted a four-phase process: (1) Organizational Planning
Guidelines -- establishes the strategy for developing each plan; (2) Business Impact Analysis -- assesses the economic impact on each business unit of the Corporation caused by the interruption or failure of its critical systems; (3) Contingency Plan Development -- clarifies the circumstances and timing and procedures to be followed in the event a plan must be activated; and (4) Methodology for Validation -- requires the design of a method to validate each plan. The first two phases of this process were completed as of December 31, 1998. The third and fourth phases were begun prior to December 31, 1998 and are expected to be completed by June 30, 1999.

European Monetary Union

Commencing January 1, 1999, eleven of the fifteen participating member countries of the European Monetary Union ("EMU") adopted a single currency, known as the "euro," as their common legal currency. On such date, each participating country established a fixed conversion rate between its existing national currency and the euro.

By December 31, 1998, the Corporation successfully completed the remediation of its affected applications. In addition, the Corporation has evaluated the impact of the introduction of the euro upon its operations and developed appropriate contingency plans addressing euro-related disruptions to significant business units beginning on January 1, 1999. The Corporation's incremental costs associated with reviewing and remediating affected applications and preparing its operations for the euro were approximately $1 million. Because the introduction of the euro affected directly only a small portion of its clients and overall operations, the Corporation does not expect any remaining impact to be significant.

TOTAL APPLICABLE INCOME TAXES

Total applicable income taxes, which includes the effect of a taxable equivalent adjustment, declined $103.4 million in 1998 to $116.1 million, after increasing $15.8 million in 1997 over 1996. The ratio of total applicable income taxes to income before taxes was 32% in 1998 and 33% in 1997 and 1996. The decline in 1998 total applicable income taxes, compared to 1997, was due to the lower level of taxable income for the year, which reflected minimal income tax benefit/expense on Russian securities transactions, and to the reversal of certain tax liabilities accrued in prior years. The increase in total applicable income taxes in 1997 and 1996, when compared to the respective prior year, reflected the higher levels of taxable income for the year. Included in income taxes in 1997 was a tax benefit of approximately $10.0 million related to non-taxable income from discontinued operations of domestic subsidiaries. Income taxes in 1996 were reduced by a one-time $12.0 million tax benefit recognized as a result of a tax law change enacted in 1996. The 1996 income tax benefit was recognized by the Corporation because it was no longer liable for deferred taxes which had been provided in prior years for credit provisions.

NET INCOME APPLICABLE TO COMMON STOCK -- DILUTED

Net income applicable to common stock -- diluted was $220.2 million in 1998, compared to $423.3 million in 1997 and $386.0 million in 1996. Diluted earnings per common share were $2.07 in 1998, $3.94 in 1997 and $3.54 in 1996. Dividends declared and the average annual rates paid on the Corporation's issues of preferred stock were as follows: $26.3 million in 1998 at 5.26%, $24.2 million in 1997 at 5.32% and $31.5 million in 1996 at 5.48%.

                          LINE-OF-BUSINESS INFORMATION

The Corporation's businesses are organized into five major segments: Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. During 1998, the Corporation implemented an internal performance measurement system to measure each of the major segments independently on a net income basis along with rate of return and efficiency ratios as well as other key performance measures. The following table presents the summary results for the year ended December 31, 1998. Data is not available on a comparable basis for prior periods.

                                       CONSUMER
                          PRIVATE      FINANCIAL                    GLOBAL        GLOBAL
(DOLLARS IN THOUSANDS)    BANKING      SERVICES       LENDING      TREASURY       MARKETS        OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)       $   104,850   $    84,602   $    65,150   $   (24,634)  $    20,469   $    (2,390)  $   248,047
Average assets            2,668,607       861,250    10,367,136    31,495,660    11,837,675    (3,438,290)   53,792,038
Average liabilities
  and preferred stock    10,917,021    11,495,275     8,783,465     8,350,874    14,449,615    (3,033,580)   50,962,670
Average risk-adjusted
  equity                    548,802       421,582       379,187     1,192,691       287,106            --     2,829,368
Efficiency ratio                 48%           71%           64%          193%           87%           --            74%
Return on average
  risk-adjusted equity         19.1%         20.1%         17.2%        (4.4)%          7.1%           --           7.8%
-----------------------------------------------------------------------------------------------------------------------

The return on average risk-adjusted equity is calculated based on net income applicable to common stock -- diluted.

PRIVATE BANKING

Private Banking offers a full range of financial services for high-net-worth individuals around the world. The product lines include deposit, lending, trading, treasury, investment management products, trust, custody, estate planning, philanthropic advisory services and asset allocation products. Domestic Private Banking account representatives are located in New York, California and Massachusetts. International Private Banking account offices are located in the United States in New York, California and Florida and in Japan, Hong Kong, Singapore, London and Taiwan. Additional representative offices and affiliates are available in other major cities. The Corporation offers high quality investment management products which include Republic Investment Management Accounts (RIMA), the Republic Family of Funds and the Republic Spectrum Account. Strategic initiatives in Private Banking will concentrate on enhancing asset management capabilities through acquisitions and hiring of additional account officers and increased lending activities.

The Corporation has a 49% investment in Safra Republic, a Luxembourg holding company with subsidiary banks located in Switzerland, Luxembourg, France, Guernsey, Gibraltar and Monaco and representative offices around the world, providing international private banking services, asset management and other related investment services. Safra Republic has seen net income grow at an annual compound growth rate of 17% since 1993.

Together with Safra Republic, the Corporation had total client accounts including deposits of $55.6 billion at December 31, l998, compared to $48.6 billion at December 31, 1997. Safra Republic had $32.9 billion and $29.9 billion at December 31, l998 and 1997, respectively, and the Corporation had $22.7 billion and $18.7 billion at such respective dates.

CONSUMER FINANCIAL SERVICES

Consumer Financial Services provides retail banking, investment, insurance and home finance services and products to over 1 million accounts from 82 locations in the New York metropolitan area and from 8 locations in southern Florida. These financial services and products are provided to individuals and small to medium commercial customers. Consumer Financial Services has approximately $13.1 billion of assets under management, (including deposits). Average client assets under management are now nearly $162 million per location. Major financial products and services include deposit products: checking accounts, money market accounts, NOW accounts, investment products: mutual funds, fixed and variable rate annuities, the ability to purchase stocks and bonds through Republic Financial Services, a retail broker-dealer, insurance: life and health (property and casualty insurance will be offered in 1999), banking services: PC bill payment services, internet banking and ATM availability along with special programs that offer financial products and service to specific demographic groups: Young Investor Club, Republic Bank for Kids, Student$ense and Renaissance Club.

Consumer Financial Services provides customers with a full range of financial services in a one-stop financial shopping environment. Consumer Financial Services is able to provide this expertise by having 80 financial/insurance consultants, 110 investment/insurance personnel and 250 home finance specialists that work throughout the retail network. During 1998, Investment Lounges were created in 10 branches to assist customers with their investment decisions, with 15 additional lounges expected to open in 1999. Results for 1998 reflect the costs associated with investing in the infrastructure for new product offerings, including brokerage services in 1997 and insurance products in 1998, development of alternative delivery channels such as web-based banking, an increased number of mortgage account executives in the 16 states where mortgages are being originated, trained personnel and the technology to support an integrated delivery system.

LENDING

Lending continues to be an integral part of the Corporation's overall client relationship. Lending activities cover a variety of industries and industry segments including domestic and international private banking, small business, middle market, factoring, national and international corporations, commercial real estate and precious metals lending. The Corporation is a leading provider of mortgage financing to cooperative apartments in the country and a substantial lender and provider of business credit to the retail and apparel industry. The market place continues to be very competitive in the lending businesses, and the Corporation has continued to follow a plan of diversity within businesses, the avoidance of high risk transactions and the development of a customer base with a high level of credit quality. Products include working capital lines, banker's acceptances, letters of credit, factoring services, asset based lending, securities lending and commercial mortgages.

GLOBAL TREASURY

Global Treasury operates in all major capital markets and is responsible for managing the Corporation's liquidity profile, including its asset and liability positions. Global Treasury seeks to reduce the Corporation's exposure to changes in external interest rates, while maximizing the level of net interest income generated. See "Liability and Asset Management" below. The 1998 results for the Global Treasury segment reflect a $165.4 million after tax loss from management's decision to write down all of the Corporation's Russian investment securities to net realizable value. This write down is consistent with the Corporation's goals of high liquidity, high asset quality and the recognition of problem areas as early as possible.

In addition to investments in U.S. Government guaranteed and AAA rated asset-backed securities, the Global Treasury segment invests, from time to time, in other instruments including emerging markets paper, money market instruments, and other assets that meet the Corporation's criteria for appropriate investments.

GLOBAL MARKETS

Global Markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities, and emerging markets instruments. With trading centers in Europe, North and South America, Asia and Australia, the Corporation is able to operate trading desks 24 hours a day covering the major international cross border markets as well as many local markets. Global Markets has been recognized as a leader in foreign exchange, precious metals, banknotes, emerging markets debt instruments and derivatives, including swaps, options and structured products. The Global Market desks will customize products to suit the needs of clients, which include financial institutions, corporations, individuals and central banks. In addition, from time-to-time, Global Markets may take proprietary positions complying with established limits and risk profiles.

In 1999, the Corporation announced that efficiencies have been achieved in Global Markets by dismantling the prime brokerage activities within Republic New York Securities Corporation and the market-making business within the fixed-income derivative products group, consolidating back offices and increasing automation. The Corporation will consolidate trading operations into trading centers in the United States, Europe and Asia, while maintaining a local marketing presence in each foreign location. The Corporation will focus its attention on solidifying its leadership position in precious metals and foreign exchange/banknotes. Furthermore, the Corporation will utilize its financial engineering expertise in asset/liability management for the treasury. Finally, Global Markets will design wealth management products for private banking customers.

OTHER

Other includes all items that are allocated as a net amount, the residual effects of unallocated activities and those not allocated to specific segments such as expenses related to Year 2000 and the implementation of the euro, intercompany eliminations, and the remaining effects at the corporate level after implementation of management accounting policies including residual credit provisions.

RESTRUCTURING

In March 1999, the Corporation announced the results of its line-of-business review and restructuring plan to grow its core private banking and special niche businesses utilizing its new reporting system, Republic Profit Quest. The Corporation also announced that it plans to outsource its data centers and related network and communication operations.

Accordingly, the Corporation will take a one time restructuring charge in the first quarter of 1999 amounting to approximately $97 million (before tax effect) for workforce reductions, branch consolidations, the outsourcing of certain data processing functions and the decision to exit certain activities. In addition, the Corporation will also record an expense of approximately $7 million (before tax effect) in the first quarter of 1999 primarily resulting from the termination of selected employee benefit programs.

                         LIABILITY AND ASSET MANAGEMENT

From time to time, the Corporation's management may decide to mismatch on- and off-balance-sheet liabilities and assets in a strategic gap position as a means of managing net interest income. Interest rate sensitivity gaps occur when interest-bearing liabilities and interest-earning assets differ in repricing dates and anticipated maturities. Such decisions reflect management's views on the direction of interest rates and general market conditions. The gap position is established with marketable securities of high credit quality in liquid markets and is carefully monitored by management. The Corporation uses off-balance-sheet interest rate derivatives such as interest rate swaps, caps, options and forwards as hedges or to modify the interest rate characteristics of specific assets or liabilities, collectively referred to as a hedge. The Corporation manages its exposure to interest rate sensitivity resulting from its gap position with hedges and records these hedges in a manner consistent with the accounting treatment for the underlying assets or liabilities, collectively referred to as a hedge. The Corporation manages its exposure to interest rate sensitivity resulting from its gap position with hedges and records these hedges in a manner consistent with the accounting treatment for the underlying asset or liability. Certain accounting changes may alter the Corporation's use of derivative instruments in the management of its asset and liabilities. For additional information, see below in the section "Recent Accounting Pronouncements."

Diversification is a principle employed in the management of liabilities and assets. The Corporation is active in international banking and, in managing this activity, diversifies risks among many countries and counterparties throughout the world. Liabilities, which are mostly interest-bearing deposits and other purchased funds, are obtained from both domestic and international sources. These sources of funds represent a wide range of depositors, mostly individuals, and various types of deposits. The Corporation also raises funds from institutional and individual investors with a variety of marketable instruments. The diversification of the Corporation's funding sources enhances the stability of the funding base.

The Corporation monitors the near-term interest rate sensitivity of its liability and asset positions by quantifying the earnings at risk to simulated changes in interest rates. A net interest income simulation model measures this sensitivity. This model utilizes Monte Carlo simulation, a statistical technique that allows the Corporation to build variability around current market conditions. Inputs include the maturity and repricing characteristics of the Corporation's on- and off-balance-sheet liability and asset positions, as well as assumptions on interest rates, asset prepayments, inter-bank spreads and deposit growth. Given the assumptions used, the model's output projects the variance in net interest income over the next year. The Board of Directors adopted a limit of 5% of annual net interest income at risk, based on this measured interest rate sensitivity. Results are periodically presented to the Asset and Liability Management Committee and to the Board of Directors.

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

The table below illustrates the Corporation's interest rate sensitivity gap position at December 31, 1998 and 1997. The interest rate sensitivity gap, which is the difference between interest-earning assets and liabilities, is presented by repricing period, based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. Factors considered are the contractual terms of the underlying obligations, including off-balance-sheet items such as interest rate swaps and caps, as well as management's estimates of prepayment patterns of mortgage-backed securities and interest sensitivity of core deposits. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change. In addition, significant variations in interest rate sensitivity may exist within the repricing periods presented in which the Corporation has interest rate positions.

                                          REPRICING PERIOD AT DECEMBER 31, 1998
                             ----------------------------------------------------------------
                                         AFTER ONE     AFTER THREE    AFTER SEVEN
                                          YEAR BUT      YEARS BUT      YEARS BUT
                              WITHIN    WITHIN THREE   WITHIN SEVEN   WITHIN TEN      AFTER
       (IN MILLIONS)         ONE YEAR      YEARS          YEARS          YEARS      TEN YEARS
---------------------------------------------------------------------------------------------
ASSET/(LIABILITY)
Interest rate sensitivity
  gap                          $1,157         $  803        $(1,245)       $2,150     $(2,865)
---------------------------------------------------------------------------------------------
ASSET/(LIABILITY)
Cumulative interest rate
  sensitivity gap              $1,157        $ 1,960         $  715        $2,865      $   --
=============================================================================================

                                          REPRICING PERIOD AT DECEMBER 31, 1997
                             ----------------------------------------------------------------
                                         AFTER ONE     AFTER THREE    AFTER SEVEN
                                          YEAR BUT      YEARS BUT      YEARS BUT
                              WITHIN    WITHIN THREE   WITHIN SEVEN   WITHIN TEN      AFTER
       (IN MILLIONS)         ONE YEAR      YEARS          YEARS          YEARS      TEN YEARS
---------------------------------------------------------------------------------------------
ASSET/(LIABILITY)
Interest rate sensitivity
  gap                          $ (468)        $ (827)        $  322        $2,447     $(1,474)
---------------------------------------------------------------------------------------------
ASSET/(LIABILITY)
Cumulative interest rate
  sensitivity gap              $ (468)       $(1,295)        $ (973)       $1,474      $   --
=============================================================================================

In 1998, prepayments on mortgaged-backed securities accelerated over the course of the year, thereby shortening the assumed average lives of these securities. In addition, the Corporation extended the maturity of some of its interest rate hedges.

The following table presents information related to the expected maturities and weighted average interest rates to be received or paid on the interest rate swap portfolio and other instruments used in asset/liability management. Asset/liability management swaps are designated as hedges of an underlying asset or liability at the inception of the contract.

                                       DECEMBER 31, 1998                              DECEMBER 31, 1997
                          --------------------------------------------   --------------------------------------------
                           DUE IN       DUE IN                            DUE IN       DUE IN
                          LESS THAN    ONE THRU    DUE AFTER             LESS THAN    ONE THRU    DUE AFTER
 (DOLLARS IN MILLIONS)    ONE YEAR    FIVE YEARS   FIVE YEARS   TOTAL    ONE YEAR    FIVE YEARS   FIVE YEARS   TOTAL
----------------------------------------------------------------------   --------------------------------------------
Receive fixed swaps:
  Notional amount          $  337       $2,348       $1,384     $4,069    $  756       $  916       $  942     $2,614
  Weighted average
    receive rate             6.56%        6.75%        6.80%      6.75%     6.84%        7.79%        6.75%      7.14%
  Weighted average pay
    rate                     5.01%        5.06%        5.04%      5.05%     5.52%        5.57%        5.89%      5.67%
Pay fixed swaps:
  Notional amount          $1,543       $4,468       $2,117     $8,128    $1,419       $3,694       $1,122     $6,235
  Weighted average
    receive rate             5.08%        5.07%        5.07%      5.07%     5.74%        5.93%        5.91%      5.89%
  Weighted average pay
    rate                     6.97%        6.45%        6.70%      6.61%     6.43%        6.89%        7.33%      6.87%
Forward contracts:
  Notional amount          $  640       $   --       $   --     $  640    $1,210       $1,282       $   --     $2,492
Interest rate caps
  purchased:
  Notional amount          $  748       $3,350       $1,300     $5,398    $  575       $3,448       $1,650     $5,673
Other interest rate
  swaps:
  Notional amount          $   --       $  339       $    9     $  348    $  445       $1,356       $1,689     $3,490
Cross-currency swaps:
  Notional amount          $  100       $   66       $   --     $  166    $1,100       $  120       $   14     $1,234
--------------------------------------------------------------------     --------------------------------------------

LIABILITY MANAGEMENT

DEPOSITS

The Corporation's primary liability products are interest-bearing deposits provided to customers in four basic areas -- international private banking, domestic private banking, institutional and retail banking. The international private banking group establishes relationships, on a worldwide basis, with high-net-worth individuals who value safety for their funds. The Corporation's domestic private banking group provides a focus on general banking and lending, trusts and estates, philanthropic advisory services, custody and investment management relationships for high-net-worth individuals. The Bank's institutional customers are pension funds, money market funds and corporate cash accounts. The Corporation has been successful in selling long-term deposits to institutional and corporate investors, thereby generating a source of long-term funds. The retail area's customers are from the New York City metropolitan area and Florida branch systems of the Bank and the California branches of RBC. RBC is a separate banking subsidiary, servicing the California market with three banking offices in California, that focuses on domestic private banking and mortgage banking. Its customers invest in a diverse mix of retail time and savings deposits of both short-term and long-term maturities.

The following table sets forth the Corporation's deposit structure at December 31, in each of the last three years.

                 (IN THOUSANDS)                       1998           1997           1996
--------------------------------------------------------------------------------------------

DOMESTIC OFFICES:
Noninterest-bearing deposits:
  Individuals, partnerships and corporations       $ 2,586,511    $ 2,390,591    $ 2,005,782
  Foreign governments and official institutions          1,910          2,301          1,756
  U.S. Government and states and political
     subdivisions                                        9,314         35,036         42,912
  Banks                                                149,457        145,962        117,857
  Certified and official checks                        135,380        125,929        127,960
--------------------------------------------------------------------------------------------
       Total noninterest-bearing deposits            2,882,572      2,699,819      2,296,267
--------------------------------------------------------------------------------------------
Interest-bearing deposits:
  Individuals, partnerships and corporations         4,935,903      5,828,033      6,093,852
  Savings and NOW accounts                           3,078,049      3,174,543      3,277,077
  Money market accounts                              2,884,052      2,888,781      2,812,222
  Banks and other                                        6,018        323,403        376,403
--------------------------------------------------------------------------------------------
       Total interest-bearing deposits              10,904,022     12,214,760     12,559,554
--------------------------------------------------------------------------------------------
       Total deposits in domestic offices           13,786,594     14,914,579     14,855,821
--------------------------------------------------------------------------------------------

FOREIGN OFFICES:
Noninterest-bearing deposits                           179,709        222,957        177,675
--------------------------------------------------------------------------------------------
Interest-bearing deposits:
  Individuals, partnerships and corporations        10,938,373     10,293,904      8,010,355
  Banks located in foreign countries                 7,283,279      6,692,620      7,784,154
  Foreign governments and official institutions      1,031,804      1,265,474        897,574
--------------------------------------------------------------------------------------------
       Total interest-bearing deposits              19,253,456     18,251,998     16,692,083
--------------------------------------------------------------------------------------------
       Total deposits in foreign offices            19,433,165     18,474,955     16,869,758
--------------------------------------------------------------------------------------------
          Total deposits                           $33,219,759    $33,389,534    $31,725,579
============================================================================================

The following table presents the maturity distribution at December 31, 1998 of certificates of deposit and other time deposits of $100,000 or more included in interest-bearing deposits in domestic offices in the previous table.

                                 CERTIFICATES OF       OTHER TIME
                                    DEPOSITS            DEPOSITS               TOTAL
                                 ---------------    -----------------    -----------------
(DOLLARS IN THOUSANDS)            AMOUNT      %       AMOUNT       %       AMOUNT       %
------------------------------------------------------------------------------------------
Due in 90 days and less          $482,794     77    $1,602,964     84    $2,085,758     82
Due in 91-180 days                 43,273      7       111,860      6       155,133      6
Due in 181-360 days                13,890      2       109,322      6       123,212      5
Due in over 360 days               88,209     14        80,421      4       168,630      7
------------------------------------------------------------------------------------------
Total                            $628,166    100    $1,904,567    100    $2,532,733    100
==========================================================================================

FOREIGN DEPOSITS

The Corporation's international private banking group generates a substantial portion of foreign deposits by establishing relationships with clients throughout the world.

Deposits from foreign sources are placed by 25,000 individuals and foreign banks from more than 80 different countries in both domestic and foreign branch offices and in foreign banking subsidiaries. This customer base is a stable source of funding for the Corporation. Total average deposits in foreign offices rose $0.6 billion, to $17.7 billion in 1998, after increasing to $17.1 billion in 1997 from $14.8 billion in 1996.

The following table presents information on the distribution, by type, of the Corporation's foreign deposits at December 31 in each of the last three years. The majority of the deposits in each category at the indicated dates were in amounts in excess of $100,000.

(IN THOUSANDS)                                        1998           1997           1996
--------------------------------------------------------------------------------------------
Foreign deposits:
  Time deposits of individuals, partnerships and
     corporations                                  $11,452,923    $10,853,584    $ 8,534,615
  Banks and other financial institutions             7,482,092      6,873,528      7,940,121
  Foreign governments and official institutions      1,034,897      1,269,209        899,742
  Other deposits                                       228,987        169,805        174,800
--------------------------------------------------------------------------------------------
       Total foreign deposits                      $20,198,899    $19,166,126    $17,549,278
============================================================================================

TRADING ACCOUNT LIABILITIES

Trading account liabilities were $3.4 billion at year end 1998, $5.3 billion at year end 1997 and $4.4 billion at year-end 1996. The decline in 1998 from 1997 reflected the Corporation's increased utilization of netting agreements with counterparties. In each of the last three years, unrealized losses represent a substantial portion of these liabilities while the unrealized gains are recorded in trading account assets. Unrealized gains and losses on forward, swap, option and other financial instruments, resulting primarily from the marking to estimated market value of trading instruments, are reported on a gross basis, except when right of set-off criteria are met.

Trading account liabilities also include the market value of securities sold that the Corporation does not own but must deliver at a future date and payables for precious metals. The Corporation seeks to benefit from favorable movements in the market price of short-sales by purchasing the required security at a lower price in the future. For additional information on trading account liabilities see Note 4 of "Notes to Consolidated Financial Statements" elsewhere in this Report.

SHORT-TERM BORROWINGS

The Corporation's short-term funding sources include federal funds purchased and securities sold under repurchase agreements, commercial paper issuances, local borrowings in overseas operations and interest-bearing precious metals deposits. From time to time, the Bank also issues short-term securities in public offerings. Average short-term borrowings declined to $8.0 billion in 1998, from $8.4 billion in 1997, compared to $6.6 billion in 1996. The decline in 1998 from 1997 was primarily due to reduced volumes of commercial paper, lower balances for RNYSC client positions as a result of permissible netting of loans and short-term borrowings previously shown gross, partially offset by increased treasury tax and loan borrowings. The increase in 1997 over 1996 reflected higher levels of other borrowings for precious metals, client positions in RNYSC and local borrowings in overseas locations. Short-term borrowings as a percentage of total interest-bearing funds were 19% in 1998, 20% in 1997 and 18% in 1996.

The Corporation's commercial paper is rated A-1 by Standard & Poor's Corporation, F1+ by Fitch IBCA Inc., P-1 by Moody's Investors Service and D-1+ by Duff & Phelps, LLC. Commercial paper proceeds are used principally to finance the current operations of RBCC and RNYSC. The Corpora-tion has $155 million of lines of credit outstanding to support its commercial paper program, for which it has authority to issue up to $2.5 billion of such borrowings.

The following table is a summary of short-term borrowings for each of the last three years. Other borrowings reflect rates paid for local borrowings in certain overseas locations.

(DOLLARS IN THOUSANDS)                                  1998          1997          1996
-------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
  repurchase agreements:
  Average interest rate:
     At year end                                           4.74%         5.31%         5.19%
     For the year                                          5.10%         5.10%         5.31%
  Average amount outstanding during the year         $2,048,848    $2,296,958    $2,517,980
  Maximum amount outstanding at any month end         3,142,604     3,246,873     4,263,640
  Amount outstanding at year end                        934,372       853,612     1,090,300
Commercial paper:
  Average interest rate:
     At year end                                           5.20%         5.53%         5.40%
     For the year                                          5.44%         5.52%         5.41%
  Average amount outstanding during the year         $  428,764    $  811,071    $  887,055
  Maximum amount outstanding at any month end           750,809     1,252,949     1,091,613
  Amount outstanding at year end                        700,483       418,911       862,347
Precious metals borrowings:
  Average interest rate:
     At year end                                           1.24%         1.87%         1.78%
     For the year                                          1.72%         2.53%         2.51%
  Average amount outstanding during the year         $1,727,610    $1,743,540    $1,375,789
  Maximum amount outstanding at any month end         2,104,218     2,090,567     1,683,926
  Amount outstanding at year end                      1,515,333     2,028,268     1,645,904
Other borrowings:
  Average interest rate:
     At year end                                           7.10%         7.61%         7.26%
     For the year                                          6.75%         6.57%         5.88%
  Average amount outstanding during the year         $3,778,141    $3,502,566    $1,782,927
  Maximum amount outstanding at any month end         8,221,639     3,411,034     1,848,290
  Amount outstanding at year end                      1,291,022     2,313,043     1,848,290
-------------------------------------------------------------------------------------------

ASSET MANAGEMENT

The management of the Corporation's assets is based on three principal criteria: creditworthiness, diversification and structural characteristics, including maturity and interest rate sensitivity. A significant portion of the Corporation's interest-earning assets are invested in U.S. Government agency securities, including mortgage-backed, and other asset-backed securities. International banking activities also comprise a substantial portion of the Corporation's business and involve factors other than the normal credit risk associated with domestic lending. In determining the creditworthiness of international borrowers, the economic, political and social conditions that affect the borrower's ability to repay obligations must be taken into account. Through country and political analysis and diversification of activities across a wide geographic distribution and within exposure limits set on a country-by-country basis, the Corporation endeavors to reduce the unique risks of extending international credit. See also the introduction to "Liability and Asset Management" earlier in this Report.

The following table sets forth the percentages of the Corporation's domestic and international assets and liabilities, based upon the location of the obligor or customer, at December 31 in each of the last three years.

                                           ASSETS                     LIABILITIES
                                  -------------------------    -------------------------
                                  DOMESTIC    INTERNATIONAL    DOMESTIC    INTERNATIONAL
----------------------------------------------------------------------------------------
1998                                75.2%         24.8%          54.6%         45.4%
1997                                77.3%         22.7%          59.6%         40.4%
1996                                71.9%         28.1%          60.8%         39.2%
----------------------------------------------------------------------------------------

The following table sets forth the Corporation's principal assets, which are primarily interest-earning, by category at year end for each of the last three years. Additional details related to maturity distribution, interest rate sensitivity and creditworthiness are provided elsewhere in this section.

                 (IN THOUSANDS)                       1998           1997           1996
--------------------------------------------------------------------------------------------
Interest-bearing deposits with banks               $ 4,218,893    $ 4,756,804    $ 5,909,195
Total investment securities                         23,166,237     25,513,818     21,175,513
Trading account assets                               3,397,110      4,510,955      4,807,788
Federal funds sold and securities purchased under
  resale agreements                                    689,335      2,169,291      2,109,109
Loans:
  Real estate                                        5,742,994      4,357,209      4,106,231
  Government and official institutions                 119,991         74,417         57,136
  Broker loans                                         707,515      1,123,209      1,091,567
  Banks and other financial institutions               750,537        954,522        864,717
  Commercial and other                               6,341,938      5,866,947      5,627,591
--------------------------------------------------------------------------------------------
  Total loans                                       13,662,975     12,376,304     11,747,242
     Less unearned income                              (14,138)       (16,563)       (25,306)
--------------------------------------------------------------------------------------------
  Loans, net of unearned income                     13,648,837     12,359,741     11,721,936
--------------------------------------------------------------------------------------------
                                                   $45,120,412    $49,310,609    $45,723,541
============================================================================================

INTEREST-BEARING DEPOSITS WITH BANKS

Interest-bearing deposits with banks are placed with major international and domestic banking organizations on a short-term basis, thereby insuring liquidity while reducing credit risk. Investments in interest-bearing deposits with banks have represented a smaller proportion of average interest-earning assets in each of the last three years amounting to approximately 9% of average interest-earning assets in 1998, 10% in 1997 and 14% in 1996, as the Corporation's funds were invested in assets yielding more favorable returns.

The following table provides information on the maturity distribution of the Corporation's interest-bearing deposits with banks at December 31, 1998.

                                                                MATURITY
                   (DOLLARS IN MILLIONS)                      DISTRIBUTION     %
---------------------------------------------------------------------------------
Due within one month                                              $2,878.1     68
Due after one but within six months                                1,062.3     25
Due after six but within twelve months                                88.9      2
Due after one year                                                   189.6      5
---------------------------------------------------------------------------------
                                                                  $4,218.9    100
=================================================================================

INVESTMENT PORTFOLIO

The Corporation's total investment securities portfolio declined $2.3 billion, or 9%, during 1998 to $23.2 billion at year end from $25.5 billion in 1997, which was a $4.3 billion increase over 1996. The changes in 1998 and 1997 were primarily in U.S. Government agency securities and other investment securities, including asset-backed investments.

The following table presents the composition of the carrying value of the Corporation's total investment securities portfolio at December 31, in each of the last three years.

                 (IN THOUSANDS)                       1998           1997           1996
--------------------------------------------------------------------------------------------
U.S. Government obligations                        $   150,752    $   281,392    $   179,533
Obligations of U.S. Government agencies             13,905,778     15,305,555     12,201,021
Obligations of U.S. states and political
  subdivisions                                         702,242        711,186        702,200
Other investment securities                          8,407,465      9,215,685      8,092,759
--------------------------------------------------------------------------------------------
                                                   $23,166,237    $25,513,818    $21,175,513
============================================================================================

Except for investment securities of the Brazilian government and its agencies, with book and market values amounting to $1.1 billion, the Corporation has no investments in any single issuer other than the U.S. Government and its agencies that represented more than 10% of total stockholders' equity at year-end 1998. The investment in Brazilian securities is before the reduction of $653 million from Brazilian constraint certificates of deposits. See "Cross-border Net Outstandings" below in this section of this Report for additional information related to Brazil.

The following tables present, by maturity distribution, the book value and estimated market value of the Corporation's portfolio of securities held to maturity and the amortized cost and the book (estimated market) value of securities available for sale, respectively at December 31, 1998. The Corporation has designated certain derivative instruments, primarily in the form of interest rate swaps, as hedges against the interest rate risks of the available for sale and held to maturity portfolios. Such derivatives are shown separately in the following tables. The swaps used to hedge the available for sale portfolio are carried on the statement of condition at their estimated market values. The weighted average yields on these instruments are presented based on their scheduled maturities. Based on year-end market conditions, mortgage-backed securities included in U.S. Government agencies held to maturity and available for sale had estimated average lives of approximately 3.6 years and 5.7 years, respectively. Such securities are subject to the risk that average lives will change as interest rates rise or fall. It is not anticipated that such changes would have a significant impact upon the Corporation's gap and net interest income. Yields on obligations of states and political subdivisions and investments in certain preferred stock issues are adjusted to a fully-taxable equivalent basis using a tax rate of 43%. Certain accounting changes may alter the

Corporation's use of derivative instruments in the management of its asset and liabilities. For additional information, see below in the section "Recent Accounting Pronouncements."

                                                            SECURITIES HELD TO MATURITY
                                                                 DECEMBER 31, 1998
                                                        ------------------------------------
                                                                      ESTIMATED     WEIGHTED
                                                           BOOK         MARKET      AVERAGE
                (DOLLARS IN THOUSANDS)                    VALUE         VALUE        YIELD
--------------------------------------------------------------------------------------------
Obligations of U.S. Government agencies:
  Mortgage-backed securities                            $6,038,181    $6,191,158        7.17%
  Derivative contracts                                          --       (62,883)
--------------------------------------------------------------------------------
                                                         6,038,181     6,128,275
--------------------------------------------------------------------------------
Obligations of U.S. states and political subdivisions:
  Due within 1 year                                          6,096         6,219       13.95%
  Due after 1 year but within 5 years                       45,999        50,161        9.98
  Due after 5 years but within 10 years                     71,451        80,919        9.75
  Due after 10 years                                       569,987       617,352        7.25
--------------------------------------------------------------------------------
                                                           693,533       754,651
--------------------------------------------------------------------------------
Total held to maturity                                  $6,731,714    $6,882,926
================================================================================

                                                    SECURITIES AVAILABLE FOR SALE
                                                          DECEMBER 31, 1998
                                               ----------------------------------------
                                                                               WEIGHTED
                                               AMORTIZED     BOOK/ESTIMATED    AVERAGE
           (DOLLARS IN THOUSANDS)                 COST        MARKET VALUE      YIELD
---------------------------------------------------------------------------------------
U.S. Government obligations:
  Due after 5 years but within 10 years       $   152,073       $   150,065        3.68%
  Due after 10 years                                  574               687        6.72
---------------------------------------------------------------------------
                                                  152,647           150,752
---------------------------------------------------------------------------
Obligations of U.S. Government agencies:
  Due within 1 year                                 7,022             7,057        4.61%
  Due after 1 year but within 5 years             124,605           141,296        6.19
  Due after 5 years but within 10 years           125,557           126,819        6.29
  Due after 10 years                            1,154,694         1,161,074        6.30
  Mortgage-backed securities                    6,487,256         6,557,956        6.80
  Derivative contracts                                 --          (126,605)
---------------------------------------------------------------------------
                                                7,899,134         7,867,597
---------------------------------------------------------------------------
Obligations of U.S. states and political
  subdivisions:
  Due after 10 years                                8,293             8,709       10.87%
---------------------------------------------------------------------------
                                                    8,293             8,709
---------------------------------------------------------------------------
Other investment securities:
  Due within 1 year                               893,203           894,282        8.05%
  Due after 1 year but within 5 years           2,553,059         2,530,401        8.43
  Due after 5 years but within 10 years         1,704,570         1,645,078        8.70
  Due after 10 years                            3,584,575         3,456,000        6.01
  Derivative contracts                                 --          (118,296)
---------------------------------------------------------------------------
                                                8,735,407         8,407,465
---------------------------------------------------------------------------
Total available for sale                      $16,795,481       $16,434,523
===========================================================================

The following table presents, by type, the amortized cost and the book (estimated market) value of the Corporation's other investment securities, all of which are classified as available for sale.

                                                          OTHER SECURITIES AVAILABLE FOR
                                                                       SALE
                                                                DECEMBER 31, 1998
                                                         --------------------------------
                                                         AMORTIZED         BOOK/ESTIMATED
                    (IN THOUSANDS)                          COST            MARKET VALUE
-----------------------------------------------------------------------------------------
Bonds, debentures and other securities of:
  Foreign banks                                         $1,058,815           $1,058,502
  Foreign governments and government agencies            2,587,848            2,362,724
  Foreign companies                                        292,123              299,950
  Domestic companies                                       489,061              502,362
  U.S. financial organizations                             559,389              552,045
  Federal Reserve Bank stock                                62,856               62,856
  Other, asset-backed securities                         3,685,315            3,687,322
  Derivative contracts                                          --             (118,296)
-----------------------------------------------------------------------------------------
Total other investment securities                       $8,735,407           $8,407,465
=========================================================================================

TRADING ACCOUNT ASSETS

Trading account assets consist of securities of the U.S. Government, foreign governments, restructuring countries, emerging markets issuers and corporations. Such securities are carried at their estimated market value with the resultant gains and losses recorded as trading account profits and commissions. Trading account assets also include unrealized gains related to interest rate swaps, options and other derivative financial instruments, and related premiums paid, that are utilized in trading activities and an allowance for trading credit losses. For additional information related to the potential risks associated with trading activities, and the Corporation's management of those risks, see "Risk Management and Control-Credit Risk" below in this section of this Report. For additional information on the composition of and the income earned on trading account assets see Note 4 of Notes to Consolidated Financial Statements.

LOAN PORTFOLIO

The following table sets forth the composition of the Corporation's domestic and foreign loan portfolios at December 31 in each of the past five years.

       (IN THOUSANDS)            1998          1997          1996          1995         1994
-----------------------------------------------------------------------------------------------
Domestic:
  Real estate-residential
     mortgage                 $ 3,410,013   $ 2,228,844   $ 1,832,850   $1,171,158   $1,245,500
  Real estate-commercial        2,152,205     1,962,702     2,116,627    1,791,693    1,813,878
  Banks and other financial
     institutions                   4,818        54,753        45,112       28,291       83,010
  Broker loans                    703,172     1,116,880     1,051,472    1,086,530      559,019
  Commercial and industrial     2,325,112     1,999,427     1,855,251    2,004,783    2,242,124
  Individuals                     330,569       266,703       200,607      389,520      106,195
  All other                       715,857       571,375       400,705      187,360       11,810
-----------------------------------------------------------------------------------------------
                                9,641,746     8,200,684     7,502,624    6,659,335    6,061,536
-----------------------------------------------------------------------------------------------
Foreign:
  Broker loans                      4,343         6,329        40,095       27,936       23,762
  Government and government
     agencies                     119,991        74,417        57,136       80,038       89,625
  Banks and other financial
     institutions                 745,719       899,769       819,605      391,153      297,801
  Commercial and all other      3,151,176     3,195,105     3,327,782    2,720,486    2,487,875
-----------------------------------------------------------------------------------------------
                                4,021,229     4,175,620     4,244,618    3,219,613    2,899,063
-----------------------------------------------------------------------------------------------
Total loans                    13,662,975    12,376,304    11,747,242    9,878,948    8,960,599
  Less unearned income            (14,138)      (16,563)      (25,306)     (34,988)     (47,109)
-----------------------------------------------------------------------------------------------
Loans, net of unearned
  income                      $13,648,837   $12,359,741   $11,721,936   $9,843,960   $8,913,490
===============================================================================================

Average loans in domestic offices increased to $9.7 billion in 1998 from $9.0 billion in 1997, primarily due to growth in the mortgage and commercial lending areas. The domestic office loan portfolio has represented approximately 20% of average interest-earning assets in each of the last three years. At year end 1998, the domestic loan portfolio consisted of $3.4 billion of one-to-four family residential mortgages and $2.2 billion of commercial real estate loans. Average loans in foreign offices were $3.9 billion in 1998, a decline of $0.7 billion from $4.6 billion in 1997, which rose $0.9 billion from 1996. See "Risk Management and Control -- Credit Risk" below in this section of this Report.

The following tables present loan portfolio information, excluding consumer loans and residential mortgage loans totaling $3.6 billion, related to maturity distribution and interest rate sensitivity, based on scheduled repayments at December 31, 1998.

                                               DUE AFTER ONE
                                DUE IN ONE     YEAR THROUGH     DUE AFTER
       (IN THOUSANDS)          YEAR OR LESS     FIVE YEARS      FIVE YEARS       TOTAL
-----------------------------------------------------------------------------------------
Domestic:
  Commercial and other           $2,760,614         $439,247   $   45,862     $ 3,245,723
  Real estate-commercial             90,333          820,502    1,241,370       2,152,205
  Banks and other financial
     institutions                     1,974            2,844           --           4,818
  Broker loans                      667,709           35,463           --         703,172
-----------------------------------------------------------------------------------------
       Total domestic loans       3,520,630        1,298,056    1,287,232       6,105,918
-----------------------------------------------------------------------------------------
Foreign:
  Commercial and other            2,631,515          312,357       25,301       2,969,173
  Real estate-commercial             85,153           32,294          118         117,565
  Banks and other financial
     institutions                   632,467          102,547       10,705         745,719
  Governments and government
     agencies                         7,685          108,025        4,281         119,991
  Broker loans                        4,343               --           --           4,343
-----------------------------------------------------------------------------------------
       Total foreign loans        3,361,163          555,223       40,405       3,956,791
-----------------------------------------------------------------------------------------
       Total loans               $6,881,793       $1,853,279   $1,327,637     $10,062,709
=========================================================================================

At December 31, 1998, 68% of the loan portfolio presented above was due in one year or less. Of the total loan portfolio due in one year or less at year end 1998, 51% were domestic loans and 49% were foreign loans.

The following table is an analysis, at December 31, 1998, of loans due after one year which have fixed interest rates and those with interest rates that vary directly in relation to the Corporation's reference rate, an international money market rate or some other similar variable base rate. Loans with variable rates amounting to approximately $843 million are due after one year.

                (IN THOUSANDS)                   FIXED RATE    VARIABLE RATE      TOTAL
------------------------------------------------------------------------------------------
Loans due after one year:
  Domestic loans                                 $2,183,254         $402,034    $2,585,288
  Foreign loans                                     154,476          441,152       595,628
------------------------------------------------------------------------------------------
                                                 $2,337,730         $843,186    $3,180,916
==========================================================================================

AGGREGATE ALLOWANCE FOR CREDIT LOSSES

The Corporation's policy is to maintain an aggregate allowance for credit losses that is adequate to absorb any inherent credit losses in the portfolio. Inherent losses are unconfirmed losses that probably exist, based upon known information regarding the credit quality and portfolio characteristics prevailing as of the date of the evaluation. If future events confirm these losses, these amounts will be charged off against the aggregate allowance for credit losses.

In the second quarter of 1997, the Corporation changed its method of reporting the allowance for credit losses to be consistent with revised industry practice. The allowance for credit losses applicable to trading assets and off-balance-sheet extensions of credit amounting to $27 million was reclassified to their respective allowances, but not for periods prior to 1997. The aggregate allowance for credit losses consists of the allowance for credit losses which is presented on the statement of condition with loans, net of unearned income, the allowance for trading credit losses which is a reduction of trading account assets and the allowance for off-balance-sheet extensions of credit which is included in other liabilities.

The following table presents the components of the Corporation's aggregate allowance for credit losses at December 31, in each of the last three years.

                       (IN THOUSANDS)                           1998       1997       1996
--------------------------------------------------------------------------------------------
Aggregate allowance for credit losses:
  Credit losses                                               $293,952   $326,481   $350,358
  Trading accounts                                              13,516     17,000         --
  Off balance-sheet credit commitments                           5,818     10,000         --
--------------------------------------------------------------------------------------------
                                                              $313,286   $353,481   $350,358
============================================================================================

The Corporation performs a comprehensive quarterly analysis of the various factors that affect the collectibility of its loan portfolio. The process is complex and includes several different analyses of credit exposures. Management analyzes the loan portfolio by element, namely real estate, commercial and industrial, other and cross-border exposure, and further analyzes them by three main components: individually significant loans, homogeneous groups or pools of loans and other segmentations of the portfolio into pools of loans with similar characteristics such as risk classification, type of loan, industry group, collateral, size and maturity and country risk.

A migration analysis of the loan portfolio is used to calculate historic loss rates for loans with similar characteristics. These loss rates are updated quarterly and are based upon the loss experience incurred over varying periods in each case exceeding five years. While these historic loss rates provide a starting point for the Corporation's analysis, historic losses are not by themselves a sufficient basis to determine the appropriate level of the aggregate allowance for credit losses. The rate selected for use in the quarterly analysis may differ from the calculated historical loss rate as the historical rate may be adjusted upward or downward to reflect current business and economic trends and other factors, which are likely to cause the current portfolio to differ from historical experience. The Corporation's allowance also reflects consideration for imprecision in the estimates of expected losses.

The individually significant loans represent larger, more problematic loans which are individually assessed as to collectibility. For homogeneous portfolios, principally the consumer retail portfolio, the Corporation utilizes the prior year's loss experience to estimate an amount necessary to provide for the upcoming twelve months of expected losses. For the other segments of the portfolio, historical loss rates are calculated for loans with similar characteristics. These loss rates are updated quarterly and are based upon the loss experience over varying periods in each case exceeding five years.

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

When a loan, other than a well-secured residential mortgage loan, is classified as non-accrual, any unpaid interest is reversed against current income except where the loan is well collateralized and it is anticipated that all unpaid interest will be collected. The loan remains in a non-accrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal and interest on a non-accrual loan are brought current, if in management's opinion future payments are questionable, the loan remains classified as non-accrual. Subsequent payments of either interest or principal received on a partially charged-off non-accrual or restructured loan are first applied to any remaining balance outstanding, until the loan is reduced to its net realizable value, then to recoveries and finally to income. Interest is included in income thereafter only to the extent received in cash.

Factored trade accounts receivable that are 90 days past due remain on an accrual basis because the past due interest usually will be charged to and collected from the factoring client.

The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. The Corporation charges off any consumer installment loan which is 90 days past due.

Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy or when foreclosure proceedings are instituted, at which time the loan ceases to accrue interest. Any accrued interest receivable remains in interest income as an obligation of the borrower.

The following table presents data related to the aggregate allowance for credit losses (which consists of the allowance for credit losses, the allowance for trading credit losses and the allowance for off-balance-sheet credit commitments) and net charge-offs for each of the years in the five-year period ended December 31, 1998.

         (IN THOUSANDS)             1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------
Balance at beginning of year      $353,481    $350,358    $300,593    $319,220    $311,855
Charge-offs:
  Domestic:
     Commercial and industrial      14,176      14,389      26,911      35,315      14,287
     Installment loans to
       individuals                   4,568       3,994       3,894       2,825       1,730
     Secured by real estate            318       2,892       8,068       9,995      11,183
  Foreign                           57,208       8,667       4,165       3,356      17,355
------------------------------------------------------------------------------------------
       Total charge-offs            76,270      29,942      43,038      51,491      44,555
------------------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial       4,455       4,564       6,445       5,165       6,201
     Installment loans to
       individuals                   1,160         933       1,311         599         724
     Secured by real estate            189       3,134       2,401       5,217       6,663
  Foreign                           22,217      10,020       7,886       9,234      19,538
------------------------------------------------------------------------------------------
       Total recoveries             28,021      18,651      18,043      20,215      33,126
------------------------------------------------------------------------------------------
  Net charge-offs                  (48,249)    (11,291)    (24,995)    (31,276)    (11,429)
  Provision for credit losses        8,000      16,000      32,000      12,000      19,000
  Allowance of acquired
     companies                          --          --      42,579          --          --
  Translation adjustment                54      (1,586)        181         649        (206)
------------------------------------------------------------------------------------------
Balance at end of year            $313,286    $353,481    $350,358    $300,593    $319,220
==========================================================================================

The allowance for credit losses was $294.0 million at year-end 1998, compared with $326.5 million at year-end 1997. The aggregate decline resulted from a reduction in the allowance allocated to domestic loans which was caused by an increase in residential real estate lending, which has a lower historical risk profile, continued favorable loss experience for domestic loans and reduced non-accrual and classified loans. The allowance allocated to foreign loans remained substantially unchanged as foreign net charge-offs were approximately $27.4 million (primarily Russian counterparties) and the allocated provision for foreign loans was $33.0 million for 1998. The assessed risk profile of the foreign loan portfolio at year-end 1998 was in management's judgment comparable to that assessed at year-end 1997.

The allowance for trading credit losses was $13.5 million at year-end 1998, compared to $17 million at year-end 1997. The decrease was primarily due to $3.5 million of net charge-offs during 1998 related to foreign counterparties. In 1996, this allowance was included in the allowance for credit losses. See "Results of Operations -- Other Operating Income (Loss) -- Trading Account Profits and Commissions" elsewhere in this Report for a discussion of reduced trading account activities in 1998. Management periodically reviews the trading allowance including the related counterparty credit risk and has concluded that the trading allowance is adequate and reasonable in comparison to the counterparty credit risk of its trading portfolio at year-end 1998 and 1997.

The allowance for off-balance-sheet credit commitments was $5.8 million at year-end 1998, compared to $10 million at year-end 1997. The decrease was primarily due to net charge-offs of $4.2 million during 1998 related to Russian counterparties. In 1996, this allowance was included in the allowance for credit losses. Management periodically reviews the allowance for off-balance-sheet commitments including the related counterparty credit risk and has concluded that the allowance is adequate and reasonable in comparison to the counterparty credit risk of its off-balance-sheet exposures at year-end 1998 and 1997.

The aggregate provision for credit losses was $8 million in 1998 and $16 million in 1997, all of which was applied to the allowance for credit losses. The $8 million provision in 1998 reflects a $33 million provision for increased risk associated with foreign loans and a reduction in the allowance for domestic loans due to the reduced risk profile of the domestic portfolio primarily due to an increase in residential real estate lending, continued favorable loss experience for domestic loans and reduced domestic non-accrual and classified loans. The 1997 aggregate provision declined $16 million from 1996, as the level of non-performing loans and net charge-offs each declined in 1997 when compared to 1996.

The provision for credit losses increased to $32 million in 1996 from $12 million in 1995. The increase in the provision in 1996 resulted from management's decision to increase the provision for credit losses in 1996 by $20 million which was appropriate in the context of increased foreign exposures.

The provision for credit losses declined slightly to $12 million in 1995 from $19 million in 1994. The economic improvement in domestic and foreign markets during 1994, continued into 1995. However, in 1995, a weakening in the domestic chain store sector contributed to higher levels of domestic charge-offs that were partially offset by recoveries from foreign debtors in foreign restructuring countries.

The following table presents loan data and ratios related to net charge-offs for each of the years in the five-year period ended December 31, 1998.

         (DOLLARS IN MILLIONS)             1998       1997       1996       1995      1994
-------------------------------------------------------------------------------------------
Loans:
  Loans outstanding, net of unearned
     income, at end of year               $13,649    $12,360    $11,722    $9,844    $8,913
  Average loans outstanding, net of
     unearned income, during the year     $13,576    $13,541    $11,980    $9,528    $9,894
Ratios:
  Allowance for credit losses to loans
     outstanding, net of unearned
     income, at end of year                  2.15%      2.64%      2.99%     3.05%     3.58%
  Net charge-offs to average loans
     outstanding, net of unearned income
     during the year                          .30%       .08%       .21%      .33%      .12%
  Net charge-off coverage(1)                 8.48x     57.77x     24.91x    13.11x    44.74x
-------------------------------------------------------------------------------------------

(1) Calculated by dividing net charge-offs into income before income taxes plus the provision for credit losses.

In 1998, the Corporation had net loan charge-offs of $25.6 million related to its Russian loan portfolio which resulted in the increase in the ratio of net charge-offs to average loans outstanding during the year and the decline in the net charge-off coverage ratio when compared to 1997.

The following table presents information related to the Corporation's non-accrual loans and other non-performing assets at December 31, in each of the last five years.

          (IN THOUSANDS)              1998        1997        1996       1995       1994
------------------------------------------------------------------------------------------
Non-accrual loans:
  Domestic                           $73,257    $ 84,094    $ 94,137    $49,311    $43,392
  Foreign                              7,597       9,727      10,956     18,561     14,734
------------------------------------------------------------------------------------------
       Total non-accrual loans        80,854      93,821     105,093     67,872     58,126
------------------------------------------------------------------------------------------
Other assets and real estate owned    12,297      18,847      36,278     31,329     23,479
------------------------------------------------------------------------------------------
       Total non-accrual loans and
          other non-performing
          assets                     $93,151    $112,668    $141,371    $99,201    $81,605
==========================================================================================

The above table excludes restructured performing loans which amounted to $0.6 million in 1998, $0.7 million in 1997, $35.0 million in 1996, $14.4 million in 1995 and $28.3 million in 1994. Also excluded from the above table are loans 90 days past due and still on accrual status, primarily residential mortgage loans, which amounted to $17.0 million at year-end 1998, $11.5 million at year-end 1997, $20.1 million at year-end 1996, $6.3 million at year-end 1995 and $9.6 million at year-end 1994. The increase in past due and accruing residential mortgage loans in 1996 from prior years was due to those acquired from Brooklyn Bancorp, Inc. ("BBI").

At December 31, in each of the last five years, the Corporation's allowance for credit losses represented approximately 361% in 1998, 345% in 1997, 250% in 1996, 365% in 1995 and 369% in 1994, of total non-accrual and restructured loans. The decline in the coverage from 1995 to 1996 is primarily associated with non-performing loans acquired from BBI in 1996. The coverage of the allowance for credit losses to non-accrual and restructured loans is only one subjective measure of the adequacy of the allowance for credit losses that management utilizes.

Non-accrual domestic loans declined $10.8 million in 1998 from 1997, primarily due to a reduction in non-accrual real estate loans. Non-accrual domestic loans declined $10.0 million to $84.1 million at year end 1997 after increasing to $94.1 million in 1996 from $49.3 million in 1995. The 1996 increase was attributable primarily to the non-accrual loans acquired in the BBI transaction. The change in non-accrual loans between 1995 and the prior year resulted primarily from increased non-accrual loans in the chain store sector and reductions in the commercial real estate portfolio that were charged off or transferred to the other real estate owned classification.

In order to comply with certain regulatory reporting requirements, management has prepared the following allocation of the Corporation's allowance for credit losses among various categories of the loan portfolio for each of the years in the five-year period ended December 31, 1998. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. In addition, by presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance has been precisely determined from such allocation.

Reclassifications have been made for years prior to 1998 to conform those periods to the current classifications. In 1998, the allocations of the allowance for extensions of credit to banks and securities brokers were reclassified to commercial and industrial loans from other loans. All prior periods presented have been reclassified to reflect this change. The migration analysis of the loan portfolio was utilized in years prior to 1998 for various broad industry categories for all domestic loans (excluding consumer loans) and only for foreign loans in the aggregate. As this analysis has become more refined, it has now been applied to all foreign loans for the years prior to 1998 and appropriate reclassifications have been made to prior years.

                                                            DECEMBER 31, 1998
                               ---------------------------------------------------------------------------
                                                     ALLOCATION OF THE ALLOWANCE FOR
                                                        CREDIT LOSSES BY CATEGORY
                               ---------------------------------------------------------------------------
                                      DOMESTIC                   FOREIGN                    TOTAL
                               -----------------------   -----------------------   -----------------------
                               % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED
   (DOLLARS IN THOUSANDS)      OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE
----------------------------------------------------------------------------------------------------------
Real estate loans                       41    $ 60,000             1    $  5,000            42    $ 65,000
Commercial and industrial
  loans                                 22      60,000            22      85,000            44     145,000
Other loans                              8      40,000             6      20,000            14      60,000
Unallocated                             --      11,982            --      11,970            --      23,952
----------------------------------------------------------------------------------------------------------
      Total                             71    $171,982            29    $121,970           100    $293,952
==========================================================================================================

                                                            DECEMBER 31, 1997
                               ---------------------------------------------------------------------------
                                                     ALLOCATION OF THE ALLOWANCE FOR
                                                        CREDIT LOSSES BY CATEGORY
                               ---------------------------------------------------------------------------
                                      DOMESTIC                   FOREIGN                    TOTAL
                               -----------------------   -----------------------   -----------------------
                               % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED
   (DOLLARS IN THOUSANDS)      OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE
----------------------------------------------------------------------------------------------------------
Real estate loans                       34    $ 75,000             1    $  5,000            35    $ 80,000
Commercial and industrial
  loans                                 25      90,000            27      70,000            52     160,000
Other loans                              7      30,000             6      15,000            13      45,000
Unallocated                             --      15,240            --      26,241            --      41,481
----------------------------------------------------------------------------------------------------------
      Total                             66    $210,240            34    $116,241           100    $326,481
==========================================================================================================

                                                            DECEMBER 31, 1996
                               ---------------------------------------------------------------------------
                                                     ALLOCATION OF THE ALLOWANCE FOR
                                                        CREDIT LOSSES BY CATEGORY
                               ---------------------------------------------------------------------------
                                      DOMESTIC                   FOREIGN                    TOTAL
                               -----------------------   -----------------------   -----------------------
                               % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED
   (DOLLARS IN THOUSANDS)      OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE
----------------------------------------------------------------------------------------------------------
Real estate loans                       34    $ 85,000             1    $  5,000            35    $ 90,000
Commercial and industrial
  loans                                 25      85,000            28      65,000            53     150,000
Other loans                              5      25,000             7      15,000            12      40,000
Unallocated                             --      17,594            --      52,764            --      70,358
----------------------------------------------------------------------------------------------------------
      Total                             64    $212,594            36    $137,764           100    $350,358
==========================================================================================================

                                                            DECEMBER 31, 1995
                               ---------------------------------------------------------------------------
                                                     ALLOCATION OF THE ALLOWANCE FOR
                                                        CREDIT LOSSES BY CATEGORY
                               ---------------------------------------------------------------------------
                                      DOMESTIC                   FOREIGN                    TOTAL
                               -----------------------   -----------------------   -----------------------
                               % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED
   (DOLLARS IN THOUSANDS)      OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE
----------------------------------------------------------------------------------------------------------
Real estate loans                       30    $ 55,000             2    $ 10,000            32    $ 65,000
Commercial and industrial
  loans                                 31     100,000            26      50,000            57     150,000
Other loans                              6      25,000             5      10,000            11      35,000
Unallocated                             --      18,733            --      31,860            --      50,593
----------------------------------------------------------------------------------------------------------
      Total                             67    $198,733            33    $101,860           100    $300,593
==========================================================================================================

                                                            DECEMBER 31, 1994
                               ---------------------------------------------------------------------------
                                                     ALLOCATION OF THE ALLOWANCE FOR
                                                        CREDIT LOSSES BY CATEGORY
                               ---------------------------------------------------------------------------
                                      DOMESTIC                   FOREIGN                    TOTAL
                               -----------------------   -----------------------   -----------------------
                               % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED   % OF LOANS    ALLOCATED
   (DOLLARS IN THOUSANDS)      OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE   OUTSTANDING   ALLOWANCE
----------------------------------------------------------------------------------------------------------
Real estate loans                       34    $ 65,000             2    $ 10,000            36    $ 75,000
Commercial and industrial
  loans                                 32      85,000            23      50,000            55     135,000
Other loans                              1       5,000             8      20,000             9      25,000
Unallocated                             --      36,887            --      47,333            --      84,220
----------------------------------------------------------------------------------------------------------
      Total                             67    $191,887            33    $127,333           100    $319,220
==========================================================================================================

In the first quarter of 1998, at the suggestion of the Corporation's primary banking regulator, the allocation of the allowance for credit losses for foreign obligors was modified to include general country risk. The Corporation reviewed its migration analysis and continued favorable loss experience which resulted in a reduction in the allocation applicable to unclassified domestic loans. This adjustment caused the decline in the allocated allowance for domestic real estate and commercial and industrial loans in 1998 when compared to 1997.

In the second quarter of 1997, the allowance for credit losses applicable to trading assets and off-balance-sheet extensions of credit amounting to $27 million was reclassified to their respective allowances. This reclassification was the primary reason for the decline in the unallocated portion of the allowance between 1996 and 1997.

The increase in the domestic allocated allowance for real estate loans in 1996 when compared to 1995 was attributable to the acquisition of BBI in 1996 and its real estate portfolio and allowance for credit losses. The increase in the allocated allowance for foreign loans in 1996 when compared to 1995 was attributable to the provision for credit losses for foreign loans in 1996 due to the growth in the foreign loan portfolio of approximately 32% in 1996 over 1995.

After an allowance has been established for the loan categories, management determines an unallocated portion of the allowance for credit losses, which is attributable to factors that cannot be associated with a specific loan or portfolio segment. These factors include general economic conditions, recognition of specific regional and international geographic concerns, trends in portfolio composition and information risk.

CROSS-BORDER NET OUTSTANDINGS

The following tables present total cross-border net outstandings in accordance with Federal Financial Institutions Examination Council ("FFIEC") guidelines. Cross-border net outstandings are amounts payable to the Corporation by residents of foreign countries regardless of the currency of the claim and local country claims in excess of local country obligations. Excluded from cross-border outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposits issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as "constraint certificates of deposits"); and cross-border claims that are guaranteed by cash or other external liquid collateral. At December 31, 1998, the Corporation's cross-border net outstandings excluded $653 million of Brazilian assets funded by constraint certificates of deposits. In 1996, cross-border net outstandings included those denominated in dollars and other non-local currencies as well as local currency outstandings in excess of local currency liabilities.

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities held to maturity, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Countries where such outstandings exceeded 1.0% of consolidated total assets, at December 31, of $50.4 billion in 1998, $55.6 billion in 1997 and $52.3 billion in 1996, were as follows:

                        BANKS AND       GOVERNMENT
                          OTHER            AND             COMMERCIAL
                        FINANCIAL        OFFICIAL              AND
    (IN MILLIONS)      INSTITUTIONS    INSTITUTIONS    INDUSTRIAL(1)(2)(3)     1998      1997      1996
--------------------------------------------------------------------------------------------------------
Germany                   $1,206           $ 18              $   78           $1,302    $1,222    $  831
Luxembourg(2)                116              1                 853              970       994     1,219
Brazil(3)                     19            282                 419              720       824       799
France                       171            449                  75              695     1,075     1,060
United Kingdom               432              2                 192              626       846     1,080
Switzerland                  537             21                  19              577       611        --
--------------------------------------------------------------------------------------------------------
                          $2,481           $773              $1,636           $4,890    $5,572    $4,989
========================================================================================================

(1) Includes excess of local country claims over local country obligations.

(2) Included in commercial and industrial in 1998 is $850 million which represents the Corporation's investment in Safra Republic. Such investment amounted to $864 million in 1997 and $806 million in 1996.

(3) Included in Brazil in commercial and industrial are investment securities, reflecting local country claims over local country obligations, which are issued by the Brazilian government and official institutions.

Other countries with cross-border net outstandings that exceeded 1.0% of consolidated total assets at year end 1997 were: Canada with $705 million and Japan with $679 million and at year end 1996, Australia with $565 million, Canada with $970 million, Japan with $2,016 million and the Netherlands with $689 million.

At December 31, in each of the last three years, countries with cross-border net outstandings representing between 0.75% and 1.0% of consolidated total assets were: Canada with $381 million and the Netherlands with $414 million in 1998; Australia with $523 million, Italy with $513 million, Russia with $429 million and Singapore with $488 million in 1997; and Singapore with $465 million in 1996.

BRAZIL

During 1998, 1997 and 1996, the Corporation invested in the local Brazilian financial markets, principally short-term floating rate Brazilian Central Bank and Treasury debt issuances, as well as short-term certificates of deposits issued by prime Brazilian banks. When necessary, the Corporation utilized interest rate and foreign currency futures to hedge its local currency position against short-term changes. At December 31, 1998, total cross-border net outstandings in Brazil investments amounted to approximately $720 million, net of $653 million of constraint certificates of deposits, or 1.43% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1998, consisted of approximately $282 million to the public sector, $19 million to the private bank sector and $419 million principally comprised of securities issued locally in Brazil by government and official institutions. At December 31, 1997, total cross-border net outstandings in Brazil investments amounted to approximately $824 million, or 1.48% of total assets, all of which are on a performing basis. Cross-border net outstandings in Brazil at December 31, 1997, consisted of approximately $608 million to the public sector, $51 million to the private bank sector and $165 million to the private non-bank sector. At December 31, 1996, total cross-border net outstandings in Brazil investments amounted to approximately $799 million, or 1.53% of total assets, all of which were on a performing basis. Cross-border net outstandings in Brazil at December 31, 1996 consisted of approximately $734 million to the public sector, $10 million to the private bank sector and $55 million to the private non-bank sector.

The following table presents an analysis of the changes in aggregate Brazilian cross-border net outstandings discussed above.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
(IN MILLIONS)                                                  1998      1997    1996
-------------------------------------------------------------------------------------
Aggregate outstandings at beginning of year                   $   824    $799    $681
Purchases of Brazilian Government securities and bank
  placements and increases in net local country claims          1,696     936     679
Brazilian constraint certificates of deposits issued and
  outstanding to third parties                                   (653)     --      --
Sales of Brazilian Government securities and repayments at
  maturity, and reduction of local country claims              (1,214)   (925)   (543)
Other changes:
  Loans                                                            64      --      --
  Interest income accrued                                          62      80      81
  Collections of accrued interest                                 (59)    (66)    (99)
-------------------------------------------------------------------------------------
Aggregate outstandings at end of year                         $   720    $824    $799
=====================================================================================

                          RISK MANAGEMENT AND CONTROL

In order to reduce uncertainty as to the level of future earnings and its book value, the Corporation manages several types of risks, among them credit and market risks. The Corporation seeks to control these risks by diversifying its exposures and activities among many instruments, markets, clients and geographic regions and by limiting its positions in various instruments and investments. One technique which the Corporation utilizes to achieve this goal is to enter into interest rate contracts, including swaps, caps and collars and currency swaps, each of which is designed to protect against interest rate or currency fluctuations.

The processes and procedures by which the Corporation manages its risk profile continually evolve as the Corporation's business activities change in response to market and product developments. The Corporation routinely reviews its procedures in order to ensure that they are comprehensive with respect to all major risks and that a consistent approach is followed throughout the organization.

To enhance the environment for the Corporation's risk management activities and to assist in decision making, significant investments have been made in the training of personnel and in the development of information technology. Proprietary analytical trading systems have been developed for the Corporation's existing and future business. This control environment is subject to periodic review by management, internal auditors and regulators.

The Risk Assessment Committee of the Corporation's Board of Directors oversees the identification, measurement and limitation of the market risks relating to all trading activities of, and products offered by, the Corporation. This committee's activities include review of risk management methodologies employed by management. The committee is supported by the global risk assessment group (the "GRA"), whose task is to develop and implement risk quantification and reporting mechanisms. During 1999, this group will continue to expand the scope of its activities.

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

Management's objective in establishing lending and investment standards is to minimize the risk of loss. In the case of foreign investments and loans, management emphasizes investments and loans to, or with guarantees of, governments, government agencies or banks. The credit review department provides an independent evaluation of the Corporation's credit exposures and assures ongoing credit quality by reviewing individual credits and concentrations, with a focus on operating units where risk is at a higher level, and monitoring of corrective action where necessary. Additionally, the credit review department evaluates adherence to laws and regulations and to policies and established criteria as stated in the Corporation's Credit Policy Manual to assure compliance with such standards. The credit review department also periodically prepares portfolio summaries for review by executive management and the Board of Directors. These reports are then submitted for consideration to certain members of executive management who determine the amount of loans to be charged off. The Executive Credit Committee subsequently reviews the loans to be charged off and ratifies executive management's decision. Rules and formulae relative to the adequacy of the allowance, although useful as guidelines to management, are not final determinants. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged off. Consistent with its policy of maintaining an adequate allowance for credit losses, management generally charges off a loan, or a portion thereof, when a loss is probable.

MARKET RISK

Market risk is the possibility of a decline in value of the Corporation's assets (net of hedges) acquired in the course of its trading activities and asset/liability management. To manage market risk, the Corporation establishes limits for interest rate, foreign currency and other market exposures. An important tool in monitoring exposures and establishing limits for substantially all products offered is the estimation, under a range of assumptions, of the potential loss of current and future earnings on existing positions within the markets being measured.

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

On- and Off-Balance-Sheet Market Risk Sensitivity

One of the Corporation's most significant risks in its investing, lending and borrowing activities is U.S. interest rate fluctuations. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differs from its interest-bearing liabilities. As part of the process of managing this risk, while at the same time seeking to maximize the level of net interest income generated, the Corporation may modify the asset/liability mix of its cash instruments or use derivatives to adjust the interest rate characteristics of specific on-balance-sheet assets and liabilities.

Based on the Corporation's asset and liability positions, including associated off-balance-sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the base yield curve at December 31, 1998 and 1997, and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income. This simulation included estimating the values of all fixed rate financial instruments with maturities of more than six months and then re-pricing them with interest rates adjusted for the 10% upward yield curve shift. The optionality on instruments such as mortgage-backed securities and the mortgage loan portfolio was taken into account by the internal model. Interest bearing liabilities without a stated maturity, primarily savings deposits and demand deposits amounting to approximately $5.6 billion in both 1998 and 1997 were assumed to have no change in value under the simulation. Variable rate assets and liabilities were not considered to be price sensitive and their values were also assumed to have no change under the simulation.

Based on the results of this simulation, the Corporation estimates that the change in interest rates noted above would reduce the value of net financial assets by approximately $131 million for 1998 and $258 million for 1997 and that net interest income would increase by approximately $20 million and decline by approximately $17 million over the next twelve months from year ends 1998 and 1997, respectively. The changes in 1998, when compared to 1997, are due to the Corporation being somewhat less sensitive to a rise in interest rates due in large part to the shortening in duration of the mortgage-back securities portfolio.

All of the above assumptions are based upon the Corporation's asset and liability mix as of December 31, 1998 and 1997. The Corporation believes that the information presented above provides a quantification of its exposure to interest rate sensitivity as of the date presented under the scenario described. The Corporation continuously monitors its exposure to interest rate sensitivity, and actual changes in interest rates, economic conditions, and the credit quality of its portfolio could lead to results that differ from those presented.

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

VaR attempts to capture the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically five days) and given a certain confidence level (99%). It involves historical simulation of the change in value of the portfolios based upon scenarios that reflect actual movements in the various market variables covering each risk asset class dating back more than one year. The correlation between different markets and risk factors is implicitly captured in the historical scenarios.

A VaR report, broken down by trading business and consolidated for all trading activities, is distributed daily to management. To measure the accuracy of the VaR model, the daily VaR is compared to the actual results from trading activities. The results of this comparison for the year ended December 31, 1998, was consistent with statistical expectations.

The VaR model incorporates estimates of the specific risks associated with certain securities traded by the Corporation. One element of specific risk is spread risk on sovereign and corporate debt, modeled through historical simulation of the relevant portfolios to past observed changes in spreads of U.S. treasury securities. Specific risk models are continually tested, to alert the GRA immediately as to any shift in their relevance.

Finally, a three, four and five standard deviation stress test with a one-day time horizon is performed biweekly on the global markets. Each variable is stressed up and down while leaving the others unchanged. A partial profit and loss resulting from the worst of the two runs is generated for each variable. The results are summed across all variables yielding the stressed exposure. The stressing process illustrates unusually large market movements occurring simultaneously, without the benefit of combining the parameters. The diversification of the Corporation's trading portfolios serves to reduce the impact, if any, of any such large market movements.

The following tables present the calculated VaR amounts based on stress projections given a 99% confidence level across all global trading positions, for the periods indicated for 1998 and the VaR components by risk category at December 31, 1998 and 1997, after considering correlation.

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1998
                                                         -----------------------------
(IN MILLIONS)                                            AVERAGE    MINIMUM    MAXIMUM
--------------------------------------------------------------------------------------
First quarter                                              $10.6      $ 6.2      $16.0
Second quarter                                              11.6        9.8       17.4
Third quarter                                               13.9       11.4       16.0
Fourth quarter                                               5.3        3.3        8.9
Average for the year                                       $10.3      $ 7.7      $14.6
======================================================================================

                                                               1-DAY VAR AT
                                                               DECEMBER 31,
                                                              --------------
                       (IN MILLIONS)                          1998     1997
----------------------------------------------------------------------------
RISK ASSET CLASS:
Foreign exchange                                              $ 0.5    $ 2.0
Interest rate                                                   3.8      6.6
Commodity                                                       1.5      0.7
Equity                                                           --      0.1
Optionality                                                     1.3      4.4
Correlation effects                                            (2.9)    (1.8)
----------------------------------------------------------------------------
                                                              $ 4.2    $12.0
============================================================================

During the fourth quarter of 1998, the Corporation focused on reducing its positions across the board, as a result of the Russian crisis and the illiquid market conditions. Special emphasis was given to reducing the derivative book to core positions only.

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

CAPITAL TRANSACTIONS

On June 1, 1998, a 100-percent stock dividend in the form of a two-for-one common stock split was distributed to holders of Common Stock, which increased the number of shares outstanding to approximately 108 million.

During 1998, the Corporation repurchased an aggregate of 1,638,989 shares of its Common Stock, of which 1,225,800 shares were repurchased pursuant to a program authorizing the purchase of up to

2,000,000 shares in the open market or in privately negotiated transactions and 413,189 shares were repurchased from employees upon the vesting of their ownership rights in accordance with the Corporation's restricted stock plans. In January 1999, the board of directors authorized additional purchases of up to 5,000,000 shares of Common Stock pursuant to a new stock repurchase program, or approximately 4.7 %, of the issued and outstanding shares of Common Stock at year end 1998.

During 1997, the Corporation repurchased an aggregate of 2,219,694 shares of its Common Stock, of which 1,698,200 shares were repurchased pursuant to programs authorizing the purchase of up to 6,000,000 shares in the open market or in privately negotiated transactions and 521,494 shares were repurchased from employees upon the vesting of their ownership rights in accordance with the Corporation's restricted stock plans.

In 1997, a shelf registration statement became effective pursuant to which the Corporation may issue, from time to time in public offerings, debt securities, junior subordinated debt securities and debt warrants, currency warrants, stock-index warrants and other warrants, preferred stock, depositary shares and preferred stock warrants, common stock and common stock warrants. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion. At December 31, 1998, no securities had been issued pursuant to this registration statement.

In 1997, the Corporation sold, in a public offering, 3 million shares of $2.8575 Cumulative Preferred Stock ($50 stated value) with an aggregate stated value of $150 million. The Preferred Stock may be redeemed at the option of the Corporation, in whole or in part, at any time or from time to time, on or after October 1, 2007 at $50 per share, plus, in each case, dividends accrued and unpaid to the redemption date. A portion of the net proceeds received were used to redeem all of the outstanding shares of another issue of preferred stock of the Corporation, with an aggregate liquidation value of $50 million as well as for general corporate purposes.

In 1997, the Corporation sold, in a public offering, $250 million principal amount of 7.20% Subordinated Debentures due 2097. The Debentures are direct unsecured general obligations of the Corporation subordinated to all present and future senior indebtedness of the Corporation. The Debentures are subject to the Corporation's right to shorten the maturity of the Debentures and/or to redeem the Debentures upon the occurrence of certain events. The net proceeds received by the Corporation were used for general corporate purposes.

In the first quarter of 1997, the Corporation redeemed all 4 million outstanding shares of $1.9375 cumulative preferred stock with an aggregate stated value of $100 million and 558 shares of Remarketed Preferred stock with a liquidation value of $55.8 million.

The Bank has a $5 billion Global Note Program (the "Program") authorizing the periodic sale of notes, including through its overseas branches or a certain wholly owned subsidiary of the Bank. A group of major international securities dealers is participating in the Program. Notes may be issued for any maturity of 7 days or more, subject to regulatory compliance. Notes can be denominated in various currencies. Any notes issued will be direct, unconditional and unsecured general obligations of the Bank, or guaranteed by it and are not deposits insured by the FDIC. Any notes to be issued as part of the Program have been accepted for listing on the Luxembourg Stock Exchange. The Program has been rated F1+ and AA by Fitch IBCA, P-1 and Aa3 by Moody's Investors Service, Inc., A1+ and AA- by Standard & Poor's DRI and D-1+ and AA+ by Duff & Phelps LLC.

FINANCIAL RATIOS

The following table presents financial ratios for each of the years in the five years ended December 31, 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                   1998    1997     1996     1995     1994
-------------------------------------------------------------------------------------------
Average total stockholders' equity as a
  percentage of average assets                     6.19%    6.06%    6.41%    6.71%    6.38%
Returns based on net income:
  Average total stockholders' equity               7.45    13.46    13.44    10.36    12.87
  Average total assets                             0.46     0.82     0.86     0.70     0.82
Returns based on net income applicable to common
  stock -- diluted:
  Average total common stockholders' equity        7.78    14.69    15.19    11.94    15.71
  Average total assets                             0.41     0.77     0.79     0.62     0.76
===========================================================================================

The return on average stockholders' equity, based on net income, was 7.45% in 1998 compared to 13.46% in 1997 and 13.44% in 1996. The return on average common stockholders' equity, based on net income applicable to common stock -- diluted, was 7.78% in 1998 compared to 14.69% in 1997 and 15.19% in 1996. Net income and net income applicable to common stock -- diluted declined 44.8% and 48.0%, respectively, in 1998 from 1997, after increasing 7.2% and 9.7%, respectively, in 1997 from 1996. The declines in 1998 were primarily attributable to the losses the Corporation incurred with respect to the write-down of Russian investments.

RISK-BASED CAPITAL AND LEVERAGE GUIDELINES

The FRB has established guidelines that mandate risk-based capital requirements for bank holding companies. The guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit and derivative instruments) of 8%. At least half of the total capital ratio is to be composed of common equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, preferred securities less goodwill and intangible assets subject to certain minimums ("Tier 1" or "core capital"). The remainder may consist of limited amounts of subordinated debt, the balance of cumulative preferred stock and the aggregate allowance for credit losses ("Tier 2 capital").

As a supplement to its risk-based capital ratios, the FRB established leverage capital standards based upon the definition of Tier 1 capital. These standards require the most highly rated banks to maintain a minimum leverage capital ratio of at least 3% if they are not anticipating or experiencing any significant growth and meet certain other conditions. Each of the Corporation's banking subsidiaries complies with all applicable regulatory capital requirements.

Effective January 1, 1998, the risk-based capital guidelines were expanded to incorporate the impact of market risk. The new rules amend the original Basle Capital Accord and affect financial institutions, such as the Corporation, that have significant trading activities. The new rules require that risk-based capital ratios reflect the general market and specific risk of debt and equity trading activities, as well as the market risk of all trading and nontrading foreign exchange and commodity positions. The Corporation's internal VaR model is being used to satisfy the requirement to measure market risk exposure under the confidence levels and assumptions as set forth by the new requirements. Under the new requirements, the minimum leverage ratio for a bank holding company to be classified as "well capitalized" has been reduced from 4% to 3%. With the adoption of these rules the Corporation's capital ratios have continued to exceed the minimum required to be classified as "well capitalized."

The Corporation's leverage ratio and its risk-based capital ratios include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the FRB specifically applied to the Corporation. These ratios do not include the effect on stockholders' equity related to the FASB No. 115 valuation of the Corporation's portfolio of securities available for sale, which is included in accumulated other comprehensive income (loss), net of taxes.

The following table presents the components of the Corporation's risk-based capital and related ratios at December 31, in each of the last three years.

                  (IN THOUSANDS)                        1998          1997          1996
-------------------------------------------------------------------------------------------
Tier 1:
  Common stockholders' equity                        $2,956,479    $2,920,318    $2,696,353
  Preferred stock                                       375,000       375,000       325,000
  Minority interest in Safra Republic                 1,127,802       853,777       784,587
  Mandatorily redeemable preferred securities of
     subsidiary trusts                                  350,000       350,000       350,000
  Other net-goodwill, minority interest and
     intangible assets                                 (344,017)     (380,769)     (359,368)
  50% of investment in securities affiliate(1)               --            --       (39,953)
-------------------------------------------------------------------------------------------
       Total tier 1                                   4,465,264     4,118,326     3,756,619
-------------------------------------------------------------------------------------------
Tier 2:
  Qualifying preferred stock and perpetual capital
     notes                                              275,000       275,000       380,800
  Qualifying long-term debt                           2,217,420     2,059,163     1,898,286
  Allowance for credit losses                           400,235       398,101       343,049
  Unrealized holding gains on available for sale
     equity securities                                    2,389            --            --
  50% of investment in securities affiliate(1)               --            --       (39,952)
-------------------------------------------------------------------------------------------
       Total tier 2                                   2,895,044     2,732,264     2,582,183
-------------------------------------------------------------------------------------------
          Total risk-based capital                   $7,360,308    $6,850,590    $6,338,802
===========================================================================================
Risk-based Capital Ratios:
  Tier 1 risk-based capital ratio                         13.95%        12.97%        13.80%
  Total risk-based capital ratio                          22.99%        21.58%        23.28%
  Leverage ratio                                           6.51%         5.60%         5.87%
===========================================================================================

(1) In accordance with regulatory guidelines effective in 1996, the Corporation excluded the assets and off-balance-sheet contracts of RNYSC from the Corporation's capital calculations and also deducted one-half of its investment in RNYSC from each of Tier 1 and Tier 2 capital.

All of the Corporation's 1998 risk-based capital ratios increased from 1997 as Tier 1 and total risk-based capital rose 8.4% and 7.4%, respectively, while total risk weighted assets rose 0.9%. All of the above ratios exceed the minimum requirements of the FRB, although each of the Corporation's capital ratios declined in 1997, when compared to 1996. The declines in 1997 were due to increases in risk weighted assets of 16.6%, while Tier 1 capital and total risk-based capital rose 9.6% and 8.1%, respectively, in 1997 when compared to 1996.

The following table presents the Corporation's risk-based capital ratios, excluding the assets and capital of Safra Republic, at December 31, in each of the last three years.

                                                              1998     1997     1996
-------------------------------------------------------------------------------------
Risk-based Capital Ratios:
  Tier 1 risk-based capital ratio                             12.92%   12.64%   13.26%
  Total risk-based capital ratio                              21.61%   21.25%   22.74%
  Leverage ratio                                               6.92%    6.09%    6.23%
=====================================================================================

LIQUIDITY

Of primary importance to depositors, creditors and regulators is the ability of the Corporation to have sufficient funds readily available to repay liabilities as they mature. In order to insure that funds are available at all times, the Corporation devotes substantial resources to projecting the amount of funds which will be required on a daily basis and maintains relationships with a diversity of sources so that funds are available on a global basis. Through its worldwide network, the Corporation obtains funds from a large and varied customer base that provides a stable source of "core" domestic demand and consumer deposits, and foreign office deposits. Other sources provide short-term borrowings, including through the sale of commercial paper, and long-term liabilities in the form of notes and debentures and common and preferred stock. Liquidity requirements also can be met through the disposition of short-term assets that are generally matched to the maturity of liabilities. Liquid assets include cash and due from banks, interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements, trading account assets and precious metals. Average total liquid assets were approximately 19% of average total assets in 1998 and 1997, compared 22% in 1996. In 1997, the Corporation invested in assets with longer term maturities primarily through the purchase of investment securities. The Corporation's portfolio of securities available for sale of $16.4 billion at December 31, 1998, can be readily sold to meet any immediate cash flow obligations. In 1998, funds provided from investing activities were used by the Corporation to reduce liabilities, compared to 1997 and 1996 when the Corporation used net cash flows from investing activities to increase assets. During 1998, net cash used in financing activities was approximately $1.8 billion, compared to 1997 and 1996 when financing activities provided net cash flows of approximately $2.1 billion and $4.8 billion, respectively.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The statement is effective for periods commencing January 1, 2000, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all derivatives be recognized on the balance sheet as assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedged derivative's change in value, the amount by which the hedge does not exactly offset the value of the hedged item, will be recognized immediately in earnings. This SFAS may have a significant effect on the manner in which the Corporation utilizes derivative products in its asset/liability management. The Corporation currently is evaluating the impact this statement will have on its results of operations and financial position.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," was issued. The statement is effective for the Corporation beginning in the first quarter of 1999 and establishes accounting and reporting standards for certain mortgage banking activities. The statement requires that, after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities or other retained interests should be classified based on the ability and intent to sell or hold those investments. Any retained mortgage-backed securities that are committed to be sold, before or during the securitization process, must be classified as trading securities. The adoption of this SFAS is not expected to have a material effect on the Corporation's results of operations or its financial position.

                          FORWARD-LOOKING INFORMATION

Forward-looking statements with respect to the financial condition, results of operations and business of the Corporation, are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation: the Corporation's dependence on the timely development, introduction and customer acceptance of new products; possible weakness of international markets; the impact of competition on revenues and margins; the effect of currency fluctuations on reportable income; and other risks and uncertainties, including statements relating to net interest income, the Value at Risk analysis, the year 2000 and the anticipated savings from the line-of-business review, as may be detailed from time to time in the Corporation's public announcements and filings with the SEC. In connection with the Year 2000 readiness, there may be unanticipated events relating to developments and modifications to computer systems and software, including the work performed by suppliers or vendors to the Corporation, and to the effectuation of the outsourcing to a third party, and the satisfactory resolution of such events may be beyond the Corporation's control. Information relating to the Corporation's net income may be affected by uncertainties relating to certain emerging markets countries, changes in interest rates, changes in economic conditions and general economic environments and changes in the global securities markets, as well as actions the Corporation might take in light of such events. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may" "will," "should," "expect," "anticipate," "estimate," "continue," "plans," "intends," or other similar terminology. The Corporation does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is located in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Management and Control."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The following audited consolidated financial statements and related documents are set forth in this Report on the following pages:

                                                              PAGE
                                                              ----
Consolidated Statements of Condition, December 31, 1998 and
  1997......................................................   57
Consolidated Statements of Income, Years ended December 31,
  1998, 1997 and 1996.......................................   58
Consolidated Statements of Changes in Stockholders' Equity,
  Years ended December 31, 1998, 1997 and 1996..............   59
Consolidated Statements of Cash Flows, Years ended December
  31, 1998, 1997 and 1996...................................   60
Bank Consolidated Statements of Condition, Years ended
  December 31, 1998 and 1997................................   61
Notes to Consolidated Financial Statements..................   62
Independent Auditors' Report on Financial Statements........  102
Report of Management........................................  103
Independent Accountants' Report on Management's Assertions
  Related to Internal Controls Over Financial Reporting.....  104

SUPPLEMENTARY DATA

The following supplementary data are set forth in this Report on the following pages:

Five Year Consolidated Statements of Condition..............  105
Five Year Consolidated Statements of Income.................  106
Summary of Unaudited Quarterly Financial Information........  107

AFFILIATE FINANCIAL STATEMENTS

The following audited financial statements of Safra Republic are set forth in this Report on the following pages:

Consolidated Statements of Condition, December 31, 1998 and
  1997......................................................  108
Consolidated Statements of Income, Years ended December 31,
  1998, 1997 and 1996.......................................  109
Consolidated Statement of Comprehensive Income, Years ended
  December 31, 1998, 1997 and 1996..........................  110
Consolidated Statements of Changes in Shareholders' Equity,
  Years ended 1998, 1997 and 1996...........................  111
Consolidated Statements of Cash Flows, Years ended December
  31, 1998, 1997 and 1996...................................  112
Notes to Consolidated Financial Statements..................  113
Independent Auditors' Report................................  140

                         REPUBLIC NEW YORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31,
                                                              --------------------------
                   (DOLLARS IN THOUSANDS)                        1998           1997
----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $ 1,040,290    $   901,783
Interest-bearing deposits with banks (note 20)                  4,218,893      4,756,804
Precious metals (note 4)                                          977,783      1,241,956
Securities held to maturity (approximate market value of
  $6,882,926 in 1998 and $9,392,289 in 1997)                    6,731,714      9,237,151
Securities available for sale (at approximate market value)
  (note 20)                                                    16,434,523     16,276,667
----------------------------------------------------------------------------------------
       Total investment securities (note 3)                    23,166,237     25,513,818
Trading account assets (note 4)                                 3,397,110      4,510,955
Federal funds sold and securities purchased under resale
  agreements                                                      689,335      2,169,291
Loans (net of unearned income of $14,138 in 1998 and $16,563
  in 1997) (notes 5, 6 and 20)                                 13,648,837     12,359,741
Allowance for credit losses (note 6)                             (293,952)      (326,481)
Customers' liability on acceptances                                36,287        121,022
Accounts receivable and accrued interest                        1,352,619      2,452,721
Investment in affiliate (note 7)                                  849,677        864,178
Premises and equipment (note 8)                                   467,651        469,103
Other assets (note 14)                                            873,387        603,464
----------------------------------------------------------------------------------------
       Total assets                                           $50,424,154    $55,638,355
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
  In domestic offices                                         $ 2,882,572    $ 2,699,819
  In foreign offices                                              179,709        222,957
Interest-bearing deposits:
  In domestic offices                                          10,904,022     12,214,760
  In foreign offices                                           19,253,456     18,251,998
----------------------------------------------------------------------------------------
       Total deposits (note 20)                                33,219,759     33,389,534
Trading account liabilities (notes 4 and 20)                    3,350,456      5,320,864
Short-term borrowings (notes 9 and 20)                          4,441,210      5,613,834
Acceptances outstanding                                            37,465        121,371
Accounts payable and accrued expenses                             940,129      2,191,840
Due to factored clients                                           589,263        593,815
Other liabilities                                                 166,649        154,682
Long-term debt (notes 10 and 20)                                1,542,773      1,814,435
Subordinated long-term debt and perpetual capital notes
  (note 10)                                                     2,645,700      2,650,000
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debt securities (note 11)                          350,000        350,000
Commitments and contingent liabilities (note 17)
Stockholders' equity (notes 12, 13 and 15):
  Cumulative preferred stock, no par value 7,501,250 shares
    outstanding in 1998 and 1997                                  500,000        500,000
  Common stock, $5 par value 150,000,000 shares authorized;
    107,322,157 shares issued in 1998 and 108,708,584 in
    1997                                                          536,611        543,543
  Surplus                                                          96,487        149,763
  Retained earnings                                             2,373,147      2,259,172
  Accumulated other comprehensive income (loss), net of
    taxes                                                        (361,872)       (14,498)
  Common stock in treasury, at cost 55,905 shares in 1998          (3,623)       --
----------------------------------------------------------------------------------------
       Total stockholders' equity                               3,140,750      3,437,980
----------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity             $50,424,154    $55,638,355
========================================================================================

See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

        (IN THOUSANDS EXCEPT PER SHARE DATA)             1998          1997          1996
--------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                            $1,107,681    $1,069,583    $  919,230
Interest on deposits with banks                          273,284       298,416       376,030
Interest and dividends on investment securities:
  Taxable                                              1,540,161     1,511,817     1,279,226
  Exempt from federal income taxes                        81,951        90,134        93,257
Interest on trading account assets                        77,184       115,594        67,279
Interest on federal funds sold and securities
  purchased under resale agreements                      153,703       124,347        98,061
--------------------------------------------------------------------------------------------
       Total interest income                           3,233,964     3,209,891     2,833,083
--------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on deposits                                   1,469,985     1,451,023     1,282,205
Interest on short-term borrowings                        425,318       449,009       333,075
Interest on long-term debt                               304,398       281,994       255,618
--------------------------------------------------------------------------------------------
       Total interest expense                          2,199,701     2,182,026     1,870,898
--------------------------------------------------------------------------------------------
NET INTEREST INCOME                                    1,034,263     1,027,865       962,185
Provision for credit losses (note 6)                       8,000        16,000        32,000
--------------------------------------------------------------------------------------------
Net interest income after provision for credit
  losses                                               1,026,263     1,011,865       930,185
--------------------------------------------------------------------------------------------
OTHER OPERATING INCOME (LOSS):
Trading revenue (note 4)                                 140,095       170,675       175,806
Investment securities transactions, net (note 3)        (186,086)       35,117        23,247
Revenue from loans sold or held for sale                   8,682        19,838           974
Commission income                                         95,805        87,524        71,393
Equity in earnings of affiliate (note 7)                 132,708       125,116        93,418
Other income                                              97,394        90,038        81,277
--------------------------------------------------------------------------------------------
       Total other operating income                      288,598       528,308       446,115
--------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
Salaries and employee benefits                           520,830       475,017       420,101
Occupancy, net (notes 8 and 17)                           74,577        71,325        72,692
Other expenses                                           383,158       357,501       292,961
--------------------------------------------------------------------------------------------
       Total other operating expenses                    978,565       903,843       785,754
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               336,296       636,330       590,546
Income taxes (note 14)                                    88,249       187,222       171,706
--------------------------------------------------------------------------------------------
NET INCOME                                            $  248,047    $  449,108    $  418,840
============================================================================================
NET INCOME APPLICABLE TO COMMON STOCK -- DILUTED      $  220,248    $  423,281    $  386,027
============================================================================================
Net income per common share (note 2):
  Basic                                               $     2.09    $     3.99    $     3.58
  Diluted                                                   2.07          3.94          3.54
Average common shares outstanding (note 2):
  Basic                                                  104,328       105,625       107,481
  Diluted                                                106,236       107,461       109,189
============================================================================================

See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   (DOLLARS IN THOUSANDS)                        1998          1997          1996
----------------------------------------------------------------------------------------------------
CUMULATIVE PREFERRED STOCK:
Balance at beginning of year                                  $  500,000    $  555,800    $  575,000
Issuance of 3,000,000 shares of $2.8575 cumulative preferred
  stock                                                               --       150,000            --
Redemption of 4,000,000 shares of $1.9375 cumulative
  preferred stock                                                     --      (100,000)           --
Redemption of 500 shares of money market preferred stock              --       (50,000)           --
Redemption of 558 shares of remarketed preferred stock in
  1997 and 192 shares in 1996                                         --       (55,800)      (19,200)
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $  500,000    $  500,000    $  555,800
====================================================================================================
COMMON STOCK:
Balance at beginning of year                                  $  543,543    $  550,095    $  562,596
Net issuance under stock option, restricted stock and
  restricted stock election plans of 252,562 shares in 1998,
  909,180 shares in 1997 and 1,625,144 shares in 1996              1,263         4,546         8,126
Retirement of 1,638,989 shares in 1998, 2,219,694 shares in
  1997 and 4,125,172 shares in 1996                               (8,195)      (11,098)      (20,627)
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $  536,611    $  543,543    $  550,095
====================================================================================================
SURPLUS:
Balance at beginning of year                                  $  149,763    $  227,378    $  308,710
Net issuance of common stock under stock option, restricted
  stock and restricted stock election plans of 252,562
  shares in 1998, 909,180 shares in 1997 and 1,625,144
  shares in 1996                                                  31,373        24,468        32,656
Treasury stock transactions of affiliate                          (1,110)       (2,176)         (891)
Retirement of 1,638,989 common shares in 1998, 2,219,694
  shares in 1997 and 4,125,172 shares in 1996                    (87,162)      (96,807)     (113,097)
Cost of issuing preferred stock                                       --        (3,100)           --
Deferred compensation                                              3,623            --            --
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $   96,487    $  149,763    $  227,378
====================================================================================================
RETAINED EARNINGS:
Balance at beginning of year                                  $2,259,172    $1,934,824    $1,631,809
Net income                                                       248,047       449,108       418,840
Dividends declared on common stock                              (107,770)     (100,569)      (84,307)
Dividends declared on issues of preferred stock                  (26,302)      (24,191)      (31,518)
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $2,373,147    $2,259,172    $1,934,824
====================================================================================================
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Balance at beginning of year                                  $  (14,498)   $   38,523    $  (70,307)
Net (depreciation) appreciation on securities available for
  sale                                                          (454,551)      (14,240)      143,106
Less: reclassification adjustment for gains (losses)
  included in net income                                        (121,160)       22,565        13,877
----------------------------------------------------------------------------------------------------
Net unrealized (depreciation) appreciation on securities
  available for sale                                            (333,391)      (36,805)      129,229
Foreign currency translation                                     (13,983)      (16,216)      (20,399)
----------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                               (347,374)      (53,021)      108,830
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $ (361,872)   $  (14,498)   $   38,523
====================================================================================================
COMMON STOCK IN TREASURY AT COST:
Balance at beginning of year                                  $       --    $       --    $       --
Purchases of treasury stock at cost, 55,905 shares                (3,623)           --            --
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $   (3,623)   $       --    $       --
====================================================================================================
TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of year                                  $3,437,980    $3,306,620    $3,007,808
Net changes during the year                                     (297,230)      131,360       298,812
----------------------------------------------------------------------------------------------------
Balance at end of year                                        $3,140,750    $3,437,980    $3,306,620
====================================================================================================
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Net income                                                    $  248,047    $  449,108    $  418,840
Other comprehensive income (loss)                               (347,374)      (53,021)      108,830
----------------------------------------------------------------------------------------------------
Total comprehensive income (loss), net of taxes               $  (99,327)   $  396,087    $  527,670
====================================================================================================

See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS)                            1998           1997           1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   248,047    $   449,108    $   418,840
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization, net                              112,554         92,968         88,478
  Provision for credit losses                                       8,000         16,000         32,000
  Investment securities transactions, net                         186,086        (35,117)       (23,247)
  Revenue from loans sold or held for sale                         (8,682)       (19,838)          (974)
  Equity in earnings of affiliate                                (132,708)      (125,116)       (93,418)
  Net change in precious metals                                   264,173        (10,637)        18,719
  Net change in trading accounts                                 (629,376)     1,215,612        (89,748)
  Net change in accounts receivable and accrued interest        1,108,494       (336,078)      (519,493)
  Net change in accounts payable and accrued expenses            (813,157)       511,918       (367,486)
  Other, net                                                     (287,186)       (88,356)      (162,574)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                56,245      1,670,464       (698,903)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                              609,678      1,152,391        363,800
Federal funds sold and securities purchased under resale
  agreements                                                    1,479,956        (60,182)       290,159
Short-term investments                                             23,214       (122,129)       (46,049)
Purchases of securities held to maturity                          (37,042)    (1,190,547)    (3,167,356)
Proceeds from maturities of securities held to maturity         2,542,479      1,134,448        686,471
Purchases of securities available for sale                    (10,636,795)   (10,281,304)    (6,481,359)
Proceeds from sales of securities available for sale            3,878,808      2,806,461      2,002,799
Proceeds from maturities of securities available for sale       6,896,566      4,044,243      3,523,480
Loans                                                          (2,897,399)    (1,103,028)      (811,415)
Investment in affiliate                                            56,439         38,953         30,296
Payment for purchase of Brooklyn Bancorp, Inc., net of cash
  received                                                             --             --       (486,002)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities             1,915,904     (3,580,694)    (4,095,176)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits                                                         (168,590)     1,667,220      3,188,607
Short-term borrowings                                          (1,172,624)       166,993      1,533,114
Due to factored clients                                            (4,552)       (10,871)        76,002
Proceeds from issuance of long-term debt                          760,650      1,130,286        427,136
Repayment of long-term debt                                    (1,036,612)      (813,586)      (489,159)
Proceeds from issuance of subordinated long-term debt                  --        250,000        100,000
Repayment of subordinated long-term debt                               --             --       (100,000)
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debt securities                                         --             --        350,000
Net proceeds from issuance of cumulative preferred stock               --        146,900             --
Repurchase of cumulative preferred stock                               --       (205,800)       (19,200)
Repurchase of common stock                                        (95,357)      (107,905)      (133,724)
Purchase of treasury stock                                         (3,623)            --             --
Cash dividends paid                                              (132,387)      (120,829)      (115,136)
Other, net                                                         19,480          6,691         18,803
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (1,833,615)     2,109,099      4,836,443
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks            (27)        (7,269)        (7,864)
-------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                           138,507        191,600         34,500
Cash and due from banks at beginning of year                      901,783        710,183        675,683
-------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                        $ 1,040,290    $   901,783    $   710,183
=======================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                  $ 2,512,711    $ 2,158,554    $ 1,910,818
    Income taxes                                                   47,125        109,179        115,981
  Transfers from securities available for sale to trading
    account assets                                                227,187             --             --
  Transfers from securities available for sale to securities
    held to maturity                                                   --        960,231      1,009,550
=======================================================================================================

See accompanying notes to consolidated financial statements.

                       REPUBLIC NATIONAL BANK OF NEW YORK
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                     DECEMBER 31,
                                                              --------------------------
                   (DOLLARS IN THOUSANDS)                        1998           1997
----------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                       $   992,411    $   860,246
Interest-bearing deposits with banks                            4,243,828      4,695,410
Precious metals                                                   976,804      1,240,759
Securities held to maturity (approximate market value of
  $6,522,448 in 1998 and $8,981,237 in 1997)                    6,385,364      8,839,129
Securities available for sale (at approximate market value)    15,057,158     14,349,253
----------------------------------------------------------------------------------------
       Total investment securities                             21,442,522     23,188,382
Trading account assets                                          3,177,036      4,426,961
Federal funds sold and securities purchased under resale
  agreements                                                      689,212      2,000,482
Loans (net of unearned income of $14,055 in 1998 and $16,538
  in 1997)                                                     12,537,296     11,341,604
Allowance for credit losses                                      (267,585)      (301,248)
Customers' liability on acceptances                                34,941        118,956
Accounts receivable and accrued interest                          693,988        880,820
Investment in affiliate (note 7)                                  849,677        864,178
Premises and equipment                                            420,838        410,374
Other assets                                                      669,508        511,021
----------------------------------------------------------------------------------------
       Total assets                                           $46,460,476    $50,237,945
========================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY:
Noninterest-bearing deposits:
  In domestic offices                                         $ 2,744,351    $ 2,586,210
  In foreign offices                                              182,194        224,500
Interest-bearing deposits:
  In domestic offices                                          10,651,738     12,000,075
  In foreign offices                                           19,954,387     18,676,081
----------------------------------------------------------------------------------------
       Total deposits                                          33,532,670     33,486,866
Trading account liabilities                                     3,178,621      5,002,815
Short-term borrowings                                           3,253,756      4,451,792
Acceptances outstanding                                            35,244        118,992
Accounts payable and accrued expenses                             833,451      1,224,507
Other liabilities                                                 121,550        135,104
Long-term debt                                                  1,434,402      1,702,792
Subordinated long-term debt, with parent                          950,000        825,000
Stockholder's equity (note 21):
  Common stock, $100 par value 4,800,000 shares authorized;
     4,000,000 shares outstanding                                 400,000        400,000
  Surplus                                                       1,635,045      1,636,155
  Retained earnings                                             1,360,137      1,277,738
  Accumulated other comprehensive income (loss), net of
     taxes                                                       (274,400)       (23,816)
----------------------------------------------------------------------------------------
       Total stockholder's equity                               3,120,782      3,290,077
----------------------------------------------------------------------------------------
       Total liabilities and stockholder's equity             $46,460,476    $50,237,945
========================================================================================

See accompanying notes to consolidated financial statements.

                         REPUBLIC NEW YORK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A. BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts of the Corporation and its subsidiaries, principally Republic National Bank of New York (the "Bank"), Republic Bank California N.A. ("RBC"), Republic New York Securities Corporation ("RNYSC") and Republic Business Credit Corporation ("RBCC"). Investments in entities which are less than majority-owned, but more than 20% owned, are accounted for by the equity method. Significant intercompany transactions are eliminated in consolidation.

B. FOREIGN OPERATIONS. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange generally prevailing at year end. Revenue and expense accounts are generally translated at average exchange rates for the year. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is the U.S. dollar, including those financial statements of operations in highly inflationary economies, are included in other income together with net gains or losses from related hedges. Net translation gains or losses on foreign currency financial statements of operations whose functional currency is not the U.S. dollar are included in stockholders' equity as a component of accumulated other comprehensive income (loss), net of related hedging results, on an after tax basis.

Foreign currency amounts of foreign currency denominated assets and liabilities are generally sold or purchased under fixed forward contracts at prices which differ from their original cost. Such differences, which are considered part of the interest yields, are reflected in net interest income ratably over the life of the contracts.

C. STATEMENT OF CASH FLOWS. For purposes of the Statement of Cash Flows, the Corporation defines cash and cash equivalents as the Statement of Condition caption "cash and due from banks." Cash flows from trading account assets and liabilities and trading related derivatives are classified as operating activities. Cash flows from derivative transactions used as hedges are classified with the asset or liability being hedged.

D. INVESTMENT SECURITIES. The Corporation designates an investment security and any related hedge as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes debt securities, which are carried at amortized cost, that the Corporation has the positive intent and ability to hold to maturity. The available for sale classification includes debt and equity securities which are carried at estimated fair value. Unrealized gains or losses on

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities available for sale and derivative instruments used to hedge these securities are included in stockholders' equity as a component of accumulated other comprehensive income (loss), net of tax effect. Gains or losses on sales of securities are recognized by the specific identification method and are recorded in investment securities transactions, net.

The Corporation periodically reviews its intent with respect to securities available for sale and may redesignate these securities and related derivative instruments used as hedges as held to maturity. At the time of redesignation, such securities are recorded at market value, and any unrealized appreciation or depreciation existing with respect to such securities and related hedges continues to be reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), and amortized to interest income over the life of the security.

E. TRADING ACCOUNT ASSETS AND LIABILITIES. Securities included as trading account assets are held to benefit from short-term changes in market prices. Trading account securities and liabilities incurred in short-sale transactions are carried at market value. Such liabilities are included in trading account liabilities. Premiums paid or received related to contracts that are marked to market are included in trading account assets or trading account liabilities, respectively. Gains and losses on trading account activities, including market value adjustments, are reported as trading account profits and commissions. Trading account loans are marked to market with the resultant gains or losses included in trading revenue. Interest income and interest expense on trading account assets and liabilities are included in net interest income.

F. LOANS. Loans are carried at their principal amount outstanding, net of unearned income. Unearned income on discounted loans is accreted monthly into interest income. Loans held for sale are maintained on a lower of cost or market basis with losses included in loans sold or held for sale.

Non-accrual loans are those loans (other than factored trade accounts receivable, consumer installment and residential mortgage loans) on which the accrual of interest ceases when principal or interest payments are 90 days past due. A loan may be placed on a non-accrual status prior to the 90-day period if, in management's opinion, conditions warrant. When a loan is placed on a non-accrual basis, all accrued interest receivable is reversed and charged against current interest income except in instances in which it is expected to be paid in full. Thereafter, interest income on non-accrual loans is generally recorded only when received in cash.

Residential mortgage loans are placed on non-accrual status when the mortgagor is in bankruptcy or foreclosure proceedings are instituted. Any accrued interest receivable remains in interest income as an obligation of the borrower. The Corporation charges off any consumer installment loan which is 90 days past due.

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

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" establishes the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This SFAS was adopted by the Corporation on January 1, 1997, and provisions relating to repurchase agreements, securities lending and securities borrowings were adopted on January 1, 1998, under SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements have not had a material effect on the Corporation's results of operations.

G. DERIVATIVE PRODUCTS. Derivatives used by the Corporation include futures, forwards, swaps, caps, floors and options in the interest rate, foreign exchange, equity and precious metals markets. The Corporation uses these instruments for trading and to assist in its asset and liability management activities, which include hedging.

The Corporation records unrealized gains and losses on forward, swap, option and other conditional or exchange contracts on a gross basis except when a legally enforceable netting agreement with a counterparty exists.

Derivatives that are used for trading or to hedge other trading instruments are carried on a mark-to-market basis with resultant gains and losses from trading account, foreign exchange and precious metals activities aggregated as trading revenue. Unrealized gains and option premiums paid are included in trading account assets. Unrealized losses and option premiums received are included in trading account liabilities. In valuing such contracts, the Corporation considers potential credit costs, tenor, future servicing costs, future capital costs and transaction hedging costs, which are recognized over the life of the contracts.

Foreign exchange trading positions are revalued monthly by pricing spot foreign exchange and forward contracts for foreign exchange at prevailing market rates.

Precious metals activities include arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals inventory, outstanding open positions in contracts for forward delivery, option contracts and precious metals loans and borrowings are revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference between the fixed forward contract price and cost accreted into trading revenue ratably over the life of the contracts.

The Corporation enters into interest rate and foreign currency swap and option transactions as part of its asset and liability management activities, including hedging activities. To meet the criteria for hedge accounting, the derivative must be shown to reduce the market risk of an existing asset, liability, firm commitment or anticipated transaction. The effectiveness of a hedge is evaluated at inception and throughout the hedge period using statistical calculations of correlation. Derivative transactions are executed as part of the Corporation's asset/liability function in order to manage interest rate sensitivity or by modifying the interest rate characteristics of specific assets or liabilities. Such transactions are accounted for on an accrual basis in the interest income or expense of the related asset or liability. The notional amount of contracts used in asset and liability management are recorded as off-balance-sheet transactions. The net settlements on such transactions are accrued as an adjustment to interest income or expense over the lives of the related agreements. Gains or losses on terminated derivative contracts used as hedges of non-trading assets or liabilities, where the underlying asset or liability has not been settled, are deferred and amortized into interest income or interest expense over the life of the original hedge.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the Bank is a licensed depository for the storage of gold and silver bullion and coins traded on various commodity exchanges. Fees derived from such storage are included in other income. The Corporation substantially hedges its total investments in precious metals by forward sales.

H. AGGREGATE ALLOWANCE FOR CREDIT LOSSES. The Corporation's aggregate allowance for credit losses consists of the allowance for credit losses which is presented on the statement of condition with loans, net of unearned income, the allowance for trading credit losses which is a reduction of trading account assets and the allowance for off-balance-sheet extensions of credit, such as standby letters of credit, guarantees and commitments which are included in other liabilities.

Provisions charged to the provision for credit losses are presented after net interest income on the income statement. The provisions for trading credit losses and off-balance-sheet credit losses, both of which are included in other operating income, increase the aggregate allowance for credit losses. The aggregate allowance for credit losses is also affected by charge-offs and recoveries and by foreign currency translation gains or losses. The level of the aggregate allowance is monitored on a quarterly basis and considers such factors as the composition of the loan portfolio, including its real estate, commercial and industrial and cross-border exposure. Other extensions of credit related to trading assets and off-balance-sheet commitments are also monitored on a quarterly basis. Current period charge-offs and recoveries, in addition to a migration analysis of the loan portfolio and other extensions of credit based on historic trends, are also used to determine the aggregate allowance. The adequacy of the aggregate allowance determines the need for provisions.

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

J. INCOME TAXES. The Corporation files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period the change occurs. The Corporation intends to reinvest certain undistributed earnings of foreign subsidiaries and affiliates which are not subject to U.S. income tax until remitted as a dividend; accordingly, no provision has been made for such undistributed earnings.

K. EARNINGS PER COMMON SHARE. A 100-percent dividend on the Corporation's Common Stock was distributed on June 1, 1998 in the form of a two-for-one common stock split. Accordingly, the financial statements, notes and other references to shares, per share data and average shares outstanding have been restated in all periods presented to give effect to the split.

Basic EPS excludes dilution and is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding, less restricted stock plan shares, for the period. Diluted EPS, reflects the additional dilution that could occur upon the vesting of restricted stock and long-term incentive compensation plan shares or if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. BENEFITS. Effective December 31, 1998, the Corporation adopted SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This statement supersedes the disclosure requirements for pension and other benefits in SFAS No.'s 87, 88 and 106. The new statement requires additional information on the changes in the benefit obligations and plan assets and eliminates certain disclosures to assist in the analysis of these plans. The new disclosure for all required periods is in the footnotes to the consolidated financial statements. This statement did not change the recognition or measurement rules for pensions and other postretirement benefit plans and had no effect on the Corporation's results of operations or financial position.

M. RECLASSIFICATION. Certain amounts from prior years have been reclassified to conform with 1998 classifications.

2. EARNINGS PER COMMON SHARE

The following table presents the income and outstanding share amounts used to calculate earnings per common share in each of the last three years.

(IN THOUSANDS EXCEPT PER SHARE DATA)                         1998        1997        1996
-------------------------------------------------------------------------------------------
Basic earnings:
  Net income                                               $248,047    $449,108    $418,840
  Less preferred stock dividends                            (26,302)    (24,191)    (31,518)
  Less dividends on restricted stock plan shares             (3,304)     (3,369)     (2,815)
-------------------------------------------------------------------------------------------
  Net income applicable to common stock -- basic           $218,441    $421,548    $384,507
===========================================================================================
Average common shares outstanding -- excluding restricted
  stock plan shares                                         104,328     105,625     107,481
===========================================================================================
Basic earnings per common share                            $   2.09    $   3.99    $   3.58
===========================================================================================
Diluted earnings:
  Net income applicable to common stock -- basic           $218,441    $421,548    $384,507
  Dividend adjustment on restricted stock plan shares to
     reflect shares assumed issued                            1,807       1,733       1,520
-------------------------------------------------------------------------------------------
  Net income applicable to common stock -- diluted         $220,248    $423,281    $386,027
===========================================================================================
Shares:
  Average common shares outstanding -- excluding
     restricted stock plan shares                           104,328     105,625     107,481
  Net shares assumed issued under compensation stock
     plans                                                    1,834       1,726       1,572
  Shares assumed issued on exercise of stock options             74         110         136
-------------------------------------------------------------------------------------------
Average common shares outstanding                           106,236     107,461     109,189
===========================================================================================
Diluted earnings per common share                          $   2.07    $   3.94    $   3.54
===========================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENT SECURITIES

The following table presents information related to the Corporation's portfolio of securities held to maturity and available for sale at respective year ends.

                                                      SECURITIES HELD TO MATURITY
                                            ------------------------------------------------
                                                                  1998
                                            ------------------------------------------------
                                                            GROSS UNREALIZED      ESTIMATED
                                               BOOK       --------------------      MARKET
(IN THOUSANDS)                                VALUE        GAINS      (LOSSES)      VALUE
--------------------------------------------------------------------------------------------
U.S. Government and federal agency
  obligations                               $6,038,181    $153,680    $   (703)   $6,191,158
Obligations of U.S. states and political
  subdivisions                                 693,533      61,198         (80)      754,651
Derivative contracts                                --          --     (62,883)      (62,883)
--------------------------------------------------------------------------------------------
                                            $6,731,714    $214,878    $(63,666)   $6,882,926
============================================================================================

                                                   SECURITIES AVAILABLE FOR SALE
                                        ---------------------------------------------------
                                                               1998
                                        ---------------------------------------------------
                                                         GROSS UNREALIZED          BOOK/
                                         AMORTIZED     ---------------------      MARKET
(IN THOUSANDS)                             COST         GAINS      (LOSSES)        VALUE
-------------------------------------------------------------------------------------------
U.S. Government and federal agency
  obligations                           $ 8,051,783    $ 96,975    $  (3,804)   $ 8,144,954
Obligations of U.S. states and
  political subdivisions                      8,293         416           --          8,709
Domestic debt securities                  3,904,458      23,558      (11,187)     3,916,829
Foreign debt securities                   3,933,916      48,960     (268,170)     3,714,706
Equity securities                           897,031      16,546      (19,351)       894,226
Derivative contracts                             --          --     (244,901)      (244,901)
-------------------------------------------------------------------------------------------
                                        $16,795,481    $186,455    $(547,413)   $16,434,523
===========================================================================================

During 1998, the Corporation transferred securities with a book and an approximate market value of $227 million from securities available for sale to trading account assets.

Investment securities having a carrying value of approximately $7.9 billion at December 31, 1998, were pledged to secure public deposits, short-term borrowings and for other purposes required or permitted by law.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                      SECURITIES HELD TO MATURITY
                                            ------------------------------------------------
                                                                  1997
                                            ------------------------------------------------
                                                            GROSS UNREALIZED      ESTIMATED
                                               BOOK       --------------------      MARKET
              (IN THOUSANDS)                  VALUE        GAINS      (LOSSES)      VALUE
--------------------------------------------------------------------------------------------
U.S. Government and federal agency
  obligations                               $8,534,832    $176,629    $ (7,591)   $8,703,870
Obligations of U.S. states and political
  subdivisions                                 702,319      57,579        (644)      759,254
Derivative contracts                                --          --     (70,835)      (70,835)
--------------------------------------------------------------------------------------------
                                            $9,237,151    $234,208    $(79,070)   $9,392,289
============================================================================================

                                                   SECURITIES AVAILABLE FOR SALE
                                        ---------------------------------------------------
                                                               1997
                                        ---------------------------------------------------
                                                         GROSS UNREALIZED          BOOK/
                                         AMORTIZED     ---------------------      MARKET
            (IN THOUSANDS)                 COST         GAINS      (LOSSES)        VALUE
-------------------------------------------------------------------------------------------
U.S. Government and federal agency
  obligations                           $ 7,008,386    $ 92,791    $  (2,550)   $ 7,098,627
Obligations of U.S. states and
  political subdivisions                      8,470         397           --          8,867
Domestic debt securities                  4,609,765      17,502       (5,087)     4,622,180
Foreign debt securities                   3,869,930     130,900      (58,520)     3,942,310
Equity securities                           728,938      29,822       (2,918)       755,842
Derivative contracts                             --          --     (151,159)      (151,159)
-------------------------------------------------------------------------------------------
                                        $16,225,489    $271,412    $(220,234)   $16,276,667
===========================================================================================

During 1997, the Corporation transferred securities with an amortized cost of $960 million and an approximate market value of $950 million from available for sale to held to maturity.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents information for investments in securities held to maturity and securities available for sale at December 31, 1998, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                                          SECURITIES HELD            SECURITIES AVAILABLE
                                            TO MATURITY                    FOR SALE
                                      ------------------------------------------------------
                                                    ESTIMATED                       BOOK/
                                         BOOK         MARKET       AMORTIZED       MARKET
           (IN THOUSANDS)               VALUE         VALUE          COST           VALUE
--------------------------------------------------------------------------------------------
Due in one year or less               $    6,096    $    6,219    $   900,225    $   901,339
Due after one year through five
  years                                   45,999        50,161      2,677,664      2,671,697
Due after five years through ten
  years                                   71,451        80,919      1,982,200      1,921,962
Due after ten years                      569,987       617,352      4,748,136      4,626,470
Mortgage-backed securities             6,038,181     6,191,158      6,487,256      6,557,956
Derivative contracts                          --       (62,883)            --       (244,901)
--------------------------------------------------------------------------------------------
                                      $6,731,714    $6,882,926    $16,795,481    $16,434,523
============================================================================================

Mortgage-backed securities included in the tables above in held to maturity and available for sale have estimated average lives, based on year end market conditions, of approximately 3.6 years and 5.7 years, respectively.

The following table presents the components of investment securities transactions, net, attributable to securities held to maturity and securities available for sale for each of the years in the three-year period ended December 31, 1998.

                                                 1998                             1997                           1996
                                   --------------------------------   ----------------------------   ----------------------------
                                          GROSS              NET            GROSS                          GROSS
                                   --------------------     GAINS     ------------------     NET     ------------------     NET
         (IN THOUSANDS)             GAINS     (LOSSES)    (LOSSES)     GAINS    (LOSSES)    GAINS     GAINS    (LOSSES)    GAINS
-------------------------------------------------------------------   ----------------------------   ----------------------------
Securities held to maturity:
 Maturities, calls and mandatory
   redemptions                     $    314   $      --   $     314   $   434   $    (33)  $   401   $ 1,986   $    (89)  $ 1,897
Securities available for sale:
 Sales of securities                204,009    (203,669)        340    81,860    (51,774)   30,086    56,098    (36,072)   20,026
 Maturities, calls, mandatory
   redemptions and write downs       54,820    (241,560)   (186,740)    4,964       (334)    4,630     2,573     (1,249)    1,324
-------------------------------------------------------------------   ----------------------------   ----------------------------
                                   $259,143   $(445,229)  $(186,086)  $87,258   $(52,141)  $35,117   $60,657   $(37,410)  $23,247
===================================================================   ============================   ============================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PRECIOUS METALS, TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

The following table sets forth the Corporation's precious metals trading account and the composition of trading account assets and trading account liabilities at respective year ends.

(IN THOUSANDS)                                                   1998          1997
--------------------------------------------------------------------------------------
Precious metals (including derivatives related balances of
  $313,879 in 1998 and $719,654 in 1997)                      $  977,783    $1,241,956
======================================================================================
Trading account assets:
  U.S. Government obligations                                 $  290,922    $   88,167
  U.S. Government agency obligations                              54,967        31,751
  Other, primarily foreign bonds                                 935,840       805,711
  Unrealized gains on derivative financial instruments         2,128,897     3,602,326
  Allowance for trading credit losses                            (13,516)      (17,000)
--------------------------------------------------------------------------------------
                                                              $3,397,110    $4,510,955
======================================================================================
Trading account liabilities:
  Securities sold, not yet purchased                          $  340,616    $  524,718
  Payables for precious metals                                   591,470       535,801
  Unrealized losses on derivative financial instruments        2,418,370     4,260,345
--------------------------------------------------------------------------------------
                                                              $3,350,456    $5,320,864
======================================================================================

Trading revenue is generated by the Corporation's participation in the foreign exchange and precious metals markets and by its trading activities as an international dealer in other derivative contracts, including interest rate swaps, and from trading securities. The Corporation reports the net revenue from these activities, which includes mark-to-market adjustments and any related direct trading expenses, on the statement of income as trading revenue.

The following table presents information related to the Corporation's trading revenue for each of the last three years.

                     (IN THOUSANDS)                          1998        1997        1996
-------------------------------------------------------------------------------------------
Precious metals                                            $ (2,112)   $ 14,069    $ 24,700
Foreign exchange                                            141,143     119,642      98,165
Trading account profits and commissions:
  Debt securities and loans                                 (12,954)     18,071      15,802
  Interest rate futures, forwards and swaps, and
     commodity, equity and other derivative contracts        14,018      18,893      37,139
-------------------------------------------------------------------------------------------
       Total trading account profits and commissions          1,064      36,964      52,941
-------------------------------------------------------------------------------------------
Total trading revenue                                      $140,095    $170,675    $175,806
===========================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present information related to the fair value, after the effect of netting agreements, which is also the carrying value, of derivative instruments held for trading purposes.

                                                              AVERAGE
                                                            FAIR VALUE
                                                              DURING                 FAIR VALUE AT
                                                               1998                DECEMBER 31, 1998
                                                           -------------      ---------------------------
                                                              ASSETS
(IN THOUSANDS)                                             (LIABILITIES)        ASSETS        LIABILITIES
---------------------------------------------------------------------------------------------------------
INTEREST RATE:
  Futures and forwards                                     $       4,169      $       --      $    1,657
  Swaps                                                          (41,287)        946,476         925,386
  Options written                                                (88,151)             --         100,098
  Options purchased                                              117,981         138,452              --
---------------------------------------------------------------------------------------------------------
                                                           $      (7,288)     $1,084,928      $1,027,141
=========================================================================================================
FOREIGN EXCHANGE:
  Spot, swaps, futures and forwards                        $     141,173      $  358,051      $  381,776
  Options written                                               (715,630)             --         609,402
  Options purchased                                              708,630         652,838              --
---------------------------------------------------------------------------------------------------------
                                                           $     134,173      $1,010,889      $  991,178
=========================================================================================================
OTHER-PRINCIPALLY PRECIOUS METALS:
  Swaps, futures and forwards                              $     (18,033)     $  166,050      $  223,027
  Options written                                               (104,853)             --         177,024
  Options purchased                                              107,537         180,909              --
---------------------------------------------------------------------------------------------------------
                                                           $     (15,349)     $  346,959      $  400,051
=========================================================================================================

                                                              AVERAGE
                                                            FAIR VALUE
                                                              DURING                 FAIR VALUE AT
                                                               1997                DECEMBER 31, 1997
                                                           -------------      ---------------------------
                                                              ASSETS
(IN THOUSANDS)                                             (LIABILITIES)        ASSETS        LIABILITIES
---------------------------------------------------------------------------------------------------------
INTEREST RATE:
  Futures and forwards                                     $     (10,509)     $       --      $   23,792
  Swaps                                                           (4,829)        776,895         761,693
  Options written                                               (136,009)             --          93,620
  Options purchased                                              126,255         110,113              --
---------------------------------------------------------------------------------------------------------
                                                           $     (25,092)     $  887,008      $  879,105
=========================================================================================================
FOREIGN EXCHANGE:
  Spot, swaps, futures and forwards                        $     188,319      $1,698,536      $1,449,939
  Options written                                               (745,546)             --         995,715
  Options purchased                                              719,136         899,021              --
---------------------------------------------------------------------------------------------------------
                                                           $     161,909      $2,597,557      $2,445,654
=========================================================================================================
OTHER-PRINCIPALLY PRECIOUS METALS:
  Swaps, futures and forwards                              $      (6,171)     $  566,970      $  654,099
  Options written                                               (176,991)             --         281,487
  Options purchased                                              124,814         270,445              --
---------------------------------------------------------------------------------------------------------
                                                           $     (58,348)     $  837,415      $  935,586
=========================================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LOANS

The following table sets forth the composition of the Corporation's loan portfolio at respective year ends.

(IN THOUSANDS)                                                   1998           1997
----------------------------------------------------------------------------------------
Domestic:
  Real estate -- residential mortgage                         $ 3,410,013    $ 2,228,844
  Real estate -- commercial                                     2,152,205      1,962,702
  Banks and other financial institutions                            4,818         54,753
  Broker loans                                                    703,172      1,116,880
  Commercial and industrial                                     2,325,112      1,999,427
  Individuals                                                     330,569        266,703
  All other                                                       715,857        571,375
Foreign                                                         4,021,229      4,175,620
----------------------------------------------------------------------------------------
                                                               13,662,975     12,376,304
  Less unearned income                                            (14,138)       (16,563)
----------------------------------------------------------------------------------------
Loans, net of unearned income                                 $13,648,837    $12,359,741
========================================================================================

6. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

The Corporation's aggregate allowance for credit losses is determined by management, based on previous credit loss experience, prevailing and anticipated economic conditions and the composition of the loan portfolio and other undertakings to extend credit, all of which are continuously reviewed. The allowance is viewed by management to be adequate to absorb all potential credit losses extended among the Corporation's undertakings. To comply with regulatory reporting requirements, management has allocated the allowance for credit losses between domestic and foreign components. By such allocation, management does not intend to imply that future charge-offs will necessarily follow the same pattern or that any portion of such allowance is restricted in any way.

Changes in the Corporation's aggregate allowance for credit losses applicable to domestic and foreign operations for each of the years in the three-year period ended December 31, 1998 were as follows:

                                              1998                             1997                             1996
                                 ------------------------------   ------------------------------   ------------------------------
(IN THOUSANDS)                   DOMESTIC   FOREIGN     TOTAL     DOMESTIC   FOREIGN     TOTAL     DOMESTIC   FOREIGN     TOTAL
--------------------------------------------------------------   ------------------------------   ------------------------------
Balance, January 1              $215,950   $137,531   $353,481   $212,594   $137,764   $350,358   $198,733   $101,860   $300,593
Provision for credit losses      (25,000)    33,000      8,000     16,000         --     16,000         --     32,000     32,000
--------------------------------------------------------------   ------------------------------   ------------------------------
                                 190,950    170,531    361,481    228,594    137,764    366,358    198,733    133,860    332,593
--------------------------------------------------------------   ------------------------------   ------------------------------
Charge-offs                      (19,062)   (57,208)   (76,270)   (21,275)    (8,667)   (29,942)   (38,874)    (4,164)   (43,038)
Recoveries                         5,804     22,094     27,898      8,631      9,166     17,797     10,156      3,452     13,608
Net recoveries of restructuring
 countries debt                       --        123        123         --        854        854         --      4,435      4,435
--------------------------------------------------------------   ------------------------------   ------------------------------
Net (charge-offs) recoveries     (13,258)   (34,991)   (48,249)   (12,644)     1,353    (11,291)   (28,718)     3,723    (24,995)
Allowance of acquired companies       --         --         --         --         --         --     42,579         --     42,579
Translation adjustment                --         54         54         --     (1,586)    (1,586)        --        181        181
--------------------------------------------------------------   ------------------------------   ------------------------------
Balance, December 31            $177,692   $135,594   $313,286   $215,950   $137,531   $353,481   $212,594   $137,764   $350,358
==============================================================   ==============================   ==============================

Included in the above table in 1998 were net foreign charge-offs amounting to $3.5 million related to trading account assets and $4.2 million related to off-balance-sheet credit commitments, which were charged against their respective allowance for credit losses.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the components of the aggregate allowance for credit losses at December 31, in each of the last three years.

(IN THOUSANDS)                                                  1998        1997        1996
----------------------------------------------------------------------------------------------
Aggregate allowance for credit losses:
  Credit losses                                               $293,952    $326,481    $350,358
  Trading accounts                                              13,516      17,000          --
  Off balance-sheet credit commitments                           5,818      10,000          --
----------------------------------------------------------------------------------------------
                                                              $313,286    $353,481    $350,358
==============================================================================================

The following table presents the book balances of the Corporation's non-accrual and restructured loans (excluding consumer installment loans) at December 31, in each of the last three years.

(IN THOUSANDS)                                                 1998       1997        1996
--------------------------------------------------------------------------------------------
Domestic                                                      $73,257    $84,094    $ 94,137
Foreign                                                         7,597      9,727      10,956
--------------------------------------------------------------------------------------------
Non-accrual loans                                              80,854     93,821     105,093
Restructured loans                                                561        682      34,993
--------------------------------------------------------------------------------------------
                                                              $81,415    $94,503    $140,086
============================================================================================

The following table presents information related to the Corporation's impaired loans, which are included in the table above, at December 31, in each of the last three years.

(IN THOUSANDS)                                                 1998       1997       1996
-------------------------------------------------------------------------------------------
Impaired loans evaluated based on underlying collateral       $35,657    $53,249    $61,989
Impaired loans evaluated based on future cash flow
  projections                                                  11,887      8,483      8,198
-------------------------------------------------------------------------------------------
Total impaired loans                                          $47,544    $61,732    $70,187
===========================================================================================
Investment in impaired loans having an allowance for credit
  losses                                                      $13,454    $10,699    $ 6,528
Related allowance for credit losses                             1,248      1,167        801
Investment in impaired loans having no related allowance for
  credit losses                                                34,090     51,033     63,659
Average recorded investment in impaired loans, net of
  charge-offs during the year                                 $45,762    $50,303    $74,422
===========================================================================================

The following table presents the effect of non-accrual and restructured loans on interest income for each of the years in the three-year period ended December 31, 1998.

(IN THOUSANDS)                                                 1998      1997      1996
-----------------------------------------------------------------------------------------
Gross amount of interest that would have been earned at
original
 contract rates:
  Domestic                                                    $6,092    $8,474    $15,831
  Foreign                                                        671       680      1,065
-----------------------------------------------------------------------------------------
                                                              $6,763    $9,154    $16,896
=========================================================================================
Actual amount recorded as interest income:
  Domestic                                                    $4,132    $5,832    $10,537
  Foreign                                                        127        59         11
-----------------------------------------------------------------------------------------
                                                              $4,259    $5,891    $10,548
=========================================================================================
Foregone interest income:
  Domestic                                                    $1,960    $2,642    $ 5,294
  Foreign                                                        544       621      1,054
-----------------------------------------------------------------------------------------
                                                              $2,504    $3,263    $ 6,348
=========================================================================================
Interest income recorded on impaired loans                    $1,145    $4,625    $ 5,072
=========================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INVESTMENT IN AFFILIATE

At December 31, 1998, the Corporation, Saban S.A. (see Note 20), a Panamanian holding company wholly owned by Mr. Edmond J. Safra, and international investors owned approximately 49.0%, 20.8% and 30.2%, respectively, of the outstanding common shares of Safra Republic Holdings S.A. ("Safra Republic"), a Luxembourg holding company, to which the Bank contributed its European banking subsidiaries in Switzerland, Luxembourg, France, Guernsey and Gibraltar in 1988.

Summary financial information for Safra Republic for the last two years is as follows:

(IN THOUSANDS)                                                   1998           1997
----------------------------------------------------------------------------------------
Total assets                                                  $21,036,767    $20,356,300
Total deposits                                                 16,447,942     15,401,065
Total shareholders' equity                                      1,936,791      1,760,566
Operating revenue                                               1,333,727      1,278,655
Net income                                                        280,207        255,055
========================================================================================

8. PREMISES AND EQUIPMENT

A summary of the Corporation's premises and equipment at respective year ends follows:

(IN THOUSANDS)                                                  1998         1997
------------------------------------------------------------------------------------
Premises                                                      $ 544,836    $ 537,734
Equipment                                                       202,998      207,031
------------------------------------------------------------------------------------
                                                                747,834      744,765
Less accumulated depreciation and amortization                 (280,183)    (275,662)
------------------------------------------------------------------------------------
                                                              $ 467,651    $ 469,103
====================================================================================

Other operating expenses included depreciation and amortization of $58.7 million in 1998, $53.9 million in 1997 and $48.4 million in 1996. The estimated useful lives are 10 to 50 years for premises and 3 to 10 years for equipment.

9. SHORT-TERM BORROWINGS

The following table presents the Corporation's short-term borrowings at respective year ends.

(IN THOUSANDS)                                                   1998          1997
--------------------------------------------------------------------------------------
Federal funds purchased and securities sold under repurchase
  agreements                                                  $  934,372    $  853,612
Commercial paper                                                 700,483       418,911
Precious metals                                                1,515,333     2,028,268
Other borrowings                                               1,291,022     2,313,043
--------------------------------------------------------------------------------------
                                                              $4,441,210    $5,613,834
======================================================================================

Federal funds purchased generally mature one business day following the sale date. Securities sold under repurchase agreements and commercial paper generally mature within 30 days and 90 days, respectively, from the related dates of sale. Other borrowings generally mature within twelve months and include local borrowings in overseas locations. Included in other borrowings at December 31, was $150 million in 1998 and $100 million in 1997 of notes sold under the Bank's program to issue notes globally, see Note 10.

The Corporation has $155 million of lines of credit outstanding to support its commercial paper program, for which it has authority to issue up to $2.5 billion of such borrowings.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. LONG-TERM DEBT

The following tables present a summary of long-term debt and subordinated long-term debt and perpetual capital notes at respective year ends.

Long-Term Debt:

                       (IN THOUSANDS)                            1998          1997
--------------------------------------------------------------------------------------
Republic New York Corporation:
  8 3/8% Debentures due February 15, 2007                     $  100,000    $  100,000
  7% Capitalized lease obligations due December 31, 2000           8,371        11,643
--------------------------------------------------------------------------------------
                                                                 108,371       111,643
--------------------------------------------------------------------------------------
Republic National Bank of New York:
  1.875% Cash Exchangeable Equity-Linked Notes due August
    12, 2002                                                     112,545       100,000
  Other long-term debt (various)                                  52,076        56,948
  Collateralized repurchase agreements, rates from
    3.25% - 7.45% in 1998 and 1997                             1,269,781     1,545,844
--------------------------------------------------------------------------------------
                                                               1,434,402     1,702,792
--------------------------------------------------------------------------------------
                                                              $1,542,773    $1,814,435
======================================================================================

The Bank has a program (the "Program") authorizing the periodic sale, globally, of notes (the "Notes") by the Bank, including through its overseas branches, or through a certain overseas subsidiary. A group of major international securities dealers are eligible to participate in the offerings pursuant to the Program. Notes may be issued for any maturity of seven days or more, subject to regulatory compliance. Notes may be denominated in various currencies, may pay a fixed or floating rate based on one or more indices and, unless otherwise specified, will be issued only in minimum denominations of $250,000 and integral multiples of $1,000 in excess thereof. The Notes are direct, unconditional and unsecured general obligations of the Bank, do not evidence deposits and are not insured by the FDIC. Notes to be issued as part of the program have been accepted for listing on the Luxembourg Stock Exchange. At December 31, 1998, $270 million principal amount of Notes were outstanding pursuant to this Program.

The 1.875% Cash Exchangeable Equity-Linked Notes (the "Equity Notes") were issued under the Program in August, 1997. The Bank has the right, exercisable on any trading day by not more than 60 nor less than 30 days' notice of a mandatory exchange to the holders of the Equity Notes, to redeem such notes effective on any date on or after August 12, 1999. The amount to be paid by the Bank on a cash exchange on the initial exchange date is $978.499 per $1,000 principal and increases annually to par. Holders of the Equity Notes may exchange them for cash, subject to certain limitations, in an amount equal to the product of the exchange ratio (7.5692 shares, prior to a two-for-one stock split payable February 16, 1999) and the market price of Merck & Co., Inc. common stock per $1,000 principal amount per Equity Note. The mark-to-market adjustment increased the amount due on the Equity Notes by $12.5 million at December 31, 1998. The Corporation has entered into a derivative contract to act as a hedge to the mark-to-market value due to holders' of Equity Notes.

All other outstanding notes of the Bank were issued under an authorization by its Board of Directors which allows for an aggregate of up to $7 billion of such obligations to be outstanding at any time. All such outstanding notes of the Bank are unsecured debt obligations and are not subject to redemption prior to maturity. All outstanding notes are direct, unconditional and unsecured general obligations of the Bank, do not evidence deposits and are not insured by the FDIC.

Collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All of the outstanding long-term notes and debentures of the Corporation are direct unsecured obligations and are not subordinated in right of payment to any other unsecured indebtedness of the Corporation.

The Corporation and the Bank are obligated with respect to the above long-term debt to make aggregate principal payments in each of the next five years as follows: $215 million in 1999, $286 million in 2000, $113 million in 2001, $222 million in 2002 and $9 million in 2003.

Subordinated Long-Term Debt and Perpetual Capital Notes:

                       (IN THOUSANDS)                            1998          1997
--------------------------------------------------------------------------------------
Republic New York Corporation:
  9 1/2% Subordinated Notes due July 1, 2000                  $  100,000    $  100,000
  9 3/4% Subordinated Notes due December 1, 2000                 100,000       100,000
  7 7/8% Subordinated Notes due 2001                             100,000       100,000
  8.25% Subordinated Notes due 2001                              150,000       150,000
  8 7/8% Subordinated Notes due 2001                             100,000       100,000
  7 3/4% Subordinated Notes due May 15, 2002                     150,000       150,000
  7 1/4% Subordinated Notes due July 15, 2002                    250,000       250,000
  Floating Rate Subordinated Notes due August 2002
    (5.48914% in 1998 and 5.7213% in 1997)                        95,900       100,000
  Floating Rate Subordinated Notes due October 2002
    (5.27922% in 1998 and 5.7603% in 1997)                       149,800       150,000
  5 7/8% Subordinated Notes due 2008                             250,000       250,000
  7 3/4% Subordinated Notes due 2009                             200,000       200,000
  9.70% Subordinated Notes due February 1, 2009                  150,000       150,000
  7% Subordinated Notes due March 22, 2011                       100,000       100,000
  9 1/2% Subordinated Debentures due April 15, 2014              150,000       150,000
  9 1/8% Subordinated Notes due 2021                             100,000       100,000
  9.30% Subordinated Notes due 2021                              100,000       100,000
  7.20% Subordinated Debentures due 2097*                        250,000       250,000
  Perpetual Capital Notes (6.00% in 1998 and 6.0625% in
    1997)*                                                       150,000       150,000
--------------------------------------------------------------------------------------
                                                              $2,645,700    $2,650,000
======================================================================================

* These notes are redeemable prior to maturity.
  The rates in effect at December 31, 1998 and 1997 for floating rate issues are shown in parentheses.

The Corporation's outstanding issues of subordinated notes and debentures are all direct unsecured obligations of the Corporation. Interest rates on subordinated floating rate note issues are determined quarterly or semi-annually by formulas based on certain money market rates and, in the case of the issues of the Floating Rate Subordinated Notes due 2002, are subject to a minimum rate of 5% per annum.

An existing shelf registration statement authorizes the Corporation to issue, from time to time in public offerings, debt securities, junior subordinated debt securities, debt warrants, currency warrants, stock-index warrants and other warrants, preferred stock, depositary shares and preferred stock warrants, common stock and common stock warrants and certain guarantees. Pursuant to such registration statement, Republic New York Capital III and Republic New York Capital IV, each a Delaware business trust, may issue trust preferred securities. Such securities may be offered separately or together, in one or more series, up to an aggregate of initial public offering prices of $1.0 billion. At December 31, 1998, no securities had been issued pursuant to this registration statement.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 7.20% Subordinated Debentures due 2097 (the "7.20% Notes") are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. Subject to the occurrence of certain events, the Corporation has the right to shorten the maturity of the 7.20% Notes, and/or to redeem them if a tax event occurs. The net proceeds received by the Corporation from the sale of the 7.20% Notes were used for general corporate purposes.

The 7% Subordinated Notes due 2011 (the "7% Notes") are direct unsecured general obligations of the Corporation and are subordinated to all present and future senior indebtedness of the Corporation. The 7% Notes are not redeemable prior to maturity. The net proceeds received by the Corporation from the sale of the 7% Notes were used for general corporate purposes, which included the repurchase of $100 million principal amount of an outstanding issue of the Corporation's subordinated debt. In connection with the repurchase and early extinguishment of such issue in 1996, the Corporation recorded a gain of $1.1 million in other income.

The Corporation's $150 million principal amount of Putable (or perpetual) Capital Notes (the "PCNs") are a component of total qualifying capital under applicable risk-based capital rules. The PCNs may be exchanged for securities that constitute permanent primary capital securities (the "capital securities") for regulatory purposes. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, (2) at the option of the Corporation on 90 days prior notice, the PCNs may be either (i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of the Corporation's consolidated retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

The PCNs are unsecured and subordinated in right of payment to all senior indebtedness of the Corporation. The interest rate for each six-month interest period is determined by a formula based on certain money market rates.

The Corporation is obligated with respect to the above subordinated long-term debt to make principal payments within the next five years as follows: $200 million in 2000, $350 million in 2001 and $645.7 million in 2002.

11. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBT SECURITIES

The following table presents information related to the issues of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debt securities issued by the Corporation at respective year ends.

                                                               DECEMBER 31,
                       (IN THOUSANDS)                         1998 AND 1997
----------------------------------------------------------------------------
7 3/4% Capital Trust Pass-through Securities(SM) (TruPS)
  (Issued by Republic New York Capital I)                           $150,000
7.53% Capital Securities (Issued by Republic New York
  Capital II)                                                        200,000
----------------------------------------------------------------------------
                                                                    $350,000
============================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Trust Securities are subject to mandatory redemption (i) in whole, but not in part, upon repayment in full, at the stated maturity of the junior subordinated debt securities at a redemption price equal to the principal amount of, plus accrued interest on, the junior subordinated debt securities and (ii) in whole or in part on or after November 15, 2006, in respect of Republic New York Capital I and December 4, 2006, in respect of Republic New York Capital II, contemporaneously with any optional redemption by the Corporation of junior subordinated debt securities at a redemption price equal to the optional prepayment price. Subject to prior approval to do so by the FRB, if required, the respective issues of the junior subordinated debt securities are redeemable during the 12-month periods beginning with the dates above at 103.66% and 103.765% of the principal amounts outstanding, declining ratably each year thereafter to 100%, plus accrued but unpaid interest thereon to the date of redemption.

12. PREFERRED STOCK

The Corporation is authorized to issue up to 19,999,000 shares of preferred stock. The following table presents information related to the Corporation's issues of preferred stock outstanding at respective year ends.

                                                      DIVIDEND
                                       SHARES         RATE AT              AMOUNT
                                     OUTSTANDING    DECEMBER 31,        OUTSTANDING
                                     -----------    ------------    --------------------
      (DOLLARS IN THOUSANDS)            1998            1998          1998        1997
----------------------------------------------------------------------------------------
$1.8125 Cumulative Preferred Stock
  ($25 stated value)                  3,000,000         7.25%       $ 75,000    $ 75,000
6,000,000 Depositary shares each
  representing a one-fourth
  interest in a share of adjustable
  rate Cumulative Preferred Stock,
  Series D ($100 stated value)        1,500,000         4.50%        150,000     150,000
Dutch Auction Rate Transferable
  Securities(TM) Preferred Stock
  ("DARTS")
  Series A ($100,000 stated value)          625         4.65%         62,500      62,500
  Series B ($100,000 stated value)          625         4.55%         62,500      62,500
$2.8575 Cumulative Preferred Stock
  ($50 stated value)                  3,000,000        5.715%        150,000     150,000
----------------------------------------------------------------------------------------
                                      7,501,250                     $500,000    $500,000
========================================================================================

The 3 million outstanding shares of $2.8575 Cumulative Preferred Stock ($50 Stated Value) (the "Preferred Stock") have an aggregate stated value of $150 million. The Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

or after October 1, 2007, at $50 per share, plus, in each case, dividends accrued and unpaid to the redemption date. A portion of the proceeds received by the Corporation from the sale of the Preferred Stock was used to redeem an outstanding issue of Money Market Cumulative Preferred Stock with an aggregate liquidation value of $50 million.

The $1.8125 Cumulative Preferred Stock may be redeemed, at the option of the Corporation, in whole or in part, at any time or from time to time, on or after July 1, 2000, at $25 per share, plus, in each case, dividends accrued and unpaid to the redemption date.

The 6 million depositary shares outstanding each represent a one-fourth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series D ($100 Stated Value) (the "Series D Stock"). The dividend rate on the Series D Stock is determined quarterly, by reference to a formula based on certain benchmark market rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The dividend rate in effect for the period ended December 31, 1998, was 4.50%. The Series D Stock is redeemable, in whole or in part, at the option of the Corporation on or after July 1, 1999, at $100 per share (which is equivalent to $25 per depositary share), plus accrued and unpaid dividends to the redemption date. The net proceeds received by the Corporation from the sale of the Series D Stock were used for general corporate purposes.

Dividend rates for each dividend period are set pursuant to an auction procedure for the DARTS(TM). The maximum applicable dividend rates on the shares of DARTS(TM) range from 110% to 150% of the 60-day "AA" composite commercial paper rate.

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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in the components of accumulated other comprehensive income (loss) for each of the last three years.

                                                       UNREALIZED
                                                      APPRECIATION       FOREIGN       ACCUMULATED
                                                     (DEPRECIATION)     CURRENCY          OTHER
                                                     ON SECURITIES     TRANSLATION    COMPREHENSIVE
                                                       AVAILABLE          GAINS          INCOME
                  (IN THOUSANDS)                        FOR SALE        (LOSSES)         (LOSS)
---------------------------------------------------------------------------------------------------
Balance January 1, 1996                                $  (74,762)      $   4,455      $  (70,307)
Changes during the year                                   129,229         (20,399)        108,830
---------------------------------------------------------------------------------------------------
Balance December 31, 1996                                  54,467         (15,944)         38,523
Changes during the year                                   (36,805)        (16,216)        (53,021)
---------------------------------------------------------------------------------------------------
Balance December 31, 1997                                  17,662         (32,160)        (14,498)
Changes during the year                                  (333,391)        (13,983)       (347,374)
---------------------------------------------------------------------------------------------------
Balance December 31, 1998                              $ (315,729)      $ (46,143)     $ (361,872)
===================================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the before tax amount, related tax effect and after tax amount of change for each component of other comprehensive income (loss) in each of the years in the three-year period ended December 31, 1998.

                                                                               TAX
                                                              BEFORE TAX    (EXPENSE)    AFTER TAX
                       (IN THOUSANDS)                           AMOUNT       BENEFIT      AMOUNT
--------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
Unrealized appreciation on securities available for sale:
  Arising during the period                                   $ 230,483     $(87,377)    $ 143,106
  Less: reclassification adjustment for gains included in
    net income                                                   21,350       (7,473)       13,877
--------------------------------------------------------------------------------------------------
Net unrealized appreciation on securities available for sale    209,133      (79,904)      129,229
Foreign currency translation losses                             (32,440)      12,041       (20,399)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                        $ 176,693     $(67,863)    $ 108,830
==================================================================================================
Year ended December 31, 1997:
Unrealized depreciation on securities available for sale:
  Arising during the period                                   $ (21,907)    $  7,667     $ (14,240)
  Less: reclassification adjustment for gains included in
    net income                                                   34,716      (12,151)       22,565
--------------------------------------------------------------------------------------------------
Net unrealized depreciation on securities available for sale    (56,623)      19,818       (36,805)
Foreign currency translation losses                             (24,927)       8,711       (16,216)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                          $ (81,550)    $ 28,529     $ (53,021)
==================================================================================================
Year ended December 31, 1998:
Unrealized depreciation on securities available for sale:
  Arising during the period                                   $(699,309)    $244,758     $(454,551)
  Less: reclassification adjustment for losses included in
    net income                                                 (186,400)      65,240      (121,160)
--------------------------------------------------------------------------------------------------
Net unrealized depreciation on securities available for sale   (512,909)     179,518      (333,391)
Foreign currency translation losses                             (21,512)       7,529       (13,983)
--------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                          $(534,421)    $187,047     $(347,374)
==================================================================================================

14. INCOME TAXES

Total income tax expense for each of the years in the three-year period ended December 31, 1998 was allocated as follows:

                       (IN THOUSANDS)                           1998         1997        1996
-----------------------------------------------------------------------------------------------
Income from operations                                          $88,249    $187,222    $171,706
Stockholders' equity:
  Net unrealized (depreciation) appreciation on securities
    available for sale, net of taxes                           (179,518)    (19,818)     79,904
  Foreign currency translation, net                              (7,529)     (8,711)    (12,041)
-----------------------------------------------------------------------------------------------
                                                               $(98,798)   $158,693    $239,569
===============================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of the Corporation's consolidated income tax expense from operations were as follows:

                       (IN THOUSANDS)                           1998         1997        1996
-----------------------------------------------------------------------------------------------
Current Tax Expense:
  Federal                                                      $(10,784)    $86,110    $100,606
  Foreign                                                        45,932      59,401      23,565
  State and other                                                10,500       9,400       8,300
-----------------------------------------------------------------------------------------------
                                                                 45,648     154,911     132,471
Deferred Tax Expense:
  Federal                                                        42,601      32,311      39,235
-----------------------------------------------------------------------------------------------
                                                                $88,249    $187,222    $171,706
===============================================================================================

The following table reconciles the expected income tax expense at the statutory 35% to the actual income tax expense reported for the years presented.

                                                               % OF PRETAX INCOME
                                                              --------------------
                                                              1998    1997    1996
----------------------------------------------------------------------------------
Federal tax expense at statutory rates                        35.0    35.0    35.0
State and local income tax, net of federal tax benefit         2.0     0.9     0.9
Interest and dividend income exempt from federal tax          (7.4)   (4.0)   (4.5)
Earnings of foreign subsidiaries and affiliates               (8.4)    --       --
Valuation allowance                                            7.4     --       --
Other, net                                                    (2.4)   (2.5)   (2.3)
----------------------------------------------------------------------------------
Income tax expense as reported                                26.2    29.4    29.1
==================================================================================

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                       (IN THOUSANDS)                           1998        1997
----------------------------------------------------------------------------------
Deferred tax assets:
  Provision for credit losses                                 $106,794    $138,910
  Exempt income from subsidiary acquisition                     24,791      32,266
  Unrealized losses on trading account assets and securities
    available for sale                                         223,287      17,086
  Employee benefits                                             31,054      26,597
  Restructuring and related charges                                 --       5,932
  Other                                                          5,421      10,999
  Valuation allowance                                          (25,072)         --
----------------------------------------------------------------------------------
                                                               366,275     231,790
----------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                  54,272      54,281
  Domestic tax on overseas income                              157,320     149,182
  Interest and discount income                                  62,312      60,570
----------------------------------------------------------------------------------
                                                               273,904     264,033
----------------------------------------------------------------------------------
Net deferred tax asset (liability)                             $92,371    $(32,243)
==================================================================================

A valuation allowance of $25 million was established in 1998 to reduce deferred tax assets based on available evidence of more likely than not to be realized.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Corporation has not recognized a deferred tax liability of approximately $108 million and $100 million in 1998 and 1997, respectively, for undistributed earnings of foreign subsidiaries and affiliates, because the Corporation does not expect those earnings to be distributed and become taxable to the Corporation in the foreseeable future. As of December 31, 1998 and 1997, the undistributed earnings of these foreign subsidiaries and affiliates were approximately $426 million $365 million, respectively.

The following table distributes the Corporation's income before income taxes between its domestic and foreign offices for each of the last three years.

                       (IN THOUSANDS)                           1998        1997        1996
----------------------------------------------------------------------------------------------
Foreign                                                       $154,975    $458,525    $347,754
Domestic                                                       181,321     177,805     242,792
----------------------------------------------------------------------------------------------
                                                              $336,296    $636,330    $590,546
==============================================================================================

15. BENEFITS

Retirement Benefits

The Bank has a retirement plan (the "U.S. Plan") which covers substantially all U.S. employees of the Corporation, the Bank and their respective subsidiaries. Benefits are based on an employee's years of creditable service and average base salary for the highest paid five consecutive years during the last ten years of employment. The Corporation's funding policy is to contribute annually an amount necessary to satisfy the Employee Retirement Income Security Act ("ERISA") funding standards. In addition, the Corporation provides postretirement life insurance benefits to its current employees and provides certain retired employees and directors with health care and life insurance benefits. The Corporation's obligation for such postretirement benefits is unfunded.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information related to the U.S. Plan and other postretirement benefits is set forth in the following tables:

                                                PENSION BENEFITS         OTHER BENEFITS
                                              --------------------    --------------------
               (IN THOUSANDS)                   1998        1997        1998        1997
------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year     $213,268    $180,710    $ 32,819    $ 28,783
  Service cost                                   8,710       7,713         126          85
  Interest cost                                 15,046      14,205       1,937       2,285
  Actuarial (gain) or loss                       6,301      18,289      (3,328)      3,055
  Benefits paid                                 (8,177)     (7,649)     (1,456)     (1,389)
------------------------------------------------------------------------------------------
  Benefit obligation at end of year           $235,148    $213,268    $ 30,098    $ 32,819
==========================================================================================
Change in plan assets:
  Fair value of plan assets at beginning of
     year                                     $257,192    $226,709    $     --    $     --
  Actual return on plan assets                  38,182      38,652          --          --
  Employer contributions                         8,200          --       1,456       1,389
  Benefits paid                                 (8,178)     (7,648)     (1,456)     (1,389)
  Administrative expenses                         (383)       (521)         --          --
------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year    $295,013    $257,192    $     --    $     --
==========================================================================================
Funded (unfunded) status:
  Funded (unfunded) status at end of year     $ 59,865    $ 43,924    $(30,098)   $(32,819)
  Unrecognized actuarial (gain) or loss        (56,256)    (41,720)    (12,813)    (10,246)
  Unrecognized transition (asset) or
     obligation                                 (3,018)     (4,024)     12,416      13,369
  Unrecognized prior service cost                  473         617          --          --
------------------------------------------------------------------------------------------
  Net amount recognized at year end           $  1,064    $ (1,203)   $(30,495)   $(29,696)
==========================================================================================
Amounts recognized in the statement of
financial position consist of:
  Prepaid benefit cost                        $  1,064    $     --    $     --    $     --
  Accrued benefit liability                         --       1,203      30,495      29,696
------------------------------------------------------------------------------------------
  Net amount recognized at year end           $  1,064    $  1,203    $ 30,495    $ 29,696
==========================================================================================

                                            PENSION BENEFITS            OTHER BENEFITS
                                         -----------------------    -----------------------
                                         1998     1997     1996     1998     1997     1996
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Weighted-average assumptions as of
December 31:
  Discount rate                           6.75%    7.00%    7.50%    6.75%    7.00%    7.00%
  Expected long-term rate of return on
     plan assets                          8.00%    8.00%    8.00%      --       --       --
  Rate of compensation increase           4.50%    5.00%    5.00%    4.50%    5.00%    5.00%

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5.5% for 2003 and remain at that level thereafter.

Net benefit expense for pension and other benefits in each of the last three years was as follows:

                                        PENSION BENEFITS               OTHER BENEFITS
                                 ------------------------------   ------------------------
        (IN THOUSANDS)             1998       1997       1996      1998     1997     1996
------------------------------------------------------------------------------------------
Components of net periodic
 benefit cost:
  Service cost                   $  8,710   $  7,713   $  7,447   $  126   $   85   $   85
  Interest cost                    15,046     14,205     12,600    1,937    2,285    1,950
  Expected return on plan
     assets                       (16,854)   (15,815)   (14,293)      --       --       --
  Amortization of prior service
     cost                             144        144        144       --       --       --
  Amortization of transitional
     (asset) or obligation         (1,006)    (1,006)    (1,006)     953      953      953
  Recognized actuarial (gain)
     or loss                         (107)        --         --     (760)    (592)    (633)
------------------------------------------------------------------------------------------
  Net periodic benefit cost      $  5,933   $  5,241   $  4,892   $2,256   $2,731   $2,355
==========================================================================================

In addition to the U.S. Plan and the obligation for postretirement benefits described above, the Corporation has an unfunded supplemental pension plan for certain employees, executive officers and directors. The expense related to this plan amounted to $0.7 million in 1998, $0.8 million in 1997 and $0.9 million in 1996. The unfunded liability for this plan was $8.0 million at December 31, 1998, and $10.0 million at December 31, 1997.

Retirement benefits in foreign locations generally are covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements. The aggregate pension expense for such plans was approximately $5.4 million in 1998, $4.8 million in 1997 and $4.6 million in 1996.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 1%          1%
                       (IN THOUSANDS)                         INCREASE    DECREASE
----------------------------------------------------------------------------------
Effect on total of service and interest cost components for
  1998                                                         $  117     $   (85)
Effect on year-end 1998 postretirement benefit obligation       1,685      (1,457)
==================================================================================

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

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The Corporation has a 1995 Long Term Incentive Stock Plan (the "1995 Plan"). The 1995 Plan was designed to consolidate the Corporation's 1985 Incentive Stock Option Plan, 1985 Non-Qualified Stock Option Plan, and 1985 Restricted Stock Plan (together, the "Prior Plans") and provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards (each, an "Award"), which may be granted individually or in combination to eligible persons. The 1995 Plan provides that it shall terminate on the tenth anniversary of its effective date. An aggregate of 5,281,600 shares of the Corporation's Common Stock was set aside for Awards pursuant to the 1995 Plan. At December 31, 1998, an aggregate of 814,852 shares of Common Stock remained available to be awarded under the 1995 Plan. The Prior Plans expired by their terms in 1995 and no new awards may be granted thereunder. However, awards previously granted under the Prior Plans that remain outstanding will continue to be administered in compliance with the terms and conditions of the applicable Prior Plan.

During the past three years, the Corporation issued restricted common stock, net of cancellations, in the aggregate amounts of 224,192 shares in 1998, 850,792 shares in 1997 and 906,328 shares in 1996 with approximate market values as of the dates of issue of $15.8 million in 1998, $44.0 million in 1997 and $30.5 million in 1996, in accordance with the terms of restricted stock awards granted under the 1995 Plan and the 1985 Restricted Stock Plan. Such market values are amortized as an expense over the period for which such shares are restricted. At December 31, 1998, 3,438,483 shares of the Corporation's Common Stock remained restricted. The deferred expense related to such shares at year-end 1998 was $54,908,000.

The Corporation also issues stock pursuant to the terms of the Restricted Stock Election Plan, which allows certain officers who have earned deferred compensation to elect to receive payment in the form of restricted stock of the Corporation. The Corporation issued 1,070 shares in 1998, 1,038 shares in 1997 and 4,734 shares in 1996, of its Common Stock pursuant to such Plan, primarily in lieu of cash dividends, with approximate market values as of the dates of issue of $58,000 in 1998, $51,000 in 1997 and $151,000 in 1996.

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

The following is a summary of options transactions in each of the last three years. All of such options, which were last granted in 1992, were granted pursuant to the 1985 Incentive Stock Option Plan or the 1985 Non-Qualified Stock Option Plan. As of December 31, 1998, no options had been granted pursuant to the 1995 Plan.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          OPTION PRICE
                                                              OPTIONS       PER SHARE
---------------------------------------------------------------------------------------
Balance, December 31, 1995                                     339,374    $11.81-$25.09
  Exercised                                                   (147,324)    11.81- 16.25
  Cancelled                                                     (4,500)
---------------------------------------------------------------------------------------
Balance, December 31, 1996                                     187,550    $14.36-$25.09
  Exercised                                                    (57,350)    14.36- 19.69
  Cancelled                                                         --
---------------------------------------------------------------------------------------
Balance, December 31, 1997                                     130,200    $14.46-$25.09
  Exercised                                                    (27,300)    14.46- 14.50
  Cancelled                                                         --
---------------------------------------------------------------------------------------
Balance, December 31, 1998                                     102,900    $14.50-$25.09
=======================================================================================

At December 31, 1998, all of the outstanding options in the above table were exercisable at prices ranging from $14.50 to $25.09 per share.

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

The Corporation has a 1994 Performance Based Incentive Compensation Plan (the "Performance Based Plan") in order to comply with the requirements of Section 162(m) of the Internal Revenue Code governing the deductibility of executive officer compensation over $1 million. The Performance Based Plan is designed to provide an incentive to officers who serve on the Management Executive Committee of the Corporation and are in a position to make a material contribution to the successful operation of the Corporation. The Performance Based Plan is administered by the Human Resources Committee, which has the exclusive power to designate recipients of awards, to establish the basis for the amount to be paid pursuant to the awards and to administer the Performance Based Plan in all other respects. The amount, if any, to be paid pursuant to any award granted for any plan year shall be equal to the lesser of a formula with respect to increases in earnings per share over a base year or a specified percentage of net income of the Corporation. For the 1997 and 1996 plan years, the Human Resources Committee certified awards in the aggregate amount of $8.4 million and $5.4 million, respectively, a portion of which were paid out in the form of Restricted Stock under the 1995 Plan. Awards have been granted for the 1998 plan year pursuant to the Performance Based Plan but amounts payable pursuant to such awards have not

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

yet been certified by the Human Resources Committee in accordance with the Performance Based Plan.

In 1998, the Corporation established the 1998 Long-Term Incentive Compensation Plan (the "LTICP"). The LTICP is an unfunded plan, which grants deferred restricted cash awards to certain employees. Individual awards vest after designated restriction periods lapse. Under the LTICP, employees designate the initial investment of their award in one or more mutual funds, which may be changed from time-to-time, and may invest up to 50% of the value of their award in shares of common stock of the Corporation. The investment in shares of the Corporation's common stock are held by a trust and will be delivered to the employee at the end of a designated deferral period. The shares held by the trust are recorded on the balance sheet as common stock in treasury at cost, with the cost of the shares amortized to expense over the life of the restricted period. The expense related to the LTICP in 1998 amounted to $2.7 million. The LTICP will terminate in March 2008, after which no restricted cash awards shall be granted.

16. LINE-OF-BUSINESS INFORMATION

The Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This SFAS established standards for reporting information about operating segments, and related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly used by the chief operating decision making group in deciding how to allocate resources and in assessing performance. The Corporation has strategically aligned its operations into five major segments of business based on the needs of its clients and trading partners. The five major segments of business are Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. The Corporation, manages these segments of business using an internal profitability reporting system. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except as noted below. The information generated is not necessarily comparable with similar information for any other financial institution.

The Corporation uses an internal funds transfer pricing system that calculates a cost of funds or credit for funds using a combination of matched maturity funding for certain assets and liabilities and a blended rate based on various maturities for the remaining assets and liabilities. All assets and liabilities are transfer priced. Common stockholders' equity and the aggregate provision for credit losses are allocated using an economic risk model. The aggregate provision for credit losses assigned to each line of business is based on an economic model that takes into account the borrower's credit rating and tenor. Management has developed a risk-adjusted capital methodology across business lines that quantifies different types of risk, including, but not limited to, credit risk, market risk and operating risk, and assigns capital based on this methodology. Credit risk is based on the remaining tenor for the credit extensions and an internal credit grade assigned to each obligor. Market risk is based on annualized actual exposure. Operating risk is an estimate of the exposure from operations, less specific insurance coverage.

The Corporation uses various methodologies to allocate shared costs based primarily on activity usage, and allocations are made for overhead and taxes. Non-interest income and expenses directly attributable to a line of business are assigned to that business. Direct expenses, incurred by areas whose services support the overall Corporation, are allocated to the business lines for product processing expenditures based on standard unit costs applied to actual volume measurements where possible. Administrative expenses are allocated based on the table of organization for the Corporation and corporate overhead is assigned based on a ratio encompassing income before

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses, total staff costs and allocated risk-adjusted equity. Taxes are assigned to each line of business based on an overall effective tax rate adjusted for special circumstances. The Corporation does not allocate assets that are jointly used by the various lines of business. The cost allocation methodology allows for the allocation of the costs of the shared services.

Transactions between the lines of business are measured on either a market-based rate for deposit and loan transactions or as revenue sharing for specific agreements between the lines of business using current market prices where possible.

It is not practicable to present segment information for years prior to 1998 because it is not available and the cost to develop it would be excessive.

PRIVATE BANKING

The Private Banking segment offers a full range of services for high-net-worth individuals globally including deposit, lending, trading, treasury, investment management products (including Republic Investment Management Account -- RIMA, Republic Portfolio Selection Fund and the Republic Spectrum Account) trust, custody, estate planning, philanthropic advisory services and asset allocation products. The Corporation has private banking locations in North and South America, Europe and Asia. Included as a part of Private Banking is the Corporation's 49%-owned affiliate, Safra Republic. The Corporation includes the investment in Safra Republic in Private Banking due to the similarity of product offerings to different market places and devotes attention to actively managing its investment in Safra Republic.

CONSUMER FINANCIAL SERVICES

The Consumer Financial Services segment offers retail banking, investment, insurance and home finance services and products to more than one million accounts through 82 locations in New York City and the suburban counties of Westchester, Nassau and Suffolk and through 8 locations in southern Florida. The Consumer Financial Services group provides a full range of retail banking, investment insurance and home finance services and products. The services and products offered include; the traditional banking products associated with a full-service commercial bank: checking accounts, money market accounts, savings accounts and certificates of deposit; commercial loans, small business loans, residential mortgages and installment loans; credit cards; safe deposit boxes; as well as mutual funds; fixed and variable annuities and money market funds (including Republic Spectrum Account); PC bill payments, internet banking (starting in January 1999), ATM access 24 hours a day; and life and health insurance. Young Investors Club, Bank for Kids, Student$ense and Renaissance Club are special programs offering financial products and services to specific demographic groups.

The Consumer Financial Services group offers to its customers all of the other products and services managed by the Corporation's other divisions including trust, custody and safekeeping services, collections, letters of credit, banker's acceptances and foreign exchange.

LENDING

Lending continues to be an integral part of the Corporation's overall client relationship. Lending activities cover a variety of industries and industry segments, including domestic and international private banking, small business, middle market, factoring, national and international corporations, commercial real estate and precious metals lending. The Corporation is the leading provider of mortgage financing to cooperative apartments in the country and a substantial lender and provider of business credit to the retail and apparel industry. The market place continues to be very competitive

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the lending businesses and the Corporation has continued to follow a plan of diversity within businesses, the avoidance of high risk transactions and the development of a customer base with a high level of credit quality. Products include working capital lines, banker's acceptances, letters of credit, factoring services, asset based lending, securities lending and commercial mortgages.

GLOBAL TREASURY

The Global Treasury segment is responsible for managing the Corporation's liquidity profile including its asset and liability positions. The Global Treasury units asset and liability management strategy seeks to reduce the Corporation's exposure to changes in external interest rates, while maximizing the level of net interest income generated. The Corporation focuses on liquidity and high asset quality and places a large percentage of funds in U.S. Government-guaranteed and AAA rated asset-backed securities and, from time to time, emerging market instruments, money market and other assets that meet the Corporation's criteria for investment. The Global Treasury segment is the primary source for wholesale funding in the inter-bank market and determines the mix and characteristics of the Corporation's portfolio of investment securities. Cash instruments, as well as derivatives, are used to adjust the interest rate characteristics of specific on-balance-sheet assets and liabilities, in line with the asset and liability strategy.

GLOBAL MARKETS

The Global Markets segment encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging market instruments. With trading centers in Europe, North and South America, Asia and Australia, the Corporation operates 24 hours a day, covering the major international cross-border markets as well as many local markets. Global Markets has been recognized as a leader in foreign exchange, precious metals, banknotes, emerging markets debt securities and derivatives including swaps, options and structured products. The Global Market desks will customize products to suit the needs of clients, which include financial institutions, corporations, individuals and central banks. In addition, from time to time, Global Markets may take proprietary positions following established limits and risk profiles. In 1999, the Corporation announced its intention to dismantle the prime brokerage activities within Republic New York Securities Corporation and the market-making business within the derivative products groups and consolidate back offices, increase technology and focus on structuring products for Private Banking.

OTHER

Other includes all items that are allocated as a net amount, the residual effects of unallocated activities and those not allocated to specific segments such as expenses related to Year 2000 activities and the implementation of the euro. Also included are the elimination of intersegment activities and the remaining effects at the corporate level after implementation of management accounting policies including residual credit provisions.

No single external customer provides more than 10% of the Corporation's total operating revenue. The Corporation, since it does not review the results on a product and service basis, finds it impracticable to report revenues from external customers for each product and service.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents summary information related to the Corporation's lines of business for the year ended December 31, 1998.

                                    CONSUMER
                        PRIVATE     FINANCIAL                   GLOBAL        GLOBAL
   (IN THOUSANDS)       BANKING     SERVICES      LENDING      TREASURY       MARKETS        OTHER         TOTAL
-------------------------------------------------------------------------------------------------------------------
Net interest income    $   65,490   $348,128    $   248,539   $   256,916   $   118,729   $    (3,539)  $ 1,034,263
Other income              197,302     57,054         62,478      (180,771)      149,140         3,395       288,598
Revenue sharing            17,304     10,542            208       (12,900)      (15,168)           14            --
Income taxes               40,663     36,282         34,647       (33,079)       11,023        (1,287)       88,249
Net income (loss)      $  104,850   $ 84,602    $    65,150   $   (24,634)  $    20,469   $    (2,390)  $   248,047
===================================================================================================================
Average assets         $2,668,607   $861,250    $10,367,136   $31,495,660   $11,837,675   $(3,438,290)  $53,792,038
Depreciation of
  premises and
  equipment                 1,736      6,310          3,828         1,306         1,590        43,969        58,739
Amortization of
  goodwill and
  intangibles                  --     18,113          5,439           222         3,476            --        27,250
===================================================================================================================

The following table presents total operating revenue by geographic area based on the location of the customer for each of the years in the three-year period ended December 31, 1998.

(IN THOUSANDS)                                                   1998          1997          1996
----------------------------------------------------------------------------------------------------
United Kingdom                                                $   66,412    $   60,341    $   64,197
Europe                                                           (32,247)      155,627        90,152
Canada                                                            53,372        50,362        35,722
Far East and Australia                                           150,581       132,510        90,289
Caribbean money center locations, Central and South America      164,906       175,754       180,332
Middle East and Africa                                             5,328         5,449         5,689
United States                                                    914,509       976,130       941,919
----------------------------------------------------------------------------------------------------
Total                                                         $1,322,861    $1,556,173    $1,408,300
====================================================================================================

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

The Corporation is obligated under noncancellable leases that expire at various times through 2078. The minimum rental commitments on noncancellable leases for premises are $29.1 million in 1999, $26.7 million in 2000, $23.7 million in 2001, $22.5 million in 2002, $20.8 million in 2003 and an aggregate of $77.0 million thereafter until the expiration of the leases. The minimum rental commitments have not been reduced by aggregate minimum sublease rentals of $21.3 million. Actual net rental expense in 1998, 1997 and 1996 aggregated $36.4 million, $35.7 million and $37.6 million, respectively.

The subsidiary banks of the Corporation are required to maintain reserves with the Federal Reserve Bank against certain balances. The average required reserves maintained during 1998 totaled $12 million.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Corporation's financial instruments. The estimated fair values of derivative financial instruments used as hedges are presented with the related on-balance-sheet asset or liability.

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                            1998                      1997
                                                   ----------------------    ----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
(IN MILLIONS)                                       VALUE      FAIR VALUE     VALUE      FAIR VALUE
---------------------------------------------------------------------------------------------------
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks                $ 4,219       $ 4,227     $ 4,757       $ 4,764
  Derivative related                                     --            (2)         --           (12)
Securities held to maturity                           6,732         6,946       9,237         9,463
  Derivative related                                     --           (63)         --           (71)
Securities available for sale                        16,680        16,680      16,428        16,428
  Derivative related                                   (245)         (245)       (151)         (151)
Trading account assets                                1,268         1,268         909           909
  Derivative related                                  2,129         2,129       3,602         3,602
Loans, net                                           13,355        13,788      12,033        12,374
  Derivative related                                     --           (21)         --            --
Other financial assets                                3,118         3,118       5,631         5,631
---------------------------------------------------------------------------------------------------
                                                     47,256        47,825      52,446        52,937
---------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES, INCLUDING HEDGES:
Deposits with no stated maturity and deposits
  maturing within six months                         29,304        29,304      28,543        28,543
Deposits maturing in over six months                  3,916         3,875       4,847         4,845
  Derivative related                                     --           (28)         --            (4)
Trading account liabilities                             932           932       1,061         1,061
  Derivative related                                  2,418         2,418       4,260         4,260
Short-term borrowings                                 4,441         4,441       5,614         5,614
  Derivative related                                     --             2          --            (3)
Long-term debt, subordinated long-term debt,
  perpetual capital notes and preferred
  securities of subsidiary trusts                     4,538         4,854       4,814         5,079
  Derivative related                                     --          (217)         --          (107)
Other financial liabilities                           1,326         1,326       2,590         2,590
---------------------------------------------------------------------------------------------------
                                                     46,875        46,907      51,729        51,878
---------------------------------------------------------------------------------------------------
Net financial liabilities                           $   381       $   918     $   717       $ 1,059
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Estimated net fair value in excess of carrying
  value                                                           $   537                   $   342
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The following presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments. Financial instruments are defined as cash, evidence of an ownership in an entity, a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument, a derivative financial instrument, such as a future, forward, swap or option contract or other financial instrument with similar characteristics. Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The Corporation operates as a going concern, and, except for its investment securities portfolio, trading account assets and liabilities and off-balance-sheet instruments that trade on an organized exchange or in an active secondary market, no active market exists for its financial instruments. The application of the information used to determine fair value is highly subjective and judgmental in nature, and,

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

therefore, such valuation may not be precise. The subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the statement of condition date, the amounts which will actually be realized or paid upon settlement or maturity of the various financial instruments could be significantly different.

The Corporation has a significant portion of its assets and liabilities in financial instruments that have remaining maturities of less than six months. These short-term financial instruments, except for those financial instruments for which an active market exists, are valued without regard to maturity and are considered to have fair values equivalent to their carrying value.

Financial Assets

Interest-bearing deposits with banks, amounting to $3.9 billion in 1998 and $4.4 billion in 1997, mature within six months and are considered to have a fair value equivalent to their carrying value. The fair value of interest-bearing deposits with banks maturing in more than six months is estimated using a discounted cash flow model based on current market rates for comparable instruments with similar maturities.

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

Financial Liabilities

Deposits without a stated maturity include demand, savings and money market accounts. These deposits amounted to $10.7 billion in 1998 and $8.9 billion in 1997 and are reported at their carrying value. No value has been assigned to the franchise value of these deposits. The Corporation believes, however, that significant value exists in this type of deposit and in its franchises and individual business units. Deposits maturing within six months aggregated $18.6 billion in 1998 and $19.6 billion in 1997, and their fair value is considered to equal their carrying value. The fair value of deposits maturing in more than six months is based on rates offered for deposits with similar remaining maturities.

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

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Off-Balance-Sheet Financial Instruments

Commitments to extend credit, standby letters of credit and foreign office guarantees and commercial letters of credit aggregated $9.6 billion and $7.9 billion at year end 1998 and 1997, respectively. If ultimately funded, these commitments are priced at current market rates.

Interest rate and foreign exchange contracts entered into for hedging purposes have fair values equivalent to the amount that would be received or paid to terminate the contract at the reporting date.

Asset/liability management contracts, primarily interest rate swaps, are recorded on an accrual basis as an adjustment to the interest income or expense of the related asset or liability. These derivative contracts are used to limit the Corporation's sensitivity to changes in interest rates, currency exchange rates or market risks related to the corresponding on-balance-sheet financial instrument. The Corporation's portfolio of securities available for sale is reported on the balance sheet at estimated fair value including unrealized gains and losses on related hedge contracts.

19. DERIVATIVE FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISK

Nature and Terms of Interest Rate, Foreign Exchange, Precious Metals and Other Financial Instruments

The Corporation is a party to various derivative financial instruments as an end user to manage its asset and liability exposure to interest rate and currency fluctuations and as a dealer to meet similar needs of its customers, as well as in trading for its own account.

Derivative instruments are contracts whose value is derived from the value of an underlying financial instrument, currency or physical commodity or an index thereon. Derivative instruments, with the exception of cross-currency foreign exchange contracts, do not generally involve exchange of principal amounts but may involve the payment of a fee or receipt of a premium at the inception of a contract. Certain instruments, including futures and forward contracts, commit the Corporation to buy or sell, at a future date, a specified financial instrument, currency or precious metal or other commodity at an agreed-to price. Futures contracts, which are traded on organized exchanges, require daily settlement and are settled through clearing houses which act as the counterparty to each contract. Forward contracts are customized transactions that require no cash settlement until the end of the contract. Other contracts involve commitments to settle in cash, on a periodic basis, differentials between specified indices which are applied to a notional principal amount. Purchased option contracts give the holder the right, but not the obligation, to acquire or sell for a limited time period a financial instrument, currency, precious metal or other commodity at a designated price upon payment of a fee at the commencement of the contract. The writer of an option receives a premium at the outset of a contract as payment for assuming the risk of unfavorable changes in the price of the underlying instrument, or index.

The Corporation is an international dealer in derivative instruments, denominated in U.S. dollars and other currencies, which include futures, forwards, swaps and options related to interest rates,

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

foreign exchange rates, equity indices and commodity prices. The Corporation focuses on the structuring of customized transactions to meet clients' needs. Counterparties with the Corporation are generally financial institutions, including banks, central banks, other government agencies, both foreign and domestic, and insurance companies.

Asset/liability management activities are conducted principally through the use of interest rate contracts in the form of swaps. Interest rate swap contracts obligate the Corporation to exchange the difference between fixed rate and floating rate interest amounts based on an agreed notional amount. These contracts are intended to reduce the impact on net interest margin of interest rate fluctuations as assets and liabilities may reprice at different times. Interest rate caps and floors are purchased to limit exposure to unfavorable interest rate changes. By paying a premium to the writer, the Corporation receives the difference between a specified market interest rate and the fixed cap or floor rate.

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

The following table summarizes the notional or contractual amounts of derivative instruments used in trading or asset/liability management. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favorable and unfavorable value to the Corporation. These notional amounts do not represent the amounts to be exchanged by the Corporation, nor do they measure the exposure to credit or market risk. Contractual/notional amounts of asset/liability management positions include intercompany transactions that are established between independent trading departments of the Corporation that act as counterparties. Classification of the amounts shown below as trading or asset/liability management are based on management's intent at the inception of the individual contract. Credit risk related to the notional or contractual amounts represent the estimated cost to replace all contracts in a gain position, assuming all counterparties fail to settle their contracts on a timely basis and ignoring the value of collateral

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

held. This exposure may be limited by offsetting asset or liability positions held by the Corporation or by the use of master netting agreements.

                                                                  DECEMBER 31,
                                           ----------------------------------------------------------
                                                      1998                           1997
                                           ---------------------------    ---------------------------
                                                          CONTRACTUAL/NOTIONAL AMOUNTS
                                           ----------------------------------------------------------
                                                       ASSET/LIABILITY                ASSET/LIABILITY
(IN MILLIONS)                              TRADING       MANAGEMENT       TRADING       MANAGEMENT
----------------------------------------------------------------------    ---------------------------
INTEREST RATE:
  Futures and forwards                     $ 18,003            $    --    $ 11,449           $  2,492
  Swaps                                      22,607             12,545      26,427             12,339
  Options written                             5,349                 --       7,324                 --
  Options purchased                           5,968              5,398       8,773              5,673
----------------------------------------------------------------------    ---------------------------
                                           $ 51,927            $17,943    $ 53,973            $20,504
======================================================================    ===========================
FOREIGN EXCHANGE:
  Swaps, futures and forwards              $ 67,633            $   806    $103,660            $ 1,234
  Options written                            16,384                 --      31,843                 --
  Options purchased                          16,159                 --      31,245                 --
----------------------------------------------------------------------    ---------------------------
                                           $100,176            $   806    $166,748            $ 1,234
======================================================================    ===========================
OTHER-PRINCIPALLY PRECIOUS METALS:
  Swaps, futures and forwards              $ 16,918            $    --    $ 18,417            $    --
  Options written                             3,168                 --       4,435                 --
  Options purchased                           3,131                 --       4,994                 --
----------------------------------------------------------------------    ---------------------------
                                           $ 23,217            $    --    $ 27,846            $    --
======================================================================    ===========================

Using replacement cost at the prevailing rate on all contracts in a gain position, the Corporation's estimated risk of loss was $424 million at year-end 1998 and $701 million at year-end 1997, on interest rate contracts, and $1.3 billion at year-end 1998 and $2.9 billion at year-end 1997 on foreign exchange and precious metals contracts.

Credit Related Instruments

In the normal course of its business, the Corporation has outstanding commitments and contingent liabilities that are not reflected in the consolidated financial statements. The Corporation enters into various types of agreements with its customers which support the customer's credit standing, guarantee customers' performance to third parties or commit to advance funds in the form of loans. These commitments usually have fixed expiration dates and may require the customer to pay a fee. The aggregate of such commitments and contingent obligations represents the maximum principal amount which the Corporation may be required to disburse and the maximum potential exposure if all such obligations were ultimately to become worthless. To control risk of loss, global credit limits which cover total exposure across all products are established for each counterparty and are monitored and reviewed regularly.

A summary of the contractual amount of credit related instruments at December 31, is as follows:

(IN MILLIONS)                                                  1998      1997
------------------------------------------------------------------------------
Commitments to extend credit                                  $6,814    $5,574
Standby letters of credit and foreign office guarantees        2,318     1,722
Commercial letters of credit                                     471       606
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Related Risk Concentrations

In the normal course of its business, the Corporation's activities include significant amounts of credit risk in its relationships with domestic and international financial institutions. Such obligations aggregated approximately 18% at December 31, 1998 and 22% at December 31, 1997 of the Corporation's on-balance-sheet financial instruments. This exposure included approximately 52% at year-end 1998 and 45% at year-end 1997, in the form of interest-bearing deposits with foreign banks and branches and agencies of foreign banks located in the United States. The Corporation's on-balance-sheet financial instrument credit exposure to the U.S. federal government and its agencies' was approximately 30% at year-end 1998 and 1997, respectively. The Corporation's real estate loan portfolio represented approximately 12% at year-end 1998 and 8% at year-end 1997 of on-balance-sheet financial instruments. Credit exposure in the real estate loan portfolio is concentrated in loans in the New York metropolitan area, secured by multi-family and commercial real estate properties and, to a lesser degree, residential properties.

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

                       (IN THOUSANDS)                           1998        1997
----------------------------------------------------------------------------------
ASSETS:
  Interest-bearing deposits with banks                        $  9,467    $ 11,357
  Securities available for sale                                  9,022          --
  Loans                                                        107,671     119,303
==================================================================================
LIABILITIES:
  Deposits                                                    $332,319    $325,540
  Trading account liabilities                                    8,970       4,565
  Short-term borrowings                                         40,966      20,590
  Long-term debt                                                    --       4,872
==================================================================================

At December 31, 1998, Mr. Edmond J. Safra, through Saban S.A. and a subsidiary thereof, owned approximately 28.8% of the Corporation's outstanding Common Stock and, through Saban S.A., owned approximately 20.8% of Safra Republic's outstanding common shares.

Mr. Safra, through Saban S.A. and a subsidiary thereof, has received approval, which expires on July 2, 1999, from the Board of Governors of the Federal Reserve System (the "FRB") to acquire up to 3,134,200 additional shares of Common Stock of the Corporation in the open market and through privately negotiated transactions. If all such shares of Common Stock were acquired, Mr. Safra would increase his ownership to approximately 31.7% of the Corporation's outstanding Common Stock.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. STOCKHOLDER'S EQUITY OF REPUBLIC NATIONAL BANK OF NEW YORK

A summary of changes in the stockholder's equity accounts of the Bank is as follows:

                       (IN THOUSANDS)                            1998          1997
--------------------------------------------------------------------------------------
COMMON STOCK:
Balance at beginning and end of year                          $  400,000    $  400,000
======================================================================================
SURPLUS:
Balance at beginning of year                                  $1,636,155    $1,631,834
  Capital contribution by parent                                      --         6,497
  Treasury stock transactions of affiliate                        (1,110)       (2,176)
--------------------------------------------------------------------------------------
Balance at end of year                                        $1,635,045    $1,636,155
======================================================================================
RETAINED EARNINGS:
Balance at beginning of year                                  $1,277,738    $1,125,495
  Net income                                                     282,399       427,243
  Dividends declared                                            (200,000)     (275,000)
--------------------------------------------------------------------------------------
Balance at end of year                                        $1,360,137    $1,277,738
======================================================================================
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Balance at beginning of year                                  $  (23,816)   $   17,175
  Net depreciation on securities available for sale             (339,943)      (18,237)
  Less: reclassification adjustment for gains (losses)
    included in net income                                      (103,342)        6,538
--------------------------------------------------------------------------------------
  Net unrealized depreciation on securities available for
    sale                                                        (236,601)      (24,775)
  Foreign currency translation                                   (13,983)      (16,216)
--------------------------------------------------------------------------------------
  Other comprehensive loss                                      (250,584)      (40,991)
--------------------------------------------------------------------------------------
Balance at end of year                                        $ (274,400)   $  (23,816)
======================================================================================
TOTAL STOCKHOLDER'S EQUITY:
Balance at beginning of year                                  $3,290,077    $3,174,504
  Net changes during the year                                   (169,295)      115,573
--------------------------------------------------------------------------------------
Balance at end of year                                        $3,120,782    $3,290,077
======================================================================================
TOTAL COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Net income                                                    $  282,399    $  427,243
Other comprehensive loss                                        (250,584)      (40,991)
--------------------------------------------------------------------------------------
Balance at end of year                                        $   31,815    $  386,252
======================================================================================

The Bank, as a national banking association, is subject to legal limitations on the amount of dividends that may be paid to the Corporation, the Bank's sole shareholder. The prior approval of the Comptroller of the Currency (the "OCC") is required to the extent the total of all dividends to be declared and paid by a national bank in any calendar year exceeds net profits (as defined) for that year combined with its retained net profits for the two preceding calendar years, less any required transfers to surplus. Under this limitation, at December 31, 1998, the Bank may declare dividends without the prior approval of the OCC of up to $234 million, plus an additional amount equal to the Bank's retained net profits for 1999 to the date of any dividend declaration.

The Federal Reserve Act limits extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, affiliates by member banks and also requires that such transactions be secured by specific obligations. Such transactions, aggregated with certain other transactions with an affiliate, are limited to 10% of the Bank's capital and surplus, as defined, to such affiliate and to 20% of such amount in the aggregate to all such affiliates. Based upon these requirements, assuming adequate qualifying collateral was available, the Bank could have advanced up to $340 million to the Corporation at December 31, 1998.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22.  REGULATORY CAPITAL REQUIREMENTS

The Corporation's leverage ratio and its risk-based capital ratios include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the FRB specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the Corporation's portfolio of securities available for sale.

The following table presents data related to regulatory capital requirements for the Corporation and the Bank at December 31, in each of the last two years.

                                                                  FOR CAPITAL
                                                                    ADEQUACY            TO BE WELL
                                                ACTUAL              PURPOSES           CAPITALIZED
                                          ------------------   ------------------   ------------------
         (DOLLARS IN THOUSANDS)             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
------------------------------------------------------------   ------------------   ------------------
AS OF DECEMBER 31, 1998
Total Capital (to Risk Weighted Assets):
  Republic New York Corp. and
    Subsidiaries                          $7,360,308   22.99%  $2,561,436     8%    $3,201,795    10%
  Republic National Bank of New York       4,328,121   18.26%   1,896,399     8%     2,370,498    10%
Tier 1 Capital (to Risk Weighted
  Assets):
  Republic New York Corp. and
    Subsidiaries                          $4,465,264   13.95%  $1,280,718     4%    $1,921,077     6%
  Republic National Bank of New York       3,091,202   13.04%     948,199     4%     1,422,299     6%
Leverage Ratio -- Tier 1 Capital (to
  Average Assets):
  Republic New York Corp. and
    Subsidiaries                          $4,465,264   6.51%   $2,059,115     3%    $2,059,115     3%
  Republic National Bank of New York       3,091,202   6.74%    1,376,812     3%     2,294,687     5%

AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted Assets):
  Republic New York Corp. and
    Subsidiaries                          $6,850,590   21.58%  $2,539,816     8%    $3,174,769    10%
  Republic National Bank of New York       3,991,451   17.64%   1,809,714     8%     2,262,142    10%
Tier 1 Capital (to Risk Weighted
  Assets):
  Republic New York Corp. and
    Subsidiaries                          $4,118,326   12.97%  $1,269,908     4%    $1,904,862     6%
  Republic National Bank of New York       2,998,122   13.25%     904,857     4%     1,357,285     6%
Leverage Ratio -- Tier 1 Capital (to
  Average Assets):
  Republic New York Corp. and
    Subsidiaries                          $4,118,326   5.60%   $2,207,113     3%    $2,942,817     4%
  Republic National Bank of New York       2,998,122   6.09%    1,477,950     3%     2,463,250     5%

As of December 31, 1998, the Bank exceeded all minimum regulatory capital requirements and the requirements to be a "well capitalized" institution as set forth in the above table.

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23. REPUBLIC NEW YORK CORPORATION (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                       (IN THOUSANDS)                            1998          1997
--------------------------------------------------------------------------------------
ASSETS
Deposits with subsidiary bank, principally interest-bearing   $  716,682    $  420,625
Investment in bank subsidiaries                                3,186,721     3,344,142
Investment in non-bank subsidiaries                            1,083,026     1,127,286
Securities held to maturity                                      141,355       136,220
Securities available for sale                                    455,094       615,107
Investment in subordinated debt of subsidiary bank               950,000       825,000
Securities purchased under resale agreements                         124       168,809
Securities purchased under resale agreements with subsidiary
  bank                                                                --       166,794
Advances to non-bank subsidiaries                                160,700       338,310
Loans, net of unearned income                                     18,636        46,598
Trading account assets                                           167,392         9,255
Dividends receivable from subsidiaries                           100,000            --
Other assets                                                     257,637       176,614
--------------------------------------------------------------------------------------
  Total assets                                                $7,237,367    $7,374,760
======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Commercial paper                                              $  700,483    $  418,911
Trading account liabilities                                      153,842       286,975
Other liabilities                                                136,400       120,709
Long-term debt (note 10)                                         100,000       100,000
Subordinated long-term debt and perpetual capital notes
  (note 10)                                                    2,645,700     2,650,000
Junior subordinated debt issued to subsidiary trusts             360,192       360,185
Stockholders' equity (notes 12, 13 and 15):
  Cumulative preferred stock, no par value                       500,000       500,000
  Common stock, $5 par value                                     536,611       543,543
  Surplus                                                         96,487       149,763
  Retained earnings                                            2,373,147     2,259,172
  Accumulated other comprehensive income (loss), net of
     taxes                                                      (361,872)      (14,498)
  Common stock in treasury, at cost 55,905 shares                 (3,623)           --
--------------------------------------------------------------------------------------
  Total stockholders' equity                                   3,140,750     3,437,980
--------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                  $7,237,367    $7,374,760
======================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                       (IN THOUSANDS)                           1998        1997        1996
----------------------------------------------------------------------------------------------
INCOME:
  Dividends from bank subsidiaries                            $200,000    $285,282    $230,000
  Dividends from non-bank subsidiaries                          13,150      40,500      11,000
  Interest from subsidiaries                                   108,404     104,701      90,524
  Interest and dividend income                                  44,225      61,060      59,473
  Trading revenue (loss)                                        (3,182)        971       2,444
  Investment securities transactions, net                      (10,554)        333         108
  Gain on redemption of investment in subordinated debt of
    subsidiary bank                                             12,980          --          --
  Other income                                                   2,116       4,726       1,538
----------------------------------------------------------------------------------------------
      Total income                                             367,139     497,573     395,087
----------------------------------------------------------------------------------------------
EXPENSES:
  Salaries and employee benefits                                59,102      48,833      38,519
  Interest on short-term borrowing and long-term debt          248,872     251,752     224,873
  Other expenses                                                15,735       3,867      11,072
----------------------------------------------------------------------------------------------
      Total expenses                                           323,709     304,452     274,464
----------------------------------------------------------------------------------------------
  Income before income tax benefit and equity in
    undistributed net income of subsidiaries                    43,430     193,121     120,623
  Applicable income tax benefit -- current                      62,306      54,617      57,437
----------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARIES                                                 105,736     247,738     178,060
Equity in undistributed net income of subsidiaries             142,311     201,370     240,780
----------------------------------------------------------------------------------------------
NET INCOME                                                    $248,047    $449,108    $418,840
==============================================================================================

                         REPUBLIC NEW YORK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS)                           1998         1997         1996
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 248,047    $ 449,108    $ 418,840
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Equity in undistributed net income of subsidiaries           (142,311)    (201,370)    (240,780)
  Net change in trading accounts                               (291,270)     313,248      (25,422)
  Net change in dividends receivable from subsidiaries         (100,000)      65,000       19,000
  Other, net                                                    (65,332)     (12,189)     (24,709)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            (350,866)     613,797      146,929
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits with subsidiary bank                                  (296,057)     151,808      (96,891)
Cash contributions to bank and non-bank subsidiaries             (5,050)     (41,232)    (153,752)
Short-term investments                                          154,878      311,049     (154,348)
Investment in subordinated debt of subsidiary bank             (125,000)    (250,000)     100,000
Securities purchased under resale agreements                    168,685     (168,809)          --
Securities purchased under resale agreements with subsidiary
  bank                                                          166,794     (166,794)          --
Advances to subsidiaries                                        177,610       31,728      (65,670)
Loans                                                            27,962      (32,257)       1,151
Other, net                                                       15,652       25,077       16,881
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities             285,474     (139,430)    (352,629)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper                                                281,572     (443,436)     194,784
Proceeds from issuance of subordinated long-term debt                --      250,000      100,000
Proceeds from issuance of junior subordinated debt to
  subsidiary trusts                                                   7           12      360,173
Repayment of subordinated long-term debt                         (4,300)          --     (100,000)
Repayment of long-term debt                                          --           --     (100,000)
Net proceeds from issuance of cumulative preferred stock             --      146,900           --
Repurchase of cumulative preferred stock                             --     (205,800)     (19,200)
Repurchase of common stock                                      (95,357)    (107,905)    (133,724)
Cash dividends paid                                            (132,387)    (120,829)    (115,136)
Purchase of treasury stock, at cost                              (3,623)          --           --
Other, net                                                       19,480        6,691       18,803
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              65,392     (474,367)     205,700
-------------------------------------------------------------------------------------------------
Cash and due from banks at beginning and end of year          $      --    $      --    $      --
=================================================================================================

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

[KPMG LLP LOGO]

The Board of Directors and Stockholders
Republic New York Corporation:

We have audited the accompanying consolidated statements of condition of Republic New York Corporation (the "Corporation") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998, and the consolidated statements of condition of Republic National Bank of New York as of December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic New York Corporation as of December 31, 1998 and 1997, and the results of its operations, and its cash flows for each of the years in the three year period ended December 31, 1998, and the consolidated financial position of Republic National Bank of New York as of December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                              /s/ KPMG LLP

New York, New York
January 19, 1999

                         REPUBLIC NEW YORK CORPORATION

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

KPMG LLP, the Corporation's independent auditors, have audited the consolidated financial statements of the Corporation and its report thereon is presented herein. Such report represents that as of and for the periods indicated the Corporation's consolidated financial statements present fairly, in all material respects, its financial position and results of operations and its cash flows in conformity with generally accepted accounting principles.

Internal Controls Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining effective internal controls over financial reporting presented in conformity with generally accepted accounting principles. These internal controls contain monitoring mechanisms, and actions are taken to correct deficiencies identified.

The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Corporation. The Audit Committee of the Board of Directors is responsible for ascertaining that the accounting policies employed by management are reasonable and that internal controls are adequate. The Director of Internal Audit of the Corporation conducts audits and reviews the Corporation's worldwide operations and reports directly to the Audit Committee of the Board of Directors. In addition, KPMG LLP has direct, private access to the Audit Committee of the Board of Directors to discuss the results of its audits as well as other auditing and financial reporting matters as it deems necessary.

There are inherent limitations in internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the Corporation's internal controls over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998. This assessment was based on criteria for effective internal controls over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, the Corporation maintained effective internal controls over financial reporting presented in conformity with generally accepted accounting principles.

Compliance With Laws And Regulations

Management is also responsible for maintaining effective internal controls over compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders.

Management has assessed its compliance with the aforementioned laws and regulations. Based on this assessment, management believes that the Corporation's insured depository subsidiaries, Republic National Bank of New York and Republic Bank California National Association, complied, in all material respects, with such laws and regulations during the year ended December 31, 1998.

/s/ Walter H. Weiner                           /s/ Stan Martin
Walter H. Weiner                               Stan Martin
Chairman of the Board and                      Executive Vice President and
  Chief Executive Officer                      Chief Financial Officer

New York, New York
January 19, 1999

REPUBLIC NEW YORK CORPORATION
INDEPENDENT ACCOUNTANT'S REPORT ON
MANAGEMENT'S ASSERTIONS RELATED TO
INTERNAL CONTROLS OVER FINANCIAL REPORTING

[KPMG LLP LOGO]

The Board of Directors
Republic New York Corporation:

We have examined management's assertion that Republic New York Corporation (the "Corporation") maintained effective internal controls over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998 included in the accompanying Report of Management-Internal Controls over Financial Reporting.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal controls over financial reporting, testing, and evaluating the design and operating effectiveness of the internal controls, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, errors or fraud may occur and not be detected. Also, projections of any evaluation of the internal controls over financial reporting to future periods are subject to the risk that the internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Corporation maintained effective internal controls over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998 is fairly stated, in all material respects, based upon criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                                                /s/ KMPG LLP

New York, New York
January 19, 1999

SUPPLEMENTARY DATA

                         REPUBLIC NEW YORK CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                       DECEMBER 31,
                                          -----------------------------------------------------------------------
             (IN THOUSANDS)                  1998           1997           1996           1995           1994
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                   $ 1,040,290    $   901,783    $   710,183    $   675,683    $   867,242
Interest-bearing deposits with banks        4,218,893      4,756,804      5,909,195      6,094,495     10,242,061
Precious metals                               977,783      1,241,956      1,231,319      1,250,038      1,456,269
Securities held to maturity                 6,731,714      9,237,151      8,135,068      4,487,022      5,887,672
Securities available for sale              16,434,523     16,276,667     13,040,445     11,751,523      5,552,056
-----------------------------------------------------------------------------------------------------------------
      Total investment securities          23,166,237     25,513,818     21,175,513     16,238,545     11,439,728
-----------------------------------------------------------------------------------------------------------------
Trading account assets                      3,397,110      4,510,955      4,807,788      4,035,606      2,543,637
Federal funds sold and securities
  purchased under resale agreements           689,335      2,169,291      2,109,109      1,749,268      1,123,925
Loans, net of unearned income              13,648,837     12,359,741     11,721,936      9,843,960      8,913,490
Allowance for credit losses                  (293,952)      (326,481)      (350,358)      (300,593)      (319,220)
Customers' liability on acceptances            36,287        121,022        938,615        818,007      1,514,461
Accounts receivable and accrued interest    1,352,619      2,452,721      2,108,318      1,946,077      1,797,491
Investment in affiliate                       849,677        864,178        806,274        722,466        607,818
Premises and equipment                        467,651        469,103        469,231        436,771        428,017
Other assets                                  873,387        603,464        661,728        371,231        452,986
-----------------------------------------------------------------------------------------------------------------
      Total assets                        $50,424,154    $55,638,355    $52,298,851    $43,881,554    $41,067,905
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
  In domestic offices                     $ 2,882,572    $ 2,699,819    $ 2,296,267    $ 1,740,035    $ 1,701,667
  In foreign offices                          179,709        222,957        177,675        160,133        114,503
Interest-bearing deposits:
  In domestic offices                      10,904,022     12,214,760     12,559,554      8,471,452      8,534,562
  In foreign offices                       19,253,456     18,251,998     16,692,083     14,548,013     12,375,270
-----------------------------------------------------------------------------------------------------------------
      Total deposits                       33,219,759     33,389,534     31,725,579     24,919,633     22,726,002
-----------------------------------------------------------------------------------------------------------------
Trading account liabilities                 3,350,456      5,320,864      4,402,085      3,719,651      2,087,594
Short-term borrowings                       4,441,210      5,613,834      5,446,841      3,890,768      4,969,394
Acceptances outstanding                        37,465        121,371        939,598        819,766      1,517,675
Accounts payable and accrued expenses         940,129      2,191,840      1,405,822      2,840,048      1,325,953
Due to factored clients                       589,263        593,815        604,686        528,684        680,010
Other liabilities                             166,649        154,682        218,910        193,645        134,792
Long-term debt                              1,542,773      1,814,435      1,498,710      1,555,111      2,580,831
Subordinated long-term debt and
  perpetual capital notes                   2,645,700      2,650,000      2,400,000      2,406,440      2,406,266
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely junior
  subordinated debt securities                350,000        350,000        350,000             --             --
Stockholders' equity:
  Preferred stock, no par value               500,000        500,000        555,800        575,000        672,500
  Common stock, $5 par value                  536,611        543,543        550,095        562,596        526,212
  Surplus                                      96,487        149,763        227,378        308,710        174,547
  Retained earnings                         2,373,147      2,259,172      1,934,824      1,631,809      1,457,732
  Accumulated other comprehensive income
    (loss), net of taxes                     (361,872)       (14,498)        38,523        (70,307)      (191,603)
  Common stock in treasury, at cost            (3,623)            --             --             --             --
-----------------------------------------------------------------------------------------------------------------
      Total stockholders' equity            3,140,750      3,437,980      3,306,620      3,007,808      2,639,388
-----------------------------------------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity              $50,424,154    $55,638,355    $52,298,851    $43,881,554    $41,067,905
=================================================================================================================

                         REPUBLIC NEW YORK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

    (IN THOUSANDS EXCEPT PER SHARE DATA)          1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                     $1,107,681    $1,069,583    $  919,230    $  749,719    $  696,816
Interest on deposits with banks                   273,284       298,416       376,030       526,185       414,294
Interest and dividends on investment
  securities:
  Taxable                                       1,540,161     1,511,817     1,279,226       927,740       871,785
  Exempt from federal income taxes                 81,951        90,134        93,257        89,744        76,783
Interest on trading account assets                 77,184       115,594        67,279        55,736        55,736
Interest on federal funds sold and securities
  purchased under resale agreements               153,703       124,347        98,061        97,547        57,915
-----------------------------------------------------------------------------------------------------------------
      Total interest income                     3,233,964     3,209,891     2,833,083     2,446,671     2,173,329
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest on deposits                            1,469,985     1,451,023     1,282,205     1,138,075       827,790
Interest on short-term borrowings                 425,318       449,009       333,075       218,804       218,529
Interest on long-term debt                        304,398       281,994       255,618       270,893       280,536
-----------------------------------------------------------------------------------------------------------------
      Total interest expense                    2,199,701     2,182,026     1,870,898     1,627,772     1,326,855
-----------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                             1,034,263     1,027,865       962,185       818,899       846,474
Provision for credit losses                         8,000        16,000        32,000        12,000        19,000
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  credit losses                                 1,026,263     1,011,865       930,185       806,899       827,474
-----------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME (LOSS):
Trading revenue                                   140,095       170,675       175,806       175,846       169,315
Investment securities transactions, net          (186,086)       35,117        23,247        25,663        14,971
Revenue from loans sold or held for sale            8,682        19,838           974         6,765         1,763
Commission income                                  95,805        87,524        71,393        56,935        57,297
Equity in earnings of affiliate                   132,708       125,116        93,418        79,481        77,376
Other income                                       97,394        90,038        81,277        68,191        65,646
-----------------------------------------------------------------------------------------------------------------
      Total other operating income                288,598       528,308       446,115       412,881       386,368
-----------------------------------------------------------------------------------------------------------------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                    520,830       475,017       420,101       381,616       381,183
Occupancy, net                                     74,577        71,325        72,692        57,975        55,425
Restructuring and related charges                      --            --            --       120,000        17,000
Other expenses                                    383,158       357,501       292,961       262,074       267,868
-----------------------------------------------------------------------------------------------------------------
      Total other operating expenses              978,565       903,843       785,754       821,665       721,476
-----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                        336,296       636,330       590,546       398,115       492,366
Income taxes                                       88,249       187,222       171,706       109,466       152,358
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                     $  248,047    $  449,108    $  418,840    $  288,649    $  340,008
=================================================================================================================

NET INCOME APPLICABLE TO COMMON STOCK -
  DILUTED                                      $  220,248    $  423,281    $  386,027    $  256,764    $  315,853
=================================================================================================================
Net income per common share(1):
  Basic                                             $2.09         $3.99         $3.58         $2.39         $2.97
  Diluted                                            2.07          3.94          3.54          2.32          2.85
Cash dividends declared per common share(1)          1.00          0.92          0.76          0.72          0.66
Average common shares outstanding(1):
  Basic                                           104,328       105,625       107,481       104,641       102,001
  Diluted                                         106,236       107,461       109,189       110,512       110,963

(1) Adjusted to reflect a two-for-one common stock split distributed in June, 1998.

                         REPUBLIC NEW YORK CORPORATION
                SELECTED FINANCIAL DATA -- SUMMARY OF UNAUDITED
                        QUARTERLY FINANCIAL INFORMATION

                                                                         --------------------1997--------------------
     (In thousands       --------------------1998--------------------
EXCEPT PER SHARE DATA)    FOURTH      THIRD       SECOND      FIRST       FOURTH      THIRD       SECOND      FIRST
---------------------------------------------------------------------    --------------------------------------------
Interest income          $743,650    $831,128    $851,139    $808,047    $844,676    $817,831    $799,926    $747,458
Interest expense          494,442     574,709     582,785     547,765     578,336     561,081     548,706     493,903
---------------------------------------------------------------------    --------------------------------------------
Net interest income       249,208     256,419     268,354     260,282     266,340     256,750     251,220     253,555
Provision for credit
  losses                       --          --       4,000       4,000       4,000       4,000       4,000       4,000
---------------------------------------------------------------------    --------------------------------------------
Net interest income
  after provision for
  credit losses           249,208     256,419     264,354     256,282     262,340     252,750     247,220     249,555
Other operating income
  (loss)                  121,563     (99,877)    144,316     122,596     147,261     129,573     125,069     126,405
Other operating
  expenses                239,291     244,146     243,386     251,742     254,268     220,893     214,495     214,187
---------------------------------------------------------------------    --------------------------------------------
Income (loss) before
  income taxes            131,480     (87,604)    165,284     127,136     155,333     161,430     157,794     161,773
Income taxes               27,085       5,055      46,447       9,662      39,262      49,142      47,289      51,529
---------------------------------------------------------------------    --------------------------------------------
Net income (loss)        $104,395    $(92,659)   $118,837    $117,474    $116,071    $112,288    $110,505    $110,244
=====================================================================    ============================================
Net income (loss)
  applicable to common
  stock -- diluted       $ 97,400    $(99,424)   $111,852    $110,420    $108,525    $106,414    $104,920    $103,422
=====================================================================    ============================================
Net income (loss) per
  common share(1):
  Basic                     $0.93      $(0.96)      $1.06       $1.05       $1.03       $1.00       $0.99       $0.97
  Diluted                    0.92       (0.96)       1.05        1.03        1.01        0.99        0.98        0.96
Average common shares
  outstanding(1):
  Basic                   103,750     103,985     104,691     104,901     105,128     105,559     105,632     106,196
  Diluted                 105,756     103,985     106,652     106,736     107,355     107,666     106,724     108,101
=====================================================================    ============================================

(1) Adjusted to reflect a two-for-one common stock split distributed in June, 1998.

AFFILIATE FINANCIAL STATEMENTS

                          SAFRA REPUBLIC HOLDINGS S.A.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                DECEMBER 31,
                                                                          ------------------------
        (IN THOUSANDS OF US$ EXCEPT PER SHARE DATA)            NOTES         1998          1997
--------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                       84,142        73,815
Interest-bearing deposits with banks                                 3     7,648,609     7,476,969
Investment securities:                                               4
  Securities available for sale (at approximate market
    value)                                                                 4,948,405     5,141,629
  Securities held to maturity (approximate market value of
    US$ 4,729,372 in 1998 and US$ 4,370,259 in 1997)                       4,659,121     4,344,008
--------------------------------------------------------------------------------------------------
  Total investment securities                                              9,607,526     9,485,637
--------------------------------------------------------------------------------------------------
Trading account assets                                               5       187,917       248,941
Loans, net of unearned income                                        6     2,837,277     2,288,896
Allowance for credit losses                                          7       (78,781)     (134,351)
Accrued interest receivable                                                  203,279       242,310
Due from brokers                                                             136,497       262,505
Premises and equipment                                                       156,786       141,088
Other assets                                                                 253,515       270,490
--------------------------------------------------------------------------------------------------
  Total assets                                                            21,036,767    20,356,300
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Client deposits                                                           14,586,179    13,589,790
Bank deposits                                                              1,861,763     1,811,275
--------------------------------------------------------------------------------------------------
  Total deposits                                                     8    16,447,942    15,401,065
--------------------------------------------------------------------------------------------------
Trading account liabilities                                          5       151,652       225,659
Accrued interest payable                                                     161,917       176,414
Due to brokers                                                               192,898        80,331
Other liabilities                                                            275,507       242,627
Repurchase agreements                                                9     1,620,060     2,069,638
Long-term debt                                                      10            --       150,000
Commitments and contingent liabilities                              22
Subordinated long-term debt due in 2997                             11       250,000       250,000

SHAREHOLDERS' EQUITY:                                         13,14,16
Cumulative preferred stock, 200,000,000 shares authorised,
  Series A -- US$ 2.50 par value, 1,250,000 shares issued
    and outstanding (liquidation preference of
    US$ 125,000,000)                                                           3,125            --
  Series B -- US$ 2.50 par value, 1,500,000 shares issued
    and outstanding (liquidation preference of
    DEM 150,000,000)                                                           3,750            --
Common stock, US$ 2.50 par value, 400,000,000 shares
  authorised; 71,324,048 shares issued in 1998 and in 1997;
  70,602,062 shares outstanding in 1998 and 70,540,382 in
  1997                                                                       178,310        89,155
Surplus                                                                      925,981       818,107
Retained earnings                                                            989,929       834,476
Accumulated other comprehensive income (loss)                               (142,731)       39,996
Less: 721,986 shares held in treasury, at cost, in 1998 and
  783,666 in 1997                                                            (21,573)      (21,168)
--------------------------------------------------------------------------------------------------
  Total shareholders' equity                                               1,936,791     1,760,566
--------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                              21,036,767    20,356,300
==================================================================================================

See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
        (In thousands of US$ except per share data)           NOTES        1998         1997         1996
------------------------------------------------------------------------------------------------------------
INTEREST INCOME (INCLUDING FEES AND DIVIDENDS):
Loans                                                                      150,735      112,310       94,090
Deposits with banks                                                        410,158      356,266      331,949
Investment securities                                                      620,932      618,337      556,851
Trading account assets                                                       2,655        2,877          142
------------------------------------------------------------------------------------------------------------
  Total interest income                                                  1,184,480    1,089,790      983,032
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                   758,158      697,155      624,450
Short-term repurchase agreements                                            79,298       69,689       81,980
Long-term repurchase agreements                                             23,955       12,469           --
Long-term debt                                                               6,891        9,541       10,422
Subordinated long-term debt                                                 18,413        3,711           --
------------------------------------------------------------------------------------------------------------
  Total interest expense                                                   886,715      792,565      716,852
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                18      297,765      297,225      266,180
Provision for credit losses                                         7      (48,100)      16,000       12,000
------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                      345,865      281,225      254,180
------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Foreign exchange and precious metals trading income              5,18       52,927       40,169       29,990
Trading account income, net                                      5,18        3,694        9,860        9,382
Investment securities losses, net                                  18      (70,387)      (8,531)      (1,042)
Commission income, net of expense of US$ 18,149, US$ 21,766
  and US$ 9,886, respectively                                      18      152,334      139,462       79,765
Other income                                                       18       10,679        7,905        1,018
------------------------------------------------------------------------------------------------------------
  Total other operating income                                             149,247      188,865      119,113
------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Salaries                                                                    71,232       61,548       59,469
Employee benefits                                               16,17       36,042       40,776       30,694
Occupancy, net                                                     23       21,550       20,893       20,683
Other expenses                                                              68,976       70,253       56,675
------------------------------------------------------------------------------------------------------------
  Total operating expenses                                                 197,800      193,470      167,521
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES:                                        18      297,312      276,620      205,772
Income taxes                                                       12       17,105       21,565       15,942
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 280,207      255,055      189,830
============================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                                      270,466      255,055      189,830
============================================================================================================
NET INCOME PER COMMON SHARE:                                       15
Basic                                                                     US$ 3.83     US$ 3.61     US$ 2.70
Diluted                                                                   US$ 3.80     US$ 3.59     US$ 2.67
AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS):                  15
Basic                                                                       70,567       70,586       70,435
Diluted                                                                     71,117       71,103       71,003
============================================================================================================

See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                           CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                   (IN THOUSANDS OF US$)                        1998       1997       1996
--------------------------------------------------------------------------------------------
NET INCOME                                                     280,207    255,055    189,830
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment                        (19,190)   (34,544)   (44,787)
Net unrealised appreciation (depreciation) on securities
  available for sale, arising during the year net of taxes
  of US$ 2,332, US$ 6,746 and US$ (8,489), respectively       (230,685)   (27,448)    87,872
Reclassification adjustment for losses included in net
  income, net of taxes of US$ (3,239), US$ 293 and US$ 178,
  respectively                                                  67,148      8,824      1,220
--------------------------------------------------------------------------------------------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                     (182,727)   (53,168)    44,305
--------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                            97,480    201,887    234,135
============================================================================================

                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                   (IN THOUSANDS OF US$)                        1998       1997       1996
--------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at beginning of year                                   (43,694)    (9,150)    35,637
Decrease during the year                                       (19,190)   (34,544)   (44,787)
--------------------------------------------------------------------------------------------
  Balance at end of year                                       (62,884)   (43,694)    (9,150)
============================================================================================
NET UNREALISED APPRECIATION (DEPRECIATION) ON SECURITIES
  AVAILABLE FOR SALE, NET OF TAXES AND RECLASSIFICATIONS:
Balance at beginning of year                                    83,690    102,314     13,222
Increase (decrease) during the year                           (163,537)   (18,624)    89,092
--------------------------------------------------------------------------------------------
  Balance at end of year                                       (79,847)    83,690    102,314
============================================================================================
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)           (142,731)    39,996     93,164
============================================================================================

See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                 (IN THOUSANDS OF US$)                       1998          1997          1996
------------------------------------------------------------------------------------------------
PREFERRED STOCK:
Balance at beginning of year                                      --            --            --
Issuance of 1,250,000 Series A Cumulative preferred
  shares of US$ 2.50                                           3,125            --            --
Issuance of 1,500,000 Series B Cumulative preferred
  shares of US$ 2.50                                           3,750            --            --
------------------------------------------------------------------------------------------------
  Balance at end of year                                       6,875            --            --
================================================================================================
COMMON STOCK:
Balance at beginning of year                                  89,155        89,155        89,155
Transfer from surplus                                         89,155            --            --
------------------------------------------------------------------------------------------------
  Balance at end of year                                     178,310        89,155        89,155
================================================================================================
SURPLUS:
Balance at beginning of year                                 818,107       818,793       820,119
Issuance of preferred stock                                  197,405            --            --
Transfer to common stock                                     (89,155)           --            --
Reissuance of common stock under Stock Award Plan               (376)         (686)       (1,326)
------------------------------------------------------------------------------------------------
  Balance at end of year                                     925,981       818,107       818,793
================================================================================================
RETAINED EARNINGS:
Balance at beginning of year                                 834,476       658,855       530,655
Net income                                                   280,207       255,055       189,830
Dividends                                                   (124,754)      (79,434)      (61,630)
------------------------------------------------------------------------------------------------
  Balance at end of year                                     989,929       834,476       658,855
================================================================================================
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF
  TAXES AND RECLASSIFICATIONS:
Balance at beginning of year                                  39,996        93,164        48,859
Net changes during year                                     (182,727)      (53,168)       44,305
------------------------------------------------------------------------------------------------
  Balance at end of year                                    (142,731)       39,996        93,164
================================================================================================
SHARES HELD IN TREASURY:
Balance at beginning of year                                 (21,168)      (16,857)      (20,981)
Purchases                                                     (4,464)       (7,134)       (2,249)
Reissuances under restricted stock plan                        4,059         2,823         6,373
------------------------------------------------------------------------------------------------
  Balance at end of year                                     (21,573)      (21,168)      (16,857)
================================================================================================
TOTAL SHAREHOLDERS' EQUITY:
Balance at beginning of year                               1,760,566     1,643,110     1,467,807
Net changes during year                                      176,225       117,456       175,303
------------------------------------------------------------------------------------------------
  Balance at end of year                                   1,936,791     1,760,566     1,643,110
================================================================================================

See accompanying notes to consolidated financial statements.

                          SAFRA REPUBLIC HOLDINGS S.A.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                   (IN THOUSANDS OF US$)                           1998            1997          1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         280,207         255,055       189,830
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortisation, net                                24,725          23,457        20,922
  Provision for credit losses                                      (48,100)         16,000        12,000
  Available for sale securities gains                              (39,445)        (16,791)      (20,376)
  Available for sale securities losses                             109,832          25,322        21,418
  Net changes in trading account assets and liabilities              4,289         (44,497)      (10,309)
  Net change in accrued interest receivable                         39,726         (21,761)        5,038
  Net change in accrued interest payable                           (12,415)         20,979        61,998
  Other, net                                                       103,646         (88,827)      (79,589)
--------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        462,465         168,937       200,932
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                                16,261      (1,662,231)     (191,709)
Purchases of securities available for sale                      (2,968,318)     (3,521,663)   (2,329,695)
Proceeds from sales of securities available for sale             1,949,812       1,692,373     1,626,652
Purchases of securities held to maturity                        (1,478,450)       (571,883)   (1,920,675)
Proceeds from maturities of securities available for sale        1,141,387       1,107,214       569,440
Proceeds from maturities of securities held to maturity          1,307,792         367,325       357,067
Loans                                                             (650,487)       (656,246)     (259,441)
Other, net                                                         (52,241)        (64,111)      (37,379)
--------------------------------------------------------------------------------------------------------
  Net cash used by investing activities                           (734,244)     (3,309,222)   (2,185,740)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Client deposits                                                    828,203       2,312,401     1,759,823
Bank deposits                                                      (22,794)        139,878       412,485
Repurchase agreements                                             (453,213)        538,849       (87,820)
Repayment of long-term debt                                       (150,000)        (25,000)           --
Proceeds from issuance of subordinated long-term debt                   --         250,000            --
Net proceeds from issuance of preferred stock                      204,280              --            --
Dividends paid                                                    (122,302)        (79,434)      (61,630)
Purchase of treasury shares                                         (4,464)         (7,134)       (2,249)
--------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        279,710       3,129,560     2,020,609
--------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and due from banks           2,396           3,780        (9,499)
--------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and due from banks                10,327          (6,945)       26,302
Cash and due from banks at beginning of year                        73,815          80,760        54,458
--------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                              84,142          73,815        80,760
========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes                                                        10,107          10,932         7,951
Interest                                                           896,058         790,453       665,713
Transfer to investments held to maturity from investments
  available for sale                                                    --         408,517       679,542
========================================================================================================

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

At December 31, 1998, Republic New York Corporation ("RNYC") owned approximately 49.0% and Saban S.A. owned approximately 20.8% (our two largest principal shareholders) of Safra Republic's outstanding common stock. By virtue of these ownership interests in Safra Republic, the supervisory responsibilities of the Board of Governors of the Federal Reserve System ("Federal Reserve") and the United States Comptroller of the Currency ("OCC") extend to Safra Republic. It is the understanding of the bank regulators of the countries in which Safra Republic has subsidiaries ("bank regulators") that the Federal Reserve and the OCC exercise overall consolidated supervisory oversight responsibilities in respect of Safra Republic and its subsidiaries ("the Company"), and that the Luxembourg Commission for the Supervision of the Financial Sector ("CSSF"), by virtue of the European Directive on Consolidated Supervision, exercises prudential consolidated supervisory responsibilities, while the bank regulators oversee the local subsidiaries' compliance with local laws, regulations and banking practice.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accounting and reporting policies of the Company generally reflect United States banking industry practices and conform to United States generally accepted accounting principles ("U.S. GAAP"). The Company adopted U.S. GAAP for its financial reporting to RNYC, Saban S.A. and their regulatory supervisors due to the reasons set out in Note 1. A reconciliation of total assets, shareholders' equity and net income as of and for the two years ended December 31, 1998 prepared under both U.S. GAAP and Luxembourg generally accepted accounting principles ("Luxembourg GAAP") is included in note 24.

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

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements is set forth below:

A. BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of Safra Republic and its banking and non-banking subsidiaries. Significant inter-company transactions are eliminated in consolidation.

Assets and liabilities are translated into their U.S. Dollar equivalents based on rates of exchange prevailing at year end. Revenue and expenses are translated at average exchange rates for the year. Net translation gains or losses on subsidiaries' financial statements whose functional currency is not the U.S. Dollar, are a component of the cumulative translation adjustment in accumulated other comprehensive income (loss), net of related hedging results.

Certain of the following footnotes have been prepared on a geographical ultimate risk basis. Geographical ultimate risk is defined as the domicile of the guarantor or the domicile of the counterparty or the head office of the guarantor or counterparty if it is a branch.

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

B. SECURITIES:

Investment securities: The Company designates an investment security and any related hedge as held to maturity or available for sale at the time of acquisition. The held to maturity classification includes debt securities, which are carried at amortised cost, that the Company has the positive intent and ability to hold to maturity. The available for sale classification includes debt and marketable equity securities which are carried at estimated fair value. Unrealised gains or losses on securities available for sale and off-balance sheet financial instruments used to hedge these securities are included as a separate component of accumulated other comprehensive income (loss), net of tax effect. Gains or losses on sales of securities available for sale are recognised by the specific identification method and are recorded in investment securities (losses) gains, net.

The Company periodically reviews its intent with respect to securities available for sale and may re-designate these securities and related off-balance sheet financial instruments used as hedges as held to maturity. At the time of re-designation, such securities are recorded at market value, and any unrealised appreciation or depreciation existing with respect to such securities and related hedges continues to be reported as a separate component of accumulated other comprehensive income (loss) and amortised to interest income over the life of the security.

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

Impaired loans include all loans where it is probable that the Company will be unable to collect all contractual amounts due (principal and interest) as scheduled in the loan agreement. Such loans have been placed on non-accrual status either because interest or principal are past due or, based on management's judgement, the Company does not expect to receive all principal and interest in accordance with the terms of the loan agreements. Factors involved in determining impairment include, but are not limited to, expected future cash flows and financial condition of the borrower. The impairment of such loans is measured based on either an estimate of the present value of

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expected future cash flows at a loan's effective interest rate or the fair value of collateral if the loan is collateral dependent. The difference between such estimate and the carrying value of the loan is provided for in the allowance for credit losses.

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

An aggregate allowance for credit losses is maintained that is considered adequate to absorb losses inherent in the existing portfolios of loans and other undertakings to extend credit, such as irrevocable unused loan commitments, or to make payments to others for which a client is ultimately liable, such as standby letters of credit and guarantees, commercial letters of credit and acceptances, and other credit related exposures. A judgement as to the adequacy of the aggregate allowance is made at the end of each quarterly reporting period. The allowance is reviewed for sufficiency in relation to changes in the size or risk characteristics of the portfolios and is increased through a provision for credit losses or decreased as a result of charge-offs, net of recoveries, and reported in income at each quarter-end.

The Company's aggregate allowance for credit losses consists of a portion applicable to trading account assets which is a reduction of "trading account assets", a portion applicable to off-balance-sheet extensions of credit, such as standbly letters of credit, guarantees and commitments which is included in "other liabilities" and a portion available to absorb all other credit losses resulting from the loan portfolio.

D. DEPRECIATION AND AMORTISATION: Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortisation. Depreciation and amortisation are computed on a straight-line basis and are charged to other operating expenses over the lesser of the estimated useful lives of the assets or lease terms. The estimated useful lives for premises and equipment are 25 to 40 years and 3 to 5 years, respectively. Maintenance and repairs are expensed as incurred and improvements are capitalised. Goodwill is amortised on a straight line basis over a period not to exceed 15 years.

E. SECURITIES FINANCING ARRANGEMENTS: Securities sold under repurchase agreements ("repurchase agreements") are carried at the amounts at which the securities were initially sold. Interest expense recognised under these agreements is recorded as interest expense on short-term and long-term repurchase agreements. Interest income on the related securities is recorded as interest income on investment securities.

F. FINANCIAL INSTRUMENTS: Off-balance sheet financial instruments include, forwards, futures, swaps, caps and options in interest rate, foreign exchange, precious metals and equity markets. The Company uses these instruments in conjunction with its overall trading and risk management activities. The accounting for these instruments under the accrual, deferral or settlement basis of accounting is dependent on their designated purpose.

Interest rate swaps are entered into by the Company for the purpose of net interest income maximisation. They are accounted for on an accrual basis in the interest income or expense caption related to the asset or liability to which they are designated. The related amounts receivable or payable from counterparties are included in the respective accrued interest receivable and payable

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

captions in the consolidated statements of condition and included under the caption operating activities in the consolidated statements of cash flows.

Interest rate caps are entered into by the Company for the purpose of net interest income maximisation. The premiums paid for purchased interest rate cap agreements are amortised into the related income or expense caption of the asset or liability for which they were designated over the life of the agreements. They are included under the caption operating activities in the consolidated statements of cash flows. Unamortised premiums are included in the other assets caption in the consolidated statements of condition.

Forward foreign exchange and currency option contracts which are entered into by the Company as hedges of its investments in certain subsidiaries denominated in currencies other than the U.S. Dollar are accounted for under the deferral basis of accounting, with related unrealised gains and losses recorded in the cumulative translation adjustment, as a component of accumulated other comprehensive income (loss). The related amounts receivable and payable from counterparties are included in other assets and liabilities in the consolidated statements of condition and included under the caption investing activities in the consolidated statements of cash flows.

For financial instruments that are designated to balance sheet assets or liabilities, the gains or losses resulting from a termination of these financial instruments is deferred and amortised to the related income or expense caption over the remaining life of the original contact.

In the event that the designated asset or liability is terminated, the related off-balance sheet financial instrument is terminated and the resultant gain or loss is recognised currently in the income or expense caption of the related asset or liability. Alternatively, the Company may redesignate the off-balance sheet financial instrument and recognise currently the unrealised gain or loss in the income or expense caption of the related asset or liability.

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

Off-balance sheet trading instruments are primarily entered into at the request of clients and are offset with external counterparties and include foreign exchange and precious metals, forwards, futures, swaps and options. The gain or loss related to these contracts are recorded in trading account income, net, foreign exchange and precious metals trading income and included under the caption operating activities in the consolidated statements of cash flows. These financial instruments are also recorded in trading account assets and trading account liabilities in the consolidated statements of condition.

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

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. RETIREMENT PLANS: The employees of the Company are covered by retirement plans which are based upon the social laws of the respective countries in which each subsidiary operates.

J. INCOME PER COMMON SHARE: Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each of the years. In the diluted earnings per share computation, the weighted number of shares includes the number of additional shares to be issued under the Company's 1989 Stock Award Plan.

K. STATEMENTS OF CASH FLOWS: For purposes of presenting cash flow information, the Company defines cash and cash equivalents as the consolidated statements of condition caption "cash and due from banks".

3. INTEREST-BEARING DEPOSITS WITH BANKS

The following table provides information on the composition by ultimate risk and maturity distribution of the Company's interest-bearing deposits with banks at December 31:

(IN THOUSANDS OF US$)                                           1998         1997
------------------------------------------------------------------------------------
ULTIMATE RISK:
United States                                                   395,577      358,902
United Kingdom and Channel Islands                              524,187    1,109,018
Continental Europe                                            6,408,948    5,578,513
Japan                                                            29,095       50,000
Central and South America                                            37          103
Canada                                                          253,326      332,945
Southeast Asia                                                   10,090           --
Other                                                            27,349       47,488
------------------------------------------------------------------------------------
                                                              7,648,609    7,476,969
====================================================================================
MATURITY DISTRIBUTION:
Due within one month                                          5,044,947    5,073,393
Due after one month but within six months                     2,463,448    2,261,754
Due after six months but within twelve months                   132,214      141,822
Due after one year                                                8,000           --
------------------------------------------------------------------------------------
                                                              7,648,609    7,476,969
====================================================================================

4. INVESTMENT SECURITIES

The following tables provide information related to the Company's portfolio of securities available for sale and held to maturity at respective year ends:

                                                                SECURITIES AVAILABLE FOR SALE
                                                     ----------------------------------------------------
                                                                             1998
                                                     ----------------------------------------------------
                                                                          GROSS UNREALIZED
                                                        AMORTISED        -------------------      BOOK/
               (IN THOUSANDS OF US$)                       COST           GAINS     (LOSSES)     MARKET
---------------------------------------------------------------------------------------------------------
Banks                                                       1,119,253     52,002      (8,827)   1,162,428
Governments and government agencies                         2,879,444     37,800    (169,371)   2,747,873
Companies                                                   1,047,749     18,025      (4,698)   1,061,076
Interest rate swaps and caps                                       --      4,613     (27,585)     (22,972)
---------------------------------------------------------------------------------------------------------
                                                            5,046,446    112,440    (210,481)   4,948,405
=========================================================================================================

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                1997
---------------------------------------------------------------------------------------------------------
                                                                          GROSS UNREALIZED
                                                        AMORTISED        -------------------      BOOK/
               (IN THOUSANDS OF US$)                       COST           GAINS     (LOSSES)     MARKET
---------------------------------------------------------------------------------------------------------
Banks                                                         948,380     26,974      (2,374)     972,980
Governments and government agencies                         3,127,164     63,516     (21,609)   3,169,071
Companies                                                   1,015,074     20,670      (8,040)   1,027,704
Interest rate swaps and caps                                       --      6,739     (34,865)     (28,126)
---------------------------------------------------------------------------------------------------------
                                                            5,090,618    117,899     (66,888)   5,141,629
=========================================================================================================

                                                                   SECURITIES HELD TO MATURITY
                                                        -------------------------------------------------
                                                                              1998
                                                        -------------------------------------------------
                                                            BOOK/          GROSS UNREALIZED
                                                          AMORTISED       ------------------    ESTIMATED
                (IN THOUSANDS OF US$)                        COST         GAINS     (LOSSES)     MARKET
---------------------------------------------------------------------------------------------------------
Banks                                                          554,416    12,131        (90)      566,457
Governments and government agencies                          3,965,079    61,680     (3,597)    4,023,162
Companies                                                      139,626     8,254        (12)      147,868
Interest rate swaps                                                 --     9,163    (17,278)       (8,115)
---------------------------------------------------------------------------------------------------------
                                                             4,659,121    91,228    (20,977)    4,729,372
=========================================================================================================

                                                                              1997
                                                        -------------------------------------------------
                                                            BOOK/          GROSS UNREALIZED
                                                          AMORTISED       ------------------    ESTIMATED
                (IN THOUSANDS OF US$)                        COST         GAINS     (LOSSES)     MARKET
---------------------------------------------------------------------------------------------------------
Banks                                                          280,246     3,434       (604)      283,076
Governments and government agencies                          3,962,751    49,728     (7,350)    4,005,129
Companies                                                      101,011     7,032        (11)      108,032
Interest rate swaps and caps                                        --     4,293    (30,271)      (25,978)
---------------------------------------------------------------------------------------------------------
                                                             4,344,008    64,487    (38,236)    4,370,259
=========================================================================================================

TOTAL SECURITIES:

The following table provides information on all investment securities at December 31, 1998, based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment and early call privileges of the issuer.

                                                   AVAILABLE FOR SALE              HELD TO MATURITY
                                               ---------------------------    ---------------------------
                                                                                  BOOK/
                                                 AMORTISED         BOOK/        AMORTISED       ESTIMATED
            (IN THOUSANDS OF US$)                   COST          MARKET           COST          MARKET
---------------------------------------------------------------------------------------------------------
Due in one year or less                               249,427      249,891            50,077       50,348
Due after one year but within five years            1,085,793    1,114,165           528,115      554,203
Due after five years but within ten years           1,223,549    1,175,974           388,149      396,650
Due after ten years                                   757,164      696,150            12,361       13,068
Mortgage-backed securities                          1,561,340    1,559,182         3,680,419    3,723,218
Equity securities                                     169,173      176,015                --           --
Interest rate swaps and caps                               --      (22,972)               --       (8,115)
---------------------------------------------------------------------------------------------------------
                                                    5,046,446    4,948,405         4,659,121    4,729,372
=========================================================================================================

Mortgage-backed securities included in the tables above in available for sale and held to maturity securities have estimated average lives based on year end market conditions of approximately 6.79 years and 3.83 years, respectively.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 1998, the Company wrote down to fair value Russian available for sale securities (primarily GKO's) that were considered to be other than temporarily impaired by recording an investment securities loss of US$ 72,400,000.

During the year ended December 31, 1997, the Company transferred investment securities from the available for sale classification to the held to maturity classification. The market value of the securities transferred was US$ 409 million. The unrealised holding gains at the dates of transfer was US$ 21.2 million. The unrealised holding gains are included as a component of accumulated other comprehensive income (loss) and are being amortised over the life of the securities that were transferred.

Investment securities having a book value of approximately US$ 1.6 billion at December 31, 1998 (1997: US$ 2.1 billion) were pledged to secure short-term and long-term repurchase agreements.

The following table provides information on the composition by ultimate risk of the Company's total investment securities portfolio as of December 31:

                                                        1998                        1997
                                              ------------------------    ------------------------
                                                           APPROXIMATE                 APPROXIMATE
(IN THOUSANDS OF US$)                           BOOK         MARKET         BOOK         MARKET
----------------------------------------------------------------------    ------------------------
United States                                 6,233,455      6,270,900    6,683,940      6,700,940
United Kingdom and Channel Islands              327,436        338,894      307,769        313,767
Continental Europe                            2,231,491      2,252,859    1,739,768      1,743,331
Central and South America                       516,690        516,690      609,924        609,926
Canada                                           83,272         83,272       82,150         82,150
Japan                                            30,591         30,591       17,628         17,541
Southeast Asia                                   23,015         23,011        1,566          1,566
Middle East                                     141,382        141,382       10,125         10,125
Other                                            20,194         20,178       32,767         32,542
----------------------------------------------------------------------    ------------------------
                                              9,607,526      9,677,777    9,485,637      9,511,888
======================================================================    ========================

5. TRADING ACCOUNT ASSETS AND TRADING ACCOUNT LIABILITIES

The following table presents the composition of trading account assets and trading account liabilities at December 31:

                   (IN THOUSANDS OF US$)                       1998       1997
--------------------------------------------------------------------------------
Trading account assets:
Unrealised gains on forwards, swaps, options and futures      150,145    211,980
Mutual funds and equity securities                              8,011        115
Debt securities                                                31,838     38,491
Allowance for trading losses                                   (2,077)    (1,645)
--------------------------------------------------------------------------------
                                                              187,917    248,941
================================================================================
Trading account liabilities:
Unrealised losses on forwards, swaps, options and futures     151,652    225,659
================================================================================

The Company's trading activities consist primarily of offsetting foreign exchange and precious metals forwards, swaps and options entered into to accommodate clients' corresponding transactions. The Company also trades in equity and futures markets and in debt securities. The

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

following table presents the results of the Company's trading activities for each of the years in the three-year period ended December 31, 1998:

(IN THOUSANDS OF US$)                                          1998      1997      1996
----------------------------------------------------------------------------------------
Foreign exchange and precious metals trading income           52,927    40,169    29,990
----------------------------------------------------------------------------------------
Trading account income (loss), net:
  Mutual funds and equity securities                             (73)       --       903
  Debt securities                                              4,442    10,457     8,600
  Interest rate swaps, options and futures                      (675)     (597)     (121)
----------------------------------------------------------------------------------------
                                                               3,694     9,860     9,382
----------------------------------------------------------------------------------------
  Total trading income                                        56,621    50,029    39,372
========================================================================================

The following tables present information related to the fair value of swaps, forwards, futures and options held for trading purposes:

                                                             AVERAGE FAIR             FAIR VALUE AT
                                                          VALUE DURING 1998         DECEMBER 31, 1998
                                                        ------------------------------------------------
(IN THOUSANDS OF US$)                                   ASSETS     LIABILITIES    ASSETS     LIABILITIES
--------------------------------------------------------------------------------------------------------
Interest rate swaps and futures                           1,360            527      1,248            150
--------------------------------------------------------------------------------------------------------
Foreign exchange and precious metals:
Spot, swaps and forwards                                122,812        134,219    116,742        119,629
Options written                                              --         72,083         --         10,260
Options purchased                                        73,662             --     10,542             --
--------------------------------------------------------------------------------------------------------
                                                        196,474        206,302    127,284        129,889
--------------------------------------------------------------------------------------------------------
Debt and equity securities:
Options written                                              --         19,128         --         21,613
Options purchased                                        18,613             --     21,613             --
--------------------------------------------------------------------------------------------------------
                                                         18,613         19,128     21,613         21,613
--------------------------------------------------------------------------------------------------------
                                                        216,447        225,957    150,145        151,652
========================================================================================================

                                                             AVERAGE FAIR             FAIR VALUE AT
                                                          VALUE DURING 1997         DECEMBER 31, 1997
                                                        ------------------------------------------------
(IN THOUSANDS OF US$)                                   ASSETS     LIABILITIES    ASSETS     LIABILITIES
--------------------------------------------------------------------------------------------------------
Interest rate swaps                                         177            517        260            555
--------------------------------------------------------------------------------------------------------
Foreign exchange and precious metals:
Spot, swaps and forwards                                122,481        140,736    100,074        115,486
Options written                                              --         77,396         --         97,316
Options purchased                                        79,733             --    100,263             --
--------------------------------------------------------------------------------------------------------
                                                        202,214        218,132    200,337        212,802
--------------------------------------------------------------------------------------------------------
Debt and equity securities:
Options written                                              --         13,868         --         12,302
Options purchased                                        13,468             --     11,383             --
--------------------------------------------------------------------------------------------------------
                                                         13,468         13,868     11,383         12,302
--------------------------------------------------------------------------------------------------------
                                                        215,859        232,517    211,980        225,659
========================================================================================================

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. LOANS

The following table presents the composition of the Company's loan portfolio at December 31:

(IN THOUSANDS OF US$)                                           1998         1997
------------------------------------------------------------------------------------
Real estate                                                      51,501       72,512
Commercial and other                                          2,658,582    2,017,732
Banks and other financial institutions                          102,993       46,696
Governments and government agencies                              24,313      152,128
------------------------------------------------------------------------------------
                                                              2,837,389    2,289,068
Less unearned income                                               (112)        (172)
------------------------------------------------------------------------------------
Loans, net of unearned income                                 2,837,277    2,288,896
====================================================================================

The Company grants loans in the ordinary course of business, on normal credit terms. The Company's policy for requiring collateral is based on management's evaluation of the counterparty; collateral may include real estate, deposits, marketable securities, accounts receivable and inventory.

7. AGGREGATE ALLOWANCE FOR CREDIT LOSSES

Changes in the Company's aggregate allowance for credit losses applicable to the operations for each of the years in the three-year period ended December 31, 1998 were as follows:

(IN THOUSANDS OF US$)                                          1998       1997       1996
-------------------------------------------------------------------------------------------
Balance at beginning of year                                  145,040    131,071    130,300
Provision                                                     (48,100)    16,000     12,000
-------------------------------------------------------------------------------------------
                                                               96,940    147,071    142,300
-------------------------------------------------------------------------------------------
Loans charged-off                                             (32,676)    (2,370)    (5,494)
Recoveries                                                     16,683      8,659      3,269
-------------------------------------------------------------------------------------------
  Net (charge-offs) recoveries                                (15,993)     6,289     (2,225)
-------------------------------------------------------------------------------------------
Translation adjustment                                          6,848     (8,320)    (9,004)
-------------------------------------------------------------------------------------------
  Balance at end of year                                       87,795    145,040    131,071
===========================================================================================

At December 31, 1998, the aggregate allowance was apportioned and reported as follows: US$ 2,077,000 applicable to trading account assets which is a reduction of "trading account assets", US$ 6,937,000 included in "other liabilities" in respect of off-balance sheet extensions of credit, such as standby letters of credit, guarantees and commitments, and US$ 78,781,000 which is available to absorb all other credit losses.

The principal balances of the Company's non-accrual loans at December 31, 1998, 1997 and 1996 were US$ 9,017,000, US$ 10,271,000 and US$ 10,777,000, respectively, all of which were considered impaired. The Company has established an allowance for credit losses totalling US$ 7,098,000 related to these impaired loans (1997: US$ 3,501,000). The average amount of impaired loans, net of charge-offs, during 1998 was US$ 8,675,000 (1997: US$ 11,795,000). At December
31, 1998 and 1997, there were US$ 2,187,000 and US$ 3,358,000, respectively, of restructured loans considered as non-accrual.

The reduction in the provision for credit losses for the year ended December 31, 1998 of US$ 48,100,000 reflected a US$ 33,500,000 reversal of credit provisions based on a reduction in and reassessment of the Company's exposure to credit risk and US$ 14,600,000 of recoveries associated with foreign exchange contracts that were charged-off and subsequently collected.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1998, the Company charged-off US$ 32,676,000 against the allowance for credit losses, of which US$ 31,500,000 resulted from credit exposure from forward foreign exchange contracts used to reduce exposure to the Russian ruble.

Included in recoveries for the year ended December 31, 1998 of US$ 16,683,000 were US$ 14,600,000 from the above mentioned forward foreign exchange contracts which were subsequently collected.

The net charge-off of credit exposure to these forward foreign exchange contracts for the year ended December 31, 1998 was US$ 16,900,000.

The Company recognises interest income on non-accrual and impaired loans on a cash basis. The following table presents the effect of non-accrual and impaired loans on interest income for each of the years in the three-year period ended December 31, 1998:

(IN THOUSANDS OF US$)                                         1998    1997    1996
----------------------------------------------------------------------------------
Gross amount of interest that would have been earned at
  original contract rates                                     434     590     753
Actual amount recorded as interest income                     (79)     (9)    (51)
----------------------------------------------------------------------------------
Foregone interest income                                      355     581     702
==================================================================================

8. DEPOSITS

Included in total deposits at December 31, 1998 and 1997 were US$ 677 million and US$ 662 million, respectively, of non-interest-bearing deposits.

9. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The following table provides information on securities sold under repurchase agreements based on scheduled maturities at December 31:

(IN THOUSANDS OF US$)                                           1998         1997
------------------------------------------------------------------------------------
Due within 30 days                                              484,795      535,744
Due after 30 days but within 90 days                            285,621      437,708
Due after 90 days but within one year                           849,644      995,975
------------------------------------------------------------------------------------
                                                              1,620,060    1,969,427
------------------------------------------------------------------------------------
Due after one year                                                   --      100,211
------------------------------------------------------------------------------------
                                                              1,620,060    2,069,638
====================================================================================

The following table provides information on securities sold under repurchase agreements at December 31:

(IN THOUSANDS OF US$ EXCEPT FOR INTEREST RATES)                 1998         1997
------------------------------------------------------------------------------------
Book value of securities sold under repurchase agreements     1,624,311    2,076,088
Market value of securities sold under repurchase agreements   1,661,011    2,113,482
Accrued interest receivable on securities sold under
  repurchase agreements                                          10,279       13,234
Accrued interest payable on securities sold under repurchase
  agreements                                                     27,173       23,555
Average interest rate at year end                                 5.55%        5.69%
Maximum amount outstanding during year                        2,434,529    2,069,638
Average amount outstanding during year                        1,788,668    1,475,819
------------------------------------------------------------------------------------

The securities sold under repurchase agreements in 1998 and 1997 consisted principally of GNMA securities and were under the control of the Company.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. LONG-TERM DEBT

The Company's long-term debt at December 31, 1997 consisted of US$ 150,000,000 Floating Rate Notes, which were repaid at par value on their maturity date of September 30, 1998. The interest rate on the notes was 5.84% at December 31, 1997.

11. SUBORDINATED LONG-TERM DEBT DUE 2997

The Company's subordinated long-term debt at December 31, 1998 and 1997 consisted of US$ 250 million subordinated debentures due in 2997. The interest rate on the debentures was 7.125%. The debentures were sold in a private placement on October 15, 1997.

The debentures are direct unsecured general obligations of the Company and are subordinated to all present and future senior indebtedness of the Company. At any time prior to the scheduled maturity date, subject to the prior consent of the CSSF, the Company may repay the principal amount of the debentures at a specified price. The net proceeds received by the Company from the sale of the debentures were used for general corporate purposes. These debentures are a component of total qualifying capital under applicable risk-based capital rules.

12. INCOME TAXES

Total income tax expense for each of the years in the three-year period ended December 31, 1998 was allocated as follows:

                   (IN THOUSANDS OF US$)                       1998      1997      1996
----------------------------------------------------------------------------------------
Income from operations                                        17,105    21,565    15,942
----------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss):
  Net unrealised appreciation (depreciation) on securities
    available for sale                                           907    (7,039)    8,311
----------------------------------------------------------------------------------------

The components of the Company's consolidated income tax expense from operations for each of the years in the three-year period ended December 31, 1998 were as follows:

                   (IN THOUSANDS OF US$)                       1998      1997      1996
----------------------------------------------------------------------------------------
Current tax expense                                           15,926    15,711    14,959
Deferred tax expense                                           1,179     5,854       983
----------------------------------------------------------------------------------------
                                                              17,105    21,565    15,942
========================================================================================

The principal sources of deferred income taxes attributable to operations in 1998, 1997 and 1996 and the effects of each on the amount of taxes were as follows:

                   (IN THOUSANDS OF US$)                       1998      1997      1996
----------------------------------------------------------------------------------------
Statutory provisions for credit losses                         2,591     3,518     3,072
Unrealised gains (losses) on securities                           55     (493)        55
Other, net                                                    (1,467)    2,829    (2,144)
----------------------------------------------------------------------------------------
                                                               1,179     5,854       983
========================================================================================

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that gave rise to a significant portion of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                   (IN THOUSANDS OF US$)                       1998       1997
--------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for credit losses                                  12,206     23,916
  Other                                                           451        261
--------------------------------------------------------------------------------
                                                               12,657     24,177
Less valuation allowance adjustment                           (12,206)   (23,916)
--------------------------------------------------------------------------------
                                                                  451        261
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Net unrealised appreciation on securities available for
    sale                                                        7,400      6,493
  Unrealised gains on securities                                  230        175
  Statutory allowance for credit losses                        14,310     11,719
  Liability from purchase of Mercury Bank AG                       --      2,824
  Other                                                         2,193      3,470
--------------------------------------------------------------------------------
                                                               24,133     24,681
--------------------------------------------------------------------------------
Net deferred tax liabilities (included in other liabilities)   23,682     24,420
================================================================================

Management does not consider that all of the deferred tax assets will be realisable in the foreseeable future due to the uncertainty related to the timing of the tax deductions and the associated benefits resulting from loans charged-off and other loan loss provisions in the respective financial entities. At December 31, 1998, the Company's subsidiaries had undistributed earnings of approximately US$ 378 million which would be subject to a withholding tax of approximately US$ 128 million upon distribution. This withholding tax liability has not been provided for as the Company intends indefinitely to reinvest these earnings.

13. CUMULATIVE PREFERRED STOCK

On April 30, 1998, the Company issued, in an SEC Rule 144A offering, 1,250,000 7.20% Series A Cumulative Preferred Stock (US$ 100 stated value) and 1,500,000 6.35% Series B Cumulative Preferred Stock (DEM 100 stated value) with an aggregate stated value of US$ 125,000,000 and DEM 150,000,000 (US$ 83,450,000)
respectively.

The shares are non-voting and the dividends are payable quarterly in arrears on April 30, July 30, October 30 and January 30 of each year.

The Cumulative Preferred Stock are redeemable, in whole but not in part, at the option of the Company, subject to the prior consent of the CSSF, at a liquidation value of US$ 100 per Series A Preference Share and DEM 100 per Series B Preference Share on any dividend payment date falling on or after April 30, 2003.

14. SHAREHOLDERS' EQUITY

On May 13, 1998, the shareholders approved an increase in the par value of common stock from US$ 2.50 per share to US$ 5.00 per share by transfer of an amount of US$ 89,155,060 from surplus to common stock. It was further resolved to split the Company's common stock by an exchange of one existing common share for two new common shares with a par value of US$ 2.50 per common share. The split was effective May 31, 1998. Accordingly, all historic weighted average share and per share amounts have been restated retroactively to reflect the stock split.

At December 31, 1998 and 1997, Safra Republic had US$ 551 million and US$ 360 million, respectively, in foreign exchange contracts entered into to hedge its investments in subsidiaries whose functional currencies were other than the U.S. Dollar. At December 31, 1998 the gross

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unrealised gains and losses under these contracts were US$ 4,018,000 and US$ 8,875,000, respectively (1997: US$ 13,298,000 and US$ nil, respectively). At December 31, 1998 and 1997, Safra Republic's total net un-hedged equity investment in subsidiaries denominated in European currencies was approximately 21% of the Company's total shareholders' equity.

Safra Republic owns all of the outstanding shares of its various consolidated subsidiaries. Safra Republic and its subsidiaries are limited under laws in effect in their respective countries, as to the amount of dividends which may be distributed to Safra Republic and its shareholders. As of December 31, 1998, approximately US$ 78 million of consolidated retained earnings, were not available for distribution due to these legal restrictions.

The Board of directors of Safra Republic has authorised the purchase of up to 10% of its issued shares of common stock in open market transactions. The Company had accumulated purchases of 1,876,626 shares at December 31, 1998.

15. EARNINGS PER COMMON SHARE

The following table presents the income and average outstanding share amounts used to calculate earnings per common share in each of the last three years.

        (IN THOUSANDS OF US$ EXCEPT PER SHARE DATA)             1998        1997        1996
----------------------------------------------------------------------------------------------
BASIC EARNINGS:
Net income                                                     280,207     255,055     189,830
Less preferred stock dividends                                   9,741          --          --
----------------------------------------------------------------------------------------------
Net income applicable to common stock                          270,466     255,055     189,830
==============================================================================================
Average common shares outstanding (in thousands)                70,567      70,586      70,435
==============================================================================================
Basic earnings per common share                               US$ 3.83    US$ 3.61    US$ 2.70
==============================================================================================
DILUTED EARNINGS:
Net income applicable to common stock                          270,466     255,055     189,830
----------------------------------------------------------------------------------------------
Shares in thousands:
Average common shares outstanding-basic                         70,567      70,586      70,435
Net shares assumed issued under restricted stock plan              550         517         568
----------------------------------------------------------------------------------------------
Average common shares outstanding-diluted                       71,117      71,103      71,003
==============================================================================================
Diluted earnings per common share                             US$ 3.80    US$ 3.59    US$ 2.67
==============================================================================================

16. EXECUTIVE COMPENSATION

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

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amount of time of continued employment. The following shares have been granted under the 1989 Stock Award Plan:

                                                               NUMBER      AGGREGATE
        (IN THOUSANDS OF US$ EXCEPT PER SHARE DATA)           OF SHARES      COST
------------------------------------------------------------------------------------
Balance at December 31, 1995                                   633,020        11,979
Granted                                                        162,960         3,490
Issued                                                        (286,000)       (4,867)
Cancelled                                                       (6,400)          (11)
------------------------------------------------------------------------------------
Balance at December 31, 1996                                   503,580        10,591
Granted                                                        143,920         4,740
Issued                                                        (117,720)       (2,087)
------------------------------------------------------------------------------------
Balance at December 31, 1997                                   529,780        13,244
Granted                                                        121,450         7,630
Issued                                                        (141,170)       (3,622)
Cancelled                                                      (36,300)         (303)
------------------------------------------------------------------------------------
Balance at December 31, 1998                                   473,760        16,949
====================================================================================

The aggregate cost of common stock granted under the 1989 Stock Award Plan is based on the fair market value on the date of grant and is amortised to expense over the period under which such shares are restricted. Included in employee benefits expense for 1998 is US$ 5,128,000 (1997: US$ 3,946,000; 1996: US$
3,571,000) related to this plan.

17. RETIREMENT BENEFITS

Retirement benefits are generally covered by local plans based on length of service, compensation levels and, where applicable, employee contributions, with the funding of these plans based on local legal requirements.

The following tables provide a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of the plan assets for the years ended December 31, 1998 and 1997 and set forth the plans' funded status and amounts recognised in the Company's consolidated statements of condition at respective year ends.

                   (IN THOUSANDS OF US$)                        1998       1997
--------------------------------------------------------------------------------
Projected benefit obligation at beginning of year               71,549    60,412
Service cost                                                     5,783     4,361
Interest cost                                                    3,090     2,241
Plan participants' contributions                                 7,472     5,737
Actuarial (gain) loss                                             (461)    1,141
Benefits paid                                                   (4,443)   (2,661)
Foreign currency exchange rate changes                           4,581    (4,368)
Acquisition                                                         --     4,686
--------------------------------------------------------------------------------
Projected benefit obligation at end of year                     87,571    71,549
--------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                  74,097    59,397
Actual return on plan assets                                     1,484     9,711
Employer contributions                                           3,458     2,449
Plan participants' contributions                                 7,472     5,737
Benefits paid                                                   (4,443)   (2,661)
Foreign currency exchange rate changes                           4,732    (4,295)
Acquisition                                                         --     3,759
--------------------------------------------------------------------------------
Fair value of plan assets at end of year                        86,800    74,097
--------------------------------------------------------------------------------

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   (IN THOUSANDS OF US$)                       1998      1997
------------------------------------------------------------------------------
Excess (deficiency) of plan assets over projected benefit
  obligation                                                    (771)    2,548
Unrecognised net gain from past experience different from
  that assumed and effects of changes in assumptions          (2,239)   (4,503)
Prior service cost not yet amortised in net periodic pension
  cost                                                           973       936
------------------------------------------------------------------------------
Accrued pension expense included in other liabilities         (2,037)   (1,019)
------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, fully vested               59,074    47,130
------------------------------------------------------------------------------

Net pension expense in each of the last three years consisted of the following:

                   (IN THOUSANDS OF US$)                       1998      1997      1996
----------------------------------------------------------------------------------------
Service cost-benefits earned during the period                 5,783     4,361     4,093
Interest cost on projected benefit obligation                  3,090     2,241     2,416
Expected return on plan assets                                (4,183)   (3,128)   (3,267)
Amortisation of prior service cost                                37        --        --
----------------------------------------------------------------------------------------
  Net periodic pension expense                                 4,727     3,474     3,242
========================================================================================

The following table presents the economic assumptions used to calculate the projected benefit obligation and pension expense in each of the last three years:

                                                              1998    1997    1996
----------------------------------------------------------------------------------
Discount rate                                                 4.0%    4.0%    4.0%
Rate of compensation increase                                 2.5%    2.5%    2.5%
Expected long-term rate of return on plan assets              5.5%    5.5%    5.5%
----------------------------------------------------------------------------------

The amount of net pension expense related to other subsidiaries' local plans amounted to US$ 3,300,000, US$ 2,579,000 and US$ 2,576,000 in 1998, 1997 and
1996, respectively.

18. SEGMENT INFORMATION

The Company conducts its primary business activities through banking subsidiaries located in Switzerland, Luxembourg, France, Monaco, Guernsey, and Gibraltar (the "banking subsidiaries"). The banking subsidiaries are managed separately because they operate in different economic and regulatory environments and constitute reportable segments under Statement of Financial Accounting Standard No. 131 Segments of Enterprises and Related Informations ("SFAS 131").

Safra Republic and its other non-banking subsidiaries also constitute a reportable segment under SFAS 131. The Company's principal activity is the ownership and management of an internationally diversified portfolio of long-term investments in the banking and finance industries which generate dividend and interest income.

The banking subsidiaries offer a broad range of private banking services tailored to meet the needs of their private banking clients, conduct trading activities principally with their clients and engage in treasury activities pursuant to which they invest in a variety of temporary and long-term investments including interbank deposits and investment securities.

The banking subsidiaries derive net interest income principally from investing the deposits gathered from clients in interest bearing deposits with banks, investment securities and loans transacted mainly with existing clients.

The banking subsidiaries derive commission and fee income mainly from fiduciary and time deposits, securities transactions, custody and trust fees, service charges, client portfolio management and advisory services and on providing guarantees and letters of credit to clients.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trading account income (loss) originates from foreign exchange and precious metals transactions entered into between the banking subsidiaries and their clients and from proprietary activities in the spot, futures and forward markets, as well as through OTC transactions such as swaps and options. Such income (loss) also results from trading in the futures and equity markets and in debt and equity securities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Intersegment transactions occur in the normal course of business and are accounted for based on stated accounting policies.

Geographic information is based on the country of domicile of the banking subsidiaries, except for the Monaco subsidiary which is included in France. The segment comprised of Safra Republic and other subsidiaries operate in the Grand Duchy of Luxembourg.

Interest revenue has been presented net of interest expense.

The following tables present information on the reported segment profits and assets for 1998, 1997 and 1996:

                                                                     1998
                            --------------------------------------------------------------------------------------
                                                                                             SAFRA
                                                                                            REPUBLIC
                                                                                               &
  (IN THOUSANDS OF US$)     SWITZERLAND   LUXEMBOURG    FRANCE     GUERNSEY    GIBRALTAR   OTHER SUBS     TOTAL
------------------------------------------------------------------------------------------------------------------
REVENUES FROM EXTERNAL
  CUSTOMERS AND
  COUNTERPARTIES:
Foreign exchange and
  precious metals trading
  income (loss)                 38,838         4,853       8,267         512      (4,977)       5,434       52,927
Trading account income
  (loss)                         3,736           179         (17)       (381)      1,396           98        5,011
Total fees and commissions     129,168         9,392      13,656       9,485         331        8,451      170,483
Investment securities
  gains (losses)                15,936            --         739      (1,516)    (42,201)     (37,690)     (64,732)
Other income (loss)               (399)          264         689          --         211          601        1,366
------------------------------------------------------------------------------------------------------------------
Total revenues from
  external customers           187,279        14,688      23,334       8,100     (45,240)     (23,106)     165,055
------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES:
Dividends                           --            --          --          --          --       89,400       89,400
Other                            2,094       (14,112)      1,439        (417)      1,485        7,056       (2,455)
------------------------------------------------------------------------------------------------------------------
Total intersegment
  revenues                       2,094       (14,112)      1,439        (417)      1,485       96,456       86,945
------------------------------------------------------------------------------------------------------------------
Total segment revenues         189,373           576      24,773       7,683     (43,755)      73,350      252,000
==================================================================================================================
Net interest income             83,200        17,746      28,897      40,209      65,501       62,405      297,958
------------------------------------------------------------------------------------------------------------------
Segment profit before tax      130,660         9,457      34,094      56,886      19,786      133,064      383,947
------------------------------------------------------------------------------------------------------------------
Long-lived assets              207,760         1,023      12,404       5,103         625       27,333      254,248
------------------------------------------------------------------------------------------------------------------
Total segment assets        13,096,937     1,588,854   3,710,314   7,392,571   2,850,487    1,900,811   30,539,974
==================================================================================================================

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                              1997
                                    ----------------------------------------------------------------------------------------
                                                                                                       SAFRA
                                                                                                      REPUBLIC
                                                                                                         &
                                                                                                       OTHER
(IN THOUSANDS OF US$)               SWITZERLAND    LUXEMBOURG     FRANCE     GUERNSEY    GIBRALTAR      SUBS        TOTAL
----------------------------------------------------------------------------------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS
  AND COUNTERPARTIES:
Foreign exchange and precious
  metals trading income (loss)          30,723         5,681         4,452         168         (88)       (767)       40,169
Trading account income                   3,094           452            22         162       8,014         250        11,994
Total fees and commissions             108,238         8,776         9,679      23,328         697      10,510       161,228
Investment securities gains
  (losses)                               1,011         1,487        (1,310)      1,142      (9,978)     (1,292)       (8,940)
Other income                               252             7           500          --          --          --           759
----------------------------------------------------------------------------------------------------------------------------
Total revenues from external
  customers                            143,318        16,403        13,343      24,800      (1,355)      8,701       205,210
----------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES:
Dividends                                   --            --            --          --          --     142,750       142,750
Other                                    3,165           (57)          698         873       4,470       7,033        16,182
----------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues              3,165           (57)          698         873       4,470     149,783       158,932
----------------------------------------------------------------------------------------------------------------------------
Total segment revenues                 146,483        16,346        14,041      25,673       3,115     158,484       364,142
============================================================================================================================
Net interest income                     75,837        16,994        23,771      53,864      69,004      55,319       294,789
----------------------------------------------------------------------------------------------------------------------------
Segment profit before tax               70,671        11,266        10,832      59,431      68,533     197,635       418,368
----------------------------------------------------------------------------------------------------------------------------
Long-lived assets                      200,604           866        12,425       5,014         627      26,575       246,111
----------------------------------------------------------------------------------------------------------------------------
Total segment assets                11,436,113     1,368,047     3,513,141   8,037,423   3,079,163   1,954,251    29,388,138
============================================================================================================================

                                                                              1996
                                    ----------------------------------------------------------------------------------------
                                                                                                       SAFRA
                                                                                                      REPUBLIC
                                                                                                         &
                                                                                                       OTHER
(IN THOUSANDS OF US$)               SWITZERLAND    LUXEMBOURG     FRANCE     GUERNSEY    GIBRALTAR      SUBS        TOTAL
----------------------------------------------------------------------------------------------------------------------------
REVENUES FROM EXTERNAL CUSTOMERS
  AND COUNTERPARTIES:
Foreign exchange and precious
  metals trading income (loss)          24,707         3,274         3,085          83         311      (1,470)       29,990
Trading account income (loss)            1,820           370            11        (853)     (2,480)         --        (1,132)
Total fees and commissions              68,086         7,190         7,485       6,565         325          --        89,651
Investment securities gains
  (losses)                                 829            --            --       1,994      (1,075)        340         2,088
Other income                                79            98           527          36          50          41           831
----------------------------------------------------------------------------------------------------------------------------
Total revenues from external
  customers                             95,521        10,932        11,108       7,825      (2,869)     (1,089)      121,428
----------------------------------------------------------------------------------------------------------------------------
INTERSEGMENT REVENUES:
Dividends                                   --            --            --          --          --      95,904        95,904
Other                                    1,940            27            50       1,149       3,305          51         6,522
----------------------------------------------------------------------------------------------------------------------------
Total intersegment revenues              1,940            27            50       1,149       3,305      95,955       102,426
----------------------------------------------------------------------------------------------------------------------------
Total segment revenues                  97,461        10,959        11,158       8,974         436      94,866       223,854
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Net interest income                     69,446        19,651        17,931      56,891      47,661      54,277       265,857
----------------------------------------------------------------------------------------------------------------------------
Segment profit before tax               45,631         9,835         2,224      57,479      41,603     126,281       283,053
----------------------------------------------------------------------------------------------------------------------------
Long-lived assets                      124,023           787        15,141       4,927         641      31,704       177,223
----------------------------------------------------------------------------------------------------------------------------
Total segment assets                 9,225,313     1,428,193     1,660,569   6,279,425   3,234,219   1,544,896    23,372,615
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of reportable segment revenues, net interest income, profit before tax and total assets to the Company's consolidated totals.

                                                                                 SEGMENT
                                                         TOTAL        NET         PROFIT
                                                        SEGMENT     INTEREST      BEFORE        TOTAL
(IN THOUSANDS OF US$)                                   REVENUES     INCOME        TAX          ASSETS
--------------------------------------------------------------------------------------------------------
TOTAL REPORTED BY SEGMENTS                      1998     252,000    297,958       383,947     30,539,974
                                                1997     364,142    294,789       418,368     29,388,138
                                                1996     223,854    265,857       283,053     23,372,615
--------------------------------------------------------------------------------------------------------
Intersegment revenues                           1998       2,455         --            --             --
                                                1997     (16,182)        --            --             --
                                                1996      (6,522)        --            --             --
--------------------------------------------------------------------------------------------------------
Commission expense                              1998     (18,149)        --            --             --
                                                1997     (21,766)        --            --             --
                                                1996      (9,886)        --            --             --
--------------------------------------------------------------------------------------------------------
Dividends received from segments                1998     (89,400)        --       (89,400)            --
                                                1997    (142,750)        --      (142,750)            --
                                                1996     (95,904)        --       (95,904)            --
--------------------------------------------------------------------------------------------------------
Equity in net income of investees accounted
  for by the equity method                      1998       9,313         --            --             --
                                                1997       7,146         --            --             --
                                                1996         841         --            --             --
--------------------------------------------------------------------------------------------------------
Consolidating adjusting entries                 1998      (6,972)      (193)        2,765       (797,193)
                                                1997      (1,725)     2,436         1,002       (793,507)
                                                1996       6,730        323        18,623       (747,727)
--------------------------------------------------------------------------------------------------------
Elimination of intercompany receivables         1998          --         --            --     (8,706,014)
                                                1997          --         --            --     (8,238,331)
                                                1996          --         --            --     (5,401,479)
--------------------------------------------------------------------------------------------------------
TOTAL AS PER CONSOLIDATED STATEMENTS            1998     149,247    297,765       297,312     21,036,767
                                                1997     188,865    297,225       276,620     20,356,300
                                                1996     119,113    266,180       205,772     17,223,409
--------------------------------------------------------------------------------------------------------

Interest income on investment securities issued by the U.S. Government and its agencies for the year ended December 31, 1998, 1997 and 1996, was US$ 363,597,000, US$ 407,328,000 and US$ 338,508,000 respectively, which represented
31%, 37% and 34% of gross interest income, respectively. This source of income was reported in all the segments.

19. OFF-BALANCE SHEET RISK

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

Forward and futures contracts commit the Company to buy or sell, at a future date, a specified financial instrument, currency or precious metal or other commodity at an agreed price. Forward

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contracts are customised transactions that require no cash settlement until the end of the contract. When traded on an organized exchange, futures contracts require daily settlement with the exchange acting as the counterparty to each contract.

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

The credit and settlement risk of off-balance sheet transactions arises from the potential for a counterparty to default on its contractual obligations. The effect of such defaults varies as the market value of these contracts changes. Credit exposure exists at a particular point in time when an off-balance sheet contract has a positive market value. The Company attempts to limit its credit and settlement risk by dealing with highly creditworthy counterparties, limiting individual positions to counterparties whose credit standing is satisfactory and by obtaining collateral where appropriate. The Company limits its credit risk in relation to securities sold under repurchase agreements by monitoring the market value of the underlying securities and requesting additional cash or return of collateral when required.

The following table summarises the notional amounts of forward, futures, swap and option instruments used in trading and risk management activities and credit exposure on instruments used in risk management activities at December 31, 1998 and 1997. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favourable and unfavourable value to the Company. These notional amounts do not represent the amounts to be exchanged by the Company nor do they measure the exposure to credit or market risk.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          1998
                                                         --------------------------------------
                                                                            ASSET/LIABILITY
                                                           TRADING            MANAGEMENT
                                                         --------------------------------------
                                                         CONTRACTUAL    CONTRACTUAL
                                                          NOTIONAL       NOTIONAL       CREDIT
(IN THOUSANDS OF US$)                                      AMOUNTS        AMOUNTS      EXPOSURE
-----------------------------------------------------------------------------------------------
INTEREST RATE:
Futures                                                      230,460             --          --
Swaps                                                         60,000      2,012,459      13,776
Caps purchased                                                    --      2,355,001      13,847
-----------------------------------------------------------------------------------------------
FOREIGN EXCHANGE AND PRECIOUS METALS:
Spot, forwards and swaps                                   8,045,815        564,158       4,018
Options written                                            1,205,747             --          --
Options purchased                                          1,415,747             --          --
-----------------------------------------------------------------------------------------------
DEBT AND EQUITY SECURITIES:
Options written                                              209,507             --          --
Options purchased                                            209,507             --          --
-----------------------------------------------------------------------------------------------

                                                                          1997
                                                         --------------------------------------
                                                                            ASSET/LIABILITY
                                                           TRADING            MANAGEMENT
                                                         --------------------------------------
                                                         CONTRACTUAL    CONTRACTUAL
                                                          NOTIONAL       NOTIONAL       CREDIT
(IN THOUSANDS OF US$)                                      AMOUNTS        AMOUNTS      EXPOSURE
-----------------------------------------------------------------------------------------------
INTEREST RATE:
Swaps                                                         40,019      3,031,597      11,020
Caps purchased                                                    --      4,023,861      14,329
-----------------------------------------------------------------------------------------------
FOREIGN EXCHANGE AND PRECIOUS METALS:
Spot, forwards and swaps                                   8,861,494        460,921       7,454
Options written                                            3,834,262             --          --
Options purchased                                          4,335,925        265,793      14,409
-----------------------------------------------------------------------------------------------
DEBT AND EQUITY SECURITIES:
Options written                                              315,536             --          --
Options purchased                                            395,536             --          --
-----------------------------------------------------------------------------------------------

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

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the contractual amount of credit related instruments at December 31, 1998 and 1997 is presented in the following table:

(IN THOUSANDS OF US$)                                          1998       1997
--------------------------------------------------------------------------------
Commitments to extend credit                                  260,597    189,107
Standby letters of credit and financial guarantees            856,470    701,595
Commercial and other letters of credit                         67,912     69,156
Commitments to purchase securities                             16,493      8,444
--------------------------------------------------------------------------------

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarises the carrying values and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997. The estimated fair value of off-balance sheet financial instruments used as hedges are reported in the related balance sheet asset or liability.

                                                         1998                        1997
                                               ----------------------------------------------------
                                                              ESTIMATED                   ESTIMATED
(IN THOUSANDS OF US$)                          BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
---------------------------------------------------------------------------------------------------
NON-TRADING ACTIVITIES:
FINANCIAL ASSETS, INCLUDING HEDGES:
Interest-bearing deposits with banks           7,648,609      7,649,833    7,476,969      7,477,510
Investment securities                          9,607,526      9,677,777    9,485,637      9,511,888
Loans (net)                                    2,758,496      2,833,345    2,154,545      2,286,695
Other financial assets                           484,514        484,514      658,921        658,921
---------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES, INCLUDING HEDGES:
Deposits                                      16,447,942     16,447,870   15,401,065     15,292,040
Repurchase agreements                          1,620,060      1,622,751    2,069,638      2,069,544
Long-term debt and subordinated long-term
  debt                                           250,000        257,500      400,000        394,778
Other financial liabilities                      605,021        598,084      477,097        468,053
---------------------------------------------------------------------------------------------------
TRADING ACTIVITIES:
Assets                                           187,917        189,994      248,941        250,586
Liabilities                                     (151,652)      (151,652)    (225,659)      (225,659)
---------------------------------------------------------------------------------------------------
    Net                                           36,265         38,342       23,282         24,927
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The table presented below summarises the estimated aggregate fair values of off-balance sheet financial instruments which have been included in the estimated fair value of the related balance sheet asset or liability in the above table.

                                                             1998                        1997
                                                   ----------------------------------------------------
                                                    ESTIMATED     ESTIMATED     ESTIMATED     ESTIMATED
                                                     POSITIVE      NEGATIVE      POSITIVE      NEGATIVE
(IN THOUSANDS OF US$)                              FAIR VALUE    FAIR VALUE    FAIR VALUE    FAIR VALUE
-------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:
Trading (see note 5):                               150,145       151,652       211,980       225,659
-------------------------------------------------------------------------------------------------------
Asset/liability management:
Interest rate contracts                              27,623        48,159        25,349        50,787
Foreign exchange contracts                            4,018         9,948        21,863            --
-------------------------------------------------------------------------------------------------------
                                                     31,641        58,107        47,212        50,787
-------------------------------------------------------------------------------------------------------
                                                    181,786       209,759       259,192       276,446
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

LONG-TERM DEBT AND REPURCHASE AGREEMENTS: Long-term debt, subordinated long-term debt and repurchase agreements are valued based upon rates currently available to the Company for debt with similar terms and remaining maturities.

OTHER FINANCIAL INSTRUMENTS: The fair value of interest-bearing deposits with banks, deposits and short-term borrowings maturing in more than six months is estimated using a discounted cash flow model based on market rates for comparable instruments with similar maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The fair value of interest rate and foreign exchange contracts are estimated as the amounts that the company would receive or pay to terminate the contracts at the reporting date. Credit related instruments aggregated US$ 1.2 billion and US$ 1.0 billion at year end 1998 and 1997, respectively, which approximate estimated market if ultimately funded.

21. CREDIT RELATED RISK CONCENTRATIONS

In the normal course of its business, the Company's activities include significant amounts of credit risk to depository institutions. Such concentrations aggregated approximately 46% and 45% of the Company's balance sheet financial instruments at December 31, 1998 and 1997, respectively. This exposure included approximately 80% and 83% in the form of interest-bearing deposits with banks, respectively. The Company's credit exposure to the United States Federal Government and its agencies, principally in the form of securities, was approximately 25% and 29% of respective year-end balance sheet financial instruments.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

22. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, there are various outstanding commitments and contingent liabilities of the Company that are not reflected in the consolidated statements of condition.

The Company's minimum rental commitments for non-cancellable operating leases for premises and equipment at December 31, 1998 were US$ 17,580,000 in 1999, US$ 11,440,000 in 2000, US$ 10,891,000 in 2001, US$ 7,513,000 in 2002, US$ 6,196,000
in 2003 and US$ 19,118,000 thereafter in the aggregate. Actual net rental expense for premises in 1998, 1997 and 1996 was US$ 11,311,000, US$ 10,921,000
and US$ 10,905,000, respectively.

23. TRANSACTIONS WITH AFFILIATES

The following is a summary of significant aggregate balances of transactions with affiliates included in the Company's consolidated financial statements for the three years ended December 31:

                   (IN THOUSANDS OF US$)                        1998         1997         1996
-------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                          25,544       23,157       20,132
Interest-bearing deposits with banks                            296,303      284,315      253,422
Investment securities                                            12,406       22,940        8,989
Trading account assets                                            8,440        8,627           --
Accrued interest receivable                                       8,753       30,692       19,072
-------------------------------------------------------------------------------------------------
LIABILITIES:
Bank deposits                                                   236,006      157,765      271,257
Accrued interest payable                                         23,992       25,096       16,733
-------------------------------------------------------------------------------------------------
INTEREST INCOME:
Deposits with banks and investment securities                    27,294       29,751       28,092
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
DEPOSITS                                                         14,589       29,588       12,510
-------------------------------------------------------------------------------------------------
OTHER OPERATING ITEMS:
Commission income net                                             7,264        7,382        2,753
Occupancy, net (primarily leased office space)                   (9,076)      (9,045)      (7,810)
-------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET:
Trading and risk management financial instruments             3,345,100    6,042,592    2,257,408
Credit related instruments                                      124,720      125,410      199,728
Lease commitments                                                44,977       47,781       62,002
-------------------------------------------------------------------------------------------------

24. RECONCILIATION WITH LUXEMBOURG GAAP

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

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Application of accounting principles generally accepted in Luxembourg would have had the following approximate effect on total assets, shareholders' equity and net income as of and for the years ended December 31:

                                                                               1998
                                                              ---------------------------------------
                                                                TOTAL       SHAREHOLDERS'      NET
                   (IN THOUSANDS OF US$)                        ASSETS         EQUITY         INCOME
-----------------------------------------------------------------------------------------------------
U.S. GAAP                                                     21,036,767        1,936,791     280,207
Differences of accounting recognition for unrealised basis
  difference on investment securities available for sale,
  net of taxes                                                  (103,939)        (103,939)   (116,730)
Difference in basis in trading account assets, net of taxes          (50)             (50)        527
Difference in amortisation of goodwill                           (24,197)         (24,197)    (12,640)
Differences of accounting for treasury share transactions         21,573           21,573        (376)
-----------------------------------------------------------------------------------------------------
Luxembourg GAAP                                               20,930,154        1,830,178     150,988
=====================================================================================================

                                                                               1997
                                                              --------------------------------------
                                                                TOTAL       SHAREHOLDERS'      NET
                   (IN THOUSANDS OF US$)                        ASSETS         EQUITY        INCOME
----------------------------------------------------------------------------------------------------
U.S. GAAP                                                     20,356,300        1,760,566    255,055
Differences of accounting recognition for unrealised basis
  difference on investment securities available for sale,
  net of taxes                                                  (147,557)        (147,557)      (857)
Difference in basis in trading account assets, net of taxes         (577)            (577)      (198)
Difference in amortisation of goodwill                           (11,557)         (11,557)   (11,557)
Differences of accounting for treasury share transactions         21,168           21,168       (686)
----------------------------------------------------------------------------------------------------
Luxembourg GAAP                                               20,217,777        1,622,043    241,757
====================================================================================================

25. REGULATORY MATTERS

The Company's risk-based capital is included in the consolidated risk-based capital ratio of RNYC in accordance with the requirements of the Federal Reserve Board specifically applied to RNYC. The Company's risk based capital ratio at December 31, 1998 calculated in accordance with the CSSF regulations was 332.31%.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

26. SAFRA REPUBLIC HOLDINGS S.A. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
(IN THOUSANDS OF US$)                                           1998            1997
------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                             714          317
Deposits with subsidiaries                                      153,305      110,971
Trading account assets                                           16,828           --
Investment securities:
  Available for sale                                            411,182      418,120
  Held to maturity                                              107,556      161,813
------------------------------------------------------------------------------------
  Total investment securities                                   518,738      579,933
------------------------------------------------------------------------------------
Investments in subsidiaries                                   1,202,546    1,109,514
Loans to subsidiaries                                           273,700      260,305
Other assets                                                     75,703      140,685
------------------------------------------------------------------------------------
  Total assets                                                2,241,534    2,201,725
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities                                                54,743       41,159
Long-term debt                                                       --      150,000
Subordinated long-term debt due 2997                            250,000      250,000
SHAREHOLDERS' EQUITY:
Cumulative preferred stock, US$ 2.50 par value                    6,875           --
Common stock, US$ 2.50 par value                                178,310       89,155
Surplus                                                         925,981      818,107
Retained earnings                                               989,929      834,476
Accumulated other comprehensive income (loss)                  (142,731)      39,996
Less: shares held in treasury, at cost                          (21,573)     (21,168)
------------------------------------------------------------------------------------
  Total shareholders' equity                                  1,936,791    1,760,566
------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                  2,241,534    2,201,725
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Included in accumulated other comprehensive income (loss) at December 31, 1998 were net unrealised depreciation on investment securities available for sale of US$ 49,060,000 (1997: US$ 80,435,000 unrealised appreciation) and US$ 30,787,000
(1997: US$ 3,255,000 unrealised appreciation), attributable to the banking subsidiaries and parent company only, respectively.

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                   (IN THOUSANDS OF US$)                       1998         1997
--------------------------------------------------------------------------------
INCOME:
Dividends from subsidiaries                                    89,400    142,750
Interest from subsidiaries                                     45,737     40,943
Other interest                                                 48,404     28,004
Other                                                          (2,099)      (458)
--------------------------------------------------------------------------------
  Total income                                                181,442    211,239
--------------------------------------------------------------------------------
EXPENSES:
Salaries and other employee benefits                            7,400     13,364
Restricted stock expense                                        5,128      3,946
Interest expense                                               25,304     13,014
Other expenses and provisions                                   5,807      8,130
--------------------------------------------------------------------------------
  Total expenses                                               43,639     38,454
--------------------------------------------------------------------------------
Income before equity in undistributed net income of
  subsidiaries                                                137,803    172,785
Equity in undistributed net income of subsidiaries            142,404     82,270
--------------------------------------------------------------------------------
NET INCOME                                                    280,207    255,055
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SAFRA REPUBLIC HOLDINGS S.A.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
(IN THOUSANDS OF US$)                                           1998        1997        1996
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     280,207     255,055     189,830
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Equity in undistributed net income of subsidiaries          (142,404)    (82,270)    (46,044)
  Net change in trading account securities                      (5,226)         --          --
  Other, net                                                    55,707     (25,766)    (11,994)
----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                    188,284     147,019     131,792
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Deposits with subsidiaries                                     (42,334)     28,137     (86,228)
Deposits with banks                                                 --      19,690      (5,128)
Purchases of securities available for sale                    (274,746)   (353,188)    (35,035)
Purchases of securities held to maturity                            --    (103,680)    (77,424)
Proceeds from sales of securities available for sale           149,134      78,504     136,730
Proceeds from maturities of securities available for sale       69,860       7,282          --
Proceeds from maturities of securities held to maturity         54,257      11,611       7,680
Cash contributions to subsidiaries                             (18,527)    (69,433)    (20,380)
Loans to subsidiaries                                           (9,673)     49,551        (826)
Other, net                                                     (43,372)     21,082      12,608
----------------------------------------------------------------------------------------------
  Net cash used by investing activities                       (115,401)   (310,444)    (68,003)
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt                                   (150,000)         --          --
Net proceeds from issuance of preferred stock                  204,280          --          --
Issuance of subordinated long-term debt                             --     250,000          --
Cash dividends paid                                           (122,302)    (79,434)    (61,630)
Purchase of treasury shares                                     (4,464)     (7,134)     (2,249)
----------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities             (72,486)    163,432     (63,879)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                 397           7         (90)
Cash and due from banks at beginning of year                       317         310         400
----------------------------------------------------------------------------------------------
Cash and due from banks at end of year                             714         317         310
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Transfer (to) from trading account to (from) investments
  available for sale                                           (11,602)         --      23,374
----------------------------------------------------------------------------------------------

During 1998 and 1997, the Company increased its capital investment in its banking subsidiaries by US$ 29,615,000 and US$ 65,955,000, respectively. During 1998, the Company received cash refunds of US$ 1,959,000 of previously forgiven subordinated loans from one of its banking subsidiaries.

INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SAFRA REPUBLIC HOLDINGS S.A.

We have audited the accompanying consolidated statements of condition of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safra Republic Holdings S.A. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with United States generally accepted accounting principles.

Generally accepted accounting principles in the United States vary in certain significant respects from generally accepted accounting principles in Luxembourg. Application of generally accepted accounting principles in Luxembourg would have affected results of operations for the years ended December 31, 1998 and 1997 and shareholders' equity and total assets as of December 31, 1998 and 1997, to the extent summarised in note 24 to the consolidated financial statements.

Luxembourg, January 15, 1999              KPMG AUDIT
                                          Reviseurs d'entreprises

                                          D. G. Robertson

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the Corporation and nominees for election as directors is contained in the section "Election of Directors" in the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1999.

The names, ages and positions of the executive officers of the Corporation are as follows:

          NAME             AGE    POSITION WITH THE CORPORATION       POSITION WITH THE BANK
-----------------------------------------------------------------------------------------------
Walter H. Weiner           68      Chairman of the Board and        Chairman of the Board and
                                    Chief Executive Officer          Chief Executive Officer
Dov C. Schlein             51            Vice Chairman                      President
Elias Saal                 46     Vice Chairman and Chairman of     Vice Chairman of the Board
                                    the Executive Committee            and Chairman of the
                                                                       Executive Committee
Stephen J. Saali           34              President                Vice Chairman of the Board
Cyril S. Dwek              62            Vice Chairman              Vice Chairman of the Board
Ernest Ginsberg            68            Vice Chairman              Vice Chairman of the Board
Nathan Hasson              53            Vice Chairman              Vice Chairman of the Board
                                                                          and Treasurer
Vito S. Portera            56            Vice Chairman              Vice Chairman of the Board
Rodney G. Ward             54                  --                   Vice Chairman of the Board
George T. Wendler          54     Vice Chairman and Chairman of     Vice Chairman of the Board
                                      the Credit Committee
John Tamberlane            57                  --                   President of the Consumer
                                                                   Financial Services Division
Paul L. Lee                52     Executive Vice President and       Executive Vice President
                                        General Counsel
Stan Martin                51     Executive Vice President and     Executive Vice President and
                                    Chief Financial Officer          Chief Financial Officer
Richard C. Spikerman       58     International Credit Officer       Executive Vice President
-----------------------------------------------------------------------------------------------

Each of the above-named officers is a director of both the Corporation and the Bank, except for Messrs. Lee, Spikerman and Tamberlane, who are not directors of the Corporation, and Mr. Martin who is not a director of the Corporation or the Bank.

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

The biographical information for the past five years for the above named executive officers of the Corporation is as follows:

Walter H. Weiner has been a director and Chairman of both the Board of the Corporation and the Bank for more than five years.

Dov C. Schlein has been a director and a Vice Chairman of the Corporation and a director and President of the Bank for more than five years. Mr. Schlein has been designated to succeed Walter H. Weiner as Chairman of the Board and Chief Executive Officer of both the Corporation and the Bank at the Annual Meeting of stockholders on April 21, 1999.

Elias Saal was elected Chairman of the Executive Committees of the Corporation and the Bank in December 1998. Mr. Saal has been a director and a Vice Chairman of the Corporation since July 1995. He has been a director and Vice Chairman of the Board of the Bank since October and June 1995, respectively. Mr. Saal was an Executive Vice President of the Bank for more than one year prior to 1995. Mr. Saal has been designated to succeed Dov C. Schlein as President of the Bank on April 21, 1999.

Stephen J. Saali was elected President of the Corporation, Vice Chairman of the Board of the Bank and a director of both the Corporation and the Bank in December 1998. For more than five years prior thereto, Mr. Saali was an officer of the Corporation and served most recently as Managing Director.

Cyril S. Dwek has been a director and Vice Chairman of the Corporation and director and a Vice Chairman of the Board of the Bank for more than five years.

Ernest Ginsberg has been a director and a Vice Chairman of the Corporation (and was General Counsel until April 1994) and a director and a Vice Chairman of the Board of the Bank for more than five years.

Nathan Hasson has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board and Treasurer of the Bank for more than five years.

Vito S. Portera has been a director and a Vice Chairman of the Corporation and a director and a Vice Chairman of the Board of the Bank for more than five years. Mr. Portera also has been Chairman of the Board of Republic International Bank of New York (Miami), the Miami, Florida Edge Act subsidiary of the Bank, for more than five years.

Rodney G. Ward joined the Bank in September 1998 as a Vice Chairman of the Board and was elected a director in March 1999. He was elected a director of the Corporation in October 1998. For more than five years prior to joining the Corporation, Mr. Ward was employed by SBC Warburg and its predecessor, most recently as Regional Chairman -- Emerging Europe, Africa and the Middle East.

George T. Wendler has been a director and Vice Chairman of the Corporation since May 1997, having been an Executive Vice President for more than two years prior thereto, as well as Chairman of the Credit Committee of the Corporation since October 1994. He has been a director and Vice Chairman of the Board of the Bank since June 1995. Prior thereto, Mr. Wendler was an Executive Vice President of the Bank for more than one year.

John Tamberlane has been a director of the Bank since December 1995 and the President of the Consumer Financial Services Division of the Bank since January 1996. For more than two years prior thereto, Mr. Tamberlane was an Executive Vice President of the Bank.

Paul L. Lee has been an Executive Vice President and General Counsel of the Corporation and a director and Executive Vice President of the Bank since April 1994. Prior thereto, Mr. Lee was a partner of Shearman & Sterling, attorneys.

Stan Martin joined the Corporation and the Bank in April 1998 and is Executive Vice President and Chief Financial Officer of the Corporation and the Bank. For more than five years prior to joining the Corporation, Mr. Martin was a partner of KPMG LLP.

Richard C. Spikerman has been the International Credit Officer of the Corporation since January 1995. Mr. Spikerman has been an Executive Vice President of the Bank for more than five years and a director of the Bank since June 1995.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is contained in the section "Compensation of Directors and Executive Officers -- Executive Officers" in the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information required by this item is contained in the sections entitled "Election of Directors" and "Ownership of Voting Securities" in the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is contained in the section entitled "Transactions with Management and Related Persons" in the Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Section 14 of the Securities Exchange Act of 1934 and is hereby incorporated herein by reference. Such definitive Proxy Statement will be filed with the SEC on or about March 19, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

Financial statements are listed in the index set forth in Item 8 of this Report.

EXHIBITS
-----------------------------------------------------------------------
 3a        Articles of Incorporation as amended through April 21, 1993 and as supplemented January 21, 1998 by Articles
           Supplementary. (Incorporated herein by reference to such
           exhibits filed with the Corporation's Annual Reports on Form
           10-K for the years ended December 31, 1993 and 1998 and
           Current Reports on Form 8-K dated May 23, 1994, June 26,
           1995 and September 24, 1997).
 3b        By-Laws of the Corporation as amended through December 16,
           1998.
 4         Instruments defining the rights of security holders,
           including indentures.*
 10a       Form of Amended and Restated Deferral Agreement. **
           (Incorporated herein by reference to such exhibit filed with the Corporation's Annual Report on Form 10-K for the year
           ended December 31, 1993).
 10b       Form of Deferral Agreement.** (Incorporated herein by
           reference to such exhibit filed with the Corporation's
           Annual Report on Form 10-K for the year ended December 31,
           1993).
 10c       Performance Based Incentive Compensation Plan.
 10d       Employment Agreements** (Incorporated herein by reference to such exhibits filed with the Corporation's Annual Report on
           Form 10-K for the year ended December 31, 1997).
 10e       Consulting Agreements** (Incorporated herein by reference to such exhibits filed with the Corporation's Annual Report on
           Form 10-K for the year ended December 31, 1997).
 11        Computation of Earnings Per Share of Common Stock.
 12        Calculation of Ratios of Earnings to Fixed Charges -
           Consolidated.
 21        Subsidiaries of the Corporation.
 23        Consents of Experts and Counsel.
 24        Form of Power of Attorney.
 27        Financial Data Schedule.
-----------------------------------------------------------------------

* The Corporation hereby agrees to furnish to the SEC, upon request, a copy of any unfiled agreements defining the rights of holders of the long-term debt of the Corporation and of all subsidiaries of the Corporation for which consolidated or unconsolidated financial statements are required to be filed.

** Compensation Agreement.

REPORTS ON FORM 8-K

A report on Form 8-K was filed on December 17, 1998 to report the announcement of management successions at the Corporation and the Bank.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          REPUBLIC NEW YORK CORPORATION

Dated: March 5, 1999

                                                        By:               WALTER H. WEINER
                                                             ------------------------------------------
                                                                          WALTER H. WEINER
                                                                      (CHAIRMAN OF THE BOARD)

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                WALTER H. WEINER                  Director and Chairman of the Board   March 5, 1999
------------------------------------------------      (Principal Executive Officer)
               (WALTER H. WEINER)

                  STAN MARTIN                        Executive Vice President and      March 5, 1999
------------------------------------------------        Chief Financial Officer
                 (STAN MARTIN)                    (Principal Financial and Accounting
                                                                Officer)

                                                               Director                March  , 1999
------------------------------------------------
                (KURT ANDERSEN)

                                                               Director                March  , 1999
------------------------------------------------
                (CYRIL S. DWEK)

                ERNEST GINSBERG                                Director                March 5, 1999
------------------------------------------------
               (ERNEST GINSBERG)

                 NATHAN HASSON                                 Director                March 5, 1999
------------------------------------------------
                (NATHAN HASSON)

                PETER KIMMELMAN                                Director                March 5, 1999
------------------------------------------------
               (PETER KIMMELMAN)

               LEONARD LIEBERMAN                               Director                March 5, 1999
------------------------------------------------
              (LEONARD LIEBERMAN)

           WILLIAM C. MACMILLEN, JR.                           Director                March 5, 1999
------------------------------------------------
          (WILLIAM C. MACMILLEN, JR.)

               PETER J. MANSBACH                               Director                March 5, 1999
------------------------------------------------
              (PETER J. MANSBACH)

                MARTIN F. MERTZ                                Director                March 5, 1999
------------------------------------------------
               (MARTIN F. MERTZ)

                JAMES L. MORICE                                Director                March 5, 1999
------------------------------------------------
               (JAMES L. MORICE)

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                                                               Director                March  , 1999
------------------------------------------------
               (E. DANIEL MORRIS)

                JANET L. NORWOOD                               Director                March 5, 1999
------------------------------------------------
               (JANET L. NORWOOD)

                JOHN A. PANCETTI                               Director                March 5, 1999
------------------------------------------------
               (JOHN A. PANCETTI)

                VITO S. PORTERA                                Director                March 5, 1999
------------------------------------------------
               (VITO S. PORTERA)

                                                               Director                March  , 1999
------------------------------------------------
              (THOMAS F. ROBARDS)

                                                               Director                March  , 1999
------------------------------------------------
              (WILLIAM P. ROGERS)

                   ELIAS SAAL                                  Director                March 5, 1999
------------------------------------------------
                  (ELIAS SAAL)

                STEPHEN J. SAALI                               Director                March 5, 1999
------------------------------------------------
               (STEPHEN J. SAALI)

                 DOV C. SCHLEIN                                Director                March 5, 1999
------------------------------------------------
                (DOV C. SCHLEIN)

                 RODNEY G. WARD                                Director                March 5, 1999
------------------------------------------------
                (RODNEY G. WARD)

               GEORGE T. WENDLER                               Director                March 5, 1999
------------------------------------------------
              (GEORGE T. WENDLER)

                                  Exhibit Index


Exhibit No.   Description
-----------   -----------

3b            By-laws of the Corporation as amended through December 16, 1998.
10c           Amended 1994 Performance Based Incentive Compensation Plan.
11            Computation of Earnings Per Share of Common Stock.
12            Calculation of Ratios of Earnings to Fixed Charges - Consolidated.
21            Subsidiaries of the Corporation.
23            Consent of KPMG LLP.
23a           Consent of KPMG Audit, Reviseurs d'enterprises.
24            Form of Power of Attorney.
27            Financial Data Schedule.