Form 10-Q
period 1999-03-31
REPUBLIC NEW YORK CORP
filed 1999-05-14
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly Period Ended March 31, 1999.

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

                     Yes  X                  No __

--------------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 105,190,672 at April 30, 1999.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:
          Consolidated Statements of Condition - Unaudited
              March 31, 1999 and December 31, 1998                         2

          Consolidated Statements of Income - Unaudited
              Three Months Ended March 31, 1999 and 1998                   3

          Consolidated Statements of Cash Flows - Unaudited
              Three Months Ended March 31, 1999 and 1998                   4

          Consolidated Statements of Changes in Stockholders' Equity-
              Unaudited-Three Months Ended March 31, 1999 and 1998         5

          Notes to Consolidated Financial Statements                     6-9

Item 2.  Management's Discussion and Analysis                           10-24


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  25


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

ITEM 1.  FINANCIAL STATEMENTS

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                    UNAUDITED
                             (Dollars in thousands)

                                                                               March 31,    December 31,
ASSETS                                                                           1999            1998
                                                                             ------------    ------------
Cash and due from banks                                                     $    867,561    $  1,040,290
Interest-bearing deposits with banks                                           5,188,319       4,218,893
Precious metals                                                                  832,347         977,783

Securities held to maturity (approximate market
     value of $6,231,375 in 1999 and $6,882,926 in 1998)                       6,097,657       6,731,714
Securities available for sale (at approximate market value)                   16,440,318      16,434,523
                                                                            ------------    ------------
        Total investment securities                                           22,537,975      23,166,237
Trading account assets (note 1)                                                3,026,636       3,397,110
Federal funds sold and securities purchased
     under resale agreements                                                     816,913         689,335
Loans (net of unearned income of                                            $      8,460
     in 1999 and $14,138 in 1998)                                             13,966,483      13,648,837
Allowance for credit losses (note 1)                                            (292,125)       (293,952)
Customers' liability on acceptances                                               61,528          36,287
Accounts receivable and accrued interest                                       1,216,009       1,352,619
Investment in affiliate                                                          864,068         849,677
Premises and equipment                                                           442,681         467,651
Other assets                                                                     924,639         873,387
                                                                            ------------    ------------
        Total assets                                                        $ 50,453,034    $ 50,424,154
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits:
     In domestic offices                                                    $  2,795,738    $  2,882,572
     In foreign offices                                                          245,779         179,709
Interest-bearing deposits:
     In domestic offices                                                      10,865,094      10,904,022
     In foreign offices                                                       18,825,111      19,253,456
                                                                            ------------    ------------
        Total deposits                                                        32,731,722      33,219,759
Trading account liabilities                                                    3,145,353       3,350,456
Short-term borrowings                                                          5,091,832       4,441,210
Acceptances outstanding                                                           63,159          37,465
Accounts payable and accrued expenses                                            842,591         940,129
Due to factored clients                                                          753,577         589,263
Other liabilities (note 1)                                                       235,208         166,649
Long-term debt                                                                 1,415,345       1,542,773
Subordinated long-term debt and perpetual
     capital notes                                                             2,624,700       2,645,700
Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding solely junior subordinated debt securities        350,000         350,000
Stockholders' equity: (note 2)
     Cumulative preferred stock, no par value
        7,501,250 shares outstanding in 1999 and 1998                            500,000         500,000
     Common stock, $5 par value
        150,000,000 shares authorized; 105,329,706
        shares issued in 1999 and 107,322,157 in 1998                            526,649         536,611
     Surplus                                                                     113,766          96,487
     Retained earnings                                                         2,386,233       2,373,147
     Accumulated other comprehensive loss,
        net of taxes                                                            (274,031)       (361,872)
     Common stock in treasury, at cost 1,289,571 shares in 1999 and
        55,905 shares in 1998                                                    (53,070)         (3,623)
                                                                            ------------    ------------
        Total stockholders' equity                                             3,199,547       3,140,750
                                                                            ------------    ------------
        Total liabilities and stockholders' equity                          $ 50,453,034    $ 50,424,154
                                                                            ============    ============
See accompanying notes to consolidated financial statements.


                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                      (In thousands except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          1999          1998
                                                        ---------    ---------
INTEREST INCOME:

Interest and fees on loans                              $ 248,193    $ 259,540
Interest on deposits with banks                            42,268       68,525
Interest and dividends on investment securities:
     Taxable                                              345,990      399,112
     Exempt from federal income taxes                      18,515       22,786
Interest on trading account assets                         16,923       18,767
Interest on federal funds sold and securities
     purchased under resale agreements                     21,872       39,317
                                                        ---------    ---------
         Total interest income                            693,761      808,047
                                                        ---------    ---------

INTEREST EXPENSE:
Interest on deposits                                      295,186      380,799
Interest on short-term borrowings                          74,799       91,122
Interest on long-term debt                                 66,477       75,844
                                                        ---------    ---------
         Total interest expense                           436,462      547,765
                                                        ---------    ---------

NET INTEREST INCOME                                       257,299      260,282
Provision for credit losses                                 4,000        4,000
                                                        ---------    ---------
Net interest income after provision for credit losses     253,299      256,282
                                                        ---------    ---------

OTHER OPERATING INCOME:
Trading revenue (note 3)                                   72,303       40,138
Investment securities transactions, net                     6,283       (8,481)
Revenue from loans sold or held for sale                     (157)       3,665
Commission income                                          25,785       23,958
Equity in earnings of affiliate                            30,516       35,946
Other income                                               19,751       27,370
                                                        ---------    ---------
         Total other operating income                     154,481      122,596
                                                        ---------    ---------

OTHER OPERATING EXPENSES:
Salaries and employee benefits                            145,545      132,831
Occupancy, net                                             18,850       18,892
Restructuring charge (note 4)                              97,000         --
Other expenses                                             91,454      100,019
                                                        ---------    ---------
         Total other operating expenses                   352,849      251,742
                                                        ---------    ---------

INCOME BEFORE INCOME TAXES                                 54,931      127,136
Income taxes                                                8,429        9,662
                                                        ---------    ---------
NET INCOME                                              $  46,502    $ 117,474
                                                        =========    =========
NET INCOME APPLICABLE TO COMMON STOCK - DILUTED         $  40,111    $ 110,420
                                                        =========    =========

Net income per common share:
     Basic                                              $    0.38    $    1.05
     Diluted                                                 0.38         1.03
Average common shares outstanding:
     Basic                                                103,335      104,901
     Diluted                                              105,041      106,736

See accompanying notes to consolidated financial statements.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (In thousands)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   --------------------------
                                                                                      1999            1998
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $    46,502    $   117,474
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization, net                                                31,958         27,781
      Provision for trading and credit losses                                            8,000          4,000
      Investment securities transactions, net                                           (6,283)         8,481
      Revenue from loans sold or held for sale                                             157         (3,665)
      Equity in earnings of affiliate                                                  (30,516)       (35,946)
      Net change in precious metals                                                    145,436        161,123
      Net change in trading accounts                                                   161,371       (629,551)
      Net change in accounts receivable and accrued interest                           144,689       (397,625)
      Net change in accounts payable and accrued expenses                             (126,549)       250,179
      Other, net                                                                        25,286       (179,141)
                                                                                   -----------    -----------
Net cash provided by (used in) operating activities                                    400,051       (676,890)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest-bearing deposits with banks                                                  (969,426)       446,022
Federal funds sold and securities purchased under resale agreements                   (127,578)       783,872
Short-term investments                                                                  88,445         49,731
Purchases of securities held to maturity                                                (1,150)        (5,035)
Proceeds from maturities of securities held to maturity                                635,207        547,193
Purchases of securities available for sale                                          (1,942,999)    (2,580,021)
Proceeds from sales of securities available for sale                                   823,333        726,424
Proceeds from maturities of securities available for sale                            1,785,590      1,722,269
Loans                                                                                 (936,156)    (1,135,396)
                                                                                   -----------    -----------
Net cash provided by (used in) investing activities                                   (644,734)       555,059
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits                                                                              (487,907)       107,421
Short-term borrowings                                                                  650,622        (58,485)
Due to factored clients                                                                164,314        187,816
Proceeds from issuance of long-term debt                                                95,762         85,275
Repayment of long-term debt                                                           (223,190)      (211,398)
Repurchase of subordinated long-term debt and perpetual capital notes                  (21,000)             -
Repurchase of common stock                                                             (27,032)       (37,469)
Purchase of  treasury stock                                                            (49,447)             -
Cash dividends paid                                                                    (33,445)       (32,104)
Other, net                                                                               7,131         (1,922)
                                                                                   -----------    -----------
Net cash provided by financing activities                                               75,808         39,134
                                                                                   -----------    -----------
Effect of exchange rate changes on cash and due from banks                              (3,854)        (9,634)
                                                                                   -----------    -----------
Net decrease in cash and due from banks                                               (172,729)       (92,331)
Cash and due from banks at beginning of period                                       1,040,290        901,783
                                                                                   -----------    -----------
Cash and due from banks at end of period                                           $   867,561    $   809,452
                                                                                   ===========    ===========
Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                 $   406,204    $   513,205
          Income taxes                                                                   3,140          3,646
      Transfers from securities available for sale to trading account assets-          222,890

See accompanying notes to consolidated financial statements.




                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                             (Dollars in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              -----------    -----------
CUMULATIVE PREFERRED STOCK:
Balance at beginning and end of period                                        $   500,000    $   500,000
                                                                              ===========    ===========

COMMON STOCK:
Balance at beginning of period                                                $   536,611    $   543,543
Net issuance (cancellation) under stock option, restricted stock and restricted stock election plans of (1,347,070) shares
    in 1999 and 35,622 shares in 1998                                              (6,735)           178
Retirement of 645,381 shares in 1999 and 687,502 shares in 1998                    (3,227)        (3,437)
                                                                              -----------    -----------
Balance at end of period                                                      $   526,649    $   540,284
                                                                              ===========    ===========

SURPLUS:
Balance at beginning of period                                                $    96,487    $   149,763
Net issuance (cancellation) of common stock under stock option, restricted stock and restricted stock election plans of
    (1,347,070) shares in 1999 and 35,622 shares in 1998                           41,249          7,975
Treasury stock transactions of affiliate                                             (406)           (39)
Retirement of 645,381 common shares in 1999 and 687,502
    common shares in 1998                                                         (23,805)       (34,032)
Deferred compensation                                                                 241              -
                                                                              -----------    -----------
Balance at end of period                                                      $   113,766    $   123,667
                                                                              ===========    ===========

RETAINED EARNINGS:
Balance at beginning of period                                                $ 2,373,147    $ 2,259,172
Net income                                                                         46,502        117,474
Dividends declared on common stock                                                (27,040)       (27,052)
Dividends declared on issues of preferred stock                                    (6,376)        (6,602)
                                                                              -----------    -----------
Balance at end of period                                                      $ 2,386,233    $ 2,342,992
                                                                              ===========    ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
    NET OF TAXES:
Balance at beginning of period                                                $  (361,872)   $   (14,498)

Net appreciation on securities available for sale                                 119,078         43,990
Less: reclassification adjustment for gains (losses) included in net income         3,990         (5,550)
                                                                              -----------    -----------
Net unrealized appreciation on securities available for sale                      115,088         49,540
Foreign currency translation                                                      (27,247)        (8,486)
                                                                              -----------    -----------
Other comprehensive income                                                         87,841         41,054
                                                                              -----------    -----------
Balance at end of period                                                      $  (274,031)   $    26,556
                                                                              ===========    ===========

COMMON STOCK IN TREASURY, AT COST:
Balance at beginning of period                                                $    (3,623)   $         -
Purchases of treasury stock at cost, 1,233,666 shares                             (49,447)             -
                                                                              -----------    -----------
Balance at end of period                                                      $   (53,070)   $         -
                                                                              ===========    ===========

TOTAL STOCKHOLDERS' EQUITY:
Balance at beginning of period                                                $ 3,140,750    $ 3,437,980
Net changes during the period                                                      58,797         95,519
                                                                              -----------    -----------
Balance at end of period                                                      $ 3,199,547    $ 3,533,499
                                                                              ===========    ===========

TOTAL COMPREHENSIVE INCOME, NET OF TAXES:
Net income                                                                    $    46,502    $   117,474
Other comprehensive income                                                         87,841         41,054
                                                                              -----------    -----------
Total comprehensive income, net of taxes                                      $   134,343    $   158,528
                                                                              ===========    ===========

See accompanying  notes to consolidated financial statements.

                                      -5-

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

1. The following table sets forth the components of the aggregate allowance for credit losses at the dates indicated.

                                            March 31,  December 31,   March 31,
(In thousands)                                1999         1998         1998
                                            --------     --------     --------
Credit losses                               $292,125     $293,952     $326,811
Trading accounts                              17,516       13,516       14,857
Off balance-sheet credit commitments           6,718        5,818       10,000
                                            --------     --------     --------
    Aggregate allowance for credit losses   $316,359     $313,286     $351,668
                                            ========     ========     ========


        The following table presents data related to the Corporation's aggregate allowance for credit losses for the three-month periods ended March 31, 1999 and 1998.

(In thousands)                                1999         1998
                                           ---------    ---------
Aggregate balance at beginning of period   $ 313,286    $ 353,481
    Charge-offs                               (6,271)      (7,737)
    Recoveries                                 2,195        2,311
                                           ---------    ---------
Net charge-offs                               (4,076)      (5,426)
Provision for trading and credit losses        8,000        4,000
Translation adjustment                          (851)        (387)
                                           ---------    ---------
    Balance at end of period               $ 316,359    $ 351,668
                                           =========    =========


2. Common stock in treasury consists of the cost of shares of common stock of the Corporation which are held by a trust, established in connection with the Corporation's 1998 Long-Term Incentive Compensation Plan (the "Plan"), for the benefit of certain employees who have elected to invest a portion of their deferred restricted cash compensation in common stock of the Corporation. Pursuant to the current Plan, at the end of the deferral period, the common stock will be delivered by the trust to the employee. See Footnote 7 "Subsequent Events" for a discussion of the transaction described therein as to its affect on common stock held by the Plan. During the first quarter of 1999, the Corporation purchased approximately 1.2 million shares of common stock for the trust


3. The following table presents information related to trading revenue for the three-month periods ended March 31, 1999 and 1998.

                                            1999        1998
                                          --------    --------
(In thousands)
Precious metals                           $  4,293    $  3,366
Foreign exchange                            62,682      30,243
Trading account profits and commissions      9,328       6,529
Provision for trading credit losses         (4,000)       --
                                          --------    --------
    Total trading revenue                 $ 72,303    $ 40,138
                                          ========    ========

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


4. In the first quarter of 1999, the Corporation recorded a $97 million pre-tax restructuring charge, resulting from the Corporation's lines-of-business review and its plan to grow its core private banking and special niche businesses. The restructuring charge is related to workforce reductions, branch consolidations, outsourcing certain data processing functions and related network and communication operations and the decision to exit certain activities. The components of this charge are as follows:

                                      (In thousands)

Salaries and employee benefits           $53,800
Occupancy, net                             7,900
Other expenses                            35,300
                                         -------
Total restructuring charge               $97,000
                                         =======


Occupancy, net and other expenses in the table above include an aggregate of approximately $32 million related to outsourcing certain data processing functions and related network and communication operations.

The following table summarizes the activity in the restructuring charge accrual during the first quarter of 1999:

                                      (In thousands)

Restructuring charge                    $ 97,000
Payments                                 (15,600)
Non-cash writedowns                       (6,000)
                                        --------
Ending accrual at March 31, 1999        $ 75,400
                                        ========

5. The Corporation has strategically aligned its operations into five major segments of business based on the needs of its clients and trading partners. The five major segments of business are Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. The Corporation manages these segments of business using an internal profitability reporting system to measure each of the major segments independently on a net income basis. The information generated is not necessarily comparable with similar information for any other financial institution.

The following table presents the summary results for the three-month periods ended March 31, 1999 and 1998, respectively.


                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


5.     Continued

                                             Three Months Ended March 31, 1999
                       -----------------------------------------------------------------------------
                                    Consumer
                        Private    Financial              Global      Global
(In millions)           Banking     Services   Lending   Treasury    Markets     Other    Total
                       -----------------------------------------------------------------------------
Net interest income    $    19.3  $    90.9$    63.4  $    69.1    $    25.5   $   (10.9)  $   257.3
Other income                47.3       14.3     13.0        6.0         72.5         1.4       154.5
Revenue sharing              3.4        3.9        -       (4.4)        (2.8)       (0.1)          -
Restructuring charge           -          -        -          -            -        97.0        97.0
Income taxes                 9.1        7.6      6.1        7.4         10.4       (32.2)        8.4
Net income (loss)           24.3       22.9     11.5       30.0         17.6       (59.8)       46.5
Average assets         $   2,757  $     929$   9,865  $  23,214    $   8,715   $   2,426   $  47,906
                       =============================================================================

                                             Three Months Ended March 31, 1998
                       -----------------------------------------------------------------------------
                                    Consumer
                        Private    Financial              Global      Global
(In millions)           Banking     Services   Lending   Treasury    Markets     Other    Total
                       -----------------------------------------------------------------------------
Net interest income    $    13.1  $    81.9$    57.9   $    70.8    $    25.9    $    10.7 $   260.3
Other income                60.2       12.3     16.6         3.6         31.8         (1.9)    122.6
Revenue sharing              2.4        1.8        -        (1.7)        (2.5)           -         -
Income taxes                11.5        6.5      7.5       (14.6)         2.8         (4.0)      9.7
Net income (loss)           30.1       16.4     13.9        59.4          5.1         (7.4)    117.5
Average assets         $   2,849  $     824$  10,159   $  28,439    $  12,126    $     531 $  54,928
                       =============================================================================



6.Certain amounts from the prior year have been reclassified to conform with 1999 classifications.

7.       Subsequent Events


         On May 10, 1999, the Corporation and Safra Republic Holdings S.A. ("SRH ") entered into a definitive agreement providing for (1) the merger of the Corporation with a wholly-owned subsidiary of HSBC Holdings plc ("HSBC") in which each outstanding share of the Corporation's common stock would be converted into the right to receive $72.00 in cash and (2) a tender offer for the outstanding common shares of SRH (other than those owned by the Corporation) at $72.00 per share. Saban S.A., the principal stockholder of the Corporation, which is controlled by the Corporation's founder, Edmond J. Safra, has irrevocably undertaken to vote its 29% stockholding in the Corporation in favor of the merger and, in addition, to accept the tender offer in respect of its 20.8% stockholding in SRH. All outstanding preferred shares of each company will remain outstanding after these transactions.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             COVERING THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

7.       Continued



         The consummation of the transactions are subject to a number of conditions, including approval by the Corporation's stockholders and regulatory approvals in various jurisdictions. The merger and tender offer are to close at the same time, which is expected to be no later than in the last quarter of 1999.


         In connection with the merger, the Corporation has issued an option to HSBC, which would allow HSBC to purchase up to 19.9% of the outstanding shares of the Corporation at $72.00 per share in limited circumstances.

         In the second quarter of 1999, the Corporation recorded a gain of approximately $70 million, pre-tax, relating to its investment in the Canary Wharf Group and the completion of its initial public offering in April 1999. The incremental impact of this transaction may be reduced by further decreases in emerging markets exposures and other actions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1999 and 1998. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following table presents a comparative summary of the results of operations for the first quarter of 1999 and the first quarter of 1998 and the increases (decreases) in income and expense between such periods.


                                                                         Increase (Decrease)
                                                                    ----------------------------

                                            Quarter Ended                 1st Qtr. 1999 vs.
                                              March 31,                     1st Qtr. 1998
                                      ------------------------      ----------------------------
                                         1999           1998          Amount        Percent
                                      ---------      ---------      ---------     -----------
(Dollars in thousands)
Interest income                       $ 700,083      $ 815,992      $(115,909)       (14.2)
Interest expense                        436,462        547,765       (111,303)       (20.3)
                                      ---------      ---------      ---------
      Net interest income               263,621        268,227         (4,606)        (1.7)
Provision for credit losses               4,000          4,000             --
                                      ---------      ---------       --------
Net interest income after
      provision for credit losses       259,621        264,227         (4,606)        (1.7)
Other operating income                  154,481        122,596         31,885         26.0
Other operating expenses                352,849        251,742        101,107         40.2
                                      ---------      ---------       --------
Income before income taxes               61,253        135,081        (73,828)       (54.7)
                                      ---------      ---------       --------
Applicable income taxes                   8,429          9,662         (1,233)       (12.8)
Tax equivalent adjustment                 6,322          7,945         (1,623)       (20.4)
                                      ---------      ---------       --------
      Total applicable income taxes      14,751         17,607         (2,856)       (16.2)
                                      ---------      ---------       --------

Net income                            $  46,502      $ 117,474      $ (70,972)       (60.4)
                                      =========      =========      =========         ====
Net income applicable to
      common stock - diluted          $  40,111      $ 110,420      $ (70,309)       (63.7)
                                      =========      =========      =========         ====



Net Interest Income - on a fully-taxable equivalent basis, was $263.6 million in the first quarter of 1999, compared to $268.2 million in the first quarter of 1998. The change in net interest income between the first quarter of 1999 and the first quarter of 1998, reflected a reduction in the level of interest-earning assets, which was partially offset by improved interest rate spreads. In the first quarter of 1999, $3.1 million of past due interest was received on previously written down Russian securities. Premium amortization attributable to prepayments on mortgage-backed securities was $22.6 million in the first quarter of 1999, compared to $19.2 million in the first quarter of 1998. As shown in the table on page 11, average interest-earning assets were $42.5 billion in the first quarter of 1999, down from $45.9 billion in the first quarter of 1998, as the Corporation reduced its holdings of taxable investment securities, interest-bearing deposits with banks and federal funds sold.


                  AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                          AVERAGE RATES EARNED AND PAID
                                    UNAUDITED
                        (Fully taxable equivalent basis)
                             (Dollars in thousands)

                                                                                  Quarter Ended March 31,
                                                     ------------------------------------------------------------------------------
                                                                       1999                                     1998
                                                     ---------------------------------------   -----------------------------------

                                                                                    Average                                Average
                                                                      Interest       Rates                    Interest     Rates
                                                        Average       Income/       Earned/       Average      Income/     Earned/
                                                        Balance       Expense        Paid %       Balance      Expense      Paid %

                                                     ------------   ------------   --------    -----------   -----------  --------
Interest-earning assets:
  Interest-bearing deposits with banks                $ 2,975,242   $    42,268      5.76      $ 4,200,687   $    68,525     6.62
  Investment securities (1):
    Taxable                                            21,515,126       345,990      6.52       23,375,774       399,112     6.92
    Exempt from federal income taxes                    1,333,174        24,837      7.56        1,556,875        30,731     8.01
                                                       ----------   -----------                -----------   -----------
     Total investment securities                       22,848,300       370,827      6.58       24,932,649       429,843     6.99
  Trading account assets (2)                            1,236,677        16,923      5.55        1,008,555        18,767     7.55
  Federal funds sold and securities
    purchased under resale agreements                   1,840,354        21,872      4.82        2,861,972        39,317     5.57
  Loans, net of unearned income:
    Domestic offices                                   10,043,053       184,404      7.45        8,885,831       183,390     8.37
    Foreign offices                                     3,548,183        63,789      7.29        3,961,220        76,150     7.80
                                                       ----------   -----------                 ----------   -----------
     Total loans, net of unearned income               13,591,236       248,193      7.41       12,847,051       259,540     8.19
                                                       ----------   -----------                 ----------   -----------
     Total interest-earning assets                     42,491,809   $   700,083      6.68       45,850,914   $   815,992     7.22
                                                                    ===========   =======                    ===========     ====

Cash and due from banks                                    945,447                                 798,668
Other assets                                             4,468,688                               8,278,668
                                                       -----------                             -----------
     Total assets                                      $47,905,944                             $54,928,250
                                                       ===========                             ===========


Interest-bearing funds:
  Consumer and other time deposits                     $10,100,760   $    82,282     3.30      $10,557,424   $   103,696     3.98
  Certificates of deposit                                  768,005         8,297     4.38        1,541,360        19,633     5.17
  Deposits in foreign offices                           15,905,021       204,607     5.22       17,885,145       257,470     5.84
                                                       -----------   -----------               -----------   -----------
     Total interest-bearing deposits                    26,773,786       295,186     4.47       29,983,929       380,799     5.15
  Trading account liabilities (2)                          383,313           895     0.95          380,897         2,932     3.12
  Short-term borrowings                                  6,405,131        73,904     4.68        6,807,115        88,190     5.25
  Total long-term debt                                   4,463,837        66,477     6.04        4,742,391        75,844     6.49
                                                       -----------   -----------               -----------   -----------
     Total interest-bearing funds                       38,026,067   $   436,462     4.65       41,914,332   $   547,765     5.30
                                                                     ===========   ======                    ===========     ====

Noninterest-bearing deposits:
  In domestic offices                                    2,843,470                             2,591,733
  In foreign offices                                       229,898                               269,375
Other liabilities                                        3,732,909                             6,699,783
Stockholders' equity:
  Preferred stock                                          500,000                               500,000
  Common stockholders' equity                            2,573,600                             2,953,027
                                                       -----------                             ---------
     Total stockholders' equity                          3,073,600                             3,453,027
                                                       -----------                             ---------
     Total liabilities and stockholders' equity        $47,905,944                           $54,928,250
                                                       ===========                           ===========


Interest income/earning assets                                       $   700,083     6.68                    $   815,992     7.22
Interest expense/earning assets                                          436,462     4.16                        547,765     4.85
                                                                     -----------   ------                    -----------     ----
Net interest differential                                            $   263,621     2.52                    $   268,227     2.37
                                                                     ===========   ======                    ===========     ====


(1) Based on amortized or historic  cost with the  mark-to-market  adjustment on
securities   available  for  sale   included  in  other  assets.

(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.


The net interest rate differential rose to 2.52% in the first quarter of 1999 from 2.37% in the first quarter of 1998, which reflected a reduction in higher cost liabilities and a corresponding reduction in lower spread assets.

Provision for trading and credit losses - The aggregate provision for the first quarter of 1999 consisted of $4.0 million related to credit losses and $4.0 million related to trading credit losses. The $4.0 million provision for trading credit losses, which is reflected in trading revenue, was attributable to increased trading activity in the first quarter of 1999. The provision for credit losses was $4.0 million in the first quarter of 1998.

Net charge-offs of $4.1 million in the first quarter of 1999 reflected recoveries of $1.0 million related to the Corporation's prior Russian charge-offs, of which $0.9 million were for off-balance-sheet credit commitments. Net charge-offs were $5.4 million in the first quarter of 1998. See
Note 1 of notes to consolidated financial statements for additional information related to the aggregate allowance for credit losses and net charge-offs.

The following table presents summary data related to non-accrual loans and other non-performing assets at periods ended:


                                                     March 31,       Dec. 31,       March 31,
(in thousands)                                         1999            1998            1998
                                                   ------------   -------------   -------------
Non-accrual loans:
      Domestic                                        $78,378         $73,257        $76,397
      Foreign                                           8,211           7,597          8,140
                                                      -------         -------        -------
Total non-accrual loans                                86,589          80,854         84,537
Other assets and real estate owned                      7,374          12,297         14,432
                                                      -------         -------        -------
Total non-performing assets                           $93,963         $93,151        $98,969
                                                      =======         =======        =======
Non-accrual loans as a percentage of
       loans outstanding at period end                   0.62%           0.59%          0.64%
                                                      =======         =======        =======
Total non-performing assets as a
       percentage of period end total assets             0.19%           0.18%          0.18%
                                                      =======         =======        =======


Other Operating Income - was $154.5 million in the first quarter of 1999, compared to $122.6 million in the first quarter last year, representing an increase of approximately 25%.

Total trading revenue, including associated net interest income which is reported as net interest income and net of the provision for trading credit losses, rose to $90.0 million in the first quarter of 1999, from $66.0 million in the first quarter of 1998. The 36% increase in the first quarter of 1999 is a result of recovering global markets and strong client activity. Trading net interest income, which was primarily attributable to precious metals activities, declined to $17.7 million in the first quarter of 1999 from $25.8 million in the first quarter of 1998. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                                        Three Months Ended
                                                            March 31,
                                            ------------------------------------
                                                 1999                1998
                                            ----------------    ----------------
(In thousands)
Precious metals:
   Trading revenue                                  $ 4,293             $ 3,366
   Net interest income                               15,456              18,922
                                            ----------------    ----------------
      Total                                          19,749              22,288
                                            ----------------    ----------------

Foreign exchange:
   Trading revenue                                   62,682              30,243
   Net interest expense                              (1,239)               (618)
                                            ----------------    ----------------
      Total                                          61,443              29,625
                                            ----------------    ----------------

Trading account profits and commissions:
   Trading revenue                                    9,328               6,529
   Net interest income                                3,485               7,519
                                            ----------------    ----------------
      Total                                          12,813              14,048
                                            ----------------    ----------------

Provision for trading credit losses                  (4,000)                  -
                                            ----------------    ----------------

Total:
   Trading revenue                                   72,303              40,138
   Net interest income                               17,702              25,823
                                            ----------------    ----------------
      Total                                        $ 90,005            $ 65,961
                                            ================    ================


Investment securities transactions resulted in net gains of $6.3 million in the first quarter of 1999, compared to net losses of $8.5 million in the first quarter of 1998. The net gains in the first quarter of 1999 were primarily from sales of Brazilian securities and restructured Russian securities.

Revenue on loans sold or held for sale resulted in a loss of $0.2 million in the first quarter of 1999, compared to gains of $3.7 million in the first quarter of 1998.

Commission income consists primarily of securities brokerage commissions, fees for the issuance of banker acceptances and letters of credit and retail services. Such income was $25.8 million in the first quarter of 1999, compared to $24.0 million in the first quarter of 1998.

Equity in the earnings of affiliate was $30.5 million in the first quarter of 1999, compared to $35.9 million in the first quarter of 1998. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A., ("SRH"), a European international private banking group of which the Corporation owns approximately 49%. The decrease in the first quarter of 1999, compared to the first quarter of 1998, was due to lower levels of other income, which resulted from lower performance fees in funds management. SRH's total client accounts both on-and off-balance sheet were $32.7 billion at March 31, 1999, compared to $30.6 billion at March 31, 1998. This change consisted of increases of $0.9 billion in client portfolio assets and $1.2 billion in client deposits.

Other income was $19.8 million in the first quarter of 1999, compared to $27.4 million in the first quarter of 1998. The consumer financial services group and the private banking group generated fee income through service charges to clients for deposit accounts and trust and securities activities. Other income included revenues of $16.4 million from these activities in the first quarter of 1999, compared to $15.6 million in the first quarter of 1998. Included in other income in the first quarter of 1998 was $7.8 million related to incentive management fees from Safra Republic Investments Limited, a subsidiary whose ownership is shared equally with Safra Republic.

Other Operating Expenses - were $248.8 million in the first quarter of 1999, excluding the special restructuring and one-time charges of $104 million, pre-tax, discussed further below, compared to $251.7 million in the first quarter of 1998. Included in the first quarters of 1999 and 1998 were $4.7 million and $18.9 million, respectively, of Year 2000 expenses.

Salaries and employee benefits were $139.7 million in the first quarter of 1999, excluding $5.8 million related to the one-time charge, compared to $132.8 million in the first quarter of 1998. After excluding the one-time charge, salaries and benefits rose in the first quarter of 1999 due to increased incentive compensation related to higher levels of trading revenue.

Occupancy expense was $18.9 million in the first quarters of 1999 and 1998. Included in occupancy expense in the first quarter of 1999 was $0.6 million related to the one-time charge.


The restructuring and one-time special charges of $104 million in the first quarter of 1999 consisted of a previously announced $97 million pre-tax restructuring charge resulting from the Corporation's lines-of-business review, its plan to grow its core private banking and special niche businesses and a $7 million one-time charge primarily related to the termination of selected employee benefits. The $97 million restructuring charge is related to workforce reductions, branch consolidations, outsourcing certain data processing functions and related network and communication operations and the decision to exit certain activities. The Corporation expects to achieve pre-tax cost savings of at least $67 million per year as the restructuring is fully implemented over the next 18 months. This amount is net of an expected $5 million expense for hiring new employees in its core and special niche businesses. In the first quarter of 1999, cost savings of approximately $2 million were realized. The timing and expected future benefits from this restructuring are uncertain because of the pending transaction discussed in Footnote 7 of notes to consolidated financial statements "Subsequent Events."

All other expenses were $90.9 million in the first quarter of 1999, excluding $0.6 million related to the one-time charge, compared to $100.0 million in the first quarter of 1998. Excluding the impact of Year 2000 expenses, all other expenses were $86.2 million in the first quarter of 1999, compared to $82.1 million in the first quarter of 1998. Amortization of goodwill and other intangible assets was $6.8 million in the first quarters of 1999 and 1998.

As previously reported, the Corporation estimates that total incremental expenses for the Year 2000 project will be approximately $60 million. Since 1997 when the project commenced, cumulative Year 2000 expenses of $55.2 million have been recorded. The Corporation is on target for the timely completion of all its Year 2000 Project efforts.

Lines-of-Business

The Corporation's businesses are organized into five major segments: Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. The following tables present the actual results for the first quarters of 1999 and 1998 and proforma results for the first quarter of 1999. The proforma results for the first quarter of 1999 assume the elimination of the restructuring charge ($97 million) and the one-time charge ($7 million) after income tax effect.


                                                           Three Months Ended March 31, 1999
                                 ----------------------------------------------------------------------------------------
                                                Consumer
                                   Private      Financial                 Global      Global
                                   Banking      Services     Lending     Teasury      Markets      Other        Total
                                 ------------- ------------ ----------- ----------- ------------ ----------- ------------
(Dollars in millions)
Net income (loss)                      $ 24.3       $ 22.9      $ 11.5      $ 30.0       $ 17.6     $ (59.8)      $ 46.5
Average assets                          2,757          929       9,865      23,214        8,715       2,426       47,906
Average liabilities and
     preferred stock                    8,691       11,355       8,169       6,469        9,715         933       45,332
Average risk-adjusted equity              549          413         350       1,022          240           -        2,574
Efficiency ratio                          51%          70%         66%         44%          70%           -          86%
Return on average risk-
     adjusted equity                    18.0%        22.5%       13.4%        9.4%        29.7%           -         6.3%


                                                       Proforma Three Months Ended March 31, 1999
                                 ----------------------------------------------------------------------------------------
                                                Consumer
                                   Private      Financial                 Global      Global
                                   Banking      Services     Lending     Teasury      Markets      Other        Total
                                 ------------- ------------ ----------- ----------- ------------ ----------- ------------
(Dollars in millions)
Net income                             $ 25.0       $ 23.5      $ 13.5      $ 30.7       $ 18.2       $ 3.2      $ 114.1
Average assets                          2,757          929       9,865      23,214        8,715       2,426       47,906
Average liabilities and
     preferred stock                    8,691       11,355       8,169       6,469        9,715         933       45,332
Average risk-adjusted equity              549          413         350       1,022          240           -        2,574
Efficiency ratio                          50%          70%         62%         42%          69%           -          60%
Return on average risk-
     adjusted equity                    18.4%        23.1%       15.6%        9.6%        30.8%           -        17.0%




                                                                  Three Months Ended March 31, 1998
                                 ----------------------------------------------------------------------------------------
                                                Consumer
                                   Private      Financial                 Global      Global
                                   Banking      Services     Lending     Teasury      Markets      Other        Total
                                 ------------- ------------ ----------- ----------- ------------ ----------- ------------
                                                             Dollars in millions)
Net income (loss)                      $ 30.1       $ 16.4      $ 13.9      $ 59.4        $ 5.1      $ (7.4)     $ 117.5
Average assets                          2,849          824      10,159      28,439       12,126         531       54,928
Average liabilities and
     preferred stock                   10,970       11,636       8,460       5,668       14,923         318       51,975
Average risk-adjusted equity              551          419         383       1,325          275           -        2,953
Efficiency ratio                          44%          76%         60%         37%          85%           -          66%
Return on average risk-
     adjusted equity                    22.2%        15.8%       14.7%       16.0%         7.5%           -        15.2%


The description below of the variances in net income are a comparison of the proforma 1999 and the actual 1998 first quarter results.

Private Banking had net income of $25.0 million for the first quarter of 1999, compared to $30.1 million for the first quarter of 1998. A decline of approximately $7.8 million, before tax effect, relates to incentive management fees received from Safra Republic Investments Limited which were included in the first quarter of 1998. The Private Banking segment had an increase in total private client account assets, both on-and off-balance sheet, to $23.8 billion at March 31, 1999, from $22.7 billion at March 31, 1998.


Consumer Financial Services net income increased $7.1 million between the first quarters of 1998 and 1999. This increase resulted from higher fees and commissions, particularly from Republic Financial Services, earnings on fund balances and improvement in consumer lending. The Republic Internet Banking product was launched during the first quarter of 1999.


Lending had net income of $13.5 million in the first quarter of 1999, compared to $13.9 million in the first quarter of l998. The markets where the Corporation's lending units compete continue to be highly competitive with respect to transactions that meet our credit risk requirements with the proper returns.

Global Treasury net income was $30.7 million for the first quarter of 1999, a decline from $59.4 million in the first quarter of 1998. This decline resulted from a lower average balance sheet, reduced exposures in emerging markets, and competitive market conditions. The Corporation has made a concerted effort to reduce its Latin American net cross-border outstandings. At the same time, the Corporation has seen an improvement in the net interest rate differential and a reduction in foreign funding costs.

Global Markets net income increased $13.1 million in the first quarter of 1999, compared to the first quarter of 1998. This increase reflects the excellent returns in foreign exchange trading which were offset partially by increased incentive compensation for higher levels of trading revenue.

Other primarily reflects the Year 2000 expenses of $4.7 million in the first quarter of 1999 and $18.9 million in the first quarter of 1998.

Total Applicable Income Taxes - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes declined $2.9 million between the first quarters of 1999 and 1998. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, for the first quarters of 1999 and 1998 were 24% and 13%, respectively. The effective tax rate for the first quarter of 1998 included the reversal of certain tax liabilities accrued in prior years.

STATEMENT OF CONDITION

Capital Ratios

The Corporation's leverage ratio, Tier 1 capital to quarterly average assets, and its risk-based capital ratios, Tier 1 and total qualifying capital to risk-weighted assets, include the assets and capital of Safra Republic on a consolidated basis in accordance with the requirements of the Federal Reserve Board (the "FRB") specifically applied to the Corporation. These ratios do not reflect the effect on stockholders' equity related to the FASB 115 market valuation of the Corporation's portfolio of securities available for sale which is included in accumulated other comprehensive loss, net of taxes.

The following table presents the Corporation's capital ratios at periods ending:


                                            March 31,        Dec. 31,
                                               1999            1998
                                           -------------   --------------
Risk-based capital ratios:
       Tier 1 risk-based capital ratio        13.55%           13.95%
       Total risk-based capital ratio         22.26%           22.99%
Leverage ratio                                 6.56%            6.51%
Common stockholders'
       equity/total assets                     5.35%            5.24%

Cross-border Exposure

The following table presents information on the Corporation's cross-border exposure to Latin American countries at the dates indicated:


                         Net Cross-border Outstandings at (1)
                     --------------------------------------------
(In millions)           March 31, 1999           Dec. 31, 1998
                     --------------------     -------------------

Brazil                      $484(2)                  $720(2)
Mexico                       256                      350
Argentina                    262                      279
Venezuela                    111                      153
Chile                         71                       65


(1) Net cross-border outstandings include foreign office local country claims on local residents less local country liabilities.

(2) Net outstandings exclude $490 million at March 31, 1999 and $653 million at December 31, 1998 of sovereign risk assets, before the FASB 115 depreciation adjustment of $13 million and $17 million respectively, funded with U.S. dollars where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to sovereign default or currency exchange restrictions in a given country, they will wait to receive the non-local currency until such time as such default is cured or the currency restrictions removed or such currency becomes available in the local market; under limited circumstances, the providers may receive either local currency or local market debt instruments. Also excluded is net exposure of approximately $147 million in both periods, which represented the Corporation's share of Safra Republic's net exposure.

The Corporation's Latin American exposure consists primarily of sovereign securities. The mark-to-market value of these securities is fully reflected, after tax benefit, as an adjustment to stockholders' equity through accumulated other comprehensive loss.

During the first quarter of 1999, the Corporation reduced its Latin American net cross-border outstandings by $383 million, including $236 million in Brazil, through repayment at scheduled maturities and the sale of securities at a net gain. The Corporation continually reviews its available-for-sale investment portfolio and is managing further reductions of emerging market exposures.

RISK ELEMENTS
                                 Year 2000 Risk


State of Readiness


Scope of Program - The Corporation continues to manage the risks arising from the Year 2000 date change ("Year 2000 Risk") through its Ready 2000 Program Management Office ("PMO"). The Ready 2000 Program covers both information technology ("IT") applications and non-information technology ("non-IT") applications which, as of March 31, 1999, involved approximately 2,500 applications.

On March 1, 1999, the Corporation announced it plans to outsource its data centers and related network and communication operations. The Corporation subsequently entered into a definitive agreement with a third party service provider (the "third party provider"), for the provision of these services, which is effective. The Corporation has carefully evaluated and determined that the services being provided by the third party provider can be integrated into the Corporation's Year 2000 readiness effort. In addition, the Corporation has obtained appropriate assurances and protections that all aspects of the equipment and services to be provided by the third party provider will be Year 2000 ready. See "Year 2000 Risk" below.


Program Description - Although the vast majority of the approximately 2,500 products and services identified and included in the Corporation's application inventory are or will be certified, a portion of this inventory is not eligible for certification. This group includes the applications that are being retired or replaced, as well as certain types of services provided by third parties, like generating utilities and telecommunications carriers ("utility applications"), the remediation of which is completely outside the control of the Corporation. The Corporation is, however, monitoring the progress of the Year 2000 readiness efforts of the vendors of these utility applications.


When the PMO certifies an application, it has been subjected to such standards as are appropriate for that type of application and a reasonable belief was reached that an application will perform in a Year 2000 ready manner. The Corporation's internal certification of an application does not mean that it is warranting or guaranteeing to any customer or other third party that the application will perform in a Year 2000 ready manner. The Corporation is, however, confident that its certification process will be effective.

The Corporation has implemented quality control procedures which include the independent review of the test plans for all mission-critical business applications, and the review of the documentation evidencing satisfaction of a set of milestone requirements for each application by a quality assurance review team. In addition, "clean management" procedures are applied to each application once it is certified to be Year 2000 ready. Clean management means that if a certified application is modified subsequently for any reason, the modified application may not be returned to production without first being thoroughly re-tested in order to confirm that the modified application remains Year 2000 ready. Clean management procedures will also be applied to each software and hardware application transferred to the third party provider.

Program Status - As of March 31, 1999, the Corporation certified 89 percent of all its IT and non-IT applications, including 94 percent of its mission-critical applications. The table below illustrates the overall progress of the Corporation's Ready 2000 effort as of this date as reflected in the percentages of total milestones completed and applications certified.



                            % of Total Milestones                  % of Total Applications
                         Completed at March 31, 1999             Certified at March 31, 1999
                      -----------------------------------     ----------------------------------
                           IT               Non-IT                 IT               Non-IT
                      -------------    ------------------     -------------    -----------------
Mission critical           96                 95                   94                 93
Medium                     87                 91                   76                 89
Low                        93                 96                   91                 96



The Corporation expects to achieve its goal of completing all certifications by June 30, 1999. In addition to conducting its own Ready 2000 program, the Corporation is reviewing the results of the progress of Safra Republic's Year 2000 readiness program. Safra Republic is managing the remediation of approximately 400 applications and presently expects to complete certifying its applications and complete revising its business resumption contingency planning with respect to Year 2000 Risk by June 30, 1999.


Costs


The Corporation estimates that total incremental costs associated with its Year 2000 readiness efforts through the end of the first quarter of 2000, which are being funded through general operating funds, will be approximately $60 million. From the second half of 1997 through March 31, 1999, $55.2 million of these costs had been recorded, including expenses for the first quarter of 1999 of $4.7 million. At the inception of the Ready 2000 program, the Corporation did not institute a formal system for tracking all internal IT resource costs, which would consist principally of the time of IT personnel and certain personnel from other business units spent on Year 2000 activities. However, management believes that these internal resources devoted to Year 2000 readiness are not a significant portion of the overall IT budget.


The following table presents the expenses incurred by the Corporation to date, as well as its forecast of the additional incremental expenses required to complete its Ready 2000 program:


   1997       1998                     1999                      2000
 ---------- --------- --------------------------------------- ----------
                       1st Qtr   2nd Qtr  3rd Qtr   4th Qtr    1st Qtr    Total
                             (In millions)
   $15.5     $35.0      $4.7      $1.7*    $1.1*     $1.0*      $1.0*     $60.0*



*forecasted


The incremental expenses incurred by the Corporation in connection with its Ready 2000 program as described above are not expected to include a material amount of expenses pertaining to the accelerated replacement of any software or hardware systems. In addition, the Corporation's Year 2000 readiness program has not resulted in the deferral or cancellation of any material IT projects.

Year 2000 Risk

The Corporation is addressing Year 2000 Risk with respect to business activities conducted through its own applications and systems and those that require reliance upon or interaction with a third party. In either case, a partial malfunction or total failure could cause the Corporation to suffer a business slowdown or interruption, resulting in financial loss, legal liability or action by its regulators that could have a material adverse affect on the Corporation's financial condition and operations.

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

The Corporation also faces Year 2000 Risk arising from numerous third parties whose services or relationships are significant to its operations. Even if the Corporation completes its Ready 2000 program successfully, failures by such third parties to address their Year 2000 Risk may disrupt the Corporation's operations and cause it to incur financial losses. These third parties include major trading counterparties, securities exchanges, clearing organizations, service bureaus, vendors, generating utilities, telecommunication companies and borrowers. Accordingly, the Corporation is assessing the readiness of such third parties in order to confirm that they are evaluating their own Year 2000 Risk and, as necessary, remediating or replacing their hardware and software systems, as well as developing contingency plans addressing unexpected disruptions caused by the Year 2000 date change.


The third party provider has assumed responsibility for the operations of the Corporation's data centers and related network and communication operations. In order to mitigate the Year 2000 Risk that may arise from such event, the definitive agreement for these services requires the third party provider to adopt and assume responsibility for the Corporation's existing disaster recovery plans for all the applications and systems being migrated to it. These plans require redundant data processing and back-up capabilities to be available at all times in the event services are interrupted for any reason. The definitive agreement also requires the third party provider to deliver its own comprehensive disaster recovery plans with respect to the processing being done for the Corporation which are acceptable in all respects to the Corporation.
Notwithstanding the foregoing precautions, if the disaster recovery plans utilized by the third party provider or any other service provider do not work as planned, the Corporation is preparing contingency plans addressing Year 2000 Risk, as more fully described below.


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

Business resumption contingency planning addresses the risks of a failure by each core business process as a result of the Year 2000 date change, including the failure of systems maintained by third parties, like service bureaus, electric and gas utilities, telecommunication companies and the providers of institutional clearing services. The Corporation is in the process of revising its business resumption contingency plans in order to address these risks. Because the business resumption contingency planning process presumes that ordinary data processing support is unavailable, the outsourcing of its data centers and related network and communication operations to the third party provider is not expected to affect these planning activities significantly. The Corporation will, however, in all appropriate cases, consider the impact of the migration on its business resumption contingency plans.

Year 2000 Risk constitutes a unique type of risk that must be incorporated into the Corporation's existing contingency planning. To do so, the Corporation has adopted a four-phase process: (1) Organizational Planning Guidelines - establishes the strategy for developing each plan; (2) Business Impact Analysis
- assesses the economic impact on each business unit of the Corporation caused by the interruption or failure of its critical systems; (3) Contingency Plan Development -- clarifies the circumstances and timing and procedures to be followed in the event a plan must be activated; and (4) Methodology for Validation - requires the design of a method to validate each plan. The first two phases of this process were completed as of December 31, 1998. The final phases of this effort are expected to be substantially completed by June 30, 1999.

RISK MANAGEMENT

On- and off-balance-sheet market risk sensitivity

One of the Corporation's most significant risks is to U.S. interest rate fluctuations in its investing, lending and borrowing activities. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differs from its interest-bearing liabilities. Based on the Corporation's asset and liability positions, including associated off-balance-sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the base yield curve and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income at March 31, 1999 and December 31, 1998.

Based on the results of this simulation, the Corporation estimates that this change in interest rates would reduce the value of net financial assets by approximately $288 million and $131 million at March 31, 1999 and December 31, 1998, respectively. The change in value in financial assets was primarily due to a lengthening of the average maturities in the Corporation's mortgage-backed securities portfolio during the three-month period. Net interest income would increase by approximately $15 million and $20 million over the twelve months from the respective simulation dates.

Trading-market risk sensitivity

The Corporation uses Value at Risk ("VaR") analysis which attempts to determine the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically one day) and given a certain confidence level (99%) across all global trading positions.

The following tables present the calculated VaR amounts based on stress projections given a 99% confidence level across all global trading positions, for the periods indicated in 1999 and 1998 and the VaR components by risk category at March 31, 1999 and December 31, 1998, after considering correlation.





            1st Qtr 1999
----------------------------------------
 Average       Minimum        Maximum
-----------  -------------  ------------
            (In millions)
   $4.3          $3.0          $5.3
            1st Qtr 1998
----------------------------------------
 Average       Minimum        Maximum
-----------  -------------  ------------
  $10.6          $6.2          $16.0



                             1-day VaR at
                       ------------------------
                        March 31,     Dec. 31,

  Risk Asset Class        1999         1998
  ------------------   -----------  -----------
                            (In millions)
  Foreign exchange        $1.1         $0.5
  Interest rate           3.7          3.8

  Commodity               1.3          1.5

  Equity                  0.1           -
  Optionality             1.7          1.3
  Correlation effects    (2.8)        (2.9)
                       -----------  -----------
                          $5.1         $4.2
                       ===========  ===========

Forward-looking Information

In connection with the information relating to net interest income, the Value at Risk analysis, the Year 2000, the anticipated savings from the line-of-business review and the further reductions in emerging market exposures and other actions to optimize the balance sheet, this report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those contained in this report.

With respect to net interest income and the Value at Risk analysis, results might be affected by such uncertainties as defaults in certain emerging market countries and changes in conditions in those markets, changes in interest rates, changes in the global securities markets and the general economic environment and the actions that the Corporation might take in light of such changes. With respect to the Year 2000, uncertainties could include unanticipated events relating to work on the developments or modifications to computer systems and to software, including work performed by suppliers or vendors to the Corporation, and the satisfactory resolution of such events may be beyond the Corporation's control in responding to such events. With respect to the contemplated savings in operating expenses, the actual results may differ due to, among other things, the fact that the expected cost savings may not be fully realized or realized within the expected time frame, competitive pressures among depository or other financial institutions may increase significantly, regulatory changes not presently proposed may be enacted and technological changes may be more difficult or expensive than anticipated. With respect to the reduction in emerging market exposures and the other actions to optimize the balance sheet, the actual results will depend on future developments in emerging markets and global securities markets generally and whether opportunities for investment consistent with the Corporation's business strategy are available.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date of this report.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           11.   Computation of Earnings Per Common Share

           27.   Financial Data Schedule

      (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REPUBLIC NEW YORK CORPORATION





Dated:  May 14, 1999                          By /s/Dov C. Schlein
                                                 ----------------------
                                                 Dov C. Schlein
                                                 Chairman of the Board





Dated:  May 14, 1999                          By /s/Stan Martin
                                                 --------------
                                                 Stan Martin
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                    FORM 10-Q

                                QUARTERLY REPORT

                   For the fiscal quarter ended March 31, 1999

                          REPUBLIC NEW YORK CORPORATION

                                  EXHIBIT INDEX




No.                         Exhibit Description

11               Computation of Earnings Per Common Share

27               Financial Data Schedule