Form 10-Q
period 1999-06-30
REPUBLIC NEW YORK CORP
filed 1999-08-13
CIK 83246

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended June 30, 1999.

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

                         Yes  X                  No __

--------------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 104,793,308 at July 30, 1999.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
                                                                        PAGE NO.

Item 1.  Financial Statements:
           Consolidated Statements of Condition - Unaudited
              June 30, 1999 and December 31, 1998                            2

           Consolidated Statements of Income - Unaudited
              Six Months and Three Months Ended June 30,
              1999 and 1998                                                  3

           Consolidated Statements of Cash Flows - Unaudited
              Six Months Ended June 30, 1999 and 1998                        4

           Consolidated Statements of Changes in Stockholders' Equity -
              Unaudited Six Months Ended June 30, 1999 and 1998              5

           Notes to Consolidated Financial Statements                      6-9

Item 2.  Management's Discussion and Analysis                            10-26

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 6.  Exhibits and Reports on Form 8-K                                   28


             The information contained in the financial statements furnished in this report is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been included.

                                       -1-

ITEM 1. FINANCIAL STATEMENTS
                                   REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CONDITION
                                                     UNAUDITED
                                              (Dollars in thousands)
                                                                            June 30,      December 31,
     Assets                                                                   1999            1998
                                                                          ------------    ------------
Cash and due from banks                                                   $    901,766    $  1,040,290
Interest-bearing deposits with banks                                         5,654,600       4,218,893
Precious metals                                                                785,048         977,783

Securities held to maturity (approximate market
   value of $5,659,535 in 1999 and $6,882,926 in 1998)                       5,618,919       6,731,714
Securities available for sale (at approximate market value)                 16,546,090      16,434,523
                                                                          ------------    ------------
      Total investment securities                                           22,165,009      23,166,237
Trading account assets (note 2)                                              2,966,059       3,397,110
Federal funds sold and securities purchased
   under resale agreements                                                   1,495,985         689,335
Loans (net of unearned income of $5,730
   in 1999 and $14,138 in 1998)                                             14,193,813      13,648,837
Allowance for credit losses (note 2)                                          (290,669)       (293,952)
Customers' liability on acceptances                                             44,128          36,287
Accounts receivable and accrued interest                                       998,684       1,352,619
Investment in affiliate                                                        821,093         849,677
Premises and equipment                                                         430,170         467,651
Other assets                                                                 1,013,967         873,387
                                                                          ------------    ------------
      Total assets                                                        $ 51,179,653    $ 50,424,154
                                                                          ============    ============

Liabilities and Stockholders' Equity
Noninterest-bearing deposits:
   In domestic offices                                                    $  2,971,844    $  2,882,572
   In foreign offices                                                          223,130         179,709
Interest-bearing deposits:
   In domestic offices                                                      10,613,420      10,904,022
   In foreign offices                                                       18,621,045      19,253,456
                                                                          ------------    ------------
      Total deposits                                                        32,429,439      33,219,759
Trading account liabilities                                                  2,741,941       3,350,456
Short-term borrowings                                                        6,525,422       4,441,210
Acceptances outstanding                                                         45,391          37,465
Accounts payable and accrued expenses                                          919,772         940,129
Due to factored clients                                                        669,222         589,263
Other liabilities (note 2)                                                     156,222         166,649
Long-term debt                                                               1,449,337       1,542,773
Subordinated long-term debt and perpetual
   capital notes                                                             2,624,700       2,645,700
Company-obligated mandatorily redeemable preferred securities of
   subsidiary trusts holding solely junior subordinated debt securities        350,000         350,000
Stockholders' equity (notes 1 and 3):
   Cumulative preferred stock, no par value
      7,501,250 shares outstanding in 1999 and 1998                            500,000         500,000
   Common stock, $5 par value
      150,000,000 shares authorized; 104,798,914
      shares issued in 1999 and 107,322,157 in 1998                            523,995         536,611
   Surplus                                                                     118,037          96,487
   Retained earnings                                                         2,496,221       2,373,147
   Accumulated other comprehensive loss,
      net of taxes                                                            (282,977)       (361,872)
   Common stock in treasury, at cost 1,788,706 shares in 1999 and                  -
      55,905 shares in 1998                                                    (87,069)         (3,623)
                                                                          ------------    ------------
      Total stockholders' equity                                             3,268,207       3,140,750
                                                                          ------------    ------------
      Total liabilities and stockholders' equity                          $ 51,179,653    $ 50,424,154
                                                                          ============    ============

See accompanying notes to consolidated financial statements


                                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    UNAUDITED
                                       (In thousands except per share data)

                                                       Six Months Ended       Three Months Ended
                                                           June 30,                 June 30,
                                                   -----------------------   -----------------------
                                                      1999         1998         1999         1998
                                                   ----------   ----------   ----------   ----------
Interest Income:
Interest and fees on loans                         $  509,888   $  548,894   $  261,695   $  289,354
Interest on deposits with banks                        74,931      146,310       32,663       77,785
Interest and dividends on investment securities:
      Taxable                                         689,175      785,322      343,185      386,210
      Exempt from federal income taxes                 36,509       42,816       17,994       20,030
Interest on trading account assets                     35,173       44,147       18,250       25,380
Interest on federal funds sold and securities
      purchased under resale agreements                46,831       91,697       24,959       52,380
                                                   ----------   ----------   ----------   ----------
             Total interest income                  1,392,507    1,659,186      698,746      851,139
                                                   ----------   ----------   ----------   ----------

Interest Expense:
Interest on deposits                                  581,490      749,258      286,304      368,459
Interest on short-term borrowings                     150,813      228,740       76,014      137,618
Interest on long-term debt                            131,685      152,552       65,208       76,708
                                                   ----------   ----------   ----------   ----------
             Total interest expense                   863,988    1,130,550      427,526      582,785
                                                   ----------   ----------   ----------   ----------

Net Interest Income                                   528,519      528,636      271,220      268,354
Provision for credit losses                             8,000        8,000        4,000        4,000
                                                   ----------   ----------   ----------   ----------
   Net interest income after provision for
      credit losses                                   520,519      520,636      267,220      264,354
                                                   ----------   ----------   ----------   ----------

Other Operating Income:
Trading revenue (note 4)                              109,728       83,601       37,425       43,463
Investment securities transactions, net                17,321        3,949       11,038       12,430
Loans sold or held for sale, net                           82        3,504          239         (161)
Commission income                                      50,432       48,168       24,647       24,210
Equity in earnings of affiliate                        72,403       72,726       41,887       36,780
Other income (note 6)                                 109,813       54,964       90,062       27,594
                                                   ----------   ----------   ----------   ----------
             Total other operating income             359,779      266,912      205,298      144,316
                                                   ----------   ----------   ----------   ----------

Other Operating Expenses:
Salaries and employee benefits                        303,099      266,649      157,554      133,818
Occupancy, net                                         36,660       37,007       17,810       18,115
Restructuring charge (note 5)                          97,000          -            -            -
Other expenses                                        187,763      191,472       96,309       91,453
                                                   ----------   ----------   ----------   ----------
             Total other operating expenses           624,522      495,128      271,673      243,386
                                                   ----------   ----------   ----------   ----------

Income Before Income Taxes                            255,776      292,420      200,845      165,284
Income taxes                                           66,148       56,109       57,719       46,447
                                                   ----------   ----------   ----------   ----------
   Net Income                                      $  189,628   $  236,311   $  143,126   $  118,837
                                                   ==========   ==========   ==========   ==========

Net Income Applicable to Common Stock - Diluted    $  176,780   $  222,272   $  136,669   $  111,852
                                                   ==========   ==========   ==========   ==========

Net income per common share:
      Basic                                        $     1.71   $     2.11   $     1.33   $     1.06
      Diluted                                            1.69         2.08         1.31         1.05
Average common shares outstanding:
      Basic                                           102,929      104,795      102,541      104,691
      Diluted                                         104,564      106,694      104,086      106,652

See accompanying notes to consolidated financial statements.

                                REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  UNAUDITED
                                                (In thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  1999            1998
                                                                               -----------    -----------
Cash Flows From Operating Activities:
Net income                                                                     $   189,628    $   236,311
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization, net                                            56,578         54,220
      Provision for trading and credit losses                                       12,000          8,000
      Investment securities transactions, net                                      (17,321)        (3,949)
      Loans sold or held for sale, net                                                 (82)        (3,504)
      Equity in earnings of affiliate                                              (72,403)       (72,726)
      Net change in precious metals                                                192,735        459,690
      Net change in trading accounts                                              (181,464)      (846,518)
      Net change in accounts receivable and accrued interest                       348,293         (5,945)
      Net change in accounts payable and accrued expenses                          (74,882)       123,613
      Other, net (note 6)                                                         (194,807)      (162,841)
                                                                               -----------    -----------
Net cash provided by (used in) operating activities                                258,275       (213,649)
                                                                               -----------    -----------
Cash Flows From Investing Activities:
Interest-bearing deposits with banks                                            (1,435,707)    (3,870,099)
Federal funds sold and securities purchased under resale agreements               (806,650)       (49,106)
Short-term investments                                                             125,835        137,098
Purchases of securities held to maturity                                           (34,899)       (11,780)
Proceeds from maturities of securities held to maturity                          1,147,694      1,269,739
Purchases of securities available for sale                                      (3,764,679)    (5,193,725)
Proceeds from sales of securities available for sale                             1,454,195      1,498,454
Proceeds from maturities of securities available for sale                        3,475,255      3,238,318
Loans                                                                           (1,693,776)    (2,117,366)
Investment in affiliate                                                             56,437         56,439
                                                                               -----------    -----------
Net cash used in investing activities                                           (1,476,295)    (5,042,028)
                                                                               -----------    -----------
Cash Flows From Financing Activities:
Deposits                                                                          (789,852)       832,031
Short-term borrowings                                                            2,084,212      4,600,800
Due to factored clients                                                             79,959         45,350
Proceeds from issuance of long-term debt                                           346,127        508,683
Repayment of long-term debt                                                       (439,563)      (439,986)
Repurchase of subordinated long-term debt and perpetual capital notes              (21,000)           -
Repurchase of common stock                                                         (39,495)       (51,810)
Purchase of treasury stock at cost                                                 (83,446)        (3,576)
Cash dividends paid                                                                (66,932)       (65,827)
Other, net                                                                          13,993          6,446
                                                                               -----------    -----------
Net cash provided by financing activities                                        1,084,003      5,432,111
                                                                               -----------    -----------
Effect of exchange rate changes on cash and due from banks                          (4,507)       (11,374)
                                                                               -----------    -----------
Net (decrease) increase in cash and due from banks                                (138,524)       165,060
Cash and due from banks at beginning of period                                   1,040,290        901,783
                                                                               -----------    -----------
Cash and due from banks at end of period                                       $   901,766    $ 1,066,843
                                                                               ===========    ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                             $   842,694    $ 1,097,700
          Income taxes                                                              69,817         56,374
      Transfers from securities available for sale to trading account assets           -          222,890

See accompanying notes to consolidated financial statements.

                              REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               UNAUDITED
                                        (Dollars in thousands)
                                                                                   Six Months Ended
                                                                                       June 30,
                                                                              --------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
Cumulative Preferred Stock:
Balance at beginning and end of period                                        $   500,000    $   500,000
                                                                              ===========    ===========

Common Stock:
Balance at beginning of period                                                $   536,611    $   543,543
Net issuance (cancellation) under stock option, restricted stock and restricted stock election plans of (1,654,940)
      shares in 1999 and 292,996 shares in 1998                                    (8,275)         1,465
Retirement of 868,303 shares in 1999 and 913,702 shares in 1998                    (4,341)        (4,569)
                                                                              -----------    -----------
Balance at end of period                                                      $   523,995    $   540,439
                                                                              ===========    ===========
Surplus:
Balance at beginning of period                                                $    96,487    $   149,763
Net issuance (cancellation) of common stock under stock option, restricted stock and restricted stock election plans of
      (1,654,940) shares in 1999 and 292,996 shares in 1998                        49,976         15,048
Treasury stock transactions of affiliate                                             (505)           937
Deferred compensation                                                               7,233          3,576
Retirement of 868,303 common shares in 1999
      and 913,702 common shares in 1998                                           (35,154)       (47,241)
                                                                              -----------    -----------
Balance at end of period                                                      $   118,037    $   122,083
                                                                              ===========    ===========
Retained Earnings:
Balance at beginning of period                                                $ 2,373,147    $ 2,259,172
Net income                                                                        189,628        236,311
Dividends declared on common stock                                                (53,823)       (54,105)
Dividends declared on issues of preferred stock                                   (12,731)       (13,175)
                                                                              -----------    -----------
Balance at end of period                                                      $ 2,496,221    $ 2,428,203
                                                                              ===========    ===========
Accumulated Other Comprehensive Loss,
      Net of Taxes:
Balance at beginning of period                                                $  (361,872)   $   (14,498)

Net appreciation (depreciation) on securities available for sale                  126,610        (71,232)
Less: reclassification adjustment for gains included in net income                 12,901          2,461
                                                                              -----------    -----------
Net unrealized (depreciation) appreciation on securities available for sale       113,709        (73,693)
Foreign currency translation                                                      (34,814)       (13,127)
                                                                              -----------    -----------
Other comprehensive income (loss)                                                  78,895        (86,820)
                                                                              -----------    -----------
Balance at end of period                                                      $  (282,977)   $  (101,318)
                                                                              ===========    ===========
Common Stock in Treasury, at Cost:
Balance at beginning of period                                                $    (3,623)   $       -
Purchases of treasury stock at cost, 1,732,801 shares
      in 1999 and 54,970 shares in 1998                                           (83,446)        (3,576)
                                                                              -----------    -----------
Balance at end of period                                                      $   (87,069)   $    (3,576)
                                                                              ===========    ===========
Total Stockholders' Equity:
Balance at beginning of period                                                $ 3,140,750    $ 3,437,980
Net changes during the period                                                     127,457         47,851
                                                                              -----------    -----------
Balance at end of period                                                      $ 3,268,207    $ 3,485,831
                                                                              ===========    ===========
Total Comprehensive Income, Net of Taxes:
Net income                                                                    $   189,628    $   236,311
Other comprehensive income (loss)                                                  78,895        (86,820)
                                                                              -----------    -----------
Total comprehensive income, net of taxes                                      $   268,523    $   149,491
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements


                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              COVERING THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

1. On May 10, 1999, the Corporation and Safra Republic Holdings S.A. ("SRH ") entered into a definitive agreement providing for (1) the merger of the Corporation with a wholly-owned subsidiary of HSBC Holdings plc ("HSBC") in which each outstanding share of the Corporation's common stock would be converted into the right to receive $72 in cash and (2) a tender offer for the outstanding common shares of SRH (other than those owned by the Corporation) at $72 in cash per common share or, at the shareholder's option, for all or any common shares tendered, an interest-bearing note of HSBC due 2010, equal to $72 per common share. Saban S.A., the principal stockholder of the Corporation, which is controlled by the Corporation's founder, Edmond J. Safra, has irrevocably undertaken to vote its 29% stockholding in the Corporation in favor of the merger and, in addition, to accept the cash tender offer in respect of its 20.8% stockholding in SRH. All outstanding preferred shares and public debt securities of each company will remain outstanding after these transactions.

The consummation of the transactions are subject to a number of conditions, including approval by the Corporation's stockholders and regulatory approvals in various jurisdictions. The merger and tender offer are to close at the same time, which is expected to be in the fourth quarter of 1999.

In connection with the merger, the Corporation has issued an option to HSBC, which would allow HSBC to purchase up to 19.9% of the outstanding common shares of the Corporation at $72 per common share in limited circumstances.

2. The following table sets forth the components of the aggregate allowance for credit losses at the dates indicated.

                                          June 30,    December 31,  June 30,
(In thousands)                              1999         1998         1998
                                          --------     --------     --------
Credit losses                             $290,669     $293,952     $326,776
Trading accounts                            17,485       13,516       14,857
Off balance-sheet credit commitments         7,216        5,818       10,000
                                          --------     --------     --------
  Aggregate allowance for credit losses   $315,370     $313,286     $351,633
                                          ========     ========     ========


The following table presents data related to the Corporation's aggregate allowance for credit losses for the six-month periods ended June 30, 1999 and 1998.


                                                   1999            1998
                                               -----------     -----------
(In thousands)
Aggregate balance at beginning of period       $   313,286     $   353,481
   Charge-offs                                     (14,078)        (13,841)
   Recoveries                                        5,387           4,475
                                               -----------     -----------
Net charge-offs                                     (8,691)         (9,366)
Provision for trading and credit losses             12,000           8,000
Translation adjustment                              (1,225)           (482)
                                               -----------     -----------
   Aggregate balance at end of period          $   315,370     $   351,633
                                               ===========     ===========

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              COVERING THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

3. Common stock in treasury consists of the cost of shares of common stock of the Corporation which are held by a trust, established in connection with the Corporation's 1998 Long-Term Incentive Compensation Plan (the "Plan"), for the benefit of certain employees who have elected to invest a portion of their deferred restricted cash compensation in common stock of the Corporation. Pursuant to the Plan, at the end of the deferral period, the common stock will be delivered by the trust to the employee. See Footnote 1 for a discussion of the transaction described therein, as a result of which the common stock held by the Plan will be converted into cash at $72 per share. During the first six months of 1999, there was a net increase in shares held in treasury of 1,733,000 shares at a cost of approximately $83.4 million.

4. The following table presents information related to trading revenue for the periods indicated.

                                             Six Months Ended        Three Months Ended
                                                 June 30,                 June 30,
                                          ----------------------   ----------------------
                                            1999         1998        1999         1998
                                          ---------    ---------   ---------    ---------
(In thousands)
Precious metals                           $   2,054    $   3,620   $  (2,239)   $     254
Foreign exchange                             91,268       72,222      28,586       41,979
Trading account profits and commissions      20,406        7,759      11,078        1,230
Provision for trading credit losses          (4,000)         -           -            -
                                          ---------    ---------   ---------    ---------
    Total trading revenue                 $ 109,728    $  83,601   $  37,425    $  43,463
                                          =========    =========   =========    =========



5. In the first quarter of 1999, the Corporation recorded a $97 million pre-tax restructuring charge, resulting from the Corporation's lines-of-business review and its plan to grow its core private banking and special niche businesses. The restructuring charge is related to workforce reductions, branch consolidations, outsourcing certain data processing functions and related network and communication operations and the decision to exit certain activities. The migration of the Corporation's data centers has been delayed at the recommendation of the outsourcer due to telecommunication constraints and will not occur until 2000. In addition to unfilled open positions being closed, approximately 450 employees, of which 270 are officer level employees, have been notified of their termination under the restructuring plan.

The components of this charge are as follows:

                                            (In thousands)
Salaries and employee benefits             $        53,800
Occupancy, net                                       7,900
Other expenses                                      35,300
                                           ---------------
Total restructuring charge                 $        97,000
                                           ===============


The occupancy and other expenses in the table above include an aggregate of approximately $32 million related to outsourcing certain data processing functions and related network and communication operations.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              COVERING THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

5. Continued

The following table summarizes the accruals in the restructuring charge for the six-month period ended June 30, 1999:

                                           (In thousands)
Restructuring charge                       $       97,000
Payments                                          (31,400)
Non-cash writedowns                               (11,200)
                                           --------------
Ending accrual at June 30, 1999            $       54,400
                                           ==============


6. In the second quarter of 1999, the Corporation recorded a gain of $69.8 million, pre-tax, relating to its investment in the Canary Wharf Group and the completion of the Canary Wharf initial public offering in April 1999. The non-cash portion of this gain was $64.3 million.

7. The Corporation has strategically aligned its operations into five major business segments based on the needs of its clients and trading partners. The five major business segments are Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. As a result of the restructuring ("Reduction in Force") announced in the first quarter of 1999, the five major business segments were realigned and historical results have been adjusted to reflect this realignment. The Corporation manages these business segments using an internal profitability reporting system to measure independently each of the major segments by its net income. The information generated is not necessarily comparable with similar information for any other financial institution.

The following tables present the summary results by segment for the three-month and six-month periods ended June 30, 1999 and 1998, respectively.


                                                Three Months Ended June 30, 1999
                      --------------------------------------------------------------------------------
                                   Consumer
                        Private   Financial                Global      Global
(In millions)           Banking    Services    Lending    Treasury     Markets      Other      Total
                      --------------------------------------------------------------------------------
Net interest income   $     16.5   $ 91.7   $    70.0   $    86.5    $   10.3    $   (3.8)   $   271.2
Other income                59.7     13.3         9.7        77.3        44.0         1.3        205.3
Revenue sharing              3.8      4.3         0.2        (5.0)       (5.0)        1.7           -
Income taxes                 9.6     10.2         8.4        34.7         3.5        (8.7)        57.7
Net income (loss)           32.2     18.8        15.6        86.2         6.4       (16.1)       143.1
Average assets        $    2,681   $  955   $  10,038   $  32,751    $  4,469    $ (3,338)   $  47,556
                      ================================================================================


                              REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           COVERING THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

7. Continued

                                                Three Months Ended June 30, 1998
                      --------------------------------------------------------------------------------
                                   Consumer
                        Private    Financial               Global      Global
(In millions)           Banking    Services    Lending    Treasury     Markets      Other      Total
                      --------------------------------------------------------------------------------
Net interest income   $     16.1   $ 88.5   $    61.4   $    73.4    $   16.3    $   12.7    $   268.4
Other income                55.2     13.5        16.8        15.1        42.5         1.2        144.3
Revenue sharing              3.0      2.1         0.1        (3.6)       (1.6)         -            -
Income taxes                10.3     12.7         8.7        11.1         8.3        (4.7)        46.4
Net income                  29.6     15.4        16.2        38.4        15.4         3.8        118.8
Average assets        $    2,684   $  845   $  11,036   $  38,103    $  8,724    $ (4,962)   $  56,430
                      ================================================================================

                                               Six Months Ended June 30, 1999
                       -------------------------------------------------------------------------------
                                     Consumer
                          Private    Financial               Global      Global
(In millions)             Banking    Services    Lending    Treasury     Markets     Other      Total
                       -------------------------------------------------------------------------------
Net interest income    $     35.8   $182.5   $  133.4   $   182.4    $   33.7    $  (39.3)   $   528.5
Other income                106.9     27.6       22.7        88.0       111.8         2.8        359.8
Revenue sharing               7.2      8.2        0.2        (9.4)       (8.0)        1.8        -
Restructuring charge        -        -          -           -           -            97.0         97.0
Income taxes                 18.7     17.8       14.5        49.1        15.7       (49.7)        66.1
Net income (loss)            56.5     41.7       27.1       128.6        27.4       (91.7)       189.6
Average assets         $    2,719   $  942   $  9,952   $  32,674    $  4,816    $ (3,373)   $  47,730
                       ===============================================================================

                                              Six Months Ended June 30, 1998
                      --------------------------------------------------------------------------------
                                   Consumer
                        Private    Financial                Global      Global
(In millions)           Banking    Services     Lending    Treasury     Markets      Other      Total
                      --------------------------------------------------------------------------------
Net interest income   $     29.1   $170.4   $   119.3   $   148.0    $   38.3    $   23.5    $   528.6
Other income               115.4     25.7        33.4        13.9        77.7         0.8        266.9
Revenue sharing              5.4      4.0         0.2        (5.4)       (4.2)      -            -
Income taxes                21.8     22.6        16.2        (7.2)       13.9       (11.2)        56.1
Net income                  59.5     28.4        30.1        91.0        25.8         1.5        236.3
Average assets        $    2,766   $  834   $  10,600   $  37,769    $  8,668    $ (4,954)   $  55,683
                      ================================================================================


8. Certain amounts from the prior year have been reclassified to conform with 1999 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1999 and 1998. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following tables present a comparative summary of the results of operations for the three months and six months ended June 30, 1999, compared to the corresponding periods in 1998 and the increases (decreases) in income and expense between such periods.

                                                             Increase (Decrease)
                                                            -------------------
                                      Three Months Ended      2nd Qtr. 1999 vs.
                                           June 30,             2nd Qtr. 1998
                                    ---------------------   -------------------
                                      1999        1998        Amount    Percent
                                    ---------   ---------   ---------   -------
(Dollars in thousands)
Interest income                     $ 704,857   $ 857,900   $(153,043)  (17.8)
Interest expense                      427,526     582,785    (155,259)  (26.6)
                                    ---------   ---------    --------
    Net interest income               277,331     275,115       2,216     0.8
Provision for credit losses             4,000       4,000         -        -
                                    ---------   ---------    --------
Net interest income after
    provision for credit losses       273,331     271,115       2,216     0.8
Other operating income                205,298     144,316      60,982    42.3
Other operating expenses              271,673     243,386      28,287    11.6
                                    ---------   ---------    --------
Income before income taxes            206,956     172,045      34,911    20.3
                                    ---------   ---------    --------
Applicable income taxes                57,719      46,447      11,272    24.3
Tax equivalent adjustment               6,111       6,761        (650)   (9.6)
                                    ---------   ---------    --------
    Total applicable income taxes      63,830      53,208      10,622    20.0
                                    ---------   ---------    --------

Net income                          $ 143,126   $ 118,837   $  24,289    20.4
                                    =========   =========   =========    ====
Net income applicable to
    common stock - diluted          $ 136,669   $ 111,852   $  24,817    22.2
                                    =========   =========   =========    ====

                                                             Increase (Decrease)
                                                             -------------------
                                      Six Months Ended       Six Months 1999 vs.
                                           June 30,            Six Months 1998
                                   -----------------------   -------------------
                                       1999        1998         Amount   Percent
                                   -----------  ----------   ----------- -------
(Dollars in thousands)
Interest income                    $ 1,404,940  $1,673,892   $  (268,952) (16.1)
Interest expense                       863,988   1,130,550      (266,562) (23.6)
                                   -----------  ----------   -----------
    Net interest income                540,952     543,342        (2,390)  (0.4)
Provision for credit losses              8,000       8,000           -       -
                                   -----------  ----------   -----------
Net interest income after
    provision for credit losses        532,952     535,342        (2,390)  (0.4)
Other operating income                 359,779     266,912        92,867   34.8
Other operating expenses               624,522     495,128       129,394   26.1
                                   -----------  ----------   -----------
Income before income taxes             268,209     307,126       (38,917) (12.7)
                                   -----------  ----------   -----------
Applicable income taxes                 66,148      56,109        10,039   17.9
Tax equivalent adjustment               12,433      14,706        (2,273) (15.5)
                                   -----------  ----------   -----------
    Total applicable income taxes       78,581      70,815         7,766   11.0
                                   -----------  ----------   -----------

Net income                         $   189,628  $  236,311   $   (46,683) (19.8)
                                   ===========  ==========   ===========   ====
Net income applicable to
    common stock - diluted         $   176,780  $  222,272   $   (45,492)  20.5)
                                   ===========  ==========   ===========   ====


NET INTEREST INCOME - on a fully-taxable equivalent basis was $277.3 million in the second quarter of 1999, compared to $275.1 million in the second quarter of 1998. As shown in the table on page 12, the net interest rate differential rose to 2.60% in the second quarter of 1999 compared to 2.30% in the second quarter of 1998, which reflected reductions in higher cost short-term liabilities and a corresponding decline in interest-bearing deposits with banks, investment securities and federal funds. Average interest-earning assets were $42.7 billion in the second quarter of 1999, compared to $48.0 billion in the second quarter of 1998. In the second quarter of 1999, $3.0 million of past-due interest was received on previously written down Russian obligations and $5.2 million of mortgage prepayment penalty income was recorded. The second quarter of 1998 reflected $8.9 million of additional earnings on the repayment of an international loan. Premium amortization attributable to prepayments on mortgage-backed securities was $17.2 million in the second quarter of 1999, compared to $25.7 million in the second quarter of 1998.

Net interest income on a fully-taxable equivalent basis was $541.0 million in the first six months of 1999, compared to $543.3 million in the comparable period of 1998. As shown in the table on page 13, the net interest rate differential was 2.56% for the first six months of 1999, compared to 2.33% in the six-month period of 1998. Average interest-earning assets were $42.6 billion for the first six months of 1999, compared to $47.0 billion for the corresponding period of 1998. The decline in average interest-earning assets and the increase in net interest rate differential for the six month period of 1999 compared to the six month period of 1998, were attributable to the same factors that contributed to these changes in the second quarter of 1999.

                                         AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                 AVERAGE RATES EARNED AND PAID
                                                           UNAUDITED
                                               (Fully taxable equivalent basis)
                                                    (Dollars in thousands)

                                                                       Three Months Ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                            1999                                          1998
                                          -------------------------------------------   --------------------------------------------
                                                                            Average                                      Average
                                                             Interest        Rates                        Interest        Rates
                                            Average           Income/       Earned/       Average          Income/       Earned/
                                            Balance           Expense        Paid %       Balance          Expense        Paid %
                                          ------------       ---------     ----------   -----------       ---------     ----------
Interest-earning assets:
  Interest-bearing deposits with banks      $2,894,968       $  32,663        4.53      $ 4,900,070       $  77,785        6.37
  Investment securities (1):
    Taxable                                 20,996,437         343,185        6.56       23,061,629         386,210        6.72
    Exempt from federal income taxes         1,330,929          24,105        7.26        1,359,317          26,791        7.91
                                          ------------       ---------                  -----------       ---------
     Total investment securities            22,327,366         367,290        6.60       24,420,946         413,001        6.78
  Trading account assets (2)                 1,241,788          18,250        5.89        1,256,439          25,380        8.10
  Federal funds sold and securities
    purchased under resale agreements        2,057,333          24,959        4.87        3,789,488          52,380        5.54
  Loans, net of unearned income:
    Domestic offices                        10,461,297         189,887        7.28        9,683,560         200,490        8.30
    Foreign offices                          3,755,721          71,808        7.67        3,989,617          88,864        8.93
                                          ------------       ---------                  -----------       ---------
     Total loans, net of unearned income    14,217,018         261,695        7.38       13,673,177         289,354        8.49
                                          ------------       ---------                  -----------       ---------
     Total interest-earning assets          42,738,473       $ 704,857        6.61       48,040,120       $ 857,900        7.16
                                                             =========        ====                        =========        ====

Cash and due from banks                        918,170                                      896,245
Other assets                                 3,898,983                                    7,493,606
                                          ------------                                  -----------
     Total assets                         $ 47,555,626                                  $56,429,971
                                          ============                                  ===========

Interest-bearing funds:
  Consumer and other time deposits          $9,982,356       $  80,164        3.22      $10,507,775       $  99,927        3.81
  Certificates of deposit                      654,344           6,564        4.02        1,281,931          16,293        5.10
  Deposits in foreign offices               15,858,709         199,576        5.05       17,211,301         252,239        5.88
                                          ------------       ---------                  -----------       ---------
     Total interest-bearing deposits        26,495,409         286,304        4.33       29,001,007         368,459        5.10
  Trading account liabilities (2)              318,465             594        0.75          408,373           5,918        5.81
  Short-term borrowings                      6,596,960          75,420        4.59       10,114,149         131,700        5.22
  Total long-term debt                       4,345,990          65,208        6.02        4,764,732          76,708        6.46
                                          ------------       ---------                  -----------       ---------
     Total interest-bearing funds           37,756,824       $ 427,526        4.54       44,288,261       $ 582,785        5.28
                                                             =========        ====                        =========        ====

Noninterest-bearing deposits:
  In domestic offices                        2,918,842                                     2,613,450
  In foreign offices                           204,607                                       246,061
Other liabilities                            3,388,111                                     5,745,263
Stockholders' equity:
  Preferred stock                              500,000                                       500,000
  Common stockholders' equity                2,787,242                                     3,036,936
                                          ------------                                  ------------
     Total stockholders' equity              3,287,242                                     3,536,936
                                          ------------                                  ------------
     Total liabilities and stockholders'
               equity                     $ 47,555,626                                  $ 56,429,971
                                          ============                                  ============


Interest income/earning assets                               $ 704,857        6.61                        $ 857,900        7.16
Interest expense/earning assets                                427,526        4.01                          582,785        4.86
                                                             ---------        ----                        ---------        ----
Net interest differential                                    $ 277,331        2.60                        $ 275,115        2.30
                                                             =========        ====                        =========        ====


(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.



                                      -12-

                                           AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                  AVERAGE RATES EARNED AND PAID
                                                            UNAUDITED
                                                 (Fully taxable equivalent basis)
                                                      (Dollars in thousands)

                                                                   Six Months Ended June 30,
                                           --------------------------------------------------------------------------------
                                                            1999                                      1998
                                           ---------------------------------------   --------------------------------------
                                                                           Average                                  Average
                                                             Interest       Rates                     Interest       Rates
                                             Average          Income/      Earned/     Average         Income/      Earned/
                                             Balance          Expense       Paid %     Balance         Expense       Paid %
                                           ------------     -----------   --------   -----------     -----------   --------
Interest-earning assets:
  Interest-bearing deposits with banks     $  2,934,883      $   74,931     5.15     $ 4,552,310      $  146,310     6.48
  Investment securities (1):
    Taxable                                  21,254,349         689,175     6.54      23,217,833         785,322     6.82
    Exempt from federal income taxes          1,332,045          48,942     7.41       1,457,550          57,522     7.96
                                           ------------      ----------              -----------      ----------
     Total investment securities             22,586,394         738,117     6.59      24,675,383         842,844     6.89
  Trading account assets (2)                  1,239,247          35,173     5.72       1,133,182          44,147     7.86
  Federal funds sold and securities
    purchased under resale agreements         1,949,443          46,831     4.84       3,328,292          91,697     5.56
  Loans, net of unearned income:
    Domestic offices                         10,253,328         374,291     7.36       9,286,899         383,880     8.34
    Foreign offices                           3,652,525         135,597     7.49       3,975,497         165,014     8.37
                                           ------------      ----------              -----------      ----------
     Total loans, net of unearned income     13,905,853         509,888     7.39      13,262,396         548,894     8.35
                                           ------------      ----------              -----------      ----------
     Total interest-earning assets           42,615,820      $1,404,940     6.65      46,951,563      $1,673,892     7.19
                                                             ==========     ====                      ==========     ====

Cash and due from banks                         931,733                                  847,726
Other assets                                  4,182,264                                7,883,968
                                           ------------                              -----------
     Total assets                          $ 47,729,817                              $55,683,257
                                           ============                              ===========

Interest-bearing funds:
  Consumer and other time deposits         $ 10,041,231      $  162,446     3.26     $10,532,463      $  203,623     3.90
  Certificates of deposit                       710,861          14,861     4.22       1,410,929          35,926     5.13
  Deposits in foreign offices                15,881,737         404,183     5.13      17,546,361         509,709     5.86
                                           ------------      ----------              -----------      ----------
     Total interest-bearing deposits         26,633,829         581,490     4.40      29,489,753         749,258     5.12
  Trading account liabilities (2)               350,710           1,489     0.86         394,711           8,850     4.52
  Short-term borrowings                       6,501,575         149,324     4.63       8,469,768         219,890     5.24
  Total long-term debt                        4,404,588         131,685     6.03       4,753,623         152,552     6.47
                                           ------------      ----------              -----------      ----------
     Total interest-bearing funds            37,890,702      $  863,988     4.60      43,107,855      $1,130,550     5.29
                                                             ==========     ====                      ==========     ====

Noninterest-bearing deposits:
  In domestic offices                         2,881,364                                2,602,652
  In foreign offices                            217,183                                  257,654
Other liabilities                             3,559,557                                6,219,883
Stockholders' equity:
  Preferred stock                               500,000                                  500,000
  Common stockholders' equity                 2,681,011                                2,995,213
                                           ------------                              -----------
     Total stockholders' equity               3,181,011                                3,495,213
                                           ------------                              -----------
     Total liabilities and stockholders'
               equity                      $ 47,729,817                              $55,683,257
                                           ============                              ===========


Interest income/earning assets                               $1,404,940     6.65                      $1,673,892     7.19
Interest expense/earning assets                                 863,988     4.09                       1,130,550     4.86
                                                             ----------     ----                      ----------     ----
Net interest differential                                    $  540,952     2.56                      $  543,342     2.33
                                                             ==========     ====                      ==========     ====


(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.


                                      -13-

PROVISION FOR TRADING AND CREDIT LOSSES - The aggregate provisions of $4.0 million in the second quarters of 1999 and 1998 were related to credit losses. The aggregate provision for the first six months of 1999 was $12.0 million which consisted of $8.0 million related to credit losses and $4.0 million related to trading credit losses which is reflected in trading revenue. The aggregate provision of $8.0 million in the six-month period in 1998, related to credit losses.

Net charge-offs were $4.6 million in the second quarter of 1999, compared to $3.9 million in the second quarter of 1998. For the first six months of 1999, net charge-offs were $8.7 million compared to net charge-offs of $9.4 million for the six-month period of 1998. See Note 2 of notes to consolidated financial statements for additional information related to the aggregate allowance for credit losses and net charge-offs.

The following table presents summary data related to non-accrual loans and other non-performing assets at periods ended:

                                           June 30,  March 31,   Dec. 31,
(in thousands)                              1999       1999       1998
                                           -------    -------    -------
Non-accrual loans:
   Domestic                                $49,832    $78,378    $73,257
   Foreign                                   8,162      8,211      7,597
                                           -------    -------    -------
Total non-accrual loans                     57,994     86,589     80,854
Other assets and real estate owned          10,785      7,374     12,297
                                           -------    -------    -------
Total non-performing assets                $68,779    $93,963    $93,151
                                           =======    =======    =======
Non-accrual loans as a percentage of
   loans outstanding at period end            0.41%      0.62%      0.59%
                                           =======    =======    =======
Total non-performing assets as a
   percentage of period end total assets      0.13%      0.19%      0.18%
                                           =======    =======    =======


OTHER OPERATING INCOME - was $205.3 million in the second quarter of 1999, which included a gain on a real estate investment of $69.8 million discussed below, compared to $144.3 million in the second quarter of 1998. For the first six months of 1999, such income was $359.8 million, compared to $266.9 million in the corresponding period of 1998.

Total trading revenue, including associated net interest income, which is reported as net interest income, was $56.5 million in the second quarter of 1999, compared to $63.7 million in the second quarter of 1998. The second quarter to second quarter change reflected increased trading account profits and commissions which were more than offset by declines in precious metals and foreign exchange trading income. For the six-month period ended June 30, 1999, such revenue amounted to $146.5 million, compared to $129.6 million in the corresponding period of 1998. Trading net interest income, which was primarily attributable to precious metals and trading account activities, was $19.1 million and $36.8 million, respectively, in the second quarter and first six months of 1999 compared to $20.2 million and $46.0 million in the corresponding periods of 1998. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                       -14


                                        Three Months Ended          Six Months Ended
                                            June 30,                    June 30,
                                      ----------------------    ----------------------
                                        1999          1998         1999         1998
                                      ---------    ---------    ---------    ---------
(In thousands)
 Precious metals:
  Trading revenue (loss)              $  (2,239)   $     254    $   2,054    $   3,620
  Net interest income                    15,096       16,516       30,552       35,438
                                      ---------    ---------    ---------    ---------
   Total                                 12,857       16,770       32,606       39,058
                                      ---------    ---------    ---------    ---------

Foreign exchange:
  Trading revenue                        28,586        41,979      91,268       72,222
  Net interest expense                   (1,268)       (2,213)     (2,507)      (2,831)
                                      ---------    ----------   ---------    ---------
   Total                                 27,318        39,766      88,761       69,391
                                      ---------    ----------   ---------    ---------

Trading account profits and
  commissions:
  Trading revenue                        11,078        1,230       20,406        7,759
  Net interest income                     5,282        5,903        8,767       13,422
                                      ---------    ---------    ---------    ---------
   Total                                 16,360        7,133       29,173       21,181
                                      ---------    ---------    ---------    ---------

Provision for trading credit losses         -            -         (4,000)         -
                                      ---------    ---------    ---------    ---------

Total:
  Trading revenue                        37,425       43,463      109,728       83,601
  Net interest income                    19,110       20,206       36,812       46,029
                                      ---------    ---------    ---------    ---------
   Total                              $  56,535    $  63,669    $ 146,540    $ 129,630
                                      =========    =========    =========    =========


Investment securities transactions resulted in net gains of $11.0 million in the second quarter of 1999, compared to net gains of $12.4 million in the second quarter of 1998. The net gains in the second quarter of 1999 were realized from the repayment and sales of Russian securities. For the first six months of 1999, net gains were $17.3 million compared to $3.9 million in the first six months of 1998. The net gains for the first six months of 1999 were primarily from the repayment and sales of Russian securities and sales of Brazilian securities.

Loans sold or held for sale, net resulted in gains of $0.2 million in the second quarter of 1999, compared to a loss of $0.2 million in the second quarter of 1998. For the six-month period of 1999, such gain amounted to $0.1 million compared to $3.5 million in the corresponding period of 1998.

Commission income consists primarily of securities brokerage commissions, fees for the issuance of banker acceptances and letters of credit and retail services. Such income was $24.6 million in the second quarter of 1999, compared to $24.2 million in the second quarter of 1998. For the first six months of 1999, commission income amounted to $50.4 million compared to $48.2 million for the six-month period of 1998.

Equity in the earnings of affiliate was $41.9 million in the second quarter of 1999, compared to $36.8 million in the second quarter of 1998. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("SRH"), a European international private banking group of which the Corporation owns approximately 49%. The second quarter to second quarter increase reflects a $34.8 million pre-tax gain related to SRH's investment in the Canary Wharf Group and the completion of the Canary Wharf initial public offering in April 1999. The effect of the gain was partially offset by $4.0 million of merger-related expenses and $4.5 million for professional fees and employee benefits. SRH's total client account assets, both on-and off-balance sheet, increased to $33.9 billion at June 30, 1999 from $32.1 billion at June 30, 1998. This change consisted of increases of $1.4 billion in client portfolio assets and $0.4 billion in client deposits. For the six-month period of 1999, equity in the earnings of SRH was $72.4 million, compared to $72.7 million for the six-month period of last year.

Other income was $90.1 million in the second quarter of 1999, which included the $69.8 million gain relating to an investment in the Canary Wharf Group and the completion of the Canary Wharf initial public offering, compared to $27.6 million in the second quarter of 1998, which included a gain of $4.4 million related to sales of real estate. The consumer financial services group and the private banking group generate fee income through service charges to clients for deposit accounts and trust and securities activities. Other income included revenues from these activities of $17.0 million in the second quarter of 1999, compared to $16.4 million in the second quarter of 1998 and $33.4 million for the six months of 1999, compared to $32.0 million for the six months of 1998. Other income for the six-month periods ended June 30, 1999 and 1998 was $109.8 million and $55.0 million, respectively.

OTHER OPERATING EXPENSES - were $251.4 million in the second quarter of 1999, excluding merger related executive pension and incentive accruals and certain other merger-related expenses in the aggregate amount of $20.3 million further discussed below, compared to $243.4 in the second quarter of 1998. For the first six months of 1999, other operating expenses were $500.2 million, excluding restructuring and one-time special charges of $104.0 million discussed below and the $20.3 million mentioned above, compared to $495.1 million in the corresponding period of 1998. Year 2000 expenses for the second quarter and first six months of 1999 were $3.5 million and $8.2 million, respectively, compared to $8.6 million and $27.5 million, respectively, for the corresponding periods of 1998.

Salaries and employee benefits were $141.1 million in the second quarter of 1999, excluding a charge of $16.5 million related to the implementation of a Supplemental Executive Retirement Plan to retain the services of certain executive officers, compared to $133.8 million in the second quarter of 1998. For the six months of 1999, salaries and employee benefits were $280.8 million, excluding $22.3 million of executive pension and incentive accruals, and one-time special charges, compared to $266.6 million for the six months of 1998. The increases for both the second quarter and six-month periods of 1999, when compared to 1998 were due to higher levels of incentive compensation accruals.

Occupancy expense was $17.8 million in the second quarter of 1999 and $36.7 million for the six-month period of 1999, compared to $18.1 million and $37.0 million in the corresponding periods of 1998.

All other expenses were $89.0 million in the second quarter and $175.2 million in the first six months of 1999, compared to $83.9 million and $166.0 million in the corresponding periods of 1998. The respective totals exclude $7.3 million in the second quarter of 1999, $7.6 million in the second quarter of 1998, $12.6 million in the first six months of 1999 and $25.5 million in the first six months of 1998 of merger-related professional fees, one-time special charges and Year 2000 expenses. Amortization of goodwill and other intangible assets was $6.8 million in the second quarter of 1999, compared to $6.7 million in the second quarter of last year.

TOTAL APPLICABLE INCOME TAXES - have been adjusted (increased) to reflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $10.6 million in the second quarter of 1999 and $7.8 million during the first six months of 1999 when compared to the corresponding periods of 1998. The effective tax rates, total applicable income taxes as a percentage of income before income taxes, were 31% for the second quarter and 29% for the six-month period of 1999, compared to 31% and 23%, respectively, in the corresponding periods of last year. The effective tax rate for the six-month period of 1998 reflected the reversal of certain tax liabilities accrued in prior years.

Lines-of-Business

The Corporation's  operation's are organized into five major business  segments:
Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. As a result of the Reduction in Force announced in the first quarter of 1999, the five major business segments were realigned and historical results have been adjusted to reflect this realignment. The following table presents the results by segment for the three-month periods ended June 30, 1999 and 1998.

                                                          Three Months Ended June 30, 1999
                                ----------------------------------------------------------------------------------------
                                             Consumer
                                  Private    Financial                  Global       Global
                                  Banking    Services     Lending      Treasury      Markets      Other         Total
                                ----------  ----------   ----------   ----------   ----------   ----------    ----------
(Dollars in millions)
Net income (loss)               $ 32.2      $  18.8      $  15.6      $  86.2      $   6.4      $ (16.1)      $ 143.1
Average assets                   2,681          955       10,038       32,751        4,469       (3,338)       47,556
Average liabilities and
     preferred stock             8,552       11,167        8,120       12,278        5,614         (963)       44,768
Average risk-adjusted equity       571          411          341        1,246          215            3         2,787
Efficiency ratio                    47%          72%          58%          21%          81%          -             57%
Return on average risk-
     adjusted equity              22.6%        18.3%        18.4%        25.7%        12.0%          -           19.7%

                                                          Three Months Ended June 30, 1998
                                ----------------------------------------------------------------------------------------
                                             Consumer
                                  Private    Financial                  Global       Global
                                  Banking    Services     Lending      Treasury      Markets      Other         Total
                                ----------  ----------   ----------   ----------   ----------   ----------    ----------
(Dollars in millions)
Net income                      $ 29.6      $  15.4      $  16.2      $  38.4      $  15.4      $  3.8        $ 118.8
Average assets                   2,684          845       11,036       38,103        8,724       (4,962)       56,430
Average liabilities and
     preferred stock            10,955       11,607        8,513       17,014       11,842       (6,538)       53,393
Average risk-adjusted equity       563          428          368        1,403          275          -           3,037
Efficiency ratio                    45%          72%          58%          40%          57%         -              59%
Return on average risk-
     adjusted equity              21.1%        14.4%        17.7%         9.0%        22.4%         -            14.8%

The variances in net income between the second quarter of 1999 and the same quarter in 1998 are described below.

Private Banking had net income of $32.2 million in the second quarter of 1999, compared to $29.6 million in the second quarter of 1998. The increase in net income of $2.6 million related to an increase in the equity earnings of SRH, which included a gain related to SRH's investment in the Canary Wharf Group that was partially offset by merger-related expenses, professional fees and employee benefits and decreases in income from the Asian Private Banking group attributable to higher levels of expenses related to new staff hirings and lower earnings. The Private Banking segment had an increase in total private client account assets, both on-and-off balance sheet, to $25.3 billion at June 30, 1999 from $20.9 billion at June 30, 1998.

Consumer Financial Services had net income of $18.8 million for the second quarter of 1999, compared to $15.4 million for the second quarter of 1998. The $3.4 million increase in net income resulted from higher fees and commissions, earnings on funds employed and improvement in consumer lending.

Lending had net income of $15.6 million for the second quarter of 1999, compared to $16.2 million in the second quarter of 1998. The markets where the Corporation's lending units compete continue to be highly competitive with respect to transactions that meet our credit risk requirements with the proper returns.

Global Treasury had net income of $86.2 million for the second quarter of 1999, compared to $38.4 million in the second quarter of 1998, an increase of $47.8 million. This increase resulted primarily from the gain of $69.8 million on the Corporation's investment in the Canary Wharf Group. Interest totaling $3.0 million was received on previously written down Russian obligations in the second quarter of 1999.

Global Markets had net income of $6.4 million in the second quarter of 1999, compared to $15.4 million in the second quarter of 1998. The decrease of $9.0 million is attributable to foreign exchange and precious metals trading activities, which was partially offset by an increase in trading account profits and commissions.

Other had a net loss of ($16.1) million in the second quarter of 1999, compared to net income of $3.8 million in the second quarter of 1998. This decline includes intercompany eliminations in 1999 that are being segregated from the lines of business and the residual effects of unallocated administrative expenses, such as merger-related expenses, which amounted to $20.3 million. The decline was partially offset by a reduction in Year 2000 expenses which amounted to $4.0 million in the second quarter of 1999, compared to $9.9 million in the second quarter of 1998.

The following table presents the results by segment for the six-month periods ended June 30, 1999 and 1998.

                                                               Six Months Ended June 30, 1999
                                ----------------------------------------------------------------------------------------
                                             Consumer
                                  Private    Financial                  Global       Global
                                  Banking    Services     Lending      Treasury      Markets      Other         Total
                                ----------  ----------   ----------   ----------   ----------   ----------    ----------
(Dollars in millions)
Net income                      $  56.5     $  41.7      $  27.1      $ 128.6      $  27.4      $ (91.7)      $ 189.6
Average assets                    2,719         942        9,952       32,674        4,816       (3,373)       47,730
Average liabilities and
     preferred stock              8,627      11,260        8,144       12,500        6,049       (1,531)       45,049
Average risk-adjusted equity        560         412          345        1,142          220            2         2,681
Efficiency ratio                     49%         71%          62%          30%          69%         -              70%
Return on average risk-
     adjusted equity               20.4%       20.4%        15.9%        20.4%        25.2%         -            13.3%

                                                               Six Months Ended June 30, 1998
                                ----------------------------------------------------------------------------------------
                                                                                 Consumer
                                  Private    Financial                  Global       Global
                                  Banking    Services     Lending      Treasury      Markets      Other         Total
                                ----------  ----------   ----------   ----------   ----------   ----------    ----------
(Dollars in millions)
Net income                      $  59.5     $  28.4      $  30.1      $  91.0      $  25.8      $   1.5       $ 236.3
Average assets                    2,766         834       10,600       37,769        8,668       (4,954)       55,683
Average liabilities and
     preferred stock             10,963      11,622        8,487       16,597       11,729       (6,710)       52,688
Average risk-adjusted equity        557         424          376        1,370          268          -           2,995
Efficiency ratio                     45%         74%          59%          45%          63%         -              62%
Return on average risk-
     adjusted equity               21.6%       13.5%        16.2%        11.3%        19.4%         -            15.0%


The variances in net income between the six months ended June 30, 1999 and the same period in 1998 are described below.

Private Banking had net income of $56.5 million for the six months ended June 30, 1999, compared to $59.5 million in 1998. The decrease of $3.1 million reflects $7.8 million of one-time incentive management fees which were included in the first six months of 1998 from Safra Republic Investments Limited and by decreases in Asian Private Banking income due to expenses related to new staff hirings and lower earnings. Total private client account assets, both on-and-off balance sheet, for the Private Banking segment increased to $25.3 billion at June 30, 1999 from $20.9 billion at June 30, 1998.

Consumer Financial Services had net income of $41.7 million for the six months ended June 30, 1999, compared to $28.4 million in the corresponding period of 1998. The increase of $13.3 million for the six months of 1999, resulted from higher fees and commissions, particularly from Republic Financial Services, earnings on funds employed and improvement in consumer lending. Republic launched its Internet Banking product during the first quarter of 1999. This product offers customers the same account access, funds transfer, and bill payment capabilities already offered in the PC Banking product, but now allows them access to these services from any computer connected to the internet. In the second quarter of 1999, Republic successfully introduced Webloan, a innovative new internet-based system that allows its mortgage brokers, sales executives and retail outlets to prequalify quickly a prospect for a mortgage loan from the point of sale, significantly reducing loan origination time.

Lending had net income of $27.1 million for the six months ended June 30, 1999, compared to $30.1 million for the six months ended June 30, 1998. This decrease of $3.0 million reflects a decline in commercial real estate due to one-time prepayment penalties and OREO sales in 1998, partially offset by improvements in RNB Mexico.

Global Treasury had net income of $128.6 for the six months ended June 30, 1999, compared to $91.0 million for the six-month period of 1998. This increase of $37.6 million primarily reflects a gain of $69.8 million on the Republic's investment in the Canary Wharf Group in the second quarter of 1999. Interest totaling $6.1 million for previously written down Russian obligations was received during the six months ended June 30, 1999. These increases were partially offset by the effects of reducing the Corporation's exposure to emerging markets and competitive market conditions.

Global Markets had net income of $27.4 million for the six months ended June 30, 1999, compared to $25.8 million in the six-month period of 1998.

Other had a net (loss) of ($91.7) million for the six months ended June 30, 1999, compared to net income of $1.4 million for the six-month period in 1998. The decrease of $93.1 million reflects the restructuring charge of $97 million in the first quarter of 1999, and intercompany eliminations being segregated from the lines of business in 1999 and the residual effects of unallocated activities, including merger-related costs of $20.3 million offset by a decline in Year 2000 costs which were $9.3 million for the six-month period of 1999 and $20.0 million for the six-month period of 1998.

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

The following table presents the Corporation's risk-based capital ratios:

                                        June 30,     Dec. 31,
                                         1999          1998
                                       --------      -------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio      13.27%        13.95%
   Total risk-based capital ratio       21.61%        22.99%
Leverage ratio                           6.73%         6.51%
Common stockholders'
   equity/total assets                   5.41%         5.24%


CROSS-BORDER EXPOSURE

The following table presents information on the Corporation's cross-border exposure to Latin American countries at the dates indicated:

                         Net Cross-border Outstandings at (1)
                         -----------------------------------
(In millions)              June 30, 1999     Dec. 31, 1998
                         ----------------   ----------------
Brazil                         $459(2)          $720(2)
Mexico                          264              350
Argentina                       257              279
Venezuela                        93              153
Chile                            67               65


(1) Net cross-border outstandings include foreign office local country claims on local residents less local country liabilities.

(2) Net outstandings before the FASB 115 appreciation adjustment of $3 million at June 30, 1999 and depreciation adjustment of $17 million at December 31, 1998, exclude $636 million at June 30, 1999 and $653 million at December 31, 1998 of sovereign risk assets, funded with U.S. dollars where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to sovereign default or currency exchange restrictions in a given country, they will wait to receive the non-local currency until such time as such default is cured or the currency restrictions are removed or such currency becomes available in the local market; under limited circumstances, the providers may receive either local currency or local market debt instruments.
Also excluded are net outstandings of approximately $150 million at June 30, 1999 and $147 million at December 31, 1998, which represent the Corporation's share of SRH's net exposure.

The Corporation's Latin American exposure consists primarily of sovereign securities. The mark-to-market value of these securities is fully reflected, after tax benefit, as an adjustment to stockholders' equity through accumulated other comprehensive loss.

RISK ELEMENTS

                                 Year 2000 Risk

STATE OF READINESS

SCOPE OF PROGRAM - The Corporation continues to manage the risks arising from the Year 2000 date change ("Year 2000 Risk") through its Ready 2000 Program Management Office ("PMO"). The Ready 2000 Program covers both information technology ("IT") applications and non-information technology ("non-IT") applications.

PROGRAM DESCRIPTION - As the process of certifying its various applications is essentially complete, the Corporation is focusing its attention on other aspects of its Ready 2000 program. These include the continued monitoring of Year 2000 Risk posed by third parties, managing its "clean management" program and testing its business resumption contingency plans. The Corporation is also finalizing the procedures that will enable it to monitor the Corporation's operations on a centralized basis on and after January 1, 2000 and thereby quickly recognize and address any issues which may arise, commonly known as "event planning".

When the PMO certifies an application, it has been subjected to such standards as are appropriate for that type of application and a reasonable belief was reached that the application will perform in a Year 2000 ready manner. The Corporation's internal certification of an application does not mean that it is warranting or guaranteeing to any customer or other third party that the application will perform in a Year 2000 ready manner. The Corporation is, however, confident that its certification process will be effective.

Once an application is certified, it becomes subject to the PMO's "clean management" procedures. Clean management means that if a certified application is modified subsequently in a way that affects date recognition or processing, the modified application may not be returned to production without first being re-tested in order to confirm that the modified application remains Year 2000 ready.

PROGRAM STATUS - As of June 30, 1999, the Corporation certified 96 percent of all its IT and non-IT applications, including 99 percent of its mission-critical applications. A small number of applications are not yet certified because doing so requires the participation of a third party, which has not yet occurred, or because the application was recently added to inventory. The Corporation expects to complete certifying all remaining applications that will be implemented this year. The table below illustrates the overall progress of the Corporation's Ready 2000 effort as of this date as reflected in the percentages of total milestones completed and applications certified.

                       % of Total Milestones            % of Total Applications
                     Completed at June 30, 1999       Certified at June 30, 1999
                    ---------------------------       --------------------------
                        IT             Non-IT             IT            Non-IT
                    ----------      -----------       -----------    -----------
Mission critical       100              100               99             100
Medium                  97               99               91              97
Low                     99              100               98              99


In addition to conducting its own Ready 2000 program, the Corporation is reviewing the results of the progress of SRH's Year 2000 readiness program. As of June 30, 1999, SRH has completed remediating and testing 95% of its approximately 400 applications, including 97% of its mission-critical business applications. SRH expects to complete certifying its remaining applications shortly. SRH is finalizing its business resumption contingency plans for its core business processes and will be validating, testing and refining such plans during the remainder of this year.

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

The incremental expenses incurred by the Corporation in connection with its Ready 2000 program above are not expected to include a material amount of expenses pertaining to the accelerated replacement of any software or hardware systems. In addition, the Corporation's Year 2000 readiness program has not resulted in the deferral or cancellation of any material IT projects.

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

On May 10, 1999, the Corporation announced that it had agreed to be acquired by HSBC. This acquisition is expected to be consummated during the fourth quarter of 1999. The HSBC acquisition will result in the Corporation's various business units being consolidated into complementary HSBC operations. The Corporation and HSBC plan to delay the operational consolidation of the two companies until after January 1, 2000 in order to avoid adversely affecting the Year 2000 readiness preparations that have been made by each party.

The Corporation reported previously that a third party provider has assumed responsibility for the operations of the Corporation's data centers and related network and communication operations and the measures it was taking to mitigate Year 2000 Risk pertaining to such arrangement.

While the Corporation believes it is well-prepared for the Year 2000 date change, if an unexpected problem arises in one of its own applications or one for which it relies on a third party provider the Corporation has prepared contingency plans addressing Year 2000 Risk, as more fully described below.

CONTINGENCY PLANNING

While the Corporation is confident that its Ready 2000 program will be successful, the possibility remains that the Corporation may experience Year 2000-related disruptions in its own applications or in those supplied by third parties. The Corporation has evaluated this type of Year 2000 Risk and developed contingency plans addressing it. During 1998 the Corporation developed remediation contingency plans that provided an alternative means for certifying its mission-critical business applications to be Year 2000 ready in a timely manner. The Corporation has recently completed developing business resumption contingency plans for these same applications.

Business resumption contingency planning addresses the risks of a failure by each core business process as a result of the Year 2000 date change, including the failure of systems maintained by third parties. The Corporation has revised its existing business resumption contingency plans in order to address these special risks, including developing a methodology for validating each plan. The Corporation will be testing and refining its business resumption contingency plans for the remainder of this year.

RISK MANAGEMENT

ON- AND OFF-BALANCE-SHEET MARKET RISK SENSITIVITY

One of the Corporation's most significant risks is to U.S. interest rate fluctuations in its investing, lending and borrowing activities. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differs from its interest-bearing liabilities. Based on the Corporation's asset and liability positions, including associated off-balance-sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the base yield curve and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income at June 30, 1999 and December 31, 1998.

Based on the results of this simulation, the Corporation estimated that this change in interest rates would reduce the value of net financial assets by approximately $373 million and $131 million at June 30, 1999 and December 31, 1998, respectively. The change in value in financial assets was primarily due to a lengthening of the average maturities in the Corporation's mortgage-backed securities portfolio during the six-month period. Net interest income would increase by approximately $12 million and $20 million over the twelve months from the respective simulation dates.

TRADING-MARKET RISK SENSITIVITY

The Corporation uses Value at Risk ("VaR") analysis which attempts to determine the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically one day) and given a certain confidence level (99%) across all global trading positions.

The following tables present the calculated VaR amounts based on stress projections given a 99% confidence level across all global trading positions, for the periods indicated in 1999 and 1998 and the VaR components by risk category at June 30, 1999 and December 31, 1998, after considering correlation.

      6 Mos. Ended June 30, 1999                               1-day VaR at
-----------------------------------                        ---------------------
 Average     Minimum       Maximum                          June 30,    Dec. 31,
---------  -----------  -----------    Risk Asset Class       1999        1998
            (In millions)              ------------------- ----------  ---------
  $4.9         $3.0        $8.9                                (In millions)
      6 Mos. Ended June 30, 1998       Foreign exchange       $2.2       $0.5
-----------------------------------    Interest rate           7.6        3.8
 Average     Minimum      Maximum      Commodity               2.6        1.5
---------  -----------  -----------    Equity                  0.1         -
            (In millions)              Optionality             1.8        1.3
  $11.1        $6.2        $17.4       Correlation effects    (6.3)      (2.9)
                                                           ----------  ---------
                                                              $8.0       $4.2
              2nd Qtr 1999                                 ==========  =========
-----------------------------------
 Average     Minimum      Maximum
---------  -----------  -----------
            (In millions)
  $5.4         $3.6        $8.9
              2nd Qtr 1998
-----------------------------------
 Average     Minimum      Maximum
---------  -----------  -----------
           (In millions)
  $11.6        $9.8        $17.4

FORWARD-LOOKING INFORMATION

IN CONNECTION WITH THE INFORMATION RELATING TO NET INTEREST INCOME, THE VALUE AT RISK ANALYSIS, THE YEAR 2000 AND THE ANTICIPATED SAVINGS FROM THE LINE-OF-BUSINESS REVIEW, THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THIS REPORT. WITH RESPECT TO NET INTEREST INCOME AND THE VALUE AT RISK ANALYSIS, THE ACTUAL RESULTS MIGHT BE AFFECTED BY SUCH UNCERTAINTIES AS DEFAULTS IN CERTAIN EMERGING MARKET COUNTRIES AND CHANGES IN CONDITIONS IN THOSE MARKETS, CHANGES IN INTEREST RATES, CHANGES IN THE GLOBAL SECURITIES MARKETS AND THE GENERAL ECONOMIC ENVIRONMENT AND THE ACTIONS THAT THE CORPORATION MIGHT TAKE IN LIGHT OF SUCH CHANGES. WITH RESPECT TO THE YEAR 2000, UNCERTAINTIES COULD INCLUDE UNANTICIPATED EVENTS RELATING TO WORK ON THE DEVELOPMENTS OR MODIFICATIONS TO COMPUTER SYSTEMS AND TO SOFTWARE, INCLUDING WORK PERFORMED BY SUPPLIERS OR VENDORS TO THE CORPORATION, AND THE SATISFACTORY RESOLUTION OF SUCH EVENTS MAY BE BEYOND THE CORPORATION'S CONTROL IN RESPONDING TO SUCH EVENTS. WITH RESPECT TO THE CONTEMPLATED SAVINGS IN OPERATING EXPENSES, THE ACTUAL RESULTS MAY BE AFFECTED BY, AMONG OTHER THINGS, THE INABILITY TO REALIZE FULLY THE EXPECTED COST SAVINGS WITHIN THE EXPECTED TIME FRAME, COMPETITIVE PRESSURES AMONG FINANCIAL INSTITUTIONS MAY INCREASE SIGNIFICANTLY, UNANTICIPATED CHANGES IN THE REGULATORY ENVIRONMENT MAY BE ENACTED AND TECHNOLOGICAL CHANGES MAY BE MORE DIFFICULT OR EXPENSIVE THAN ANTICIPATED.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY TO THE DATE OF THIS REPORT.

                           PART II - OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders.

    (a) The Corporation's Annual Meeting of Stockholders was held on April 21, 1999.

    (c) The following matters were voted upon at such meeting:

(i) Election of the following twenty persons as directors of the Corporation, with shares voted for and withheld indicated.

        NOMINEE                            SHARES FOR           SHARES WITHHELD

    Cyril S. Dwek                          91,874,085              1,025,452
    Ernest Ginsberg                        91,878,704              1,020,833
    Nathan Hasson                          91,879,777              1,019,760
    Peter Kimmelman                        92,031,918                867,619
    Leonard Lieberman                      92,029,668                869,869
    William C. MacMillen, Jr.              92,003,492                896,045
    Peter J. Mansbach                      92,030,533                869,004
    Martin F. Mertz                        92,003,083                896,453
    James L. Morice                        92,031,918                867,619
    E. Daniel Morris                       91,482,304              1,417,233
    Janet L. Norwood                       91,850,009              1,049,529
    John A. Pancetti                       92,031,514                868,022
    Vito S. Portera                        92,031,718                867,819
    William P. Rogers                      92,002,355                897,183
    Elias Saal                             92,027,655                871,882
    Steven J. Saali                        91,949,993                949,544
    Dov C. Schlein                         91,950,866                948,671
    Rodney G. Ward                         92,031,918                867,619
    Walter H. Weiner                       92,003,799                895,738
    George T. Wendler                      92,031,918                867,619


(ii) Approval of selection of KPMG LLP, as the Corporation's auditors for 1999. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

           FOR                        AGAINST                  ABSTAIN
           ---                        -------                  -------
       92,488,741                     189,284                  221,510

(iii) Reapproval of the 1994 Performance Based Incentive Compensation Plan. The number of votes cast for or against, as well as the number of abstentions as to such matter, were as follows:

           FOR                        AGAINST                 ABSTAIN
           ---                        -------                 -------
       89,864,019                    2,690,188                345,323

 Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

            11. Computation of Earnings Per Common Share

            27. Financial Data Schedule

         (b) Reports on Form 8-K

(i) On May 10, 1999 a report on Form 8-K was filed to report that the Corporation and SRH had entered into a definitive agreement providing for
     (1) the merger of the Corporation with a wholly owned subsidiary of HSBC Holdings plc ("HSBC") in which each outstanding common share of the Corporation would be converted into the right to receive $72.00 in cash and
     (2) a tender offer for the outstanding ordinary shares of SRH (other than those owned by the Corporation) at $72.00 per share. Saban S.A., the principal stockholder of the Corporation, which is controlled by the Corporation's founder, Edmond J. Safra, had irrevocably undertaken to vote its 29% stockholding in the Corporation in favor of the merger and, in addition, to accept the tender offer in respect of its 20.8% stockholding in SRH.

     The consummation of the transactions are subject to a number of conditions, including the Corporation's stockholder approval and regulatory approvals in various jurisdictions. The merger and tender offer are to close at the same time, which is expected to be during the last quarter of 1999.

     In connection with the merger, the Corporation has issued an option to HSBC, which would allow HSBC to purchase up to 19.9% of the outstanding shares of RNYC at $72.00 per share in limited circumstances.

(ii) On May 13, 1999 an amended report on Form 8-K/A was filed in connection with the Corporation's current report on Form 8-K, dated May 10, 1999. In connection with the merger, the Corporation had issued an option to HSBC to purchase up to 19.9% of the outstanding shares of the Corporation at $72.00 per share in limited circumstances. Also in connection with the merger, Edmond J. Safra, RNYC Holdings Limited, Congregation Beit Yaakov and Saban S.A. entered into a Stockholder Agreement to vote in favor of the merger. This amended Current Report on Form 8-K included the (i) Transaction Agreement and Plan of Merger by and among HSBC, the Corporation and SRH dated as of May 10, 1999; (ii) Stock Option Agreement, dated May 10, 1999 between the Corporation and HSBC; and (iii) Stockholder Agreement, dated as of May 10, 1999 by and among RNYC Holdings Limited, Congregation Beit Yaakov, Saban S.A. and Edmond J. Safra.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            REPUBLIC NEW YORK CORPORATION

Dated: August 13, 1999                            BY /S/DOV C. SCHLEIN
                                                  --------------------
                                                  Dov C. Schlein
                                                  Chairman of the Board




Dated: August 13, 1999                            BY /S/STAN MARTIN
                                                  -----------------
                                                  Stan Martin
                                                  Executive Vice President and
                                                    Chief Financial Officer

                                    FORM 10-Q

                                QUARTERLY REPORT

                   For the fiscal quarter ended June 30, 1999

                          REPUBLIC NEW YORK CORPORATION

                                  EXHIBIT INDEX



NO.       EXHIBIT DESCRIPTION

11   Computation of Earnings Per Common Share

27   Financial Data Schedule