Form 10-Q
period 1999-09-30
REPUBLIC NEW YORK CORP
filed 1999-11-12
CIK 83246

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly Period Ended September 30, 1999.

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-7436

                          REPUBLIC NEW YORK CORPORATION
               (Exact name of registrant specified in its charter)


           Maryland                                       13-276486
           --------                                       ---------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 452 Fifth Avenue, New York, New York                       10018
 ------------------------------------                       -----
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

                          Yes  X                  No __




--------------------------------------------------------------------------------
The number of shares outstanding of the registrant's common stock, was 104,739,748 at October 29, 1999.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------


PART I - FINANCIAL INFORMATION
------------------------------
                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements:
             Consolidated Statements of Condition - Unaudited                 2
                 September 30, 1999 and December 31, 1998

             Consolidated Statements of Income - Unaudited
                 Nine Months and Three Months Ended September 30,
                 1999 and 1998                                                3

             Consolidated Statements of Cash Flows - Unaudited
                 Nine Months Ended September 30, 1999 and 1998                4

             Consolidated Statements of Changes in Stockholders' Equity -
                Unaudited Nine Months Ended September 30, 1999 and 1998       5

             Notes to Consolidated Financial Statements                    6-10

Item 2.  Management's Discussion and Analysis                             11-26

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 26

Item 5.  Other Information                                                27-28

Item 6.  Exhibits and Reports on Form 8-K                                    29

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


ITEM 1.  FINANCIAL STATEMENTS
                                        REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                                        UNAUDITED
                                                 (Dollars in thousands)


Assets                                                                 September 30,        December 31,
------                                                                     1999                 1998
                                                                      ----------------     ----------------
Cash and due from banks                                                     $ 836,086          $ 1,040,290
Interest-bearing deposits with banks                                        6,854,973            4,218,893
Precious metals                                                               960,019              977,783

Securities held to maturity (approximate market
     value of $5,286,720 in 1999 and $6,882,926 in 1998)                    5,266,123            6,731,714
Securities available for sale (at approximate market value)                16,441,611           16,434,523
                                                                      ----------------     ----------------
        Total investment securities                                        21,707,734           23,166,237
Trading account assets (note 2)                                             2,896,278            3,397,110
Federal funds sold and securities purchased
     under resale agreements                                                2,188,012              689,335
Loans (net of unearned income of $3,340
     in 1999 and $14,138 in 1998)                                          14,730,939           13,648,837
Allowance for credit losses (note 2)                                         (293,161)            (293,952)
Customers' liability on acceptances                                            57,724               36,287
Accounts receivable and accrued interest                                      866,265            1,352,619
Investment in affiliate                                                       838,601              849,677
Premises and equipment                                                        427,388              467,651
Other assets                                                                  980,743              873,387
                                                                      ----------------     ----------------
        Total assets                                                     $ 53,051,601         $ 50,424,154
                                                                      ================     ================

Liabilities and Stockholders' Equity
------------------------------------
Noninterest-bearing deposits:
     In domestic offices                                                  $ 2,801,907          $ 2,882,572
     In foreign offices                                                       208,060              179,709
Interest-bearing deposits:
     In domestic offices                                                   10,422,728           10,904,022
     In foreign offices                                                    18,423,525           19,253,456
                                                                      ----------------     ----------------
        Total deposits                                                     31,856,220           33,219,759
Trading account liabilities                                                 3,141,539            3,350,456
Short-term borrowings                                                       8,584,987            4,441,210
Acceptances outstanding                                                        59,743               37,465
Accounts payable and accrued expenses                                       1,033,810              940,129
Due to factored clients                                                       792,705              589,263
Other liabilities (note 2)                                                    165,067              166,649
Long-term debt                                                              1,164,745            1,542,773
Subordinated long-term debt and perpetual
     capital notes                                                          2,624,700            2,645,700
Company-obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding solely junior subordinated debt securities     350,000              350,000
Stockholders' equity (notes 1 and 3):
     Cumulative preferred stock, no par value
        7,501,250 shares outstanding in 1999 and 1998                         500,000              500,000
     Common stock, $5 par value
        150,000,000 shares authorized; 104,756,204
        shares issued in 1999 and 107,322,157 in 1998                         523,781              536,611
     Surplus                                                                  117,405               96,487
     Retained earnings                                                      2,589,320            2,373,147
     Accumulated other comprehensive loss,
        net of taxes                                                         (366,239)            (361,872)
     Common stock in treasury, at cost 1,770,875 shares in 1999 and
        55,905 shares in 1998                                                 (86,182)              (3,623)
                                                                      ----------------     ----------------
        Total stockholders' equity                                          3,278,085            3,140,750
                                                                      ----------------     ----------------
        Total liabilities and stockholders' equity                       $ 53,051,601         $ 50,424,154
                                                                      ================     ================
See accompanying notes to consolidated financial statements.

                              REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                                UNAUDITED
                                   (In thousands except per share data)


                                                            Nine Months Ended                Three Months Ended
                                                              September 30,                     September 30,
                                                         1999              1998             1999              1998
                                                      -----------      -----------      -----------       -----------
Interest Income:
Interest and fees on loans                            $   770,179      $   835,989      $    260,291       $  287,095
Interest on deposits with banks                           106,554          221,776            31,623           75,466
Interest and dividends on investment securities:
   Taxable                                              1,024,945        1,171,282           335,770          385,960
   Exempt from federal income taxes                        55,774           61,969            19,265           19,153
Interest on trading account assets                         53,034           61,275            17,861           17,128
Interest on federal funds sold and securities
   purchased under resale agreements                       69,463          138,023            22,632           46,326
                                                      -----------      -----------       -----------      -----------
     Total interest income                              2,079,949        2,490,314           687,442          831,128
                                                      -----------      -----------      -----------       -----------

Interest Expense:
Interest on deposits                                      884,194        1,132,543           302,704          383,285
Interest on short-term borrowings                         208,542          342,260            57,729          113,520
Interest on long-term debt                                198,100          230,456            66,415           77,904
                                                      -----------      -----------       -----------      -----------
     Total interest expense                             1,290,836        1,705,259           426,848          574,709
                                                      -----------      -----------       -----------      -----------

Net Interest Income                                       789,113          785,055           260,594          256,419
Provision for credit losses                                12,000            8,000             4,000             --
                                                      -----------      -----------       -----------      -----------
Net interest income after provision for
   credit losses                                          777,113          777,055           256,594          256,419
                                                      -----------      -----------       -----------      -----------

Other Operating Income (Loss):
Trading revenue (note 4)                                  153,460          109,868            43,732           26,267
Investment securities transactions, net                    35,711         (196,550)           18,390         (200,499)
Loans sold or held for sale, net                              839            3,733               757              229
Commission income                                          76,232           73,268            25,800           25,100
Equity in earnings of affiliate                           106,769          102,673            34,366           29,947
Other income (note 6)                                     136,325           74,043            26,512           19,079
                                                      -----------      -----------       -----------      -----------
     Total other operating income (loss)                  509,336          167,035           149,557          (99,877)
                                                      -----------      -----------       -----------      -----------

Other Operating Expenses:
Salaries and employee benefits                            431,119          390,728           128,020          124,079
Occupancy, net                                             55,884           56,373            19,224           19,366
Restructuring charge (note 5)                              97,000             --                --               --
Other expenses                                            272,945          292,173            85,182          100,701
                                                      -----------      -----------       -----------      -----------
     Total other operating expenses                       856,948          739,274           232,426          244,146
                                                      -----------      -----------       -----------      -----------

Income (Loss) Before Income Taxes                         429,501          204,816           173,725          (87,604)
Income taxes                                              113,404           61,164            47,256            5,055
                                                      -----------      -----------      ------------      -----------
Net Income (Loss)                                     $   316,097      $   143,652       $   126,469     $   (92,659)
                                                      ===========      ===========      ============      ===========

Net Income (Loss) Applicable to Common
   Stock-Diluted                                      $   296,597      $   122,848       $   119,187      $   (99,424)
                                                      ===========      ===========      ============       ===========

Net income (loss) per common share:
   Basic                                                   $2.88             $1.16             $1.17           $(0.96)
   Diluted                                                  2.84              1.15              1.15            (0.96)
Average common shares outstanding:
   Basic                                                  102,727          104,522            102,331          103,985
   Diluted                                                104,378          106,396            104,006          103,985

   See accompanying notes to consolidated financial statements.


                      REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         UNAUDITED
                                      (In thousands)
                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                           1999           1998
                                                                                     -------------     ----------
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization, net                                                  82,767            82,591
     Provision for trading and credit losses                                             16,000            12,000
     Investment securities transactions, net                                            (35,711)          196,550
     Loans sold or held for sale, net                                                      (839)           (3,733)
     Equity in earnings of affiliate                                                   (106,769)         (102,673)
     Net change in precious metals                                                       17,764           267,081
     Net change in trading accounts                                                     287,915          (123,956)
     Net change in accounts receivable and accrued interest                             509,261           757,296
     Net change in accounts payable and accrued expenses                                 68,004          (579,474)
     Other, net (note 6)                                                               (153,454)         (223,825)
                                                                                    -----------       -----------
Net cash provided by operating activities                                             1,001,035           425,509
                                                                                    -----------       -----------
Cash Flows From Investing Activities:
-------------------------------------
Interest-bearing deposits with banks                                                 (2,636,080)        1,813,725
Federal funds sold and securities purchased under resale agreements                  (1,498,677)        1,379,848
Short-term investments                                                                  256,841            34,858
Purchases of securities held to maturity                                                (33,766)          (17,028)
Proceeds from maturities of securities held to maturity                               1,499,357         1,855,344
Purchases of securities available for sale                                           (4,975,400)       (8,120,173)
Proceeds from sales of securities available for sale                                  1,639,071         3,439,324
Proceeds from maturities of securities available for sale                             4,851,278         4,330,037
Loans                                                                                (2,731,835)       (2,496,613)
Investment in affiliate                                                                  56,437            56,439
                                                                                    -----------       -----------
Net cash provided by (used in) investing activities                                  (3,572,774)        2,275,761
                                                                                    -----------       -----------
Cash Flows From Financing Activities:
Deposits                                                                             (1,363,539)       (1,550,001)
Short-term borrowings                                                                 4,143,777        (1,122,435)
Due to factored clients                                                                 203,442           102,468
Proceeds from issuance of long-term debt                                                443,611           675,248
Repayment of long-term debt                                                            (821,639)         (724,716)
Repurchase of subordinated long-term debt and perpetual capital notes                   (21,000)             --
Repurchase of common stock                                                              (40,534)          (95,332)
Purchase of treasury stock at cost                                                      (82,559)           (3,640)
Cash dividends paid                                                                    (100,196)          (99,227)
Other, net                                                                               10,115            15,793
                                                                                    -----------       -----------
Net cash provided by (used in) financing activities                                   2,371,478        (2,801,842)
                                                                                    -----------       -----------
Effect of exchange rate changes on cash and due from banks                               (3,943)           (1,587)
                                                                                    -----------       -----------
Net decrease in cash and due from banks                                                (204,204)         (102,159)
Cash and due from banks at beginning of period                                        1,040,290           901,783
                                                                                    -----------       -----------
Cash and due from banks at end of period                                            $   836,086       $   799,624
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                                                   $ 1,257,070       $ 1,598,999
         Income taxes                                                                    72,800            58,336
      Transfers from securities available for sale to trading account assets               --             227,784

See accompanying notes to consolidated financial statements.


                                       -4-

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED
                             (Dollars in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               --------------------------
                                                                                  1999           1998
                                                                               -----------    -----------
Cumulative Preferred Stock:
Balance at beginning and end of period                                         $   500,000    $   500,000
                                                                               ===========    ===========
Common Stock:
Balance at beginning of period                                                 $   536,611    $   543,543
Net issuance (cancellation) under stock option, restricted stock and restricted stock election plans of (1,682,372)
     shares in 1999 and 263,680 shares in 1998                                      (8,412)         1,318
Retirement of 883,581 shares in 1999 and 1,638,614 shares in 1998                   (4,418)        (8,193)
                                                                               -----------    -----------
Balance at end of period                                                       $   523,781    $   536,668
                                                                               ===========    ===========
Surplus:
Balance at beginning of period                                                 $    96,487    $   149,763
Net issuance (cancellation) of common stock under stock option, restricted stock and restricted stock election plans of
      (1,682,372) shares in 1999 and 263,680 shares in 1998                         50,421         23,005
Treasury stock transactions of affiliate                                              (442)          (839)
Deferred compensation                                                                7,055          3,640
Retirement of 883,581 common shares in 1999
      and 1,638,614 common shares in 1998                                          (36,116)       (87,139)
                                                                               -----------    -----------

Balance at end of period                                                       $   117,405    $    88,430
                                                                               ===========    ===========
Retained Earnings:
Balance at beginning of period                                                 $ 2,373,147    $ 2,259,172
Net income                                                                         316,097        143,652
Dividends declared on common stock                                                 (80,600)       (80,938)
Dividends declared on issues of preferred stock                                    (19,324)       (19,718)
                                                                               -----------    -----------
Balance at end of period                                                       $ 2,589,320    $ 2,302,168
                                                                               ===========    ===========
Accumulated Other Comprehensive Loss,
      Net of Taxes:
Balance at beginning of period                                                 $  (361,872)   $   (14,498)

Net appreciation (depreciation) on securities available for sale                    62,126       (547,528)
Less: reclassification adjustment for gains (losses) included in net income         27,713       (127,878)
                                                                               -----------    -----------
Net unrealized appreciation (depreciation)  on securities available for sale        34,413       (419,650)
Foreign currency translation                                                       (38,780)        (9,902)
                                                                               -----------    -----------
Other comprehensive loss                                                            (4,367)      (429,552)
                                                                               -----------    -----------
Balance at end of period                                                       $  (366,239)   $  (444,050)
                                                                               ===========    ===========
Common Stock in Treasury, at Cost:
Balance at beginning of period                                                 $    (3,623)   $      --
Purchases of treasury stock at cost, 1,714,970 shares
      in 1999 and 55,928 shares in 1998                                            (82,559)        (3,640)
                                                                               -----------    -----------
Balance at end of period                                                       $   (86,182)   $    (3,640)
                                                                               ===========    ===========
Total Stockholders' Equity:
Balance at beginning of period                                                 $ 3,140,750    $ 3,437,980
Net changes during the period                                                      137,335       (458,404)
                                                                               -----------    -----------
Balance at end of period                                                       $ 3,278,085    $ 2,979,576
                                                                               ===========    ===========
Total Comprehensive Income (Loss), Net of Taxes:
Net income                                                                     $   316,097    $   143,652
Other comprehensive loss                                                            (4,367)      (429,552)
                                                                               -----------    -----------
Total comprehensive income (loss), net of taxes                                $   311,730    $  (285,900)
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1. On May 10, 1999, Republic New York Corporation ("the Corporation") and Safra Republic Holdings S.A. ("SRH ") entered into a definitive agreement providing for (1) the merger of the Corporation with a wholly-owned subsidiary of HSBC Holdings plc ("HSBC") in which each outstanding share of the Corporation's common stock would be converted into the right to receive $72 in cash and
(2) a tender offer for the outstanding common shares of SRH (other than those owned by the Corporation) at $72 in cash per common share or, as amended at the shareholder's option, for all or any common shares tendered, an interest-bearing note of HSBC due 2010, equal to $72 per common share. Saban S.A., the principal stockholder of the Corporation, which is controlled by the Corporation's founder, Edmond J. Safra, has irrevocably undertaken to vote its 29% stockholding in the Corporation in favor of the merger and, in addition, to accept the cash tender offer in respect of its 20.8% stockholding in SRH.
All outstanding preferred shares and public debt securities of each company will remain outstanding after these transactions.

In connection with the above agreement, the Corporation issued an option to HSBC that would allow HSBC to purchase up to 19.9% of the outstanding common shares of the Corporation at $72 per common share in limited circumstances.

The consummation of the transactions are subject to a number of conditions, including approval by the Corporation's stockholders and regulatory approvals in various jurisdictions.

As announced on October 19, 1999, the special meeting of common stockholders called to vote on the proposed acquisition was adjourned for a third time until November 30, 1999. On September 1, 1999, the Corporation announced that it had commenced an investigation of the Futures Division of its subsidiary Republic New York Securities Corporation ("RNYSC") as a result of a letter received from the Financial Supervisory Agency ("FSA") of Japan concerning the FSA's investigation of the Tokyo branch of an affiliate of Princeton Global Management Ltd, a client of RNYSC's Philadelphia office. The Corporation is also cooperating with the relevant U.S. regulatory and law enforcement authorities in their investigation of this matter. (For further discussion, see Item 5, "Other Information" on pages 27-28 of this Report)

HSBC has also extended the expiration of the period for SRH shareholders to respond to the offer until November 30, 1999.

2. The following table sets forth the components of the aggregate allowance for credit losses at the dates indicated.


                                                 September 30,    December 31,   September 30,
(In thousands)                                      1999             1998            1998
                                                -------------    -------------   --------------
Credit losses                                      $ 293,161        $ 293,952        $ 290,490
Trading accounts                                      17,485           13,516            4,950
Off balance-sheet credit commitments                   8,314            5,818            5,520
                                                -------------    -------------   --------------
    Aggregate allowance for credit losses          $ 318,960        $ 313,286        $ 300,960
                                                =============    =============   ==============

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


2.       Continued


The following table presents data related to the Corporation's aggregate allowance for credit losses for the nine-month periods ended September 30, 1999 and 1998.

                                                            1999              1998
                                                       -------------     -------------
(In thousands)
Aggregate balance at beginning of period                  $ 313,286         $ 353,481
   Charge-offs                                              (19,521)          (70,526)
   Recoveries                                                10,399             5,963
                                                       -------------     -------------
Net charge-offs                                              (9,122)          (64,563)
Provision for trading and credit losses                      16,000            12,000
Translation adjustment                                       (1,204)               42
                                                       -------------     -------------
   Aggregate balance at end of period                     $ 318,960         $ 300,960
                                                       =============     =============

3. Common stock in treasury consists of the cost of shares of common stock of the Corporation which are held by a trust, established in connection with the Corporation's 1998 Long-Term Incentive Compensation Plan (the "Plan"), for the benefit of certain employees who have elected to invest a portion of their deferred restricted cash compensation in common stock of the Corporation. Pursuant to the Plan, at the end of the deferral period, the common stock will be delivered by the trust to the employee. See Footnote 1 for a discussion of the transaction described therein, as a result of which the common stock held by the Plan will be converted into cash at $72 per share. During the first nine months of 1999, there was a net increase in shares held in treasury of 1,715,000 shares at a cost of approximately $82.6 million.

4. The following table presents information related to trading revenue for the periods indicated.

                                                Nine Months Ended           Three Months Ended
                                                  September 30,               September 30,
                                            ---------------------------  ---------------------------
                                                 1999          1998          1999           1998
                                            -------------  ------------  ------------   ------------
(In thousands)
Precious metals                                $  19,864     $     407      $ 17,810       $ (3,213)
Foreign exchange                                 113,470       114,987        22,202         42,765
Trading account profits and commissions           24,126        (1,526)        3,720         (9,285)
Provision for trading credit losses               (4,000)       (4,000)            -         (4,000)
                                            ------------- -------------  ------------  -------------
    Total trading revenue                      $ 153,460     $ 109,868      $ 43,732       $ 26,267
                                            =============  ============  ============   ============

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

5.In the first quarter of 1999, the Corporation recorded a $97 million pre-tax restructuring charge, resulting from the Corporation's lines-of-business review and its plan to grow its core private banking and special niche businesses.
The restructuring charge is related to workforce reductions, branch consolidations, outsourcing certain data processing functions and related network and communication operations and the decision to exit certain activities. The migration of the Corporation's data centers has been delayed at the recommendation of the outsourcer due to telecommunication constraints and will not occur until 2000. In addition to unfilled open positions being closed, approximately 450 employees, of which 270 are officer level employees, have been terminated or notified of their termination under the restructuring plan.

The components of this charge are as follows:

                                                    (In thousands)
Salaries and employee benefits                      $       53,800
Occupancy, net                                               7,900
Other expenses                                              35,300
                                                     --------------
Total restructuring charge                          $       97,000
                                                     ==============


The occupancy and other expenses in the table above include an aggregate of approximately $32 million related to outsourcing certain data processing functions and related network and communication operations.

The following table summarizes the accruals in the restructuring charge for the nine-month period ended September 30, 1999:

                                                     (In thousands)
Restructuring charge                                $       97,000
Payments                                                   (39,951)
Non-cash writedowns                                        (13,027)
                                                     --------------
Ending accrual at September 30, 1999                $       44,022
                                                     ==============


6. In the second quarter of 1999, the Corporation recorded a gain of $69.8 million, pre-tax, relating to its investment in the Canary Wharf Group and the completion of the Canary Wharf initial public offering. The non-cash portion of this gain was $64.3 million.

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

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


7.   Continued

The following tables present the summary results by segment for the three-month and nine-month periods ended September 30, 1999 and 1998, respectively.

                                              Three Months Ended September 30, 1999
                             -------------------------------------------------------------------------
                                        Consumer
                              Private   Financial              Global     Global
(In millions)                 Banking   Services   Lending    Treasury    Markets    Other     Total
                             -------------------------------------------------------------------------
Net interest income        $   17.7    $  96.1  $    72.6  $    67.6    $  18.8  $   (12.2) $  260.6
Other income                   53.3       15.2       15.8       10.1       52.4        2.8     149.6
Revenue sharing                 0.8        4.5        0.1       (5.2)      (0.2)       --        --
Income taxes                    9.1       11.7       13.7        6.0        9.4       (2.6)     47.3
Net income                     28.4       25.4       25.4       23.8       16.8        6.7     126.5
Average assets             $  2,761    $   963  $  10,107  $  31,752    $ 4,212  $  (3,224) $ 46,571
                          ============================================================================


                                              Three Months Ended September 30, 1998
                            --------------------------------------------------------------------------
                                        Consumer
                              Private   Financial              Global     Global
(In millions)                 Banking   Services   Lending    Treasury    Markets    Other     Total
                            --------------------------------------------------------------------------
Net interest income         $  17.8    $  89.4  $    66.2  $    45.4    $  17.9  $   19.7   $  256.4
Other income (loss)            46.9       16.8       11.8     (224.0)      44.9       3.7      (99.9)
Revenue sharing                 3.3        3.1         --       (3.1)      (3.4)      0.1        --
Income taxes                   10.1       11.7        8.5      (40.0)       8.8       6.0        5.1
Net income (loss)              23.6       26.1       15.6     (185.5)      16.3      11.2      (92.7)
Average assets              $ 2,654    $   872  $  10,664  $  37,393    $ 8,596  $ (5,770)  $ 54,409
                           ===========================================================================


                                              Nine Months Ended September 30, 1999
                             -------------------------------------------------------------------------
                                        Consumer
                              Private   Financial              Global    Global
(In millions)                 Banking   Services   Lending    Treasury   Markets     Other     Total
                             -------------------------------------------------------------------------

Net interest income         $  53.5    $ 278.7  $   206.0  $   250.0    $  52.4  $  (51.5)  $  789.1
Other income                  160.2       42.8       38.5       98.1      164.2       5.5      509.3
Revenue sharing                 8.0       12.8        0.3      (14.6)      (8.2)      1.7        --
Restructuring charge            --         --         --         --         --       97.0       97.0
Income taxes                   27.8       29.6       28.3       55.0       25.0     (52.3)     113.4
Net income (loss)              84.9       67.1       52.7      152.1       44.2     (84.9)     316.1
Average assets              $ 2,733    $   949   $ 10,004  $  32,363    $ 4,612  $ (3,322)  $ 47,339
                           ===========================================================================

                 REPUBLIC NEW YORK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           COVERING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


           7.    Continued

                                           Nine Months Ended September 30, 1998
                             -------------------------------------------------------------------------
                                        Consumer
                              Private   Financial              Global     Global
(In millions)                 Banking   Services   Lending    Treasury   Markets    Other     Total
                             -------------------------------------------------------------------------
Net interest income          $  46.9    $ 259.8    $ 185.5    $ 193.5     $ 56.2  $  43.2   $ 785.1
Other income                   162.3       42.6       45.1     (210.1)     122.6      4.5     167.0
Revenue sharing                  8.7        7.1        0.2       (8.4)      (7.6)       -         -
Income taxes                    31.9       26.5       24.7      (47.2)      22.7      2.6      61.2
Net income                      83.2       62.2       45.8      (94.4)      42.1      4.8     143.7
Average assets               $ 2,728    $   847    $10,622    $37,642     $8,644  $(5,229)  $55,254
                             =========================================================================



8. Certain amounts from the prior year have been reclassified to conform with 1999 classifications.

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Management's discussion and analysis of the summary of operations should be read in conjunction with the consolidated financial statements (unaudited) and notes shown elsewhere in this Report. In the following discussion, the interest income earned on tax exempt obligations has been adjusted (increased) to a fully-taxable equivalent basis. The rate used for this adjustment was approximately 43% in 1999 and 1998. This tax equivalent adjustment permits all interest income and net interest income to be analyzed on a comparable basis. The following tables present a comparative summary of the results of operations for the three months and nine months ended September 30, 1999, compared to the corresponding periods in 1998 and the increases (decreases) in income and expense between such periods.


                                                                              Increase (Decrease)
                                                                         --------------------------
                                                Three Months Ended           3rd Qtr. 1999 vs.
                                                  September 30,              3rd Qtr. 1998
                                         ------------------------------- --------------------------

                                             1999             1998          Amount        Percent
                                         --------------   -------------- --------------  ----------
(Dollars in thousands)
Interest income                              $ 694,124        $ 837,508      $ (143,384)     (17.1)
Interest expense                               426,848          574,709        (147,861)     (25.7)
                                         --------------   -------------- ---------------
      Net interest income                      267,276          262,799           4,477        1.7
Provision for credit losses                      4,000                -           4,000          -
                                         --------------   -------------- ---------------
Net interest income after
      provision for credit losses              263,276          262,799             477        0.2
Other operating income (loss)                  149,557          (99,877)        249,434      249.7
Other operating expenses                       232,426          244,146         (11,720)      (4.8)
                                         --------------   -------------- ---------------
Income (loss) before income taxes              180,407          (81,224)        261,631      322.1
                                         --------------   -------------- ---------------
Applicable income taxes                         47,256            5,055          42,201      834.8
Tax equivalent adjustment                        6,682            6,380             302        4.7
                                         --------------   -------------- ---------------
      Total applicable income taxes             53,938           11,435          42,503      371.7
                                         --------------   -------------- ---------------

Net income (loss)                            $ 126,469        $ (92,659)      $ 219,128      236.5
                                         ==============   ============== ===============  =========
Net income (loss) applicable to
      common stock - diluted                 $ 119,817        $ (99,424)      $ 219,241      220.5
                                         ==============   ============== ===============  =========


                                                                              Increase (Decrease)
                                                                          --------------------------
                                                  Nine Months Ended           Nine Months 1999 vs.
                                                    September 30,               Nine Months 1998
                                         -------------------------------  --------------------------
                                             1999             1998            Amount      Percent
                                         --------------   -------------- ------------    ----------
(Dollars in thousands)
Interest income                             $2,099,064       $2,511,400      $ (412,336)     (16.4)
Interest expense                             1,290,836        1,705,259        (414,423)     (24.3)
                                         --------------   -------------- ---------------
      Net interest income                      808,228          806,141           2,087        0.3
Provision for credit losses                     12,000            8,000           4,000       50.0
                                         --------------   -------------- --------------
Net interest income after
      provision for credit losses              796,228          798,141          (1,913)      (0.2)
Other operating income                         509,336          167,035         342,301      204.9
Other operating expenses                       856,948          739,274         117,674       15.9
                                         --------------   -------------- ---------------
Income before income taxes                     448,616          225,902         222,714       98.6
                                         --------------   -------------- ---------------
Applicable income taxes                        113,404           61,164          52,240       85.4
Tax equivalent adjustment                       19,115           21,086          (1,971)      (9.3)
                                         --------------   -------------- ---------------
      Total applicable income taxes            132,519           82,250          50,269       61.1
                                         --------------   -------------- --------------

Net income                                   $ 316,097        $ 143,652       $ 172,445      120.0
                                         ==============   ============== ===============  =========
Net income applicable to
      common stock - diluted                 $ 296,597        $ 122,848       $ 173,749      141.4
                                         ==============   ============== ===============  =========


Net Interest Income - on a fully-taxable equivalent basis was $267.3 million in the third quarter of 1999, compared to $262.8 million in the third quarter of 1998. As shown in the table on page 13, the net interest rate differential rose to 2.51% in the third quarter of 1999 compared to 2.20% in the third quarter of 1998, which reflected reductions in higher-cost, short-term liabilities and a corresponding decline in interest-bearing deposits with banks, investment securities and federal funds. Included in the third quarters of 1999 and 1998 was mortgage prepayment income of $6.3 million and $6.9 million, respectively. Premium amortization attributable to prepayments on mortgage-backed securities decreased dramatically to $9.8 million in the third quarter of 1999, compared to $20.5 million in the third quarter of 1998. Average interest-earning assets were $42.3 billion in the third quarter of 1999, compared to $47.4 billion in the third quarter of 1998. The effect on net interest income caused by the decline in interest-earning assets on a quarter to quarter basis was more than offset by the decline in premium amortization attributable to mortgage-backed securities and the increase in the net interest rate differential.

Net interest income on a fully-taxable equivalent basis was $808.2 million in the first nine months of 1999, compared to $806.1 million in the comparable period of 1998. As shown in the table on page 14, the net interest rate differential rose to 2.54% for the first nine months of 1999, compared to 2.29% in the nine-month period of 1998. Average interest-earning assets were $42.5 billion for the first nine months of 1999, compared to $47.1 billion for the corresponding period of 1998. The decline in average interest-earning assets and the increase in net interest rate differential for the nine-month period of 1999 compared to the nine-month period of 1998, were attributable to the same factors that contributed to these changes in the third quarter of 1999.

                                                         AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                                  AVERAGE RATES EARNED AND PAID
                                                                            UNAUDITED
                                                               (Fully taxable equivalent basis)
                                                                    (Dollars in thousands)

                                                                 Three Months Ended September 30,
                                          --------------------------------------------------------------------------
                                                        1999                                  1998
                                          ------------------------------------  ------------------------------------
                                                                       Average                               Average
                                                          Interest      Rates                   Interest      Rates
                                             Average      Income/      Earned/     Average      Income/      Earned/
                                             Balance      Expense      Paid %      Balance      Expense      Paid %
                                           ------------  -----------   --------  ------------  -----------   --------
Interest-earning assets:
  Interest-bearing deposits with banks      $2,709,345     $ 31,623       4.63   $ 4,487,169     $ 75,466       6.67
  Investment securities (1)<F1>:
    Taxable                                 20,613,347      335,770       6.46    23,236,182      385,960       6.59
    Exempt from federal income taxs          1,367,773       25,947       7.53     1,349,946       25,533       7.50
                                          ------------  -----------             ------------  -----------
     Total investment securities            21,981,120      361,717       6.53    24,586,128      411,493       6.64
  Trading account assets (2)<F2>             1,166,693       17,861       6.07     1,018,907       17,128       6.67
  Federal funds sold and securities
    purchased under resale agreements        1,761,695       22,632       5.10     3,275,722       46,326       5.61
  Loans, net of unearned income:
    Domestic offices                        10,773,353      199,382       7.34    10,013,229      209,880       8.32
    Foreign offices                          3,894,178       60,909       6.21     3,995,738       77,215       7.67
                                          ------------  -----------             ------------  -----------
     Total loans, net of unearned income    14,667,531      260,291       7.04    14,008,967      287,095       8.13
                                          ------------  -----------             ------------  -----------
     Total interest-earning assets          42,286,384    $ 694,124       6.51    47,376,893    $ 837,508       7.01
                                                        ===========    ========               ===========   ========

Cash and due from banks                        927,770                               872,644
Other assets                                 3,356,376                             6,159,305
                                          ------------                          ------------
     Total assets                         $ 46,570,530                          $ 54,408,842
                                          ============                          ============
Interest-bearing funds:
  Consumer and other time deposits         $ 9,782,489     $ 80,169       3.25  $ 10,264,566     $ 97,879       3.78
  Certificates of deposit                      688,824        7,377       4.25     1,050,679       13,142       4.96
  Deposits in foreign offices               16,987,002      215,158       5.03    18,067,907      272,264       5.98
                                          ------------  -----------             ------------  -----------
     Total interest-bearing deposis:        27,458,315      302,704       4.37    29,383,152      383,285       5.18
  Trading account liabilities (2)<F2>          281,315          479       0.68       449,127        1,999       1.77
  Short-term borrowings                      5,123,435       57,250       4.43     8,500,697      111,521       5.20
  Total long-term debt                       4,260,765       66,415       6.18     4,827,355       77,904       6.40
                                          ------------  -----------             ------------  -----------
     Total interest-bearing funds           37,123,830    $ 426,848       4.56    43,160,331    $ 574,709       5.28
                                                         ==========     ======  ============  ===========      =====

Noninterest-bearing deposits:
  In domestic offices                        2,896,060                             2,696,884
  In foreign offices                           170,260                               218,525
Other liabilities                            3,128,046                             5,050,954
Stockholders' equity:
  Preferred stock                              500,000                               500,000
  Common stockholders' equity                2,752,334                             2,782,148
                                          ------------                          ------------
     Total stockholders' equity              3,252,334                             3,282,148
                                          ------------                          ------------
     Total liabilities and stockholders'
               equity                     $ 46,570,530                          $ 54,408,842
                                          ============                          ============

Interest income/earning assets                           $ 694,124       6.51                  $ 837,508       7.01
Interest expense/earning assets                            426,848       4.00                    574,709       4.81
                                                       -----------   --------                -----------   --------
Net interest differential                                $ 267,276       2.51                  $ 262,799       2.20
                                                       ===========   ========                ===========   ========

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

                                                     AVERAGE BALANCES, NET INTEREST DIFFERENTIAL,
                                                             AVERAGE RATES EARNED AND PAID
                                                                         UNAUDITED
                                                            (Fully taxable equivalent basis)
                                                                 (Dollars in thousands)

                                                                Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------
                                                         1999                                  1998
                                            ------------------------------------  -------------------------------------

                                                                     Average                               Average
                                                        Interest      Rates                    Interest     Rates
                                            Average      Income/      Earned/     Average       Income/     Earned/
                                            Balance      Expense      Paid %      Balance       Expense      Paid %
                                          ------------  -----------   --------  ------------   -----------  ---------
Interest-earning assets:
  Interest-bearing deposits with banks    $ 2,858,877    $ 106,554       4.98   $ 4,530,358     $ 221,776       6.55
  Investment securities (1)<F1>:
    Taxable                                21,038,334    1,024,945       6.51    23,224,016     1,171,282        6.74
    Exempt from federal income taxes        1,344,085       74,889       7.45     1,421,288        83,055        7.81
                                         ------------  -----------             ------------   -----------
     Total investment securities           22,382,419    1,099,834       6.57    24,645,304     1,254,337       6.80
  Trading account assets (2)<F2>            1,214,797       53,034       5.84     1,094,672        61,275       7.48
  Federal funds sold and securities
    purchased under resale agreements       1,886,172       69,463       4.92     3,310,576       138,023       5.57
  Loans, net of unearned income:
    Domestic offices                       10,428,574      573,673       7.35     9,531,669       593,760       8.33
    Foreign offices                         3,733,961      196,506       7.04     3,982,318       242,229       8.13
                                         ------------  -----------             ------------   -----------
     Total loans, net of unearned income   14,162,535      770,179       7.27    13,513,987       835,989       8.27
                                         ------------  -----------             ------------   -----------
     Total interest-earning assets         42,504,800  $ 2,099,064       6.60    47,094,897   $ 2,511,400       7.13
                                                       ===========   ========                 ===========  =========

Cash and due from banks                       930,398                               856,123
Other assets                                3,903,942                             7,302,764
                                         ------------                          ------------
     Total assets                        $ 47,339,140                           $55,253,784
                                         ============                          ============

Interest-bearing funds:
  Consumer and other time deposits       $  9,954,036    $ 242,615       3.26   $10,442,183     $ 301,502       3.86
  Certificates of deposit                     703,435       22,238       4.23     1,289,526        49,068       5.09
  Deposits in foreign offices              16,254,207      619,341       5.09    17,722,120       781,973       5.90
                                         -------------  ----------             ------------   -----------
     Total interest-bearing deposits       26,911,678      884,194       4.39    29,453,829     1,132,543       5.14
  Trading account liabilities (2)<F2>         327,324        1,968       0.80       413,049        10,849       3.51
  Short-term borrowings                     6,037,147      206,574       4.57     8,480,191       331,411       5.23
  Total long-term debt                      4,356,120      198,100       6.08     4,778,470       230,456       6.45
                                         ------------  -----------             ------------   -----------
     Total interest-bearing funds          37,632,269  $ 1,290,836       4.59    43,125,539   $ 1,705,259       5.29
                                                       ===========   ========                 ===========  =========
Noninterest-bearing deposits:
  In domestic offices                       2,886,316                             2,634,408
  In foreign offices                          201,370                               244,468
Other liabilities                           3,414,139                             5,825,957
Stockholders' equity:
  Preferred stock                             500,000                               500,000
  Common stockholders' equity               2,705,046                             2,923,412
                                         ------------                          ------------
     Total stockholders' equity             3,205,046                             3,423,412
                                         ------------                          ------------
     Total liabilities and stockholders'
               equity                    $ 47,339,140                           $55,253,784
                                         ============                          ============


Interest income/earning assets                         $ 2,099,064       6.60                   $ 2,511,400      7.13
Interest expense/earning assets                          1,290,836       4.06                     1,705,259      4.84
                                                       -----------   --------                   -----------  --------
Net interest differential                              $   808,228       2.54                   $   806,141      2.29
                                                       ===========   ========                   ===========  ========

<F1>(1) Based on amortized or historic cost with the mark-to-market adjustment on securities available for sale included in other assets.
<F2>(2) Excludes noninterest-bearing balances, which are included in other assets or other liabilities, respectively.

Provision for trading and credit losses - The aggregate provision of $4.0 million in the third quarters of 1999 and 1998 was related to credit losses and trading credit losses, respectively. The aggregate provision for the first nine months of 1999 was $16.0 million which consisted of $12.0 million related to credit losses and $4.0 million related to trading credit losses which is reflected in trading revenue. The aggregate provision of $12.0 million in the nine-month period in 1998, consisted of $8.0 million related to credit losses and $4.0 million related to trading credit losses.

Aggregate net charge-offs were $0.4 million in the third quarter of 1999, compared to $55.2 million in the third quarter of 1998, which included $50.7 million attributable to the Corporation's Russian exposure. For the first nine months of 1999, aggregate net charge-offs were $9.1 million compared to aggregate net charge-offs of $64.6 million for the nine-month period of 1998. See Note 2 of notes to consolidated financial statements for additional information related to the aggregate allowance for credit losses and aggregate net charge-offs.

The following table presents summary data related to non-accrual loans and other non-performing assets at periods ended:

                                                 Sept. 30,       June 30,        Dec. 31,
(In thousands)                                      1999           1999            1998
                                                -------------   ------------   -------------
Non-accrual loans:
   Domestic                                         $ 41,911       $ 49,832        $ 73,257
   Foreign                                             6,996          8,162           7,597
                                                -------------   ------------   -------------
Total non-accrual loans                               48,907         57,994          80,854
Other assets and real estate owned                    12,176         10,785          12,297
                                                -------------   ------------   -------------
Total non-performing assets                         $ 61,083       $ 68,779        $ 93,151
                                                =============   ============   =============
Non-accrual loans as a percentage of
   loans outstanding at period end                     0.33%          0.41%           0.59%
                                                =============   ============   =============
Total non-performing assets as a
   percentage of period end total assets               0.12%          0.13%           0.18%
                                                =============   ============   =============

The decline in domestic non-accrual loans between December 31, 1998 and September 30, 1999, was primarily due to sales and the return to performing status of loans previously classified as non-accrual.

Other Operating Income (Loss)- was $149.6 million in the third quarter of 1999, compared to a loss of $99.9 million in the third quarter of 1998 which included $210.9 million ($190.7 million after tax) of investment securities losses on the Corporation's Russian investment securities. For the first nine months of 1999, total other operating income was $509.3 million, which included a pre-tax gain on a real estate investment of $69.8 million, compared to $167.0 million in the corresponding period of 1998.

Total trading revenue, including associated net interest income, which is reported as net interest income, was $57.0 million in the third quarter of 1999, compared to $48.0 million in the third quarter of 1998. The third quarter to third quarter change reflected increased precious metals income and trading account profits and commissions which were partially offset by a decrease in foreign exchange trading income. For the nine-month period ended September 30, 1999, such revenue amounted to $203.5 million, compared to $177.6 million in the corresponding period of 1998. Trading net interest income, which was primarily attributable to precious metals and trading account activities, was $13.2 million and $50.0 million in the third quarter and first nine months of 1999, respectively, compared to $21.7 million and $67.7 million in the corresponding periods of 1998. The items of net interest income/(expense) in the following table represent the net interest earned or paid on instruments held for trading, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

                                        Three Months Ended             Nine Months Ended
                                           September 30,                 September 30,
                                    ---------------------------  ----------------------------
                                       1999           1998          1999            1998
                                    ------------   ------------  ------------   -------------
(In thousands)
 Precious metals:
   Trading revenue (loss)              $ 17,810       $ (3,213)     $ 19,864           $ 407
   Net interest income                   12,921         18,689        43,473          54,127
                                    ------------   ------------  ------------   -------------
      Total                              30,731         15,476        63,337          54,534
                                    ------------   ------------  ------------   -------------
Foreign exchange:
   Trading revenue                       22,202         42,765       113,470         114,987
   Net interest expense                  (2,950)        (1,773)       (5,457)         (4,604)
                                    ------------   ------------  ------------   -------------
      Total                              19,252         40,992       108,013         110,383
                                    ------------   ------------  ------------   -------------

Trading account profits and
   commissions:
   Trading revenue (loss)                 3,720         (9,285)       24,126          (1,526)
   Net interest income                    3,256          4,804        12,023          18,226
                                    ------------   ------------  ------------   -------------
      Total                               6,976         (4,481)       36,149          16,700
                                    ------------   ------------  ------------   -------------

Provision for trading credit losses           -         (4,000)       (4,000)         (4,000)
                                    ------------   ------------  ------------   -------------

Total:
   Trading revenue                       43,732         26,267       153,460         109,868
   Net interest income                   13,227         21,720        50,039          67,749
                                    ------------   ------------  ------------   -------------
      Total                            $ 56,959       $ 47,987     $ 203,499       $ 177,617
                                    ============   ============  ============   =============


Investment securities transactions resulted in net gains of $18.4 million in the third quarter of 1999, compared to net losses of $200.5 million in the third quarter of 1998. The net gains in the third quarter of 1999 were realized primarily on sales of the Corporation's remaining sovereign Russian securities and certain sovereign Brazilian securities amounting to $11.8 million and $4.3 million, respectively. The net losses in the third quarter of 1998 included $210.9 million ($190.7 million after tax), on the Corporation's Russian investment securities. For the first nine months of 1999, investment securities net gains were $35.7 million, compared to $196.6 million of investment securities losses in the first nine months of 1998.

Commission income consists primarily of securities brokerage commissions, fees for the issuance of banker acceptances and letters of credit and fees for certain retail services. Such income was $25.8 million in the third quarter of 1999, compared to $25.1 million in the third quarter of 1998. For the first nine months of 1999, commission income amounted to $76.2 million, compared to $73.3 million for the nine-month period of 1998.

Equity in the earnings of affiliate was $34.4 million in the third quarter of 1999, compared to $29.9 million in the third quarter of 1998. This income represents the Corporation's share of the earnings of Safra Republic Holdings S.A. ("SRH"), a European international private banking group of which the Corporation owns approximately 49%. SRH's total client account assets, both on-and off-balance sheet, increased to $34.1 billion at September 30, 1999 from $31.7 billion at September 30, 1998. For the nine-month period of 1999, equity in the earnings of SRH was $106.8 million, compared to $102.7 million for the nine-month period of last year.

Other income was $26.5 million in the third quarter of 1999, compared to $19.1 million in the third quarter of 1998. The consumer financial services group and the private banking group generate fee income through service charges to clients for deposit accounts and trust and securities activities. Other income included revenues from these activities of $19.2 million in the third quarter of 1999, compared to $15.6 million in the third quarter of 1998, and $52.6 million for the nine months of 1999, compared to $47.6 million for the nine months of 1998. Other income for the nine-month periods ended September 30, 1999 and 1998 was $136.3 million and $74.0 million, respectively. The nine- month period in 1999 included a $69.8 million pre-tax gain relating to an investment in the Canary Wharf Group and the completion of the Canary Wharf initial public offering and in 1998, a pre-tax gain of $4.4 million related to the sales of real estate.

Other Operating Expenses - were $232.4 million in the third quarter of 1999, compared to $230.4 million in the third quarter of 1998 excluding $13.7 million of one-time expenses discussed below. For the first nine months of 1999, other operating expenses were $732.6 million, excluding restructuring and one-time special charges of $104.0 million and merger-related executive pension and incentive accruals and certain other merger-related expenses of $20.3 million, compared to $739.3 million in the corresponding period of 1998. Year 2000 expenses for the third quarter and first nine months of 1999 were $1.8 million and $10.0 million, respectively, compared to $4.3 million and $31.8 million, respectively, for the corresponding periods of 1998.

Salaries and employee benefits were $128.0 million in the third quarter of 1999, compared to $124.1 million in the third quarter of 1998. For the nine months of 1999, salaries and employee benefits were $408.8 million, excluding $22.3 million related to the implementation of a Supplemental Executive Retirement Plan to retain the services of certain executive officers and one-time special charges, compared to $390.7 million for the nine months of 1998. The increases for both the third quarter and nine-month periods of 1999, when compared to 1998 were due to higher levels of incentive compensation accruals.

Occupancy expense was $19.2 million in the third quarter of 1999 and $55.9 million for the nine-month period of 1999, compared to $19.4 million and $56.4 million in the corresponding periods of 1998.

All other expenses were $85.2 million in the third quarter of 1999, compared to $87.0 million in the third quarter of 1998 excluding one-time expenses of $11.2 million for losses related to unauthorized transactions in an offshore subsidiary and $2.5 million for losses on banknote shipments. All other expenses were $272.9 million in the first nine months of 1999, compared to $292.2 million in the corresponding period of 1998. Amortization of goodwill and other intangible assets was $6.8 million in the third quarter of 1999, compared to $6.9 million in the third quarter of last year.

Total Applicable Income Taxes - have been adjusted (increased) to eflect the inclusion of interest income on tax exempt obligations as if they were subject to federal, state and local taxes, after giving effect to the deductibility of state and local taxes for federal income tax purposes. Total applicable income taxes increased $42.5 million in the third quarter of 1999 and $50.3 million during the first nine months of 1999 when compared to the corresponding periods of 1998. In the third quarter of 1998, the Corporation recorded minimal tax benefits related to the Russian investment securities losses. The effective tax rate, total applicable income taxes as a percentage of income before income taxes, was 30% for the third quarter of 1999 and was not meaningful for the third quarter of 1998 due to the loss reported for the period. The effective tax rate for the nine-month period of 1999 was 30% compared to 36%, for the corresponding period of last year.

Lines-of-Business

The Corporation's operation's are organized into five major business segments: Private Banking, Consumer Financial Services, Lending, Global Treasury and Global Markets. As a result of the Reduction in Force and review of lines of business announced in the first quarter of 1999, the five major business segments were realigned and historical results have been adjusted to reflect this realignment. The following table presents the results by segment for the three-month periods ended September 30, 1999 and 1998.

                                            Three Months Ended September 30, 1999
                             ---------------------------------------------------------------------------
                                         Consumer
                              Private    Financial              Global    Global
                              Banking    Services    Lending   Treasury   Markets     Other      Total
                             ----------- ---------- ---------- ---------  --------- ---------  ---------
(Dollars in millions)
Net income                       $ 28.4     $ 25.4     $ 25.4    $ 23.8     $ 16.8     $ 6.7    $ 126.5
Average assets                    2,761        963     10,107    31,752      4,212    (3,224)    46,571
Average liabilities and
     preferred stock              8,577     11,032      8,456    10,605      6,149    (1,000)    43,819
Average risk-adjusted equity        557        410        360     1,189        218        18      2,752
Efficiency ratio                    46%        66%        46%       49%        62%         -        57%
Return on average
     risk-adjusted equity         20.2%      24.6%      28.0%      5.7%      30.6%         -      17.3%


                                                 Three Months Ended September 30, 1998
                             ---------------------------------------------------------------------------
                                         Consumer
                              Private    Financial              Global      Global
                              Banking    Services    Lending   Treasury     Markets     Other      Total
                             ----------- ---------- ---------- ---------  ----------- ---------  ---------
(Dollars in millions)
Net income (loss)                $ 23.6     $ 26.1     $ 15.6   $(185.5)    $ 16.3    $ 11.2     $ (92.7)
Average assets                    2,654        872     10,664    37,393      8,596    (5,770)     54,409
Average liabilities and
     preferred stock             10,977     11,442      9,141    14,315     11,828    (6,076)     51,627
Average risk-adjusted equity        539        426        384     1,149        284         -       2,782
Efficiency ratio                     49         64%        59%      (23)%       57%        -         156%
Return on average
     risk-adjusted equity         17.4%      24.3%      16.2%     (66.4)%    22.8%         -       (14.2)%



The variances in net income between the third quarter of 1999 and the same quarter in 1998 are described below.

Private Banking had net income of $28.4 million in the third quarter of 1999, compared to $23.6 million in the third quarter of 1998. The increase in net income of $4.8 million related to an increase in the equity earnings of SRH which included gains related to the sale of certain Russian bonds that had appreciated since the write-down during the 1998 third quarter. The Private Banking segment had an increase in total private client account assets, both on- and off-balance sheet, to $25.7 billion at September 30, 1999, compared to $ 21.3 billion at September 30, 1998.

Consumer Financial Services had net income of $25.4 million in the third quarter of 1999, compared to $26.1 million in the third quarter of 1998. Client account assets, both on-and off-balance sheet, increased to $14.4 billion at September 30, 1999, compared to $13.2 billion at September 30, 1998.

Lending had net income of $25.4 million in the third quarter of 1999, compared to $15.6 million in the third quarter of 1998. The increase of $9.8 million related to $5.0 million of gains in commercial real estate from the sale of other real estate owned and loans, and improvements in the Corporation's performance in its operations in Mexico of $6.2 million from a revamping of business strategy, which was partially offset by declines in other Latin American locations of $2.1 million.

Global Treasury had net income of $23.8 million in the third quarter of 1999, compared to a net loss of $185.5 million in the third quarter of 1998. The increase of $209.3 million related primarily to the write-down of Russian investment securities in 1998 and to a one-time loss of $11.2 million related to unauthorized transactions in 1998. The net interest rate differential was 2.51 percent in the third quarter of 1999, compared to 2.20 percent in the third quarter of 1998. The increase in the net interest rate differential in the third quarter from the year ago period reflected reductions of higher-cost, short-term liabilities and a corresponding decline in interest-bearing deposits with banks, investment securities, and federal funds. Total average assets declined to $31.8 billion at September 30, 1999, compared to $37.4 billion at September 30, 1998.

Global Markets had net income of $16.8 million in the third quarter of 1999, compared to $16.3 million in the third quarter of 1998. The $0.5 million increase includes increases in income from precious metals and foreign exchange trading, offset by decreases in other security trading activities including Republic New York Securities Corp. The increases in income were also offset by increases in expenses for incentive compensation for those units with income increases and management overhead expenses following the Corporation's cost allocation methodology. Expenses also included a decrease in 1999 from 1998 related to an uninsured loss of $2.5 million on banknote shipments.

Other had net income of $6.7 million in the third quarter of 1999, compared to net income of $11.2 million in the third quarter of 1998. The decrease in such net income of $4.5 million includes an increase of $7.4 million of intercompany eliminations of income that are being segregated from the lines of business. This was partially offset by a decline in Year 2000 expenses of $2.9 million in the third quarter of 1999, from the $5.2 million recorded in the third quarter of 1998.

The following table presents the results by segment for the nine-month periods ended September 30, 1999 and 1998.

                                                  Nine Months Ended September 30, 1999
                             ---------------------------------------------------------------------------
                                         Consumer
                              Private    Financial              Global      Global
                              Banking    Services    Lending   Treasury    Markets     Other      Total
                             ----------- ---------- ---------- ---------  ----------- ---------  -------
(Dollars in millions)
Net income (loss)                $ 84.9     $ 67.1     $ 52.7   $ 152.1     $ 44.2   $ (84.9)   $ 316.1
Average assets                    2,733        949     10,004    32,363      4,612    (3,322)    47,339
Average liabilities and
     preferred stock              8,610     11,184      8,250    11,863      6,083    (1,356)    44,634
Average risk-adjusted equity        559        411        350     1,160        219         6      2,705
Efficiency ratio                    48%        69%        56%       34%        66%         -        66%
Return on average
     risk-adjusted equity         20.3%      21.8%      20.1%     15.3%      27.0%         -      14.7%

                                                   Nine Months Ended September 30, 1998
                             --------------------------------------------------------------------------
                                         Consumer
                              Private    Financial              Global      Global
                              Banking    Services    Lending   Treasury    Markets     Other      Total
                             ----------- ---------- ---------- ---------  ----------- ---------  ------
(Dollars in millions)
Net income (loss)                $ 83.2     $ 62.2     $ 45.8   $ (94.4)    $ 42.1     $ 4.8    $ 143.7
Average assets                    2,728        847     10,622    37,642      8,644    (5,229)    55,254
Average liabilities and
     preferred stock             10,967     11,561      8,707    15,829     11,762    (6,495)    52,331
Average risk-adjusted equity        551        425        378     1,296        273         -      2,923
Efficiency ratio                    46%        70%        59%      (451)%      61%         -        78%
Return on average
     risk-adjusted equity         20.2%      19.6%      16.2%     (11.9)%    20.6%         -       5.6%

The variances in net income between the nine months ended
September 30, 1999 and the same period in 1998 are described below.

Private Banking had net income of $84.9 million for the nine months ended September 30, 1999, compared to $83.2 million for the nine-month period in 1998. Client account assets, both on- and off-balance sheet, increased to $25.7 billion at September 30, 1999, from $21.3 billion at September 30, 1998.

Consumer Financial Services had net income of $67.1 million for the nine months ended September 30, 1999, compared to $62.2 million for the nine-month period in 1998. The increase of $4.9 million related to growth in the Retail Branch Banking business in New York and Florida from loans to customers and from increases in fee based products, both on- and off-balance sheet.

Lending had net income of $52.7 million for the nine months ended September 30, 1999, compared to $45.8 million for the nine-month period in 1998. The increase of $6.9 million related to net improvements in offices outside the United States primarily in Mexico of $6.1 million, and commercial real estate income of $1.6 million.

Global Treasury had net income of $152.1 million for the nine months ended September 30, 1999, compared to a net loss of $94.4 million for the nine-month period in 1998. The increase of $246.5 million primarily related to the net losses in the third quarter of 1998 which included $210.9 million ($190.7 million after-tax) on the Corporation's Russian investment securities and the after-tax gain of $45.4 million relating to an investment in the Canary Wharf Group in the second quarter of 1999. A one-time expense of $11.2 million for losses related to unauthorized transactions was also recorded in 1998. Total average assets declined to $32.4 billion for the nine months ended September 30, 1999, compared to $37.6 billion for the nine-month period in 1998.

Global Markets had net income of $44.2 million for the nine months ended September 30, 1999, compared to $42.1 million for the nine-month period in 1998. Income before expenses increased to $208.4 million for the nine-month period of 1999, compared to $171.2 million for the nine-month period of 1998. The increase in net income of $2.1 million reflects increases income related to precious metals and foreign exchange, offset by decreases in other security trading activities including Republic New York Securities Corp. The income increases were also offset by increases in expenses for the closing of the Zurich office in 1999, Republic New York Securities Corp. and increases in incentive compensation expense for those units with income increases and increased allocations of management overhead expenses following the Corporation's cost allocation methodology.

Other had a net loss of $84.9 million for the nine months ended September 30, 1999, compared to net income of $4.8 million for the nine-month period in 1998. The decrease of $89.7 million, $144.6 million before taxes, related primarily to a $97.0 million restructuring charge in the first quarter of 1999, a decrease in Year 2000 expenses of $22.7 million from $34.3 million for the nine-month period in 1998 to $11.6 million for the nine months ended September 30, 1999, $20.3 million of merger-related executive pension and incentive accruals and certain other merger-related expenses in the second quarter of 1999, offset by $50.0 million of intercompany eliminations that are being segregated from the lines of businesses in 1999.

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

The following table presents the Corporation's risk-based capital ratios:

                                        Sept. 30,          Dec. 31,
                                          1999               1998
                                     ---------------    ---------------
Risk-based capital ratios:
   Tier 1 risk-based capital ratio           13.48%             13.95%
   Total risk-based capital ratio            21.45%             22.99%
Leverage ratio                                7.07%              6.51%
Common stockholders'
   equity/total assets                        5.24%              5.24%



Cross-border Exposure

The following table presents information on the Corporation's cross-border exposure to Latin American countries at the dates indicated:

                               Net Cross-border Outstandings at (1)<F1>
                               -------------------------------------
(In millions)                  Sept. 30, 1999        Dec. 31, 1998
                               ----------------     ----------------
Brazil                              $415 (2)<F2>          $720(2)<F2>
Mexico                               273                   350
Argentina                            238                   279
Venezuela                             87                   153
Chile                                 63                    65


<F1>(1) Net cross-border outstandings include foreign office local country claims on local residents less local country liabilities.

<F2>(2) Net outstandings exclude $662 million at September 30, 1999 and
$653 million at December 31, 1998 of sovereign risk assets, before the FASB 115 depreciation adjustment of $6 million at September 30, 1999 and $17 million at December 31, 1998, funded with U.S. dollars where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to sovereign default or currency exchange restrictions in a given country, they will wait to receive the non-local currency until such time as such default is cured or the currency restrictions are removed or such currency becomes available in the local market; under limited circumstances, the providers may receive either local currency or local market debt instruments. Also excluded are net outstandings of approximately $155 million at September 30, 1999 and $147 million at December 31, 1998, which represent the Corporation's share of SRH's net exposure.

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

Program Description - As the process of certifying its various applications is almost complete, the Corporation is focusing its attention on other aspects of its Ready 2000 program. These includ the continued monitoring of Year 2000 Risk posed by third parties, managing its "clean management" program and testing its business resumption contingency plans. The Corporation is also finalizing the procedures that will enable it to monitor operations on a centralized basis on and after January 1, 2000 and thereby quickly recognize and address any issues which may arise, commonly known as "event planning".

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

Program Status - As of September 30, 1999, the Corporation certified almost 99 percent of all its IT and non-IT applications, including more than 99 percent of its mission-critical applications. A small number of applications are not yet certified because doing so requires the participation of a third party, which has not yet occurred, or because the application was recently added to inventory. The Corporation expects to complete certifying all remaining applications that will be implemented this year.

In addition to conducting its own Ready 2000 program, the Corporation is reviewing the results of the progress of SRH's Year 2000 readiness program. As of September 30, 1999, SRH has completed remediating and testing 96% of its approximately 400 applications, including 99% of its mission-critical business applications. SRH expects to complete certifying its remaining applications shortly. SRH is finalizing its business resumption contingency plans for its core business processes and will be validating, testing and refining such plans during the remainder of this year.

Costs

The incremental expenses incurred by the Corporation in connection with its Ready 2000 program did not include a material amount for the accelerated replacement of any software or hardware systems. In addition, the Corporation's Year 2000 readiness program has not resulted in the deferral or cancellation of any material IT projects.

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

On May 10, 1999, the Corporation announced that it had agreed to be acquired by HSBC. This acquisition is expected to be consummated during the fourth quarter of 1999. The HSBC acquisition will result in the Corporation's various business units being consolidated into complementary HSBC operations. The Corporation and HSBC plan to delay the integration of the two company's systems until after January 1, 2000 in order to avoid adversely affecting the Year 2000 readiness preparations that have been made by each of the parties.

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

Contingency Planning

While the Corporation is confident that its Ready 2000 program will be successful, the possibility remains that the Corporation may experience Year 2000 related disruptions in its own applications or in those supplied by third parties. The Corporation has evaluated this type of Year 2000 Risk and developed contingency plans addressing it. During 1998, the Corporation developed remediation contingency plans that provided an alternative means for certifying its mission-critical business applications to be Year 2000 ready in a timely manner. The Corporation has recently completed developing business resumption contingency plans for these same applications.

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

Risk Management

On- and off-balance sheet market risk sensitivity

One of the Corporation's most significant risks is to domestic interest rate fluctuations in its investing, lending and borrowing activities. The extent of this risk will fluctuate when the level and interest sensitivity characteristics of its interest-earning assets differs from its interest-bearing liabilities. Based on the Corporation's asset and liability positions, including associated off-balance sheet interest rate hedges, primarily swaps and caps, the Corporation has simulated the effect of an immediate 10% parallel upward shift in the base yield curve and the impact of this shift on the fair value of its financial assets and liabilities and on net interest income at September 30, 1999 and December 31, 1998.

Based on the results of this simulation, the Corporation estimated that this change in interest rates would reduce the value of net financial assets by approximately $413 million and $131 million at September 30, 1999 and December 31, 1998, respectively. The change in value in financial assets was primarily due to a lengthening of the average maturities in the Corporation's mortgage-backed securities portfolio during the nine-month period. Net interest income would increase by approximately $13 million and $20 million over the twelve months from the respective simulation dates.

Trading-market risk sensitivity

The Corporation uses Value at Risk ("VaR") analysis which attempts to determine the potential U.S. dollar loss resulting from unfavorable market developments within a given time horizon (typically one day) and given a certain confidence level (99%) across all global trading positions.

The following tables present the calculated VaR amounts based on stress projections given a 99% confidence level across all global trading positions, for the periods indicated in 1999 and 1998 and the VaR components by risk category at September 30, 1999 and December 31, 1998, after considering correlation.

    9 Mos. Ended Sept. 30, 1999
------------------------------------
 Average      Minimum      Maximum
-----------  -----------  ----------
           (In millions)
   $4.7         $2.3        $8.9

     9 Mos. Ended Sept. 30, 1998
------------------------------------
 Average      Minimum      Maximum
-----------  -----------  ----------
             (In millions)
  $12.0         $6.2        $17.4

              3rd Qtr 1999
------------------------------------
 Average      Minimum      Maximum
-----------  -----------  ----------
            (In millions)
   $4.5         $2.3        $6.2

            3rd Qtr 1998
------------------------------------
 Average      Minimum      Maximum
-----------  -----------  ----------
             (In millions)
  $13.9        $11.4        $16.0




                          1-day VaR at
                     ---------------------
                     Sept. 30,   Dec. 31,
Risk Asset Class       1999        1998
-----------------   ----------  ----------
                         (In millions)
Foreign exchange       $1.5       $0.5
Interest rate           3.4        3.8
Commodity               1.3        1.5
Equity                  0.2         -
Optionality             1.6        1.3
Correlation effects    (2.4)      (2.9)
                     ----------  ---------
                       $5.6       $4.2
                     ==========  =========


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders during the quarter ended September 30, 1999.

     (a) The Corporation held a Special Meeting of Stockholders on September 9, 1999, which was adjourned until October 12, 1999.


     (b) The following matter was voted upon at such meeting:

(i) To adjourn the Special Meeting of Stockholders of the Corporation to vote on the proposal to approve a merger of the Corporation and a subsidiary of HSBC Holdings plc, whereby the Corporation would become a wholly owned subsidiary of HSBC Holdings plc and each outstanding share of the Corporation's common stock would be converted into the right to receive $72 in cash.

               Votes For            Votes Against                Abstaining
               ---------            -------------                ----------
               77,032,136               415,819                    340,070

Item 5. Other Information

Republic New York Securities Corporation
----------------------------------------
On September 1, 1999, the Corporation announced that, as a result of an inquiry received from the Financial Supervisory
Agency of Japan, it had commenced an internal investigation of the Futures Division of its wholly-owned subsidiary Republic New York Securities Corporation ("RNYSC"). The investigation, which is ongoing, encompasses the involvement of the Futures Division of RNYSC with its customers Princeton Global Management, Ltd. and affiliated entities ("Princeton") and their Chairman, Martin Armstrong. The employment of the president of the Futures Division of RNYSC has been terminated and the president of RNYSC has been suspended.

A number of regulatory and law enforcement agencies also have commenced investigations of Princeton and Mr. Armstrong. The Corporation and RNYSC have been cooperating fully with those investigations, including by responding to various subpoenas and requests for information. The Securities and Exchange Commission and the Commodity Futures Trading
Commission have commenced civil actions against Princeton and Mr. Armstrong. Additionally, Mr. Armstrong has been indicted by the U.S. Attorney for the Southern District of New York on charges of fraud and conspiracy.

At the core of these proceedings against Princeton and Mr. Armstrong are allegations that Mr. Armstrong and Princeton perpetrated a fraud on non-United States investors, who allegedly purchased U.S.$3 billion (face value) of promissory notes from Princeton, approximately U.S.$1 billion (face value)of which allegedly remain outstanding. Since 1995, Princeton had maintained accounts at the Futures Division of RNYSC through which funds, allegedly including proceeds from the sale in Japan of such promissory notes, were invested and traded by Princeton. In furtherance of the alleged fraud, Mr. Armstrong is alleged to have caused employees of the Futures Division of RNYSC to issue letters containing inflated balances of the net assets values in the accounts of Princeton, some of which allegedly were provided by Mr. Armstrong and Princeton to at least some of its investors.

Pending Litigation
-------------------
On October 7, 1999, a purported class action entitled
Ravens v. Republic New York Corporation, Republic New York Securities Corporation and William H. Rogers was filed in the United
States District Court for the Eastern District of Pennsylvania on behalf of investors who acquired common stock of the Corporation between May 14, 1999 and September 15, 1999. The complaint alleges that the named defendants violated federal securities laws by failing to disclose facts relating to potential liabilities on the transaction with HSBC. The complaint seeks unspecified damages on behalf of the class. The
Corporation believes that there are substantial defenses to the complaint, and intends to defend against it vigorously.

On October 15, 1999, a purported class and derivative action entitled Ariel v. Cyril S. Dwek, et al. was filed in the Circuit Court for Montgomery County, Maryland, purportedly on behalf of shareholders of the Corporation and derivatively on behalf of the Corporation. The complaint alleges that certain officers and directors of the Corporation breached their fiduciary duties to the Corporation by allegedly failing to exercise appropriate management and oversight in connection with the Princeton account relationship. The complaint seeks unspecified damages and remittance by the individual defendants of compensation paid to them. The Corporation believes that there are substantial defenses to the complaint, and intends to defend against it vigorously.

Forward-looking Information

In connection with the information relating to the status of the merger transaction with HSBC, net interest income, the Value at Risk analysis, and the Year 2000, this report contains statements that constitute forward-looking statements and are subject to certain risks and uncertainties that could cause the actual results to differ materially from those contained in this report. With respect to the proposed merger with HSBC, uncertainties could include the timing and receipt of regulatory approvals and stockholder approval, the effect, if any, of the matters relating to the investigation of the Futures Division of RNYSC, and the satisfaction of other customary closing conditions to the proposed merger. With respect to net interest income and the Value at Risk analysis, the actual results might be affected by such uncertainties as defaults in certain emerging market countries and changes in conditions in those markets, changes in interest rates, changes in the global securities markets and the general economic environment and the actions that the Corporation might take in light of such changes. With respect to the Year 2000, uncertainties could include unanticipated events relating to Year 2000 readiness of suppliers and vendors to the Corporation, and the satisfactory resolution of such events may be beyond the Corporation's control in responding to such events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only to the date of this report.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.  Material Contracts

                 (a) Agreement dated as of the 30th day of April 1999 and letter agreement dated September 28, 1999 between Republic New York Corporation and Dov C. Schlein

                 (b) Agreement dated as of the 30th day of April 1999 and letter agreement dated September 28, 1999 between Republic New York Corporation and Vito S. Portera

                 (c) Agreement dated as of the 30th day of April 1999 and letter agreement dated September 28, 1999 between Republic New York Corporation and Elias Saal

                 (d) Agreement dated as of the 30th day of April 1999 and letter agreement dated September 28, 1999 between Republic New York Corporation and Stephen J. Saali

            11.      Computation of Earnings Per Common Share

            27.       Financial Data Schedule

        (b)      Reports on Form 8-K

(i) On August 5, 1999 a report on Form 8-K was filed submitting the Corporation's press release, dated July 21, 1999, with attached financial statements, announcing results for the second quarter and six month periods ended June 30, 1999.

(ii) On September 3, 1999 a report on Form 8-K was filed submitting the Corporation's press release, dated September 1, 1999, reporting an investigation of the Futures Division of Republic New York Securities Corporation.

(iii) On September 7, 1999 a report on Form 8-K was filed submitting the Corporation's press release dated September 3, 1999, announcing the intended adjournment of the September 9, 1999 special meeting of stockholders.

(iv) On September 27, 1999 a report on Form 8-K was filed submitting the Corporation's press release dated September 27, 1999, as to the status of the Corporation's previously announced internal investigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 REPUBLIC NEW YORK CORPORATION


Dated: November 12, 1999                        By   /s/Dov C. Schlein
                                                   ---------------------------
                                                    Dov C. Schlein
                                                    Chairman of the Board





Dated:  November 12, 1999                       By    /s/Stan Martin
                                                    ---------------------------
                                                    Stan Martin
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                    FORM 10-Q

                                QUARTERLY REPORT

                 For the fiscal quarter ended September 30, 1999

                          REPUBLIC NEW YORK CORPORATION

                                  EXHIBIT INDEX


No.     Exhibit Description
----    -------------------

10      Material Contracts

11      Computation of Earnings Per Common Share

27      Financial Data Schedule