Form 10-K
period 1999-12-31
HSBC USA INC /MD/
filed 2000-03-30
CIK 83246

Securities and Exchange Commission
Washington, D.C. 20549



Form 10-K



Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999  Commission file number 1-7436

HSBC USA Inc.
  (Exact name of registrant as specified in its charter)
452 Fifth Avenue
New York, New York 10018
  (Address of principal executive offices)
Telephone (212) 525-6100

IRS Employer Identification No. 13-2764867.  State of Incorporation: Maryland

Securities registered on the New York Stock Exchange pursuant to Section 12(b) of the Act:

Depositary Shares, each representing a one-fourth interest in a share of
 Adjustable Rate Cumulative Preferred Stock, Series D
$1.8125 Cumulative Preferred Stock
$2.8575 Cumulative Preferred Stock
7% Subordinated Notes due 2006
8.375% Debentures due 2007

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

All voting stock (704 shares of Common Stock $5 par value) is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc.

Documents incorporated by reference: None


                                      1




                  This page is intentionally left blank.




T A B L E  O F  C O N T E N T S

                                                    Page

Part I


 1.   Business                                        4
 2.   Properties                                      6
 3.   Legal Proceedings                               6
 4.   Submission of Matters to a Vote of
      Security Holders                                6


Part II


 5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters                 6
 6.   Selected Financial Data                         7
 7.   Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                          10
 7A.  Quantitative and Qualitative Disclosures
      About Market Risk                              32
 8.   Financial Statements and
      Supplementary Data                             35
 9.   Changes in and Disagreements with
      Accountants on Accounting and
      Financial Disclosure                           77


Part III


10.   Directors and Executive Officers
      of the Registrant                              77
11.   Executive Compensation                         81
12.   Security Ownership of Certain Beneficial
      Owners and Management                          82
13.   Certain Relationships and Related
      Transactions                                   83


Part IV


14.   Exhibits, Financial Statement Schedules
      and Reports on Form 8-K                        83



P A R T  I


Item 1. Business


HSBC USA Inc. (the Company), formerly HSBC Americas, Inc., is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. All of the Company's common stock is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of HSBC Bank plc, formerly Midland Bank plc, and The Hongkong and Shanghai Banking Corporation Limited (HongkongBank), is an international banking and financial services organization with major commercial and investment banking franchises operating in the Asia-Pacific region, Europe, the Americas, the Middle East and Africa. The principal executive offices of HSBC are located in London, England. HSBC, with assets of $569 billion at December 31, 1999, is one of the world's largest banking and financial services organizations.

HSBC completed the purchase of Republic New York Corporation (Republic), a bank holding company with consolidated total assets of $46.9 billion, on December 31, 1999. Also on December 31, 1999, following the purchase, Republic merged with the Company. At December 31, 1999, the combined Company had assets of $90.2 billion and employed approximately 15,100 full and part time employees.

The Company's principal subsidiary HSBC Bank USA (the Bank), formerly Marine Midland Bank, merged with Republic National Bank of New York (Republic Bank) on December 31, 1999. After the merger, on a combined basis, the Bank had assets of $79.6 billion and deposits of $58.5 billion at December 31, 1999. The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank. The Company has a factoring and asset-based lending subsidiary and a commercial bank in California acquired with the Republic merger.

The Bank's domestic operations encompass the entire State of New York as well as two branches in Pennsylvania and seven branches in Florida. Selected commercial and consumer banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to individuals including high-net-worth individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products. As a result of the merger with Republic, in addition to its domestic offices, the Bank now maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Canada, Europe, Asia and Latin America.

As a result of the merger with Republic, the Bank has a 49% investment in HSBC Republic Holdings (Luxembourg) S.A. (HSBC Republic), formerly Safra Republic Holdings S.A., a holding company, principally engaged in international private banking and commercial banking with assets of $24.4 billion at December 31, 1999. HSBC, in a transaction separate from the acquisition of Republic, also acquired the remaining 51% ownership interest in HSBC Republic on December 31, 1999.


P A R T  I  Continued


Item 1. Business  Continued


The Bank is supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve), and it is subject to banking laws and regulations which place various restrictions on and requirements regarding its operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) and subject to relevant FDIC regulations. The Company has been prohibited, with certain exceptions, from engaging, directly or indirectly, in activities which are not closely related to banking. The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act), effective March 11, 2000, provides expanded opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer a more complete line of financial products and services. Further competitive pressures are anticipated from industry consolidations in the wake of the passage of the GLB Act.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by the Federal Reserve. The Federal Reserve is required by law to take specific prompt actions with respect to financial institutions that do not meet minimum capital standards. Five capital standards have been identified, the highest of which is well-capitalized. A well-capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. The leverage ratio measures Tier 1 capital against total non-risk weighted assets. The Bank's ratios at December 31, 1999 exceeded all ratios required for the well-capitalized category.

The Company and its subsidiaries face competition in all the markets they serve, competing with other financial institutions, including commercial banks, investment banks, savings and loan associations, credit unions, consumer finance companies, money market funds and other non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies. Many of these institutions are not subject to the same laws and regulations imposed on the Company and its subsidiaries.


Item 2. Properties


The principal executive offices of the Company are located at 452 Fifth Avenue, New York, New York 10018, which is owned by the Bank. The principal executive offices of the Bank are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. The Bank has more than 450 other banking offices in New York State located in 49 counties, two branches in Pennsylvania and seven branches in Florida. Approximately 38% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. The Bank owns properties in: Miami, Florida; Buenos Aires, Argentina; Santiago, Chile; Montevideo, Uruguay; Mexico City, Mexico; Milan, Italy and London, England.

Item 3. Legal Proceedings


The information contained in Note 27 to the Financial Statements on page 67 of this report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders


Reference is made to Item 5.


P A R T  II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters


Since all common stock of the Company is owned by HSBC North America Inc., shares of the Company's common stock are not listed or traded on a securities exchange.


Item 6. Selected Financial Data
-----------------------------------------------------------------------------------------------------
HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31,
1999.  The acquisition was accounted for as a purchase by the Company so that the fair value of the assets and liabilities of Republic are included in balances at year end 1999, whereas results of operations for all periods presented  exclude those of Republic.

Year Ended December 31,                           1999        1998      1997       1996       1995
----------------------------------------------------------------------------------------------------
                                                                   in millions
Net interest income                           $1,225.9    $1,165.3  $1,173.4    $ 961.8    $ 892.2
----------------------------------------------------------------------------------------------------
Securities transactions                           10.1        13.8      17.4        7.9       12.3
Interest on Brazilian tax settlement              13.1        32.7         -          -          -
Other operating income                           440.8       413.6     342.0      303.0      302.5
----------------------------------------------------------------------------------------------------
Total other operating income                     464.0       460.1     359.4      310.9      314.8
----------------------------------------------------------------------------------------------------
Other operating expenses                         827.9       780.2     781.4      656.8      695.8
Provision for credit losses                       90.0        80.0      87.4       64.7      175.3
----------------------------------------------------------------------------------------------------
Income before taxes                              772.0       765.2     664.0      551.2      335.9
Applicable income tax expense                    308.3       238.1     193.0      171.0       52.3
----------------------------------------------------------------------------------------------------
Net income                                    $  463.7    $  527.1   $ 471.0    $ 380.2    $ 283.6
----------------------------------------------------------------------------------------------------

Balances at year end
Total assets                                  $ 90,240    $ 33,944   $31,518    $23,630    $20,553
Goodwill and other acquisition intangibles       3,307         335       370        158         35
Long-term debt                                   5,885       1,748     1,708      1,080        710
Common shareholder's equity                      9,541       2,228     2,039      1,875      1,599
Total shareholders' equity                      10,041       2,228     2,039      1,973      1,697
Ratio of shareholders' equity to total assets    11.13%       6.56%     6.47%      8.35%      8.26%
----------------------------------------------------------------------------------------------------

Selected financial data (1)
Rate of return on
  Total assets                                    1.35%       1.60%     1.62%      1.83%      1.50%
  Total common shareholder's equity              20.24       24.93     22.93      21.33      16.53
Total shareholders' equity to total assets        6.70        6.44      7.14       8.90       9.37
----------------------------------------------------------------------------------------------------





Quarterly Results of Operations
                                            1999                                1998
----------------------------------------------------------------------------------------------------
                              4th Q    3rd Q    2nd Q    1st Q    4th Q    3rd Q    2nd Q     1stQ
----------------------------------------------------------------------------------------------------
                                                            in millions
Net interest income          $302.2   $305.5   $306.9   $311.3   $295.3   $287.8   $293.8   $288.4
----------------------------------------------------------------------------------------------------
Securities transactions         2.9     (0.1)     4.9      2.4      3.3      4.4      1.5      4.6
Interest on Brazilian
 tax settlement                13.1        -        -        -     32.7        -        -        -
Other operating income        109.4    108.2    104.0    119.2     94.0     97.7    113.2    108.7
----------------------------------------------------------------------------------------------------
Total other operating
 income                       125.4    108.1    108.9    121.6    130.0    102.1    114.7    113.3
----------------------------------------------------------------------------------------------------
Other operating expenses      217.2    200.3    203.8    206.6    200.2    192.7    194.6    192.7
Provision for credit
 losses                        22.5     22.5     22.5     22.5     21.0     20.0     19.5     19.5
----------------------------------------------------------------------------------------------------
Income  before taxes          187.9    190.8    189.5    203.8    204.1    177.2    194.4    189.5
Applicable income tax
 expense                       74.0     75.9     76.0     82.4     45.5     58.1     68.2     66.3
----------------------------------------------------------------------------------------------------
Net income                   $113.9   $114.9   $113.5   $121.4   $158.6   $119.1   $126.2   $123.2
====================================================================================================

(1) Based on average daily balances.




CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.
                                                               1999
                                                   ---------------------------
                                                   Balance   Interest    Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks               $ 1,795   $   97.0    5.40%
Federal funds sold and securities purchased
 under resale agreements                             2,238      116.5    5.21
Trading assets                                         919       50.8    5.52
Securities                                           3,658      214.7    5.87
Loans
  Domestic
    Commercial                                      10,500      825.3    7.86
    Consumer
         Residential mortgages                       9,388      656.9    7.00
         Other consumer                              2,430      285.6   11.75
------------------------------------------------------------------------------
      Total domestic                                22,318    1,767.8    7.92
  International                                      1,066       75.4    7.07
------------------------------------------------------------------------------
      Total loans                                   23,384    1,843.2    7.88
------------------------------------------------------------------------------
Total earning assets                                31,994   $2,322.2    7.26%
------------------------------------------------------------------------------
Allowance for credit losses                           (379)
Cash and due from banks                              1,046
Other assets                                         1,577
------------------------------------------------------------------------------
Total assets                                       $34,238
==============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                   $ 2,236   $   20.3    0.91%
Consumer savings deposits                            5,672      142.9    2.52
Other consumer time deposits                         6,884      321.4    4.67
Commercial, public savings and other time deposits   4,149      152.3    3.67
Deposits in foreign offices, primarily banks         4,584      216.0    4.71
------------------------------------------------------------------------------
Total interest bearing deposits                     23,525      852.9    3.63
------------------------------------------------------------------------------
Federal funds purchased and securities sold
 under repurchase agreements                           951       45.2    4.75
Other short-term borrowings and trading liabilities  1,627       84.4    5.19
Long-term debt                                       1,867      111.7    5.98
------------------------------------------------------------------------------
Total interest bearing liabilities                  27,970   $1,094.2    3.91%
------------------------------------------------------------------------------
Interest rate spread                                                     3.35%
------------------------------------------------------------------------------
Noninterest bearing deposits                         3,112
Other liabilities                                      864
Total shareholders' equity                           2,292
------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $34,238
==============================================================================
Net yield on average earning assets                                      3.84%
Net yield on average total assets                                        3.59
==============================================================================
Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $36 million for 1999, $28 million for 1998, $20 million for 1997.




                                      8








                  1998                                  1997
    ------------------------------        ------------------------------
    Balance     Interest     Rate         Balance     Interest     Rate
    ----------------------------------------------------------------------
                in millions
    $ 2,377     $  136.6     5.75%        $ 1,698     $   98.7     5.82%

      2,299        128.0     5.57             977         51.8     5.30
        851         51.0     5.99             980         58.9     6.01
      3,930        232.6     5.92           3,567        219.2     6.14


      8,569        738.3     8.62           7,457        666.9     8.94

      9,531        684.7     7.18           8,829        652.8     7.39
      2,652        319.8    12.06           3,083        369.8    12.00
    ----------------------------------------------------------------------
     20,752      1,742.8     8.40          19,369      1,689.5     8.72
        640         44.6     6.96             680         45.9     6.76
    ----------------------------------------------------------------------
     21,392      1,787.4     8.36          20,049      1,735.4     8.66
    ----------------------------------------------------------------------
     30,849     $2,335.6     7.57%         27,271     $2,164.0     7.94%
    ----------------------------------------------------------------------
       (404)                                 (426)
      1,128                                 1,010
      1,274                                 1,171
    ----------------------------------------------------------------------
    $32,847                               $29,026
    ======================================================================

    $ 2,097     $   22.9     1.09%        $ 1,974     $   22.7     1.15%
      5,527        148.3     2.68           5,369        156.9     2.92
      6,452        352.2     5.46           5,971        317.4     5.32
      3,132        133.0     4.25           2,105         86.9     4.13
      4,074        211.0     5.18           1,846         95.2     5.15
    ----------------------------------------------------------------------
     21,282        867.4     4.08          17,265        679.1     3.93
    ----------------------------------------------------------------------

        917         48.1     5.24           1,977        108.3     5.48
      2,717        156.1     5.74           1,588         88.4     5.57
      1,469         96.1     6.54           1,755        111.8     6.37
    ----------------------------------------------------------------------
     26,385     $1,167.7     4.45%         22,585     $  987.6     4.42%
    ----------------------------------------------------------------------
                             3.11%                                 3.53%
    ----------------------------------------------------------------------
      3,665                                 3,891
        683                                   478
      2,114                                 2,072
    ----------------------------------------------------------------------
    $32,847                               $29,026
    ======================================================================
                             3.79%                                 4.31%
                             3.56                                  4.05
    ======================================================================



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company reported pretax income of $772.0 million for 1999 compared with $765.2 million in 1998. For the year 1999 net income was $463.7 million compared with $527.1 million in 1998. Return on average common shareholder's equity was 20.24% in 1999 and 24.93% in 1998. Business growth and expense discipline helped spur growth in income in 1999 as well as did certain one-time items. Results for 1999 and 1998 included the settlement with the U.S. Internal Revenue Service on Brazilian tax credits disallowed in the 1980's. The settlement contributed $13.1 million of interest to pretax income in 1999 and $32.7 million of interest to pretax income in 1998 and also reduced taxes by a net amount of $10.2 million in 1998.

HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31, 1999. The acquisition was accounted for as a purchase by the Company. The fair value of the assets and liabilities of Republic are included in the financial statements of the Company as of December 31, 1999. The Company's 1999 results of operations were not affected by the Republic merger transaction.

Republic engaged in five principal lines of business: private banking; consumer financial services; lending; treasury; and markets. Republic National Bank of New York (Republic Bank) had 83 branches in the greater New York metropolitan area, where it was the third-largest deposit taking institution, and 7 branches in Florida, as well as 36 branches, representative offices or wholly-owned subsidiaries in Latin America, the Caribbean, Europe and Asia. Republic was a world leader in banknotes and bullion trading and provided the fifth-largest factoring service in the United States. In addition, it had significant international private banking operations in New York, Miami, Los Angeles and in Asia. At December 31, 1999 Republic had total assets of $46.9 billion, deposits of $29.9 billion and common shareholders' equity of $2.9 billion. Republic's net income for 1999 was $418 million. See page 30 for additional analysis of Republic.

This report includes forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; cost savings and revenue enhancements as well as the nature, costs and timing of integration of businesses relating to the acquisition; technology changes; significant changes in accounting, tax or regulatory requirements; and competition in the geographic and business areas in which the Company conducts its operations.

A detailed review comparing 1999 operations with 1998 and 1997 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 38.


E A R N I N G S   P E R F O R M A N C E   R E V I E W




Net Interest Income


Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

------------------------------------------------------------------------------------------------
                                    Increase(Decrease)      Increase(Decrease)
                                1999   Amount       %        1998   Amount        %        1997
------------------------------------------------------------------------------------------------
                                                       in millions
Interest income             $2,322.2   $(13.4)    (.6)   $2,335.6   $171.6      7.9    $2,164.0
Interest expense             1,094.2    (73.5)   (6.3)    1,167.7    180.1     18.2       987.6
------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis    1,228.0     60.1     5.1     1,167.9     (8.5)     (.7)    1,176.4
Taxable equivalent
 adjustment                      2.1      (.5)  (17.5)        2.6      (.4)   (15.1)        3.0
------------------------------------------------------------------------------------------------
Net interest income         $1,225.9   $ 60.6     5.2    $1,165.3   $ (8.1)     (.7)   $1,173.4
------------------------------------------------------------------------------------------------
Average earning assets      $ 31,994   $1,145     3.7    $ 30,849   $3,578     13.1    $ 27,271
Average nonearning assets      2,244      246    12.3       1,998      243     13.8       1,755
------------------------------------------------------------------------------------------------
Average total assets        $ 34,238   $1,391     4.2    $ 32,847   $3,821     13.2    $ 29,026
------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets         3.84%     .05%    1.3        3.79%    (.52)%  (12.1)       4.31%
 Average total assets           3.59      .03      .8        3.56     (.49)   (12.1)       4.05
================================================================================================



Net interest income was $1,228.0 million in 1999 compared with $1,167.9 million in 1998. The increase in net yield in 1999 from 1998 was primarily due to commercial loan growth and deposit repricing, partially offset by lower loan rates.

The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".


Net Interest Income Components Including Volume/Rate Analysis

-------------------------------------------------------------------------------------------------------------
                                                1999 Compared to 1998         1998 Compared to 1997
                                                  Increase(Decrease)            Increase(Decrease)
                                          1999    Volume       Rate       1998   Volume     Rate        1997
-------------------------------------------------------------------------------------------------------------
                                                                     in millions
Interest income:
Interest bearing deposits with banks  $   97.0    $(31.8)   $  (7.8)   $ 136.6   $ 39.1   $ (1.2)   $   98.7
Federal funds sold and securities
 purchased under resale agreements       116.5      (3.3)      (8.2)     128.0     73.4      2.8        51.8
Trading assets                            50.8       3.9       (4.1)      51.0     (7.7)     (.2)       58.9
Securities                               214.7     (16.0)      (1.9)     232.6     21.6     (8.2)      219.2
Loans:
  Domestic:
     Commercial                          825.3     155.9      (68.9)     738.3     96.5    (25.1)      666.9
     Consumer
       Residential mortgages             656.9     (10.2)     (17.6)     684.7     50.8    (18.9)      652.8
       Credit card receivables           186.9     (21.0)      (4.2)     212.1    (52.9)    10.8       254.2
       Other consumer                     98.7      (6.8)      (2.2)     107.7     (6.8)    (1.1)      115.6
  International                           75.4      30.1         .7       44.6     (2.7)     1.4        45.9
-------------------------------------------------------------------------------------------------------------
Total interest income                  2,322.2     100.8     (114.2)   2,335.6    211.3    (39.7)    2,164.0
-------------------------------------------------------------------------------------------------------------
Interest expense:
Interest bearing demand deposits          20.3       1.4       (4.0)      22.9      1.4     (1.2)       22.7
Consumer savings and
 other time deposits                     464.3      23.3      (59.5)     500.5     26.7      (.5)      474.3
Commercial and public savings
 and other time deposits                 152.3      39.1      (19.8)     133.0     43.5      2.6        86.9
Deposits in foreign offices              216.0      25.0      (20.0)     211.0    115.4       .4        95.2
Short-term borrowings                    129.6     (54.8)     (19.8)     204.2      3.9      3.6       196.7
Long-term debt                           111.7      24.3       (8.7)      96.1    (18.6)     2.9       111.8
-------------------------------------------------------------------------------------------------------------
Total interest expense                 1,094.2      58.3     (131.8)   1,167.7    172.3      7.8       987.6
-------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis             $1,228.0    $ 42.5    $  17.6   $1,167.9   $ 39.0   $(47.5)   $1,176.4
=============================================================================================================


The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Average Balances and Interest Rates


Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. Average earning assets increased to $31,994 million in 1999 from $30,849 million in 1998 resulting in increased interest income even though rates earned declined to 7.26% in 1999 from 7.57% in 1998. The increase in net interest income is primarily attributable to commercial loan growth described in the following paragraph and deposit repricing partially offset by lower loan rates.

Average commercial loans were $10,500 million in 1999, compared with $8,569 million in 1998. The growth in average commercial loans included the acquisition of commercial loans from the U.S. branches of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) in late 1998. Yields on commercial loans were 7.86% in 1999 compared with 8.62% in 1998. Average residential mortgages were $9,388 million in 1999 compared with $9,531 million in 1998. The yield on residential mortgages was 7.00% in 1999 compared with 7.18% in 1998.


Interest bearing deposits averaged $23,525 million during 1999 compared with $21,282 million in 1998. A significant part of this increase was attributable to higher levels of deposits placed by institutional and public customers and other members of the HSBC Group.


Other Operating Income


Other operating income was $464.0 million in 1999 compared with $460.1 million in 1998 and $359.4 million in 1997.

-----------------------------------------------------------------------------------------------
                                      Increase(Decrease)           Increase(Decrease)
                                  1999   Amount        %      1998   Amount        %      1997
-----------------------------------------------------------------------------------------------
                                                         in millions
Trust income                    $ 52.2   $  4.9     10.4    $ 47.3   $  4.3     10.0    $ 43.0
Service charges                  128.6     13.2     11.5     115.4     11.4     11.0     104.0
Mortgage servicing revenue        30.5    (12.6)   (29.4)     43.1     13.4     45.4      29.7
Letter of credit fees             32.5      6.6     25.5      25.9      4.4     20.4      21.5
Credit card fees                  44.5      3.0      7.4      41.5     (9.4)   (18.6)     50.9
Other fee-based income            90.5     12.4     15.9      78.1     15.8     25.3      62.3
Investment and insurance
 product fees                     32.4      5.7     21.3      26.7      6.5     32.6      20.2
Interest on Brazilian
 tax settlement                   13.1    (19.6)   (59.8)     32.7     32.7        -         -
Other income                      19.7    (12.2)   (38.4)     31.9     27.6    649.1       4.3
-----------------------------------------------------------------------------------------------
Nontrading income                444.0      1.4       .3     442.6    106.7     31.8     335.9
-----------------------------------------------------------------------------------------------
Trading asset revenue (loss)       3.9      5.6    320.8      (1.7)    (3.4)  (200.9)      1.7
Foreign exchange revenue           6.0       .6     11.3       5.4      1.0     21.2       4.4
-----------------------------------------------------------------------------------------------
Trading revenues                   9.9      6.2    170.6       3.7     (2.4)   (39.2)      6.1
-----------------------------------------------------------------------------------------------
Securities transactions           10.1     (3.7)   (27.1)     13.8     (3.6)   (20.6)     17.4
-----------------------------------------------------------------------------------------------
Total other operating income    $464.0   $  3.9       .8    $460.1   $100.7     28.0    $359.4
===============================================================================================



  Nontrading Income


Nontrading income was $444.0 million in 1999 compared with $442.6 million in 1998. The Company received interest of $13.1 million and $32.7 million in 1999 and 1998, respectively, as a result of the settlement of previously disallowed income tax credits on Brazilian debt. Other income in 1999 included a gain on the sale of a student loan business of $15.0 million and in 1998 included gains of $28.1 million on the sales of selected credit card portfolios. Excluding these items, nontrading income was up from 1998 as a result of increases in deposit service charges, fees from the sale of investment and insurance products and commercial loan fees. Partially offsetting these was a decrease in mortgage servicing revenue including lower gains on sales of residential mortgages compared with 1998.


  Trading Asset Revenues


Trading revenues include securities trading gains and losses, commissions earned from distributing municipal obligations, and foreign exchange revenue from transactions with corporate clients and correspondent banks. It does not include interest income from these activities (included as a component of net interest income), which is usually substantial. The following is an analysis of the average balance outstanding, interest income (on a taxable equivalent basis) and trading revenue related to trading assets. This analysis excludes foreign exchange revenue which is separately disclosed in the table of other operating income.


--------------------------------------------------------------------------------------------------------
                                                 Mortgage
                                                and Other
                                      U.S.   Asset-Backed        Other   Precious
                                Government     Securities   Securities     Metals   Derivatives   Total
--------------------------------------------------------------------------------------------------------
                                                           in millions
1999
  Average balance                     $172          $ 729         $  8         $2         $   8   $ 919
  Interest income                      8.7           41.7           .4          -             -    50.8
  Trading asset revenue (loss)         2.9           (1.4)         1.6          -            .8     3.9
1998
  Average balance                        9            834            6          -             2     851
  Interest income                       .5           50.0           .5          -             -    51.0
  Trading asset revenue (loss)          .7           (2.6)         1.5          -          (1.3)   (1.7)
1997
  Average balance                        2            972            5          -             1     980
  Interest income                       .2           58.3           .4          -             -    58.9
  Trading asset revenue (loss)          .3             .4          1.3          -           (.3)    1.7
========================================================================================================

The balance in precious metals relates to the Republic acquisition at year end which included a precious metal inventory of $567 million.



  Securities Transactions


Securities transactions during 1999 resulted in net gains of $10.1 million compared with net gains of $13.8 million in 1998. These gains resulted from the sale of investments classified as available for sale, primarily highly leveraged partnership interests.


Other Operating Expenses
-----------------------------------------------------------------------------------------------
                                        Increase(Decrease)         Increase(Decrease)
                                    1999   Amount       %     1998   Amount        %      1997
-----------------------------------------------------------------------------------------------
                                                         in millions
Salaries and employee benefits    $421.3    $11.0     2.7   $410.3   $ 12.3      3.1    $398.0
Net occupancy                       89.0      (.4)    (.5)    89.4     (1.6)    (1.7)     91.0
Equipment                           53.7      2.3     4.4     51.4      6.3     13.9      45.1
Amortization of intangibles         33.3     (4.4)  (11.7)    37.7      3.3      9.7      34.4
FDIC assessment                      4.6       .1     2.5      4.5       .3      6.6       4.2
Marketing                           24.4      3.0    13.7     21.4     (5.6)   (20.6)     27.0
Outside services                    39.5      (.8)   (2.0)    40.3      1.4      3.7      38.9
Professional fees                   22.1      2.4    12.5     19.7     (3.1)   (13.9)     22.8
Other real estate and
 owned asset expense               (13.9)     3.2    19.1    (17.1)   (19.6)  (775.3)      2.5
Other                              153.9     31.3    25.5    122.6      5.1      4.3     117.5
-----------------------------------------------------------------------------------------------
Total other operating expenses    $827.9    $47.7     6.1   $780.2   $ (1.2)     (.2)   $781.4
-----------------------------------------------------------------------------------------------
Personnel - average number         8,906      (32)    (.4)   8,938      (72)     (.8)    9,010
===============================================================================================



Other operating expenses were $827.9 million in 1999 compared with $780.2 million in 1998. The increase over 1998 was due in part to restructuring charges included in other operating expenses of $26.7 million recognized in 1999 for the estimated cost of severing employees and vacating space of the Company stemming from the Republic acquisition. See Note 1, Acquisitions, to the financial statements for further discussion. Without this expense, the cost:income ratio for 1999 was 47.4% compared with 48.0% in 1998. Personnel expense increased to $421.3 million in 1999 from $410.3 million in 1998 principally due to normal merit increases. Average staffing levels (full time equivalents) were 8,906 in 1999 compared with 8,938 in 1998. Other real estate and owned asset expense in 1999 and 1998 benefited from gains on disposals of properties.

Year 2000 Readiness Disclosure


The Company recognized that with the approach of the new millennium the inability of systems around the world to recognize the date change from December 31, 1999 to January 1, 2000 could pose significant issues. The Company assessed the impact of Year 2000. The relevant systems were remediated and tested and as a result the Company did not experience significant disruptions from its systems not being Year 2000 compliant.

The Company estimated the total cost of the project to be $59.3 million including $10 million relating to other than information technology (IT) projects. Approximately $57 million had been incurred as of December 31, 1999 for the total project, including $13.4 million in 1999. These costs include capitalizable costs of $15.2 million for upgrading personal computers and replacing software, of which $5.7 million was incurred in 1999. No material incremental costs were incurred in any single period as generally the costs represented the redeployment of existing IT resources. Although the redeployment has resulted in deferral of some IT projects and the acceleration of others, the Company does not expect the deferrals to have a material effect on its financial position or results of operations.

Provision for Credit Losses


Provision for credit losses was $90.0 million in 1999 compared with $80.0 million in 1998. Net charge offs in the credit card portfolio were $74.9 million and $90.1 million in 1999 and 1998, respectively. The delinquency rate for the credit card portfolio was 3.41% at December 31, 1999 compared with 3.91% at December 31, 1998. Commercial loan credit quality resulted in net charge offs of $8.7 million in 1999 compared with $5.0 million in 1998.

An analysis of the allowance for credit losses and the provision for credit losses begins on page 26.


Income Taxes


The Company recognized income tax expense of $308.3 million and $238.1 million in 1999 and 1998, respectively. The 1998 amount includes a credit of $10.2 million relating to the income tax refund received from the U.S. Internal Revenue Service on the Brazilian tax credits, net of additional taxes due on the interest income received on the tax settlement.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The Company has a valuation allowance for the portion of the Company's net deductible temporary differences which are not expected to be realized. Income tax expense was reduced in 1998 through reductions in the valuation allowance of $45.0 million. At December 31, 1999, the Company had a net deferred tax asset of $120.7 million, as compared with a net deferred tax asset of $59.3 million at December 31, 1998.

Business Segments


The Company has four distinct business segments for purposes of management reporting: commercial banking, mortgage banking, personal banking and treasury. A description of each segment and the methodologies used to measure financial performance are included in Note 25, Business Segments, to the financial statements. The following summarizes the results for each segment.


--------------------------------------------------------------------------------------------------------
                                                          Average Liabilities/
                                Average Assets                     Equity               Pretax Income
                       ---------------------------     --------------------------     ------------------
                          1999      1998      1997        1999      1998     1997     1999   1998   1997
--------------------------------------------------------------------------------------------------------
                                                                in millions
Segments:
 Commercial Banking    $11,797   $ 9,202   $ 7,683     $ 7,033   $ 5,873   $5,272     $273   $235   $259
 Mortgage Banking        8,438     8,489     7,792         326       327      296       69     87     55
 Personal Banking        4,014     4,346     4,691      15,038    14,731   14,037      256    254    178
 Treasury                4,921     5,279     3,677       6,312     6,720    3,683       17     13      8
 Other                   5,068     5,531     5,183       5,529     5,196    5,738      157    176    164
--------------------------------------------------------------------------------------------------------
Total                  $34,238   $32,847   $29,026     $34,238   $32,847  $29,026     $772   $765   $664
--------------------------------------------------------------------------------------------------------



The following summarizes the results for the commercial banking segment.
--------------------------------------------------------------------------------------------------------
                              Average Assets               Average Liabilities          Pretax Income
                       --------------------------      -------------------------     -------------------
                          1999     1998      1997        1999      1998     1997      1999   1998   1997
--------------------------------------------------------------------------------------------------------
                                                                in millions
Loans                  $10,162   $7,662    $6,258      $    7    $    4   $    4      $ 99   $ 92   $116
Deposits                   559      649       567       5,464     4,817    3,960       105     88     83
Payment processing         441      471       499       1,208       928    1,193        38     33     40
Other                      635      420       359         354       124      115        31     22     20
--------------------------------------------------------------------------------------------------------
Total                  $11,797   $9,202    $7,683      $7,033    $5,873   $5,272      $273   $235   $259
--------------------------------------------------------------------------------------------------------



Commercial banking segment's pretax income increased in 1999 from 1998. A major factor contributing to the increased financial results in commercial banking over 1998 was the acquisition of commercial loans from HongkongBank late in 1998, partially offset by expenses to service the portfolio and higher credit quality expenses. Deposits' pretax income increased in 1999 from 1998 due to growth in outstanding balances partially offset by the general tightening of spreads resulting from declining interest rates. Payment processing pretax income increased in 1999 from 1998. Other pretax income, which includes trade services, standby credit facilities and corporate trust activities, increased as a result of the Company's efforts to grow fee-based businesses.



The following summarizes the results for the mortgage banking segment.
----------------------------------------------------------------------------------------------
                              Average Assets        Average Liabilities        Pretax Income
                        ------------------------    --------------------    ------------------
                          1999     1998     1997    1999    1998    1997    1999   1998   1997
----------------------------------------------------------------------------------------------
                                                       in millions
Mortgages held          $7,885   $7,994   $7,535    $  -    $  -    $  -     $48    $55    $36
Mortgages serviced *       553      495      257     326     327     296      21     32     19
----------------------------------------------------------------------------------------------
Total                   $8,438   $8,489   $7,792    $326    $327    $296     $69    $87    $55
----------------------------------------------------------------------------------------------
* Represents on-balance sheet assets.  The principal amount of off-balance sheet mortgage loans held by others and  serviced on their behalf was $13.1 billion (before Republic acquisition at year end), $12.1 billion and $11.8 billion at year ends 1999, 1998 and 1997, respectively.



The mortgage banking segment's pretax income decreased in 1999 because of lower gains on the sales of residential mortgages compared with 1998. Smaller portfolio sales occurred as a result of competitive pricing pressures. Lower provisions for credit losses in 1998 also contributed to the reduced pretax income.



The following summarizes the results for the personal banking segment.

------------------------------------------------------------------------------------------------------
                              Average Assets             Average Liabilities         Pretax Income
                        ------------------------       ------------------------    -------------------
                          1999     1998     1997       1999      1998      1997    1999   1998   1997
------------------------------------------------------------------------------------------------------
                                                         in millions
Revolving credit        $1,287   $1,410   $1,738    $     4   $     3   $     4    $ 18   $ 40   $(18)
Installment loans        2,329    2,500    2,543          4         4         4      55     44     36
Deposits                   115      152      151     14,777    14,507    13,826     178    168    164
Other                      283      284      259        253       217       203       5      2     (4)
------------------------------------------------------------------------------------------------------
Total                   $4,014   $4,346   $4,691    $15,038   $14,731   $14,037    $256   $254   $178
------------------------------------------------------------------------------------------------------



During 1999, pretax income for the personal banking segment remained at the same level as 1998. Pretax income on revolving credit products included gains of $28.1 million from the sale of certain credit card portfolios in 1998. Pretax income on installment loans included a gain of $15.0 million on the sale of a student loan business in 1999. Pretax income on personal deposits increased as a result of an increase in deposit balances, partially offset by higher operating costs.

During 1999, pretax income in the treasury segment increased primarily as a result of more favorable trading conditions compared with 1998. The treasury segment results do not significantly impact the financial results of the Company. See Note 25 for further discussion.

Pretax income in the other segment declined as 1998 reflected significantly higher one time gains, primarily in a $32.7 million Brazilian tax settlement.

Changes are currently being considered to management reporting due to the Republic acquisition that could alter the business segments the Company uses to manage operations in the year 2000.

B A L A N C E   S H E E T   R E V I E W

Risk Management


The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole. It is responsible for the review of all risks associated with significant new products and activities and their primary internal controls prior to implementation. The spectrum of risks includes, but is not limited to, liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Policy Committee manages the details of liquidity and interest rate risk. The management of credit risk is further discussed on page 22.

Asset/Liability Management


The principal objectives of asset/liability management are to ensure adequate liquidity and to manage exposure to interest rate, currency and other market risks. In managing these risks, the Company seeks to protect both its income stream and the value of its assets.

Liquidity management requires maintaining funds to meet customers' borrowing and deposit withdrawal requirements as well as funding anticipated growth. Interest rate exposure management seeks to control both the near term and longer term effects of interest rate movements on net interest income and other correlated income.

The Company has a variety of available techniques for implementing asset/ liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined balance sheet position limits.

The Company employs a combination of interest rate risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis and gap analysis to assess the sensitivity of its earnings and capital positions to changes in interest rates. In addition, increasing reliance will be placed on Value at Risk (VaR) analysis prospectively as a result of the significant increase in the volume and scope of trading activities resulting from the Republic acquisition. These techniques take into consideration all on-balance sheet and off-balance sheet items. In dynamic simulation modeling, the primary technique currently used, reactions to a range of possible future positive and negative interest rate movements are projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. The optionality of some instruments such as mortgage backed securities and the mortgage loan portfolio is taken into consideration. In VaR, the potential dollar loss is calculated if historical movements repeat themselves. VaR is calculated for movements during a given time period (for example, ten days) that have occurred over a given historical period (usually two years). A confidence level (99% of the time) is statistically established.

The Company maintains a strong liquidity position which was further enhanced by the Republic acquisition. The size and stability of the deposit base are complemented by the maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $600 million at December 31, 1999. Wholesale liabilities increased to $26,857 million at December 31, 1999 from $7,960 million a year ago. The Company also has strong liquidity as a result of a high level of assets available for immediate sale or pledge including securities available for sale, trading assets, mortgages and other assets.

Diversification is also a principle employed in asset/liability management.
As a result of the Republic acquisition, the Company is now an active participant in international banking markets. Managing this activity requires diversification of the risks among many countries and counterparties throughout the world. Liabilities, which are primarily interest bearing deposits and other purchased funds, are obtained from both domestic and international sources. These sources of funds represent a wide range of depositors, mostly individuals, and product types. The stability of the funding base is enhanced by the diversification of the funding sources.

The Company is subject to interest rate risk associated with the repricing characteristics of its balance sheet assets and liabilities. Specifically, as interest rates change, interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move.

To help manage the risks associated with changes in interest rates, and to optimize net interest income within the ranges of interest rate risk that management considers acceptable, the Company uses off-balance sheet derivative instruments such as interest rate swaps, caps, options and forwards as hedges to modify the repricing characteristics of specific on-balance sheet assets or liabilities. Certain changes in authoritative accounting literature required to be adopted in 2001 may alter the Company's use of these instruments in the management of balance sheet risk. For additional information, see discussion in Note 20 to the financial statements.


Interest Rate Sensitivity


The following table shows the repricing structure of assets and liabilities as of December 31, 1999. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.


--------------------------------------------------------------------------------------------------
                                                        Interest Bearing Funds
                                 Noninterest    ---------------------------------------
                                     Bearing       0-90    91-180    181-365     Over 1
December 31, 1999                      Funds       Days      Days       Days       Year      Total
--------------------------------------------------------------------------------------------------
                                                              in millions
Assets                              $ 10,465    $39,394    $4,671    $ 4,324    $31,386    $90,240
Liabilities and shareholders'
 equity                               29,079     35,306     4,399      5,500     15,956     90,240
--------------------------------------------------------------------------------------------------
                                     (18,614)     4,088       272     (1,176)    15,430
Effect of derivative contracts             -      3,311     1,783     (2,544)    (2,550)
--------------------------------------------------------------------------------------------------
Gap position                        $(18,614)   $ 7,399    $2,055    $(3,720)   $12,880
==================================================================================================


Liabilities and shareholders' equity at year-end 1999 include time deposits of $100,000 or more with maturity dates as follows: $3,703 million, 0-90 days; $519 million, 91-180 days; $418 million, 181-365 days, and $192 million over 1 year.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 32 through 34 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.



Commercial Loan Maturities and Sensitivity to Changes in Interest Rates


---------------------------------------------------------------------------                                               One
                                               One      Over One       Over
                                              Year       Through       Five
December 31, 1999                          or Less    Five Years      Years
---------------------------------------------------------------------------
                                                     in millions
Domestic:
  Construction and mortgage loans          $   904        $2,626     $2,118
  Other business and financial               7,082         4,201        253
International                                3,963           623        312
---------------------------------------------------------------------------
Total                                      $11,949        $7,450     $2,683
===========================================================================
Loans with fixed interest rates            $ 2,859        $2,691     $2,146
Loans having variable interest rates         9,090         4,759        537
---------------------------------------------------------------------------
Total                                      $11,949        $7,450     $2,683
===========================================================================

The table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year-end 1999.



Securities Portfolios


Debt securities that the Company has the ability and intent to hold to maturity are reported at amortized cost. Securities acquired principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses included in other comprehensive income and reported as a separate component of shareholders' equity.



The following table is an analysis of the carrying values of the securities portfolios at the end of each of the last three years. The Company did not hold any securities in the held to maturity category prior to December 31, 1999.

----------------------------------------------------------------------------------------
                                                                                 Held to
                                                  Available for Sale            Maturity
                                              ---------------------------       --------
December 31,                                     1999      1998      1997           1999
----------------------------------------------------------------------------------------
                                                       in millions
U.S. Treasury                                 $ 1,522    $1,580    $2,433         $    -
U.S. Government agency obligations             16,396     1,913     1,099          4,122
Obligations of U.S. states and
 political subdivisions                             8         -         -            678
Other domestic debt securities                  4,484       569       295             12
Foreign debt securities                         3,092         -         -              -
Equity securities                                 472       176       172              -
----------------------------------------------------------------------------------------
Total                                         $25,974    $4,238    $3,999         $4,812
========================================================================================


Equity securities in the table above include Federal Reserve Bank and Federal Home Loan Bank stock totaling $238 million at December 31, 1999, $156 million at December 31, 1998 and $147 million at December 31, 1997.

The following table reflects the distribution of maturities of debt securities held at year-end 1999 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 1999. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.


Securities - Contractual Final Maturities and Yield

-------------------------------------------------------------------------------------------------------
                                Within           After One            After Five           After
Taxable                          One             but Within           but Within            Ten
equivalent                       Year            Five Years           Ten Years            Years
basis                      Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
-------------------------------------------------------------------------------------------------------
                                                           in millions
Available for sale:
  U.S. Treasury            $   50     4.96%    $1,311     5.57%    $  160     3.83%   $     1     6.73%
  U.S. Gov't agency         6,727     5.53        543     7.02        475     7.01      8,651     6.73
  Other debt securities     1,033    10.13      1,668     6.79      1,551     7.47      3,332     6.83
-------------------------------------------------------------------------------------------------------
Total fair value           $7,810     6.13%    $3,522     6.37%    $2,186     7.11%   $11,984     6.76%
-------------------------------------------------------------------------------------------------------
Total amortized cost       $7,812              $3,564              $2,193             $12,016
=======================================================================================================

Held to maturity:
  U.S. Gov't agency        $    - *   9.69%    $   51     7.62%    $  455     6.90%   $ 3,616     7.44%
  Other debt securities         2    13.28         48    10.24         98     8.75        542     7.27
-------------------------------------------------------------------------------------------------------
Total amortized cost       $    2    13.09%    $   99     8.91%    $  553     7.21%   $ 4,158     7.42%
=======================================================================================================

* Less than $500,000



The maturity distribution of U.S. Government agency obligations and other securities which include asset-backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and estimated prepayments generally resulting in shorter average lives than those based on contractual maturities.

Credit Risk Management


The credit approval and policy function is centralized under the control of the Chief Credit Officer. The structure is designed to emphasize credit decision accountability, optimize credit quality, facilitate control of credit policies and procedures and encourage consistency in the approach to, and management of, the credit process throughout the Company.

The Risk Management Committee is responsible for oversight of credit policy and the credit risk profile of the loan portfolio. The Chief Credit Officer is responsible for the design and management of the credit function including monitoring and making changes, where appropriate, to written credit policies.

In addition to active supervision and evaluation by lending officers, periodic reviews of the loan portfolio are made by internal auditors, independent auditors, the Board of Directors and regulatory agency examiners. These reviews cover selected borrowers' current financial position, past and prospective earnings and cash flow, and realizable value of collateral and guarantees. These reviews also serve as an early identification of problem credits.

Loans Outstanding


As a result of the Republic acquisition, loans increased approximately $14 billion at December 31, 1999 comprised of $6 billion commercial loans, $4 billion residential mortgages and $4 billion international loans. In 1998 the Company acquired $1.7 billion of commercial loans from the U.S. corporate banking unit of the HongkongBank completing the consolidation of HSBC's commercial banking activities in the U.S. Credit card portfolios of approximately $370 million were sold in 1998. Acquisitions in 1997 included a commercial mortgage portfolio of approximately $400 million and a residential mortgage portfolio of $5.1 billion.

International loans to banks and other financial institutions included $107 million and $609 million at year ends 1999 and 1998, respectively, to the HSBC Group. With respect to other business and financial commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at December 31, 1999. The following table provides a breakdown of major loan categories as of year end for the past five years.


----------------------------------------------------------------------------------------------
                                             1999        1998       1997       1996       1995
----------------------------------------------------------------------------------------------
                                                                in millions
Domestic:
  Commercial:
    Construction and mortgage loans        $ 5,648    $ 3,096    $ 2,235    $ 2,085    $ 1,427
    Other business and financial            11,536      7,803      5,811      5,094      5,208
  Consumer:
    Residential mortgages                   13,241      9,467     10,008      3,632      3,080
    Credit card receivables                  1,290      1,291      1,780      1,939      1,844
    Other consumer loans                     1,231      1,319      1,179      1,433      1,472
----------------------------------------------------------------------------------------------
                                            32,946     22,976     21,013     14,183     13,031
----------------------------------------------------------------------------------------------
International:
  Government and official institutions         444        331        345        359        373
  Banks and other financial institutions       727        622         65         95        284
  Commercial and industrial                  3,792        120        199         55         84
----------------------------------------------------------------------------------------------
                                             4,963      1,073        609        509        741
----------------------------------------------------------------------------------------------
Total loans                                $37,909    $24,049    $21,622    $14,692    $13,772
==============================================================================================



Problem Loan Management


Borrowers who experience difficulties in meeting the contractual payment terms of their loans receive special attention. Depending on circumstances, decisions may be made to cease accruing interest on such loans.

The Company complies with regulatory requirements which mandate that interest not be accrued on commercial loans with principal or interest past due for a period of ninety days unless the loan is both adequately secured and in process of collection. In addition, commercial loans are designated as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of all interest and principal based on certain factors, including adequacy of collateral.

Interest that has been recorded but unpaid on loans placed on nonaccruing status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectibility of principal, any cash interest payments received are applied as principal reductions. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.



Risk Elements in the Loan Portfolio at Year End

-----------------------------------------------------------------------------------
                                          1999     1998     1997     1996     1995
-----------------------------------------------------------------------------------
                                                       in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                          $ 83    $ 104    $ 129    $ 176    $ 170
    Other domestic loans                   255      233      181      181      298
-----------------------------------------------------------------------------------
      Subtotal                             338      337      310      357      468
  International                              6        -        1        -        -
-----------------------------------------------------------------------------------
Total nonaccruing loans                    344      337      311      357      468
Other real estate and owned assets          14        9       12       14      110
-----------------------------------------------------------------------------------
Total nonaccruing loans, other real estate
 and owned assets                         $358    $ 346    $ 323    $ 371    $ 578
===================================================================================
Ratios:
  Nonaccruing loans to total loans         .91%    1.40%    1.44%    2.43%    3.40%
  Nonaccruing loans, other real estate
   and owned assets to total assets        .40     1.02     1.02     1.57     2.81
-----------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):
  Residential real estate mortgages       $ 13    $   2    $   1    $  12    $  15
  Credit card receivables                    1        5       33       35       22
  Other consumer loans                       3       10       10       12       14
  All other                                 23       13       13       16        9
-----------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                      $ 40    $  30    $  57    $  75    $  60
===================================================================================


In certain situations where the borrower is experiencing temporary cash flow problems, and after careful examination by management, the interest rate and payment terms may be adjusted from the original contractual agreement. When this occurs and the revised terms at the time of renegotiation are less than the Company would be willing to accept for a new loan with comparable risk, the loan is separately identified as restructured.

Nonaccruing loans at December 31, 1999 totaled $344 million compared with $337 million a year ago. Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $32 million, $21 million and $34 million at December 31, 1999, 1998 and 1997, respectively. Cash payments received on loans on nonaccruing status during 1999, or since loans were placed on nonaccruing status, whichever was later, totaled $53 million, $29 million of which was recorded as interest income and $24 million as reduction of loan principal.

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

The Company identified impaired loans totaling $216 million at December 31, 1999 of which $110 million had an allocation from the allowance of $64 million. At December 31, 1998, identified impaired loans were $183 million, of which $81 million had an allocation from the allowance of $32 million.

Cross-Border Net Outstandings


The following table presents total cross-border net outstandings in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Cross-border net outstandings are amounts payable to the Company by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Excluded from cross-border outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposits issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposits); and cross-border claims that are guaranteed by cash or other external liquid collateral. At December 31, 1999, the Company's cross-border net outstandings excluded $545 million of Brazilian assets funded by constraint certificates of deposits.

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable.



Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End

-----------------------------------------------------------------------------
                    Banks and Other   Government and   Commercial
                          Financial         Official          and
                       Institutions     Institutions   Industrial(1)    Total
-----------------------------------------------------------------------------
                                                in millions
December 31, 1999:
  Germany                      $888              $15       $  114      $1,017
  Luxembourg (2)                 18                2        2,595       2,615
  United Kingdom                523                1          265         789
December 31, 1998:
  France                        345                -            -         345
  United Kingdom                 52                -          641         693
December 31, 1997:
  Canada                        198                -           55         253
  France                        267                -            -         267
  Japan                         268                -            -         268
  Netherlands                   232                -           27         259
  United Kingdom                 57                -          183         240
=============================================================================

(1) Includes excess of local country claims over local country obligations.
(2) Included in commercial and industrial in 1999 is $2,493 million which represents the Company's investment in HSBC Republic, formerly Safra
    Republic Holdings S.A.


Allowance for Credit Losses and Charge Offs


At year-end 1999, the allowance was $660 million, or 1.74% of total loans, compared with $380 million, or 1.58% of total loans, a year ago. The Republic acquisition added $289 million to the allowance at December 31, 1999. The ratio of the allowance to nonaccruing loans was 192.01% at December 31, 1999 compared with 112.74% a year earlier.


--------------------------------------------------------------------------------------------
                                           1999       1998       1997       1996       1995
--------------------------------------------------------------------------------------------
                                                             in millions
Total loans at year end                 $37,909    $24,049    $21,622    $14,692    $13,772
Average total loans                      23,384     21,392     20,049     13,905     13,200

Allowance for credit losses:
 Balance at beginning of year           $ 379.7    $ 409.4    $ 418.2    $ 477.5    $ 531.5
 Allowance related to acquired
  businesses                              290.2          -       40.3        3.4         .4
Charge offs:
 Commercial:
   Construction and mortgage loans            -          -          -          -       44.9
   Other business and financial            27.0       27.9       28.3       69.8      174.8
 Consumer:
   Residential mortgages                   12.1       10.2        7.7        2.6        2.0
   Credit card receivables                 86.5      105.0      137.2       97.9       57.8
   Other consumer loans                     9.5        9.5       13.5       11.2        6.3
--------------------------------------------------------------------------------------------
Total charge offs                         135.1      152.6      186.7      181.5      285.8
--------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction and mortgage loans            -          -          -        1.1       11.9
   Other business and financial            18.3       22.9       31.3       38.3       29.8
 Consumer:
   Residential mortgages                    1.0         .8        1.0         .5          -
   Credit card receivables                 11.6       14.9       14.1       10.2        9.2
   Other consumer loans                     3.9        4.3        3.8        4.0        5.2
--------------------------------------------------------------------------------------------
Total recoveries                           34.8       42.9       50.2       54.1       56.1
--------------------------------------------------------------------------------------------
Total net charge offs                     100.3      109.7      136.5      127.4      229.7
--------------------------------------------------------------------------------------------
Provision charged to income                90.0       80.0       87.4       64.7      175.3
--------------------------------------------------------------------------------------------
Balance at end of year                  $ 659.6    $ 379.7    $ 409.4    $ 418.2    $ 477.5
--------------------------------------------------------------------------------------------
Allowance ratios:
 Total net charge offs to
  average loans                             .43%       .51%       .68%       .92%      1.74%
 Year-end allowance to:
   Year-end total loans                    1.74       1.58       1.89       2.85       3.47
   Year-end total nonaccruing loans      192.01     112.74     131.62     116.98     101.95
============================================================================================



Charge offs of individual commercial loans and residential mortgages reflect management's judgment with respect to the ultimate collectibility of all or part of the specific loan. Charge offs of consumer loans, excluding residential mortgages, occur according to an established delinquency schedule.

The allowance for credit losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of allocated and unallocated components.

The allocated component of the allowance includes specific reserves resulting from the analysis of individual loans and formula-based reserves assigned to pools of similar loans based on historical loss experience for each loan category. The specific reserves are based on a regular analysis of all significant commercial credits where the internal credit rating is at or below a predetermined classification. All other commercial loans are grouped into pools by credit facility grade. Formula reserves are established based on historical one year default rates for each pool using data from the last eight quarters, adjusted for known changes in the economic environment and management judgment. The allocated portion of the allowance also includes management's determination of the amounts necessary for loan concentrations.

Residential mortgage loans which are more than 90 days past due are individually analyzed and appropriate specific reserves are assigned. Other residential mortgages are grouped into pools based on delinquency status and formula reserves are established to cover, at a minimum, twelve months of historical net charge offs using data from the past twelve months' pool loss rates.

Other consumer loans, including credit card receivables, are grouped into pools based on product and delinquency status. Formula reserves are established to cover, at a minimum, six months of historical charge offs using data from the past twelve months' pool loss rates.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

An allocation of the allowance by major loan categories follows.



Allocation of Allowance for Credit Losses

-------------------------------------------------------------------------------------------------------------------------
                                        1999               1998                1997              1996               1995
                             -------------------------------------------------------------------------------------------
                                        % of               % of                % of              % of               % of
                                       Loans              Loans               Loans             Loans              Loans
                                          to                 to                  to                to                 to
                                       Total              Total               Total             Total              Total
                              Amount   Loans     Amount   Loans     Amount    Loans    Amount   Loans     Amount   Loans
------------------------------------------------------------------------------------------------------------------------
                                                                       in millions
Domestic:
 Commercial:
   Construction and
    mortgage loans              $ 45    14.9       $ 23    12.8       $ 31     10.4       $ 21    14.2      $ 13    10.4
   Other business                173    30.4         62    32.4         53     26.9         75    34.7       149    37.8
 Consumer:
   Residential mortgages          43    34.9         12    39.4         30     46.3          7    24.7         6    22.3
   Credit card receivables        40     3.4         45     5.4         60      8.2         55    13.2        40    13.4
   Other consumer                 17     3.3         12     5.5         17      5.4          9     9.8         8    10.7
International                    128    13.1         31     4.5         26      2.8         26     3.4        28     5.4
Unallocated                      214       -        195       -        192        -        225       -       234       -
------------------------------------------------------------------------------------------------------------------------
Total                           $660   100.0       $380   100.0       $409    100.0       $418   100.0      $478   100.0
========================================================================================================================



Changes in the allocated reserves from 1998 are due principally to the Republic acquisition.


The allocations in the table are based on management's current allocation methodologies. The use of other methods to allocate the allowance would change the assigned allocation. For instance, increasing the loss coverage of consumer loans from six months of historical charge offs to twelve months, would increase the allocated allowance by $38 million at year-end 1999.

Management concludes that the allowance for credit losses, including the unallocated component, is appropriately stated at December 31, 1999. The U.S. banking industry continues to carefully assess credit risk considering, among other things, (1) credit issues still remaining in U.S. consumer banking businesses, (2) the effect that increasing energy prices will have on bank customers, and (3) the likelihood of continued economic expansion and the effect on loan portfolios.

Capital Resources


Total common shareholders' equity at year-end 1999 was $9,541 million, compared with $2,228 million at year-end 1998. The equity base increased by $7,088 million in capital contributed by HSBC in connection with the Republic acquisition and $8 million relating to the merger of an affiliated company. See Note 1 to the financial statements for a description of these transactions. The equity base was further increased by $464 million from net income and reduced by $155 million for common shareholder dividends paid to HSBC and $95 million from the change in net unrealized losses on securities available for sale. The other capital contribution from the parent of $3 million relates to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate.

The ratio of common shareholders' equity to total year-end assets was 10.58% at December 31, 1999 compared with 6.56% at December 31, 1998. Although the acquisition of Republic was effective December 31, 1999, payment to Republic shareholders of $7,091 million was delayed, as agreed by the parties to the transaction in advance, until January 7, 2000 in order to avoid settlement crossing Year 2000. Had the payment been made at December 31, 1999, the ratio of common shareholders' equity to total year-end assets would have been 11.48%.

Capital Adequacy


The Federal Reserve Board (FRB) has Risk-Based Capital Guidelines for assessing the capital adequacy of U.S. banking organizations. The guidelines place balance sheet assets into four categories of risk weights, primarily based on the relative credit risk of the counterparty. Some off-balance sheet items such as letters of credit and loan commitments are taken into account by applying different categories of "credit conversion factors" to arrive at credit-equivalent amounts, which are then weighted in the same manner as balance sheet assets involving similar counterparties. For off-balance sheet items relating to interest rate and foreign exchange rate contracts, the credit-equivalent amounts are arrived at by estimating both the current exposure, mark to market value, and the potential exposure over the remaining life of each contract. The credit-equivalent amount is similarly assigned to the risk weight category appropriate to the counterparty.


The guidelines include a measure for market risk inherent in the trading portfolio. Under the market risk requirements, capital is allocated to support the amount of market risk that relates to the Company's trading activities including off-balance sheet derivative contracts associated with trading activities.

The guidelines include the concept of Tier 1 capital and total capital. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. Effective with the acquisition of Republic at year-end 1999, the Company includes an adjustment for its investment in HSBC Republic in the calculation of its total capital ratio in accordance with requirements of the FRB specifically applied to the Company. The following table shows the components of the Company's risk-based capital.


------------------------------------------------------------------------------
December 31,                                              1999           1998
------------------------------------------------------------------------------
                                                              in millions
Common shareholder's equity                            $ 9,541         $2,228
Preferred stock                                            375              -
Guaranteed mandatorily redeemable
 preferred securities of subsidiaries                      710            400
Less: Goodwill                                          (3,307)          (335)
      Other additions (deductions)*                         51            (45)
------------------------------------------------------------------------------
Tier 1 capital                                           7,370          2,248
------------------------------------------------------------------------------
Long-term debt qualifying as risk-
 based capital                                           2,605            562
Qualifying aggregate allowance for
 credit losses                                             660            327
45% of unrealized gain on available
 for sale equity securities                                  1              3
------------------------------------------------------------------------------
Tier 2 capital                                           3,266            892
Less: Investment in HSBC Republic                       (2,493)             -
------------------------------------------------------------------------------
Total capital                                          $ 8,143         $3,140
------------------------------------------------------------------------------

* Other additions (deductions) include the unrealized net (gain) loss on available for sale securities carried at fair value.



The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

The Company's total risk adjusted assets and off-balance sheet items were approximately $54.9 billion and $26.1 billion at year ends 1999 and 1998, respectively. Risk adjusted capital ratios were 13.42% at the Tier 1 level and 15.53% at the total capital level. These ratios compared with 8.62% at the Tier 1 level and 12.04% at the total capital level at December 31, 1998.

Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 1999, the Company had a 23.41% leverage ratio compared with 6.76% at December 31, 1998 based on quarterly averages. Based on period end assets, the ratio was 8.48% at December 31, 1999.


From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk adjusted assets.

Republic Acquisition


As mentioned, the Company acquired Republic on December 31, 1999. Republic's businesses are briefly described on page 10. The following schedule reports the historical separate condensed balance sheets of the Company and Republic and the resulting combined condensed balance sheet at December 31, 1999, after purchase accounting entries including fair value adjustments.


-------------------------------------------------------------------------------------------------
                                              Historical
                                        ---------------------
                                        HSBC USA     Republic
December 31, 1999                            Inc.     NY Corp.    Adjustments           Combined
-------------------------------------------------------------------------------------------------
                                                            in millions
Assets
Cash and due from banks                  $ 1,140      $   845         $    (7) (2)       $ 1,978
Interest bearing deposits with banks       1,744        2,488               3  (1)(2)      4,235
Federal funds sold and securities
 purchased under resale agreements         2,658        1,660          (2,000) (3)         2,318
Trading assets                             1,014        3,516              (3) (2)         4,527
Securities                                 3,336       21,111           6,339  (1)        30,786
Loans                                     23,472       14,471             (34) (2)        37,909
Less - allowance for credit losses           371          289               -                660
-------------------------------------------------------------------------------------------------
    Loans, net                            23,101       14,182             (34)            37,249
Goodwill and other acquisition
 intangibles                                 325          236           2,746  (2)         3,307
Equity investments                            29          884           1,628  (2)         2,541
Other assets                               1,239        2,027              33  (2)         3,299
-------------------------------------------------------------------------------------------------
Total assets                             $34,586      $46,949         $ 8,705            $90,240
=================================================================================================

Liabilities
Deposits in domestic offices             $22,092      $13,331         $   (25) (2)       $35,398
Deposits in foreign offices                5,218       16,576            (742) (2)        21,052
Trading account liabilities                   57        2,390              (6) (2)         2,441
Short-term borrowings                      2,207        5,065          (2,000) (3)         5,272
Payable to shareholders of Republic            -            -           7,091  (2)         7,091
Interest, taxes and other liabilities        822        1,955             283  (2)         3,060
Long-term debt                             1,737        4,240             (92) (2)         5,885
-------------------------------------------------------------------------------------------------
Total liabilities                         32,133       43,557           4,509             80,199
-------------------------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                -          500               -                500
Common shareholders' equity
 Common stock                                  -          524            (524) (2)             -
 Capital surplus                           1,832           56           7,032  (1)(2)      8,920
 Retained earnings                           672        2,657          (2,657) (2)           672
 Accumulated other comprehensive loss        (51)        (345)            345  (2)           (51)
-------------------------------------------------------------------------------------------------
    Total common shareholders' equity      2,453        2,892           4,196              9,541
-------------------------------------------------------------------------------------------------
Total shareholders' equity                 2,453        3,392           4,196             10,041
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                  $34,586      $46,949         $ 8,705            $90,240
===================================================================================================

(1) Contribution from HSBC.
(2) Purchase of Republic less fair value adjustments including elimination of Republic's common shareholders' equity.
(3) Elimination of intercompany receivable/payable.



The pro forma combined income statement for the year ended December 31, 1999 reflects the combination of historical operating results of the Company and
Republic and includes the amortization of necessary acquisition adjustments as if the combination had taken place at the beginning of 1999.
-----------------------------------------------------------------------------------
                                       Historical         Amortization
                                   -------------------              of
                                      HSBC    Republic     Acquisition    Pro Forma
Year Ended December 31, 1999       USA Inc.    NY Corp.    Adjustments     Combined
-----------------------------------------------------------------------------------
                                                     in millions
Interest income                     $2,320      $2,793           $  30       $5,143
Interest expense                     1,094       1,749              46        2,889
-----------------------------------------------------------------------------------
Net interest income                  1,226       1,044             (16)       2,254
Provision for credit losses             90          12               -          102
-----------------------------------------------------------------------------------
Net interest income after
 provision for credit losses         1,136       1,032             (16)       2,152
Other operating income                 464         628             (84)       1,008
-----------------------------------------------------------------------------------
                                     1,600       1,660            (100)       3,160
Operating expenses                     828       1,086             131        2,045
-----------------------------------------------------------------------------------
Income before taxes                    772         574            (231)       1,115
Income tax expense (benefit)           308         156             (11)         453
-----------------------------------------------------------------------------------
Net income                          $  464      $  418           $(220)      $  662
===================================================================================



This pro forma information may not be indicative of the results that actually would have occurred if the purchase had been consummated on January 1, 1999 or which may be obtained in the future. While the Company expects to achieve certain operating cost savings as a result of the combination, no adjustment has been included in the pro forma amounts for anticipated operating cost savings or revenue enhancements. Operating results may also be impacted by the nature, costs and timing of the integration of businesses. Certain foreign operations may be integrated into the respective foreign operations of other HSBC group entities.

The following table sets forth the projected effect of purchase accounting adjustments relating to the acquisition on the operating results of future periods. The annual amortization of goodwill of $149 million (incremental $120 million) as well as the amortization of the premium associated with the equity investment in affiliate of $80 million, is not subject to deduction for Federal and state taxes. The projected amortization and accretion is subject to change if such assets and liabilities are subsequently sold and variations between future prepayments assumed in the preparation of the table and those which may actually occur.


-----------------------------------------------------------------------------------
                                          2000     2001     2002     2003     2004
-----------------------------------------------------------------------------------
                                                        in millions
Amortization of premium/discount on:
  Equity investment in affiliate         $ (80)   $ (80)   $ (80)   $ (80)   $ (80)
  Other fair value adjustments             (31)      16       42       42       42
  Goodwill                                (120)    (120)    (120)    (120)    (120)
-----------------------------------------------------------------------------------
Charge to operations                     $(231)   $(184)   $(158)   $(158)   $(158)
===================================================================================



Further, both the Company and Republic recognized certain one-time items in their 1999 operating results. Pre-tax results for the Company included settlement with the U.S. Internal Revenue Service on Brazilian tax credits of $13.1 million and a gain on the sale of a student loan business of $15.0 million partially offset by an acquisition related restructuring charge of


$26.7 million. Republic's 1999 pre-tax operating results included restructuring charges of $97.0 million (unrelated to the acquisition by the Company) partially offset by a gain of $69.8 million relating to a real estate investment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


In consideration of the degree of interest rate risk inherent in the banking industry, the Company has interest rate risk management policies designed to meet performance objectives within defined risk/safety parameters. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, and capital at risk analysis are employed. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit is plus or minus $3.6 million, which includes distinct limits associated with trading portfolio activities and off-balance sheet instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than $3.6 million. As of December 31, 1999, the Company had a position of $(3.5) million PVBP.
Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of interest rate floors.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case for a 200 basis point gradual rate movement. As of December 31, 1999, for a gradual 200 basis point increase in rates, the value was projected to drop by 7% and for a 200 basis point gradual decrease in rates, value was projected to drop by 1% were no management actions ever taken to manage exposures to the changing environment.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee monitors, on a monthly basis, the impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of +/- 10% and 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movement is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all on-balance sheet assets and liabilities, as well as all off-balance sheet positions such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

For purposes of simulation modeling, base case earnings reflect the existing balance sheet composition, with balances generally maintained at current levels by the anticipated reinvestment of expected runoff. These balance sheet levels will however, factor in specific known or likely changes including material increases, decreases or anticipated shifts in balances due to management actions. Current rates and spreads are then applied to produce base case earnings estimates on both a twelve month and three year time horizon. Rate shocks are then modeled and compared to base earnings (earnings at risk), and include behavioral assumptions as dictated by specific scenarios relating to such factors as prepayment sensitivity and the tendency of balances to shift among various products in different rate environments. It is assumed that no management actions are taken to manage exposures to the changing environment being simulated.

Utilizing these modeling techniques, a gradual 200 basis point parallel rise and fall in the yield curve on January 1, 2000 would cause projected 2000 net interest income to decrease by $37 million and increase by $42 million, respectively. This +/- 2% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise and fall in the yield curve on January 1, 2000, would cause projected 2000 net interest income to decrease by $43 million and increase by $43 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income by $80 million and $52 million, respectively.

The projections noted above do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Management of Primary Market Risk Exposures


The primary market risk to the Company's earnings associated with its investing, lending and borrowing activities historically lies in exposure to sudden and drastic shifts in interest rates. Management of these risks is undertaken with the overall objective of meeting the Company's overall performance objectives within defined risk and safety parameters. The strategies employed reflect the goal of minimizing exposure to sudden and drastic upward and downward movements in rates. These strategies entail the use of both on- and off-balance sheet instruments to effectively mitigate the risk inherent in the balance sheet.

In addition to interest rate risk, in conjunction with the Republic acquisition the Company has increased its exposure to certain other market risks including fluctuations in foreign currency exchange rates and changes in global commodity and precious metals prices. Risk management policies and practices have been revised and expanded to accommodate changes in on- and off-balance sheet positions that the Company has assumed.


Trading Activities


As a result of the Republic acquisition, the Company significantly increased its trading activities and exposure to the associated market risks. The trading portfolios have distinct limits pertaining to items such as permissible investments, risk exposures, stop loss, balance sheet size and product concentrations. "Stop loss" refers to the maximum amount of loss that may be incurred before sale of items causing the loss is required.

The Company intends to increase reliance upon Value at Risk (VaR) analysis as a basis for quantifying and managing risks associated with the trading portfolio. Such analysis is based upon the following two general principles:

(i) VaR applies to all trading positions across all risk classes including interest rate, equity, optionality and global/foreign exchange risks associated with assets obtained in conjunction with the acquisition; and

(ii) VaR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VaR parameters.

VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically ten days) and given a certain confidence level (99%). It involves historical simulation of the changes in value of the portfolios based upon scenarios that reflect movements in various market variables covering each risk asset class dating back more than two years. The correlation between different markets and risk factors is implicitly captured in historical scenarios.

A VaR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VaR model output, the daily VaR will be compared to the actual result from trading activities.

The VaR model incorporates estimates of the specific risk associated with certain securities traded by the Company. This includes elements such as spread risk on sovereign or corporate debt attributable to instruments held in the trading portfolio acquired from Republic, which is modeled through historical simulation of the relevant portfolio to past changes on spreads of U.S. treasury securities. Specific risk models are continually tested to alert risk management immediately to any shift in their relevance.

As a result of the acquired global markets risk, a three, four and five standard deviation stress test with a one-day time horizon will be performed biweekly. Each variable is to be stressed up and down, leaving the others unchanged. A partial profit and loss resulting from the worst of two runs is generated for each variable. The results are summed across all variables yielding the stress exposure. The stressing process illustrates unusually large movements occurring simultaneously, without the benefit of combining the parameters. The diversification of the Company's trading portfolios serves to reduce the impact, if any, of any such large market movements.


Item 8. Financial Statements and Supplementary Data


                                               Page

Report of Management                            36

Report of Independent Auditors                  37

HSBC USA Inc.:
  Consolidated Balance Sheet                    38
  Consolidated Statement of Income              39
  Consolidated Statement of Changes in
   Shareholders' Equity                         40
  Consolidated Statement of Cash Flows          41

HSBC Bank USA:
  Consolidated Balance Sheet                    42

Summary of Significant Accounting Policies      43

Notes to Financial Statements                   47




R E P O R T  O F  M A N A G E M E N T

Management of HSBC USA Inc. is responsible for the integrity of the financial information presented in this annual report. Management has prepared the financial statements in conformity with generally accepted accounting principles. In preparing the financial statements, management makes judgments and estimates of the expected effect of unsettled transactions and events that are accounted for or disclosed.

The Company's systems of internal accounting control are designed to provide reasonable but not absolute assurance that assets are safeguarded against loss from unauthorized acquisition, use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of these control systems. Management believes that the system of internal control, which is subject to close scrutiny by management and by internal auditors, supports the integrity and reliability of the financial statements.

The Board of Directors or their committees meet regularly with management, internal auditors and the independent auditors to discuss internal control, internal auditing and financial reporting matters, and also the scope of the annual audit and interim reviews. Both the internal auditors and the independent auditors have direct access to the Board of Directors.


R E P O R T  O F  I N D E P E N D E N T  A U D I T O R S

The Board of Directors and Shareholders of
HSBC USA Inc.

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999, and the accompanying consolidated balance sheets of HSBC Bank USA and subsidiaries as of December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC USA Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, and the financial position of HSBC Bank USA and subsidiaries as of December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP


Buffalo, New York
February 9, 2000, except
as to Note 27, which is
as of February 28, 2000


                                                                  HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                               1999            1998
--------------------------------------------------------------------------------
                                                               in thousands
Assets
Cash and due from banks                            $  1,977,756    $  1,262,423
Interest bearing deposits with banks                  4,234,668       2,373,550
Federal funds sold and securities
 purchased under resale agreements                    2,318,361          86,919
Trading assets                                        4,526,988         826,019
Securities available for sale                        25,973,805       4,237,679
Securities held to maturity
 (fair value $4,811,695 in 1999)                      4,811,695               -
Loans                                                37,909,143      24,049,499
Less - allowance for credit losses                      659,603         379,652
--------------------------------------------------------------------------------
      Loans, net                                     37,249,540      23,669,847
Premises and equipment                                  745,910         207,685
Accrued interest receivable                             778,363         238,790
Equity investments                                    2,540,927          25,261
Goodwill and other acquisition intangibles            3,307,147         335,390
Other assets                                          1,774,459         680,523
--------------------------------------------------------------------------------
Total assets                                       $ 90,239,619    $ 33,944,086
================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                              $  6,003,813    $  3,552,303
  Interest bearing                                   29,393,957      18,168,438
Deposits in foreign offices
  Noninterest bearing                                   187,099               -
  Interest bearing                                   20,865,022       4,545,069
--------------------------------------------------------------------------------
      Total deposits                                 56,449,891      26,265,810
Trading account liabilities                           2,440,729          76,766
Short-term borrowings                                 5,271,597       2,886,009
Interest, taxes and other liabilities                 3,059,993         739,557
Payable to shareholders of acquired company           7,091,209               -
Subordinated long-term debt and perpetual
  capital notes                                       3,427,649         722,346
Guaranteed mandatorily redeemable securities            710,259         400,000
Other long-term debt                                  1,747,131         625,345
--------------------------------------------------------------------------------
Total liabilities                                    80,198,458      31,715,833
--------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                         500,000               -
Common shareholder's equity
  Common stock, $5 par; Authorized -1,100 shares
                        Issued - 704 and 1,001 shares         4               5
  Capital surplus                                     8,920,113       1,806,563
  Retained earnings                                     671,578         377,179
  Accumulated other comprehensive income (loss)         (50,534)         44,506
--------------------------------------------------------------------------------
      Total common shareholder's equity               9,541,161       2,228,253
--------------------------------------------------------------------------------
Total shareholders' equity                           10,041,161       2,228,253
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $ 90,239,619    $ 33,944,086
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                            HSBC USA Inc. 1999
--------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


Year Ended December 31,                     1999           1998            1997
--------------------------------------------------------------------------------
                                                     in thousands
Interest income
 Loans                               $ 1,841,396    $ 1,785,122     $ 1,732,705
 Securities                              214,480        232,440         218,977
 Trading assets                           50,627         50,843          58,796
 Deposits with banks                      97,012        136,594          98,750
 Federal funds sold and securities
   purchased under resale agreements     116,524        127,982          51,786
--------------------------------------------------------------------------------
Total interest income                  2,320,039      2,332,981       2,161,014
--------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                    636,858        656,361         583,904
  In foreign offices                     216,017        211,030          95,150
 Short-term borrowings                   129,604        204,171         196,727
 Long-term debt                          111,654         96,079         111,848
--------------------------------------------------------------------------------
Total interest expense                 1,094,133      1,167,641         987,629
--------------------------------------------------------------------------------
Net interest income                    1,225,906      1,165,340       1,173,385
Provision for credit losses               90,000         80,000          87,400
--------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses          1,135,906      1,085,340       1,085,985
--------------------------------------------------------------------------------
Other operating income
 Trust income                             52,212         47,290          42,995
 Service charges                         128,598        115,382         103,975
 Mortgage servicing revenue               30,455         43,153          29,671
 Other fees and commissions              167,595        145,505         134,828
 Trading revenues                         10,014          3,700           6,089
 Interest on Brazilian tax
  settlement                              13,143         32,700               -
 Other income                             61,952         72,367          41,867
--------------------------------------------------------------------------------
Total other operating income             463,969        460,097         359,425
--------------------------------------------------------------------------------
                                       1,599,875      1,545,437       1,445,410
--------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits          421,334        410,323         397,966
 Net occupancy expense                    88,950         89,423          90,989
 Other expenses                          317,579        280,524         292,505
--------------------------------------------------------------------------------
Total other operating expenses           827,863        780,270         781,460
--------------------------------------------------------------------------------
Income  before taxes                     772,012        765,167         663,950
Applicable income tax expense            308,300        238,100         193,000
--------------------------------------------------------------------------------
Net income                           $   463,712    $   527,067     $   470,950
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                                       HSBC USA Inc. 1999
---------------------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y


                                               1999                   1998                    1997
---------------------------------------------------------------------------------------------------------
                                        Share-     Compre-       Share-    Compre-       Share-   Compre-
                                      holders'     hensive     holders'    hensive     holders'   hensive
                                        Equity      Income       Equity     Income      Equity     Income
---------------------------------------------------------------------------------------------------------
                                                                  in thousands
Preferred stock
Balance, January 1,                  $        - *            $        -              $   98,063
Redemption of stock                           -                       -                 (98,063)
Stock assumed in acquisition            500,000                       -                       -
-----------------------------------   ---------               ---------               ---------
Balance, December 31,                   500,000                       -                       -
-----------------------------------   ---------               ---------               ---------
Common stock
Balance, January 1,                           5                       5                       5
Redemption of stock                          (1)                      -                       -
-----------------------------------   ----------              ---------               ---------
Balance, December 31,                         4                       5                       5
-----------------------------------   ----------              ---------               ---------
Capital surplus
Balance, January 1,                    1,806,563              1,804,527               1,803,427
Capital contribution from
 parent
  Related to Republic acquisition      7,088,108                      -                       -
  Related to other merger                 22,145                      -                       -
  Other                                    3,297                  2,036                   1,100
-----------------------------------   ----------              ---------              ----------
Balance, December 31,                  8,920,113              1,806,563               1,804,527
-----------------------------------   ----------              ---------              ----------
Retained earnings
Balance, January 1,                      377,179                205,112                  60,630
Net income                               463,712  $463,712      527,067   $527,067      470,950  $470,950
Accumulated deficit assumed in
  other merger                           (14,313)                     -                       -
Cash dividends declared:
  Preferred stock                              -                      -                  (1,468)
  Common stock                          (155,000)              (355,000)               (325,000)
-----------------------------------   ----------              ---------              ----------
Balance, December 31,                    671,578                377,179                 205,112
-----------------------------------   ----------              ---------              ----------
Accumulated other comprehensive
  income
Net unrealized gains on securities
  available for sale, net of taxes
Balance, January 1,                       44,506                 29,309                  10,852
Net unrealized gains (losses)
  arising during the period less
  taxes of ($48,012), $13,275 and
  $16,289 in 1999, 1998 and 1997,
  respectively                           (88,476)                24,203                  29,799
Reclassification adjustment for
  net gains included in net income,
  less taxes of $3,534, $4,849 and
  $6,107  in 1999, 1998 and 1997,
  respectively                            (6,564)                (9,006)                (11,342)
                                      ----------              ---------              ----------
Change in net unrealized gains
  (losses) on securities available
  for sale, net of taxes                           (95,040)                 15,197                 18,457

                                      ----------              ---------                           -------
Comprehensive income                              $368,672                $542,264               $489,407
-----------------------------------   ----------   =======    ---------    =======   ----------   =======
Balance, December 31,                    (50,534)                44,506                  29,309
-----------------------------------   ----------              ---------              ----------
Total shareholders' equity,
 December 31,                        $10,041,161             $2,228,253             $ 2,038,953
===================================   ==========              =========              ==========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.




                                                                        HSBC USA Inc. 1999
  ------------------------------------------------------------------------------------------
  C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S


  Year Ended December 31,                                    1999         1998        1997
  ------------------------------------------------------------------------------------------
                                                                    in thousands
  Cash flows from operating activities
    Net income                                        $   463,712  $   527,067 $   470,950
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities
        Depreciation, amortization and deferred taxes      68,063       85,752     109,988
        Provision for credit losses                        90,000       80,000      87,400
        Net change in other accrual accounts              118,406      (60,602)    124,273
        Net change in loans originated for sale           698,978     (789,258)    (16,797)
        Net change in trading assets and liabilities     (193,731)      10,663    (112,349)
        Other, net                                        (95,990)    (109,811)    (45,028)
  ------------------------------------------------------------------------------------------
   Net cash provided (used) by operating activities     1,149,438     (256,189)    618,437
  ------------------------------------------------------------------------------------------
  Cash flows from investing activities
    Net change in interest bearing deposits with banks    653,135      269,460    (709,974)
    Net change in short-term investments               (2,571,317)     411,073   1,371,872
    Purchases of securities                            (2,437,512)  (2,423,032) (2,193,729)
    Sales of securities                                 2,061,740    1,421,318   1,364,331
    Maturities of securities                            1,160,406      803,463     579,710
    Sales of credit card portfolios                             -      395,148           -
    Other net change in credit card receivables           (25,200)      37,422    (101,372)
    Net change in other short-term loans                  168,130     (212,732)    (51,067)
    Net originations and maturities of long-term loans   (298,541)    (253,219)   (952,442)
    Expenditures for premises and equipment               (30,898)     (21,255)    (40,400)
    Net cash provided (used) in acquisitions, net
     of cash acquired                                     829,257   (1,619,278)   (607,388)
    Other, net                                            (53,579)     (35,359)     54,569
  ------------------------------------------------------------------------------------------
   Net cash used by investing activities                 (544,379)  (1,226,991) (1,285,890)
  ------------------------------------------------------------------------------------------
  Cash flows from financing activities
    Net change in deposits                                964,029    3,357,242     680,151
    Net change in short-term borrowings                  (692,644)  (1,103,060)    575,686
    Issuance of long-term debt                            400,407      500,000     200,000
    Repayment of long-term debt                          (409,815)    (459,306)   (527,043)
    Capital contributions                                   3,297        2,036       1,101
    Redemption of preferred stock                               -            -     (98,063)
    Dividends paid                                       (155,000)    (480,000)   (202,937)
  ------------------------------------------------------------------------------------------
   Net cash provided by financing activities              110,274    1,816,912     628,895
  ------------------------------------------------------------------------------------------
  Net change in cash and due from banks                   715,333      333,732     (38,558)
  Cash and due from banks at beginning of year          1,262,423      928,691     967,249
  ------------------------------------------------------------------------------------------
  Cash and due from banks at end of year              $ 1,977,756  $ 1,262,423 $   928,691

==========================================================================================
  Cash paid for:  Interest                            $ 1,115,201  $ 1,136,748 $   941,851
                  Income taxes                            222,765      208,191     173,930
  Non-cash activities :  Dividends declared but unpaid          -            -     125,000
                         Fair value of assets
                           acquired                    51,314,876    1,711,227   7,272,667
                         Fair value of liabilities
                           assumed                     44,207,048       91,949   6,665,279
  ------------------------------------------------------------------------------------------
                                Net assets acquired     7,107,828    1,619,278     607,388
  ------------------------------------------------------------------------------------------
  Note: Net assets were acquired in 1997 and 1998 for cash. Net assets acquired in 1999 relate principally to the Republic transaction. Republic shareholders were paid
  $7,091,209 in cash in January 2000 which is reflected as a liability on the 1999 balance sheet. Capital contributions from HSBC to fund the purchase of $7,088,108 were received in 1999 in the form of treasury securities.
  The accompanying notes are an integral part of the consolidated financial statements.


                                                             HSBC Bank USA 1999
--------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                              1999             1998
--------------------------------------------------------------------------------
                                                               in thousands
Assets
Cash and due from banks                            $ 1,927,492      $ 1,262,346
Interest bearing deposits with banks                 3,997,445        2,301,100
Federal funds sold and securities
  purchased under resale agreements                  2,318,361           86,919
Trading assets                                       4,204,059          826,019
Securities available for sale                       18,309,649        4,213,348
Securities held to maturity
  (fair value $4,535,288 in 1999)                    4,535,288                -
Loans                                               36,623,321       24,009,332
Less - allowance for credit losses                     622,000          377,667
--------------------------------------------------------------------------------
      Loans, net                                    36,001,321       23,631,665
Premises and equipment                                 727,649          207,597
Accrued interest receivable                            764,783          237,527
Equity investments                                   2,512,034                -
Goodwill and other acquisition intangibles           2,761,339          335,389
Other assets                                         1,559,959          674,035
--------------------------------------------------------------------------------
Total assets                                       $79,619,379      $33,775,945
================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                              $ 5,742,781      $ 3,398,751
  Interest bearing                                  29,152,730       18,168,438
Deposits in foreign offices
  Noninterest bearing                                  187,099                -
  Interest bearing                                  23,435,278        5,724,057
--------------------------------------------------------------------------------
      Total deposits                                58,517,888       27,291,246
--------------------------------------------------------------------------------
Trading account liabilities                          2,427,971           76,766
Short-term borrowings                                4,136,364        1,976,747
Interest, taxes and other liabilities                1,854,970          734,292
Subordinated long-term debt and perpetual
  capital notes                                      1,648,278          698,026
Other long-term debt                                 1,642,063          625,212
--------------------------------------------------------------------------------
Total liabilities                                   70,227,534       31,402,289
--------------------------------------------------------------------------------
Shareholder's equity
Common shareholder's equity
  Common stock, $100 par;
         Authorized - 2,250,000 shares
         Issued - 2,050,001 and 2,050,000 shares       205,000          205,000
  Capital surplus                                    9,080,868        1,986,361
  Retained earnings                                    158,870          141,699
  Accumulated other comprehensive income (loss)        (52,893)          40,596
--------------------------------------------------------------------------------
Total shareholder's equity                           9,391,845        2,373,656
--------------------------------------------------------------------------------
Total liabilities and shareholder's equity         $79,619,379      $33,775,945
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


S U M M A R Y  O F  S I G N I F I C A N T  A C C O U N T I N G
P O L I C I E S

HSBC USA Inc. (the Company), formerly HSBC Americas, Inc., is a New York State based bank holding company. All of the common stock of the Company is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

The accounting and reporting policies of the Company and its subsidiaries, including its principal subsidiary, HSBC Bank USA (the Bank), formerly Marine Midland Bank, conform to generally accepted accounting principles and to predominant practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions relating principally to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. Prior years' financial statements have been reclassified to conform with the current financial statement presentation.

The following is a description of the significant policies and practices.

Principles of Consolidation


The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are accounted for under the equity method and reported as equity investments.

Securities


Debt securities that the Company has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, included in other comprehensive income and reported as a separate component of shareholders' equity.

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other income in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.

Loans


Loans are stated at their principal amount outstanding, net of unearned income, purchase premium, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.


Commercial loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of interest or principal based on certain factors including period of time past due (principally ninety days) and adequacy of collateral. At the time a loan is classified as nonaccruing, any accrued interest recorded on the loan is generally reversed and charged against income. Interest income on these loans is recognized only to the extent of cash received. In those instances where there is doubt as to collectibility of principal, any interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

A loan is considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Restructured loans are loans for which the original contractual terms have been modified to provide for terms that are less than the Company would be willing to accept for new loans with comparable risk because of a deterioration in the borrowers' financial condition. Interest on these loans is accrued at the renegotiated rates.

Loan Fees


Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees and costs are recognized in interest income, generally by the interest method, based on the estimated lives of the loans. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other income over the period the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees and annual credit card fees are recognized as other operating income over the period the related service is performed.


Allowance for Credit Losses


The allowance for credit losses is that amount believed adequate to absorb estimated credit losses in the loan portfolios based on management's evaluation of various factors including overall growth in the portfolios, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and current economic conditions. A provision for credit losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

Mortgage Servicing Rights


Mortgage servicing rights (MSRs) represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets. As originated or purchased loans are sold or securitized, their total cost is allocated between MSRs and the loans, based on relative fair values.

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.

Income Taxes


Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. A valuation allowance is established if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company and its subsidiaries file a consolidated federal income tax return. Taxes of each subsidiary of the Company are generally determined on the basis of filing separate returns.

Derivative Financial Instruments


Derivatives used by the Company include futures, forwards, swaps, caps, floors and options in the interest rate, and foreign exchange markets and, as a result of the Republic acquisition, the precious metals markets. The Company uses these instruments for trading purposes and as part of its asset and liability management activities.

Derivatives that are used for trading purposes or are linked to other trading instruments are carried on a mark to market basis with the resultant gains and losses from trading and foreign exchange activities aggregated as trading revenue. Unrealized gains and the balances of unamortized option premiums paid are included in trading account assets while unrealized losses and the unamortized balances of option premiums received are included in trading account liabilities.

Foreign exchange trading positions are revalued daily by pricing spot foreign exchange and forward contracts for foreign exchange at prevailing rates.

In conjunction with the Republic acquisition, the Company is involved in various precious metals activities including arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals inventory, outstanding open positions in contracts for forward delivery, options contracts and precious metals loans and borrowings will be revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference between the fixed forward contract price and cost to be accreted into trading revenue ratably over the life of the contracts.

The Company uses a variety of derivative instruments to manage interest rate risk in conjunction with its asset and liability management process. Risk is managed by achieving a mix of derivative instruments and balance sheet assets and liabilities deemed consistent with expectations of interest rate movements, balance sheet changes and risk management strategies.

These instruments follow either the synthetic alteration or hedge model of accounting with cash flows recognized on an accrual basis as an adjustment to the interest income or interest expense associated with the balance sheet items being synthetically altered or hedged. Under both the synthetic alteration and hedge accounting models, derivative instruments are linked to specific individual assets or liabilities or pools of similar assets or liabilities by the notional and interest rate characteristics of the associated instruments.

Under the hedge accounting model, it must be demonstrated that the hedged asset, liability or event being hedged exposes the enterprise to price or interest rate risk and that the related derivative reduces that risk. Accordingly there must be high correlation between changes in the market value of the derivative and the market value or cash flows associated with the hedged items so that it is probable that the results of the derivative will substantially offset the effects of price or interest rate movement on the hedged item.

Derivatives that cease to qualify for synthetic alteration or hedge accounting are marked to market prospectively through current period earnings with any unrealized gains or losses at that time being deferred and amortized over the life of the original hedge. When the altered or hedged position is liquidated, any deferred amounts are immediately recognized in earnings.
Gains or losses realized on terminated derivatives that were used as hedges are deferred and amortized over the life of the hedged item.


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

Note 1. Acquisitions


On December 31, 1999 HSBC acquired Republic New York Corporation (Republic). Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The Bank and Republic National Bank of New York (Republic
Bank), the principal operating subsidiaries of the Company and Republic, respectively, were also merged on December 31, 1999. The purchase price of the transaction was approximately $7.1 billion and was paid to Republic's shareholders on January 7, 2000. Republic had consolidated total assets of $46.9 billion, deposits of $29.9 billion and common shareholders' equity of $2.9 billion on December 31, 1999.

The merger was accounted for as a purchase transaction. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The estimated fair value of the assets and liabilities of Republic are included in the financial statements of the Company as of December 31, 1999. The fair value of net identifiable assets acquired was estimated at $4.1 billion. The purchase price allocation resulted in an excess of cost over acquired net identifiable assets (goodwill) of approximately $3.0 billion, which will be amortized on a straight-line basis over 20 years. Liabilities assumed included employee termination costs of $133.9 million and other costs such as contract termination costs of $23.7 million associated with merging Republic's operations with those of the Company.

The following pro forma financial information presents the combined results of the Company and Republic as if the acquisition had occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including accounting adjustments relating to fair value adjustments, amortization of goodwill and related income tax effect. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Republic constituted a single entity during such periods.


-------------------------------------------------------------------------------
                                                                  Pro forma
Year Ended December 31,                                        1999        1998
-------------------------------------------------------------------------------
                                                                 (unaudited)
                                                                 in millions
Net interest income after provision for credit losses        $2,152      $2,095
Net income                                                      662         555
-------------------------------------------------------------------------------


In connection with the acquisition of Republic, restructuring costs relating to the planned severance of employees and exiting of businesses of the Company of $26.7 million were recognized in other operating expense in the fourth quarter of 1999. Costs totalling $21.0 million were recognized relating to occupancy including cancellation of lease payments for specific lease premises that are to be vacated. Employee termination costs of $5.7 million include severance payments, related benefits and out placement services for employees terminated in connection with the acquisition. Additional integration costs will be expensed when incurred as systems and operations are combined. The future cash flows relating to these costs are not expected to have a significant effect on the Company's liquidity, capital resources or results of operations.

On December 31, 1999 HSBC Asset Management Americas, Inc. (HAMI), an indirect wholly owned subsidiary of HSBC, was merged with the Company. HAMI's outstanding stock was contributed to the Company. HAMI, an SEC registered investment advisor, had assets of $11.8 million and shareholder's equity of $7.8 million at December 31, 1999.

The Company purchased the $1.7 billion commercial loan portfolio and assumed $91 million of deposit liabilities of the U.S. corporate banking unit of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) in 1998. Both the Company and HongkongBank are wholly owned subsidiaries of HSBC. The assets and liabilities acquired were recorded at the HongkongBank's carrying values, which approximated fair value.

The Company acquired CTUS Inc. (CTUS), a unitary thrift holding company in 1997. CTUS owned First Federal Savings and Loan Association of Rochester (First Federal), which had $7.0 billion in assets and deposits of $4.3 billion. The transaction was accounted for as a purchase. The excess fair value of net assets acquired was $238 million and is being amortized against income over 15 years. See Note 16 for a description preferred stock issued in connection with the acquisition.

Note 2. Cash and Due from Banks


The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $128.0 million in 1999 and $182.8 million in 1998.



Note 3. Trading Assets


An analysis of trading assets and liabilities follows.
-----------------------------------------------------------------------------
December 31,                                             1999           1998
-----------------------------------------------------------------------------
                                                            in thousands
Trading assets:
  U.S. Government                                  $  464,482       $  5,996
  Mortgage and other asset backed securities          818,376        813,234
  Other securities                                    921,288          5,072
  Unrealized gains on derivatives                   1,773,350          1,717
  Precious metals                                     566,977              -
  Less: allowance for credit losses                   (17,485)             -
-----------------------------------------------------------------------------
                                                   $4,526,988       $826,019
-----------------------------------------------------------------------------
Trading liabilities:
  Securities sold, not yet purchased               $  213,809       $ 75,054
  Payables for precious metals                        407,540              -
  Unrealized losses on derivatives                  1,819,380          1,713
-----------------------------------------------------------------------------
                                                   $2,440,729       $ 76,767
=============================================================================


The net gains (losses) resulting from trading activities are summarized by categories of financial instruments in the following table.
-----------------------------------------------------------------------------
Year Ended December 31,                         1999         1998       1997
-----------------------------------------------------------------------------
                                                     in thousands
U.S. Government                              $ 2,951      $   720     $  342
Mortgage and other asset backed securities    (1,433)      (2,627)       451
Other securities                               1,570        1,430      1,272
Derivatives                                      786       (1,278)      (327)
-----------------------------------------------------------------------------
Trading asset revenues (loss)                  3,874       (1,755)     1,738
Foreign exchange revenue                       6,140        5,455      4,351
-----------------------------------------------------------------------------
Trading revenues                             $10,014      $ 3,700     $6,089
-----------------------------------------------------------------------------



Note 4. Securities


At December 31, 1999, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.



The amortized cost and fair value of securities available for sale follows.
--------------------------------------------------------------------------------------------------------------
                                                     1999                                       1998
----------------------------------------------------------------------------------    ------------------------
                                                Gross         Gross
                              Amortized    Unrealized    Unrealized           Fair     Amortized          Fair
December 31,                       Cost         Gains        Losses          Value          Cost         Value
--------------------------------------------------------------------------------------------------------------
                                                               in thousands
U.S. Treasury               $ 1,554,263        $1,661       $33,928    $ 1,521,996    $1,539,471    $1,580,394
U.S. Government agency       16,441,129           614        46,147     16,395,596     1,894,421     1,913,205
Domestic debt securities      4,496,765         1,428         6,149      4,492,044       565,670       568,331
Foreign debt securities       3,091,909             -             -      3,091,909             -             -
Equity securities               468,630         3,630             -        472,260       169,733       175,749
--------------------------------------------------------------------------------------------------------------
                            $26,052,696        $7,333       $86,224    $25,973,805    $4,169,295    $4,237,679
--------------------------------------------------------------------------------------------------------------



At December 31, 1998, with regard to securities available for sale, the Company had gross unrealized gains of $40.9 million, $20.9 million and $12.1 million and gross unrealized losses of $.0 million, $2.1 million and $3.4 million related to U.S. Treasury, U.S. Government agency and other securities, respectively.

The Company sold securities available for sale resulting in gross realized gains of $19.5 million, $15.9 million and $19.7 million, and gross realized losses of $6.9 million, $1.7 million and $.4 million in the years 1999, 1998 and 1997, respectively. Substantially all interest income on securities is taxable.



The amortized cost and fair value of securities held to maturity follows.  The
Company did not hold any securities in this category at December 31, 1998.
The securities were part of the assets acquired with Republic at December 31,
1999 thus cost and fair value are the same on that date.
------------------------------------------------------------------------------
December 31,                                                             1999
------------------------------------------------------------------------------
                                                                 in thousands
U.S. Government agency obligations                                 $4,121,229
Obligations of state and political
 subdivisions                                                         678,212
Other debt securities                                                  12,254
------------------------------------------------------------------------------
                                                                   $4,811,695
==============================================================================



The amortized cost and fair values of debt securities at December 31, 1999, by contractual maturity are shown in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases.



The following table presents the distribution of maturities of debt securities held at year end December 31, 1999.  The amounts exclude $469 million amortized cost ($472 million fair value) of equity securities that do not have fixed maturities.
------------------------------------------------------------------------------
                                                    Amortized            Fair
December 31, 1999                                        Cost           Value
------------------------------------------------------------------------------
                                                          in thousands
Within one year                                   $ 7,814,323     $ 7,811,821
After one but within five years                     3,663,051       3,621,663
After five but within ten years                     2,745,406       2,739,138
After ten years                                    16,172,981      16,140,618
------------------------------------------------------------------------------
                                                  $30,395,761     $30,313,240
------------------------------------------------------------------------------





Note 5. Loans


A distribution of the loan portfolio follows.
------------------------------------------------------------------------------
December 31,                                             1999            1998
------------------------------------------------------------------------------
                                                           in thousands
Domestic:
  Commercial:
    Construction and mortgage loans               $ 5,647,703     $ 3,095,826
    Other business and financial                   11,536,144       7,802,733
  Consumer:
    Residential mortgages                          13,240,843       9,466,912
    Credit card receivables                         1,290,339       1,291,071
    Other consumer loans                            1,231,443       1,319,519
International                                       4,962,671       1,073,438
------------------------------------------------------------------------------
                                                  $37,909,143     $24,049,499
------------------------------------------------------------------------------



Residential mortgages include $504.4 million and $1,082.2 million of mortgages held for sale at December 31, 1999 and 1998, respectively. Other consumer loans include $380.3 million and $432.4 million of higher education loans also held for sale at December 31, 1999 and 1998, respectively.

International loans include certain bonds issued by the governments of Mexico and Venezuela as part of debt renegotiations (Brady bonds). These bonds had an aggregate carrying value of $355.8 million (face value $368.3 million) and an aggregate fair value of $271.7 million at year end 1999, similar to year end 1998 fair value. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.

At December 31, 1999 and 1998, the Company's nonaccruing loans were
$343.5 million and $336.8 million, respectively. At December 31, 1999 and 1998, the Company had commitments to lend additional funds of $7.6 million and $24.9 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.


                                      50




------------------------------------------------------------------------------
Year Ended December 31,                               1999      1998      1997
------------------------------------------------------------------------------
                                                           in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms   $22,879   $19,802   $23,922
Interest revenue recorded on nonaccruing loans      29,084    34,824    42,287
------------------------------------------------------------------------------



Other real estate and owned assets included in other assets amounted to $14.0 million and $8.8 million at December 31, 1999 and 1998, respectively.

The Company identified impaired loans totaling $215.6 million at December 31, 1999, of which $110.2 million had an allocation from the allowance of $64.5 million. At December 31, 1998, the Company had identified impaired loans of $182.6 million of which $81.3 million had an allocation from the allowance of $32.2 million. The average recorded investment in such impaired loans was $184.9 million, $169.9 million and $183.5 million in 1999, 1998 and 1997, respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 1999 and 1998.




Note 6. Allowance for Credit Losses


An analysis of the allowance for credit losses follows.
------------------------------------------------------------------------------
                                               1999         1998         1997
------------------------------------------------------------------------------
                                                   in thousands
Balance at beginning of year              $ 379,652    $ 409,409    $ 418,159
Allowance related to acquired businesses    290,225            -       40,294
Provision charged to income                  90,000       80,000       87,400
Recoveries on loans charged off              34,825       42,908       50,261
Loans charged off                          (135,099)    (152,665)    (186,705)
------------------------------------------------------------------------------
Balance at end of year                    $ 659,603    $ 379,652    $ 409,409
------------------------------------------------------------------------------


Note 5 provides information on impaired loans and the related specific credit loss allowance.



Note 7. Equity Investments


The assets of Republic acquired as of December 31, 1999 included the approximate 49% ownership interest in HSBC Republic Holdings (Luxembourg) S.A.
(HSBC Republic), a Luxembourg holding company. The investment of $2,493 million, which equals the fair value of the Company's ownership interest, is included in equity investments. HSBC, in a transaction separate from the acquisition of Republic, also acquired the remaining 51% ownership interest in HSBC Republic on December 31, 1999. Summary financial information for HSBC
Republic at December 31, 1999 follows:

------------------------------------------------------------------------------
                                                                   in millions
Total assets                                                           $24,383
Total liabilities                                                       19,078
Preferred stock                                                            202
Common shareholders' equity                                              5,103
------------------------------------------------------------------------------

Note 8. Mortgage Servicing Rights


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $19.31 billion and $12.06 billion at December 31, 1999 and 1998, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $282.3 million and $232.8 million at December 31, 1999 and 1998, respectively.



An analysis of MSRs, reported in other assets, follows.

------------------------------------------------------------------------------
                                              1999         1998          1997
------------------------------------------------------------------------------
                                                   in thousands
Balance at beginning of year              $133,804     $111,501      $ 33,897
Additions                                  166,179       48,765       102,312
Amortization                               (30,209)     (26,462)      (24,708)
------------------------------------------------------------------------------
Balance at end of year                    $269,774     $133,804      $111,501
------------------------------------------------------------------------------

Additions to MSRs include $115.1 million and $83.2 million obtained in the acquisitions of Republic and First Federal in 1999 and 1997, respectively. No valuation reserve has been established against MSRs. The fair value of MSRs as of December 31, 1999 and 1998 was approximately $344.1 million and $198.5 million, respectively.

Note 9. Goodwill and Other Acquisition Intangibles


See Note 1 to the financial statements where the acquisition of Republic is discussed including the preliminary allocation of the net asset value resulting in an increase in goodwill and other acquisition intangibles of $3.0 billion.

Goodwill and other acquisition intangibles are amortized over the estimated periods to be benefited, not exceeding 20 years. Amortization totaled $33.3 million, $37.7 million and $34.4 million during the years 1999, 1998, and 1997, respectively.



Note 10. Deposits


The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $4.83 billion and $2.99 billion at December 31, 1999 and 1998, respectively.  The scheduled maturities of all domestic time deposits at
December 31, 1999 follows.
------------------------------------------------------------------------------
                                                                  in thousands
2000                                                               $12,655,330
2001                                                                   747,263
2002                                                                   107,349
2003                                                                    75,980
2004                                                                    27,297
Later years                                                             30,875
------------------------------------------------------------------------------
                                                                   $13,644,094
------------------------------------------------------------------------------


Note 11. Short-Term Borrowings


The following table shows detail relating to short-term borrowings in 1999,
1998 and 1997.  Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.
-------------------------------------------------------------------------------------------------------
                                           1999                    1998                    1997
                                   -------------------    --------------------    --------------------
                                               Average                 Average                 Average
                                      Amount      Rate        Amount      Rate        Amount      Rate
------------------------------------------------------------------------------------------------------
                                                                 in thousands
Federal funds purchased
 (day to day):
     At December 31               $  368,089      5.08%   $  607,124      4.59%   $1,389,854      5.19%
     Average during year             502,595      4.87       617,542      5.20     1,266,663      5.50
     Maximum month-end balance       840,849                 908,542               2,164,329
Securities sold under
 repurchase agreements:
     At December 31                1,046,984      6.23       206,048      4.41       617,628      4.34
     Average during year             448,745      4.62       299,588      5.34       710,716      5.44
     Maximum month-end balance     1,046,984                 832,312               2,680,576
Commercial paper:
     At December 31                1,121,377      5.42       909,261      5.05       847,431      5.61
     Average during year             838,739      5.18       826,650      5.49       721,995      5.53
     Maximum month-end balance     1,121,377               1,002,479                 896,574
Precious metals:
     At December 31                1,679,118      2.45             -         -             -         -
     Average during year               4,600         -             -         -             -         -
     Maximum month-end balance     1,679,118                       -                       -
All other short-term borrowings:
     At December 31                1,056,029      5.56     1,163,576      4.57     1,134,156      5.67
     Average during year             718,736      5.29     1,726,174      5.86       633,446      5.52
     Maximum month-end balance     1,225,000               2,826,177               1,406,915
------------------------------------------------------------------------------------------------------


At December 31, 1999, the Company had unused lines of credit with HSBC aggregating $500 million and $100 million with unaffiliated banks. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.



Note 12. Income Taxes


Total income taxes were allocated as follows.
-----------------------------------------------------------------------------------
Year Ended December 31,                                1999        1998        1997
-----------------------------------------------------------------------------------
                                                           in thousands
To income before income taxes                      $308,300    $238,100    $193,000
To shareholders' equity as tax charge (benefit)
 relating to unrealized gains and losses on
 securities available for sale                      (51,546)      8,426      10,182
-----------------------------------------------------------------------------------
                                                   $256,754    $246,526    $203,182
-----------------------------------------------------------------------------------





The components of income tax expense follow.
-----------------------------------------------------------------------------------
Year Ended December 31,                                1999        1998        1997
-----------------------------------------------------------------------------------
                                                           in thousands
Current:
  Federal                                          $240,180    $209,729    $109,570
  State and local                                    59,017      56,487      67,117
-----------------------------------------------------------------------------------
Total current                                       299,197     266,216     176,687
Deferred, primarily federal                           9,103     (28,116)     16,313
-----------------------------------------------------------------------------------
Total income taxes                                 $308,300    $238,100    $193,000
-----------------------------------------------------------------------------------


The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.
-----------------------------------------------------------------------------
Year Ended December 31,                      1999          1998         1997
-----------------------------------------------------------------------------
Statutory rate                               35.0%         35.0%        35.0%
Increase (decrease) due to:
  State and local income taxes                4.7           4.8          6.5
  Change in valuation allowance
   for deferred tax assets                      -          (5.9)       (12.2)
  Tax exempt interest income                  (.2)          (.2)         (.3)
  Brazilian tax credit settlement               -          (3.1)           -
  Other items                                  .4            .5           .1
-----------------------------------------------------------------------------
Effective income tax rate                    39.9%         31.1%        29.1%
-----------------------------------------------------------------------------




The components of the net deferred tax asset are summarized below.
-----------------------------------------------------------------------------
December 31,                                               1999         1998
-----------------------------------------------------------------------------
                                                             in thousands
Deferred tax assets:
  Allowance for credit losses                          $219,557     $123,395
  Deferred charge offs                                   11,305       11,305
  Accrued expenses not currently deductible             145,799       55,559
  Investment securities                                 201,315            -
  Other                                                 105,826       82,699
-----------------------------------------------------------------------------
                                                        683,802      272,958
  Less valuation allowance                               28,329       28,329
-----------------------------------------------------------------------------
    Total deferred tax assets                           655,473      244,629
-----------------------------------------------------------------------------
Less deferred tax liabilities:
  Lease financing income accrued                         35,800       30,881
  Accrued pension cost                                   43,704       11,294
  Accrued income on foreign bonds                        20,518       20,909
  Deferred net operating loss recognition                90,018       90,018
  Depreciation and amortization                          83,320      (16,346)
  Domestic tax on overseas income                       135,768            -
  Securities available for sale                               -       23,934
  Interest and discount income                           82,061            -
  Other                                                  43,542       24,670
-----------------------------------------------------------------------------
    Total deferred tax liabilities                      534,731      185,360
-----------------------------------------------------------------------------
    Net deferred tax asset                             $120,742     $ 59,269
-----------------------------------------------------------------------------



Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.
In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.


Note 13.  Subordinated Long-Term Debt and Perpetual Capital Notes


The following is a summary of subordinated long-term debt and perpetual capital notes.  Interest rates shown are based on the face values of the instruments.
----------------------------------------------------------------------------------------------------
                                                              Face Value             Book Value
                                                              ----------     -----------------------
December 31,                                                        1999           1999         1998
----------------------------------------------------------------------------------------------------
                                                                           in thousands
Floating rate subordinated capital notes due 1999             $        -     $        -     $100,000
9.50-9.75% Subordinated notes due 2000                           200,000        203,581            -
Floating rate subordinated notes due 2000 (6.25%)                200,000        200,000      200,000
7.875-8.875% Subordinated notes due 2001                         350,000        355,241            -
7.25-7.75% Subordinated notes due 2002                           400,000        399,866            -
Floating rate subordinated notes due 2002 (6.0844-6.1503%)       245,700        242,670            -
7% Subordinated notes due 2006                                   300,000        298,278      298,026
5.875% Subordinated notes due 2008                               250,000        219,252            -
6.625-9.70% Subordinated notes due 2009                          550,000        567,081            -
Floating rate subordinated notes due 2009 (6.375%)               124,320        124,320      124,320
7% Subordinated notes due 2011                                   100,000         93,451            -
9.50% Subordinated debentures due 2014                           150,000        167,921            -
9.125-9.30% Subordinated notes due 2021                          200,000        219,402            -
7.20% Subordinated debentures due 2097                           250,000        214,075            -
Perpetual Capital Notes (5.9375%)                                129,000        122,511            -
----------------------------------------------------------------------------------------------------
                                                              $3,449,020      $3,427,649    $722,346
----------------------------------------------------------------------------------------------------



The above table excludes $1,650 million of debt issued by the Bank or its subsidiaries payable to the Company. Of this amount $100 million is due in 2000 and the balance is due from 2006 through 2097.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates on the floating rate notes in effect at December 31, 1999 are shown in parentheses.

The Perpetual Capital Notes (PCNs) are a component of total qualifying capital under applicable risk-based capital rules. The PCNs may be exchanged for securities that constitute permanent primary capital securities for regulatory purposes. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, (2) at the option of the Company on 90 days prior notice, the PCNs may be either
(i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of the Company's retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

Contractual scheduled maturities for the subordinated debt over the next five years are as follows: 2000, $400 million; 2001, $350 million; 2002, $646 million; and none in 2003 and 2004.


Note 14. Guaranteed Mandatorily Redeemable Securities


The following table presents the guaranteed mandatorily redeemable securities outstanding.  Interest rates shown are based on the face values of the instruments.
-------------------------------------------------------------------------------
                                          Face Value              Book Value
                                          ----------      ---------------------
December 31,                                    1999          1999         1998
-------------------------------------------------------------------------------
                                                      in thousands
7.808% Capital Securities due 2026          $200,000      $200,000     $200,000
8.38% Capital Securities due 2027            200,000       200,000      200,000
7.75% Capital Securities due 2026            150,000       135,239            -
7.53% Capital Securities due 2026            200,000       175,020            -
-------------------------------------------------------------------------------
                                            $750,000      $710,259     $400,000
-------------------------------------------------------------------------------


The guaranteed mandatorily redeemable securities (Capital Securities) are issued by trusts all of whose outstanding common securities are owned by the Company. The Capital Securities represent preferred beneficial interests in the assets of the trusts and are guaranteed by the Company. The sole assets of the trusts consist of junior subordinated debentures of the Company. The Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines of the Federal Reserve Board.

The Capital Securities are redeemable at the option of the Company in the case of a tax event or regulatory capital event at the prepayment price equal to the greater of (i) 100% of the principal amount of the Capital Securities or
(ii) the sum of the present values of the stated percentage of the principal amount of the Capital Securities plus the remaining scheduled payments of interest thereon from the prepayment date. Tax event refers to notice that the interest payable on the Capital Securities would not be deductible. Regulatory capital event refers to notice that the Capital Securities would not qualify as Tier 1 capital.

In the absence of a tax or regulatory capital event, the Capital Securities are redeemable at the option of the Company. The 7.808% Capital Securities are redeemable on December 15, 2006 at a premium of 3.904% in the first twelve months after December 15, 2006 and varying lesser amounts thereafter and without premium if redeemed after December 15, 2016. The 8.38% Capital Securities are redeemable on May 15, 2007 at a premium of 4.19% in the first twelve months after May 15, 2007 and varying lesser amounts thereafter and without premium if redeemed after May 15, 2017. The 7.75% Capital Securities are redeemable on November 15, 2006 at a premium of 3.66% in the first twelve months after November 15, 2006 and varying lesser amounts thereafter and without premium if redeemed after November 15, 2016. The 7.53% Capital Securities are redeemable on December 4, 2006 at a premium of 3.765% in the first twelve months after December 4, 2006 and varying lesser amounts thereafter and without premium if redeemed after December 4, 2016.


Note 15. Other Long-Term Debt


The following table reports other long-term debt.  Interest rates shown are based on the face values of the instruments.
-----------------------------------------------------------------------------------------
                                                    Face Value              Book Value
                                                    ----------      ---------------------
December 31,                                              1999          1999         1998
-----------------------------------------------------------------------------------------
                                                                in thousands
Issued or acquired by the Company or subsidiaries
 other than the Bank:
   8.375% Debentures due 2007                       $  100,000    $  104,963     $      -
   Other                                                   105           105          134
-----------------------------------------------------------------------------------------
                                                       100,105       105,068          134
-----------------------------------------------------------------------------------------
Issued or acquired by the Bank or its subsidiaries:
   Fixed rate Federal Home Loan Bank of
    New York advances                                  482,779       482,779      590,877
   Collateralized mortgage obligations                   3,322         3,322        4,562
   Collateralized repurchase agreements
    (3.25-7.45%)                                     1,113,250     1,075,506            -
   Other                                                80,394        80,456       29,772
-----------------------------------------------------------------------------------------
                                                     1,679,745     1,642,063      625,211
-----------------------------------------------------------------------------------------
                                                    $1,779,850    $1,747,131     $625,345
-----------------------------------------------------------------------------------------


The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.67% to 8.61%. The mortgage bonds are collateralized by a pledge of FHLMC mortgage-backed securities. All payments received on the pledged mortgage-backed securities, net of certain costs, must be applied to repay the bonds. The stated maturity and stated rate for the three bonds are:
January, 2000 at 7.33%; September, 2002 at 7.89%; and October, 2006 at 7.27%.
It is expected that the actual life of the bonds will be less than their stated maturity.

Contractual scheduled maturities for the debt over the next five years are as follows: 2000, $429 million; 2001, $336 million; 2002, $387 million; 2003, $16 million and $32 million in 2004.


Note 16. Preferred Stock


The following table presents information related to the issues of preferred stock outstanding:
----------------------------------------------------------------------------------------------
                                                                                   Amount
                                                      Shares    Dividend         Outstanding
                                                 Outstanding        Rate      ----------------
December 31,                                            1999        1999          1999    1998
----------------------------------------------------------------------------------------------
                                                                                in thousands
$1.8125 Cumulative Preferred Stock
 ($25 stated value)                                3,000,000        7.25%     $ 75,000      $-
6,000,000 Depositary shares each representing
 a one-fourth interest in a share of Adjustable
 Rate Cumulative Preferred Stock, Series D
 ($100 stated value)                               1,500,000        4.92       150,000       -
Dutch Auction Rate Transferable Securities (TM)
 Preferred Stock (DARTS)
   Series A ($100,000 stated value)                      625        5.00        62,500       -
   Series B ($100,000 stated value)                      625       5.157        62,500       -
$2.8575 Cumulative Preferred Stock
 ($50 stated value)                                3,000,000       5.715       150,000       -
CTUS Inc. Preferred Stock                                100           -             -       -
----------------------------------------------------------------------------------------------
                                                                              $500,000      $-
===============================================================================================



The $1.8125 Cumulative Preferred Stock may be redeemed, at the option of the Company on or after July 1, 2000, at $25 per share plus dividends accrued and unpaid to the redemption date.

The dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D (Series D Stock) is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4-1/2% or more than 10-1/2% per annum for any applicable dividend period. The Series D Stock is redeemable by the Company at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date.

DARTS of each series are redeemable at the option of the Company, at $100,000 per share, plus accrued and unpaid dividends to the redemption date. Dividend rates for each dividend period are set pursuant to an auction procedure. The maximum applicable dividend rates on the shares of DARTS range from 110% to 150% of the 60 day "AA" composite commercial paper rate. DARTS are also redeemable, at the option of the Company, on any dividend payment date for such series, at a redemption price of $100,000 per share plus the payment of accrued and unpaid dividends, if the applicable rate for such series fixed with respect to the dividend period for such series ending on such dividend payment date equals or exceeds the 60 day "AA" composite commercial paper rate on the date of determination of such rate.

The outstanding shares of $2.8575 Cumulative Preferred Stock (the Preferred Stock) have an aggregate stated value of $150 million. The Preferred Stock may be redeemed at the option of the Company on or after October 1, 2007, at $50 per share, plus dividends accrued and unpaid to the redemption date.

The 1997 CTUS Inc. acquisition agreement (see Note 1) provided that the Company issue preferred shares to CT Financial Services Inc. (the Seller). The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Company issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

Note 17. Common Stock


All of the common stock of the Company is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC. Common shares authorized are 1,100 with a par value of $5.00. Shares issued were 704 and 1,001 at December 31, 1999 and 1998, respectively.

Note 18. Retained Earnings


Bank dividends are a major source of funds for payment by the Company of shareholder dividends and along with interest earned on investments, cover the Company's operating expenses which consist primarily of interest on outstanding debt. The approval of the Federal Reserve Board is required if the total of all dividends declared by the Bank in any year exceed the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

Under these rules the Bank can pay dividends to the Company as of December 31, 1999 of approximately $159 million, adjusted by the effect of its net income
(loss) for 2000 up to the date of such dividend declaration.

Note 19. Comprehensive Income


Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. Comprehensive income, including its components, is reported in the consolidated statement of changes in shareholders' equity.

Note 20. Impact of Recently Issued Accounting Standards


In 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described.


- For a derivative designated as hedging the exposures to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

- For a derivative designated as hedging the exposure to variable cash flows, the derivatives gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion is reported in earnings immediately.

- For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

FAS 133, as amended, is effective beginning January 1, 2001. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.

Note 21. Regulatory Matters


The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) of 8% and 4%, respectively. Also required are ratios of Tier 1 capital (as defined) to average assets (as defined) of 4% at the Bank level and 3% at the Company level as long as the Company has a strong supervisory rating.

As of December 31, 1999, the most recent notification from the Federal Reserve Board (FRB) categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must have minimum total risk-based ratio of at least 10%, Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%. There are no conditions or events since that notification that management believes have changed the categories.


Effective with the acquisition of Republic at year end 1999, the Company includes an adjustment for its investment in HSBC Republic in the calculation of its total capital ratio in accordance with requirements of the FRB specifically applied to the Company.  The capital amounts and ratios are presented in the table.
-------------------------------------------------------------------------------
                                               1999                 1998
                                              Actual               Actual
December 31,                             Amount     Ratio     Amount     Ratio
-------------------------------------------------------------------------------
                                                      in millions
 Total capital
  (to risk weighted assets)
    Company                              $8,143     15.53%    $3,140     12.04%
    Bank                                  6,361     13.00      2,941     11.33
 Tier 1 capital
  (to risk weighted assets)
    Company                               7,370     13.42      2,248      8.62
    Bank                                  6,683     13.00      1,998      7.70
 Tier 1 capital
  (to average assets)
    Company                               7,370     23.41      2,248      6.76
    Bank                                  6,683     21.08      1,998      6.04
-------------------------------------------------------------------------------




Note 22. Transactions with Principal Shareholder and Related Parties


The Company's common stock is owned by HSBC North America, Inc., an indirect wholly owned subsidiary of HSBC. In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and include deposits taken and placed, short-term borrowings and interest rate contracts.

At December 31, 1999 and 1998 assets of $481.0 million and $631.2 million, respectively, and liabilities of $3,259.9 million and $3,066.8 million, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Income and expense associated with such transactions was not material to the Company's financial results of operation.

Interest rate forward and futures contracts and interest rate swap contracts entered into with the HSBC Group are used primarily as an asset and liability management tool to manage interest rate risk. At December 31, 1999 and 1998, the notional amounts of these contracts with members of the HSBC Group were $10.45 billion and $9.85 billion, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 1999 and 1998, outstanding extensions of credit secured by eligible collateral were $614.1 million and $852.3 million, respectively.

See Note 1 for loans purchased and deposits assumed from HongkongBank during 1998.


Note 23. Stock Option Plans


Options have been granted to employees of the Company under the HSBC Holdings Executive Share Option Scheme (the Executive Plan) and under the HSBC Savings Related Share Option Contribution Program (the Savings Plan). Compensation expense associated with such options is recognized over the vesting period based on the estimated fair value of such options at grant date.

Under the Executive Plan, options have been awarded to certain officers of the Company to acquire shares of HSBC. The exercise price of each option is equal to the market price of the stock of HSBC on the date of grant. The maximum term of the options is ten years and they vest at the end of three years. Additionally, the Company adopted the Savings Plan effective July 1, 1996 whereby eligible employees can elect to participate in the Savings Plan through the Company's 401(k) plan and acquire contributions based on HSBC stock at 85% of market on date of grant. An employee's agreement to participate is a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price in the form of stock of HSBC.

Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation cost was a credit to capital surplus representing a contribution of capital from HSBC. The options granted resulted in compensation cost of $3.3 million in 1999.

Republic had benefit plans including: (1) Long Term Incentive Stock Plan which provided for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards; (2) the Restricted Stock Election Plan which allowed certain officers who had earned deferred compensation to elect to receive payment in the form of restricted stock; (3) the Performance Based Incentive Compensation Plan which was designed to provide an incentive to officers who served on the Management Executive Committee and were in a position to make a material contribution to Republic for which certain awards were paid out in the form of restricted stock under the Long Term Incentive Plan; and (4) the Long Term Incentive Compensation Plan which granted deferred restricted cash awards to certain employees. Employees vested in the assets awarded under the Plans based on the terms of each Plan. Employees will continue to vest in these plans under the original terms of the Plans unless they are terminated, at which time they will become fully vested. As part of the acquisition, liabilities of $240.3 million were assumed in connection with the Plans. As a result of the Company's purchase of 100% of Republic's outstanding common stock, amounts earned under these various plans will be satisfied through future payments of cash rather than the issuance of shares of Republic common stock.

Note 24. Postretirement Benefits


The Company, the Bank and certain other subsidiaries maintain noncontributory pension plans covering substantially all of their employees hired prior to January 1, 1997 and those who joined the Company through acquisitions. Certain other HSBC subsidiaries participate in this plan.

The Company also maintains unfunded noncontributory health and life insurance coverage for all employees who retired from the Company and were eligible for immediate pension benefits from the Company's retirement plan. Employees retiring after 1992 will absorb a portion of the cost of these benefits. Employees hired after that same date are not eligible for these benefits. A premium cap has been established for the Company's share of retiree medical cost.



The following table provides data concerning the Company's benefit plans.
--------------------------------------------------------------------------------------------
                                                                             Other
                                            Pension Benefits        Postretirement Benefits
                                         ---------------------      -----------------------
                                              1999        1998            1999         1998
--------------------------------------------------------------------------------------------
                                                             in thousands
                                                                     <c.
Change in benefit obligation
  Benefit obligation, January 1          $ 452,105    $420,600       $  77,970     $ 75,217
  Service cost                              17,900      17,512           2,060        1,959
  Interest cost                             31,080      29,014           5,479        5,064
  Participant contributions                      -           -             234          279
  Actuarial (gain) loss                    (62,079)       (482)          2,380        1,629
  Republic acquisition                     263,400           -          26,800            -
  Benefits paid                            (14,675)    (14,539)         (7,709)      (6,178)
--------------------------------------------------------------------------------------------
Benefit obligation, December 31          $ 687,731    $452,105       $ 107,214     $ 77,970
============================================================================================

Change in plan assets
  Fair value of plan assets, January 1   $ 520,389    $424,530       $       -     $      -
  Actual return on plan assets              60,311      80,398               -            -
  Company contribution                           -      30,000           7,475        5,899
  Participant contributions                      -           -             234          279
  Republic acquisition                     350,445           -               -            -
  Benefits paid                            (14,675)    (14,539)         (7,709)      (6,178)
--------------------------------------------------------------------------------------------
Fair value of plan assets, December 31   $ 916,470    $520,389       $       -     $      -
============================================================================================

Funded status of plan
  Funded status, December 31             $ 228,739    $ 68,284       $(107,214)    $(77,970)
  Unrecognized actuarial gain             (116,161)    (42,519)         (3,587)      (5,967)
  Unrecognized prior service cost            5,947       6,906               -            -
  Unrecognized net transition obligation         -           -          42,212       45,459
--------------------------------------------------------------------------------------------
Recognized amount                        $ 118,525    $ 32,671       $ (68,589)    $(38,478)
============================================================================================


Amount recognized in the consolidated
 balance sheet
  Prepaid benefit cost                   $ 118,525    $ 32,671       $       -     $      -
  Accrued benefit liability                      -           -         (68,589)     (38,478)
--------------------------------------------------------------------------------------------
Recognized amount                        $ 118,525    $ 32,671       $ (68,589)    $(38,478)
============================================================================================



Operating expenses for 1999, 1998 and 1997 included the following components.
-------------------------------------------------------------------------------------------------------------------
                                                                                             Other
                                                   Pension Benefits                  Postretirement Benefits
                                         --------------------------------    --------------------------------------
                                             1999        1998        1997       1999          1998         1997
-------------------------------------------------------------------------------------------------------------------
                                                                     in thousands
Net periodic benefit cost
  Service cost                           $ 17,900    $ 17,512    $ 17,220    $ 2,060       $ 1,959       $1,890
  Interest cost                            31,080      29,014      27,751      5,479         5,064        4,871
  Expected return on plan assets          (48,748)    (40,631)    (34,395)         -             -            -
  Prior service cost amortization             959         961         954          -             -            -
  Actuarial gain                                -           -           -          -             -         (486)
  Transition amount amortization -         (1,340)     (1,341)      3,247      3,247         3,247
-------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                $  1,191    $  5,516    $ 10,189    $10,786       $10,270       $9,522
===================================================================================================================

Weighted-average assumptions
 as of December 31
  Discount rate                              8.00%       7.00%       7.25%      7.75%         6.25%        6.75%
  Expected return on plan assets             9.50        9.50        9.50          -             -            -
  Rate of compensation increase              5.15        4.65        4.90       5.15 (1)      4.65 (1)     4.90 (1)
-------------------------------------------------------------------------------------------------------------------

(1) Applicable to life insurance only.




Net periodic pension cost includes $1.7 million, $1.9 million and $2.0 million for 1999, 1998 and 1997, respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.

The Company has assumed a health care cost trend rate of 9% for 2000, decreasing 1% per year to an ultimate rate of 7% in the year 2002. The assumed health care cost trend rate has an effect on the amounts reported.
For example, increasing the assumed health care cost trend by 1% would increase the aggregate service and interest cost component by $.1 million and the accumulated postretirement benefit obligation by $1.2 million. Decreasing the health care cost trend rate by 1% would decrease the aggregate service and interest cost components by $.1 million and the accumulated post retirement benefit obligation by $1.4 million.

Employees hired after January 1, 1997 become participants in a defined contribution plan after one year of service. The Company also maintains a 401(k) plan covering substantially all employees. Contributions to these defined contribution plans are based on a percentage of employees' compensation or their own contributions in the case of the 401(k) plan. Pension expenses recognized for defined contribution plans totaled $10.2 million in 1999, $8.9 million in 1998 and $8.3 million in 1997.

Note 25. Business Segments
-------------------------------------------------------------------------------------------------------
                                                     Segments
                               --------------------------------------------------
                               Commercial      Mortgage     Personal
                                  Banking       Banking      Banking     Treasury      Other      Total
-------------------------------------------------------------------------------------------------------
                                                         in millions
1999
----
Net interest income (1)           $   412        $   87      $   556       $   23     $  148    $ 1,226
Other operating income                166            39          225            2         32        464
Total income                          578           126          781           25        180      1,690
Provision for credit losses (2)        57            (1)          78            -        (44)        90
Other expenses (3)                    248            58          447            8         67        828
Pretax income                         273            69          256           17        157        772
Average assets                     11,797         8,438        4,014        4,921      5,068     34,238
Average liabilities/equity (4)      7,033           326       15,038        6,312      5,529     34,238

1998
----
Net interest income (1)           $   352        $   76      $   567       $   22     $  148    $ 1,165
Other operating income                133            53          209            -         65        460
Total income                          485           129          776           22        213      1,625
Provision for credit losses (2)        30           (11)          79            -        (18)        80
Other expenses (3)                    220            53          443            9         55        780
Pretax income                         235            87          254           13        176        765
Average assets                      9,202         8,489        4,346        5,279      5,531     32,847
Average liabilities/equity (4)      5,873           327       14,731        6,720      5,196     32,847

1997
----
Net interest income (1)           $   365        $   83      $   578       $   14     $  134    $ 1,174
Other operating income                117            37          168            1         36        359
Total income                          482           120          746           15        170      1,533
Provision for credit losses (2)         8             6          144            -        (70)        88
Other expenses (3)                    215            59          424            7         76        781
Pretax income                         259            55          178            8        164        664
Average assets                      7,683         7,792        4,691        3,677      5,183     29,026
Average liabilities/equity (4)      5,272           296       14,037        3,683      5,738     29,026
-------------------------------------------------------------------------------------------------------

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit.  Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2) The provision apportioned to the segments is based on the segments net charge offs and the change in allowance for credit losses.  Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio. The difference between segment provisions and the Company provision is included in other.

(3) Expenses for the segments include fully apportioned corporate overhead expenses with the exception of non-recurring corporate expenses.

(4) Equity is not allocated to segments; it is included in other.




The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The segment results show the financial performance of the major business units. These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis. Management does not analyze depreciation and amortization expense or expenditures for additions to long-lived assets which are not considered significant. As such, these amounts are included in other expenses and average assets, respectively, in the table.
The following describes the four reportable segments.


The Commercial Banking Segment provides a diversified range of wholesale financial products and services. This segment provides loan and deposit products to small, middle market and large corporations including specialized products such as highly leveraged financings, equipment financing and real estate financing. These products and services are offered through multiple delivery systems, including the branch banking network. In addition various credit and trade related products are offered such as standby facilities, performance guarantees, acceptances and document handling. U.S. dollar clearings services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers.

The Mortgage Banking Segment provides residential mortgage loan financing through direct retail and wholesale origination channels. This segment originates loans through a network of brokers, wholesale agents and retail origination offices. It also manages the held portfolio, consisting of investments in various mortgage loan products originated by the Bank. Originations provides services ranging from application taking to loan closing. Servicing provides loan servicing functions on a contractual basis for mortgage loans owned by third parties.

The Personal Banking Segment provides an extensive variety of products and services including various loans, deposits, mutual funds, sales, investment management services and estate planning in addition to a wide array of branch services. This segment provides revolving cards and installment loan products marketed to individuals through the branch banking network.

The Treasury Segment maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk exposure. This segment is primarily responsible for trading activities for the purpose of generating profits by selling securities in the near term and for various wholesale funding of assets and liabilities.

Other consists primarily of available for sale securities, held for investment purposes and earnings on capital which are not allocated to the business segments. Other also includes certain non-recurring expenses and the provision for credit losses not assigned to business units.

Note 26. Commitments and Contingent Liabilities


At December 31, 1999 securities, loans and other assets carried in the consolidated balance sheet at $10.4 billion were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Rental expense under all operating leases, net of sublease rentals, was $43.5 million, $43.2 million and $42.1 million in 1999, 1998 and 1997, respectively. Minimum future rental commitments on operating leases in effect at December 3l, l999 were as follows: 2000, $72 million; 2001, $64 million; 2002, $53 million; 2003, $46 million; 2004, $40 million and $128 million thereafter.


Note 27. Litigation


The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings relating to the Princeton Note Matter that are described below.

On September 1, 1999, Republic announced that, as a result of an inquiry received from the Financial Supervisory Agency of Japan, it had commenced an internal investigation of the Futures Division of its wholly owned subsidiary, Republic New York Securities Corporation (RNYSC). The investigation focused on the involvement of the Futures Division of RNYSC with its customers Princeton Global Management Ltd. and affiliated entities (Princeton) and their Chairman, Martin Armstrong (the Princeton Note Matter).

A number of regulatory and law enforcement agencies also have commenced investigations of Princeton and Mr. Armstrong. Republic and RNYSC have been cooperating fully with those investigations, including by responding to various subpoenas and requests for information. The Securities and Exchange Commission and the Commodity Futures Trading Commission have commenced civil actions against Princeton and Mr. Armstrong. Additionally, Mr. Armstrong has been indicted by the U.S. Attorney for the Southern District of New York on charges of fraud and conspiracy.

At the core of these proceedings against Princeton and Mr. Armstrong are allegations that Mr. Armstrong and Princeton perpetrated a fraud in selling $3 billion (face value) of promissory notes to certain Japanese entities, approximately $1 billion (face value) of which allegedly remain outstanding. Since 1995, Princeton had maintained accounts at the Futures Division of RNYSC through which funds, allegedly including proceeds from the sale in Japan of such promissory notes, were invested and traded by Princeton. Mr. Armstrong is alleged to have caused employees of the Futures Division of RNYSC to issue letters containing inflated balances of the net asset values in the accounts of Princeton, some of which letters allegedly were provided by Mr. Armstrong and Princeton to at least some of its noteholders.

RNYSC has terminated the employment of its president and the president of the Futures Division of RNYSC.

Eleven civil actions have been brought to date against RNYSC by Japanese entities in connection with the Princeton Note Matter; ten of the eleven actions also assert claims against RNYC and Republic National Bank or HSBC USA Inc. and HSBC Bank USA as their respective successors (together with RNYSC, the Republic Parties). All eleven complaints are pending in the United States District Court for the Southern District of New York, and allege that Armstrong and Princeton perpetrated a fraud on the plaintiffs by selling them notes that remain unpaid. The eleven complaints allege that employees of RNYSC issued letters concerning the Princeton accounts that contained material misstatements.

The eleven civil proceedings commenced to date against one or more of the Republic Parties are Amada Co. v. Republic New York Securities Corporation, Gun-ei Chemical Industry Co., Ltd. v. Princeton Economics International Ltd.


et al., Chudenko Corp., v. Republic New York Securities Corporation, et al., and Alps Electric Co., Ltd. v. Republic New York Securities Corporation, et al., filed November 29, 1999, December 22, 1999, January 20, 2000 and February 7, 2000, respectively, Itoki Crebio Corp. v. HSBC USA Inc., et al., Kissei Pharmaceutical Co., Ltd. v. HSBC USA Inc., et al., Maruzen Company, Ltd., v. HSBC USA Inc., et al., SMC Corporation v. HSBC USA Inc., et al., and Asatsu-DK Inc. v. HSBC USA Inc., filed on February 14, 2000, Starzen
Co., Ltd. v. Republic New York Securities Corporation, et al., filed on February 23, 2000, and Yakult Honsha Co., Ltd. v. Republic New York Securities Corp., filed on February 25, 2000. The Amada action alleges unpaid notes in the amount of Yen 12.5 billion (approximately $123 million), the Gun-ei action alleges unpaid notes in the amount of Yen 11.8 billion (approximately $114 million), the Chudenko action, which is brought by 22 separate Japanese entities, alleges unpaid notes totalling approximately $360 million, the Alps action alleges unpaid notes in the amount of approximately $212 million, the Itoki action alleges unpaid notes in the amount of approximately $4.4 million, the Kissei action alleges unpaid notes of approximately $24.8 million, the Maruzen action alleges unpaid notes of approximately $50 million, the SMC action alleges unpaid notes of approximately $19.5 million, the Asatsu-DK action alleges unpaid notes of approximately $24.6 million, the Starzen action alleges an unpaid note of $28.6 million, and the Yakult action alleges an outstanding note of $120 million of which approximately $25 million remains unpaid, and an unpaid note of approximately $50 million. All of the actions assert common law claims and claims under either the federal securities laws or the Racketeer Influenced and Corrupt Organization Act (RICO), or both. All the actions seek punitive damages, and all but the Gun-ei and Amada actions seek treble damages under the RICO statute. The Republic Parties filed a motion to dismiss the Amada complaint on February 4, 2000; their time to respond to the other actions has not yet occurred. In February 2000, RNYSC received notice that World Nichei Securities Co., Ltd., the defendant in an action relating to the Princeton Note Matter brought in Japan by Hamaya-gurni Co., Ltd., will seek to hold RNYSC and its affiliates liable for any losses it incurs in that action.

In addition, on October 7, 1999, a purported class action entitled Ravens v. Republic New York Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of investors who acquired common stock of Republic between May 14, 1999 and September 15, 1999. The complaint alleges that the defendants violated the federal securities laws in the merger transaction between Republic and HSBC by failing to disclose facts relating to potential liabilities with respect to the Princeton Note Matter. The complaint seeks unspecified damages on behalf of the class.

It is not possible to assess the outcome of these proceedings at present. The Republic Parties intend to defend vigorously against the claims arising from the Princeton Note Matter.

Note 28. Financial Instruments With Off-Balance Sheet Risk


The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to realize profits. These financial instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. Credit risk represents the possibility of loss resulting from the failure of another party to perform in accordance with the terms of a contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Market risk represents the exposure to future loss resulting from the decrease in value of an on- or off-balance sheet financial instrument caused by changes in interest rates. Market risk is a function of the type of financial instrument involved, transaction volume, tenor and terms of the agreement and the overall interest rate environment. The Company controls market risk by managing the mix of the aggregate financial instrument portfolio and by entering into offsetting positions.



A summary of financial instruments with off-balance sheet risk follows.
----------------------------------------------------------------------------------------------------
December 31,                                                                         1999       1998
----------------------------------------------------------------------------------------------------
                                                                                      in millions
Financial instruments whose contractual amounts represent the associated risk:
   Standby letters of credit and financial guarantees (net of risk
    participations of $223 and $16)                                              $  3,477    $ 1,687
   Other letters of credit                                                            838        490
   Commitments to extend credit                                                    23,236     15,460
   Commitments to deliver mortgaged-backed securities                                 210        850
Financial instruments whose notional or contractual amounts do not represent the associated risk:
   Interest rate contracts                                                        116,008     12,409
   Foreign exchange contracts                                                     103,071        159
   Commodity, equity and other contracts                                           42,025        272
----------------------------------------------------------------------------------------------------



For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Although management does not anticipate any significant loss as a result of these transactions, an allowance for credit loss related to these instruments of $19.7 million is included in interest, taxes and other liabilities on the consolidated balance sheet at December 31, 1999.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing instruments at current interest and exchange rates. Based on this measurement, $2,750 million was at risk at December 31, 1999. See Note 29 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. See Note 22 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.


Foreign exchange contracts represent the gross amount of contracts to purchase and sell foreign currencies. The extent to which offsets may exist are not considered.

Note 29. Derivative Financial Instruments


The Company is party to various derivative financial instruments as an end user to manage its overall interest rate risk within the context of a comprehensive asset and liability management strategy, to offset the risk associated with changes in value of various assets and liabilities accounted for on a mark to market basis including its trading account and available for sale investment securities portfolio, to protect against impairment in value of its mortgage servicing rights portfolio, and for trading in its own account. The Company is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices and commodity prices, focusing on structuring of customized transactions to meet clients' needs. Counterparties generally include financial institutions including banks, central banks, other government agencies, both foreign and domestic, and insurance companies.

Derivative instruments are contracts whose value is derived from that of an underlying financial instrument, physical commodity or market index and generally do not involve the exchange of principal but may involve the payment of a fee or receipt of a premium at inception of a contract. Certain instruments, such as futures and forward contracts, commit the Company to buy or sell a specified financial instrument, currency, precious metals or other commodities at a future date. Futures contracts are exchange traded instruments that settle through an independent clearing house and require daily cash settlement. Forward contracts are customized transactions that require no cash settlement until the end of the contract.

Other contracts, such as interest rate swaps involve commitments to make periodic cash settlements based upon the differentials between specified rates or indices applied to a stated notional amount. Purchased option contracts give the right, but do not obligate the holder, to acquire or sell for a limited time a financial instrument, precious metal or commodity at a designated price upon payment of an up front fee. The writer of an option receives an up front premium as payment for assuming the risk of unfavorable changes in the price of the underlying instrument, or index.

The derivative instrument portfolios are actively managed in response to changes in overall and specific balance sheet positions, cash requirements, and expectations of future interest rates, market environments and business strategies. Market risk associated with derivatives arises principally from the potential for future changes in the prices of underlying securities, commodities or indices, or the volatility of such prices or rates. The credit risk with derivatives arises principally from the potential of the counterparty to fail to meet its obligation to settle the contract on a timely basis. The Company controls these risks through the establishment and monitoring of approved limits and by dealing with investment grade counterparties including other members of the HSBC Group, obtaining collateral where appropriate and by using master netting agreements where available.


Pursuant to an overall balance sheet risk management strategy, derivative instruments are used to alter the cash flows and maturity characteristics of certain of these assets and liabilities and hedge anticipated repricing in order to maintain net interest margin within a range that management considers acceptable given assumptions as to changes in interest rates. In addition, the Company utilizes derivative instruments to mitigate the effects of changes in interest rates on the market valuation of its available for sale investment securities portfolio and to protect against the erosion in value of mortgage servicing rights in declining rate environments. Derivatives used for these purposes are collectively referred to as asset and liability management positions.

The Company deploys a portion of its excess liquidity by maintaining active positions in a variety of debt instruments in its trading portfolio. Derivative instruments are utilized to hedge market and interest rate risk associated with the on-balance sheet instruments held in this portfolio. The Company also holds derivative instruments for speculative purposes, as hedges in conjunction with the acquired precious metals businesses, foreign exchange trading activities and to facilitate customer transactions. Derivatives used for this purpose are collectively referred to as trading positions.

The following table summarizes the notional or contractual amounts of derivative instruments used for both trading and asset and liability management purposes. These amounts serve as volume indicators to denote the level of activity by instrument class and include contracts that have both favorable and unfavorable value to the Company. These notional amounts do not represent the amounts to be exchanged by the Company, nor do they measure the exposure to credit or market risk. Asset and liability management positions include intercompany transactions that are established between independent trading departments of the Company that act as counterparties. The exposure may be limited by offsetting asset or liability positions held by the Company or by the use of master netting agreements.


-----------------------------------------------------------------------------------------------
                                                   Contractual/Notional Amounts
                                              1999                            1998
                                   ----------------------------     ---------------------------
                                                Asset/Liability                 Asset/Liability
December 31,                        Trading          Management     Trading          Management
-----------------------------------------------------------------------------------------------
                                                             in millions
Interest rate:
  Futures and forwards             $ 27,545             $ 6,954        $300             $ 4,115
  Swaps                              38,220              20,291           -               5,671
  Options written                     7,232                 150           -                 150
  Options purchased                   6,564               8,182           -               2,173
  Other                                   -                 870           -                   -
-----------------------------------------------------------------------------------------------
                                   $ 79,561             $36,447        $300             $12,109
===============================================================================================
Foreign exchange:
  Swaps, futures and forwards      $ 58,321             $ 1,957        $159             $     -
  Options written                    21,057                   -           -                   -
  Options purchased                  20,957                   -           -                   -
  Spot                                  772                   7           -                   -
-----------------------------------------------------------------------------------------------
                                   $101,107             $ 1,964        $159             $     -
===============================================================================================

Other:
  Swaps, futures and forwards      $ 27,527             $ 1,242        $  -             $     -
  Options written                     5,969                 682           -                   -
  Options purchased                   6,047                 537           -                 272
  Other                                  21                   -           -                   -
-----------------------------------------------------------------------------------------------
                                   $ 39,564             $ 2,461        $  -             $   272
===============================================================================================




The fair value of derivative financial instruments held for asset and liability management purposes was $759 million and $165 million at December 31, 1999 and 1998, respectively. The fair value of derivative financial instruments held for trading purposes was $182 million and $4 million at December 31, 1999 and 1998, respectively.

Note 30. Concentrations of Credit Risk


The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. Prior to the Republic acquisition, the Company participated in lending activity throughout the United States and on a limited basis abroad with credit risk concentrated in the Northeastern United States. The acquisition included a real estate portfolio, concentrated in the New York metropolitan area, secured by multi-family, commercial and residential properties. The acquisition also included an international portfolio. See Note 31 for a geographic distribution of year end assets.

The ability of individual borrowers to repay is generally linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets. At December 31, 1999 58% of residential mortgages and 73% of commercial construction and mortgage loans were located within the Northeastern United States.

In general, the Company controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is the Company's policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management's credit evaluation.



Note 31. Geographic Distribution of Revenues and Assets


The following table summarizes the Company's activities by geographic areas.
--------------------------------------------------------------------------------
                                        Period End
                                          Assets             Total Revenue (1)
                                    -----------------   ------------------------
                                       1999      1998     1999     1998     1997
--------------------------------------------------------------------------------
                                                   in millions
United States                       $81,834   $32,207   $1,597   $1,553   $1,438
Europe/Middle East/Africa             5,299     1,367       35        8       38
Asia/Pacific                          1,249       278       42       46       36
Other Western Hemisphere              2,518       472       16       18       21
Less allowance for credit losses       (660)     (380)       -        -        -
--------------------------------------------------------------------------------
Total                               $90,240   $33,944   $1,690   $1,625   $1,533
--------------------------------------------------------------------------------

(1) Includes net interest income and other operating income.




Loans are distributed geographically primarily on the basis of the location of the head office or residence of the borrowers or, in the case of certain guaranteed loans, the guarantors. Interest bearing deposits with banks are grouped by the location of the head office of the bank. Investments and acceptances are distributed on the basis of the location of the issuers or borrowers.


Interest and fee related income is distributed geographically on the same basis as the related asset. A charge or credit is made at market rates for use of funds after consideration has been given for the use of capital. Other operating income is distributed to the geographic area where the service or operation is performed.

Note 32. Fair Value of Financial Instruments


The following disclosures represent the Company's best estimate of the fair value of on- and off-balance sheet financial instruments. The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to do so.

Financial instruments with carrying value equal to fair value - The carrying value of certain financial assets including cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, and customers' acceptance liability and certain financial liabilities including short-term borrowings, interest, taxes and other liabilities and acceptances outstanding, as a result of their short-term nature, are considered to be equal to fair value.

Securities and trading assets and liabilities - Fair value has been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

Loans - The fair value of the performing loan portfolio has been determined principally based upon a discounted analysis of the anticipated cash flows, adjusted for expected credit losses. The loans have been grouped to the extent possible, into homogeneous pools, segregated by maturity and the weighted average maturity and average coupon rate of the loans within each pool. Depending upon the type of loan involved, maturity assumptions have been based on either contractual or expected maturity.

Credit risk has been factored into the present value analysis of cash flows associated with each loan type, by allocating the allowance for credit losses. The allocated portion of the allowance, adjusted by a present value factor based upon the timing of expected losses, has been deducted from the gross cash flows prior to calculating the present value.

As a result of the allocation of the allowance to adjust the anticipated cash flows for credit risk, a published interest rate that equates as closely as possible to a "risk-free" or "low-risk" loan has been selected for the purpose of discounting the commercial loan portfolio, adjusted for a liquidity factor where appropriate.

Consumer loans have been discounted at the estimated rate of return an investor would demand for the product, without regard to credit risk. This rate has been formulated based upon reference to current market rates. The fair value of the residential mortgage portfolio has been determined by reference to quoted market prices for loans with similar characteristics and maturities.

Intangible assets - The Company has elected not to specifically disclose the fair value of certain intangible assets. In addition, the Company has not estimated the fair value of unrecorded intangible assets associated with its own portfolio such as core deposits. The fair value of the Company's intangibles is believed to be significant.

Deposits - The fair value of demand, savings and certain money market deposits is equal to the amount payable on demand at the reporting date. For deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-term debt - Fair value has been estimated based upon interest rates currently available to the Company for borrowings with similar characteristics and maturities.

The following, which is provided for disclosure purposes only, provides a comparison of the carrying value and fair value of the Company's financial instruments. Fair values have been determined based on applicable requirements and do not necessarily represent the amount that would be realized upon their liquidation.


----------------------------------------------------------------------------------
                                               1999                     1998
                                       -------------------      -------------------
                                       Carrying       Fair      Carrying       Fair
December 31,                              Value      Value         Value      Value
-----------------------------------------------------------------------------------
                                                      in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                  $ 9,873    $ 9,845       $ 4,223    $ 4,169
    Related derivatives                      24         (4)           55          1
  Trading assets                          4,527      4,527           826        826
    Related derivatives                   1,773      1,773             -          -
  Securities available for sale          25,974     25,974         4,238      4,238
  Securities held to maturity             4,812      4,812             -          -
  Loans, net of allowance                37,285     37,106        23,716     23,787
    Related derivatives                      36          5            46         66

Financial liabilities:
  Instruments with carrying value
   equal to fair value                   14,559     14,550         3,625      3,625
    Related derivatives                       8         (1)            -          -
  Deposits:
   Without fixed maturities              45,629     45,629        18,211     18,211
   Fixed maturities                      10,818     10,857         8,046      8,076
    Related derivatives                      (3)         5            (8)        (1)
  Trading account liabilities             2,441      2,441            77         77
    Related derivatives                   1,817      1,817             -          -
  Long-term debt                          5,881      5,880         1,744      1,814
    Related derivatives                      (4)        27            (4)       (68)
------------------------------------------------------------------------------------



Excluded from the above is the $169 million mark-to-market and the $175 million of accrued receivables recorded on the December 31, 1999 balance sheet associated with derivative contracts acquired from Republic that are held for asset and liability management purposes.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments. Further detail with respect to off-balance sheet financial instruments is provided in Note 28, Financial Instruments With Off-Balance Sheet Risk.


Note 33. Financial Statements of HSBC USA Inc. (parent)


Condensed parent company financial statements follow.
--------------------------------------------------------------------------------------
Balance Sheet
December 31,                                                       1999          1998
--------------------------------------------------------------------------------------
                                                                   in thousands
Assets:
Cash and due from banks                                     $       315    $        -
Interest bearing deposits with banks (including
 $2,306,481 and $1,012,800 in banking subsidiary)             2,371,481     1,077,800
Trading assets                                                  213,398             -
Securities available for sale                                 6,821,320        24,330
Securities held to maturity (fair value $135,212
 in 1999)                                                       135,212             -
Loans (net of allowance for credit losses of
 $13,208 and $1,284)                                             82,903        37,694
Receivable from subsidiaries                                  1,852,461       702,759
Investment in subsidiaries at amount of their
 net assets
    Banking                                                   9,391,845     2,373,656
    Other                                                     1,276,828        23,892
Goodwill and other acquisition intangibles                      545,808             -
Other assets                                                    382,772        47,324
--------------------------------------------------------------------------------------
Total assets                                                $23,074,343    $4,287,455
--------------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                       $ 7,589,186    $   14,027
Short-term borrowings                                         1,135,821       910,457
Long-term debt                                                3,552,261       722,346
Long-term debt due to subsidiary                                755,914       412,372
--------------------------------------------------------------------------------------
Total liabilities                                            13,033,182     2,059,202
Shareholders' equity *                                       10,041,161     2,228,253
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $23,074,343    $4,287,455
--------------------------------------------------------------------------------------

* See Consolidated Statement of Shareholders' Equity, page 40.




--------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                                1999         1998         1997
--------------------------------------------------------------------------------------
                                                            in thousands
Income:
  Dividends from banking subsidiaries              $450,000     $405,000     $275,000
  Dividends from other subsidiaries                   1,001        7,001          804
  Interest from banking subsidiaries                 96,836       91,405       84,599
  Other interest income                              15,469        7,641       12,290
  Securities transactions                             7,800        7,529       12,650
  Other income                                        4,014        2,467        2,492
--------------------------------------------------------------------------------------
Total income                                        575,120      521,043      387,835
--------------------------------------------------------------------------------------
Expenses:
  Interest (including $33,378, $33,382,
   and $26,813 paid to subsidiaries)                123,920      123,053      114,294
  Other expenses                                     13,831        6,504        7,535
--------------------------------------------------------------------------------------
Total expenses                                      137,751      129,557      121,829
--------------------------------------------------------------------------------------
Income before taxes and equity in undistributed
 income of subsidiaries                             437,369      391,486      266,006
Income tax benefit                                   (4,360)      (5,962)      (2,527)
--------------------------------------------------------------------------------------
Income before equity in undistributed income
 of subsidiaries                                    441,729      397,448      268,533
Equity in undistributed income of subsidiaries       21,983      129,619      202,417
--------------------------------------------------------------------------------------
Net income                                         $463,712     $527,067     $470,950
--------------------------------------------------------------------------------------


                                      75


--------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                                 1999         1998        1997
--------------------------------------------------------------------------------------
                                                             in thousands
Cash flows from operating activities:
  Net income                                      $  463,712    $ 527,067   $ 470,950
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                        853        3,128       3,693
    Net change in other accrued accounts              33,788       (4,294)     49,380
    Undistributed income of subsidiaries             (21,983)    (129,619)   (202,417)
    Other, net                                       (12,879)     116,636    (149,056)
--------------------------------------------------------------------------------------
      Net cash provided by operating
       activities                                    463,491      512,918     172,550
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                              (298,400)      57,600      81,700
  Purchases of securities                                  -            -      (5,000)
  Sale of securities                                  13,198       12,366      20,785
  Principal collected on long-term loans             (35,279)      19,934      55,658
  Long-term loans advanced                            (3,633)    (200,000)   (100,000)
  Investment in banking subsidiary                         -            -     (95,298)
  Other, net                                         (19,937)      14,156         229
--------------------------------------------------------------------------------------
      Net cash used by investing
       activities                                   (344,051)     (95,944)    (41,926)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings                (64,125)      63,026      90,798
  Issuance of long-term debt                         200,000            -     200,000
  Repayment of long-term debt                       (100,000)           -    (125,000)
  Redemption of preferred stock                            -            -     (98,063)
  Dividends paid                                    (155,000)    (480,000)   (202,937)
--------------------------------------------------------------------------------------
      Net cash used by financing
       activities                                   (119,125)    (416,974)   (135,202)
--------------------------------------------------------------------------------------
Net change in cash and due from banks                    315            -      (4,578)
Cash and due from banks at beginning of year               -            -       4,578
--------------------------------------------------------------------------------------
Cash and due from banks at end of year            $      315    $       -   $       -
--------------------------------------------------------------------------------------
Cash paid for:
  Interest paid                                   $  120,963    $ 121,889   $ 120,840
Non-cash activities related to acquisitions:
  Preferred stock assumed                            500,000            -           -
  Capital contributed principally in the form
   of treasury securities                          7,095,940            -           -
--------------------------------------------------------------------------------------



The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company (see Note 18).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 1999.

P A R T  III

Item 10. Directors and Executive Officers of the Registrant


Directors
Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Sal H. Alfiero, age 62, Founder, Chairman and Chief Executive Officer, Mark IV Industries, Inc. Mr. Alfiero has been a director of the Bank since 1996. He is also a director of Phoenix Home Life Mutual Insurance Company, Southwire Company, Niagara Mohawk Power Corp., National Health Care Affiliates, Inc., Kaleida Health System and a trustee for the University of Buffalo Foundation. Elected January, 2000.

Sir John R. H. Bond, age 58, Chairman of the Company and the Bank since 1997 and Group Chairman of HSBC since 1998. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, The Hongkong and Shanghai Banking Corporation Limited from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Sir John is director and Chairman of HSBC Finance (Netherlands), Chairman of HSBC Bank plc, Chairman of HSBC Bank Middle East and a director of The Hongkong and Shanghai Banking Corporation Ltd. and Saudi British Bank. Elected in 1987.

James H. Cleave, age 57, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of HSBC Bank Canada since 1987. Mr. Cleave is also Chairman of HSBC Bank Canada and a director of that Bank. Elected in 1991.

Frances D. Fergusson, age 55, President, Vassar College since 1986.
Formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is a member of the Board of Trustees of the Ford Foundation and Chair of the Board of the Mayo Foundation, and is a director of C H Energy Group. She was a director of the Company from 1990 through 1994 and has been a director of the Bank since 1990. Reelected January, 2000.

Douglas J. Flint, age 44, Group Finance Director, HSBC and an Executive Director of HSBC since 1995. A director of HSBC Investment Bank Holdings plc, HSBC Bank Malaysia Berhad, HSBC Argentina Holdings S.A., and a director of the Bank since 1998. Mr. Flint is a member of the Urgent Issues Task Force of the Accounting Standards Board and a former partner in KPMG. Elected January, 2000.


Martin J. G. Glynn, age 48, Director, President and Chief Executive Officer, HSBC Bank Canada. He joined HSBC Bank Canada in 1982. He is also a director of the Bank and First Vice Chair of the Canadian Chamber of Commerce. Elected January, 2000.

Stephen K. Green, age 51, Executive Director Investment Banking and Markets, HSBC and an Executive Director of HSBC since 1998. Joined The Hongkong and Shanghai Banking Corporation Limited in 1982. Group Treasurer from 1992 to February, 1998. Mr. Green is Chairman of HSBC Investment Bank Holdings plc and a director of HSBC Bank plc and Guyerzeller Bank AG. A director of the Bank and the Company since January, 2000.

Ulric Haynes, Jr., age 68, Executive Dean for International Relations, Hofstra University. Formerly Dean, School of Business, Hofstra University and a consultant on international business. Mr. Haynes was American Ambassador to Algeria from 1977 to 1981 and is a director of Pall Corporation, Reliastar Life of New York and INNCOM International, Inc. He was a director of the Company from 1981 through 1994 and has been a director of the Bank since 1981. Reelected January, 2000.

Richard A. Jalkut, age 55, President and Chief Executive of Pathnet. Formerly President and Group Executive, NYNEX Telecommunications and Executive Vice President and Chief Operating Officer of New England Telephone and New York Telephone. He was a director of the Company from 1992 through 1994 and has been a director of the Bank since 1992. He is a director of Digex Corp. and IKON Office Solution. Reelected January, 2000.

Bernard J. Kennedy, age 68, Chairman and Chief Executive Officer of National Fuel Gas Company. Also Chairman of National Fuel Gas Distribution Corporation, National Fuel Gas Supply Corporation and Seneca Resources Corporation. He is a director of American Precision Industries, Merchants Mutual Insurance Co., AEGIS Insurance Services Inc., Niagara Independence Marketing Company and Seneca Independence Pipeline Company. Mr. Kennedy was a director of the Company from 1991 through 1994 and has been a director of the Bank since 1991. Reelected January, 2000.

Peter Kimmelman, age 55, Private Investor. Formerly a director of Republic and Republic Bank since 1979. A director of the Bank and the Company since January, 2000.

Charles G. Meyer, Jr., age 62, President of Cord Meyer Development Company. Formerly a director of Republic Bank. A director of the Bank and the Company since January, 2000.

James L. Morice, age 62, Founding Partner of Mirtz Morice, Inc., a management consulting firm. Formerly a director of Republic and Republic Bank since 1987. A director of the Bank and the Company since January, 2000.

Youssef A. Nasr, age 45, President and Chief Executive Officer of the Company and the Bank since January, 2000 and a director of the Company and the Bank since 1998. Mr. Nasr is a director of HSBC Bank Canada and was President and Chief Executive Officer of HSBC Bank Canada from 1998 through 1999. He has been a member of the HSBC Group since 1976 and was appointed a Group General Manager in 1998. Elected in 1998.


Jonathan Newcomb, age 53, Chairman & CEO, Simon & Schuster, Inc. Prior to that he held the office of President and Chief Operating Officer. He was previously President of McGraw Hill Financial & Economic Information Group which included the business units of Standard & Poor's and Data Resources Inc. He is a director of the Bank, Primark Corporation and LearnX.com. He is also a member of the Board of Trustees of Dartmouth College and the Board of Overseers for Dartmouth's Amos Tuck School of Business Administration.
Elected January, 2000.

Henry J. Nowak, age 64, Attorney, Consultant and a member of the U.S. House of Representatives from 1974 through 1992. Mr. Nowak is a director of A&G Resources Corporation and Gulf Canada Resources, Ltd. and is a member of the New York State and Erie County Bar Associations. He was a director of the Company from 1993 through 1994 and has been a director of the Bank since 1993. Reelected January, 2000.

Keith R. Whitson, age 56, Group Chief Executive Officer of HSBC since 1998 and a director of HSBC since 1994. Formerly Chief Executive Officer of HSBC Bank plc from 1992 through 1998. Prior to that he was Executive Director of the Company from 1990 through 1992. He has been with HSBC since 1961. Elected in 1998.

Directors' Compensation


For their services as directors of both the Company and the Bank, all nonemployee directors receive an annual retainer of $30,000, plus a fee of $1,000 for each Board meeting attended. Directors who are employees of HSBC or other Group affiliates do not receive annual retainers or fees. In addition, nonemployee directors who are members of any committee of the Board of Directors other than the Audit and Examining Committee also receive a fee of $1,000 for attendance at committee meetings except, when a meeting is held on the same day as a Board meeting or if participation is by conference telephone, the fee is $500. Additionally, committee chairmen receive annual fees of $2,500 for acting in that capacity. Members of the Audit and Examining Committee receive an annual fee which is $9,000 for the chairman and $6,000 for the other members and $500 per meeting for special meetings. Directors are reimbursed for their expenses incurred in attending meetings. The Company and the Bank have standard arrangements pursuant to which directors may defer all or part of their fees.

The Directors' Retirement Plan covers nonemployee directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before his retirement benefit has commenced, his beneficiary will receive a death benefit calculated as if the director had retired on the date of his death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to his beneficiary. The Plan is unfunded and payment will be made out of the general funds of the Company or the Bank.




Executive Officers


The table below shows the names and ages of all executive officers of the
Company and the positions held by them as of March 1, 2000 and the dates when elected an executive officer of the Company or the Bank.
------------------------------------------------------------------------------------
                                Year
Name                   Age   Elected     Present Position with the Company
------------------------------------------------------------------------------------
Youssef A. Nasr         45      2000     President and Chief Executive Officer
Leslie E. Bains         56      2000     Senior Executive Vice President
Robert M. Butcher       56      1988     Senior Executive Vice President
                                          and Chief Financial Officer
Alexander A. Flockhart  48      1999     Senior Executive Vice President
Paul L. Lee             53      2000     Senior Executive Vice President
                                          and General Counsel
Vincent J. Mancuso      53      1996     Senior Executive Vice President
                                          and Group Audit Executive, USA
Robert H. Muth          47      1993     Senior Executive Vice President
Vito S. Portera         57      2000     Senior Executive Vice President
Gerald A. Ronning       52      1991     Executive Vice President and Controller
Elias Saal              47      2000     Senior Executive Vice President
Iain A. Stewart         41      2000     Senior Executive Vice President
Philip S. Toohey        56      1990     Senior Executive Vice President
                                          and Secretary
George T. Wendler       55      2000     Senior Executive Vice President
------------------------------------------------------------------------------------



Youssef A. Nasr had been a Director of the Company since 1998. From 1998 through 1999, he had been President and Chief Executive Officer of HSBC Bank Canada. He has been a member of the HSBC Group since 1976.

Leslie E. Bains had headed domestic private banking and investments at Republic. Ms. Baines joined Republic in 1993.

Alexander A. Flockhart previously was HSBC's Managing Director of the Saudi British Bank. From 1992 to 1994, he served as the Chief Executive Officer of HSBC Thailand. He joined HSBC in 1974.

Iain A. Stewart is an HSBC International officer who was Group Treasurer in London from 1994 to 1999 and formerly manager of Group Market Risk. He joined HSBC in 1981 and was Treasurer USA from 1989 to 1993.

Messrs. Lee, Portera, Saal and Wendler each served Republic or Republic Bank in executive capacities for more than five years. Messrs. Butcher, Mancuso, Muth, Ronning and Toohey each served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.


Item 11. Executive Compensation


The following table sets forth information as to the compensation earned through December 31, 1999 by the President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank. Principal position indicates capacity served in 1999.



Summary Compensation Table
--------------------------------------------------------------------------------------

                                         Annual Compensation                      All
Name and                                                                        Other
Principal Position               Year     Salary     Bonus       Other   Compensation
--------------------------------------------------------------------------------------
I. Malcolm Burnett               1999   $637,648   $117,945   $369,959       $      -
 President and                   1998    618,736     55,500    393,025              -
 Chief Executive Officer         1997    474,793     44,938    258,851              -
John A. D. Hamilton              1999    583,052     74,795    210,793              -
 Executive Vice President        1998    527,256     48,622    230,586              -
 Information Technology          1997    452,932     41,312    275,198              -
Robert H. Muth                   1999    296,596    275,000      1,469        110,175
 Chief Administrative Officer    1998    299,593    211,825      5,093         10,400
                                 1997    231,985    135,025      4,588          9,194
Robert B. Engel                  1999    305,192    229,800      2,495         12,208
 Chief Banking Officer           1998    300,565    211,825      7,475         12,223
                                 1997    204,385    122,875      5,783          7,440
Robert M. Butcher                1999    319,846    188,025      6,724          6,400
 Executive Vice President and    1998    313,358    173,000     12,721          6,400
 Chief Financial Officer         1997    307,015    184,250      9,315          6,844
--------------------------------------------------------------------------------------


Mr. Burnett and Mr. Hamilton have been seconded to the Bank by HSBC which pays their salary and other benefits pursuant to arrangements applicable to international HSBC officers. Other Annual Compensation for Mr. Burnett includes $282,446, $274,164 and $147,093 for 1999, 1998 and 1997,
respectively, received for housing allowance. Mr. Hamilton's Other Annual Compensation includes a housing allowance of $73,561, $70,562 and $69,768 for 1999, 1998 and 1997, respectively. It also includes an education allowance of $118,987, $105,860 and $81,987 for 1999, 1998 and 1997, respectively, and an executive travel allowance of $56,472 in 1999. Other Annual Compensation for the other named executives includes health and insurance benefits.

Amounts reported as All Other Compensation include the Company's contributions to its 401(k) plan and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, which is the maximum matching contribution available under the 401(k) plan. HSBC secondees to the Company do not participate in these benefit plans. All Other Compensation for Mr. Muth in 1999 also includes reimbursement of moving expenses.

HSBC has granted options on HSBC common stock to the named executives. Options were granted on March 19, 1999, exercisable beginning March 29, 2002 conditional upon the growth in earnings per share of HSBC over the three year period and expiring March 19, 2009.

The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the Company's retirement plans which cover most officers and employees on a non-contributory basis. The amounts shown are before application of social security reductions. Years of service credited for benefit purposes is limited to 30 years in the aggregate.



-----------------------------------------------------------------------------
                              Estimated Annual Retirement Benefits for
Five Year Average             Representative Years of Credited Service
  Compensation             15          20          25          30          35
-----------------------------------------------------------------------------
    $125,000         $ 36,813    $ 49,313    $ 61,813    $ 74,313    $ 74,625
     150,000           44,175      59,175      74,175      89,175      89,550
     175,000           51,538      69,038      86,538     104,038     104,475
     200,000           58,900      78,900      98,900     118,900     119,400
     225,000           66,263      88,763     111,263     133,763     134,325
     250,000           73,625      98,625     123,625     148,625     149,250
     300,000           88,350     118,350     148,350     178,350     179,100
     350,000          103,075     138,075     173,075     208,075     208,950
     400,000          117,800     157,800     197,800     237,800     238,800
     450,000          132,525     177,525     222,525     267,525     268,650
-----------------------------------------------------------------------------



The Pension Plan is a non-contributory defined benefit pension plan under which the Bank and other participating subsidiaries of the Company make contributions in actuarially determined amounts. Compensation covered by the Pension Plan includes regular basic earnings (including salary reduction contributions to the 401(k) plan), but not incentive awards, bonuses, special payments or deferred salary. The Company maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Pension Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of the Bank or other participating subsidiaries. The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 1999, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Engel, 19.4; Mr. Muth, 13.5; and Mr. Butcher, 21.7. HSBC secondees to the Company do not participate in the retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management


Principal Holder of Securities
The Company is 100 percent owned by HSBC North America Inc. HSBC North America Inc., is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Bond, Flint, Green and Whitson are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 1999.

Item 13. Certain Relationships and Related Transactions


Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 1999. Similar transactions in the ordinary course of business may be expected to take place in the future.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

During 1999, James H. Cleave, director, served as consultant in connection with the transaction between HSBC and Republic and the integration of the operations of Republic and the Company. For these services he received compensation of approximately $619,000 from the Company in 1999.

P A R T  I V

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


A


1. and 2. Financial Statements and Schedules
    The following financial statements and schedules of the Company and its subsidiaries are included in Item 8:
     Report of Independent Auditors
     HSBC USA Inc.:
       Consolidated Balance Sheet
       Consolidated Statement of Income
       Consolidated Statement of Changes in Shareholders' Equity
       Consolidated Statement of Cash Flows
     HSBC Bank USA:
       Consolidated Balance Sheet
     Summary of Significant Accounting Policies
     Notes to Financial Statements

3. Exhibits
     3  a  Registrant's Restated Certificate of Incorporation and Amendments
            Thereto
        b  Registrant's By-Laws, as Amended to Date
     4  Instruments Defining the Rights of Security Holders, Including
        Indentures
        Registrant has previously filed with the Commission as Exhibits to various registration statements and periodic reports Indentures and other Instruments Defining the Rights of Security Holders

    12.01  Computation of Ratio of Earnings to Fixed Charges (filed herewith)
    12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (filed herewith)

    22  Subsidiaries of the Registrant
        The Company's only significant subsidiary, as defined, is HSBC Bank USA, a state bank organized under the laws of New York State.
    23  Consent of independent accountants


B


Reports on Form 8-K

1. On October 1, 1999 a report on Form 8-K was filed submitting Republic's press release dated September 30, 1999 announcing the intended further adjournment of the special meeting of shareholders.

2. On October 22, 1999 a report on Form 8-K was filed submitting Republic's press release dated October 22, 1999 with attached financial statements announcing the results for the third quarter and nine months ended September 30, 1999.

3. On November 8, 1999 a report on Form 8-K was filed submitting amendments to the Transaction Agreement between Republic and HSBC and the Republic press release dated November 8, 1999 announcing the agreement to proceed with the acquisition of Republic by HSBC.

4. On January 10, 2000 a report on Form 8-K was filed announcing the completion of the transaction, the merger of the Company with Republic and the change in name to HSBC USA Inc.

5. On January 10, 2000 a report on Form 8-K was filed announcing that holders of the Company's 7% Subordinated Notes due 2006 should refer to the periodic reports filed with the Securities and Exchange Commission by Republic New York Corporation (File No. 1-7436), which changed its name to "HSBC USA Inc." effective on January 3, 2000.

6. On March 8, 2000 a report on Form 8-K was filed providing pro forma financial statements relating to the merger of the Company and Republic.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant


/s/ Philip S. Toohey
Philip S. Toohey
Senior Executive Vice President
and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2000 by the following persons on behalf of the Registrant and in the capacities indicated:

/s/ Robert M. Butcher

Robert M. Butcher
Senior Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ Gerald A. Ronning

Gerald A. Ronning
Executive Vice President
and Controller
(Principal Accounting Officer)





Sal H. Alfiero* Director
John R. H. Bond*
 Chairman of the Board
James H. Cleave* Director
Frances D. Fergusson* Director
Douglas J. Flint* Director
Martin J. G. Glynn* Director
Stephen K. Green* Director
Ulric Haynes, Jr.* Director
Richard A. Jalkut* Director
Bernard J. Kennedy* Director
Peter Kimmelman* Director
Charles G. Meyer, Jr.* Director
James L. Morice* Director
Youssef A. Nasr*
 Director, President
 and Chief Executive Officer
Jonathan Newcomb* Director
Keith R. Whitson* Director


*
/s/ Philip S. Toohey

Philip S. Toohey
Attorney-in-fact


CONFORMED COPY                                                        9.26.73


                         REPUBLIC NEW YORK CORPORATION
                           ARTICLES OF INCORPORATION


FIRST: THE UNDERSIGNED, STEPHEN E. GILHULEY, whose post office address is 53 Wall Street, New York, New York 10005, being at least eighteen years of age, does under and by virtue of the General Laws of the State of Maryland authorizing the formation of corporations, as an incorporator, hereby form a corporation.

SECOND:  The name of the Corporation is:

                         REPUBLIC NEW YORK CORPORATION

THIRD:  The Corporation shall have the following purposes and powers:

          (1) To acquire by purchase, subscription or otherwise, and to receive, hold, own, guarantee, sell, assign, exchange, transfer, mortgage, pledge or otherwise dispose of or deal in and with any and all securities; as such term is hereinafter defined, issued or created by any corporation, firm, organization, association or other entity, public or private, whether formed under the laws of the United States of America or of any state, commonwealth, territory, dependency or possession thereof, or of any foreign country or of any political subdivision, territory, dependency, possession or municipality thereof, or issued or created by the United States of America or any state or commonwealth thereof or any foreign country, or by any agency, subdivision, territory, dependency, possession or municipality of any of the foregoing, and as owner thereof to possess and exercise all the rights, powers and privileges of ownership, including the right to execute consents and vote thereon, and to do any and all acts and things necessary or advisable for the preservation, protection, improvement and enhancement in value thereof.

          The term "securities" as used in these Articles of Incorporation shall mean any and all notes, stocks, treasury stocks, bonds, debentures, evidences of indebtedness, certificates of interest or participation in any profit-sharing agreement, collateral-trust certificates, preorganization certificates or subscriptions, transferable shares, investment contracts, voting trust certificates, certificates of deposit for a security, fractional undivided interests in oil, gas, or other mineral rights, or, in general, any interests or instruments commonly known as "securities", or any and all certificates of interest or participation in, temporary or interim certificates for, receipts for, guaranties of, or warrants or rights to subscribe to or purchase, any of the foregoing.

          (2) To make, establish and maintain investments in securities, real estate and other property, and to supervise, manage and do any and all other acts and things to enhance, protect or preserve such investments.

          (3) To engage in and carry on the business of traders, brokers and dealers in commodities (which term as used in these Articles of Incorporation includes contracts for the future delivery thereof) of every kind, character or description whatsoever, and, whether or not in connection therewith, to purchase, borrow, acquire, hold, exchange, sell, distribute, lend, mortgage, pledge, or otherwise dispose of, or import or export or turn to account in any manner and generally to deal in or otherwise effect any and all transactions of every kind, character or description whatsoever in or with respect to commodities and products, merchandise, articles of commerce, materials, personal property, of every kind, character or description whatsoever and any interest therein, and instruments evidencing rights to acquire such interests, to guarantee any and all obligations relating to transactions made on any board of trade, commodities exchange, or similar institution, and to do any and all things which may be useful in connection with or incidental to the conduct of such business.

          (4) To cause to be organized under the laws of the United States of America or of any state, commonwealth, territory, dependency or possession thereof, or of any foreign country or of any political subdivision, territory, dependency, possession or municipality thereof, one or more corporations, firms, organizations, associations or other entities and to cause the same to be dissolved, wound up, liquidated, merged or consolidated.

          (5) To create, purchase or otherwise acquire (in whole or in part), own, and in any manner sell, transfer or otherwise dispose of businesses, corporations, enterprises and other entities, and to act as a parent company or holding company in relation to such entities.

          (6) To acquire by purchase or exchange, or by transfer to or by merger or consolidation with the Corporation or any corporation, firm, organization, association or other entity directly or indirectly owned or controlled by, or under common ownership or control with, the Corporation, or to otherwise acquire, the whole or any part of the business, good will, rights, or other assets of any corporation, firm, organization, association or other entity, and to undertake or assume in connection therewith the whole or any part of the liabilities and obligations thereof, to effect any such acquisition in whole or in part by delivery of cash or other property, including securities issued by the Corporation, or by any other lawful means.

           (7) To make loans and give other forms of credit, with or without security, and to negotiate and make contracts and agreements in connection therewith.

          (8) To aid by loan, subsidy, guaranty or in any other lawful manner any corporation directly or indirectly owning or controlling the Corporation or any corporation, firm, organization, association or other entity of which any securities are in any manner directly or indirectly held by the Corporation or by any such owning or controlling corporation or in which the Corporation, any such owning or controlling corporation, or any such

                                  -1-

CONFORMED COPY                                                        9.26.73


      corporation, firm, organization, association or entity may be or become otherwise interested; to guarantee the payment of dividends on any stock issued by any such owning or controlling corporation or any such corporation, firm, organization, association or entity; to guarantee or, with or without recourse against any such owning or controlling corporation or any such corporation, firm, organization, association or entity, to assume the payment of the principal of, or the interest on, any obligations issued or incurred by such owning or controlling corporation or such corporation, firm, organization, association or entity; to do any and all other acts and things for the enhancement, protection or preservation of any securities which are in any manner, directly or indirectly, held, guaranteed or assumed by the Corporation or by any such owning or controlling corporation, and to do any and all acts and things designed to accomplish any such purpose.

          (9) To borrow money for any business, object or purpose of the Corporation from time to time, without limit as to amount; to issue any kind of indebtedness, whether or not in connection with borrowing money, including evidences of indebtedness convertible into stock of the Corporation or of any other corporation directly or indirectly owning or controlling the Corporation, to secure the payment of any evidence of indebtedness by the creation of any interest in any of the property or rights of the Corporation, whether at that time owned or thereafter acquired.

          (10) To the extent permitted by law, to render service, assistance, counsel and advice to, and to act as representative or agent in any capacity (whether managing, operating, financial, purchasing, selling, advertising or otherwise) of, any individual, corporation, firm, organization, association or other entity; as such representative or agent, to develop, exploit, promote, conduct, manage, operate, improve, extend or liquidate any business or property, real or personal; and to aid, conduct, manage or operate any lawful enterprise in connection therewith.


          (11) To engage in any commercial, financial, mercantile, industrial, manufacturing, marine, exploration, mining, agricultural, research, licensing, servicing, or agency business not prohibited by law, and any, some or all of the foregoing.

     The purposes and powers specified in the foregoing paragraphs shall, except where otherwise expressed, be in no wise limited or restricted by reference to , or inference from, the terms of any other paragraph of this or any other Article of these Articles of Incorporation, but the purposes and powers specified in each of the foregoing paragraphs of this Article shall be regarded as independent, and construed as powers as well as objects and purposes.

     The Corporation shall be authorized to exercise and enjoy all of the powers, rights and privileges granted to, or conferred upon, corporations of a similar character by the General Laws of the State of Maryland now or hereafter in force, and the enumeration herein of any specific purposes or powers shall not be held to limit or restrict in any manner the exercise by the Corporation of any powers, rights or privileges so granted or conferred and shall be in addition to the general powers of corporations under the General Laws of the State of Maryland.

FOURTH: The post office address of the principal office of the Corporation in Maryland is c/o The Corporation Trust Incorporated, First Maryland Building, 25 South Charles Street, Baltimore, Maryland 21201. The name of the registered agent of the Corporation in Maryland is The Corporation Trust Incorporated, a corporation of the State of Maryland, and the post office address of the resident agent is First Maryland Building, 25 South Charles Street, Baltimore, Maryland 21201.

FIFTH: The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is TWO THOUSAND (2,000) shares, of which ONE THOUSAND (1,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock"), and ONE THOUSAND (1,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of FIVE THOUSAND DOLLARS ($5,000).

     Each share of Common Stock shall be equal to every other share of Common Stock in every respect. Subject to any exclusive voting rights which may vest in holders of Preferred Stock under the provisions of any series of the Preferred Stock fixed by the Board of Directors pursuant to authority herein provided, the shares of Common Stock shall entitle the holders thereof to one vote for each share upon all matters upon which stockholders have the right to vote.

     The following is a description of the preferences, rights, voting powers, restrictions and qualifications of the Preferred Stock of the Corporation:

          (1) The Board of Directors shall have authority to classify and reclassify any unissued shares of the Preferred Stock, by fixing or altering in any one or more respects from time to time before issuance, the preferences, rights, voting powers, restrictions and qualifications of, the dividends on, the times and prices of redemption of, and the conversion rights of, such shares; provided, that the Board of Directors shall not classify or reclassify any of such shares into shares of the Common Stock.

      Subject to the foregoing, the power of the Board of Directors to classify and reclassify any of the shares of Preferred Stock shall include, without limitation, subject to the provisions of the charter, authority to classify or reclassify any unissued shares of such stock into a class or classes of preferred stock, preference stock, special stock or other stock, and to divide and classify shares of any class into one or more series of such class, by determining, fixing or altering one or more of the following:


               (a) The distinctive designation of such class or series and the number of shares to constitute such class or series; provided that, unless otherwise prohibited by the terms of such or any other class or series, the number of shares of any class or series may be decreased by the Board of Directors in connection with any classification or reclassification of unissued shares and the number of shares of such class or series

                                     -2-
87




CONFORMED COPY                                                        9.26.73


           may be increased by the Board of Directors in connection with any such classification or reclassification, and any shares of any class or series which have been redeemed, purchased, otherwise acquired or converted into shares of Common Stock or any other class or series shall remain part of the authorized Preferred Stock and be subject to classification and reclassification as provided in this Article FIFTH;


               (b) whether or not and, if so, the rates and times at which, and the conditions under which, dividends shall be payable on shares of such class or series, whether any such dividends shall rank senior or junior to or on a parity with the dividends payable on any other class or series of Preferred Stock, and the status of any such dividends as cumulative or non-cumulative and as participating or non-participating;

               (c) whether or not shares of such class or series shall have voting rights, in addition to any voting rights provided by law and, if so, the terms of such voting rights;

               (d) whether or not shares of such class or series shall have conversion or exchange privileges and, if so, the terms and conditions thereof, including provision for adjustment of the conversion or exchange rate in such events or at such times as the Board of Directors shall determine;

               (e) whether or not the shares of such class or series shall be subject to redemption and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; and whether or not there shall be any sinking fund or purchase account in respect thereof, and if so, the terms thereof;

               (f) the rights of the holders of shares of such class or series upon the liquidation, dissolution or winding up of the affairs of, or upon any distribution of the assets of, the Corporation, which rights may vary depending upon whether such liquidation, dissolution or winding up is voluntary or involuntary and, if voluntary, may vary at different dates, and whether such rights shall rank senior or junior to or on a parity with such rights of any other class or series of Preferred Stock;

               (g) whether or not there shall be any limitations applicable, while shares of such class or series are outstanding, upon the payment of dividends or making of distributions on, or the acquisition of, or the use of moneys for purchase or redemption of, any stock of the Corporation, or upon any other action of the Corporation, including action under this paragraph, and, if so, the terms and conditions thereof;

               (h) any other preferences, rights, restrictions and qualifications of shares of such class or series, not inconsistent with law and these Articles of Incorporation.

SIXTH. The Board of Directors is hereby empowered to authorize the issuance from time to time of shares of the Corporation's stock of any class, whether now or hereafter authorized, and securities convertible into shares of its stock of any class or classes, whether now or hereafter authorized, for such considerations as the Board of Directors may deem advisable and without any action by the stockholders.

SEVENTH.   The number of Directors shall be four, which number may be increased or decreased pursuant to the By-Laws of the Corporation but shall never be less than three. The names of the persons who are to serve as Directors until the first annual meeting of the stockholders or until their successors are duly chosen and qualify are as follows: Rene Cohen, Ernest Ginsberg, John R. Lytle and Peter White.

EIGHTH.   The By-Laws of the Corporation may be made, altered, amended or repealed by the Board of Directors. The books of the Corporation (subject to the provisions of the laws of the State of Maryland) may be kept outside of the State of Maryland at such places as from time to time may be designated by the Board of Directors.

NINTH.   (1)  The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         (2) The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation, unless and only to the extent that the court in which such action or suit was brought, or a court of equity in the county in which the Corporation has its principal office, shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court

                                     -3-
88




CONFORMED COPY                                                        9.26.73


shall deem proper.

     (3) The Corporation may indemnify any person who is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise to the extent and under the circumstances provided by paragraphs 1 and 2 of this Article NINTH with respect to a person who is or was a director or officer of the Corporation.

     (4) Any indemnification under paragraph 1, 2 or 3 of this Article NINTH (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth therein. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum (as defined in the by-laws of the Corporation) consisting of directors who were not parties to such action, suit or proceeding, or (b) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (c) by the stockholders.

     (5) Expenses (including attorneys' fees) incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding if authorized in the specific case by a preliminary determination following one of the procedures set forth in the next preceding paragraph that there is a reasonable basis for a belief that the director, officer, employee or agent met the applicable standard of conduct set forth in paragraph 1 or 2 of this Article NINTH upon receipt of an undertaking by or on behalf of the director, officer, employee or agent reasonably assuring that such amount will be repaid unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in this Article NINTH.

     (6) The indemnification provided by this Article NINTH shall not be deemed exlusive of any other rights to which those seeking indemnification may be entitled under any statute, by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     (7) By action of its Board of Directors, notwithstanding any interest of the directors in the action, the Corporation may purchase and maintain insurance, in such amounts as the Board of Directors deems appropriate, on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or of any corporation a majority of the voting stock of which is owned by the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or would be required to indemnify him against such liability under the provisions of this Article NINTH or of the General Corporation Law of the State of Maryland.

TENTH. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization of which one or more of its directors or officers are directors, officers or employees or in which one or more of its directors or officers have a financial interest, as the holder of anyamount of its capital stock or otherwise, shall be void or voidable or otherwise affected for this reason or because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction or solely because his or their votes are counted for such purpose; provided, however, that in any such case the facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee thereof and the Board of Directors or committee in good faith specifically authorizes the contract or transaction, or the facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon and the contract or transaction is specifically approved in good faith by vote of the stockholders.

ELEVENTH. No holder of shares of stock of any class or any other securities, whether now or hereafter authorized, shall be entitled as a matter of right to subscribe for or purchase or receive any stock of any class or any securities convertible into shares of stock of any class, or to any right of subscription to, or to any warrant or option for the purchase of, any thereof other than such (if any) as the Board of Directors, in its discretion, may determine from time to time; and any stock or other securities which the Board of Directors may determine to offer for subscription may, as the Board of Directors in its sole discretion shall determine, be offered to the holders of any class, series or type of stock or other securities at the time outstanding to the exclusion of the holders of any or all other classes, series or types of stock or other securities at the time outstanding.

TWELFTH. Notwithstanding any provision of law requiring a greater proportion than a majority of the votes of all classes or of any class of stock entitled to be cast to take or authorize any action, the Corporation may take or authorize such action upon the concurrence of a majority of the aggregate number of the votes entitled to be cast thereon.

THIRTEENTH. The Corporation reserves the right from time to time to amend, alter, change or repeal any provision contained in these Articles of Incorporation, including any provision setting forth the terms or rights of any of its capital stock, in the manner now or hereafter authorized by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

IN WITNESS WHEREOF, the undersigned incorporator of REPUBLIC NEW YORK CORPORATION has signed these Articles of Incorporation this 20th day of September, 1973.

                                              /s/  Stephen E. Gilhuley


                                      -4-
89



CONFORMED COPY                                                        1.7.74


                           ARTICLES OF MERGER

                                 MERGING

                        KINGS LAFAYETTE CORPORATION
                 (a Corporation of the State of New York)

                                   INTO

                       REPUBLIC NEW YORK CORPORATION
                 (a Corporation of the State  of Maryland)



FIRST.   Kings Lafayette Corporation, a corporation organized and existing under the laws of the State of New York ("KLC") , and Republic New York Corporation, a corporation organized and existing under the laws of the State of Maryland ("RNYC") , agree that KLC shall be merged into RNYC. The terms and conditions of the merger and the mode of carrying the same into effect are as herein set forth in these Articles of Merger.

SECOND.   RNYC, a corporation organized and existing under the laws of the
State of Maryland, shall survive the merger and shall continue under the name Republic New York Corporation.

THIRD.   The parties to these Articles of Merger are RNYC, a corporation organized and existing under the laws of the State of Maryland, and KLC, a corporation incorporated on the 13th day of August, 1968, under the Business Corporation Law of the State of New York.

FOURTH.   The Articles of Incorporation of RNYC as in effect immediately prior to the merger shall be the Articles of Incorporation of the surviving corporation.

FIFTH.   The total number of shares of stock of all classes which KLC has authority to issue is Two Million (2,000,000) shares of common stock of the par value of $1.00 per share, of the aggregate par value of Two Million Dollars ($2,000,000).

     The total number of shares of stock of all classes which RNYC has authority to issue is Twelve Million (12,000,000) shares divided into Two Million (2,000,000) shares of preferred stock without par value and Ten Million (10,000,000) shares of common stock of the par value of $5.00 per share, of the aggregate par value of Fifty Million Dollars ($50,000,000).

SIXTH.   The manner and basis of converting and exchanging the issued stock of the merged corporations into stock of the surviving corporation shall be as follows:

     (a) Each outstanding share of common stock of the par value of $5.00 per share of RNYC shall continue to be one (1) share of common stock of the surviving corporation.

     (b) Each outstanding share of common stock of the par value of $1.00 per share of KLC shall be converted into one and one-tenth (1.1) shares of common stock of the surviving corporation.

     (c) After the effective date of the merger, outstanding certificates evidencing shares of common stock of the par value of $1.00 per share of KLC (herein sometimes referred to as the "old certificates") shall evidence only the right of the holder thereof either (i) to receive certificates for shares of common stock of the surviving corporation at the applicable rate aforesaid upon surrender of the old certificates as hereinafter provided, or
(ii) to pursue his remedies as a dissenting shareholder as provided in the Business Corporation Law of the State of New York. Upon the merger becoming effective, the surviving corporation will deliver to Manufacturers Hanover Trust Company, as Exchange Agent, a certificate or certificates for the aggregate number of shares of common stock of the surviving corporation to which the shareholders of KLC shall be entitled determined as provided herein. Each shareholder of KLC, other than a dissenting shareholder who exercises his rights as such, upon surrender of his old certificates to, and acceptance thereof by, the Exchange Agent on behalf of the surviving corporation, will promptly receive in exchange therefor a certificate or certificates for the number of whole shares of common stock of the surviving corporation to which he is entitled pursuant hereto. No fractional shares of common stock of the surviving corporation and no scrip or fractional share certificate therefor shall be required to be issued or delivered hereunder, and no right to vote or to receive any dividend or other distribution or any other right of a stockholder shall attach to any fractional interest in a share of common stock of the surviving corporation to which any shareholder of KLC is entitled hereunder. In lieu thereof, there shall be paid to each shareholder of KLC who would otherwise be entitled to a fractional share of common stock of the surviving corporation, upon surrender and acceptance of his old certificates, a cash adjustment in respect of his fractional interest on the basis of the closing price regular way of common stock of the surviving corporation on the New York or American Stock Exchange on the first trading day on such exchange after the effective date of the merger. Upon such surrender and acceptance, each shareholder of KLC will promptly receive payment of any cash dividend on, and delivery of a certificate or certificates evidencing any shares issuable as a result of any stock dividend or split in respect of, the common stock of the surviving corporation into which his KLC shares were converted by virtue of the merger to the extent that such dividend or stock split was payable or issuable to stockholders of record of the surviving corporation on a date on or after the merger became effective. The Exchange Agent shall not be entitled to vote or exercise any other rights of ownership with respect to the shares of common stock of the surviving

                                  -1-
90




CONFORMED COPY                                                        1.7.74


corporation held by it from time to time, except that it shall receive and hold all dividends and other distributions paid or distributed with respect to such shares for the account of the persons entitled to receive the same.

SEVENTH.   The principal office of RNYC in the State of Maryland is located in the city of Baltimore, State of Maryland. KLC does not own property in any county of the State of Maryland title to which could be affected by the recording of an instrument among The Land Records.

EIGHTH. These Articles of Merger were duly advised by the Board of Directors of RNYC by the adoption on October 16, 1973 of a resolution declaring that the merger herein proposed was advisable substantially on the terms and conditions set forth in these Articles of Merger subject to approval by the stockholders of RNYC and were duly approved by the holders of all the issued and outstanding shares of common stock of RNYC, the only class of stock of RNYC outstanding and entitled to vote thereon, in the manner and by the vote required by the Articles of Incorporation of RNYC by a written consent given in accordance with the provisions of Section 47 of Article 23 of the Annotated Code of Maryland, and filed with RNYC.

NINTH.   The merger to be effected by these Articles of Merger was duly advised and authorized and approved by KLC in the manner and by the vote required by the laws of the State of New York and by the charter of KLC.

TENTH.   The following other provisions are deemed necessary to effect the merger:

     (a) Upon the effective date of the merger, the By-Laws of the surviving corporation shall be the By-Laws of RNYC as in effect on such date until the same shall thereafter be altered, amended or repealed in accordance with law, its Articles of Incorporation and such By-Laws.



     (b) The directors of the surviving corporation upon the merger becoming effective shall be the following persons:

             Albert S. Corwen        Theodore W. Kheel
             John T. DePalma         William C. MacMillen, Jr.
             Cyril S. Dwek           Wilbur M. Rabinowitz
             Morris N. Hirsch        Albert Rubenstein
             Ronald O. Gilbert       Peter White

     (c) All of the obligations of RNYC under these Articles of Merger are subject to the fulfillment, prior to or on the effective date of the merger, of each of the conditions set forth in Section 12 of the Bank Merger Agreement dated as of October 16, 1973 between Republic National Bank of New York ("RNB") , Kings Lafayette Bank and Republic Bank, National Association, joined in by KLC and RNYC (the "Bank Merger Agreement").

     (d) All of the obligations of KLC under these Articles of Merger are subject to the fulfillment, prior to or on the effective date of the merger, of each of the conditions set forth in Section 13 of the Bank Merger Agreement.

     (e) If the Agreement dated as of October 16, 1973 between RNB and KLC (the "Agreement") shall have been terminated pursuant to Section 7 thereof, these Articles of Merger may be terminated at any time before the merger becomes effective by written notice by RNYC or KLC to the other, authorized and approved by a resolution adopted by a majority of the entire Board of Directors of the party giving such notice. Upon termination as provided in this Article, these Articles of Merger shall be void and of no further effect and there shall be no liability by reason of these Articles of Merger or the termination thereof on the part of either RNYC, KLC or the directors, officers, employees, agents or stockholders or shareholders of either of them, except as provided in Section 1(f) of the Agreement.

     (f) Prior to the effective date of the merger, KLC will arrange with RNYC for an escrow account to be established with RNYC, such account to consist of cash or property of KLC and to be used by RNYC as escrow agent to pay dissenting shareholders of KLC and all other expenses and liabilities of KLC as of the effective date of the merger. Any balance remaining in such account after payment of such expenses and payment to dissenting shareholders of KLC shall be paid to RNYC.

IN WITNESS WHEREOF, Republic New York Corporation and Kings Lafayette Corporation, the corporations parties to the merger, have caused these Articles of Merger to be signed in their respective corporate names and on their behalf by their respective Presidents and the respective corporate seals to be hereunto affixed and attested by their respective Secretaries as of 16th day of May, l974.

                                         REPUBLIC NEW YORK CORPORATION


[CORPORATE SEAL]                         By:   /s/  Peter White
                                                  (President)

Attest:


                                  -2-
91




CONFORMED COPY                                                        1.7.74



     /s/ Ernest Ginsberg
           (Secretary)
                                         KINGS LAFAYETTE  CORPORATION

[CORPORATE SEAL]                         By:   /s/  John T. DePalma
                                                      (President)

Attest:
     /s/ Margaret B. Bowes
     (Assistant Secretary)



THE UNDERSIGNED, President of Republic New York Corporation, who executed on behalf of said corporation the foregoing Articles of Merger, of which this Certificate is made a part, hereby acknowledges, in the name and on behalf of said corporation, the foregoing Articles of Merger to be the corporate act of said corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                         /s/ Peter White


THE UNDERSIGNED,President of Kings Lafayette Corporation, who executed on behalf of said corporation the foregoing Articles of Merger, of which this Certificate is made a part, hereby acknowledges, in the name and on behalf of said corporation, the foregoing Articles of Merger to be the corporate act of said corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                         /s/ John T. DePalma


                                  -3-
92




CONFORMED COPY                                                        4.4.74



                        REPUBLIC NEW YORK CORPORATION

                            ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation") , hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu thereof the following:

     "FIFTH.   The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is TWELVE MILLION (12,000,000) shares, of which TWO MILLION (2,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock") , and TEN MILLION (10,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of FIFTY MILLION DOLLARS ($50,000,000)."

SECOND:   By unanimous written consent pursuant to Section 58 of Article 23 of the Annotated Code of Maryland, the Board of Directors of the Corporation on April 2, 1974, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at a Special Meeting of Stockholders.

THIRD:   Notice setting forth the said amendment of the charter and stating that a purpose of the meeting of the Stockholders would be to take action thereon, was duly waived pursuant to Section 46 of Article 23 of the Annotated Code of Maryland by all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at a Special Meeting held on April 4, 1974, by affirmative vote of two-thirds of all the votes entitled to be cast thereon.

FOURTH:   The amendment of the charter of the Corporation as hereinabove set forth has been duly advised by the Board of Directors and approved by the Stockholders of the Corporation.

FIFTH:   (a)   The total number of shares of all classes of stock which the
Corporation was heretofore authorized to issue is Two Thousand (2,000) shares, divided into One Thousand (1,000) shares of Preferred Stock without
par value and One Thousand   (1,000)  shares of Common Stock with the par
value of Five Dollars ($5.00) per share having an aggregate par value of Five Thousand Dollars ($5,000) .
     (b) The total number of shares of all classes of stock is increased by this amendment to Twelve Million (12,000,000) shares, divided into Two Million (2,000,000) shares of Preferred Stock without par value and Ten Million (10,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Fifty Million Dollars ($50,000,000).
     (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, and qualifications, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and by its Secretary on April 4, 1974.

                                          REPUBLIC NEW YORK CORPORATION


                                               By:    /s/  Peter White
                                                        (President)

Attest:


         /s/ Ernest Ginsberg
                 (Secretary)



THE UNDERSIGNED, President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.

                                       -1-
93




CONFORMED COPY                                                        4.4.74



                                                      /s/ Peter White
                                                        (President)


                                       -2-
94




CONFORMED COPY                                                      10.11.77


                     REPUBLIC NEW YORK CORPORATION

                         ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST:   Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the charter of the Corporation, the Board of Directors has duly divided and classified 2,000,000 shares of the Preferred Stock of the Corporation into a series designated $2.125 Cumulative Preferred Stock and has provided for the issuance of such series.

SECOND: The terms of the $2.125 Cumulative Preferred Stock as set by the Board of Directors are as follows:

     1. $2.125 Cumulative Preferred Stock: 2,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $2.125 Cumulative Preferred Stock (hereinafter sometimes called the "Series A Stock"). The term "Articles of Incorporation" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2.  Dividends:   The holders of the Series A Stock shall be entitled to
receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $2.125 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year. Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share, so that if in any quarterly dividend period (being the period between such dividend payment dates) dividends at the rate of $2.125 per share per annum shall not have been declared and paid or set apart for payment on all outstanding shares of Series A Stock for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before
(i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Series A Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Series A Stock with respect to the payment of dividends.

     3.  Voting Rights:   (i)  The holders of the Series A Stock shall have
the voting power and rights set forth and referred to in this paragraph 3 and in paragraph 7, and shall have no other voting power or rights except as otherwise from time to time required by law.

          (ii) Whenever dividends on the Series A Stock shall be unpaid as a whole or in part for six consecutive dividend periods, then at the annual meeting of stockholders next following omission of the sixth successive dividend or any part thereof and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Series A Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Series A Stock, either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting right, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 3 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights of the Series A Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting right) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 3 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the Series A Stock. At elections for such Directors, each holder of Series A Stock shall be entitled to one vote for each share held. The holders of Series A Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders, next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 3 of the holders of Series A Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 3 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Series A Stock remain outstanding, the consent of the holders of at least two-thirds of the shares of the Series A Stock outstanding at the time given in person or by proxy, either in writing or at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

                    (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined in paragraph 5) to the Series A Stock, or

                    (b) The authorization , creation or issuance of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the Series A Stock unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on the Series A Stock and all outstanding shares of stock ranking on a parity (as that term is defined in paragraph 5) with the Series A Stock (the Series A Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

                    (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of the Series A Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or Series A Stock or the creation and issuance of other series of Preferred Stock, in each case ranking on a parity with or junior to the Series A Stock with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers.

                    The foregoing voting provision shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Series A Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

     4.  Liquidation:   Upon any liquidation, dissolution or winding up of the
Corporation, whether voluntary or involuntary, the holders of the Series A Stock shall have preference and priority over the Common Stock for payment out of the assets of the Corporation or proceeds thereof, whether from capital or surplus, of $25 per share (the "liquidation value") together with the amount of any dividends accrued and unpaid thereon, and after such payment the holders of Series A Stock shall be entitled to no other payments. If, in such case, the assets of the Corporation or proceeds thereof shall

                                       -1-
95





CONFORMED COPY                                                      10.11.77


be insufficient to make the full liquidating payment of $25 per share and accrued and unpaid dividends on the Series A Stock and liquidating payments on any other outstanding series of Parity Stock (including accrued and unpaid dividends, if any), then such assets and proceeds shall be distributed among the holders of the Series A Stock and any other outstanding series of Parity Stock ratably in accordance with the respective amounts which would be payable on all series of Parity Stock (including accrued and unpaid dividends, if any) if all such liquidating amounts payable were paid in full. A consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, of all or substantially all or any part of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

     5.   Redemption:   Subject to the restriction set forth in the next
paragraph, the Series A Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at the following optional redemption prices (but not less than $25 per share) during the 12 months' period ending September 30 of the years indicated below, in each case plus accrued and unpaid dividends to the date of redemption:


1978 .. $27.125     1983 .. $26.594     1988 .. $26.063     1993 .. $25.531
1979 ..  27.019     1984 ..  26.488     1989 ..  25.956     1994 ..  25.425
1980 ..  26.913     1985 ..  26.381     1990 ..  25.850     1995 ..  25.319
1981 ..  26.806     1986 ..  26.275     1991 ..  25.744     1996 ..  25.213
1982 ..  26.700     1987 ..  26.169     1992 ..  25.638     1997 ..  25.106
                                                            and thereafter
                                                              at $25.00


     The Corporation, however, shall not have the right under this paragraph 5 to redeem any of the Series A Stock as part of a refunding operation prior to October 1, 1982 by the application of moneys borrowed or from proceeds from the sale of stock ranking prior to or on a parity with, as to dividends or the distribution of assets upon liquidation, the Series A Stock, if such moneys borrowed have an annual interest cost to the Corporation (calculated without any consideration of income tax effect), or such stock has a dividend cost to the Corporation (so calculated), less than the annual dividend rate of the Series A Stock. Any class or classes of stock of the Corporation shall be deemed to rank

          (i) prior to the Series A Stock as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the Series A Stock; and

          (ii) on a parity with the Series A Stock as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from those of the Series A Stock, if the holders of such class of stock and the Series A Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.



          The Series A Stock is also subject to redemption and may be redeemed on and after October 1, 1988, through the operation of the Sinking Fund as hereinafter provided in paragraph 6.

          At the option of the Corporation, shares of Series A Stock redeemed or otherwise acquired (including sinking fund acquisitions) may be restored to the status of authorized but unissued shares of Preferred Stock.

          In the case of any redemption, the Corporation shall give notice of such redemption to the holders of the Series A Stock to be redeemed in the following manner: a notice specifying the shares to be redeemed and the time and place of redemption (and, if less than the total outstanding shares are to be redeemed, specifying the certificate numbers and number of shares to be redeemed) shall be mailed by first class mail, addressed to the holders of record of the Series A Stock to be redeemed at their respective addresses as the same shall appear upon the books of the Corporation, not more than 60 days and not less than 30 days previous to the date fixed for redemption. In the event such notice is not given to any stockholder such failure to give notice shall not affect the notice given to other stockholders. If less than the whole amount of outstanding Series A Stock is to be redeemed, the shares to be redeemed shall be selected by lot or pro rata in any manner determined by resolution of the Board of Directors to be fair and proper. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys at the time and place of redemption for the payment of the redemption price) all dividends upon the Series A Stock so called for redemption shall cease to accrue, and all rights of the holders of said Series A Stock as stockholders in the Corporation, except the right to receive the redemption price plus dividends accrued and unpaid to the date of redemption (without interest) upon surrender of the certificate representing the Series A Stock so called for redemption, duly endorsed for transfer, if required, shall cease and terminate. The Corporation's obligation to provide moneys in accordance with the preceding sentence shall be deemed fulfilled if, on or before the redemption date, the Corporation shall deposit with a bank or trust company (which may be an affiliate of the Corporation) having an office in the Borough of Manhattan, City of New York, having a capital and surplus of at least $50,000,000, funds necessary for such redemption, in trust, with irrevocable instructions that such funds be applied to the redemption of the shares of Series A Stock so called for redemption. Any interest accrued on such funds shall be paid to the Corporation from time to time. Any funds so deposited and unclaimed at the end of 6 years from such redemption date shall be released or repaid to the Corporation, after which the holders of such shares of Series A Stock so called for redemption shall look only to the Corporation for payment of the redemption price.


     6.   Sinking Fund:   As and for a sinking fund for the redemption of the
Series A Stock, the Corporation shall set aside in trust, when and as appropriated by the Board of Directors out of funds legally available for the purpose, on or before the next business day preceding October 1 in each of the years 1988 to 2007, inclusive, as a sinking fund payment, an amount in cash sufficient to redeem on each such October 1, 100,000 shares of Series A Stock; each such sinking fund payment shall (and, at the Corporation's option, each additional sinking fund payment provided for by the second succeeding sentence may) be applied on October 1 to the redemption of Series A Stock at the redemption price of $25 per share, plus an amount equal to the dividends accrued and unpaid on such shares to the date of redemption. The sinking fund payments provided for in the preceding sentence shall be cumulative. Concurrently with the making of each annual sinking fund payment provided for in the next preceding sentence, the Corporation may, at its option, make an additional payment in cash (the "Additional Payment") sufficient to redeem up to an additional 100,000 shares of Series A Stock at the redemption price of $25 per share plus accrued and unpaid dividends to the date of redemption; the right of the Corporation to make such an Additional Payment in each year shall be non-cumulative and to the extent not exercised in any year shall terminate. Any sinking fund payments required by the first sentence of this paragraph 6 shall be subject to decrease, at the election of the Corporation, by the application in satisfaction of all or part of such sinking fund payment of shares of Series A Stock theretofore redeemed either pursuant to paragraph 5 or pursuant to any Additional Payment or otherwise acquired by the Corporation, provided such shares have not been applied in reduction of any prior sinking fund payment.

     Notice of redemption, the manner of selection of shares to be redeemed and the effect of depositing in trust funds for the redemption of such shares shall be as set forth in paragraph 5.
     If the Board of Directors should for any reason fail to appropriate sinking fund payments for 100,000 shares in each year starting in 1988 (or otherwise redeem 100,000 shares annually by crediting shares voluntarily redeemed or otherwise acquired) then the Board of Directors may not thereafter
(i) pay any dividends or make any other distribution (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) on the Common Stock or any other capital stock of the Corporation ranking on a parity with or junior to the Series A Stock with respect to the payment of dividends or the distribution of assets on liquidation or (ii) purchase, redeem or otherwise acquire any shares of capital stock of the Corporation ranking junior to the Series A Stock with respect to the payment of dividends or the distribution of assets on liquidation.

                                       -2-
96




CONFORMED COPY                                                      10.11.77


     7. Limitation on Merger and Sale of Assets and on Disposition of the Voting Stock of the Bank: So long as any shares of Series A Stock remain outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, either in writing or by resolution adopted at a meeting at which the holders of Series A Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation is the Corporation or a Qualified Successor Company or the transferee of such assets is a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in each case as may be required to comply with applicable law, including without limitation any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation,
(ii) issues to the holders of the Series A Stock in exchange for the Series A Stock shares of preferred stock having at least the same relative rights and preferences as the Series A Stock (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 7, holders of all series of Parity Stock which are granted such voting rights (of which the Series A Stock is the initial series) shall vote as a class, and each holder of Series A Stock shall have one vote for each share of stock held and each other series shall have such number of votes, if any, for each share of stock held as may be granted to them.

     The foregoing voting provisions will not apply if, in connection with the matter specified, provision is made for the redemption or retirement of all outstanding Series
A Stock.

     8.   Parity Stock:   So long as any shares of Series A Stock shall remain
outstanding, in case the stated dividends or amounts payable on liquidation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full, and in any distribution of assets upon liquidation, ratably in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     9.   For the Purposes Hereof:

     (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares held by the Corporation and shares called for redemption pursuant to either paragraph 5 or paragraph 6, funds for the redemption of which shall have been deposited in trust pursuant to either paragraph 5 or paragraph 6.

     (ii) The amount of dividends "accrued" on any share of Series A Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Series A Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation value of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made.


     IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on October 6, 1977.

                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ Peter White
Attest:                                           (President)

     /s/ Ernest Ginsberg
          (Secretary)


                                       -3-
97




CONFORMED COPY                                                     4.24.78


                       REPUBLIC NEW YORK CORPORATION

                           ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu there of the following:

     "FIFTH.   The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is SEVENTEEN MILLION (17,000,000) shares of which SEVEN MILLION (7,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock") , and TEN MILLION (10,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of FIFTY MILLION DOLLARS ($50,000,000)."

SECOND: The Board of Directors of the Corporation on January 17, 1978 at a duly convened meeting thereof duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at the Annual Meeting thereof to be held on April 20, 1978.

THIRD: Notice setting forth the said amendment of the charter and stating that a purpose of the Annual Meeting of the Stockholders would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporations and Associations Article of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at the Annual Meeting held on April 20, 1978, by affirmative vote of two-thirds of all the votes entitled to be cast thereon.

FOURTH: The amendment of the charter of the Corporation as hereinabove set forth has been duly advised by the Board of Directors and approved by the Stockholders of the Corporation.

FIFTH: (a) As of immediately before this amendment, the total number of shares of all classes of stock which the Corporation was authorized to issue is Twelve Million (12,000,000) shares, divided into Two Million (2,000,000) shares of Preferred Stock without par value and Ten Million (10,000,000) shares of Common Stock with the par value of Five Dollars ($5.00) per share having an aggregate par value of Fifty Million Dollars ($50,000,000).

     (b) As amended, the total number of shares of all classes of stock which the Corporation has authority to issue is Seventeen Million (17,000,000) shares, divided into Seven Million (7,000,000) shares of Preferred Stock without par value and Ten Million (10,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Fifty Million Dollars ($50,000,000).

     (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualification and terms and conditions of redemption, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation, and such description has not been changed by the amendment of the charter of the Corporation herein set forth.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these present to be signed in its name and on its behalf by its President and witnessed by its Secretary on April 20, 1978.


                                                REPUBLIC NEW YORK CORPORATION

                                                By:    /s/ Peter White
                                                         (President)

Witnessed:

              /s/ Ernest Ginsberg
              (Secretary)


THE UNDERSIGNED, President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.




                                                       /s/ Peter White
                                                       (President)


                                       -1-
98




CONFORMED COPY                                                     8.1.80


                       REPUBLIC NEW YORK CORPORATION

                           ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu thereof the following

     "FIFTH. The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is FIFTY-SEVEN MILLION (57,000,000) shares, of which SEVEN MILLION (7,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock") , and FIFTY MILLION (50,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of TWO HUNDRED FIFTY MILLION DOLLARS ($250,000,000)".

SECOND: The Board of Directors of the Corporation, by unanimous written consent dated July 10, 1980, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at a Special Meeting thereof to be held on August 1, 1980.

THIRD: Notice, setting forth the said amendment of the charter and stating that the purpose of the Special Meeting of the Stockholders, called thereby, would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporation and Associations Articles of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at a Special Meeting held on August 1, 1980, by affirmative vote of a majority of all the votes entitled to be cast thereon as permitted by the charter of the Corporation.

FOURTH: (a) As of immediately before this amendment, the total shares of all classes of stock which the Corporation was authorized to issue is Seventeen Million (17,000,000) shares, divided into Seven Million (7,000,000) shares of Preferred Stock without par value and Ten Million (10,000,000) shares of Common Stock with the par value of Five Dollars ($5.00) per share having an aggregate par value of Fifty Million Dollars ($50,000,000).

       (b) As amended, the total number of shares of all classes of stock which the Corporation has authority to issue is Fifty-seven Million (57,000,000) shares, divided into Seven Million (7,000,000) shares of Preferred Stock without par value and Fifty Million (50,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Two Hundred Fifty Million Dollars ($250,000,000).

       (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualification and terms and conditions of redemption, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation, and such description has not been changed by the amendment of the charter of the Corporation herein set forth.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these present to be signed in its name and on its behalf by a Senior Vice President and witnessed by an Assistant Secretary on August 1, 1980.

                                               REPUBLIC NEW YORK CORPORATION


                                               By:   /s/ Ernest Ginsberg
                                                   (Senior Vice President)


Witnessed:

     /s/ William F. Rosenblum Jr.
          (Assistant Secretary)


THE UNDERSIGNED, a Senior Vice President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.

                                       -1-
99




CONFORMED COPY                                                     8.1.80


                                                     /s/ Ernest Ginsberg
                                                   (Senior Vice President)




                                       -2-
100





CONFORMED COPY                                                          9.9.80


                       REPUBLIC NEW YORK CORPORATION

                          ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the charter of the Corporation, the Board of Directors has duly divided and classified 1,000,000 shares of the Preferred Stock of the Corporation into a series designated $3.125 Cumulative Preferred Stock and has provided for the issuance of such series.

SECOND: The terms of the $3.125 Cumulative Preferred Stock as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. $3.125 Cumulative Preferred Stock: 1,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $3.125 Cumulative Preferred Stock (hereinafter sometimes called the "Series B Stock"). The term "Articles of Incorporation" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2.  Dividends:   The holders of the Series B Stock shall be entitled to
receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $3.125 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year, with the first such dividend being payable January 1, 1981. Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share, so that if in any quarterly dividend period (being the period between such dividend payment dates or, in the case of the first such period, from the date of original issue to January 1, 1981) dividends at the rate of $3.125 per share per annum shall not have been paid or declared and set apart for payment on all outstanding shares of Series B Stock for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before
(i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Series B Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Series B Stock with respect to the payment of dividends; provided , however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Series B Stock shall have been paid or declared and set apart for payment.

     3.  Voting Rights:   (i)  The holders of the Series B Stock shall have
the voting power and rights set forth and referred to in this paragraph 3 and in paragraph 6, and shall have no other voting power or rights except as otherwise from time to time required by law.

          (ii) Whenever dividends on the Series B Stock shall be unpaid as a whole or in part for six consecutive quarterly dividend periods, then at the annual meeting of stockholders next following omission of the sixth successive quarterly dividend or any part thereof and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Series B Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Series B Stock, either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 3 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights of the Series B Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 3 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the Series B Stock. At elections for such Directors, each holder of Series B Stock shall be entitled to one vote for each share held. The holders of Series B Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders, next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 3 of the holders of Series B Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 3 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Series B Stock remain outstanding, the affirmative vote or consent of the holders of at least two-thirds of the shares of the Series B Stock outstanding at the time given in person or by proxy, either in writing or at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

               (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined in paragraph 5) to the Series B Stock, or

               (b) The authorization , creation or issuance of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the Series B Stock unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on the Series B Stock and all outstanding shares of stock ranking on a parity (as that term is defined in paragraph 5) with the Series B Stock (the Series B Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

               (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of the Series B Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock, the Corporation's $2.125 Cumulative Preferred Stock or the Series B Stock or the creation and issuance of other series of Preferred Stock, in each case ranking on a parity with or junior to the Series B Stock with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

               The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Series B Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

                                       -1-
101





CONFORMED COPY                                                          9.9.80


     4. Liquidation: Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series B Stock shall have preference and priority over the Common Stock for payment out of the assets of the Corporation or proceeds thereof, whether from capital or surplus, of $25 per share (the "liquidation value") together with the amount of any dividends accrued and unpaid thereon, and after such payment the holders of Series B Stock shall be entitled to no other payments. If, in such case, the assets of the Corporation or proceeds thereof shall be insufficient to make the full liquidating payment of $25 per share and accrued and unpaid dividends on the Series B Stock and liquidating payments on any other outstanding series of Parity Stock (including accrued and unpaid dividends, if any), then such assets and proceeds shall be distributed among the holders of the Series B Stock and any other outstanding series of Parity Stock ratably in accordance with the respective amounts which would be payable on all series of Parity Stock (including accrued and unpaid dividends, if any) if all such liquidating amounts payable were paid in full. A consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, of all or substantially all or any part of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

     5. Redemption: Subject to the restriction set forth in the next paragraph, the Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at the following optional redemption prices (but not less than $25 per share) during the 12 month period ending September 30 in the years indicated below, in each case plus accrued and unpaid dividends to the date of redemption:


1981 .. $28.13     1986 .. $27.34     1991 .. $26.56      1996 .. $25.78
1982 ..  27.97     1987 ..  27.19     1992 ..  26.41      1997 ..  25.63
1983 ..  27.81     1988 ..  27.03     1993 ..  26.25      1998 ..  25.47
1984 ..  27.66     1989 ..  26.88     1994 ..  26.09      1999 ..  25.31
1985 ..  27.50     1990 ..  26.72     1995 ..  25.94      2000 ..  25.16
                                                          and thereafter
                                                          at $25.00


          The Corporation, however, shall not have the right under this paragraph 5 to redeem any of the Series B Stock as part of a refunding operation prior to October 1, 1985 by the application of moneys borrowed or from proceeds from the sale of stock ranking prior to or on a parity with, as to dividends or the distribution of assets upon liquidation, the Series B Stock, if such moneys borrowed have an annual interest cost to the Corporation (calculated without any consideration of income tax effect), or such stock has a dividend cost to the Corporation (so calculated), less than the annual dividend rate of the Series B Stock. Any class or classes of stock of the Corporation shall be deemed to rank

                    (i) prior to the Series B Stock as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the Series B Stock; and

                    (ii) on a parity with the Series B Stock as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from those of the Series B Stock, if the holders of such class of stock and the Series B Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

           At the option of the Corporation, shares of Series B Stock redeemed or otherwise acquired may be restored to the status of authorized but unissued shares of Preferred Stock.

           In the case of any redemption, the Corporation shall give notice of such redemption to the holders of Series B Stock to be redeemed in the following manner: a notice specifying the shares to be redeemed and the time and place of redemption (and, if less than the total outstanding shares to be redeemed, specifying the certificate numbers and number of shares to be redeemed) shall be mailed by first class mail, addressed to the holders of record of the Series B Stock to be redeemed at their respective addresses as the same shall appear upon the books of the Corporation, not more than 60 days and not less than 30 days previous to the date fixed for redemption. In the event such notice is not given to any stockholder such failure to give notice shall not affect the notice given to other stockholders. If less than the whole amount of outstanding Series B Stock is to be redeemed, the shares to be redeemed shall be selected by lot or pro rata in any manner determined by resolution of the Board of Directors to be fair and proper. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys at the time and place of redemption for the payment of the redemption price), all dividends upon the Series B Stock so called for redemption shall cease to accrue, and all rights of the holders of said Series B Stock as stockholders in the Corporation, except the right to receive the redemption price plus dividends accrued and unpaid to the date of redemption (without interest) upon surrender of the certificate representing the Series B Stock so called for redemption, duly endorsed for transfer, if required, shall cease and terminate. The Corporation's obligation to provide moneys in accordance with the preceding sentence shall be deemed fulfilled if, on or before the redemption date, the Corporation shall deposit with a bank or trust company (which may be an affiliate of the Corporation) having an office in the Borough of Manhattan, City of New York, having a capital and surplus of at least $50,000,000, funds necessary for such redemption, in trust, with irrevocable instructions that such funds be applied to the redemption of the shares of Series B Stock so called for redemption. Any interest accrued on such funds shall be paid to the Corporation from time to time. Any funds so deposited and unclaimed at the end of 6 years from such redemption date shall be released or repaid to the Corporation, after which the holders of such shares of Series B Stock so called for redemption shall look only to the Corporation for payment of the redemption price.

     6. Limitation on Merger and Sale of Assets and on Disposition of the Voting Stock of the Bank: So long as any shares of Series B Stock remain outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, either in writing or by resolution adopted at a meeting at which the holders of series B Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which
(i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (ii) issues to the holders of the Series B Stock in exchange for the Series B Stock shares of preferred stock having at least the same relative rights and preferences as the Series B Stock (the "Exchanged Stock"),
(iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company.
In connection with the exercise of the voting rights contained in this paragraph 6, holders of all series of Parity Stock which are granted such voting rights (of which the

                                       -2-
102





CONFORMED COPY                                                          9.9.80


Series B Stock is the second series) shall vote as a class, and each holder of Series B Stock shall have one vote for each share of stock held and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Series B Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

     7. Parity Stock: So long as any shares of Series B Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full, and in any distribution of assets upon liquidation, ratably in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     8.  For the Purposes Hereof:

          (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares held by the Corporation and shares called for redemption pursuant to paragraph 5, funds for redemption of which shall have been deposited in trust pursuant to paragraph 5.

          (ii) The amount of dividends "accrued" on any share of Series B Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Series B Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation value of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made.


     IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on September 5,1980.


                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ Walter H. Weiner
Attest:                                             (President)

      /s/ Ernest Ginsberg
            (Secretary)


                                       -3-
103





CONFORMED COPY                                                     4.22.81


                      REPUBLIC NEW YORK CORPORATION

                          ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu thereof the following:

     "FIFTH. The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is SIXTY-FIVE MILLION (65,000,000) shares, of which FIFTEEN MILLION (15,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock") , and FIFTY MILLION (50,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of TWO HUNDRED FIFTY MILLION DOLLARS ($250,000,000)".

SECOND: The Board of Directors of the Corporation, at a meeting held on January 21, 1981, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at the Annual Meeting thereof to be held on April 22, 1981.

THIRD: Notice, setting forth the said amendment of the charter and stating that the purpose of the Annual Meeting of the Stockholders, called thereby, would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporation and Associations Articles of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at the Annual Meeting held on April 22, 1981, by affirmative vote of a majority of all the votes entitled to be cast thereon as permitted by the charter of the Corporation.

FOURTH: (a) As of immediately before this amendment, the total shares of all classes of stock which the Corporation was authorized to issue is Fifty-Seven Million (57,000,000) shares, divided into Seven Million (7,000,000) shares of Preferred Stock without par value and Fifty Million (50,000,000) shares of Common Stock with the par value of Five Dollars ($5.00) per share having an aggregate par value of Two Hundred Fifty Million Dollars ($250,000,000).

       (b) As amended, the total number of shares of all classes of stock which the Corporation has authority to issue is Sixty-Five Million (65,000,000) shares, divided into Fifteen Million (15,000,000) shares of Preferred Stock without par value and Fifty Million (50,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Two Hundred Fifty Million Dollars ($250,000,000).

       (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualification and terms and conditions of redemption, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation, and such description has not been changed by the amendment of the charter of the Corporation herein set forth.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these present to be signed in its name and on its behalf by a Senior Vice President and witnessed by an Assistant Secretary on April 22, 1981.




                                              REPUBLIC NEW YORK CORPORATION


                                              By:   /s/ Ernest Ginsberg
                                                  (Senior Vice President)

Witnessed:

    /s/ Laurence R. Stern
    (Assistant Secretary)


THE UNDERSIGNED, a Senior Vice President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.

                                       -1-
104




CONFORMED COPY                                                     4.22.81


                                                    /s/ Ernest Ginsberg
                                                  (Senior Vice President)



                                       -2-
105





CONFORMED COPY                                                        5.19.82


                        REPUBLIC NEW YORK CORPORATION

                           ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the charter of the Corporation, the Board of Directors has duly divided and classified 1,500,000 shares of the Preferred Stock of the Corporation into a series designated Cumulative Preferred Stock, Floating Rate Series A, and has provided for the issuance of such series.

SECOND: The terms of the Cumulative Preferred Stock, Floating Rate Series A, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. Cumulative Preferred Stock Floating Rate Series A: 1,500,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as Cumulative Preferred Stock,Floating Rate Series A (hereinafter sometimes called the "Floating Rate Series A Stock"). The Floating Rate Series A Stock shall be of a stated value of $50 per share (the "stated value"). The term "Articles of Incorporation" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2. Dividends: Dividend rates on the shares of Floating Rate Series A Stock shall be: (i) for the period (the "Initial Dividend Period") from the date of their original issue to and including June 30, 1982, at a rate per annum of the stated value thereof equal to 14 1/2%, and (ii) for each quarterly dividend period (hereinafter referred to as a "Quarterly Dividend Period"; and the Initial Dividend Period or any Quarterly Dividend Period being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods") thereafter, which quarterly dividend periods shall commence on January 1, April 1, July 1 and October 1 in each year and shall end on and include the day next preceding the first day of the next quarterly dividend period, at a rate per annum of the stated value thereof equal to .75% above the Applicable Rate (as defined in paragraph 3) in respect of such quarterly dividend period; provided, however, that the dividend rate per annum on the shares of Floating Rate Series A Stock for any Quarterly Dividend Period shall in no event be less than 8% per annum or greater than 16 1/2% per annum. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when and as declared by the Board of Directors, on the first day of January, April, July and October of each year, commencing July 1, 1982. If in any Dividend Period dividends shall not have been paid or declared and set apart for payment on all outstanding shares of Floating Rate Series A Stock for such Dividend Period and for all preceding Dividend Periods from and after the first day from which dividends are cumulative at the respective rates per annum specified for such Dividend Periods in the second preceding sentence, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Floating Rate Series A Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Floating Rate Series A Stock with respect to the payment of dividends; provided , however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Floating Rate Series A Stock shall have been paid or declared and set apart for payment.

     3. Definition of Applicable Rate, etc.: The "Applicable Rate" for any Quarterly Dividend Period shall be the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such Dividend Period. In the event that the Corporation determines in good faith that for any reason

          (i) any one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Twenty Year Constant Maturity Rate cannot be determined for any Quarterly Dividend Period, then the Applicable Rate for such Dividend Period shall be the higher of whichever two of such Rates can be so determined;

          (ii) either only the Treasury Bill Rate or only the Ten Year Constant Maturity Rate or only the Twenty Year Constant Maturity Rate can be determined for any Quarterly Dividend Period, then the Applicable Rate for such Dividend Period shall be whichever such Rate can be so determined; or

          (iii) neither the Treasury Bill Rate nor the Ten Year Constant Maturity Rate nor the Twenty Year Constant Maturity Rate can be determined for any Quarterly Dividend Period, then the Applicable Rate in effect for the preceding Dividend Period shall be continued for such Dividend Period.

          Except as provided below in this paragraph, the "Treasury Bill Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period as defined below) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating Rate Series A Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less that 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Treasury Bill Rate for any Quarterly Dividend Period as provided above in this paragraph, the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

                                       -1-
106




CONFORMED COPY                                                        5.19.82


     Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating rate Series A Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields, (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight nor more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Ten Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating Rate Series A Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Twenty Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate shall each be rounded to the nearest five hundredths of a percentage point.

     The amount of dividends payable for each Quarterly Dividend Period shall be computed by annualizing the dividend rate for such Dividend Period and dividing by four. The amount of dividends payable for the Initial Dividend Period or any Dividend Period shorter than a full Quarterly Dividend Period shall be computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in such Dividend Period.

     The dividend rate with respect to each Quarterly Dividend Period will be calculated as promptly as practicable by the Corporation according to the appropriate method described herein. The mathematical accuracy of each such calculation will be confirmed in writing by independent accountants of recognized standing. The Corporation will cause each dividend rate to be published in a newspaper of general circulation in New York City prior to the commencement of the new Quarterly Dividend Period to which it applies and will cause notice of such dividend rate to be enclosed with the dividend payment checks next mailed to the holders of the Floating Rate Series A Stock.

     For purposes of this Section, the term

          (i)  "Calendar Period" shall mean 14 calendar days;

          (ii) "Special Securities" shall mean securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount;

          (iii) "Ten Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and

          (iv) "Twenty Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 20 years).

     4. Voting Rights: (i) The holders of the Floating Rate Series A Stock shall have the voting power and rights set forth and referred to in this paragraph 4 and in paragraph 7, and shall have no other voting power or rights except as otherwise from time to time required by law.

          (ii) Whenever dividends on the Floating Rate Series A Stock shall be unpaid as a whole or in part for six consecutive Dividend periods, then at the annual meeting of stockholders next following omission of the sixth successive quarterly dividend or any part thereof and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Floating Rate Series A Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Floating Rate Series A Stock, either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 4 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights

                                       -2-
107





CONFORMED COPY                                                        5.19.82


of holders of Floating Rate Series A Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 4 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the Floating Rate Series A Stock. At elections for such Directors, each holder of the Floating Rate Series A Stock shall be entitled to one vote for each share held. The holders of Floating Rate Series A Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders, next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 4 of the holders of Floating Rate Series A Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 4 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Floating Rate Series A Stock remain outstanding, the affirmative vote or consent of the holders of at least two-thirds of the shares of Floating Rate Series A Stock outstanding at the time given in person or by proxy, either in writing or at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

               (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined below in this paragraph 4) to the Floating Rate Series A Stock, or

               (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the Floating Rate Series A Stock unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on the Floating Rate Series A Stock and all outstanding shares of stock ranking on a parity (as that term is defined below in this paragraph 4) with the Floating Rate Series A Stock (the Floating Rate Series A Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

               (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of the Floating Rate Series A Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock, the Corporation's $2.125 Cumulative Preferred Stock or $3.125 Cumulative Preferred Stock or the Floating Rate Series A Stock or the creation and issuance of other series of Preferred Stock, in each case ranking on a parity with or junior to the Floating Rate Series A Stock with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

     The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Floating Rate Series A Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.

     Any class or classes of stock of the Corporation shall be deemed to rank

               (i) prior to the Floating Rate Series A Stock as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Floating Rate Series A Stock; and

               (ii) on a parity with the Floating Rate Series A Stock as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from those of the Floating Rate Series A Stock, if the holders of such class of stock and the Floating Rate Series A stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

     5. Liquidation: Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Floating Rate Series A Stock shall have preference and priority over the Common Stock for payment out of the assets of the Corporation or proceeds thereof, whether from capital or surplus, of $50 per share together with the amount of any dividends accrued and unpaid thereon, and after such payment the holders of Floating Rate Series A Stock shall be entitled to no other payments. If, in such case, the assets of the Corporation or proceeds thereof shall be insufficient to make the full liquidating payment of $50 per share and accrued and unpaid dividends on the Floating Rate Series A Stock and liquidating payments on any other outstanding series of Parity Stock (including accrued and unpaid dividends, if any), then such assets and proceeds shall be distributed among the holders of the Floating Rate Series A Stock and any other outstanding series of Parity Stock ratably in accordance with the respective amounts which would be payable on all series of Parity Stock (including accrued and unpaid dividends, if any) if all such liquidating amounts payable were paid in full. A consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, of all or substantially all or any part of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

     6.   Redemption:   The shares of Floating Rate Series A Stock may not
be redeemed prior to May 1, 1987. From May 1, 1987 through and including April 30, 1992, the Floating Rate Series A Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption. After April 30, 1992, the Floating Rate Series A Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to the stated value per share plus accrued and unpaid dividends to the date of redemption.

     At the option of the Corporation, shares of Floating Rate Series A Stock redeemed or otherwise acquired may be restored to the status of authorized but unissued shares of Preferred Stock.

          In the case of any redemption, the Corporation shall give notice of such redemption to the holders of Floating Rate Series A Stock to be redeemed in the following manner: a notice specifying the shares to be redeemed and the time and place of redemption (and, if less than the total outstanding shares are to be redeemed, specifying the certificate numbers and number of shares to be redeemed) shall be mailed by first class mail, addressed to the holders of record of the Floating Rate Series A Stock to be redeemed at their respective addresses as the same shall appear upon the books of the Corporation, not more than 60 days and not less than 30 days previous to the date fixed for redemption. In the event such notice is not given to any stockholder such failure to give notice shall not affect the notice given to other stockholders. If less than the whole amount of outstanding Floating Rate Series A Stock is to be redeemed, the shares to be redeemed shall be selected by lot or pro rata in any manner determined by resolution of the Board of Directors to be fair and proper. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys at the time and place of redemption for the payment of the redemption price), all dividends upon the Floating Rate Series A Stock so called for redemption shall cease to accrue, and all rights of the holders of said Floating Rate Series A Stock as stockholders in the Corporation, except the right to receive the redemption price plus dividends accrued and unpaid to the date of redemption (without interest) upon

                                       -3-
108





CONFORMED COPY                                                        5.19.82


surrender of the certificate representing the Floating Rate Series A Stock so called for redemption, duly endorsed for transfer, if required, shall cease and terminate. The Corporation's obligation to provide moneys in accordance with the preceding sentence shall be deemed fulfilled if, on or before the redemption date, the Corporation shall deposit with a bank or trust company (which may be an affiliate of the Corporation) having an office in the Borough of Manhattan, City of New York, having a capital and surplus of at least $50,000,000, funds necessary for such redemption, in trust, with irrevocable instructions that such funds be applied to the redemption of the shares of Floating Rate Series A Stock so called for redemption. Any interest accrued on such funds shall be paid to the Corporation from time to time. Any funds so deposited and unclaimed at the end of 6 years from such redemption date shall be released or repaid to the Corporation, after which the holders of such shares of Floating Rate Series A Stock so called for redemption shall look only to the Corporation for payment of the redemption price.

     7. Limitation on Merger and Sale of Assets and on Disposition of the Voting Stock of the Bank: So long as any shares of Floating Rate Series A Stock remain outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, either in writing or by resolution adopted at a meeting at which the holders of Floating Rate Series A Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation,
(ii) issues to the holders of the Floating Rate Series A Stock in exchange for the Floating Rate Series A Stock shares of preferred stock having at least the same relative rights and preferences as the Floating Rate Series A Stock (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 7, holders of all series of Parity Stock which are granted such voting rights (of which the Floating Rate Series A Stock is the third series) shall vote as a class, and each holder of Floating Rate Series A Stock shall have one vote for each share of stock held and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Floating Rate Series A Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.

     8. Parity Stock: So long as any shares of Floating Rate Series A Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends in respect of all such shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation, ratably in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     9.  For the Purposes Hereof:

          (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares held by the Corporation and shares called for redemption pursuant to paragraph 6, funds for redemption of which shall have been deposited in trust pursuant to paragraph 6.

          (ii) The amount of dividends "accrued" on any share of Floating Rate Series A Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Floating Rate Series A Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the stated value of such share at the dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made.


     IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on May 14, 1982.

                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ Walter H. Weiner
Attest:                                             (President)

      /s/ Ernest Ginsberg
           (Secretary)


                                       -4-
109





CONFORMED COPY                                                       4.21.83


                      REPUBLIC NEW YORK CORPORATION

                          ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out in its entirety Article NINTH of the Articles of Incorporation and inserting in lieu thereof the following:

     "NINTH: The Corporation shall indemnify (a) its directors to the full extent provided by the general laws of the State of Maryland now or hereafter in force, including the advance of expenses under the procedures provided by such laws; (b) its officers to the same extent it shall indemnify its directors; and (c) its officers who are not directors to such further extent as shall be authorized by the Board of Directors and be consistent with law. The foregoing shall not limit the authority of the corporation to indemnify other employees and agents consistent with law."

SECOND: The Board of Directors of the Corporation, at a meeting held on January 19, 1983, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at the Annual Meeting thereof to be held on April 20, 1983.

THIRD: Notice, setting forth the said amendment of the charter and stating that the purpose of the Annual Meeting of the Stockholders, called thereby, would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporation and Associations Articles of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at the Annual Meeting held on April 20, 1983, by affirmative vote of a majority of all the votes entitled to be cast thereon as permitted by the charter of the Corporation.

FOURTH: This amendment does not increase the authorized stock of the Corporation.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these present to be signed in its name and on its behalf by a Senior Vice President and witnessed by an Assistant Secretary on April 20, 1983.


                                               REPUBLIC NEW YORK CORPORATION


                                               By:   /s/ Ernest Ginsberg
                                                   (Senior Vice President)

Witnessed:

      /s/ William F. Rosenblum, Jr.
         (Assistant Secretary)


THE UNDERSIGNED, a Senior Vice President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                                     /s/ Ernest Ginsberg
                                                   (Senior Vice President)


                                       -1-
110





CONFORMED COPY                                                        3.09.84


                          REPUBLIC NEW YORK CORPORATION

                             ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the charter of the Corporation, the Board of Directors has duly divided and classified 1,000,000 shares of the Preferred Stock of the Corporation into a series designated Cumulative Preferred Stock, Floating Rate Series B, and has provided for the issuance of such series.

SECOND: The terms of the Cumulative Preferred Stock, Floating Rate Series B, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. Cumulative Preferred Stock Floating Rate Series B: 1,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as Cumulative Preferred Stock,Floating Rate Series B (hereinafter sometimes called the "Floating Rate Series B Stock"). The Floating Rate Series B Stock shall be of a stated value of $50 per share (the "stated value"). The term "Articles of Incorporation" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2. Dividends: Dividend rates on the shares of Floating Rate Series B Stock shall be: (i) for the period (the "Initial Dividend Period") from the date of their original issue to and including July 1, 1984, at a rate per annum of the stated value thereof equal to 10.68%, and (ii) for each quarterly dividend period (hereinafter referred to as a "Quarterly Dividend Period"; and the Initial Dividend Period or any Quarterly Dividend Period being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods") thereafter, which quarterly dividend periods shall commence on January 1, April 1, July 1 and October 1 in each year and shall end on and include the day next preceding the first day of the next quarterly dividend period, at a rate per annum of the stated value thereof equal to 1.60% below the Applicable Rate (as defined in paragraph 3) in respect of such quarterly dividend period; provided, however, that the dividend rate per annum on the shares of Floating Rate Series B Stock for any Quarterly Dividend Period shall in no event be less than 6.50% per annum or greater than 12.50% per annum. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when and as declared by the Board of Directors, on the first day of January, April, July and October of each year, commencing July 1, 1984. If in any Dividend Period dividends shall not have been paid or declared and set apart for payment on all outstanding shares of Floating Rate Series B Stock for such Dividend Period and for all preceding Dividend Periods from and after the first day from which dividends are cumulative at the respective rates per annum specified for such Dividend Periods in the second preceding sentence, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Floating Rate Series B Stock with respect to the payment of dividends, or
(ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Floating Rate Series B Stock with respect to the payment of dividends; provided , however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Floating Rate Series B Stock shall have been paid or declared and set apart for payment.

     3. Definition of Applicable Rate, etc.: The "Applicable Rate" for any Quarterly Dividend Period shall be the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such Dividend Period. In the event that the Corporation determines in good faith that for any reason

          (i) any one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Twenty Year Constant Maturity Rate cannot be determined for any Quarterly Dividend Period, then the Applicable Rate for such Dividend Period shall be the higher of whichever two of such Rates can be so determined;

          (ii) either only the Treasury Bill Rate or only the Ten Year Constant Maturity Rate or only the Twenty Year Constant Maturity Rate can be determined for any Quarterly Dividend Period, then the Applicable Rate for such Dividend Period shall be whichever such Rate can be so determined; or

          (iii) neither the Treasury Bill Rate nor the Ten Year Constant Maturity Rate nor the Twenty Year Constant Maturity Rate can be determined for any Quarterly Dividend Period, then the Applicable Rate in effect for the preceding Dividend Period shall be continued for such Dividend Period.

          Except as provided below in this paragraph, the "Treasury Bill Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period as defined below) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating Rate Series B Stock is being determined. In the event that the Federal Reserve board does not publish such a weekly per annum market discount rate during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less that 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Treasury Bill Rate for any Quarterly Dividend Period as provided above in this paragraph, the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

                                       -1-
111




CONFORMED COPY                                                        3.09.84


     Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating Rate Series B Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less than eight nor more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Ten Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Ten Year constant Maturity Rate for such dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on the Floating Rate Series B Stock is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Twenty Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year constant Maturity Rate shall each be rounded to the nearest five hundredths of a percentage point.

     The amount of dividends payable for each Quarterly Dividend Period shall be computed by annualizing the dividend rate for such Dividend Period and dividing by four. The amount of dividends payable for the Initial Dividend Period or any Dividend Period shorter than a full Quarterly Dividend Period shall be computed on the basis of 30-day months, a 360-day year and the actual number of days elapsed in such Dividend Period.

     The dividend rate with respect to each Quarterly Dividend Period will be calculated as promptly as practicable by the Corporation according to the appropriate method described herein. The mathematical accuracy of each such calculation will be confirmed in writing by independent accountants of recognized standing. The Corporation will cause each dividend rate to be published in a newspaper of general circulation in New York City prior to the commencement of the new Quarterly Dividend Period to which it applies and will cause notice of such dividend rate to be enclosed with the dividend payment checks next mailed to the holders of the Floating Rate Series B Stock.

For purposes of this Section, the term

          (i)  "Calendar Period" shall mean 14 calendar days;

          (ii) "Special Securities" shall mean securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount;

          (iii) "Ten Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and

          (iv) "Twenty Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 20 years).

     4. Voting Rights: (i) The holders of the Floating Rate Series B Stock shall have the voting power and rights set forth and referred to in this paragraph 4 and in paragraph 7, and shall have no other voting power or rights except as otherwise from time to time required by law.

          (ii) Whenever dividends on the Floating Rate Series B Stock shall be unpaid as a whole or in part for six consecutive Dividend periods, then at the annual meeting of stockholders next following omission of the sixth successive quarterly dividend or any part thereof and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Floating Rate Series B Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Floating Rate Series B Stock, either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 4 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights

                                    -2-
112





CONFORMED COPY                                                        3.09.84


of holders of Floating Rate Series B Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 4 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the Floating Rate Series B Stock. At elections for such Directors, each holder of the Floating Rate Series B Stock shall be entitled to one vote for each share held. The holders of Floating Rate Series B Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders, next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 4 of the holders of Floating Rate Series B Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 4 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Floating Rate Series B Stock remain outstanding, the affirmative vote or consent of the holders of at least two-thirds of the shares of Floating Rate Series B Stock outstanding at the time given in person or by proxy, either in writing or at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

               (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined below in this paragraph 4) to the Floating Rate Series B Stock, or

               (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the Floating Rate Series B Stock unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on the Floating Rate Series B Stock and all outstanding shares of stock ranking on a parity (as that term is defined below in this paragraph 4) with the Floating Rate Series B Stock (the Floating Rate Series B Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

               (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of the Floating Rate Series B Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock, the Corporation's $2.125 Cumulative Preferred Stock or $3.125 Cumulative Preferred Stock or Cumulative Preferred Stock, Floating Rate Series A or the Floating Rate Series B Stock or the creation and issuance of other series of Preferred Stock, in each case ranking on a parity with or junior to the Floating Rate Series B Stock with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

  The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Floating Rate Series B Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.

     Any class or classes of stock of the Corporation shall be deemed to rank

          (i) prior to the Floating Rate Series B Stock as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of Floating Rate Series B Stock; and

          (ii) on a parity with the Floating Rate Series B Stock as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from those of the Floating Rate Series B Stock, if the holders of such class of stock and the Floating Rate Series B stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

     5. Liquidation: Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Floating Rate Series B Stock shall have preference and priority over the Common Stock for payment out of the assets of the Corporation or proceeds thereof, whether from capital or surplus, of $50 per share together with the amount of any dividends accrued and unpaid thereon, and after such payment the holders of Floating Rate Series B Stock shall be entitled to no other payments. If, in such case, the assets of the Corporation or proceeds thereof shall be insufficient to make the full liquidating payment of $50 per share and accrued and unpaid dividends on the Floating Rate Series B Stock and liquidating payments on any other outstanding series of Parity Stock (including accrued and unpaid dividends, if any), then such assets and proceeds shall be distributed among the holders of the Floating Rate Series B Stock and any other outstanding series of Parity Stock ratably in accordance with the respective amounts which would be payable on all series of Parity Stock (including accrued and unpaid dividends, if any) if all such liquidating amounts payable were paid in full. A consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, of all or substantially all or any part of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

     6. Redemption: The shares of Floating Rate Series B Stock may not be redeemed prior to April 1, 1989. From April 1, 1989 through and including March 31, 1994, the Floating Rate Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption. After March 31, 1994, the Floating Rate Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption.

     At the option of the Corporation, shares of Floating Rate Series B Stock redeemed or otherwise acquired may be restored to the status of authorized but unissued shares of Preferred Stock.

         In the case of any redemption, the Corporation shall give notice of such redemption to the holders of Floating Rate Series B Stock to be redeemed in the following manner: a notice specifying the shares to be redeemed and the time and place of redemption (and, if less than the total outstanding shares are to be redeemed, specifying the certificate numbers and number of shares to be redeemed) shall be mailed by first class mail, addressed to the holders of record of the Floating Rate Series B Stock to be redeemed at their respective addresses as the same shall appear upon the books of the Corporation, not more than 60 days and not less than 30 days previous to the date fixed for redemption. In the event such notice is not given to any stockholder such failure to give notice shall not affect the notice given to other stockholders. If less than the whole amount of outstanding Floating Rate Series B Stock is to be redeemed, the shares to be redeemed shall be selected by lot or pro rata in any manner determined by resolution of the Board of Directors to be fair and proper. From and after the date fixed in any such notice as the date of redemption (unless default shall be made by the Corporation in providing moneys at the time and place of redemption for the payment of the redemption price), all dividends upon the Floating Rate Series B Stock so called for redemption shall cease to accrue, and all rights of the holders of said Floating Rate Series B Stock as stockholders in

                                    -3-
113





CONFORMED COPY                                                        3.09.84



the Corporation, except the right to receive the redemption price plus dividends accrued and unpaid to the date of redemption (without interest) upon surrender of the certificate representing the Floating Rate Series B Stock so called for redemption, duly endorsed for transfer, if required, shall cease and terminate. The Corporation's obligation to provide moneys in accordance with the preceding sentence shall be deemed fulfilled if, on or before the redemption date, the Corporation shall deposit with a bank or trust company (which may be an affiliate of the Corporation) having an office in the Borough of Manhattan, City of New York, having a capital and surplus of at least $50,000,000, funds necessary for such redemption, in trust, with irrevocable instructions that such funds be applied to the redemption of the shares of Floating Rate Series B Stock so called for redemption. Any interest accrued on such funds shall be paid to the Corporation from time to time. Any funds so deposited and unclaimed at the end of 6 years from such redemption date shall be released or repaid to the Corporation, after which the holders of such shares of Floating Rate Series B Stock so called for redemption shall look only to the Corporation for payment of the redemption price.

     7. Limitation on Merger and Sale of Assets and on Disposition of the Voting Stock of the Bank: So long as any shares of Floating Rate Series B Stock remain outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, either in writing or by resolution adopted at a meeting at which the holders of Floating Rate Series B Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation,
(ii) issues to the holders of the Floating Rate Series B Stock in exchange for the Floating Rate Series B Stock shares of preferred stock having at least the same relative rights and preferences as the Floating Rate Series B Stock (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 7, holders of all series of Parity Stock which are granted such voting rights (of which the Floating Rate Series B Stock is the fourth series) shall vote as a class, and each holder of Floating Rate Series B Stock shall have one vote for each share of stock held and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Floating Rate Series B Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.

     8. Parity Stock: So long as any shares of Floating Rate Series B Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends in respect of all such shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation, ratably in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     9.  For the Purposes Hereof:

          (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares held by the Corporation and shares called for redemption pursuant to paragraph 6, funds for redemption of which shall have been deposited in trust pursuant to paragraph 6.

          (ii) The amount of dividends "accrued" on any share of Floating Rate Series B Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Floating Rate Series B Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the stated value of such share at the dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made.


     IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on March 7, 1984.

                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ Jeffrey C. Keil
Attest:                                               (President)

         /s/ Ernest Ginsberg
               (Secretary)


                                    -4-
114





CONFORMED COPY                                                        3.27.86


                         REPUBLIC NEW YORK CORPORATION

                           Certificate of Correction


Republic New York Corporation, a Maryland corporation having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The first paragraph of Section 6 of Article Second of the Articles Supplementary of the Corporation which was executed on behalf of the Corporation by its President, Jeffrey C. Keil and witnessed by its Secretary, Ernest Ginsberg, and which was filed with the State Department of Assessments and Taxation of Maryland on March 9, 1984 at 11:51 a.m. is hereby corrected to read as follows:

               6. Redemption: The shares of Floating Rate Series B Stock may not be redeemed prior to April 1, 1989. From April 1, 1989 through and including March 31, 1994, the Floating Rate Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption.
      After March 31, 1994, the Floating Rate Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to the stated value per share plus accrued and unpaid dividends to the date of redemption.

               SECOND: The first paragraph of Section 6 of Article Second of the Articles Supplementary of the Corporation as filed with the State Department of Assessments and Taxation of Maryland prior to this Certificate of Correction read as follows:

               6. Redemption: The shares of Floating Rate Series B Stock may not be redeemed prior to April 1, 1989. From April 1, 1989 through and including March 31, 1994, the Floating Rate Series B Stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption.
      After March 31, 1994, the Floating Rate Series B stock may be redeemed, at the option of the Corporation, as a whole or in part, at any time or from time to time, at a redemption price equal to $51.50 per share plus accrued and unpaid dividends to the date of redemption.

      IN WITNESS WHEREOF, Republic New York Corporation, has caused these presents to be signed in its name and on its behalf by its Senior Vice President and witnessed by its Secretary on March 27, 1986.


WITNESS:                                       REPUBLIC NEW YORK CORPORATION

/s/ William F. Rosenblum, Jr.                  /s/ Thomas F. Robards
Secretary                                      Senior Vice President


      THE UNDERSIGNED, Senior Vice President, Republic New York Corporation, who executed on behalf of the Corporation the foregoing Certificate of Correction of which this Certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Certificate of Correction to be the corporate act of said Corporation and hereby certifies to the best of his knowledge, information and belief the matters and facts set forth herein are true in all material respects under the penalties of perjury.

                                               REPUBLIC NEW YORK CORPORATION

                                               /s/ Thomas F. Robards
                                               Senior Vice President
115





CONFORMED COPY                                                        3.31.86


                         REPUBLIC NEW YORK CORPORATION

                            ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has duly divided and classified 1,250 shares of the Preferred Stock of the Corporation into two series of designated Dutch Auction Rate Transferable SecuritiesTM Preferred Stock, Series A and B, and has provided for the issuance of each such series.

SECOND: The terms of the Dutch Auction Rate Transferable SecuritiesTM Preferred Stock, Series A and B, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

          625 shares of Preferred Stock of the Corporation, without par value, shall constitute a series of Preferred Stock designated as "Dutch Auction Rate Transferable Securities Preferred Stock, Series A", hereinafter referred to as the "Series A DARTS". 625 shares of Preferred Stock of the Corporation, without par value, shall constitute a series of Preferred Stock designated as "Dutch Auction Rate Transferable Securities Preferred Stock, Series B", hereinafter referred to as the "Series B DARTS". The Series A DARTS and the Series B DARTS are herein referred to collectively as the "DARTS". All shares of each series of DARTS shall be identical with each other in all respects. The DARTS shall be of a stated value of $100,000 per share (the "stated value").

          1. Definitions. Unless the context or use indicates another or different meaning or intent, the following terms shall have the following meanings, whether used in the singular or plural:

          (a) "60-day 'AA' Composite Commercial Paper Rate", on any date, means (i) the interest equivalent of the 60-day rate on commercial paper placed on behalf of issuers whose corporate bonds are rated "AA" by Standard & Poor's Corporation ("S&P"), or the equivalent of such rating by S&P or another rating agency, as such 60-day rate is made available on a discount basis or otherwise by the Federal Reserve Bank of New York for the Business Day immediately preceding such date, or (ii) in the event that the Federal Reserve Bank of New York does not make available such a rate, then the arithmetic average of the interest equivalent of the 60-day rate on commercial paper placed on behalf of such issuers, as quoted on a discount basis or otherwise by the Commercial Paper Dealers to the Trust Company for the close of business on the Business Day immediately preceding such date. If any Commercial Paper Dealer does not quote a rate required to determine the 60-day "AA" Composite Commercial Paper Rate, the 60-day "AA" Composite Commercial Paper Rate shall be determined on the basis of the quotation or quotations furnished by the remaining Commercial Paper Dealer or Commercial Paper Dealers and any Substitute Commercial Paper Dealer or Substitute Commercial Paper Dealers selected by the Corporation to provide such rate or rates not being supplied by any Commercial Paper Dealer or Commercial Paper Dealers, as the case may be, or, if the Corporation does not select any such Substitute Commercial Paper Dealer or Substitute Commercial Paper Dealers, by the remaining Commercial Paper Dealer or Commercial Paper Dealers. If the Board of Directors of the Corporation shall make the adjustment referred to in the third sentence of paragraph 2(b)(i), then (i) if the Dividend Period Days shall be fewer than 70 days, such rate shall be the interest equivalent of the 60-day rate on such commercial paper; (ii) if the Dividend Period Days shall be 70 or more days but fewer than 85 days, such rate shall be the arithmetic average of the interest equivalent of the 60-day and 90-day rates on such commercial paper; and (iii) if the Dividend Period Days shall be 85 or more days but fewer than 98 days, such rate shall be the interest equivalent of the 90-day rate on such commercial paper. For purposes of this definition, the "interest equivalent" of a rate stated on a discount basis (a "discount rate") for commercial paper of a given day's maturity shall be equal to the quotient of (A) the discount rate divided by (B) the difference between (x) 1.00 and (y) a fraction the numerator of which shall be the product of the discount rate times the number of days in which such commercial paper matures and the denominator of which shall be 360. If the rate obtained by the Trust Company is quoted on another basis, the Trust Company shall convert the quoted rate to its interest equivalent after consultation with the Corporation as to the method of such conversion.

          (b) "Applicable Rate" means the rate per annum at which dividends are payable on the shares of a particular series of DARTS for any Dividend Period.

          (c)  "Auction"  means each periodic operation of the Auction
     Procedures.

          (d) "Auction Procedures" means the procedures for conducting Auctions set forth in paragraph 6 below.

          (e) "Business Day" means a day on which the New York Stock Exchange is open for trading and which is not a Saturday, Sunday or other day on which banks in The City of New York are authorized by law to close.

          (f)  "Code" means the Internal Revenue Code of 1954, as amended.

          (g) "Commercial Paper Dealers" means Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith, Lehman Commercial Paper Incorporated and Bear, Stearns & Co. Inc., or, in lieu of any thereof, their respective affiliates or successors.

          (h) "Date of Original Issue" means the date on which the Corporation originally issues shares of Series A DARTS or Series B DARTS, as the case may be.

          (i) "Divided Payment Date" has the meaning set forth in paragraph 2(b)(i) below.

          (j) "Dividend Period" has the meaning set forth in paragraph 2(c)(i) below.

          (k) "Dividend Period Days" has the meaning set forth in paragraph 2(b)(i) below.

          (l) "Holder" means the holder of shares of the Corporation's Series A DARTS and Series B DARTS, as the case may be, as the same appears on the Stock Books of the Corporation.

          (m) "Initial Dividend Payment Date" has the meaning set forth in paragraph 2(b)(i) below.

          (n) "Initial Dividend Rate" has the meaning set forth in paragraph 2(c)(i) below.

          (o) "Initial Dividend Period" has the meaning set forth in paragraph 2(c)(i) below.

          (p) "Minimum Holding Period" has the meaning set forth in paragraph 2(b)(i) below.


                                      -1-
116





CONFORMED COPY                                                        3.31.86


          (q) "Notice of Redemption" has the meaning set forth in paragraph 4(c) below.

          (r) "Parity Stock" has the meaning set forth in Section 5(c)(ii) below.

          (s) "Stock Books" means the stock transfer books of the Corporation maintained by the Trust Company.

          (t) "Subsequent Dividend Period" has the meaning specified in paragraph 2(c)(i) below.

          (u) "Substitute Commercial Paper Dealer" means Goldman, Sachs & Co. and Morgan Stanley & Co., Incorporated, or, in lieu of any thereof, their respective affiliates or successors.

          (v) "Trust Company" means Manufacturers Hanover Trust Company unless and until another bank or trust company shall have been so appointed by a resolution of the Board of Directors of the Corporation.

          2. Dividends. (a) The Holders shall be entitled to receive, when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor, cumulative cash dividends at the Applicable Rate per annum, determined as set forth below, and no more, payable on the respective dates set forth below.

          (b) (i) Dividends on shares of DARTS, at the Applicable Rate per annum, shall accrue from the Date of Original Issue and shall be payable commencing as follows:

          Series A DARTS          May 28, 1986
          Series B DARTS          June 3, 1986

and on each Tuesday that is the last day of successive 49-day periods thereafter; provided, however, that if any of such Tuesday, the Monday preceding such Tuesday or the Wednesday following such Tuesday is not a Business Day, then (i) the Dividend Payment Date will be the first Business Day after such Tuesday that is immediately followed by a Business Day and is preceded by a Business Day that is the preceding Monday or a day after such Monday, or (ii) if the Securities Depository shall make available to its participants and members in funds immediately available in The City of New York on Dividend Payment Dates, the amount due as dividends on such Dividend Payment Dates (and the Securities Depository shall have so advised the Trust Company), then the Dividend Payment Date will be the first Business Day on or after such Tuesday that is preceded by a Business Day that is the preceding Monday or a day after such Monday (each date of payment of dividends being herein referred to as a "Dividend Payment Date" and the first Dividend Payment Date for a particular series of DARTS being herein referred to as the "Initial Dividend Payment Date" for that series). Although any particular Dividend Payment Date may not occur on the originally scheduled Tuesday because of the above-mentioned provisos, the next succeeding Dividend Payment Date shall be, subject to such provisos, the seventh Tuesday following the originally designated Tuesday for the prior Dividend Period. Notwithstanding the foregoing, in the event of a change in law lengthening the minimum holding period (currently found in paragraph 246(c) of the Code) (the "Minimum Holding Period") required for taxpayers to be entitled to the dividends-received deduction on preferred stock held by non-affiliated corporations (currently found in paragraph 243 (a) of the Code), the Board of Directors of the Corporation or a duly designated Committee thereof shall adjust the period of time between Dividend Payment Dates so as to adjust uniformly the number of days (such number of days without giving effect to the provisos in the first sentence of this paragraph 2(b)(i) being hereinafter referred to as "Dividend Period Days") in Dividend Periods commencing after the date of such change in law to equal or exceed the then-current Minimum Holding Period; provided that the number of Dividend Period Days shall not exceed by more than nine days the length of such then-current Minimum Holding Period and shall be evenly divisible by seven, and the maximum number of Dividend Period Days in no event shall exceed 98 days. Upon any such change in the number of Dividend Period Days as a result of a change in law, the Corporation shall mail notice of such change by first-class mail, postage prepaid, to the Trust Company and to each Holder at such Holder's address as the same appears on the Stock Books of the Corporation.

               (ii) Each dividend shall be paid to the Holder of shares of DARTS as its name appears on the Stock Books of the Corporation at the opening of business on the Business Day next preceding the Dividend Payment Date thereof. Dividends in arrears for any past Dividend Period may be declared and paid at any time, without reference to any regular Dividend Payment Date, in the manner specified above. The persons entitled to such dividend payments shall be the Holders whose names appear on the Stock Books of the Corporation on a date, not exceeding 15 days preceding the payment date thereof, as may be fixed by the Board of Directors of the Corporation.

          (c) (i) The dividend rate (the "Initial Dividend Rate") on shares of DARTS during the period from and after the Date of Original Issue to the Initial Dividend Payment Date (the "Initial Dividend Period") shall be 4-7/8% per annum. Commencing on the Initial Dividend Payment Date, the dividend rate on shares of each series of DARTS for each subsequent dividend period (hereinafter referred to as a "Subsequent Dividend Period", the Initial Dividend Period or any Subsequent Dividend Period being hereinafter referred to as a "Dividend Period"), which Subsequent Dividend Period shall commence on the last day of the preceding dividend Period and shall end on the next Dividend Payment Date, shall be equal to the rate per annum that results from implementation of the Auction Procedures.

               (ii) The amount of dividends per share of a series of DARTS payable for any Dividend Period or part thereof shall be computed by multiplying the Applicable Rate for such Dividend Period by a fraction the numerator of which shall be the number of days in such Dividend Period or part thereof (calculated by counting the first day thereof but excluding the last day thereof) such share was outstanding and the denominator of which shall be 360 and multiplying the amount so obtained by $100,000.

          (d) (i) Except as hereinafter provided, no dividends shall be declared or paid or set apart for payment on the shares of any series of DARTS for any period unless full cumulative dividends have been or contemporaneously are declared and paid on the shares of DARTS of all series through the most recent Dividend Payment Date. Holders of shares of a series of DARTS shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the shares of that series of DARTS. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment on the shares of DARTS that may be in arrears.

               (ii) If in any Dividend Period full cumulative dividends shall not have been paid or declared and set apart for payment on all outstanding shares of DARTS for such Dividend Period and for all preceding Dividend Periods, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the DARTS with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the DARTS with respect to the payment of dividends; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the Articles Supplementary providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding DARTS shall have been paid or declared and set apart for payment.

               (iii) Any dividend payment made on shares of any Series of DARTS shall first be credited against the earliest accrued but unpaid dividend due with respect to shares of DARTS of that series.


          3. Liquidation Rights. Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the


                                     -2-
117




CONFORMED COPY                                                        3.31.86


Holders of the DARTS shall have preference and priority over the Common Stock for payment out of the assets of the Corporation or proceeds thereof, whether from capital or surplus, of $100,000 per share together with the amount of any dividends accrued and unpaid thereon, and after such payment the Holders of DARTS shall be entitled to no other payments. If, in such case, the assets of the Corporation or proceeds thereof shall be insufficient to make the full liquidating payment of $100,000 per share and accrued and unpaid dividends on the DARTS and liquidating payments on any other outstanding series of Parity Stock (including accrued and unpaid dividends, if any), then such assets and proceeds shall be distributed among the Holders of the DARTS and the holders of any other outstanding series of Parity Stock ratably in accordance with the respective amounts which would be payable on all series of Parity Stock (including accrued and unpaid dividends, if any) if all such liquidating amounts payable were paid in full. A consolidation or merger of the Corporation with or into any other corporation or corporations or a sale, whether for cash, shares of stock, securities or properties, of all or substantially all or any part of the assets of the Corporation shall not be deemed or construed to be a liquidation, dissolution or winding up of the Corporation.

          4. Redemption. The DARTS shall be redeemable by the Corporation as provided below:

          (a) (i) At its option, the Board of Directors of the Corporation or a duly designated Committee thereof may, out of funds legally available therefor, upon at least 30 days, but not more than 60 days, Notice of Redemption pursuant to clause (c) of this paragraph 4, redeem the shares of any series of DARTS or of all DARTS as a whole or from time to time in part on any Dividend Payment Date at a redemption price equal to

               (A) $103,000 per share if redeemed on or before the first anniversary of the Date of Original Issue;

               (B) $102,000 per share if redeemed thereafter and on or before the second anniversary of the Date of Original Issue;

               (C) $101,000 per share if redeemed thereafter and on or before the third anniversary of the Date of Original Issue; or

               (D)  $100,000 per share if redeemed thereafter;

plus, in each case, an amount equal to accrued and unpaid dividends on such shares (whether or not earned or declared) to the redemption date

          (ii) The shares of any series of DARTS may also be redeemed, at the option of the Board of Directors of the Corporation or a duly designated Committee thereof, as a whole but not in part, on any Dividend Payment Date, upon at least 30 days, but not more than 60 days, Notice of Redemption pursuant to clause (c) of this paragraph 4, at a redemption price of $100,000 per share, plus an amount equal to accrued and unpaid dividends (whether or not earned or declared) on such shares to the redemption date, if the Applicable Rate fixed for the Dividend Period ending on such Dividend Payment Date shall equal or exceed the 60-day "AA" Composite Commercial Paper Rate on the date of determination of such Applicable Rate.

          (b) Notwithstanding any other provision of this paragraph 4, shares of a particular series of DARTS may not be redeemed, other than as a whole, unless all accrued and unpaid dividends on all outstanding shares of the series shall have been paid or are being contemporaneously paid or set apart for payment. In the event that less than all the outstanding shares of a series of DARTS are to be redeemed, the shares to be redeemed shall be selected by lot or such other method as the Corporation shall deem fair and equitable.

          (c) Whenever shares of DARTS are to be redeemed, the Corporation shall mail a notice ("Notice of Redemption") by first-class mail, postage prepaid, to each Holder of record of shares of DARTS to be redeemed and to the Trust Company. A Notice of Redemption shall be addressed to the Holder at the address of the Holder appearing on the Stock Books of the Corporation maintained by the Trust Company. The Notice of Redemption shall also be published in the Wall Street Journal. The Notice of Redemption shall include a statement of (i) the redemption date, (ii) the redemption price, (iii) the number of shares of each series of DARTS to be redeemed, (iv) the place or places where shares of DARTS are to be surrendered for payment of the redemption price, (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date, and (vi) the provision under which redemption is made. No defect in the Notice of Redemption or in the mailing or publication thereof shall affect the validity of the redemption proceedings, except as required by law.

          If Notice of Redemption shall have been given as aforesaid and the Corporation shall have deposited a sum sufficient to redeem the shares of DARTS as to which Notice of Redemption has been given with the Trust Company, with irrevocable instructions and authority to pay the redemption price to the Holders thereof, or if no such deposit is made, then upon such date fixed for redemption (unless the Corporation shall default in making payment of the redemption price), all rights of the Holders thereof as stockholders of the Corporation by reason of the ownership of such shares (except their right to receive the redemption price thereof, but without interest), shall terminate, and such shares shall no longer be deemed outstanding. The Corporation shall be entitled to receive, from time to time, from the Trust Company the interest, if any, on such moneys deposited with it and the Holders of any shares so redeemed shall have no claim to any such interest. In case the Holder of any shares so called for redemption shall not claim the redemption price for his shares within one year after the date of redemption, the Trust Company shall, upon demand, pay over to the Corporation such amount remaining on deposit and the Trust Company shall thereupon be relieved of all responsibility to the Holder of such shares and such Holder of the shares of DARTS so called for the redemption shall look only to the Corporation for the payment thereof.

          (d) Except in an Auction and except as set forth above with respect to redemptions, nothing contained in these Articles Supplementary shall limit any legal right of the Corporation to purchase or otherwise acquire any shares of DARTS in privately negotiated transactions or in the over-the-counter market or otherwise; provided that the Corporation is current in the payment of dividends on all of the outstanding series of DARTS.

          (e) Shares of DARTS that have been redeemed, purchased or otherwise acquired by the Corporation are not subject to reissuance and shall be cancelled.

          5. Voting Rights. (a) Holders of DARTS shall have no voting rights, either general or special except as expressly required by applicable law, the Charter and as specified in this paragraph 5.

          (b) Whenever dividends on any series of DARTS shall be unpaid as a whole or in part for six consecutive dividend quarters, then at the annual meeting of stockholders next following omission of the last successive quarterly dividend or any part thereof in such period and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the series of DARTS have been paid or declared and a sum sufficient for payment has been set aside, the Holders of the series of DARTS either alone or together with the Holders of one or more other series of DARTS or the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 5 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights of Holders of DARTS of any series to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 5 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the series of DARTS. At elections for such Directors, each Holder of DARTS shall be entitled to 2,000 votes for each share held.
The Holders of DARTS shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock

                                      -3-
118





CONFORMED COPY                                                        3.31.86


or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 5 of the Holders of DARTS and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 5 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated, and the Board of Directors shall be decreased by two Directors.

          (c) So long as any shares of DARTS remain outstanding, the affirmative vote of the Holders of at least two-thirds of the votes of any series of DARTS outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

              (i) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined below in this paragraph 5) to such series of DARTS, or

              (ii) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with such series of DARTS unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on such series of DARTS and all outstanding shares of stock ranking on a parity (as that term is defined below in this paragraph 5) with such series of DARTS (such series of DARTS and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

             (iii) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of such series of DARTS or of the Holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or Cumulative Preferred Stock, Floating Rate Series A or the Floating Rate Series B Stock or DARTS or the creation and issuance of other series of Preferred Stock including DARTS, in each case ranking on a parity with or junior to such series of DARTS with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

          The foregoing voting provisions shall not apply as to any series of DARTS if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of such series of DARTS shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 4 to effect such redemption.

           Any class or classes of stock of the Corporation shall be deemed to rank

                (A) prior to any series of DARTS as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the Holders of such series of DARTS; and

                (B) on a parity with any series of DARTS as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from those of any series of DARTS, if the holders of such class of stock and any series of DARTS shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.


           In connection with the exercise of the voting rights contained in this paragraph 5(c), each Holder of DARTS shall have 2,000 votes for each share of stock held.

           (d) So long as any shares of DARTS remain outstanding, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution adopted at a meeting at which the Holders of shares of DARTS (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation,
(ii) issues to the holders of DARTS in exchange for the DARTS shares of preferred stock having at least the same relative rights and preferences as the DARTS (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 5(d), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each Holder of DARTS shall have 2,000 votes for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

          The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the DARTS shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 4 to effect such redemption.

          6. Auction Procedures. (a) Certain definitions. Capitalized terms not defined in this paragraph 6 shall have the respective meanings specified in paragraphs 1 through 5 above. As used in this paragraph 6, the following terms shall have the following meanings, unless the context otherwise requires:

             (i) "Affiliate" shall mean any Person known to the Trust Company to be controlled by, in control of, or under common control with the Corporation.

                                        -4-
119





CONFORMED COPY                                                        3.31.86


             (ii) "Agent Member" shall mean the member of the Securities Depository that will act on behalf of a Bidder and is identified as such in such Bidder's Purchaser's Letter.

         (iii) "Auction" shall mean the periodic operation of the procedures set forth in this paragraph 6.

         (iv) "Auction Date" shall mean the Business Day next preceding a Dividend Payment Date.

         (v) "Available DARTS" shall have the meaning specified in paragraph 6(d)(i) below.

         (vi) "Bid" shall have the meaning specified in paragraph 6(b)(i) below.

         (vii) "Bidder" shall have the meaning specified in paragraph 6(b)(i) below.

         (viii) "Broker-Dealer" shall mean any broker-dealer, or other entity permitted by law to perform the functions required of a Broker-Dealer in this paragraph 6, that has been selected by the Corporation and has entered into a Broker-Dealer Agreement with the Trust Company that remains effective.

         (ix) "Broker-Dealer Agreement" shall mean an agreement between the Trust Company and a Broker-Dealer pursuant to which such Broker-Dealer agrees to follow the procedures specified in this paragraph 6.

         (x) "DARTS" shall mean Series A and Series B DARTS being auctioned pursuant to this paragraph 6.

         (xi) "Existing Holder", when used with respect to shares of DARTS, shall mean a Person who has signed a Purchaser's Letter and is listed as the beneficial owner of such shares of DARTS in the records of the Trust Company.

         (xii) "Hold Order" shall have the meaning specified in paragraph 6(b)(i) below.

         (xiii) "Maximum Applicable Rate", on any Auction Date, shall mean the percentage of the 60-day "AA" Composite Commercial Paper Rate on such Auction Date, determined as set forth below based on the prevailing rating of shares of DARTS in effect at the close of business on such Auction Date:

     Prevailing Rating                                          Percentage

     AA/aa or Above...........................................     110%

     A/a......................................................     120%

     BBB/baa..................................................     130%
     Below BBB/baa............................................     150%

           For purposes of this definition, the "prevailing rating" of shares of DARTS shall be (i) AA/aa or Above, if shares of DARTS have a rating of AA- or better by Standard & Poor's Corporation or its successor
     ("S&P") or aa3 or better by Moody's Investors Service, Inc., or its successor ("Moody's"), or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, (ii) if not AA/aa or Above, then A/a if the shares of DARTS have a rating of A- or better and lower than AA- by S&P or a3 or better and lower then aa3 by Moody's or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, (iii) if not AA/aa or Above or A/a, then BBB/baa, if the shares of DARTS have a rating of BBB- or better and lower than A-by S&P or baa3 or better and lower than a3 by Moody's or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, and
     (iv) if not AA/aa or Above, A/a or BBB/baa, then Below BBB/baa. The Company shall take all reasonable action necessary to enable S&P and Moody's to provide a rating for DARTS. If either S&P or Moody's shall not make such a rating available, or neither S&P nor Moody's shall make such a rating available, Salomon Brothers Inc, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Shearson Lehman Brothers Incorporated and Bear, Stearns & Co. Inc. and/or their successors shall select a nationally recognized securities rating agency or two nationally recognized securities rating agencies to act as substitute rating agency or substitute rating agencies, as the case may be.

          (xiv) "Order" shall have the meaning specified in paragraph 6(b)(i) below.

          (xv) "Outstanding" shall mean, as of any date, shares of DARTS theretofore issued by the Corporation except, without duplication,
     (A) any shares of DARTS theretofore cancelled or delivered to the Trust Company for cancellation, or redeemed by the Corporation or as to which a notice of redemption shall have been given by the Corporation, (B) any shares of DARTS as to which the Corporation or any Affiliate thereof shall be an Existing Holder and (C) any shares of DARTS represented by any certificate in lieu of which a new certificate has been executed and delivered by the Corporation.
          (xvi) "Person" shall mean and include an individual, a partnership, a corporation, a trust, an unincorporated association, a joint venture or other entity or a government or any agency or political subdivision thereof.

          (xvii) "Potential Holder" shall mean any Person, including any Existing Holder, (A) who shall have executed a Purchaser's Letter and (B) who may be interested in acquiring shares of DARTS (or, in the case of an Existing Holder, additional shares of DARTS).

          (xviii) "Purchaser's Letter" shall mean a letter addressed to the Corporation, the Trust Company and a Broker-Dealer in which a Person agrees, among other things, to offer to purchase, purchase, offer to sell and/or sell shares of DARTS as set forth in this paragraph 6.

          (xix) "Securities Depository" shall mean The Depository Trust Company and its successors and assigns or any other securities depository selected by the Corporation which agrees to follow the procedures required to be followed by such securities depository in connection with shares of DARTS.

          (xx) "Sell Order" shall have the meaning specified in paragraph 6(b)(i) below.

          (xxi) "Submission Deadline" shall mean 12:30 P.M., New York City time, on any Auction Date or such other time on any Auction Date by which Broker-Dealers are required to submit Orders to the Trust Company as specified by the Trust Company from time to time.

          (xxii) "Submitted Bid" shall have the meaning specified in paragraph 6(d)(i) below.

          (xxiii) "Submitted Hold Order" shall have the meaning specified in paragraph 6(d)(i) below.

          (xxiv) "Submitted Order" shall have the meaning specified in paragraph 6(d)(i) below.

                                       -5-
120





CONFORMED COPY                                                        3.31.86


          (xxv) "Submitted Sell Order" shall have the meaning specified in paragraph 6(d)(i) below.


          (xxvi) "Sufficient Clearing Bids" shall have the meaning specified in paragraph 6(d)(i) below.

          (xxvii) "Winning Bid Rate" shall have the meaning specified in paragraph 6(d)(i) below.

     (b)  Orders by Existing Holders and Potential Holders.
          (i)  On or prior to each Auction Date:

              (A) each Existing Holder may submit to a Broker-Dealer information as to:

                   (1) the number of Outstanding shares, if any, of DARTS held by such Existing Holder which such Existing Holder desires to continue to hold without regard to the Applicable Rate for the next succeeding Dividend Period;

                   (2) the number of Outstanding shares, if any, of DARTS held by such Existing Holder which such Existing Holder desires to continue to hold, provided that the Applicable Rate for the next succeeding Dividend Period shall not be less than the rate per annum specified by such Existing Holder; and/or

                   (3) the number of Outstanding shares, if any, of DARTS held by such Existing Holder which such Existing Holder offers to sell without regard to the Applicable Rate for the next succeeding Dividend Period; and

              (B)  each Broker-Dealer, using a list of Potential
              Holders that shall be maintained in good faith for the purpose of conducting a competitive Auction, shall contact Potential
              Holders, including Persons that are not Existing Holders, on such list to determine the number of Outstanding shares, if any, of DARTS which each such Potential Holder offers to purchase, provided that the Applicable Rate for the next succeeding Dividend Period shall not be less than the rate per annum specified by such Potential Holder.

     For the purposes hereof, the communication to a Broker-Dealer of information referred to in clause (A) or (B) of this paragraph 6(b)(i) is hereinafter referred to as an "Order" and each Existing Holder and each Potential Holder placing an Order is hereinafter referred to as a "Bidder"; an Order containing the information referred to in clause (A)(1) of this paragraph 6(b)(i) is hereinafter referred to as a "Hold Order"; an Order containing the information referred to in clause (A)(2) or (B) of this paragraph 6(b)(i) is hereinafter referred to as a "Bid"; and an Order containing the information referred to in clause (A)(3) of this paragraph 6(b)(i) is hereinafter referred to as a "Sell Order."

          (ii) (A) A Bid by an Existing Holder shall constitute an irrevocable offer to sell:

                     (l) the number of Outstanding shares of DARTS specified in such Bid if the Applicable Rate determined on such Auction Date shall be less than the rate specified in such Bid; or

                     (2) such number or a lesser number of Outstanding shares of DARTS to be determined as set forth in paragraph 6(e)(i)(D) if the Applicable Rate determined on such Auction Date shall be equal to the rate specified therein; or

                    (3) a lesser number of Outstanding shares of DARTS to be determined as set forth in paragraph 6(e)(ii)(C) if such specified rate shall be higher than the Maximum Applicable Rate and Sufficient Clearing Bids do not exist.

               (B) A Sell Order by an Existing Holder shall constitute an irrevocable offer to sell:

                    (1) the number of Outstanding shares of DARTS specified in such Sell Order; or

                    (2) such number or a lesser number of Outstanding shares of DARTS to be determined as set forth in paragraph 6(e)(ii)(C) if Sufficient Clearing Bids do not exist.

               (C) A Bid by a Potential Holder shall constitute an irrevocable offer to purchase:

                    (1) the number of Outstanding shares of DARTS specified in such Bid if the Applicable Rate determined on such Auction Date shall be higher than the rate specified in such Bid; or

                    (2) such number or a lesser number of Outstanding shares of DARTS to be determined as set forth in paragraph 6(e)(i)(E) if the Applicable Rate determined on such Auction Date shall be equal to the rate specified therein.

         (c)  Submission of Orders by Broker-Dealers to Trust Company.
              (i) Each Broker-Dealer shall submit in writing to the Trust Company prior to the Submission Deadline on each Auction Date all Orders obtained by such Broker-Dealer and specifying with respect to each Order:

     (A)  the name of the Bidder placing such Order;

     (B) the aggregate number of Outstanding shares of DARTS that are the subject of such Order;

     (C)  to the extent that such Bidder is an Existing Holder:

          (1) the number of Outstanding shares, if any, of DARTS subject to any Hold Order placed by such Existing Holder;

          (2) the number of Outstanding shares, if any, of DARTS subject to any Bid placed by such Existing Holder and the rate specified in such Bid; and

          (3) the number of Outstanding shares, if any, of DARTS subject to any Sell Order placed by such Existing Holder.

     (D) to the extent such Bidder is a Potential Holder, the rate specified in such Potential Holder's Bid.

          (ii) If any rate specified in any Bid contains more than three figures to the right of the decimal point, the Trust Company shall round such rate up to the next highest one-thousandth (.001) of 1%.


          (iii) If an Order or Orders covering all of the Outstanding shares of DARTS held by an Existing Holder is not submitted to the Trust Company prior to the Submission Deadline, the Trust Company shall deem a Hold Order to have been submitted on behalf of such Existing Holder covering the number of Outstanding shares of DARTS held by such Existing Holder and not subject to Orders submitted to the Trust Company.

                                       -6-
121





CONFORMED COPY                                                        3.31.86


        (iv) If one or more Orders covering in the aggregate more than the number of Outstanding shares of DARTS held by an Existing Holder are submitted to the Trust Company, such Orders shall be considered valid as follows and in the following order of priority:

               (A) any Hold Order submitted on behalf of such Existing Holder shall be considered valid up to and including the number of Outstanding shares of DARTS held by such Existing Holder; provided that if more than one Hold Order is submitted on behalf of such Existing Holder and the number of shares of DARTS subject to such Hold Orders exceeds the number of Outstanding shares of DARTS held by such Existing Holder, the number of shares of DARTS subject to such Hold Orders shall be reduced pro rata so that such Hold Orders shall cover the number of Outstanding shares of DARTS held by such Existing Holder;

               (B) (1) any Bid shall be considered valid up to and including the excess of the number of Outstanding shares of DARTS held by such Existing Holder over the number of shares of DARTS subject to Hold Orders referred to in paragraph 6(c)(iv)(A);

                    (2) subject to clause (1) above, if more than one Bid with the same rate is submitted on behalf of such Existing Holder and the number of Outstanding shares of DARTS subject to such Bids is greater than such excess, the number of Outstanding shares of DARTS subject to such Bids shall be reduced pro rata so that such Bids shall cover the number of Outstanding shares of DARTS equal to such excess; and

                    (3) subject to clause (1) above, if more than one Bid with different rates is submitted on behalf of such Existing Holder, such Bids shall be considered valid in the ascending order of their respective rates and in any such event the number, if any, of such Outstanding shares subject to Bids not valid under this clause (B) shall be treated as the subject of a Bid by a Potential Holder; and

               (C) any Sell Order shall be considered valid up to and including the excess of the number of Outstanding shares of DARTS held by such Existing Holder over the number of Outstanding shares of DARTS subject to Hold Orders referred to in paragraph 6(c)(iv)(A) and Bids referred to in paragraph 6 (c)(iv)(B).

        (v) If more than one Bid is submitted on behalf of any Potential Holder, each Bid submitted shall be a separate Bid with the rate and shares of DARTS therein specified

        (d) Determination of Sufficient Clearing Bids, Winning Bid Rate and Applicable Rate. (i) Not earlier than the Submission Deadline on each Auction Date, the Trust Company shall assemble all Orders submitted to it by the Broker-Dealers (each such Order as submitted or deemed submitted by a Broker-Dealer being hereinafter referred to individually as a "Submitted Hold Order", a "Submitted Bid" or a "Submitted Sell Order", as the case may be, or as a "Submitted Order") and shall determine:

       (A) the excess of the total number of Outstanding shares of DARTS over the number of Outstanding shares of DARTS that are the subject of Submitted Hold Orders (such excess being hereinafter referred to as the "Available DARTS");

       (B)  from the Submitted Orders whether:

       (1) the number of Outstanding shares of DARTS that are the subject of Submitted Bids by Potential Holders specifying one or more rates equal to or lower than the Maximum Applicable Rate exceeds or is equal to the sum of:

           (2) (a) the number of Outstanding shares of DARTS that are the subject of Submitted Bids by Existing Holders specifying one or more rates higher than the Maximum Applicable Rate, and

               (b) the number of Outstanding shares of DARTS that are subject to Submitted Sell Orders (if such excess or such equality exists (other than because the number of Outstanding shares of DARTS in clauses (a) and (b) above are each zero because all the Outstanding shares of DARTS are the subject of Submitted Hold Orders), such Submitted Bids in clause
       (1) above being hereinafter referred to collectively as "Sufficient Clearing Bids"); and

              (C) if Sufficient Clearing Bids exist, the lowest rate specified in the Submitted Bids (the "Winning Bid Rate") which if:

           (1) each Submitted Bid from Existing Holders specifying the Winning Bid Rate and all other Submitted Bids from Existing Holders specifying lower rates were rejected, thus entitling such Existing Holders to continue to hold the shares of DARTS that are the subject of such Submitted Bids, and

           (2) each Submitted Bid from Potential Holders specifying the Winning Bid Rate and all other Submitted Bids from Potential Holders specifying lower rates were accepted, thus entitling the Potential Holders to purchase the shares of DARTS that are the subject of such Submitted
       Bids, would result in the number of shares subject to all Submitted
       Bids specifying the Winning Bid Rate or a lower rate being at least equal to the Available DARTS.

       (ii) Promptly after the Trust company has made the determinations pursuant to paragraph 6(d)(i), the Trust Company shall advise the Corporation of the Maximum Applicable Rate and the Minimum Applicable Rate and, based on such determinations, the Applicable Rate for the next succeeding Dividend Period as follows:

       (A) if Sufficient Clearing Bids exist, that the Applicable Rate for the next succeeding Dividend Period shall be equal to the Winning Bid Rate so determined;

       (B) if Sufficient Clearing Bids do not exist (other than because all of the Outstanding shares of DARTS are the subject of Submitted Hold Orders), that the Applicable Rate for the next succeeding Dividend Period shall be equal to the Maximum Applicable Rate; or

       (C) if all of the Outstanding shares of DARTS are the subject of Submitted Hold Orders, that the Applicable Rate for the next succeeding Dividend Period shall be 59% of the 60-day "AA" Composite Commercial Paper Rate on the date of the Auction.

     (e) Acceptance and Rejection of Submitted Bids and Submitted Sell Orders and Allocation of Shares. Based on the determinations made pursuant to paragraph 6(d)(i), the Submitted Bids and Submitted Sell Orders shall be accepted or rejected and the Trust Company shall take such other action as set forth below:

       (i) If Sufficient Clearing Bids have been made, subject to the provisions of paragraph 6(e)(ii) and 6(e)(iv), Submitted Bids and Submitted Sell Orders shall be accepted or rejected in the following order of priority and all other Submitted Bids shall be rejected:

           (A) the Submitted Sell Orders of Existing Holders shall be accepted and the Submitted Bid of each of the Existing Holders specifying any rate that is higher than the Winning Bid Rate shall be accepted, thus requiring each such Existing Holder to sell the Outstanding shares of DARTS that are the subject of such Submitted Bid;

           (B) the Submitted Bid of each of the Existing Holders specifying any rate that is lower than the Winning Bid Rate shall be rejected,


                                      -7-
122





CONFORMED COPY                                                        3.31.86


      thus entitling each such Existing Holder to continue to hold the Outstanding shares of DARTS that are the subject of such Submitted Bid;

           (C) the Submitted Bid of each of the Potential Holders specifying any rate that is lower than the Winning Bid Rate shall be accepted;

           (D) the Submitted Bid of each of the Existing Holders specifying a rate that is equal to the Winning Bid Rate shall be rejected, thus entitling each such Existing Holder to continue to hold the Outstanding shares of DARTS that are the subject of such Submitted Bid, unless the number of Outstanding shares of DARTS subject to all such Submitted Bids shall be greater than the number of Outstanding shares of DARTS ("remaining shares") equal to the excess of the Available DARTS over the number of Outstanding shares of DARTS subject to Submitted Bids described in paragraphs 6(e)(i)(B) and 6(e)(i)(C), in which event the Submitted Bids of each such Existing Holder shall be accepted, and each such Existing Holder shall be required to sell Outstanding shares of DARTS, but only in an amount equal to the difference between (1) the number of Outstanding shares of DARTS then held by such Existing Holder subject to such Submitted Bid and (2) the number of shares of DARTS obtained by multiplying (x) the number of remaining shares by (y) a fraction the numerator of which shall be the number of Outstanding shares of DARTS held by such Existing Holder subject to such Submitted Bid and the denominator of which shall be the sum of the number of Outstanding shares of DARTS subject to such submitted Bids made by all such Existing Holders that specified a rate equal to the Winning Bid Rate; and

           (E) the Submitted Bid of each of the Potential Holders specifying a rate that is equal to the Winning Bid Rate shall be accepted but only in an amount equal to the number of Outstanding shares of DARTS obtained by multiplying (x) the difference between the Available DARTS and the number of Outstanding shares of DARTS subject to Submitted Bids described in paragraphs 6(e)(i)(B), 6(e)(i)(C) and 6(e)(i)(D) by (y) a fraction the numerator of which shall be the number of Outstanding shares of DARTS subject to such Submitted Bid and the denominator of which shall be the sum of the number of Outstanding shares of DARTS subject to such Submitted Bids made by all such Potential Holders that specified rates equal to the Winning Bid Rate.

      (ii) If Sufficient Clearing Bids have not been made (other than because all of the Outstanding shares of DARTS are subject to Submitted Hold Orders), subject to the provisions of paragraphs 6(e)(iii) and 6(e)(iv), Submitted Orders shall be accepted or rejected in the following order of priority and all other Submitted Bids shall be rejected:

      (A) the Submitted bid of each Existing Holder specifying any rate that is equal to or lower than the Maximum Applicable Rate shall be rejected, thus entitling such Existing Holder to continue to hold the Outstanding shares of DARTS that are the subject of such Submitted Bid;

      (B) the Submitted Bid of each Potential Holder specifying any rate that is equal to or lower than the Maximum Applicable Rate shall be accepted, thus requiring such Potential Holder to purchase the Outstanding shares of DARTS that are the subject of such Submitted Bid; and

      (C) the Submitted Bids of each Existing Holder specifying any rate that is higher than the Maximum Applicable Rate shall be accepted and the Submitted Sell Orders of each Existing Holder shall be accepted, in both cases only in an amount equal to the difference between (1) the number of Outstanding shares of DARTS then held by such Existing Holder subject to such Submitted Bid or Submitted Sell Order and (2) the number of shares of DARTS obtained by multiplying (x) the difference between the Available DARTS and the aggregate number of Outstanding shares of DARTS subject to Submitted Bids described in paragraphs 6(e)(ii)(A) and 6(e)(ii)(B) by (y) a fraction the numerator of which shall be the number of Outstanding shares of DARTS held by such Existing holder subject to such Submitted Bid or Submitted Sell Order and the denominator of which shall be the number of Outstanding shares of DARTS subject to all such Submitted Bids and Submitted Sell Orders.

     (iii) If, as a result of the procedures described in paragraph 6(e)(i), any Potential Holder would be entitled or required to purchase less than a whole share of DARTS on any Auction Date, the Trust Company shall, in such manner as, in its sole discretion, it shall determine, allocate shares of DARTS for purchase among Potential Holders so that only whole shares of DARTS are purchased on such Auction Date by any Potential Holder, even if such allocation results in one or more of such Potential Holders not purchasing shares of DARTS on such Auction Date.

     (iv) If, as a result of the procedures described in paragraph 6(e)(i) or 6(e)(ii), any Existing Holder would be entitled or required to sell, or any Potential Holder would be entitled or required to purchase, a fraction of a share of DARTS on any Auction Date, the Trust Company shall, in such manner as, in its sole discretion, it shall determine, round up or down the number of shares of DARTS to be purchased or sold by any Existing Holder or Potential Holder on such Auction Date so that the number of Outstanding shares purchased or sold by each Existing Holder or Potential Holder on such Auction Date shall be whole shares of DARTS.

     (v) Based on the results of each Auction, the Trust Company shall determine the aggregate number of Outstanding shares of DARTS to be purchased and the aggregate number of Outstanding shares of DARTS to be sold by Potential Holders and Existing Holders on whose behalf each Broker-Dealer submitted Bids or Sell Orders, and, with respect to each Broker-Dealer, to the extent that such aggregate number of Outstanding shares to be purchased and such aggregate number of Outstanding shares to be sold differ, determine to which other Broker-Dealer or Broker-Dealers acting for one or more purchasers such Broker-Dealer shall deliver, or from which other Broker-Dealer or Broker-Dealers acting for one or more sellers such Broker-Dealer shall receive, as the case may be, Outstanding shares of DARTS.

     (f) Miscellaneous. The Board of Directors may interpret the provisions of this paragraph 6 to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of Existing Holders of DARTS. An Existing Holder (A) may sell, transfer or otherwise dispose of shares of DARTS only pursuant to a Bid or Sell Order in accordance with the procedures described in this paragraph 6 or to or through a Broker-Dealer or to a Person that has delivered a signed copy of a Purchaser's Letter to the Trust Company, provided that in the case of all transfers other than pursuant to Auctions such Existing Holder, its Broker-Dealer or its Agent Member advises the Trust Company of such transfer and
(B) except as otherwise provided by law, shall have the ownership of the shares of DARTS held by it maintained in book entry form by the Securities Depository in the account of its Agent Member, which in turn will maintain records of such Existing Holder's beneficial ownership. Neither the Corporation nor any Affiliate shall submit an Order in any Auction. All of the outstanding DARTS shall be represented by a certificate registered in the name of the nominee of the Securities Depository.

      (g) Headings of Subdivisions. The headings of the various subdivisions of this paragraph 6 are for convenience of reference only and shall not affect the interpretation of any of the provisions hereof.

      7. Parity Stock. So long as any shares of DARTS shall remain outstanding, in case the stated dividends or amounts payable on liquidation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends in respect of all such shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation, ratably in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

      IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its Senior Vice President and its corporate seal to be hereunto affixed and attested by its Corporate Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on March 27, 1986.

                                             REPUBLIC NEW YORK CORPORATION


                                      -8-
123





CONFORMED COPY                                                        3.31.86


                                             By:  /s/ Thomas F. Robards
Attest:                                           (Senior Vice President)

     /s/ William F. Rosenblum, Jr.
          (Corporate Secretary)



CONFORMED COPY                                                   7.22.87


                      REPUBLIC NEW YORK CORPORATION

                         ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has duly divided and classified 500 shares of the Preferred Stock of the Corporation into a series designated Money Market Cumulative PreferredTM Stock and has provided for the issuance of such series.

SECOND: The terms of the Money Market Cumulative PreferredTM Stock as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

                                 PART I

     1. Designation and Number of Shares. (a) 500 shares of Preferred Stock of the Corporation, without par value, shall constitute a series of Preferred Stock designated as "Preferred Stock," hereinafter referred to as the "MMP." All shares of the MMP shall be identical with each other in all respects. The MMP shall be of a stated value of $100,000 per share (the "stated value").

          (b) All shares of MMP redeemed or purchased by the Corporation shall be retired and cancelled and shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter be issued, but not as shares of MMP.

     2. Dividends. (a) The Holders (as defined in Section 7 of this Part I) shall be entitled to receive, when, as and if declared by the Board of Directors of the Corporation (as defined in Section 7 of this Part I), out of funds legally available therefor, cumulative cash dividends at the Applicable Rate (as defined in subparagraph (c)(i) of this Section 2) per annum, determined as set forth in subparagraph (c)(i) of this Section 2, and no more, payable on the respective dates set forth in subparagraph (b)(i) of this
Section 2.

          (b) (i) Dividends on shares of MMP, at the Applicable Rate per annum, shall accrue from the Date of Original Issue (as defined in Section 7 of this Part I) and shall be payable commencing on Monday, September 14, 1987, and on each succeeding seventh Monday thereafter except that

               (1) if the Monday that otherwise would be the Dividend Payment Date is not a Business Day, or the Monday that otherwise would be the Dividend Payment Date is succeeded by a Tuesday that is not a Business Day, then the dividend Payment Date shall be the next succeeding Business Day that is immediately succeeded by a Business Day, provided that (2) if the Securities Depositary shall make available to its participants and members, in funds immediately available in the City of New York on Dividend Payment Dates, the amount due as dividends on such Dividend Payment Dates (and the Securities Depositary shall have so advised the Trust Company), and if the Monday that otherwise would be the Dividend Payment Date is not a Business Day, then the Dividend Payment Date shall be the next succeeding Business Day, and provided, further, that (3) if the determination of the otherwise applicable Dividend Payment Date in the manner hereinabove provided would result in the Dividend Period commencing on said otherwise applicable Dividend Payment Date having less than the number of days constituting the minimum holding period (currently found in Section 246(c) of the Code) required for taxpayers to be entitled to the dividends received deduction on preferred stock held by non-affiliated corporations (currently found in Section 243(a) of the Code), then the Board of directors or a committee thereof shall make such adjustment to the next succeeding Dividend Payment Date as shall be necessary to result in such Dividend Period having the minimum number of days constituting the minimum holding period. Although any particular Dividend Payment Date may not occur on the originally scheduled Monday because of the exceptions discussed above, the next succeeding Dividend Payment Date shall be, subject to such exceptions, the seventh Monday following the originally designated Monday that would have been the Dividend Payment Date for the prior Dividend Period.
          Notwithstanding the foregoing, in the event of a change in law lengthening the minimum holding period (currently found in Section 246(c) of the Code) required for taxpayers to be entitled to the dividends received deduction on preferred stock held by non-affiliated corporations (currently found in Section 243(a) of the Code), the Board may adjust the period of time between Dividend Payment Dates so as to adjust uniformly the number of days (such number of days, without giving effect to the exceptions referred to above, being hereinafter referred to as "Dividend Period Days") in Dividend Periods commencing after the date of such change in law to equal or exceed the then current minimum holding period; provided that the number of Dividend Period Days shall not exceed by more than nine days the length of such then current minimum holding period and in no event shall exceed 98 days and that dividends shall continue to be payable on Mondays, subject to the exceptions discussed above. Each dividend payment date determined as provided above is herein referred to as a "Dividend Payment Date" and the first Dividend Payment Date is herein referred to as the "Initial Dividend Payment Date." If the Board of Directors of the Corporation determines to adjust the number of Dividend Period Days in the Dividend Periods for the MMP, the Corporation will mail notice of such change to all holders of shares of MMP so affected.


               (ii) So long as no Payment Default (as defined in Section 7 of this Part I) shall have occurred, the Corporation shall pay to the Trust Company not later than 12:00 noon, New York City time, on the Business Day next preceding each Dividend Payment Date an aggregate amount of funds available on the next Business Day in The City of New York, equal to the dividends to be paid to all Holders on such Dividend Payment Date. All such moneys shall be held in trust for the payment of such dividends by the Trust Company for the benefit of the Holders specified in subparagraph (b)(iii) of this Section 2.

               (iii) Each dividend shall be paid to the Holders as their names appear on the records of the Corporation on the Business Day next preceding the Dividend Payment Date thereof; provided, however, that if a Payment Default shall have occurred, such dividend shall be paid to the Holders as their names appear on the records of the Corporation on such date, not exceeding 15 days preceding the payment date thereof, as may be fixed by the Board of Directors of the Corporation. Dividends in arrears for any past Dividend Period may be declared and paid at any time, without reference to any regular Dividend Payment Date, to the Holders as their names appear on the records of the Corporation on such date, not exceeding 15 days preceding the payment date thereof, as may be fixed by the Board of Directors of the Corporation.

          (c) (i) The dividend rate on shares of MMP during the period from and after the Date of Original Issue to and including the Initial Dividend Payment Date (the "Initial Dividend Period") shall be 4.625% per annum. Commencing on the Initial Dividend Payment Date, the dividend rate on shares of MMP for each subsequent dividend period (herein referred to as a "Subsequent Dividend Period" and collectively as "Subsequent Dividend Periods"; and the Initial Dividend Period or any Subsequent Dividend Period being herein referred to as a "Dividend Period" and collectively as "Dividend Periods") thereafter, which Subsequent Dividend Periods shall commence on the day that is the last day of the preceding Dividend Period and shall end on and include the next succeeding Dividend Payment Date, shall be equal to the rate per annum that results from implementation of the Auction Procedures (as defined in Section 7 of this Part I); provided, however, that if an Auction with respect to any Dividend Period is not held for any reason, the dividend rate on the shares of MMP for such Dividend Period will be the Maximum Rate on the Auction Date with respect to such Dividend Period. Notwithstanding the foregoing, if a Payment Default shall have occurred prior to the first day of such Subsequent Dividend Period, the dividend rate for such Subsequent Dividend Period shall be a rate per annum equal to 175% of the 60-day "AA" Composite Commercial Paper Rate (as defined in Section 7 of this Part I) (the rate per annum at which dividends are payable on shares of MMP for any Dividend Period being herein referred to as the "Applicable Rate").

                                  -1-
124





CONFORMED COPY                                                   7.22.87


               (ii) The amount of dividends per share payable on shares of MMP for any Dividend Period shall be computed by multiplying the Applicable Rate for such Dividend Period by a fraction the numerator of which shall be the number of days in such Dividend Period (calculated by counting the first day thereof but excluding the last day thereof) and the denominator of which shall be 360 and applying the rate obtained against $100,000 per share of MMP.

          (d) So long as any shares of MMP are outstanding, the Corporation shall not (a) declare or pay or set apart for payment any dividend or other distribution (other than dividends or distributions payable in shares of stock of the Corporation ranking junior to the MMP as to dividends and upon liquidation) for any period upon any stock of the Corporation ranking on a parity with, or any stock of the Corporation ranking junior to, such MMP as to dividends or upon liquidation or (b) redeem, purchase or otherwise acquire for any consideration any stock of the Corporation ranking on a parity with, or any stock of the Corporation ranking junior to, such MMP as to dividends or upon liquidation, unless, in either case, all dividends payable to holders of shares of MMP and to holders of any other stock of the Corporation ranking on a parity therewith as to dividends for its current dividend period and all past dividend periods have been paid, are contemporaneously being paid or have been declared and a sum sufficient for the payment thereof set aside for such payment, except that notwithstanding clause (a) above the Corporation may pay dividends on the shares of MMP and shares of stock of the Corporation ranking on a parity therewith as to dividends ratably in accordance with the sums which would be payable on such shares if all dividends, including accumulations, if any, were declared and paid in full. Holders of shares of MMP shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the MMP. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the MMP which may be in arrears.

     3. Redemption. (a)(i)(A) The shares of MMP may be redeemed, at the option of the Corporation, as a whole or from time to time in part on the second Business Day next preceding any Dividend Payment Date at a redemption price of:

               (i) $103,000 per share of MMP if redeemed during the twelve months ending on July 23, 1988;

               (ii) $102,000 per share of MMP if redeemed during the twelve months ending on July 23, 1989;

               (iii) $101,000 per share of MMP if redeemed during the twelve months ending on July 23, 1990; and

               (iv)  $100,000 per share of MMP if redeemed thereafter

plus, in each case, an amount equal to accrued and unpaid dividends thereon (whether or not earned or declared) to the date fixed for redemption.

                    (B) The shares of MMP are also redeemable at the option of the Corporation, as a whole but not in part, on any Dividend Payment Date at $100,000 per share of MMP, plus accrued and unpaid dividends thereon (whether or not earned or declared) to the date of redemption if the Applicable Rate for the Dividend Period ending on such Dividend Payment Date equals or exceeds the 60-day "AA" Composite Commercial Paper Rate on the date of determination of such Applicable Rate.

               (ii) If fewer than all of the outstanding shares of MMP are to be redeemed, the number of shares to be redeemed shall be determined by the Board of Directors of the Corporation, and such shares shall be redeemed by lot or pro rata from the Holders in proportion to the number of such shares held by such Holders as may be determined by the Board of Directors of the Corporation or by any other method as may be determined by the Board of Directors of the Corporation in its sole discretion to be equitable.

          (b) So long as no Payment Default shall have occurred, the Corporation shall pay the applicable Redemption-Deposit Amount (as defined in Section 7 of this Part I) to the Trust Company, in funds available on the next Business Day in The City of New York on the Business Day next preceding any redemption date for disbursement to Holders as appropriate. All such moneys shall be held in trust by the Trust Company for the benefit of Holders of shares so to be redeemed.

          (c) In the event the Corporation shall redeem shares of MMP, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each Holder of record of the shares to be redeemed, at such Holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of MMP to be redeemed and, if fewer than all the shares held by such Holder are to be redeemed, the number of such shares to be redeemed from such Holder; (iii) the redemption price, plus the amount of accrued and unpaid dividends thereon (whether or not earned or declared) to the redemption date; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price plus such accrued and unpaid dividends; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          d) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price of the shares so called for redemption, plus an amount equal to accrued and unpaid dividends thereon (whether or not earned or declared) to the date fixed for redemption) dividends on the shares of MMP so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the Holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price plus an amount equal to such accrued and unpaid dividends) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price plus an amount equal to such accrued and unpaid dividends. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          (e) Any shares of MMP which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

          (f) Notwithstanding the foregoing provisions of this Section 3, if any dividends on MMP are in arrears, no shares of MMP shall be redeemed, and the Corporation shall not purchase or otherwise acquire any shares of MMP; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of MMP pursuant to a purchase or exchange offer made on the same terms to all holders of MMP and any other shares of stock of the Corporation ranking on a parity therewith as to dividends.

     4. Conversion or Exchange. The holders of shares of MMP shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     5. Liquidation Rights. (a) Upon the dissolution, voluntary or involuntary liquidation or winding up of the Corporation, the Holders of the shares of MMP shall be entitled to receive out of the assets of the Corporation, available for distribution to stockholders before any payment or distribution of assets shall be made on the Common Stock or on any other class of stock of the Corporation ranking junior to the MMP upon liquidation, the amount of $100,000 per share plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

          (b) For the purposes of this Section 5, a voluntary or involuntary liquidation, dissolution or winding up of the Corporation shall include neither the consolidation or merger of the Corporation with or into any other corporation, nor any sale, lease or conveyance of all or any part of the property or business of the Corporation.

                                  -2-
125




CONFORMED COPY                                                   7.22.87


          (c) After the payment to the holders of the shares of MMP of the full preferential amounts provided for in this Section 5, the Holders of MMP as such shall have no right or claim to any of the remaining assets of the Corporation.

          (d) In the event the assets of the Corporation available for distribution to the holders of shares of MMP upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (a) of this Section 5, no such distribution shall be made on account of any shares of stock of the Corporation ranking on a parity with the shares of MMP upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of MMP, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

          (e) Upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of MMP then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (a) of this Section 5 before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to MMP.

     6. Voting Rights. (a) Holders of shares of MMP shall have no voting rights, either general or special except as expressly required by applicable law, the Charter and as specified in this Section 6.

          (b) Whenever dividends on any shares of MMP shall be unpaid as a whole or in part for not less than 540 consecutive days, then at the annual meeting of stockholders next following omission of the last successive quarterly dividend or any part thereof in such period and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the shares of MMP have been paid or declared and a sum sufficient for payment has been set aside, the Holders of the shares of MMP either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this Section 6 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights of Holders of shares of MMP to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this Section 6 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the shares of MMP. At elections for such Directors, each Holder of shares of MMP shall be entitled to 2,000 votes for each share held. The Holders of shares of MMP shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this Section 6 of the Holders of shares of MMP and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this Section 6 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated, and the Board of Directors shall be decreased by two Directors.

          (c) So long as any shares of MMP remain outstanding, the affirmative vote of the Holders of at least two-thirds of the votes of the shares of MMP outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (i) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined below in this Section 6) to such shares of MMP, or

          (ii) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the shares of MMP unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on such series of MMP and all outstanding shares of stock ranking on a parity (as that term is defined below in this Section 6) with such shares of MMP (such shares of MMP and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

          (iii) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of such shares of MMP or of the Holders thereof; provided, however, that any increase or decrease in the amount of authorized Preferred Stock or Cumulative Preferred Stock, the Floating Rate Series B Stock, the Series A and Series B Dutch Auction Rate Transferable SecuritiesTM Preferred Stock, the Remarketed Preferred Stock or the MMP or the creation and issuance of other series of Preferred Stock including MMP, in each case ranking on a parity with or junior to the shares of MMP with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

          Any class or classes of stock of the Corporation shall be deemed to rank

                    (i) prior to the shares of MMP as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the Holders of the shares of MMP; and

                    (ii) on a parity with the shares of MMP as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from the shares of MMP, if the holders of such class of stock and the shares of MMP shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

          In connection with the exercise of the voting rights contained in this Section 6(c), each Holder of shares of MMP shall have 2,000 votes for each share of stock held.

          (d) So long as any shares of MMP remain outstanding, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution adopted at a meeting at which the Holders of shares of MMP (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities

                                  -3-
126




CONFORMED COPY                                                   7.22.87


convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (ii) issues to the holders of MMP in exchange for the MMP shares of preferred stock having at least the same relative rights and preferences as the MMP (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this Section 6(d), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each Holder of MMP shall have 2,000 votes for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

          The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the MMP shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with Section 3 to effect such redemption.

     7. Definitions. As used in Parts I and II hereof, the following terms shall have the following meanings (with terms defined in the singular having comparable meanings when used in the plural and vice versa), unless the context otherwise requires:

          (a) "Applicable Rate" shall have the meaning specified in subparagraph (c)(i) of Section 2 of this Part I.

          (b) "Auction" shall mean each periodic implementation of the Auction Procedures.

          (c) "Auction Procedures" shall mean the procedures for conducting Auctions set forth in Part II hereof.

          (d) "Board of Directors of the Corporation" shall mean the Board of Directors of the Corporation or any duly authorized committee thereof except with respect to the declaration of dividends on the shares of MMP in which case the "Board of Directors" shall mean the Board of Directors only.

          (e) "Business Day" shall mean a day on which the New York Stock Exchange, Inc. is open for trading and which is neither a Saturday, Sunday nor any other day on which banks or trust companies in the City of New York, New York are authorized by law to close.

          (f) "Code" shall mean the Internal Revenue Code of 1986, as amended.

          (g) "Commercial Paper Dealers" shall mean Goldman Sachs & Co., Shearson Lehman Commercial Paper Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers Inc, or, in lieu of any thereof, their respective affiliates or successors provided that any such entity is a commercial paper dealer.

          (h) "Date of Original Issue" shall mean the date on which the Corporation originally issues shares of MMP.

          (i) "Divided Payment Date" shall have the meaning specified in subparagraph (b)(i) of Section 2 of this Part I.

          (j) "Dividend Period" and "Dividend Periods" shall have the respective meanings specified in subparagraph (c)(i) of Section 2 of this Part I.

          (k) "Dividend Period Days" shall have the meaning specified in subparagraph (b)(i) of Section 2 of this Part I.

          (l) "Holder" shall mean the registered holder of shares of MMP as the same appears on the stock books of the Corporation.

          (m) "Initial Dividend Payment Date" shall have the meaning specified in subparagraph (b)(i) of Section 2 of this Part I.

          (n) "Initial Dividend Period" shall have the meaning specified in subparagraph (c)(i) of Section 2 of this Part I.

          (o) "Moody's" shall mean Moody's Investors Service, Inc., a Delaware corporation and its successors.

          (p) "Payment Default" shall mean the first failure by the Corporation to pay to the Trust Company, not later than 12:00 noon, New York City time, (A) on the Business Day next preceding any Dividend Payment Date, in funds available on such Dividend Payment Date in the City of New York, New York, the full amount of any dividend (whether or not earned or declared) to be paid on such Dividend Payment Date on any share of MMP or (B) on the Business Day next preceding any redemption date in funds available on such redemption date in the City of New York, New York, the redemption price to be paid on such redemption date, plus an amount equal to accrued and unpaid dividends thereon (whether or not earned or declared) to the date fixed for redemption, of any share of MMP after notice of redemption has been given pursuant to paragraph (c) of
     Section 3 of this Part I.

          (q) "Redemption Deposit Amount" shall mean the product of (i) the number of outstanding shares of MMP to be redeemed times (ii) an amount equal to the applicable redemption price, plus an amount equal to accrued and unpaid dividends (whether or not declared) to the date fixed for redemption.

          (r) "Reference Banks" shall mean the principal London offices of Bankers Trust Company, The Bank of Tokyo, Ltd., Barclays Bank PLC and National Westminster Bank PLC, or their respective successors.

          (s) "S&P" shall mean Standard and Poor's Corporation, a New York corporation and its successors.

          (t) "Subsequent Dividend Period" and "Subsequent Dividend Periods" shall have the respective meanings specified in subparagraph (c)(i) of
     Section 2 of this Part I.

          (u) "Substitute Commercial Paper Dealer" shall mean The First Boston Corporation or Morgan Stanley & Co. Incorporated, or their respective affiliates or successors, if such dealer or its affiliate or successor is a commercial paper dealer; provided that neither such dealer nor any of its affiliates or successors shall be a Commercial Paper Dealer.

                                  -4-
127




CONFORMED COPY                                                   7.22.87


          (v) "Substitute Reference Bank" shall mean the principal London offices of The Chase Manhattan Bank (National Association), Deutsche Bank Aktiengesellschaft, Morgan Guaranty Trust Company of New York or Swiss Bank Corporation, or their respective successors, or, if none of such Substitute Reference Banks are engaged in dealings in United States dollars in the London interbank market, then a bank or banks, selected by the Corporation, engaged in dealings in United States dollars in the London interbank market.

          (w) "Trust Company" shall mean the bank or trust company or other entity appointed as such by a resolution of the Board of Directors of the Corporation.

                                  PART II

     1. Certain Definitions. Capitalized terms not defined in this Section 1 shall have the respective meanings specified in Part I hereof. As used in this Part II, the following terms shall have the following meanings, unless the context otherwise requires:

          (a)  "'AA' Composite Commercial Paper Rate", on any date, shall mean
      (i) the interest equivalent of the 60-day rate on commercial paper placed on behalf of issuers whose corporate bonds are rated "AA" by S & P, or the equivalent of such rating by S&P or another rating agency, as made available on a discount basis or otherwise by the Federal Reserve Bank of New York for the immediately preceding Business Day prior to such date; or (ii) in the event that the Federal Reserve Bank of New York does not make available such a rate, then the arithmetic average of the interest equivalent of the 60-day rate on commercial paper placed on behalf of such issuers, as quoted on a discount basis or otherwise by the Commercial Paper Dealers to the Trust Company for the close of business on the immediately preceding Business Day prior to such date. If any Commercial Paper Dealer does not quote a rate required to determine the "AA" Composite Commercial Paper Rate, the "AA" Composite Commercial Paper Rate shall be determined on the basis of the quotation or quotations furnished by the remaining Commercial Paper Dealer or Commercial Paper Dealers and any Substitute Commercial Paper Dealer or Substitute Commercial Paper Dealers selected by the Corporation to provide such rate or rates not being supplied by any Commercial Paper Dealer or Commercial Paper Dealers, as the case may be, or, if the Corporation does not select any such Substitute Commercial Paper Dealer or Substitute Commercial Paper Dealers, by the remaining Commercial Paper Dealer or Commercial Paper Dealers, provided that, in the event the Corporation is unable to cause such quotations to be furnished to the Trust Company by such sources, the Corporation may cause the "AA" Composite Commercial Paper Rate to be furnished to the Trust Company by such alternative source or sources as the Corporation in good faith deems to be reliable. If the Board of Directors of the Corporation shall make the adjustment referred to in subparagraph
      (b)(i)(3) of Section 2 of Part I hereof, then (i) the number of Dividend Period Days after such adjustment shall be fewer than 70 days, such rate shall be the interest equivalent of the 60-day rate on such commercial paper, (ii) if the Dividend Period Days after such adjustment shall be 70 or more days but fewer than 85 days, such rate shall be based on the arithmetic average of the interest equivalent of the 60-day and 90-day rates on such commercial paper, or (iii) if the Dividend Period Days after such adjustment shall be 85 or more days but 98 or fewer days, such rate shall be based on the interest equivalent of the 90-day rate on such commercial paper. For purposes of this definition, the "interest equivalent" of a rate stated on a discount basis (a "discount rate") for commercial paper of a given days' maturity shall be equal to the quotient (rounded upwards to the next higher one-thousandth (.001) of 1%) of (A) the discount rate divided by (B) the difference between (x) 1.00 and (y) a fraction the numerator of which shall be the product of the discount rate times the number of days in which such commercial paper matures and the denominator of which shall be 360.

           (b) "'AA' Rate Multiple", on any Auction Date, shall mean the percentage determined as set forth below based on the prevailing rating of MMP in effect at the close of business on the Business Day immediately preceding such Auction Date:


          Prevailing Rating                                 Percentage
          AA/aa or Above................                       110%
          A/a...........................                       120%
          BBB/baa.......................                       130%
          Below BBB/baa (includes no rating)                   175%



     For purposes of this definition, the "prevailing rating" of MMP shall be
     (i) AA/aa or Above, if MMP has a rating of AA- or better by S&P or aa3 or better by Moody's or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, (ii) if not AA/aa or Above, then A/a if MMP has a rating of A- or better and lower than AA- by S&P or a3 or better and lower then aa3 by Moody's or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, (iii) if not AA/aa or Above or A/a, then BBB/baa if MMP has a rating of BBB- or better and lower than A- by S&P or baa3 or better and lower than a3 by Moody's or the equivalent of either or both of such ratings by such agencies or a substitute rating agency or substitute rating agencies selected as provided below, and (iv) if not AA/aa or Above, A/a or BBB/baa, then Below BBB/baa. The Corporation shall take all reasonable action necessary to enable S&P and Moody's to provide a rating for MMP. If either S&P or Moody's shall not make such a rating available, or neither S&P nor Moody's shall make such a rating available, Shearson Lehman Brothers Inc. and Salomon Brothers Inc or their successors shall select a nationally recognized statistical rating organization (as that term is used in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended) or two nationally recognized statistical rating organizations to act as substitute rating agency or substitute rating agencies, as the case may be, and the Corporation shall take all reasonable action necessary to enable such rating agency or rating agencies to provide a rating or ratings for the MMP.

           (c) "Affiliate" shall mean any Person known to the Trust Company to be controlled by, in control of or under common control with the Corporation.

           (d) "Agent Member" shall mean the member of, or participant in, the Securities Depository that will act on behalf of a Bidder and is identified as such in such Bidder's Purchaser's Letter.

           (e) "Auction Date" shall mean the Business Day next preceding the first day of a Dividend Period.

           (f)  "Available MMP" shall have the meaning specified in paragraph
      (a) of Section 4 of this Part II.

           (g) "Bid" and "Bids" shall have the respective meanings specified in paragraph (a) of Section 2 of this Part II.

           (h) "Bidder" and "Bidders" shall have the respective meanings specified in paragraph (a) of Section 2 of this Part II.

           (i) "Broker-Dealer" shall mean any broker-dealer, or other entity permitted by law to perform the functions required of a Broker-Dealer in this Part II, that is a member of, or a participant in, the Securities Depository, has been selected by the Corporation and has entered into a Broker-Dealer Agreement with the Trust Company that remains effective.

           (j) "Broker-Dealer Agreement" shall mean an agreement between the Trust Company and a Broker-Dealer pursuant to which such Broker-Dealer agrees to follow the procedures specified in this Part II.

           (k) "Existing Holder," when used with respect to shares of MMP, shall mean a Person who has signed a Purchaser's Letter and is listed as the beneficial owner of such shares of MMP in the records of the Trust Company.

                                  -5-
128




CONFORMED COPY                                                   7.22.87


           (l) "Hold Order" and "Hold Orders" shall have the respective meanings specified in paragraph (a) of Section 2 of this Part II.

           (m) "Maximum Rate," on any Auction Date, shall mean the product of the "AA" Composite Commercial Paper Rate times the "AA" Rate Multiple.


           (n) "Order" and "Orders" shall have the respective meanings specified in paragraph (a) of Section 2 of this Part II.


           (o) "Outstanding" shall mean, as of any date, shares of MMP theretofore issued by the Corporation except, without duplication, (i) any shares of MMP theretofore cancelled or delivered to the Trust Company for cancellation or redeemed by the Corporation or as to which a notice of redemption shall have been given by the Corporation, (ii) any shares of MMP as to which the Corporation or any Affiliate thereof (other than a Broker-Dealer Affiliate) shall be an Existing Holder and
      (iii) any shares of MMP represented by any certificate in lieu of which a new certificate has been executed and delivered by the Corporation.


           (p) "Person" shall mean and include an individual, a partnership, a corporation, a trust, an unincorporated association, a joint venture or other entity or a government or any agency or political subdivision thereof.

           (q) "Potential Holder" shall mean any Person, including any Existing Holder, (i) who shall have executed a Purchaser's Letter and
      (ii) who may be interested in acquiring shares of MMP (or, in the case of an Existing Holder, additional shares of MMP).

           (r) "Purchaser's Letter" shall mean a letter, the form of which is attached hereto, addressed to the Corporation, the Trust Company, a Broker-Dealer and an Agent Member in which a Person agrees, among other things, to offer to purchase, to purchase, to offer to sell and/or to sell shares of MMP as set forth in this Part II.

           (s) "Securities Depository" shall mean The Depository Trust Company and its successors and assigns or any other securities depository selected by the Corporation which agrees to follow the procedures required to be followed by such securities depository in connection with shares of MMP.

           (t) "Sell Order" and "Sell Orders" shall have the respective meanings specified in paragraph (a) of Section 2 of this Part II.

           (u) "Submission Deadline" shall mean 1:00 P.M., New York City time, on any Auction Date or such other time on any Auction Date by which Broker-Dealers are required to submit Orders to the Trust Company as specified by the Trust Company from time to time.

           (v) "Submitted Bid" and "Submitted Bids" shall have the respective meanings specified in paragraph (a) of Section 4 of this Part II.

           (w) "Submitted Hold Order" and "Submitted Hold Orders" shall have the respective meanings specified in paragraph (a) of Section 4 of this
      Part II.

           (x) "Submitted Order" and "Submitted Orders" shall have the respective meanings specified in paragraph (a) of Section 4 of this Part II.

           (y) "Submitted Sell Order" and "Submitted Sell Orders" shall have the respective meanings specified in paragraph (a) of Section 4 of this
      Part II.

           (z) "Sufficient Clearing Bids" shall have the meaning specified in paragraph (a) of Section 4 of this Part II.

           (aa) "Winning Bid Rate" shall have the meaning specified in paragraph (a) of Section 4 of this Part II.

     2. Orders by Existing Holders and Potential Holders. (a) On or prior to the Submission Deadline on each Auction Date:

          (i) each Existing Holder may submit to a Broker-Dealer information as to:

          (A) the number of Outstanding shares, if any, of MMP held by such Existing Holder which such Existing Holder desires to continue to hold without regard to the Applicable Rate for the next succeeding Dividend Period;

          (B) the number of Outstanding shares, if any, of MMP which such Existing Holder desires to continue to hold if the Applicable Rate for the next succeeding Dividend Period shall not be less than the rate per annum specified by such Existing Holder; and/or

          (C) the number of Outstanding shares, if any, of MMP held by such Existing Holder which such Existing Holder offers to sell without regard to the Applicable Rate for the next succeeding Dividend Period; and

          (ii) one or more Broker-Dealers, using lists of Potential Holders, shall in good faith for the purpose of conducting a competitive Auction in a commercially reasonable manner, contact Potential Holders, including Persons that are not Existing Holders, on such lists to determine the number of shares, if any, of MMP which each such Potential Holder offers to purchase if the Applicable Rate for the next succeeding Dividend Period shall not be less than the rate per annum specified by such Potential Holder.

For the purposes hereof, the communication to a Broker-Dealer of information referred to in clause (i)(A), (i)(B), (i)(C) or (ii) of this paragraph (a) is hereinafter referred to as an "Order" and collectively as "Orders" and each Existing Holder and each Potential Holder placing an Order is hereinafter referred to as a "Bidder" and collectively as "Bidders"; an Order containing the information referred to in clause (i)(A) of this paragraph (a) is hereinafter referred to as a "Hold Order" and collectively as "Hold Orders"; an Order containing the information referred to in clause (i)(B) or (ii) of this paragraph (a) is hereinafter referred to as a "Bid" and collectively as "Bids"; and an Order containing the information referred to in clause (i)(C) of this paragraph (a) is hereinafter referred to as a "Sell Order" and collectively as "Sell Orders."

          (b) (i) A Bid by an Existing Holder shall constitute an irrevocable offer to sell:

              (A) the number of Outstanding shares of MMP specified in such Bid if the Applicable Rate determined on such Auction Date shall be less than the rate specified therein;

              (B) such number or a lesser number of Outstanding shares of MMP to be determined as set forth in clause (iv) of paragraph (a) of
              Section 5 of this Part II if the Applicable Rate determined on such Auction Date shall be equal to the rate specified therein; or

              (C) a lesser number of Outstanding shares of MMP to be determined as set forth in clause (iii) of paragraph (b) of
              Section 5 of this Part II if the rate specified therein shall be higher than the Maximum Rate and Sufficient Clearing Bids do not exist.

              (ii) A Sell Order by an Existing Holder shall constitute an irrevocable offer to sell:

                                  -6-
129




CONFORMED COPY                                                   7.22.87


              (A) the number of Outstanding shares of MMP specified in such Sell Order; or

              (B) such number or a lesser number of Outstanding shares of MMP as set forth in clause (iii) of paragraph (b) of Section 5 of this Part II if Sufficient Clearing Bids do not exist.

                   (iii) A Bid by a Potential Holder shall constitute an irrevocable offer to purchase:

              (A) the number of Outstanding shares of MMP specified in such Bid if the Applicable Rate determined on such Auction Date shall be higher than the rate specified therein; or

              (B) such number or a lesser number of Outstanding shares of MMP as set forth in clause (v) of paragraph (a) of Section 5 of this
              Part II if the Applicable Rate determined on such Auction Date shall be equal to the rate specified therein.

     3. Submission of Orders by Broker-Dealers to Trust Company. (a) Each Broker-Dealer shall submit in writing to the Trust Company prior to the Submission Deadline on each Auction Date all Orders obtained by such Broker-Dealer and shall specify with respect to each Order:

              (i)  the name of the Bidder placing such Order;

              (ii) the aggregate number of shares of MMP that are the subject of such Order;

              (iii)  to the extent that such Bidder is an Existing Holder:


                   (A) the number of shares, if any, of MMP subject to any Hold Order placed by such Existing Holder;

              (B) the number of shares, if any, of MMP subject to any Bid placed by such Existing Holder and the rate specified in such Bid; and

                   (C) the number of shares, if any, of MMP subject to any Sell Order placed by such Existing Holder; and

              (iv) to the extent such Bidder is a Potential Holder, the rate and number of shares specified in such Potential Holder's Bid.

          (b) If any rate specified in any Bid contains more than three figures to the right of the decimal point, the Trust Company shall round such rate up to the next highest one-thousandth (.001) of 1%.

          (c) If an Order or Orders covering all of the Outstanding shares of MMP held by any Existing Holder is not submitted to the Trust Company prior to the Submission Deadline, the Trust Company shall deem a Hold Order to have been submitted on behalf of such Existing Holder covering the number of Outstanding shares of MMP held by such Existing Holder and not subject to Orders submitted to the Trust Company.

           (d) If any Existing Holder submits through a Broker-Dealer to the Trust Company one or more Orders covering in the aggregate more than the number of Outstanding shares of MMP held by an Existing Holder, such Orders shall be considered valid as follows and in the following order of priority:

           (i) all Hold Orders shall be considered valid, but only up to and including in the aggregate the number of Outstanding shares of MMP held by such Existing Holder and, solely for the purpose of allocating compensation among the Broker-Dealers submitting Hold Orders, if the number of shares of MMP subject to such Hold Orders exceeds the number of Outstanding shares of MMP held by such Existing Holder, the number of shares subject to each such Hold Order shall be reduced pro rata to cover the number of Outstanding shares of MMP held by such Existing Holder;

           (ii) (A) any Bid shall be considered valid up to and including the excess of the number of Outstanding shares of MMP held by such Existing Holder over the number of shares of MMP subject to any Hold Orders referred to in clause (i) above;

           (B) subject to subclause (A), if more than one Bid with the same rate is submitted on behalf of such Existing Holder and the number of Outstanding shares of MMP subject to such Bids is greater than such excess, such Bids shall be considered valid up to and including the amount of such excess, and, solely for the purpose of allocating compensation among the Broker-Dealers submitting Bids with the same rate, the number of shares of MMP subject to each Bid with the same rate shall be reduced pro rata to cover the number of shares of MMP equal to such excess;

           (C) subject to subclause (A), if more than one Bid with different rates is submitted on behalf of such Existing Holder, such Bids shall be considered valid in the ascending order of their respective rates up to and including the amount of such excess; and

           (D) in any such event, the number, if any, of such Outstanding shares of MMP subject to Bids not valid under this clause (ii) shall be treated as the subject of a Bid by a Potential Holder at the rate therein specified; and

           (iii) all Sell Orders shall be considered valid up to and including the excess of the number of Outstanding shares of MMP held by such Existing Holder over the sum of the shares of MMP subject to valid Hold Orders referred to in clause (i) above and valid Bids by such Existing Holder referred to in clause (ii) above.

           (e) If more than one Bid is submitted on behalf of any Potential Holder, each Bid submitted shall be a separate Bid with the rate and number of shares therein specified.

     4. Determination of Sufficient Clearing Bids, Winning Bid Rate and Applicable Rate. (a) Not earlier than the Submission Deadline on each Auction Date, the Trust Company shall assemble all valid Orders submitted or deemed submitted to it by the Broker-Dealers (each such Order as submitted or deemed submitted by a Broker-Dealer being hereinafter referred to individually as a "Submitted Hold Order," a "Submitted Bid" or a "Submitted Sell Order," as the case may be, or as a "Submitted Order" and collectively as "Submitted Hold Orders," "Submitted Bids" or "Submitted Sell Orders," as the case may be, or as "Submitted Orders") and shall determine:

          (i) the excess of the total number of Outstanding shares of MMP over the number of Outstanding shares of MMP that are the subject of Submitted Hold Orders (such excess being hereinafter referred to as the "Available MMP");

               (ii)  from the Submitted Orders whether:

          (A) the number of Outstanding shares of MMP that are the subject of Submitted Bids by Potential Holders specifying one or more rates equal to or lower than the Maximum Rate;

          exceeds or is equal to the sum of:

          (B) the number of Outstanding shares of MMP that are the subject of Submitted Bids by Existing Holders specifying one or more rates

                                  -7-
130




CONFORMED COPY                                                   7.22.87


           higher than the Maximum Rate; and

          (C) the number of Outstanding shares of MMP that are subject to Submitted Sell Orders (in the event of such excess or such equality (other than because the number of shares of MMP in subclauses (B) and (C) above is zero because all of the Outstanding shares of MMP are the subject of Submitted Hold Orders), such Submitted Bids in subclause (A) above being hereinafter referred to collectively as "Sufficient Clearing Bids"); and

               (iii) if Sufficient Clearing Bids exist, the lowest rate specified in the Submitted Bids (the "Winning Bid Rate") which if:

          (A)(I) each Submitted Bid from Existing Holders specifying such lowest rate and (II) all other Submitted Bids from Existing Holders specifying lower rates were rejected, thus entitling such Existing Holders to continue to hold the shares of MMP that are the subject of such Submitted Bids; and

          (B)(I) each Submitted Bid from Potential Holders specifying such lowest rate and (II) all other Submitted Bids from Potential Holders specifying lower rates were accepted,

          would result in such Existing Holders described in subclause (A) above continuing to hold an aggregate number of Outstanding shares of MMP which, when added to the number of Outstanding shares of MMP to be purchased by such Potential Holders described in subclause (B) above, would equal not less than the Available MMP.

          (b) Promptly after the Trust Company has made the determinations pursuant to paragraph (a) of this Section 4, the Trust Company shall advise the Corporation of the "AA" Composite Commercial Paper Rate and the Maximum Rate on the Auction Date and, based on such determinations, the Applicable Rate for the next succeeding Dividend Period as follows:

          (i) if Sufficient Clearing Bids exist, that the Applicable Rate for the next succeeding Dividend Period shall be equal to the Winning Bid Rate so determined;

          (ii) if Sufficient Clearing Bids do not exist (other than because all of the Outstanding shares of MMP are the subject of Submitted Hold Orders), that the Applicable Rate for the next succeeding Dividend Period shall be equal to the Maximum Rate; or

          (iii) if all of the Outstanding shares of MMP are the subject of Submitted Hold Orders, that the Applicable Rate for the next succeeding Dividend Period shall be equal to 59% of the "AA" Composite Commercial Paper Rate.

     5. Acceptance and Rejection of Submitted Bids and Submitted Sell Orders and Allocation of Shares. Existing Holders shall continue to hold the shares of MMP that are the subject of Submitted Hold Orders, and, based on the determinations made pursuant to paragraph (a) of Section 4 of this Part II, the Submitted Bids and Submitted Sell Orders shall be accepted or rejected and the Trust company shall take such other action as set forth below:

          (a) If Sufficient Clearing Bids have been made, all Submitted Sell Orders shall be accepted and, subject to the provisions of paragraph (d) and (e) of this Section 5, Submitted Bids shall be accepted or rejected as follows in the following order of priority and all other Submitted Bids shall be rejected:

          (i) the Submitted Sell Orders of Existing Holders shall be accepted and Existing Holders' Submitted Bids specifying any rate that is higher than the Winning Bid Rate shall be accepted, thus requiring each such Existing Holder to sell the shares of MMP that are the subject of such Submitted Sell Orders or Submitted Bids;

          (ii) Existing Holders' Submitted Bids specifying any rate that is lower than the Winning Bid Rate shall be rejected, thus entitling each such Existing Holder to continue to hold the shares of MMP that are the subject of such Submitted Bids;

          (iii) Potential Holders' Submitted Bids specifying any rate that is lower than the Winning Bid Rate shall be accepted;

          (iv) each Existing Holders' Submitted Bid specifying a rate that is equal to the Winning Bid Rate shall be rejected, thus entitling such Existing Holder to continue to hold the shares of MMP that are the subject of such Submitted Bid, unless the number of Outstanding shares of MMP subject to all such Submitted Bids shall be greater than the number of shares of MMP ("remaining shares") equal to the excess of the Available MMP over the number of shares of MMP subject to Submitted Bids described in clauses (ii) and (iii) of this paragraph (a), in which event such Submitted Bid of such Existing Holder shall be accepted in part, and such Existing Holder shall be required to sell shares of MMP subject to such Submitted Bid, but only in an amount equal to the difference between (A) the number of Outstanding shares of MMP then held by such Existing Holder subject to such Submitted Bid and (B) the number of shares of MMP obtained by multiplying the number of remaining shares by a fraction the numerator of which shall be the number of Outstanding shares of MMP held by such Existing Holder subject to such Submitted Bid and the denominator of which shall be the aggregate number of Outstanding shares of MMP subject to such submitted Bids made by all such Existing Holders that specified a rate equal to the Winning Bid Rate; and

          (v) each Potential Holder's Submitted Bid specifying a rate that is equal to the Winning Bid Rate shall be accepted but only in an amount equal to the number of shares of MMP obtained by multiplying the difference between the Available MMP and the number of shares of MMP subject to Submitted Bids described in clauses (ii), (iii) and
          (iv) of this paragraph (a) by a fraction the numerator of which shall be the number of Outstanding shares of MMP subject to such Submitted Bid of such Potential Holder and the denominator of which shall be the aggregate number of Outstanding shares of MMP subject to such Submitted Bids made by all such Potential Holders that specified a rate equal to the Winning Bid Rate.

          (b) If Sufficient Clearing Bids have not been made (other than because all of the Outstanding shares of MMP are the subject of Submitted Hold Orders), subject to the provisions of paragraph (d) of this Section 5, Submitted Orders shall be accepted or rejected as follows in the following order of priority and all other Submitted Bids shall be rejected:

          (i) Existing Holders' Submitted Bids specifying any rate that is equal to or lower than the Maximum Rate shall be rejected, thus entitling such Existing Holders to continue to hold the shares of MMP that are the subject of such Submitted Bids;

          (ii) Potential Holders' Submitted Bids specifying any rate that is equal to or lower than the Maximum Rate shall be accepted; and

          (iii) each Existing Holder's Submitted Bid specifying any rate that is higher than the Maximum Rate and the Submitted Sell Order of each Existing Holder shall be accepted, but in both cases only in an amount equal to the difference between (A) the number of Outstanding shares of MMP then held by such Existing Holder subject to such Submitted Bid or Submitted Sell Order and (B) the number of shares of MMP obtained by multiplying the difference between the Available MMP and the aggregate number of shares of MMP subject to Submitted Bids described in clauses (i) and (ii) of this paragraph
          (b) by a fraction the numerator of which shall be the number of Outstanding shares of MMP held by such Existing Holder subject to such Submitted Bid or Submitted Sell Order and the denominator of which shall be the aggregate number of Outstanding shares of MMP subject to all such Submitted Bids and Submitted Sell Orders.

                                  -8-
131




CONFORMED COPY                                                   7.22.87


          (c) If all of the Outstanding shares of MMP are the subject of Submitted Hold Orders, all Submitted Bids shall be rejected.

          (d)  If, as a result of the procedures described in paragraph (a) or
     (b) of this Section 5, any Existing Holder would be entitled or required to sell, or any Potential Holder would be entitled or required to purchase, a fraction of a share of MMP on any Auction Date, the Trust Company shall, in such manner as, in its sole discretion, it shall determine, round up or down the number of shares of MMP to be purchased or sold by any Existing Holder or Potential Holder on such Auction Date so that the number of shares purchased or sold by each Existing Holder or Potential Holder on such Auction Date shall be whole shares of MMP.

          (e) If, as a result of the procedures described in paragraph (a) of this Section 5, any Potential Holder would be entitled or required to purchase less than a whole share of MMP on any Auction Date, the Trust Company shall, in such manner as, in its sole discretion, it shall determine, allocate shares for purchase among Potential Holders so that only whole shares of MMP are purchased on such Auction Date by any Potential Holder, even if such allocation results in one or more of such Potential Holders not purchasing shares of MMP on such Auction Date.

          (f) Based on the results of each Auction, the Trust Company shall determine the aggregate number of shares of MMP to be purchased and the aggregate number of shares of MMP to be sold by Potential Holders and Existing Holders on whose behalf each Broker-Dealer submitted Bids or Sell Orders and, with respect to each Broker-Dealer, to the extent that such aggregate number of shares to be purchased and such aggregate number of shares to be sold differ, determine to which other Broker-Dealer or Broker-Dealers acting for one or more purchasers such Broker-Dealer shall deliver, or from which other Broker-Dealer or Broker-Dealers acting for one or more sellers such Broker-Dealer shall receive, as the case may be, shares of MMP.

     6. Miscellaneous. (a) The Board of Directors of the Corporation may interpret the provisions of this Part II to resolve any inconsistency or ambiguity which may arise or be revealed in connection with the Auction Procedures provided for herein, and if such inconsistency or ambiguity reflects an inaccurate provision hereof, the Board of Directors of the Corporation may, in appropriate circumstances, authorize the filing of Articles of Amendment or a Certificate of Correction.

          (b) As long as no Payment Default shall have occurred, (i) an Existing Holder may sell, transfer or otherwise dispose of shares of MMP only pursuant to a Bid or Sell Order in accordance with the procedures described in this Part II or to or through a Broker-Dealer or to a Person that has delivered a signed copy of a Purchaser's Letter to the Trust Company, provided that in the case of all transfers other than pursuant to Auctions, such Existing Holder, its Broker-Dealer or its Agent Member advises the Trust Company of such transfer, and (ii) such Existing Holder shall have the ownership of the shares of MMP held by it maintained in book entry form by the Securities Depository for the account of its Agent Member, which in turn will maintain records of such Existing Holder's beneficial ownership.

          (c) Neither the Corporation nor any affiliate thereof may submit an Order in any Auction except as set forth in the next sentence. Any Broker-Dealer that is an affiliate of the Corporation may submit Orders in Auctions but only if such Orders are not for its own account, except that if such affiliated Broker-Dealer holds shares of MMP for its own account, it must submit a Sell Order in the next Auction with respect to such shares.

          (d) Commencing with the first day of the first Dividend Period for which the Applicable Rate is determined by the Default Rate, as set forth in subparagraph (c)(i) of Section 2 of Part I hereof, the Corporation or an Affiliate thereof, at the option of the Corporation, may perform any of the functions to be performed by the Trust Company set forth herein.



IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on July 17, 1987.


                                    REPUBLIC NEW YORK CORPORATION

                                    By:     /s/ Jeffrey C. Keil
                                                  (President)
Attest:

     /s/ William Rosenblum
            (Secretary)

                                  -9-
132




CONFORMED COPY                                                    7.29.87


                      REPUBLIC NEW YORK CORPORATION

                         ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has duly divided and classified 1,000 shares of the Preferred Stock of the Corporation as Republic New York Corporation Remarketed Preferred Stock, and has provided for the issuance of such shares.

SECOND: The terms of the Republic New York Corporation Remarketed Preferred Stock as set by the Board of Directors are as follows:

          1,000 shares of Preferred Stock of the Corporation, without par value, shall constitute a series of Preferred Stock designated as Republic New York Corporation Remarketed Preferred Stock, hereinafter referred to as the "RP"TM [TM Trademark of Merrill Lynch & Co., Inc]. At all times, other than during the Initial Dividend Period, all shares of RP within each Dividend Period shall be identical with each other in all respects. The RP shall have no par value with a liquidation preference of $100,000 per share, plus an amount equal to accrued and unpaid dividends.


                                    PART I

     1. Definitions. Unless the context or use indicates another or different meaning or intent, the following terms shall have the following meanings, whether used in the singular or plural:

          "'AA' Composite Commercial Paper Rate", on any date, means (i) the Interest Equivalent of the 5-day (in the case of a 7-day Dividend Period) or 60-day (in the case of a 49-day Dividend Period) rate, as the case may be, on commercial paper placed on behalf of issuers whose corporate bonds are rated "AA" by S & P or "Aa" by Moody's, or the equivalent of such rating by another rating agency, as such rate is made available by the Federal Reserve Bank of New York on a discount basis or otherwise for the first Business Day before such date; or (ii) if the Federal Reserve Bank of New York does not make available such a rate, then the arithmetic average of the Interest Equivalent of the 5-day or 60-day rate, as the case may be, on commercial paper placed on behalf of such issuers, as quoted on a discount basis or otherwise by the Commercial Paper Dealer to the Remarketing Agent for the close of business on the first Business Day before such date. If the Commercial Paper Dealer does not quote a rate required to determine the "AA" Composite Commercial Paper Rate, the "AA" Composite Commercial Paper Rate shall be determined on the basis of the quotations or quotation furnished by any Substitute Commercial Paper Dealers or Dealer selected by the Corporation to provide such rates or rate not being supplied by the Commercial Paper Dealer. However, in respect of any Dividend Period of 98 Dividend Period Days or less (i) if the number of Dividend Period Days shall be 8 or more but less than 20, such rate shall be the Interest Equivalent of the 15-day rate on such commercial paper, (ii) if the number of Dividend Period Days shall be 20 or more but less than 49, such rate shall be the Interest Equivalent of the 30-day rate on such commercial paper, (iii) if the number of Dividend Period Days shall be 49 or more but less than 70, such rate shall be the Interest Equivalent of the 60-day rate on such commercial paper, (iv) if the number of Dividend Period Days shall be 70 or more but less than 85, such rate shall be the arithmetic average of the Interest Equivalent of the 60-day and 90-day rates on such commercial paper and (v) if the number of Dividend Period Days shall be 85 or more but less than 99, such rate shall be the Interest Equivalent of the 90-day rate on such commercial paper.

          "Agent Member" means a designated member of the Securities Depository which will maintain records for the Beneficial Owners of shares of RP that have identified such Agent Member in their Purchaser's Letters and which will be authorized and instructed to disclose information to the Remarketing Agent and the Paying Agent with respect to such Beneficial Owners.

          "Applicable Dividend Rate" means, with respect to any share of RP for the applicable Initial Dividend Period, the applicable initial dividend rate, and for any subsequent Dividend Period for such share the dividend rate, as determined by the Remarketing Agent, that will be in effect for such share for any subsequent Dividend Period. In certain circumstances, the Applicable Dividend Rate may be the applicable Maximum Dividend Rate or the Penalty Rate.


          "Authorized Newspaper" means a newspaper of general circulation in the English language generally published on Business Days in The City of New York.

          "Beneficial Owner" shall mean a person who has signed a Purchaser's Letter and who is listed as the beneficial owner of shares of RP in the records of the Paying Agent provided that, as such term is used in paragraph 3 of this Part I, "Beneficial Owner" shall mean, in respect of each share of RP, the registered holder of such share as its name appears on the stock transfer books of the Corporation at any time the Applicable Dividend Rate for such share shall be the Penalty Rate.

          "Business Day" means a day on which the New York Stock Exchange is open for trading, and is not a day on which banks in The city of New York are authorized by law to close.

          "Cede" means Cede & Co., the nominee of DTC in whose name the shares of RP will be initially registered.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Commercial Paper Dealer" means Merrill Lynch, Pierce, Fenner & Smith Incorporated, or in lieu thereof its affiliates or successors.

          "Common Stock" means the common stock of the Corporation, $5.00 par value.

          "Corporation" means Republic New York Corporation, a Maryland corporation, that is the issuer of the shares of RP.

          "Date of Original Issue" means the date on which the Corporation originally issues the shares of RP.

          "Dividend Payment Date" means (i) with respect to any Optional Dividend Period of more than 91 but fewer than 365 days, the 92nd day thereof, the 183rd day thereof, if any, the 274th day thereof, if any, and the day next succeeding the last day thereof; (ii) with respect to any Optional Dividend Period of 365 days or more, the second Wednesday of each January, April, July and October and the day next succeeding the last day thereof; and (iii) with respect to any other Dividend Period, the day next succeeding the last day thereof; provided, however, that if any such date would not be a Business Day, the Dividend Payment Date shall be the Business Day next succeeding such date, except for the purpose of determining the length of a Dividend Period.


          "Dividend Period" means with respect to each share of RP, the Initial Dividend Period for such share and thereafter any period

                                  -1-
133




CONFORMED COPY                                                    7.29.87


commencing on the Dividend Payment Date (which, if the Applicable Dividend Rate shall not be the Penalty Rate, shall be the Settlement Date) for such share and ending on the day next preceding the next succeeding such Dividend Payment Date for such share, which day falls in the calendar week in which the last Dividend Period Day in respect of such period falls (unless otherwise required by any adjustment of the remarketing schedule by the Remarketing Agent as provided herein), provided that if in respect of such Dividend Period, the Board of Directors of the Corporation adjusts the number of Dividend Period Days in the event of a change in the Minimum Holding Period, such day will be adjusted accordingly.

          "Dividend Period Days" means in respect of any particular Dividend Period applicable to a share of RP, such number of consecutive calendar days commencing on and including the first day of such period as is specified herein and ending with and including the day next preceding the first day of the next succeeding Dividend Period applicable to such share of RP.

          "Dividend Reset Date" means the Business Day following the Tender Date and the Business Day next preceding a Settlement Date (normally a Wednesday).

          "Dividends-Received Deduction" means the deduction allowed to corporate holders of preferred stock with respect to dividends received on such stock by Section 243 of the Code, or any successor to Section 243 of the Code.

          "DTC" means The Depository Trust Company.

          "Holder" shall mean, with respect to any share of RP, the person whose name appears on the stock transfer books of the Corporation as the registered holder of such share.

          "Initial Dividend Period" means the period commencing on and including the Date of Original Issue and ending on September 16, 1987 for 500 shares of RP and October 14, 1987 for the remaining 500 shares of RP.

          "Interest Equivalent" means the equivalent yield on a 360-day basis of a discount basis security to an interest bearing security.

          "Maximum Dividend Rate" means with respect to any 7-day or 49-day Dividend Period, the percentage set forth in the table below (the "Applicable Percentage") of the "AA" Composite Commercial Paper Rate applicable to such Dividend Period at the Dividend Reset Date. "Maximum Dividend Rate" means with respect to any Optional Dividend Period at any Dividend Reset Date (i) in the case of an Optional Dividend Period of more than 98 Dividend Period Days, the Maximum Dividend Rate (which may be a fixed rate or a variable rate determined from time to time by formula or other means) determined by the Board of Directors of the Corporation in respect of such period, as provided herein, and (ii) in the case of an Optional Dividend Period of 98 days or less, the Applicable Percentage of the applicable "AA" Composite Commercial Paper Rate. The Remarketing Agent shall round each applicable Maximum Dividend Rate to the nearest one-thousandth (0.001) of one percent per annum, with any such number ending in five ten-thousandths of one percent being rounded upwards to the nearest one-thousandth (0.001) of one percent. The Remarketing Agent shall not round the applicable "AA" Composite Commercial Paper Rate as part of its calculation of the applicable Maximum Dividend Rate. The Applicable Percentage varies with the higher of the credit rating or ratings assigned by Moody's and S&P (or if Moody's or S&P or both shall not make such rating available, the equivalent of either or both of such ratings by a Substitute Rating Agency or two Substitute Rating Agencies or, in the event that only one such rating shall be available, such rating) to the shares of RP on each Dividend Reset Date, as follows:


                                  Credit Ratings
                                                                  Applicable
    Moody's                            S&P                        Percentage
----------------                  -------------                   ----------
"aa3" or higher                   AA- or higher                       110%
"a3" to "a1"                      A- to A+                            120%
"baa3" to "baa1"                  BBB- to BBB+                        130%
Below "baa3"                      Below BBB-                          175%



          "Minimum Holding Period" means 46 days or such other minimum holding period required for corporate taxpayers to be entitled to the Dividends-Received Deduction as provided in Section 246(c) of the Code or any successor thereto.

          "Moody's" means Moody's Investors Service.

          "Notice of Redemption" means the notice of a redemption relating to a redemption in part, given to the Paying Agent, the Securities Depository (and any other registered holder) and the Remarketing Agent by the Corporation by telephone and confirmed in writing, not later than 3:00 p.m., New York City time, on the Settlement Date (or, if the Applicable Dividend Rate for any shares of RP shall be the Penalty Rate, the later of the Dividend Payment Date or the seventh day) prior to the earliest date on which any such redemption shall occur; and the notice of a redemption relating to a redemption in whole given to the Paying Agent, the Securities Depository (and any other registered holder) and the Remarketing Agent by the Corporation by telephone and in writing, not later than 3:00 p.m., New York City time, on the Tender Date (or, if the Applicable Dividend Rate for any share of RP shall be the Penalty Rate, the later of the Dividend Payment Date or the seventh day) prior to the earliest date on which any such redemption shall occur.

          "Optional Dividend Period" means any Dividend Period in respect of which the Board of Directors of the Corporation designates the number of Dividend Period Days and, if such number is greater than 98, determines the Maximum Dividend Rate, and at least seven days prior to the day such Dividend Period is to commence, provides written notice of such designation and, if applicable, such Maximum Dividend Rate to the Remarketing Agent, the Paying Agent and the Securities Depository.

          "Paying Agent" means Manufacturers Hanover Trust Company or any successor company or entity, which has entered into a Paying Agent Agreement with the Corporation to act, among other things, as the transfer agent, registrar, dividend and redemption price disbursing agent, settlement agent and agent for certain notifications for the Corporation in connection with the shares of RP in accordance with such agreement.

          "Paying Agent Agreement" means an agreement to be entered into between the Corporation and the Paying Agent.

          "Penalty Rate" means 175% of the applicable "AA" Composite Commercial Rate.

          "Purchase Agreement" means the agreement between the Corporation and the Underwriter pursuant to which the Underwriter has agreed to purchase all the shares of RP from the Corporation.

          "Purchaser's Letter" means a letter substantially in the form of Exhibit A hereto which is required to be executed by each purchaser of shares of RP or such other form as may be acceptable to the Paying Agent.

          "Remarketing" means each periodic operation of the process for remarketing as described in Part II of these Articles Supplementary.

          "Remarketing Agent" means Merrill Lynch, Pierce, Fenner & Smith Incorporated, or any successor company or entity which has entered into an agreement with the Corporation to follow the remarketing procedures for the purposes of determining the Applicable Dividend Rate or Rates.

                                  -2-
134




CONFORMED COPY                                                    7.29.87


          "RP" means Remarketed Preferred Stock of the Corporation.

          "S&P" means Standard & Poor's Corporation.

          "Securities Depository" means DTC or any successor securities depository selected by the Corporation that agrees to follow the procedures required to be followed by such securities depository in connection with the shares of RP.

          "Service" means the Internal Revenue Service.

          "Settlement Date" means the first Business Day after a Dividend Reset Date applicable to a share of RP (normally a Thursday).

          "Substitute Commercial Paper Dealers" means Salomon Brothers Inc and Goldman, Sachs & Co. or, in lieu of either thereof, their respective affiliates or successors.

          "Substitute Rating Agency" and "Substitute Rating Agencies" shall mean a nationally recognized securities rating agency or two nationally recognized securities rating agencies selected by the Corporation to act as the substitute rating agency or substitute rating agencies, as the case may be, to determine the credit ratings of the shares of RP.

          "Tender and Dividend Reset" means the process pursuant to which shares of RP may be tendered in a Remarketing or held and become subject to the new Applicable Dividend Rate or Rates determined by the Remarketing Agent in the Remarketing.

          "Tender Date" means the Business Day preceding the Dividend Reset Date (normally a Tuesday).

          "Underwriter" means Merrill Lynch, Pierce, Fenner & Smith
Incorporated.

          "7-day Dividend Period" means a Dividend Period designated as such by a holder of shares of RP in respect of which the number of Dividend Period Days is seven.

          "49-day Dividend Period" means  (i)  an Initial Dividend Period,
(ii)  a Dividend Period designated as such by a holder of shares of RP or
(iii) the Dividend Period applicable to shares of RP with respect to which the Applicable Dividend Rate is the Penalty Rate, and, in all such cases, generally containing forty-nine days.

     2.  Fractional Shares.  No fractional shares of RP shall be issued.

     3. Dividends. (a) The Holders as of 12:00 noon, New York City time on the Business Day preceding the applicable Dividend Payment Date shall be entitled to receive, when, as and if declared by the Board of Directors of the Corporation, out of funds legally available therefor, cumulative cash dividends, at the Applicable Dividend Rate per annum.

          (b) Dividends on shares of RP shall accrue from the Date of Original Issue and will be payable when, as and if declared by the Board of Directors on each Dividend Payment Date applicable to each such share of RP.

          (c) Each declared dividend shall be payable to the Holder or Holders of such shares on the applicable Dividend Payment Date with respect to such shares of RP. Dividends in arrears for any past Dividend Payment Date may be declared and paid at any time, without reference to any regular Dividend Payment Date, to the Holder or Holders of such shares on a date not exceeding five Business Days preceding the payment date thereof, as may be fixed by the Board of Directors of the Corporation. Any dividend payment made on shares of RP shall first be credited against the dividends accrued and unpaid with respect to the earliest Dividend Payment Date on which dividends were not paid.

          (d) If full cumulative dividends are not paid on the shares of RP, all dividends declared on the shares of RP shall be paid pro rata to the Holders of outstanding shares of RP. Holders of shares of RP shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, on the shares of RP. Except as provided in paragraph 3(h) of this Part I, holders of shares of RP shall not be entitled to any interest, or sum of money in lieu of interest, on any dividend payment or payments on the shares of RP which may be in arrears.

          (e) The Applicable Dividend Rate for the Initial Dividend Period shall be 4.65 percent per annum for 500 shares of RP and 4.75 percent per annum for the remaining 500 shares of RP. Except as otherwise provided herein, the Applicable Dividend Rate on shares of RP for each subsequent Dividend Period shall be equal to the rate or rates per annum that result from implementation of the remarketing procedures described in Part II of these Articles Supplementary. If no Applicable Dividend Rate shall have been set on a Dividend Reset Date in a Remarketing for a 7-day Dividend Period, a 49-day Dividend Period or any Optional Dividend Period or Periods or any or all of the foregoing for any reason (other than because there is no Remarketing Agent or because the Remarketing Agent is not required to conduct a Remarketing pursuant to the terms of the Remarketing Agreement), then, unless the Applicable Dividend Rate is the Penalty Rate pursuant to paragraph 3(h) of this Part I, the Remarketing Agent, in its sole discretion will, after taking into account market conditions as reflected in the prevailing yields on fixed and variable rate taxable and tax-exempt debt securities and the prevailing dividend yields of fixed and variable rate preferred stock, determine the Applicable Dividend Rate or Rates, as the case may be, that would be initial dividend rates in an offering on such Dividend Reset Date, assuming a comparable dividend period, issuer and security. If there is no Remarketing Agent or the Remarketing Agent is not required to conduct a Remarketing pursuant to the terms of the Remarketing Agreement, then, unless the Applicable Dividend Rate is the Penalty Rate pursuant to paragraph 3(h) of this Part I of these Articles Supplementary, the Applicable Dividend Rate for each such subsequent Dividend Period for which no Remarketing takes place because of the foregoing shall be the Maximum Dividend Rate for a 7-day Dividend Period and the next succeeding Dividend Period shall be a 7-day Dividend Period.

          (f) The amount of dividends per share of RP payable on each Dividend Payment Date shall be computed by the Corporation by multiplying the Applicable Dividend Rate in effect with respect to dividends payable on such share on such Dividend Payment Date by a fraction the numerator of which shall be the number of days such share was outstanding from and including the Date of Original Issue or preceding Dividend Payment Date, as the case may be, to and including the last day of such Dividend Period, and the denominator of which shall be 360, and then multiplying the rate obtained by $100,000 per share of RP. In accordance with the remarketing procedures set forth in Part II of these Articles Supplementary, there may exist at any given time a number of Dividend Payment Dates for all outstanding shares of RP and dividends on any share shall be payable only on a Dividend Payment Date applicable to such share of RP.

           (g) No later than by 12:00 noon, New York City time on any Dividend Payment Date, the Corporation shall deposit in same-day funds, with the Paying Agent the full amount of any dividend (whether or not earned or declared) payable on such Dividend Payment Date on any share of RP.

           (h) In the event of any failure by the Corporation to (i) declare, prior to 12:00 noon New York City time on any Dividend Payment Date, for payment on or within three Business Days after such Dividend Payment Date to the persons who held shares of RP as of 12:00 noon, New York City time on the Business Day preceding such Dividend Payment Date, the full amount of any dividend on any share of RP on such Dividend Payment Date or (ii) deposit, irrevocably in trust, in same-day funds, with the Paying Agent by 12:00 noon, New York City time, (A) on or within three Business Days after any Dividend Payment Date the full amount of any dividend (whether or not earned or declared) payable on such Dividend Payment Date or (B) on or within three Business Days after any redemption date, the redemption price to be paid on such redemption date of any share of RP plus an amount equal to dividends thereon (whether or not earned or declared) accrued to and unpaid through such redemption date after a Notice of Redemption has been given pursuant to paragraph 4(d) or 4(j) of this Part I of these Articles Supplementary, then the Applicable Dividend

                                  -3-
135




CONFORMED COPY                                                    7.29.87


Rate for each Dividend Period in respect of each share of RP commencing on or after the Dividend Payment Date first referred to in this sentence shall be equal to the Penalty Rate (provided that any share of RP for which an Optional Dividend Period of more than 98 Dividend Period Days would otherwise be in effect for the Dividend Period commencing on the Dividend Payment Date first referred to in this sentence shall, instead, have a 7-day Dividend Period), and each Dividend Period for each share of RP commencing thereafter shall be a 49-day Dividend Period. Any amount of such dividend (if the Corporation has declared prior to 12:00 noon New York City time on any Dividend Payment Date, for payment on or within three Business Days after such Dividend Payment Date to the persons entitled to receive such dividends at the opening of business on such Dividend Payment Date, the full amount of all dividends due on all shares of RP on such Dividend Payment Date) or redemption price not paid when due but paid within three Business Days after such due date shall incur a late charge to be paid therewith and calculated for such period of non-payment at the Penalty Rate applied to the amount of such non-payment.

          (i) So long as any shares of RP are outstanding, the Corporation shall not (a) declare or pay or set apart for payment any dividend or other distribution (other than dividends or distributions payable in shares of stock of the Corporation ranking junior to the RP as to dividends and upon liquidation) for any period upon any stock of the Corporation ranking on a parity with, or any stock of the Corporation ranking junior to, such RP as to dividends or upon liquidation or (b) redeem, purchase or otherwise acquire for any consideration any stock of the Corporation ranking on a parity with, or any stock of the Corporation ranking junior to, such RP as to dividends or upon liquidation, unless, in either case, all dividends payable to holders of shares of RP and holders of any other stock of the Corporation ranking on a parity therewith as to dividends for its current dividend period and all past dividend periods have been paid, are contemporaneously being paid or have been declared and a sum sufficient for the payment thereof set aside for such payment, except that notwithstanding clause (a) above the Corporation may pay dividends on the shares of RP and shares of stock of the Corporation ranking on a parity therewith as to dividends ratably in accordance with the sums which would be payable on such shares if all dividends, including accumulations, if any, were declared and paid in full. Holders of shares of RP shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the RP. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the RP which may be in arrears.

          (j) As long as no Applicable Dividend Rate applicable to any outstanding share of RP shall be the Penalty Rate, at the end of the Initial Dividend Period and at the end of each subsequent Dividend Period applicable to each share of RP thereafter, (i) the Beneficial Owner of each share of RP who is not tendering such share of RP can elect either a 7-day Dividend Period, a 49-day Dividend Period or any available Optional Dividend Period, except that in the event that (x) such Beneficial Owner elects an available Optional Dividend Period of more than 98 days and (y) the Remarketing Agent is unable to remarket on the Dividend Reset Date following such Tender Date all shares of RP tendered to it at a price of $100,000 per share, the Dividend Period in respect of such share will be a 7-day Dividend Period and the Applicable Dividend Rate shall be the Maximum Dividend Rate for a 7-day Dividend Period; (ii) the Beneficial Owner of each share of RP who fails to tender or to make such election at the end of a Dividend Period other than an Initial Dividend Period shall continue to hold such share at the Applicable Dividend Rate for a Dividend Period of the same type as the prior Dividend Period of such share except as aforesaid in respect of an Optional Dividend Period of more than 98 days and except if the prior Dividend Period was an Initial Dividend Period then the Beneficial Owner shall continue to hold such shares for a 49-Day Dividend Period; (iii) the Beneficial Owner of each share of RP which is tendered but not sold in a Remarketing shall hold such share at the applicable Maximum Dividend Rate for a 7-day Dividend Period; and
(iv) the Beneficial Owner of each share of RP purchased in a Remarketing shall hold such share for a Dividend Period of the type elected by the purchaser of such share in such Remarketing at the Applicable Dividend Rate, except that under circumstances specified in (i) above with respect to a Dividend Period of more than 98 days no purchaser shall be permitted to acquire shares having such an Optional Dividend Period.

          (k) In the event of a change in law altering the Minimum Holding Period, the Board of Directors of the Corporation may adjust the period of time between Dividend Payment Dates so as to adjust uniformly the number of Dividend Period Days in any 49-day Dividend Period, Optional Dividend Period or Dividend Period for which the Applicable Dividend Rate for any outstanding share of RP shall be the Penalty Rate commencing after the date of such change in law to equal or exceed the then current Minimum Holding Period; provided that the number of Dividend Period Days for any Dividend Period so adjusted shall not exceed 98 and shall be evenly divisible by seven. Upon any such adjustment in the number of Dividend Period Days, the Corporation will notify the Remarketing Agent and the Paying Agent, and the Paying Agent will in turn notify the Beneficial Owners of such adjustment, provided that, if the Dividend Period whose length is being adjusted hereby is a Dividend Period for which the Applicable Dividend Rate is the Penalty Rate, the Corporation will notify the Holders of shares of RP directly of such adjustment.

          (l) Unless the Applicable Dividend Rate applicable to any outstanding share of RP shall be the Penalty Rate, the Board of Directors of the Corporation may at any time and from time to time designate one or more Optional Dividend Periods with such number of Dividend Period Days in respect thereof as the Board of Directors of the Corporation shall determine; provided that, in respect of any Optional Dividend Period of more than 98 Dividend Period Days, the Board of Directors of the Corporation shall also determine a Maximum Dividend Rate, which may be a fixed rate or a variable rate determined from time to time by formula or other means, in respect of such period. Once so designated, no Optional Dividend Period may be rescinded, and once so determined, no Maximum Dividend Rate may be changed. After designation of any type of Optional Dividend Period by the Board of Directors of the Corporation shall have become effective, an Optional Dividend Period of such type shall commence on each Settlement Date. Any designation of any type of Optional Dividend Period shall be effective after seven days' written notice thereof and, if applicable, of the Maximum Dividend Rate so determined in respect thereof shall have been given to the Remarketing Agent, the Paying Agent and the Securities Depository. The Corporation also shall publish notice promptly of any such designation and Maximum Dividend Rate, if applicable, at least once in an Authorized Newspaper, but the failure so to publish shall not affect the validity or effectiveness of any such designation or determination.

     4. Redemption. Shares of RP shall be redeemable by the Corporation as provided below.

          (a) The Corporation at its option may redeem shares of RP, in whole or in part, on the next succeeding scheduled Dividend Payment Dates applicable to the shares of RP called for redemption, out of funds legally available therefor, at a redemption price per share equal to $100,000 plus an amount equal to dividends thereon (whether or not earned or declared) accrued to and unpaid on the date fixed for redemption. Shares of RP for which the Corporation shall have given Notice of Redemption shall not be considered in subsequent Remarketings and shares of RP the owners of which shall have been given notice of redemption as set forth below shall not be subject to transfer outside of a Remarketing.

          (b) Subject to paragraph 4(c) of this Part I of these Articles Supplementary, if fewer than all the outstanding shares of RP are to be redeemed pursuant to this paragraph 4 of these Articles Supplementary, the number of shares of RP to be so redeemed shall be determined (and, if the Applicable Dividend Rate for any outstanding shares of RP shall be the Penalty Rate, the shares to be redeemed shall be selected pro rata among types of Dividend Periods (except as hereinafter described) and by lot among shares of the same type of Dividend Period) by the Corporation, and the Corporation shall give a Notice of Redemption; provided that no share of RP shall be redeemed on any Dividend Payment Date from any Optional Dividend Period containing at least as many Dividend Period Days as the then Minimum Holding Period at the time such Optional Dividend Period was selected if a redemption at such time would have the effect that a Holder who purchased such share in the preceding Remarketing therefor would not satisfy the Minimum Holding Period with respect thereto solely by reason of such redemption. So long as the Applicable Dividend Rate for all outstanding shares of RP shall not be the Penalty Rate, the Paying Agent will first determine the number of shares to be redeemed pro rata from each current Dividend Period, but with such adjustments as the Paying Agent shall make in its sole discretion to allow for redemption of whole shares of RP only. The Paying Agent shall give to the Securities Depository and the Remarketing Agent a redemption notice, which notice shall include the aggregate number of shares of RP to be redeemed and the number of shares of RP to be redeemed for each Dividend Period. The Securities Depository will then determine by lot on a Dividend Period basis the number of shares of RP to be redeemed from the account of each Agent Member (which may include an Agent Member holding shares for its own account, including the Remarketing Agent) and will notify the Paying Agent and the Remarketing Agent of such determination by 10:00 a.m., New York City time, on the second Business Day following the date on which the Securities Depository receives the notice referred to in the immediately preceding sentence. Upon receipt of such notice from the Securities Depository, the Paying Agent will in turn determine by lot the number of shares of RP from each Dividend Period to be redeemed from the accounts of the Beneficial Owners whose Agent Members have been selected. The Paying Agent may determine that shares of RP will be redeemed from the accounts of some

                                  -4-
136




CONFORMED COPY                                                    7.29.87


Beneficial Owners without shares of RP being redeemed from the accounts of other Beneficial Owners and shall give prompt notice of such determination to the Remarketing Agent.

          (c) Notwithstanding Paragraph 4(b) of this Part I of these Articles Supplementary, if fewer than all the outstanding shares of RP are to be redeemed pursuant to this paragraph 4 of these Articles Supplementary and the Applicable Dividend Rate applicable to any outstanding share of RP shall be the Penalty Rate, the number of shares of RP to be redeemed shall be determined by the Corporation and the shares to be redeemed shall be selected pro rata from among types of Dividend Period (provided that no share of RP shall be redeemed on any Dividend Payment Date from any Optional Dividend Period containing at least as many Dividend Period Days as the then Minimum Holding Period at the time such Optional Dividend Period was selected if a redemption at such time would have the effect that a Beneficial Owner who purchased such share in the preceding Remarketing therefor would not satisfy the Minimum Holding Period with respect thereto solely by reason of such redemption) and by lot from among shares of the same type of Dividend Period by the Corporation. The Corporation shall give a Notice of Redemption which shall include the aggregate number of shares to be redeemed and the specific shares selected to be redeemed.

          (d) Any Notice of Redemption with respect to a redemption in whole or in part, pursuant to this paragraph 4 shall be given by the Corporation to the Paying Agent, the Securities Depository (and any other registered holder of shares of RP) and the Remarketing Agent. In the case of a partial redemption, the Remarketing Agent will, at the Corporation's expense, use reasonable efforts to provide telephonic notice to each Beneficial Owner of shares of RP called for redemption not later than the close of business on the Business Day on which the Remarketing Agent receives notice from the Paying Agent of its determination of the shares to be redeemed (as described above) (or if the Applicable Dividend Rate for all shares of RP shall be the Penalty Rate, the Paying Agent shall give such telephonic notice not later than the close of business on the Business Day immediately following the day on which the Paying Agent receives Notice of Redemption from the Corporation). In the case of a redemption in whole, the Remarketing Agent (or the Paying Agent, if the Applicable Dividend Rate with respect to any outstanding share of RP shall be the Penalty Rate) will, at the Corporation's expense, use its reasonable efforts to provide telephonic notice to each Beneficial Owner, the Paying Agent and the Securities Depository not later than the close of business on the Business Day immediately following the day on which the Remarketing Agent receives a Notice of Redemption from the Corporation. In any such case, such telephonic notice shall be confirmed promptly in writing not later than the close of business on the third Business Day preceding the redemption date by notice sent by the Remarketing Agent (or the Paying Agent, if the Applicable Dividend Rate with respect to any outstanding share of RP shall be the Penalty
Rate) to each Beneficial Owner, the Paying Agent and the Securities Depository of shares of RP called for redemption.

          Every Notice of Redemption or other redemption notice shall state:
(i)  the redemption date;  (ii)  the number of shares of RP to be redeemed;
(iii) the redemption price; and (iv) that dividends on the shares of RP to be redeemed will cease to accrue on such redemption date. In addition, notice of redemption given to Beneficial Owners shall state the CUSIP number of the shares of RP to be redeemed and the manner in which owners of such shares may obtain payment of the redemption price. No defect in the Notice of Redemption or other redemption notice or in the transmittal or the mailing thereof shall affect the validity of the redemption proceedings, except as required by applicable law. The Remarketing Agent (or the Paying Agent, if the Applicable Dividend Rate with respect to any outstanding share of RP shall be the Penalty
Rate), within two Business Days of the date of the Notice of Redemption, will use its reasonable efforts to cause the publication of a redemption notice in an Authorized Newspaper. The Corporation shall pay the expenses incurred in providing the notices required by this paragraph 4(d).

          (e) On any redemption date, the Corporation shall deposit, irrevocably in trust, in same-day funds, with the Paying Agent, by 12:00 noon New York City time, the price to be paid on such redemption date of any share of RP plus an amount equal to dividends thereon (whether or not earned or declared) accrued to and unpaid through such redemption date.

          (f) In connection with any redemption, upon the date of deposit of the funds necessary for such redemption with the Paying Agent and the giving of notice of redemption to the Beneficial Owners of shares of RP so called for redemption, unless the Corporation shall default in making payment of such redemption price, all rights of the Holders of shares of RP so called for redemption by requisite notice shall cease and terminate, except the right of the Holders thereof to receive the redemption price thereof, inclusive of an amount equal to dividends (whether or not earned or declared) accrued to and unpaid through the redemption date but without any interest, and such shares shall no longer be deemed outstanding for any purposes. The Corporation shall be entitled to receive, promptly after the date fixed for redemption, any cash held by the Paying Agent in excess of the aggregate redemption price of the shares of RP called for redemption on such date. Any funds so deposited with the Paying Agent which are unclaimed at the end of ninety days from such redemption date shall, to the extent permitted by law, be repaid to the Corporation, after which time the Holders of shares of RP so called for redemption shall look only to the Corporation for payment thereof. The Corporation shall be entitled to receive, from time to time after the date fixed for redemption, any interest on the funds so deposited.

          (g) To the extent that any redemption for which Notice of Redemption has been given is not made by reason of the absence of legally available funds, such redemption shall be made as soon as practicable to the extent such funds become available. Failure to redeem shares of RP shall be deemed to exist at any time after the date specified for redemption in a Notice of Redemption when the Corporation shall have failed, for any reason whatsoever, to deposit funds with the Paying Agent pursuant to paragraph 4(e) with respect to any shares for which such Notice of Redemption has been given. Notwithstanding the fact that the Corporation may not have redeemed shares of RP for which Notice of Redemption has been given, dividends may be declared and paid on shares of RP and shall include those shares of RP for which Notice of Redemption has been given.

          (h) Notwithstanding the foregoing, (i) no share of RP may be redeemed unless the full amount of cumulative dividends to the date fixed for redemption for each such share of RP called for redemption shall have been declared, and (ii) no share of RP may be redeemed unless all outstanding shares of RP are simultaneously redeemed, nor may any shares of RP be purchased or otherwise acquired by the Corporation except in accordance with a purchase offer made by the Corporation for all outstanding shares of RP, unless in each such instance dividends on all outstanding shares of RP to the end of the Dividend Period immediately preceding such transaction (and, if such transaction is on a Dividend Payment Date, for the Dividend Period ending on such Dividend Payment Date) shall have been paid or declared and sufficient funds for the payment thereof shall have been deposited with the Paying Agent.

          (i) Except as set forth in this paragraph 4 with respect to redemptions and subject to paragraph 4(h), nothing contained herein shall limit any legal right of the Corporation or any affiliate to purchase or otherwise acquire any shares of RP at any price. Any shares of RP which have been redeemed, purchased or otherwise acquired by the Corporation or any affiliate shall not be reissued and the Corporation shall effect a retirement of such shares; in no event shall such shares have any voting rights.

          (j) Notwithstanding any of the foregoing provisions of this paragraph 4, the Remarketing Agent may, in its sole discretion, after consultation with the Corporation, modify the procedures set forth above with respect to notification of redemption provided any such modification does not adversely affect the Holders of the shares of RP.

     5. Liquidation. (a) Upon a liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the Holders shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the RP as to liquidation payments, to be paid in the amount of $100,000 per share of RP, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution.
After any such payment, the Holders shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (b) If upon any such liquidation, dissolution or winding up of the Corporation the assets of the Corporation shall be insufficient to make such full payments to the Holders and the holders of any preferred stock ranking as to liquidation, dissolution or winding up, on a parity with the RP, then such assets shall be distributed among the Holders ratably in accordance with the respective amounts which would be payable on such shares of RP or

                                  -5-
137




CONFORMED COPY                                                    7.29.87


any other such preferred stock if all amounts thereon were paid in full.

          (c) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation nor the merger or consolidation of any other corporation into or with the Corporation nor a reorganization of the Corporation, shall be deemed to be a dissolution, liquidation or winding up of the Corporation.

     6. Voting Rights. (a) Holders of shares of RP shall have no voting rights, either general or special except as expressly required by applicable law, the Charter and as specified in this paragraph 6.

          (b) Whenever dividends on any shares of RP shall be in arrears for such number of Dividend Periods which shall in the aggregate contain not less than 540 days, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the shares of RP have been paid or declared and a sum sufficient for payment has been set aside, the Holders of the shares of RP either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 6 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders aforesaid, be increased by two Directors. The rights of Holders of shares of RP of any series to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 6 shall continue in effect until cumulative dividends have been paid in full or declared and set apart for payment on the shares of RP. At elections for such Directors, each Holder of shares of RP shall be entitled to 2,000 votes for each share held. The Holders of shares of RP shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 6 of the Holders of shares of RP and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this Paragraph 6 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated, and the Board of Directors shall be decreased by two Directors.

          (c) So long as any shares of RP remain outstanding, the affirmative vote of the Holders of at least two-thirds of the votes of the shares of RP outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (i) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined below in this paragraph 6) to such shares of RP, or

         (ii) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the shares of RP unless the Articles Supplementary or other provisions of the charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation are not paid in full on such shares of RP and all outstanding shares of stock ranking on a parity (as that term is defined below in this paragraph 6) with such shares of RP (such shares of RP and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full, and on any distribution of assets upon liquidation ratably in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

         (iii) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the charter of the Corporation including these Articles Supplementary which would materially and adversely affect any right, preference, privilege or voting power of such shares of RP or of the Holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or Cumulative Preferred Stock, Floating Rate Series B Stock, the Series A and Series B Dutch Auction Rate Transferable SecuritiesTM Preferred Stock, the MMP or the RP or the creation and issuance of other series of Preferred Stock including RP, in each case ranking on a parity with or junior to the shares of RP with respect to the payment of dividends and the distribution of assets upon liquidation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

     The foregoing voting provisions shall not apply as to any shares of RP if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of RP shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with Part I, paragraph 4 to effect such redemption.

     Any class or classes of stock of the Corporation shall be deemed to rank

          (i) prior to the shares of RP as to dividends or as to distribution of assets if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the Holders of the shares of RP; and

          (ii) on a parity with the shares of RP as to dividends or as to distribution of assets, whether or not the dividend rates, dividend payment dates, or redemption or liquidation prices per share thereof be different from the shares of RP, if the holders of such class of stock and the shares of RP shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority one over the other.

     In connection with the exercise of the voting rights contained in this paragraph 6(c), each Holder of the shares of RP shall have 2,000 votes for each share of stock held.


          (d) So long as any shares of RP remain outstanding, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution adopted at a meeting at which the Holders of shares of RP (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or

                                  -6-
138




CONFORMED COPY                                                    7.29.87


entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (i) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (ii) issues to the holders of RP in exchange for the RP shares of preferred stock having at least the same relative rights and preferences as the RP (the "Exchanged Stock"), (iii) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, and (iv) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 6(d), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each Holder of RP shall have 2,000 votes for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the RP shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with Part I, paragraph 4 to effect such redemption.

     7. Exclusion of Other Rights. Unless otherwise required by law, shares of RP shall not have any rights, including preemptive rights, or references other than those specifically set forth herein or as provided by applicable law.

     8. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.



                                  PART II

                           REMARKETING PROCEDURES


     1. Remarketing Schedule. A Remarketing with respect to shares of RP subject to Tender and Dividend Reset for each Dividend Period after the Initial Dividend Period shall be held over a three-day (in each case a "normal remarketing day") period consisting of the Tender Date (normally a Tuesday), the Dividend Reset Date (normally a Wednesday) and the Settlement Date (normally a Thursday) except that (i) if Tuesday is not a Business Day, Monday shall be the Tender Date, Wednesday shall be the Dividend Reset Date and Thursday shall be the Settlement Date; (ii) if Wednesday is not a Business Day, Monday shall be the Tender Date, Tuesday shall be the Dividend Reset Date and Thursday shall be the Settlement Date; (iii) if Thursday is not a Business Day, the preceding Friday shall be the Tender Date, the next following Monday shall be the Dividend Reset Date and the Tuesday following such Monday shall be the Settlement Date; and (iv) if Friday is not a Business Day, Monday shall be the Tender Date, Tuesday shall be the Dividend Reset Date and Wednesday shall be the Settlement Date. If there are fewer than four Business Days in any seven-day period which commences on a Tender Date such that none of the foregoing clauses can be given effect such that Beneficial Owners of RP whose shares have been sold in a Remarketing will receive same-day funds for the purchase price thereof the day following the Settlement Date (because the Tender Date, the Dividend Reset Date or the Settlement Date would fall on a day which is not a Business Day), the Remarketing Agent shall in its sole discretion adjust the remarketing schedule as appropriate to complete such Remarketing. Although any particular Tender Date, Dividend Reset Date and Settlement Date may not occur on the originally scheduled normal remarketing day because of the exceptions stated above, the next succeeding Tender Date, Dividend Reset Date and Settlement Date shall be, subject to the above listed exceptions, the originally designated normal remarketing day.

     2. Procedure for Tendering. (a) A share of RP is subject to Tender and Dividend Reset only at the end of the current Dividend Period applicable to such share and may be tendered in a Remarketing only on the Tender Date immediately prior to the end of such Dividend Period. By 12:00 noon, New York City time, on the Tender Date, the Remarketing Agent shall, after canvassing the market and considering prevailing market conditions at the time for shares of RP and similar securities, provide Beneficial Owners, by telephone, telex, or otherwise, non-binding indications of Applicable Dividend Rates for the next succeeding 7-day Dividend Period, 49-day Dividend Period and any Optional Dividend Period or Periods. The actual Applicable Dividend Rates for such Dividend Periods may be greater or less than the rates indicated in such non-binding indications (but not greater than the applicable Maximum Dividend
Rate). By 1:00 p.m., New York City time, on such Tender Date, each Beneficial Owner of shares of RP subject to Tender and Dividend Reset must notify the Remarketing Agent of its desire, on a share-by-share basis, to either tender such share of RP at a price of $100,000 per share or to continue to hold such share of RP and elect a 7-day Dividend Period, a 49-day Dividend Period or an Optional Dividend Period, if any, at the new Applicable Dividend Rate for the selected Dividend Period. Any such notice shall be irrevocable, which irrevocability may not be waived by the Remarketing Agent except that prior to 4:00 p.m., New York City time, on the Dividend Reset Date, the Remarketing Agent may, in its sole discretion (i) at the request of a Tendering Beneficial Owner waive any such Beneficial Owner's tender and thereby enable such Beneficial Owner to continue to hold the share or shares in question for a 7-day, 49-day or available Optional Dividend Period as agreed to by the Beneficial Owner and the Remarketing Agent so long as such tendering Beneficial Owner has indicated that it would accept the new Applicable Dividend Rate determined in the current Remarketing for such Dividend Period and (ii) at the request of a Beneficial Owner that has elected to hold its shares of RP, waive such Beneficial Owner's election, but only with respect to the type of the Dividend Period selected.

          (b) The right of each Beneficial Owner to tender shares of RP is limited to the extent that (i) the Remarketing Agent conducts a Remarketing pursuant to the terms of the Remarketing Agreement, (ii) shares tendered have not been called for redemption, and (iii) the Remarketing Agent is able to find a purchaser or purchasers on a share-by-share basis for tendered shares of RP at an Applicable Dividend Rate for the applicable Dividend Period or Periods that is not in excess of the applicable Maximum Dividend Rate or Rates.

          (c) Any share of RP which is not tendered by the Beneficial Owner thereof for any reason (other than because there is no Remarketing Agent or because the Remarketing Agent is not required to conduct a Remarketing pursuant to the terms of the Remarketing Agreement) according to the Remarketing provisions provided for in this Part II and with respect to which no notice to hold pursuant to paragraph 2(a) of this Part II has been given will automatically accrue dividends at the new Applicable Dividend Rate for a Dividend Period of the same type as the prior Dividend Period for such share, except a 49-Day Dividend Period shall apply if the prior Dividend Period was the Initial Dividend Period and will be subject to Tender and Dividend Reset at the end of such new Dividend Period. However, in the event that such prior Dividend Period was an Optional Dividend Period of more than 98 days and if the Remarketing Agent is unable to remarket on the applicable Dividend Reset Date all shares of RP tendered to it in the relevant Remarketing at a price of $100,000 per share, then such new Dividend Period for such holder's shares shall be a 7-day Dividend Period and such new Applicable Dividend Rate will be the applicable Maximum Dividend Rate for a 7-day Dividend Period.

     3. Determination of Applicable Dividend Rate. (a) Between 1:00 p.m., New York City time, on the Tender Date and 4:00 p.m., New York City time, on the Dividend Reset Date, the Remarketing Agent will determine (i) the allocation of tendered shares of RP among a 7-day Dividend Period, a 49-day Dividend Period and any available Optional Dividend Period (except as provided in paragraph 4(a) of this Part II), and (ii) the Applicable Dividend Rates to the nearest one-thousandth (0.001) of one percent per annum for the next 7-day Dividend Period, 49-day Dividend Period and available Optional Dividend Period, if any, respectively. The Applicable Dividend Rate for each such Dividend Period will be the dividend rate which the Remarketing Agent determines, in its sole judgment, to be the lowest rate, giving effect to such allocation, that would enable it to remarket on behalf of the Beneficial Owners thereof all shares of RP tendered to it at a price of $100,000 per share.

                                  -7-
139




CONFORMED COPY                                                    7.29.87


          (b) If no Applicable Dividend Rate shall have been set in any Remarketing for a 7-day Dividend Period or 49-day Dividend Period, or any Optional Dividend Period or for any or all such periods, for any reason (other than because there is no Remarketing Agent or because the Remarketing Agent is not required to conduct a Remarketing pursuant to the terms of the Remarketing Agreement) the Remarketing Agent, in its sole discretion, will, after taking into account market conditions as reflected in the prevailing yields on fixed and variable rate taxable and tax exempt debt securities and the prevailing dividend yields of fixed and variable rate preferred stock, determine the Applicable Dividend Rate or Rates for such Dividend Period or Periods which would be an initial dividend rate fixed in an offering on such Dividend Reset Date, assuming a comparable dividend period, issuer and security. If there is no Remarketing Agent or if the Remarketing Agent is not required to conduct a Remarketing pursuant to the Remarketing Agreement, the Applicable Dividend Rate for each subsequent Dividend Period for which no Remarketing takes place because of the foregoing will be the applicable Maximum Dividend Rate for a 7-day Dividend Period and the next succeeding Dividend Period will be a 7-day Dividend Period.

          (c) In determining such Applicable Dividend Rate or Rates, and making such allocation, the Remarketing Agent will, after taking into account market conditions as reflected in the prevailing yields on fixed and variable rate taxable and tax-exempt debt securities and the prevailing dividend yields on fixed and variable rate preferred stocks in providing non-binding indications of the Applicable Dividend Rates to Beneficial Owners and potential purchasers of shares of RP (i) consider the number of shares of RP tendered and the number of shares of RP potential purchasers are willing to purchase and (ii) contact directly by telephone or otherwise and ascertain from current and potential Beneficial Owners of shares of RP the dividend rates at which they would be willing to hold shares of RP.

          (d) The Applicable Dividend Rates, as well as the allocation of tendered shares of RP, shall be determined by the Remarketing Agent in its sole discretion (except as otherwise provided in these Articles Supplementary with respect to Applicable Dividend Rates that shall be the Penalty Rate and Maximum Dividend Rates) and shall be conclusive and binding on Beneficial Owners.


          (e) As a condition precedent to purchasing shares of RP, in any Remarketing or outside of any Remarketing, each purchaser of shares of RP shall sign and deliver, as provided therein, a copy of a Purchaser's Letter; the sufficiency of such Purchaser's Letter shall be determined by the Remarketing Agent, in its sole discretion.

          (f) The Applicable Dividend Rate for any Dividend Period shall not be more than the applicable Maximum Dividend Rate.

     4. Allocation of Shares; Failure to Remarket at $100,000 Per Share. (a) If the Remarketing Agent is unable to remarket by 4:00 p.m., New York City time, on a Dividend Reset Date all shares of RP tendered to it in a Remarketing at a price of $100,000 per share, (i) each Beneficial Owner that tendered shares of RP for sale shall sell a number of shares of RP on a pro rata basis, to the extent practicable, or by lot, as determined by the Remarketing Agent in its sole discretion based on the number of orders to purchase shares of RP in such Remarketing; (ii) the next Dividend Period for all tendered but unsold shares and for all other shares the Beneficial Owners of which shall have elected or been deemed to have elected to hold such shares for a Dividend Period of more than 98 days shall be a 7-day Dividend Period; and (iii) the Applicable Dividend Rates for the next 7-day Dividend Period (including the 7-day Dividend Period referred to in the preceding clause
(ii)), next 49-day Dividend Period and, if applicable, next Optional Dividend Period or Periods of 98 days or fewer will be the applicable Maximum Dividend Rate for such Dividend Period.

          (b) If the allocation procedures described above would result in the sale of a faction of a share of RP, the Remarketing Agent shall, in its sole discretion, round up or down the number of shares of RP on such Dividend Reset Date so that each share sold by a Beneficial Owner shall be a whole share of RP and the total number of shares sold equals the total number of shares bought on such Dividend Reset Date.

     5. Notification of Results; Settlement. (a) By approximately 4:30 p.m., New York City time, on each Dividend Reset Date, by telephone, telex or otherwise, the Remarketing Agent will advise (i) each Beneficial Owner (or the Agent Member thereof who in turn will advise such Beneficial Owner) of shares of RP that submitted a notice of intent to tender shares of RP in the related Remarketing whether such tender was accepted in whole or in part and to give instructions to its Agent Member to deliver those shares of RP for which the tender was accepted, by book entry against payment therefor to the Paying Agent through the Securities Depository, by 8:30 a.m., New York City time on the related Settlement Date and (ii) each purchaser (or the Agent Member thereof who in turn will advise such purchaser) purchasing shares of RP as a result of the related Remarketing, to give instructions to its Agent Member to pay the purchase price to the Remarketing Agent, against delivery of such shares, by book entry through the Securities Depository, by 8:30 a.m., New York City time on the related Settlement Date. The Paying Agent may return any shares of RP delivered to the Paying Agent after 8:30 a.m. New York City time on the Settlement Date for redelivery to the extent practicable on the same or on the following day. The Paying Agent shall deliver to the Remarketing Agent against receipt of payment, through the Securities Depository, all shares of RP received by the Paying Agent as provided herein.

          (b) The Remarketing Agent also will (i) advise each purchaser (or its Agent Member) that is to purchase shares of RP as a result of the Remarketing of the amount that it will be required, by 8:30 a.m., New York City time, on the Settlement Date, to pay against delivery by book entry of the shares of RP to be purchased, (ii) advise each Beneficial Owner (or its Agent Member) that is to sell shares of RP as a result of the Remarketing of the number of shares of RP that it will be required to deliver by 8:30 a.m., New York City time, on the Settlement Date by book entry against payment therefor, (iii) advise, upon request to the Remarketing Agent, each existing Beneficial Owner of shares of RP who will continue to hold shares of RP and each purchaser of shares of RP of the Applicable Dividend Rates for the next Dividend Periods, (iv) advise each existing Beneficial Owner (or its Agent Member) who has elected to hold shares and has elected to change the type of the Dividend Period with respect to such shares, to deliver by 8:30 a.m., New York City time, on the Settlement Date by book entry such shares "free" to the Paying Agent through the Securities Depository to effectuate such change, (v) if the Remarketing Agent is unable to remarket by 4:00 p.m., New York City time, on a Dividend Reset Date all shares of RP tendered to it in a Remarketing at a price of $100,000 per share, advise the Beneficial Owners of all tendered but unsold shares and the Beneficial Owners which shall have elected, or been deemed to have elected, to hold shares for an Optional Dividend Period of more than 98 days, to deliver such shares by 8:30 a.m., New York City time, on the Settlement Date, by book entry "free" to the Paying Agent through the Securities Depository to effectuate a conversion to a 7-day Dividend Period, and (vi) advise the Paying Agent, by 4:30 p.m., New York City time, on each Dividend Reset Date, of the Applicable Dividend Rate or Rates determined in the related Remarketing, of the number of shares of RP to which such Applicable Dividend Rate or Rates apply, of the shares of RP sold and purchased in such Remarketing and of the selling and purchasing Beneficial Owners and the Beneficial Owners who have elected to change the length of the Dividend Period with respect to their shares of RP and of the number of shares affected thereby.

          (c) In accordance with the Securities Depository's normal procedures, on the Settlement Date, the transactions described above will be executed through the Securities Depository, as authorized in accordance with paragraph 5(b) of this Part II, and the accounts of the respective Agent Members at the Securities Depository will be debited and credited and shares delivered by book entry as necessary to effect the purchases and sales of shares of RP or the change in length of Dividend Period as determined in the Remarketing. Purchasers of shares of RP will make payment through their Agent Members in New York Clearing House funds to the Securities Depository against delivery through their Agent Members. The Securities Depository will make payment in accordance with its normal procedures, which now provide for payment in New York Clearing House funds, provided that if the procedures of the Securities Depository shall be changed to provide for payment in same-day funds, then purchasers will make payment in same-day funds.

          (d) If any Beneficial Owner selling shares of RP in a Remarketing fails to deliver such shares, the Agent Member of such selling Beneficial Owner and of any other person that was to have purchased shares of RP in such Remarketing may deliver to any such other person a number of whole shares of RP that is less than the number of shares that otherwise was to be purchased by such person. In such event, the number of shares of RP to be so delivered shall be determined by such Agent Member who shall give the Remarketing Agent and the Paying Agent notice of such number. Delivery

                                  -8-
140




CONFORMED COPY                                                    7.29.87


of such lesser number of shares of RP shall constitute good delivery.

          (e) The Remarketing Agent, Paying Agent and Securities Depository will each use their reasonable commercial efforts to meet the timing requirements set forth in paragraphs (a) and (b) above; provided however, that in the event that there is a delay in the occurrence of any delivery or other event connected with a Remarketing, the Remarketing Agent, Paying Agent and Securities Depository will each use their reasonable commercial efforts to accommodate such delay in furtherance of the Remarketing.

          (f) Notwithstanding any of the foregoing provisions of this paragraph 5, the Remarketing Agent may, in its sole discretion, after consultation with the Corporation, modify the procedures set forth above with respect to settlement, provided any such modification does not adversely affect the Holders of RP or the Corporation; provided further that any such modification shall not increase the obligations of the Paying Agent without the prior consent of the Paying Agent.

     6. Purchase of Shares of RP by Remarketing Agent. The Remarketing Agent may purchase for its own account shares of RP in a Remarketing, provided that it purchases all shares of RP not sold in a Remarketing to other purchasers and that the Applicable Dividend Rate or Rates set with respect to such shares in the Remarketing are no higher than the Applicable Dividend Rate or Rates that would have been set if the Remarketing Agent had not purchased such shares. Notwithstanding the foregoing, the Remarketing Agent is not obligated to purchase any shares of RP that would otherwise remain unsold in a Remarketing. If the Remarketing Agent owns any shares of RP immediately prior to a Remarketing and if all other shares tendered for sale by other Beneficial Owners of shares of RP have been sold in such Remarketing, then the Remarketing Agent may sell such number of its shares in such Remarketing as there are outstanding orders to purchase. Neither the Corporation nor the Remarketing Agent is obligated in any case to provide funds to make payment to a Beneficial Owner upon such Beneficial Owner's tender of its shares of RP for Remarketing.


     7. Applicable Dividend Rate as the Penalty Rate. If the Applicable Dividend Rate with respect to any share of RP shall be the Penalty Rate, paragraphs 1, 2, 3, 4, 5 and 6 of this Part II shall no longer be applicable to any of the shares of RP and the shares of RP shall not be subject to Tender and Dividend Reset.

     8. Transfers. So long as the Applicable Dividend Rate applicable to any share of RP is not the Penalty Rate, shares of RP may be sold, transferred or otherwise disposed of, either in a Remarketing or otherwise, only to a person that has delivered a signed copy of a Purchaser's Letter addressed to the Corporation, the Remarketing Agent, the Paying Agent and the Agent Member and to be delivered as provided in such Purchaser's Letter, provided that, in the case of all transfers other than pursuant to Remarketings, as a condition to such transfer, the Agent Member of the transferee and of the transferor advise the Paying Agent and the Remarketing Agent of such transfer.

     9. Miscellaneous. The Board of Directors of the Corporation may interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of Beneficial Owners of shares of RP and if such inconsistency or ambiguity reflects an incorrect provision hereof the Board of Directors may authorize the filing of a Certificate of Correction.

     10. Securities Depository; Stock Certificates. (a) The Depository Trust Company will initially act as Securities Depository for the Agent Members with respect to shares of RP. In accordance with applicable law, on the Date of Original Issue an appropriate number of certificates for all of the shares of RP will be registered in the name of Cede, as nominee of the Securities Depository. Such certificates will bear a legend to the effect that such certificates are issued subject to the provisions contained in these Articles Supplementary and each Purchaser's Letter. The Corporation will also issue stop-transfer instructions to the Paying Agent for the shares of RP. Except as provided in paragraphs (b) and (c) below, Cede will be the Holder, and no Beneficial Owner shall receive certificates representing its ownership interest in such shares.

          (b) If DTC shall cease acting as Securities Depository, the Paying Agent and the Corporation shall, at the Corporation's option, either (i) arrange for another securities depository to maintain custody of the certificates evidencing the shares of RP or (ii) cause the Corporation to issue one or more new certificates registered in the names of the Beneficial Owners or their nominees.

          (c) If the Applicable Dividend Rate applicable to all shares of RP shall be the Penalty Rate, the Corporation shall issue one or more new certificates with respect to such shares (without the legend referred to in paragraph 10(a) of this Part II) registered in the names of the Beneficial Owners or their nominees and shall rescind the stop-transfer instruction referred to in paragraph 10(a) of this Part II with respect to such shares.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledged said instrument to be the corporate act of the Corporation and stated under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on July 28, 1987.

                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ Jeffrey C. Keil
Attest:                                             (President)

     /s/ William F. Rosenblum, Jr.
              (Secretary)

                                  -9-
141



                                                                    Exhibit A

     TO BE SUBMITTED TO YOUR BROKER-DEALER WHO WILL THEN DELIVER COPIES ON
                    YOUR BEHALF TO THE RESPECTIVE TRUST COMPANY

                             MASTER PURCHASER'S LETTER

                  Relating to Securities Involving Rate Settings
                          Through Auctions or Remarketings

THE COMPANY
THE REMARKETING AGENT
THE TRUST COMPANY
A BROKER-DEALER
AN AGENT MEMBER
OTHER PERSONS

Dear Sirs:

     1. This letter is designed to apply to publicly or privately offered debt or equity securities ("Securities") of any issuer ("Company") which are described in any final prospectus or other offering materials relating to such Securities as the same may be amended or supplemented (collectively, with respect to the particular Securities concerned, the "Prospectus") and which involve periodic rate settings through auctions ("Auctions") or remarketing procedures ("Remarketings"). This letter shall be for the benefit of any Company and of any trust company, auction agent, paying agent, (collectively, "trust company"), remarketing agent, broker-dealer, agent member, securities depository or other interested person in connection with any Securities and related Auctions or Remarketings (it being understood that such persons may be required to execute specified agreements and nothing herein shall alter such requirements). The terminology used herein is intended to be general in its application and not to exclude any Securities in respect of which (in the Prospectus or otherwise) alternative terminology is used.

     2. We may from time to time offer to purchase, purchase, offer to sell and/or sell Securities of any Company as described in the Prospectus relating thereto. We agree that this letter shall apply to all such purchases, sales and offers and to Securities owned by us. We understand that the dividend/interest rate on Securities may be based from time to time on the results of Auctions or Remarketings as set forth in the Prospectus.

     3. We agree that any bid or sell order placed by us in an Auction or a Remarketing shall constitute an irrevocable offer (except as otherwise described in the Prospectus) by us to purchase or sell the Securities subject to such bid or sell order, or such lesser amount of Securities as we shall be required to sell or purchase as a result of such Auction or Remarketing, at the applicable price, all as set forth in the Prospectus, and that if we fail to place a bid or sell order with respect to Securities owned by us with a broker-dealer on any Auction or Remarketing date, or a broker-dealer to which we communicate a bid or sell order fails to submit such bid or sell order to the trust company or remarketing agent concerned, we shall be deemed to have placed a hold order with respect to such Securities as described in the Prospectus. We authorize any broker-dealer that submits a bid or sell order as our agent in Auctions or Remarketings to execute contracts for the sale of Securities covered by such bid or sell order. We recognize that the payment by such broker-dealer for Securities purchased on our behalf shall not relieve us of any liability to such broker-dealer for payment for such Securities.

     4. We understand that in a Remarketing, the dividend or interest rate or rates on the Securities and the allocation of Securities tendered for sale between dividend or interest periods of different lengths will be based from time to time on the determinations of one or more remarketing agents, and we agree to be conclusively bound by such determinations. We further agree to the payment of different dividend or interest rates to different holders of Securities depending on the length of the dividend or interest period elected by such holders. We agree that any notice given by us to a remarketing agent (or to a broker-dealer for transmission to a remarketing agent) of our desire to tender Securities in a Remarketing shall constitute an irrevocable (except to the limited extend set forth in the Prospectus) offer by us to sell the Securities specified in such notice, or such lesser number of Securities as we shall be required to sell as a result of such Remarketing, in accordance with the terms set forth in the Prospectus, and we authorize the remarketing agent to sell, transfer or otherwise dispose of such Securities as set forth in the Prospectus.

     5. We agree that, during the applicable period as described in the Prospectus, dispositions of Securities can be made only in the denominations set forth in the Prospectus and we will sell, transfer or otherwise dispose of any Securities held by us from time to time only pursuant to a bid or sell order placed in an Auction, in a Remarketing, to or through a broker-dealer or, when permitted in the Prospectus, to a person that has signed and delivered to the applicable trust company or a remarketing agent a letter substantially in the form of this letter (or other applicable purchaser's letter), provided that in the case of all transfers other than pursuant to Auctions or Remarketings we or our broker-dealer or our agent member shall advise such trust company or a remarketing agent of such transfer. We understand that a restrictive legend will be placed on certificates representing the Securities and stop-transfer instructions will be issued to the transfer agent and/or registrar, all as set forth in the Prospectus.

     6. We agree that, during the applicable period as described in the Prospectus, ownership of Securities shall be represented by one or more global certificates registered in the name of the applicable securities depository or its nominee, that we will not be entitled to receive any certificate representing the Securities and that our ownership of any Securities will be maintained in book entry form by the securities depository for the account of our agent member, which in turn will maintain records of our beneficial ownership. We authorize and instruct our agent member to disclose to the applicable trust company or remarketing agent such information concerning our beneficial ownership of Securities as such trust company or remarketing agent shall request.

     7. We acknowledge that partial deliveries of Securities purchased in Auctions or Remarketings may be made to us and such deliveries shall constitute good delivery as set forth in the Prospectus.

     8.  This letter is not a commitment by us to purchase any Securities.

     9. This letter supersedes any prior-dated version of this master purchaser's letter, and supplements any prior- or post-dated purchaser's letter specific to particular Securities, and this letter may only be revoked by a signed writing delivered to the original recipients hereof.

     10. The descriptions of Auction or Remarketing procedures set forth in each applicable Prospectus are incorporated by reference herein and in case of any conflict between this letter, any purchaser's letter specific to particular Securities and any such description, such description shall control.

     11. Any xerographic or other copy of this letter shall be deemed of equal effect as a signed original.

     12.  Our agent member of the Depository Trust Company currently is

     13. Our personnel authorized to place orders with broker-dealers for the purpose set forth in the Prospectus in Auctions or Remarketings currently
is/are, telephone number (   )          .

     14.  Our taxpayer identification number is             .

                                  -10-

142



     15. In the case of each offer to purchase, purchase, offer to sell or sale by us of Securities not registered under the Securities Act of 1933, as amended (the "Act"), we represent and agree as follows:

          A. We understand and expressly acknowledge that the Securities have not been and will not be registered under the Act and, accordingly, that the Securities may not be reoffered, resold or otherwise pledged, hypothecated or transferred unless an applicable exemption from the registration requirements of the Act is available.

          B. We hereby confirm that any purchase of Securities made by us will be for our own account, or for the account of one or more parties for which we are acting as trustee or agent with complete investment discretion and with authority to bind such parties, and not with a view to any public resale or distribution thereof. We and each other party for which we are acting which will acquire Securities will be "accredited investors" within the meaning of Regulation D under the Act with respect to the Securities to be purchased by us or such party, as the case may be, will have previously invested in similar types of instruments and will be able and prepared to bear the economic risk of investing in and holding such Securities.

          C. We acknowledge that prior to purchasing any Securities we shall have received a Prospectus (or private placement memorandum) with respect thereto and acknowledge that we will have had access to such financial and other information, and have been afforded the opportunity to ask such questions of representatives of the Company and receive answers thereto, as we deem necessary in connection with our decision to purchase Securities.

          D. We recognize that the Company and broker-dealers will rely upon the truth and accuracy of the foregoing investment representations and agreements, and we agree that each of our purchases of Securities now or in the future shall be deemed to constitute our concurrence in all of the foregoing which shall be binding on us and each party for which we are acting as set forth in Subparagraph B above.


Dated:__________________________      ___________________________________
                                      (Name of Purchaser)
Mailing Address of Purchaser

________________________________      By:_____________________

________________________________      Printed Name:______________________

________________________________      Title:__________________


                                  -11-
143




CONFORMED COPY                                                      5.14.91


                        REPUBLIC NEW YORK CORPORATION

                           ARTICLES SUPPLEMENTARY

REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has authorized the classification of up to 4,000,000 of the 15,000,000 shares of Preferred Stock (the "Preferred Stock") which the Corporation now has authority to issue into a series designated $3.375 Cumulative Convertible Preferred Stock and has provided for the issuance of such series.

SECOND: The number of shares and terms of the $3.375 Cumulative Convertible Preferred Stock as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. $3.375 Cumulative Convertible Preferred Stock. 4,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $3.375 Cumulative Convertible Preferred Stock (hereinafter sometimes called the "Convertible Preferred Stock"). The Convertible Preferred Stock is issuable in whole shares only. The Convertible Preferred Stock shall be of a stated value of $50 per share (the "Stated Value"). The term "Charter" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2. Dividends. The holders of the Convertible Preferred Stock shall be entitled to receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $3.375 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year, with the first such dividend being payable July 1, 1991 (each a "dividend payment date"). Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share. Dividends will be payable, in arrears, to holders of record as they appear on the stock transfer records of the Corporation on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors. The amount of dividends payable per share for each full dividend period shall be computed by dividing by four the $3.375 annual rate. The amount of dividends payable for the initial dividend period or any period shorter than a full dividend period shall be calculated on the basis of a 360-day year of twelve 30-day months. If in any quarterly dividend period (being the period between such dividend payment dates or, in the case of the first such period, from the date of original issue to July 1, 1991) dividends at the rate of $3.375 per share per annum shall not have been paid or declared and set apart for payment on all outstanding shares of Convertible Preferred Stock for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation or shares of any other capital stock of the Corporation ranking junior to the Convertible Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Convertible Preferred Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Convertible Preferred Stock with respect to the payment of dividends, except by conversion into or exchange for capital stock of the Corporation ranking junior to the Convertible Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Convertible Preferred Stock shall have been paid or declared and set apart for payment.

     3. Conversion. (i) Subject to and upon compliance with the provisions of this paragraph 3, each holder of Convertible Preferred Stock shall have the right, at his option, at any time, to convert any or all of the shares of Convertible Preferred Stock held by such holder into the number of fully paid and nonassessable shares of Common Stock (calculated as to each conversion, for the purpose of determining the amount of any cash payments provided for under subparagraph (iii) of this paragraph 3, to the nearest 1/100 of a share of Common Stock, with 1/200 of a share of Common Stock being rounded upward) obtained by dividing the Stated Value of a share of Convertible Preferred Stock by the Conversion Price (as defined below) and multiplying such resulting number by the number of shares of Convertible Preferred Stock to be converted, and by surrendering such shares of Convertible Preferred Stock so to be converted, such surrender to be made in the manner provided in subparagraph (ii) of this paragraph 3; provided, however, that the right to convert shares called for redemption pursuant to paragraph 6 shall terminate at the close of business on the date fixed for such redemption unless the Corporation shall default in making payment of the amount payable upon such redemption. The term "Common Stock" shall mean the Common Stock, par value $5.00, of the Corporation as the same exists at the date of these Articles Supplementary or as such stock may be constituted from time to time, except that for the purpose of subparagraph (v) of this paragraph 3, the term "Common Stock" shall also mean and include stock of the Corporation of any class, whether now or hereafter authorized, which shall have the right to participate in the distribution of either earnings or assets of the Corporation without limit as to amount or percentage.

     The term "Conversion Price" shall mean $72.50, as adjusted in accordance with the provisions of this paragraph 3.

          (ii) In order to exercise the conversion privilege, the holder of each share of Convertible Preferred Stock to be converted shall surrender the certificate representing such share at the office of the conversion agent for the Convertible Preferred Stock in the Borough of Manhattan, The City of New York, appointed for such purpose by the Corporation, which shall initially be the transfer agent for the Common Stock, with the Notice of Election to Convert on the back of said certificate completed and signed. Unless the shares issuable on conversion are to be issued in the same name as the name in which such share of Convertible Preferred Stock is registered, each share surrendered for conversion shall be accompanied by instruments of transfer, in form satisfactory to the Corporation, duly executed by the holder or his duly authorized attorney, and by an amount sufficient to pay any transfer or similar tax.

     The holders of shares of Convertible Preferred Stock at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares (except that holders of shares called for redemption on a redemption date between such record date and the dividend payment date shall not be entitled to receive such dividend on such dividend payment date) on the corresponding dividend payment date notwithstanding the conversion thereof or the Corporation's default in payment of the dividend due on such dividend payment date. However, shares of Convertible Preferred Stock surrendered for conversion during the period between the close of business on any dividend payment record date and the opening of business on the corresponding dividend payment date (except shares called for redemption on a redemption date during such period) must be accompanied by payment of an amount equal to the dividend payable on such shares on such dividend payment date. A holder of shares of Convertible Preferred Stock on a dividend payment record date who (or whose transferee) tenders any of such shares for conversion into shares of Common Stock on a dividend payment date will receive the dividend payable by the Corporation on such shares of Convertible Preferred Stock on such date, and the converting holder need not include payment in the amount of such dividend upon surrender of shares of Convertible Preferred Stock for conversion. Except as provided above, the Corporation shall make no payment or allowance for unpaid dividends, whether or not in arrears, on converted shares or for dividends on the shares of Common Stock issued upon such conversion.

     As promptly as practicable after the surrender of the certificates for shares of Convertible Preferred Stock as aforesaid, the Corporation shall issue and shall deliver at the office of the conversion agent to such holder, or on his written order, a certificate or certificates for the number of full shares of Common Stock issuable upon the conversion of such shares in accordance with the provisions of this paragraph 3, and

                                  -1-
144




CONFORMED COPY                                                      5.14.91


any fractional interest in respect of a share of Common Stock arising upon such conversion shall be settled as provided in subparagraph (iii) of this paragraph 3.

     Each conversion shall be deemed to have been effected immediately prior to the close of business on the date on which the certificates for shares of Convertible Preferred Stock shall have been surrendered, with the Notice of Election to Convert on the back of said certificates completed and signed (and, if applicable, payment of an amount equal to the dividend payable on such shares shall have been made), to the Corporation as aforesaid, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby at such time on such date and such conversion shall be at the Conversion Price in effect at such time on such date, unless the stock transfer books of the Corporation shall be closed on such date, in which event such person or persons shall be deemed to have become such holder or holders of record at the close of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the Conversion Price in effect on the date upon which such shares shall have been surrendered and such notice (and, if applicable, payment) received by the Corporation.
All shares of Common Stock delivered upon conversion of the Convertible Preferred Stock will upon delivery be duly and validly issued and fully paid and nonassessable, free of all liens and charges and not subject to any preemptive rights.

          (iii) In connection with the conversion of any shares of Convertible Preferred Stock, no fractional shares or scrip representing fractions of shares of Common Stock shall be issued upon conversion of the Convertible Preferred Stock. Instead of any fractional interest in a share of Common Stock which would otherwise be deliverable upon the conversion of a share of Convertible Preferred Stock or a fraction thereof, the Corporation shall pay to the holder of such share of Convertible Preferred Stock or fraction thereof an amount in cash (computed to the nearest cent, with one-half cent being rounded upward) equal to the reported last sales price (as defined in subparagraph (iv)(e) of this paragraph 3) of the Common Stock on the Trading Day (as defined in subparagraph (iv)(e) of this paragraph 3) next preceding the day of conversion multiplied by the fraction of a share of Common Stock represented by such fractional interest. If more than one share of Convertible Preferred Stock shall be surrendered for conversion at one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate Stated Value of the shares of Convertible Preferred Stock so surrendered.

          (iv) The Conversion Price shall be adjusted from time to time as follows:

          (a) In case the Corporation shall (x) pay a dividend or make a distribution on the Common Stock in shares of Common Stock, (y) subdivide the outstanding Common Stock into a greater number of shares or (z) combine the outstanding Common Stock into a smaller number of shares, the Conversion Price shall be adjusted so that the holder of any share of Convertible Preferred Stock thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock of the Corporation which he would have owned or have been entitled to receive after the happening of any of the events described above had such share of Convertible Preferred Stock been converted immediately prior to the record date in the case of a dividend or the effective date in the case of subdivision or combination. An adjustment made pursuant to this subparagraph
          (a) shall become effective immediately after the record date in the case of a dividend, except as provided in subparagraph (h) below, and shall become effective immediately after the effective date in the case of a subdivision or combination.

          (b) In case the Corporation shall issue rights or warrants to all holders of the Common Stock entitling them (for a period expiring within 45 days after the record date mentioned below) to subscribe for or purchase shares of Common Stock at a price per share less than the current market price per share of Common Stock (as defined for purposes of this subparagraph (b) in subparagraph (e) below), at the record date for the determination of stockholders entitled to receive such rights or warrants, the Conversion Price in effect immediately prior thereto shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the date of issuance of such rights or warrants by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding on the date of issuance of such rights or warrants plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at such current market price, and the denominator of which shall be the number of shares of Common Stock outstanding on the date of issuance of such rights or warrants plus the number of additional shares of Common Stock receivable upon exercise of such rights or warrants. Such adjustment shall be made successively whenever any such rights or warrants are issued, and shall become effective immediately, except as provided in subparagraph (h) below, after such record date. In determining whether any rights or warrants entitle the holders of the Convertible Preferred Stock to subscribe for or purchase shares of Common Stock at less than such current market price, and in determining the aggregate offering price of such shares of Common Stock, there shall be taken into account any consideration received by the Corporation for such rights or warrants plus the exercise price thereof, the value of such consideration or exercise price, as the case may be, if other than cash, to be determined by the Board.

          (c) In case the Corporation shall distribute to all holders of Common Stock any shares of capital stock of the Corporation (other than Common Stock) or evidences of its indebtedness or assets (excluding cash dividends or distributions paid from retained earnings of the Corporation) or rights or warrants to subscribe for or purchase any of its securities (excluding those rights or warrants referred to in subparagraph (b) above) (any of the foregoing being hereinafter in this subparagraph (c) called the "Securities"), then, in each such case, unless the Corporation elects to reserve such Securities for distribution to the holders of the Convertible Preferred Stock upon the conversion of the shares of Convertible Preferred Stock so that any such holder converting shares of Convertible Preferred Stock will receive upon such conversion, in addition to the shares of the Common Stock to which such holder is entitled, the amount and kind of such Securities which such holder would have received if such holder had, immediately prior to the record date for the distribution of the Securities, converted its shares of Convertible Preferred Stock into Common Stock, the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the date of such distribution by a fraction the numerator of which shall be the current market price per share (as defined for purposes of this subparagraph (c) in subparagraph (e) below) of the Common Stock on the record date mentioned above less the then fair market value (as determined by the Board, whose determination shall, if made in good faith, be conclusive) of the portion of the Securities so distributed applicable to one share of Common Stock, and the denominator of which shall be the current market price per share (as defined in subparagraph (e) below) of the Common Stock; provided, however, that in the event the then fair market value (as so determined) of the portion of the Securities so distributed applicable to one share of Common Stock is equal to or greater than the current market price per share (as defined in subparagraph (e) below) of the Common Stock on the record date mentioned above, in lieu of the foregoing adjustment, adequate provision shall be made so that each holder of shares of Convertible Preferred Stock shall have the right to receive the amount and kind of Securities such holder would have received had he converted each such share of Convertible Preferred Stock immediately prior to the record date for the distribution of the Securities. Such adjustment shall become effective immediately, except as provided in subparagraph (h) below, after the record date for the determination of stockholders entitled to receive such distribution.

          (d) If, pursuant to subparagraph (b) or (c) above, the number of shares of Common Stock into which a share of Convertible Preferred Stock is convertible shall have been adjusted because the Corporation has declared a dividend, or made a distribution, on the outstanding shares of Common Stock in the form of any right or warrant to purchase securities of the Corporation, or the Corporation has issued any such right or warrant, then, upon the expiration of any such unexercised right or unexercised warrant, the Conversion Price shall forthwith be adjusted to equal the Conversion Price that would have applied had such right or warrant never been declared, distributed or issued.

          (e) For the purpose of any computation under subparagraph (b) above, the current market price per share of Common Stock on any date shall be deemed to be the average of the reported last sales prices for the thirty consecutive Trading Days (as defined below) commencing forty-five Trading Days before the date in question. For the purpose of any computation under subparagraph (c) above, the current market price per share of Common Stock on any date shall be deemed to be the average of the reported last sales prices for the ten consecutive

                                  -2-
145




CONFORMED COPY                                                      5.14.91


          Trading Days before the date in question. The reported last sales price for each day (whether for purposes of subparagraph (b) or subparagraph (c)) shall be the reported last sales price, regular way, or, in case no sale takes place on such day, the average of the reported closing bid and asked prices, regular way, in either case as reported on the New York Stock Exchange Composite Tape or, if the Common Stock is not listed or admitted to trading on the New York Stock Exchange, on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") or, if the Common Stock is not quoted on such National Market System, the average of the closing bid and asked prices on such day in the over-the-counter market as reported by NASDAQ or, if bid and asked prices for the Common Stock on each such day shall not have been reported through NASDAQ, the average of the bid and asked prices for such day as furnished by any New York Stock Exchange member firm regularly making a market in the Common Stock selected for such purpose by the Board or a committee thereof or, if no such quotations are available, the fair market value of the Common Stock as determined by a New York Stock Exchange member firm regularly making a market in the Common Stock selected for such purpose by the Board or a committee thereof. As used herein, the term "Trading Day" with respect to Common Stock means (x) if the Common Stock is listed or admitted for trading on the New York Stock Exchange or another national securities exchange, a day on which the New York Stock Exchange or such other national securities exchange is open for business or (y) if the Common Stock is quoted on the National Market System of the NASDAQ, a day on which trades may be made on such National Market System or (z) otherwise, any day other than a Saturday or Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

          (f) No adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1% in such price; provided, however, that any adjustments which by reason of this subsection (f) are not required to be made shall be carried forward and taken into account in any subsequent adjustment; and provided further that adjustment shall be required and made in accordance with the provisions of this paragraph 3 (other than this subparagraph (f)) not later than such time as may be required in order to preserve the tax free nature of a distribution to the holders of Common Stock. All calculations under this paragraph 3 shall be made to the nearest cent or to the nearest 1/100 of a share, as the case may be, with one-half cent and 1/200 of a share, respectively, being rounded upward. Anything in this subparagraph
          (iv) to the contrary notwithstanding, the Corporation shall be entitled to make such reductions in the Conversion Price, in addition to those required by this subparagraph (iv), as it in its discretion shall determine to be advisable in order that any stock dividend, subdivision of shares, distribution of rights or warrants to purchase stock or securities, or distribution of other assets (other than cash dividends) hereafter made by the Corporation to its stockholders shall not be taxable.

          (g) Whenever the Conversion Price is adjusted as herein provided, the Corporation shall promptly file with any conversion agent an officers' certificate, signed by the Chairman, the President, any Vice-Chairman or any Executive Vice President, and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of the Corporation, setting forth the Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment, which certificate shall be conclusive evidence of the correctness of such adjustment. Promptly after delivery of such certificate, the Corporation shall prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the date on which such adjustment becomes effective and shall mail such notice of such adjustment of the Conversion Price to the holder of each share of Convertible Preferred Stock at his last address as shown on the stock books of the Corporation.

          (h) In any case in which this subparagraph (iv) provides that an adjustment shall become effective immediately after a record date for an event, the Corporation may defer until the occurrence of such event (y) issuing to the holder of any share of Convertible Preferred Stock converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the Common Stock issuable upon such conversion before giving effect to such adjustment and (z) paying to such holder any amount in cash in lieu of any fractional share of Common Stock pursuant to subparagraph (iii) of this paragraph 3.

          (v)  If:

          (a) the Corporation shall declare a dividend (or any other distribution) on the Common Stock (other than in cash out of retained earnings); or

          (b) the Corporation shall authorize the granting to the holders of Common Stock of rights or warrants to subscribe for or purchase any shares of any class of capital stock of the Corporation or any other rights or warrants; or

          (c) there shall be any reclassification or change of the Common Stock (other than a subdivision or combination of the outstanding Common Stock and other than a change in the par value, or from par value to no par value, or from no par value to par value), or any consolidation, merger, or statutory share exchange to which the Corporation is a party and for which approval of any stockholders of the Corporation is required or any sale or transfer of all or substantially all the assets of the Corporation as an entirety; or

          (d) there shall be a voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

then the Corporation shall cause to be filed with the conversion agent, and shall cause to be mailed to the holders of shares of the Convertible Preferred Stock at their addresses as shown on the stock transfer records of the Corporation, at least 15 days prior to the applicable date hereinafter specified, a notice stating (y) the date on which a record is to be taken for the purpose of such dividend, distribution or granting of rights or warrants, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights or warrants are to be determined or (z) the date on which such reclassification, change, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, statutory share exchange, sale, transfer, liquidation, dissolution or winding up. Failure to give such notice or any defect therein shall not affect the legality or validity of the proceedings described in subparagraph (viii) of this paragraph 3 or in subparagraph (v)(a), (v)(b), (v)(c) or (v)(d) of this paragraph 3.

          (vi) The Corporation covenants that it will at all times reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued shares of Common Stock, for the purpose of effecting conversions of the Convertible Preferred Stock, the full number of shares of Common Stock deliverable upon the conversion of all outstanding shares of Convertible Preferred Stock not theretofore converted. For purposes of this subparagraph (vi), the number of shares of Common Stock which shall be deliverable upon the conversion of all outstanding shares of Convertible Preferred Stock shall be computed as if at the time of computation all such outstanding shares were held by a single holder.

     Before taking any action which would cause any adjustment reducing the Conversion Price below the then par value (if any) of the shares of Common Stock deliverable upon conversion of the Convertible Preferred Stock, the Corporation will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and nonassessable shares of Common Stock at such adjusted Conversion Price.

     The Corporation will endeavor to list the shares of Common Stock required to be delivered upon conversion of the Convertible Preferred Stock prior to such delivery upon each national securities exchange, if any, upon which the outstanding Common Stock is listed at the time of such delivery.

     Prior to the delivery of any securities which the Corporation shall be obligated to deliver upon conversion of the Convertible Preferred Stock, the

                                  -3-
146





CONFORMED COPY                                                      5.14.91


Corporation will endeavor to comply with all Federal and State laws and regulations thereunder requiring the registration of such securities with, or any approval of or consent to the delivery thereof by, any governmental authority.

          (vii) The Corporation will pay any and all documentary stamp or similar issue or transfer taxes payable in respect of the issue or delivery of shares of Common Stock on conversions of the Convertible Preferred Stock pursuant hereto; provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the Convertible Preferred Stock to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

          (viii) Notwithstanding any other provision herein to the contrary, if any of the following events occur, namely (x) any reclassification or change of outstanding shares of Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision of combination of the Common Stock), (y) any consolidation, merger or combination of the Corporation with or into another corporation as a result of which holders of Common Stock shall be entitled to receive stock, securities or other property or assets (including cash) with respect to or in exchange for such Common Stock or (z) any sale or conveyance of the properties and assets of the Corporation as, or substantially as, an entirety to any other entity as a result of which holders of Common Stock shall be entitled to receive stock, securities or other property or assets (including cash) with respect to or in exchange for such Common Stock, then appropriate provision shall be made so that the holder of each share of Convertible Preferred Stock then outstanding shall have the right to convert such share into the kind and amount of the shares of stock and other securities or property or assets (including cash) that would have been receivable upon such reclassification, change, consolidation, merger, combination, sale or conveyance by a holder of the number of shares of Common Stock issuable upon conversion of such share of Convertible Preferred Stock immediately prior to such reclassification, change, consolidation, merger, combination, sale or conveyance. The adjustments described in this subparagraph (viii) shall be subject to further adjustments as appropriate that shall be as nearly equivalent as may be practicable to the relevant adjustments provided for in this paragraph 3. If, in the case of any such consolidation, merger, combination, sale or conveyance, the stock or other securities and property receivable thereupon by a holder of shares of Common Stock includes shares of stock, securities or other property or assets (including cash) of an entity other than the successor or acquiring entity, as the case may be, in such consolidation, merger, combination, sale or conveyance, then the Corporation shall enter into an agreement with such other entity for the benefit of the holders of Convertible Preferred Stock that shall contain such provisions to protect the interests of such holders as the Board shall reasonably consider necessary by reason of the foregoing.

          (ix) Upon any conversion or redemption of shares of Convertible Preferred Stock, the shares of Convertible Preferred Stock so converted or redeemed shall have the status of authorized and unissued shares of Preferred Stock, and the number of shares of Preferred Stock which the Corporation shall have authority to issue shall not be decreased by the conversion or redemption of shares of Convertible Preferred Stock.

     4. Voting Rights. (i) Holders of the Convertible Preferred Stock shall have no voting rights, either general or special, except as expressly required by applicable law, the Charter and as specified in this paragraph 4.

          (ii) Whenever, at any time or times, dividends payable on the shares of Convertible Preferred Stock shall be in arrears for six consecutive calendar quarters, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Convertible Preferred Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Convertible Preferred Stock, either alone or together with the holders of one or more other cumulative series of the Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two additional members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 4 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders or at any meeting called for the election of Directors aforesaid, be increased by two Directors. The rights of the holders of the Convertible Preferred Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 4 shall continue in effect until cumulative dividends have been paid in full or declared and a sum sufficient has been set apart for payment on the Convertible Preferred Stock. At elections for such Directors, each holder of Convertible Preferred Stock shall be entitled to one vote for each share of Convertible Preferred Stock held of record on the record date established for the meeting. The holders of Convertible Preferred Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 4 of the holders of Convertible Preferred Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 4 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Convertible Preferred Stock remain outstanding, the affirmative vote of the holders of at least two-thirds of the shares of Convertible Preferred Stock outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class of series of stock (including any class or series of Preferred Stock) ranking prior (as that term is defined in paragraph 5) to the Convertible Preferred Stock, or

          (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity with the Convertible Preferred Stock unless the Articles Supplementary or other provisions of the Charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full on the Convertible Preferred Stock and all outstanding shares of stock ranking on a parity (as that term is defined in paragraph 5) with the Convertible Preferred Stock (the Convertible Preferred Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full and (y) on any distribution of assets upon liquidation, dissolution or winding up of the Corporation in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

          (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Charter of the Corporation, including these Articles Supplementary, which would materially and adversely affect any right, preference, privilege or voting power of the Convertible Preferred Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock or the Convertible Preferred Stock or any other capital stock of the Corporation, or the creation and issuance of other series of Preferred Stock including convertible Preferred Stock or any other capital stock of the Corporation, in each case ranking on a parity with or junior to the Convertible Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

                                  -4-
147




CONFORMED COPY                                                      5.14.91


          (iv) So long as any shares of Convertible Preferred Stock remain outstanding and notwithstanding any provision of the Charter of the Corporation requiring a greater percentage, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution duly adopted at a meeting at which a quorum was present and acting and at which the holders of Convertible Preferred Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (a) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (b) issues to the holders of the Convertible Preferred Stock in exchange for the Convertible Preferred Stock shares of preferred stock having at least the same relative rights and preferences as the Convertible Preferred Stock (the "Exchanged Stock"), (c) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the Corporation, and (d) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 4(iv), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each holder of Convertible Preferred Stock shall have one vote for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply as to any shares of Convertible Preferred Stock if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Convertible Preferred Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.

     5. Rank. For the purposes of these Articles Supplementary, any class or classes of stock of the Corporation shall be deemed to rank:

          (a) prior to the Convertible Preferred Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the Convertible Preferred Stock;

          (b) on a parity with the Convertible Preferred Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation preference per share thereof be different from those of the Convertible Preferred Stock, if the holders of such class of stock and the Convertible Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

          (c) junior to shares of the Convertible Preferred Stock, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the Convertible Preferred
          Stock shall be entitled to the receipt of dividends or of   amounts
          distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such class or classes.

     The Convertible Preferred Stock shall rank prior, as to dividends and upon liquidation, dissolution or winding up, to the Common Stock and on a parity with the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock and the Remarketed Preferred Stock.

     6. Optional Redemption. The shares of the Convertible Preferred Stock may be redeemed at the option of the Corporation, as a whole, or from time to time in part, at any time, upon not less than 30 nor more than 60 days' prior notice mailed to the holders of the shares to be redeemed at their addresses as shown on the stock books of the Corporation; provided, however, that shares of the Convertible Preferred Stock shall not be redeemable prior to May 15, 1995. Subject to the foregoing, shares of the Convertible Preferred Stock are redeemable at the following redemption prices per share if redeemed during the 12-month period beginning May 15, in the year indicated:


          Year             Price          Year             Price

          1995          $52.0250          1998          $51.0125
          1996           51.6875          1999           50.6750
          1997           51.3500          2000           50.3375


and $50 if redeemed on or after May 15, 2001, in each case together with an amount equal to all dividends (whether or not earned or declared) accrued and accumulated and unpaid to, but excluding, the date fixed for redemption.

     If full cumulative dividends on the Convertible Preferred Stock have not been paid, the Convertible Preferred Stock may not be redeemed in part and the Corporation may not purchase or acquire any shares of the Convertible Preferred Stock otherwise than pursuant to a purchase or exchange offer made on the same terms to all holders of the Convertible Preferred Stock. If fewer than all the outstanding shares of Convertible Preferred Stock are to be redeemed, the Corporation will select those to be redeemed by lot or a substantially equivalent method.
     If a notice of redemption has been given pursuant to this paragraph 6 and if, on or before the date fixed for redemption, the funds necessary for such redemption shall have been set aside by the Corporation, separate and apart from its other funds, in trust for the pro rata benefit of the holders of the shares of Convertible Preferred Stock so called for redemption, then, notwithstanding that any certificates for such shares have not been surrendered for cancellation, on the redemption date dividends shall cease to accrue on the shares to be redeemed, and at the close of business on the redemption date the holders of such shares shall cease to be stockholders with respect to such shares and shall have no interest in or claims against the Corporation by virtue thereof and shall have no voting or other rights with respect to such shares, except the right to receive the moneys payable upon surrender (and endorsement, if required by the Corporation) of their certificates, and the shares evidenced thereby shall no longer be outstanding. Notwithstanding the foregoing, if notice of redemption has been given pursuant to this paragraph 6 and any holder of shares of Convertible Preferred Stock shall, prior to the close of business on the redemption date, give written notice to the Corporation pursuant to paragraph 3 of the conversion of any or all of the shares to be redeemed held by such holder (accompanied by a certificate or certificates for such shares, duly endorsed or assigned to the Corporation), then the conversion of such shares to be redeemed shall become effective as provided in paragraph 3. Subject to applicable escheat laws, any moneys so set aside by the Corporation and unclaimed at the end of ninety days from the redemption date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of the amounts payable upon such redemption. Any interest accrued on funds so deposited shall be paid to the Corporation from time to time. Any funds which have been deposited by the Corporation, or on its behalf, with a paying agent or segregated and held in trust by the Corporation

                                  -5-
148




CONFORMED COPY                                                      5.14.91


for the redemption of shares converted into Common Stock on or prior to the date fixed for such redemption shall (subject to any right of the holder of such shares to receive the dividend payable thereon as provided in paragraph
3) immediately upon such conversion be returned to the Corporation or, if then held in trust by the Corporation, shall be discharged from such trust.

     7. Liquidation. (i) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Convertible Preferred Stock shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the Convertible Preferred Stock as to liquidation preference, to be paid the amount of $50 per share (the "liquidation preference") of the Convertible Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution. The holders of the Convertible Preferred Stock will not be entitled to receive the liquidation preference until the liquidation preference of any other class of stock of the Corporation ranking senior to the Convertible Preferred Stock as to rights upon liquidation, dissolution or winding up shall have been paid (or a sum set aside therefor sufficient to provide for payment) in full. After any such liquidation preference payment, the holders of the Convertible Preferred Stock shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (ii) If upon any such liquidation, dissolution or winding up of the Corporation the assets of the Corporation shall be insufficient to make such full payments to the holders of the Convertible Preferred Stock and the holders of any Preferred Stock ranking as to liquidation, dissolution or winding up on a parity with the Convertible Preferred Stock, then such assets shall be distributed among the holders of the Convertible Preferred Stock ratably in accordance with the respective amounts which would be payable on such shares of Convertible Preferred Stock or any other such Preferred Stock if all amounts thereon were paid in full.

          (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation nor the merger or consolidation of any other corporation into or with the Corporation nor a reorganization of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     8. Parity Stock. So long as any shares of Convertible Preferred Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full and (y) in any distribution of assets upon liquidation, dissolution or winding up of the Corporation, in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     9. Certain Definitions. (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares reacquired by the Corporation.

          (ii) The amount of dividends "accrued" on any share of Convertible Preferred Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend payment date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Convertible Preferred Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation preference of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated in accordance with the provisions of paragraph 2.

     10. Exclusion of Other Rights. Unless otherwise required by law, shares of the Convertible Preferred Stock shall not have any rights, including preemptive rights, or preferences other than those specifically set forth herein, in the Charter or as provided by applicable law.

     11. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.

     12. Interpretation or Adjustment By Board of Directors. The Board of Directors of the Corporation may, consistent with Maryland law, interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of beneficial owners of the Convertible Preferred Stock and if such inconsistency or ambiguity reflects any typographical error, error in transcription or other error the Board of Directors may authorize the filing of a Certificate of Correction.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on May 14, 1991.

                                    REPUBLIC NEW YORK CORPORATION

                                    By:   /s/ Dov C. Schlein
                                           (Vice Chairman)
Attest:

        /s/ William F. Rosenblum, Jr.
                  (Secretary)


                                  -6-
149




CONFORMED COPY                                                       9.6.91


                      REPUBLIC NEW YORK CORPORATION

                         ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu thereof the following:

     "FIFTH: The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is ONE HUNDRED SIXTY FIVE million (165,000,000) shares, of which FIFTEEN million (15,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock"), and ONE HUNDRED FIFTY million (150,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of SEVEN HUNDRED FIFTY million dollars ($750,000,000)."

SECOND: The Board of Directors of the Corporation, at a meeting held on July 17, 1991, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at a Special Meeting thereof to be held on September 4, 1991.

THIRD: Notice, setting forth the said amendment of the charter and stating that the purpose of the Special Meeting of the Stockholders, called thereby, would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporation and Associations Article of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at a Special Meeting held on September 4, 1991, by affirmative vote of a majority of all the votes entitled to be cast thereon as permitted by the charter of the Corporation.

FOURTH:       (a) As of immediately before this amendment, the total shares of all classes of stock which the Corporation was authorized to issue is Sixty-Five Million (65,000,000) shares, divided into Fifteen Million (15,000,000) shares of Preferred Stock without par value and Fifty Million (50,000,000) shares of Common Stock with the par value of Five Dollars ($5.00) per share having an aggregate par value of Two Hundred Fifty Million Dollars ($250,000,000).

          (b) As amended, the total number of shares of all classes of stock which the Corporation has authority to issue is One Hundred Sixty-Five Million (165,000,000) shares, divided into Fifteen Million (15,000,000) shares of Preferred Stock without par value and One Hundred Fifty Million (150,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Seven Hundred Fifty Million Dollars ($750,000,000).

          (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualification and terms and conditions of redemption, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation, and such description has not been changed by the amendment of the charter of the Corporation herein set forth.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these present to be signed in its name and on its behalf by a Senior Vice President and witnessed by an Assistant Secretary on September 4, 1991.



                                          REPUBLIC NEW YORK CORPORATION


                                          By:   /s/ William F. Rosenblum, Jr.
                                                    (Senior Vice President)



Witnessed:

     /s/ Steven J. Wright
     (Assistant Secretary)


THE UNDERSIGNED, a Senior Vice President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate

                                       -1-
150




CONFORMED COPY                                                       9.6.91

act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                                /s/ William F. Rosenblum, Jr.
                                                    (Senior Vice President)


                                       -2-
151




CONFORMED COPY                                                     2.26.92


                      REPUBLIC NEW YORK CORPORATION

                         ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has authorized the classification of 4,000,000 of the 15,000,000 shares of Preferred Stock (the "Preferred Stock") which the Corporation now has authority to issue into a series designated $1.9375 Cumulative Preferred Stock and has provided for the issuance of such series.

SECOND: The number of shares and terms of the $1.9375 Cumulative Preferred Stock as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. $1.9375 Cumulative Preferred Stock. 4,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $1.9375 Cumulative Preferred Stock (hereinafter sometimes called the "Cumulative Preferred Stock"). The Cumulative Preferred Stock is issuable in whole shares only. The Cumulative Preferred Stock shall be of a stated value of $25 per share (the "Stated Value"). The term "Charter" when used herein shall include all articles or certificates filed pursuant to law with respect to any series of the Preferred Stock.

     2. Dividends. The holders of the Cumulative Preferred Stock shall be entitled to receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $1.9375 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year, with the first such dividend being payable July 1, 1992 (each a "dividend payment date"). Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share. Dividends will be payable, in arrears, to holders of record as they appear on the stock transfer records of the Corporation on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors. The amount of dividends payable per share for each full dividend period shall be computed by dividing by four the $1.9375 annual rate. The amount of dividends payable for the initial dividend period or any period shorter than a full dividend period shall be calculated on the basis of a 360-day year of twelve 30-day months. If in any quarterly dividend period (being the period between such dividend payment dates or, in the case of the first such period, from the date of original issue to July 1, 1992) dividends at the rate of $1.9375 per share per annum shall not have been paid or declared and set apart for payment on all outstanding shares of Cumulative Preferred Stock for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation or shares of any other capital stock of the Corporation ranking junior to the Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Cumulative Preferred Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Cumulative Preferred Stock with respect to the payment of dividends, except by conversion into or exchange for capital stock of the Corporation ranking junior to the Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Cumulative Preferred Stock shall have been paid or declared and set apart for payment.

     3. Voting Rights. (i) Holders of the Cumulative Preferred Stock shall have no voting rights, either general or special, except as expressly required by applicable law, the Charter and as specified in this paragraph 3.

          (ii) Whenever, at any time or times, dividends payable on the shares of Cumulative Preferred Stock shall be in arrears for six consecutive calendar quarters, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of Directors, until all dividends accumulated on the Cumulative Preferred Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Cumulative Preferred Stock, either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two additional members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 3 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders or at any meeting called for the election of Directors aforesaid, be increased by two Directors. The rights of the holders of the Cumulative Preferred Stock to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 3 shall continue in effect until cumulative dividends have been paid in full or declared and a sum sufficient has been set apart for payment on the Cumulative Preferred Stock. At elections for such Directors, each holder of Cumulative Preferred Stock shall be entitled to one-half vote for each share of Cumulative Preferred Stock held of record on the record date established for the meeting. The holders of Cumulative Preferred Stock shall have no right to cumulate such shares in voting for the election of Directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 3 of the holders of Cumulative Preferred Stock and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected Directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 3 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two Directors.

          (iii) So long as any shares of Cumulative Preferred Stock remain outstanding, the affirmative vote of the holders of at least two-thirds of the shares of Cumulative Preferred Stock outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as set forth in paragraph 4(a)) to the Cumulative Preferred Stock, or

          (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity (as set forth in paragraph 4(b)) with the Cumulative
          Preferred Stock unless the Articles Supplementary or other provisions of the Charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full on the Cumulative Preferred Stock and all outstanding shares of stock ranking on a parity with the Cumulative Preferred Stock (the Cumulative Preferred Stock and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably (x) in the payment of dividends, including accumulations (if any)in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full and (y) on any distribution of assets upon liquidation, dissolution or winding up of the

                                       -1-
152




CONFORMED COPY                                                     2.26.92


          Corporation in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

          (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Charter of the Corporation, including these Articles Supplementary, which would materially and adversely affect any right, preference, privilege or voting power of the Cumulative Preferred Stock or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock, the $3.375 Cumulative Convertible Preferred Stock or the Cumulative Preferred Stock or any other capital stock of the Corporation, or the creation and issuance of other series of Preferred Stock including convertible Preferred Stock or any other capital stock of the Corporation, in each case ranking on a parity with or junior to the Cumulative Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

          (iv) So long as any shares of Cumulative Preferred Stock remain outstanding and not withstanding any provision of the Charter of the Corporation requiring a greater percentage, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution duly adopted at a meeting at which a quorum was present and acting and at which the holders of Cumulative Preferred Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (a) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (b) issues to the holders of the Cumulative Preferred Stock in exchange for the Cumulative Preferred Stock shares of preferred stock having at least the same relative rights and preferences as the Cumulative Preferred Stock (the "Exchanged Stock"), (c) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the Corporation, and (d) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 4(iv), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each holder of Cumulative Preferred Stock shall have one-half vote for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply as to any shares of Cumulative Preferred Stock if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Cumulative Preferred Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

     4. Rank. For the purposes of these Articles Supplementary, any class or classes of stock of the Corporation shall be deemed to rank:

          (a) prior to the Cumulative Preferred Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the Cumulative Preferred Stock;

          (b) on a parity with the Cumulative Preferred Stock as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation preference per share thereof be different from those of the Cumulative Preferred Stock, if the holders of such class of stock and the Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

          (c) junior to shares of the Cumulative Preferred Stock, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such class or classes.

     The Cumulative Preferred Stock shall rank prior, as to dividends and upon liquidation, dissolution or winding up, to the Common Stock and on a parity with the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock and the $3.375 Cumulative Convertible Preferred Stock.

     5. Optional Redemption. The shares of the Cumulative Preferred Stock may be redeemed at the option of the Corporation, as a whole, or from time to time in part, at any time, upon not less than 30 nor more than 60 days' prior notice mailed to the holders of the shares to be redeemed at their addresses as shown on the stock books of the Corporation; provided, however, that shares of the Cumulative Preferred Stock shall not be redeemable prior to February 27, 1997. Subject to the foregoing, shares of the Cumulative Preferred Stock are redeemable at the following redemption price of $25 if redeemed on or after February 27, 1997, together with an amount equal to all dividends (whether or not earned or declared) accrued and accumulated and unpaid to, but excluding, the date fixed for redemption.

     If full cumulative dividends on the Cumulative Preferred Stock have not been paid, the Cumulative Preferred Stock may not be redeemed in part and the Corporation may not purchase or acquire any shares of the Cumulative Preferred Stock otherwise than pursuant to a purchase or exchange offer made on the same terms to all holders of the Cumulative Preferred Stock. If fewer than all the outstanding shares of Cumulative Preferred Stock are to be redeemed, the Corporation will select those to be redeemed by lot or a substantially equivalent method.

     If a notice of redemption has been given pursuant to this paragraph 5 and if, on or before the date fixed for redemption, the funds necessary for such redemption shall have been set aside by the Corporation, separate and apart from its other funds, in trust for the pro-rata benefit of the holders of the shares of Cumulative Preferred Stock so called for redemption, then, notwithstanding that any certificates for such shares have not been surrendered for cancellation, on the redemption date dividends shall cease to accrue on the shares to be redeemed, and at the close of business on the redemption date the holders of such shares shall cease to be stockholders with respect to such shares and shall have no interest in or claims against the Corporation by virtue thereof and shall have no voting or other rights with respect to such shares, except the right to receive the moneys payable upon surrender (and endorsement, if required by the Corporation) of their certificates, and the shares evidenced thereby shall no longer be outstanding.

                                       -2-
153




CONFORMED COPY                                                     2.26.92


Subject to applicable escheat laws, any moneys so set aside by the Corporation and unclaimed at the end of ninety days from the redemption date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of the amounts payable upon such redemption. Any interest accrued on funds so deposited shall be paid to the Corporation from time to time.

     6. Liquidation. (i) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Cumulative Preferred Stock shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the Cumulative Preferred Stock as to liquidation preference, to be paid the amount of $25 per share (the "liquidation preference") of the Cumulative Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution. The holders of the Cumulative Preferred Stock will not be entitled to receive the liquidation preference until the liquidation preference of any other class of stock of the Corporation ranking senior to the Cumulative Preferred Stock as to rights upon liquidation, dissolution or winding up shall have been paid (or a sum set aside therefor sufficient to provide for payment) in full. After any such liquidation preference payment, the holders of the Cumulative Preferred Stock shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (ii) If upon any such liquidation, dissolution or winding up of the Corporation the assets of the Corporation shall be insufficient to make such full payments to the holders of the Cumulative Preferred Stock and the holders of any Preferred Stock ranking as to liquidation, dissolution or winding up on a parity with the Cumulative Preferred Stock, then such assets shall be distributed among the holders of the Cumulative Preferred Stock ratably in accordance with the respective amounts which would be payable on such shares of Cumulative Preferred Stock or any other such Preferred Stock if all amounts thereon were paid in full.

          (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation nor the merger or consolidation of any other corporation into or with theCorporation nor a reorganization of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     7. Parity Stock. So long as any shares of Cumulative Preferred Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full and (y) in any distribution of assets upon liquidation, dissolution or winding up of the Corporation, in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     8. Certain Definitions. (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares reacquired by the Corporation.

          (ii) The amount of dividends "accrued" on any share of Cumulative Preferred Stock as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend payment date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Cumulative Preferred Stock as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation preference of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated in accordance with the provisions of paragraph 2.

     9. Exclusion of Other Rights. Unless otherwise required by law, shares of the Cumulative Preferred Stock shall not have any rights, including preemptive rights, or preferences other than those specifically set forth herein, in the Charter or as provided by applicable law.

     10. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.

     11. Interpretation or Adjustment By Board of Directors. The Board of Directors of the Corporation may, consistent with Maryland law, interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of beneficial owners of the Cumulative Preferred Stock and if such inconsistency or ambiguity reflects any typographical error, error in transcription or other error the Board of Directors may authorize the filing of a Certificate of Correction.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on February 24, 1992.


                                          REPUBLIC NEW YORK CORPORATION

                                          By:   /s/ Jeffrey C. Keil
                                                    (President)


 Attest:

          /s/ William F. Rosenblum, Jr
                        ( Secretary)


                                       -3-
154




CONFORMED COPY                                                        4.21.93


                           REPUBLIC NEW  YORK CORPORATION

                               ARTICLES OF AMENDMENT


Republic New York Corporation, a Maryland corporation, having its principal office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: The charter of the Corporation is hereby amended by striking out the first paragraph of Article FIFTH of the Articles of Incorporation and inserting in lieu thereof the following:

     "FIFTH: The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is ONE HUNDRED SEVENTY million (170,000,000) shares, of which TWENTY million (20,000,000) shares shall be shares of Preferred Stock without par value (hereinafter called "Preferred Stock"), and ONE HUNDRED FIFTY million (150,000,000) shares shall be shares of Common Stock of the par value of FIVE DOLLARS ($5.00) per share (hereinafter called "Common Stock") having an aggregate par value of SEVEN HUNDRED FIFTY million dollars ($750,000,000)."

SECOND: The Board of Directors of the Corporation, at a meeting held on January 20, 1993, duly adopted a resolution in which was set forth the foregoing amendment to the charter, declaring that said amendment of the charter as proposed was advisable and directing that it be submitted for action thereon by the Stockholders of the Corporation at the Annual Meeting thereof to be held on April 21, 1993.

THIRD: Notice, setting forth the said amendment of the charter and stating that one of the purposes of the Annual Meeting of the Stockholders, called thereby, would be to take action thereon, was duly given pursuant to Section 2-504 of the Corporations and Associations Article of the Annotated Code of Maryland to all Stockholders entitled to vote thereon. The amendment of the charter of the Corporation as hereinabove set forth was approved by the Stockholders of the Corporation at the Annual Meeting held on April 21, 1993, by the affirmative vote of a majority of all the votes entitled to be cast thereon as permitted by the charter of the Corporation.

FOURTH:       (a)  As of immediately before this amendment, the total shares of all classes of stock which the Corporation was authorized to issue is One Hundred Sixty-Five Million (165,000,000) shares, divided into Fifteen Million (15,000,000) shares of Preferred Stock without par value and One Hundred Fifty Million (150,000,000) shares of Common Stock with the par value of Five Dollars ($5.00) per share having an aggregate par value of Seven Hundred Fifty Million Dollars ($750,000,000).

       (b) As amended, the total number of shares of all classes of stock which the Corporation has authority to issue is One Hundred Seventy Million (170,000,000) shares, divided into Twenty Million (20,000,000) shares of Preferred Stock without par value and One Hundred Fifty Million (150,000,000) shares of Common Stock of the par value of Five Dollars ($5.00) per share having an aggregate par value of Seven Hundred Fifty Million Dollars ($750,000,000).

       (c) A description of each class of stock of the Corporation with the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualification and terms and conditions of redemption, of each class of the authorized capital stock as increased, is set forth in the charter of the Corporation, and such description has not been changed by the amendment of the charter of the Corporation herein set forth.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by a Senior Vice President and witnessed by a Deputy Corporate Secretary on April 21, 1993.

                                          REPUBLIC NEW YORK CORPORATION


                                          By:  /s/ William F. Rosenblum, Jr.
                                                   (Senior Vice President)



Witnessed:

     /s/ Patricia J. Howard
         (Deputy Corporate Secretary)



THE UNDERSIGNED, a Senior Vice President of REPUBLIC NEW YORK CORPORATION, who executed on behalf of said Corporation the foregoing Articles of Amendment, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said Corporation, the foregoing Articles of Amendment to be the corporate

                                       -1-
155





CONFORMED COPY                                                        4.21.93


act of said Corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.



                                               /s/ William F. Rosenblum, Jr.
                                                   (Senior Vice President)


                                       -2-
156




CONFORMED COPY                                                       5.23.94


                        REPUBLIC NEW YORK CORPORATION

                           ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has authorized the classification of 1,500,000 of the 11,869,000 shares of Preferred Stock (the "Preferred Stock") which the Corporation now has authority to issue into a series designated the Adjustable Rate Cumulative Preferred Stock, Series D, and has provided for the issuance of such series.

SECOND: The number of shares and terms of the Adjustable Rate Cumulative Preferred Stock, Series D, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. Adjustable Rate Cumulative Preferred Stock, Series D. 1,500,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as Adjustable Rate Cumulative Preferred Stock, Series D (the "Adjustable Rate Cumulative Preferred Stock, Series D"). The Adjustable Rate Cumulative Preferred Stock, Series D, is issuable in whole or fractional shares. The Adjustable Rate Cumulative Preferred Stock, Series D, shall be of a stated value of $100 per share (the "Stated Value"). The term "Charter" when used herein shall include all Articles of Incorporation and all amendments and supplements thereto.

     2. Dividends. The holders of the Adjustable Rate Cumulative Preferred Stock, Series D, will be entitled to receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cumulative cash dividends. The initial dividend for the dividend period commencing May 23, 1994, to June 30, 1994 (the "Initial Period"), will be payable at the Initial Period Rate (as defined below), and will be payable on July 1, 1994. Thereafter, dividends on the Adjustable Rate Cumulative Preferred Stock, Series D, will be payable quarterly, as, if and when declared by the Board of Directors of the Corporation on January 1, April 1, July 1 and October 1 of each year at the Applicable Rate (as defined herein) from time to time in effect. The Applicable Rate for any dividend period will be equal to 81% of the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (each as defined herein), as determined in advance of such dividend period. The Applicable Rate for any dividend period will not be less than 4.5% per annum nor greater than 10.5% per annum.

     The amount of dividends payable for the Initial Period or any period shorter than a full dividend period shall be calculated on the basis of a 360-day year consisting of twelve 30-day months and the actual number of days elapsed in the dividend period for which dividends are payable, and by multiplying the Applicable Rate by $100. If in any quarterly dividend period (being the period between such dividend payment dates or, in the case of the Initial Period, from the date of original issuance to and including June 30,
1994) dividends at the Applicable Rate per share per annum shall not have been paid or declared and set apart for payment on all outstanding shares of Adjustable Rate Cumulative Preferred Stock, Series D, for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation or shares of any other capital stock of the Corporation ranking junior to the Adjustable Rate Cumulative Preferred Stock, Series D, with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Adjustable Rate Cumulative Preferred Stock, Series D, with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the Adjustable Rate Cumulative Preferred Stock, Series D, with respect to the payment of dividends, except by conversion into or exchange for capital stock of the Corporation ranking junior to the Adjustable Rate Cumulative Preferred Stock, Series D, with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Adjustable Rate Cumulative Preferred Stock, Series D, shall have been paid or declared and set apart for payment. If a dividend payment date is not a business day, dividends (if declared) on the Adjustable Rate Cumulative Preferred Stock, Series D, will be paid on the immediately succeeding business day, without interest. Each such dividend will be payable to holders of record as they appear on the stock books of the Corporation on such record dates, not more than 30 nor less than 15 days preceding the payment dates thereof, as shall be fixed by the Board of Directors thereof.

     3. Adjustable Rate Dividends. The Initial Period Rate will be equal to 6.05% per annum, equivalent to $0.64 per share of Adjustable Rate Cumulative Preferred Stock, Series D. Except as provided below in this paragraph, the "Applicable Rate" for any dividend period (other than the Initial Period) will be equal to 81% of the Effective Rate (as defined below), but not less than 4.5% per annum, nor more than 10.5% per annum. The "Effective Rate" for any dividend period will be equal to the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (each as defined below), as determined in advance of such dividend period. In the event that the Corporation determines in good faith that for any reason:

     (i) any one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate cannot be determined for any dividend period, then the Effective Rate for such dividend period shall be equal to the higher of whichever two such rates can be so determined;

      (ii) only one of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate can be determined for any dividend period, then the Effective Rate for such dividend period shall be equal to whichever such rate can be so determined; or

     (iii) none of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate can be determined for any dividend period, then the Effective Rate for the preceding dividend period shall be continued for such dividend period.

      Except as described below in this paragraph, the "Treasury Bill Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board (as defined below) during the Calendar Period immediately preceding the last ten calendar days preceding the dividend period for which the dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D, is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum market discount rate for three-month U.S. Treasury bills is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate is published during the relevant Calendar Period) for all of the U.S. Treasury bills then having remaining maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board

                                       -1-
157




CONFORMED COPY                                                       5.23.94


or, if the Federal Reserve Board does not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period will be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable non-interest-bearing U.S. Treasury securities with a remaining maturity of not less than 80 nor more than 100 days from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period will be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a remaining maturity of not less than 80 nor more than 100 days, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

     Except as described below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (as defined below) (or the one weekly per annum Ten Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately preceding the last ten calendar days preceding the dividend period for which the dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D, is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Ten Year Average Yield is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly per annum average yield to maturity, if only one such yield is published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having remaining maturities of not less than eight nor more than 12 years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board does not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period will be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than 12 years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

     Except as described below in this paragraph, the "Thirty Year Constant Maturity Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum Thirty Year Average Yields (as defined below) (or the one weekly per annum Thirty Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately preceding the last ten calendar days preceding the dividend period for which the dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D, is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Thirty Year Average Yield during such Calendar Period, then the Thirty Year Constant Maturity Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum Thirty Year Average Yields (or the one weekly per annum Thirty Year Average Yield, if only one such yield is published during the relevant Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Thirty Year Average Yield is not published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Thirty Year Constant Maturity Rate for such dividend period will be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly per annum average yield to maturity, if only one such yield is published during the relevant Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having remaining maturities of not less than 28 nor more than 30 years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board does not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Thirty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Thirty Year Constant Maturity Rate for such dividend period will be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than 28 nor more than 30 years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations are not generally available) to the Corporation by at least three recognized dealers in U.S. Government securities selected by the Corporation.

     The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate will each be rounded to the nearest five one-hundredths of one percent.

     The Applicable Rate with respect to each dividend period (other than the Initial Period) will be calculated as promptly as practicable by the Corporation according to the appropriate method described above. The Corporation will cause notice of each Applicable Rate to be enclosed with the dividend payment checks next mailed to the holders of the Adjustable Rate Cumulative Preferred Stock, Series D.

     As used above, the term "Calendar Period" means a period of 14 calendar days; the term "Federal Reserve Board" means the Board of Governors of the Federal Reserve System; the term "Special Securities" means securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount; the term "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and the term "Thirty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 30 years).

     4. Voting Rights. (i) Holders of the Adjustable Rate Cumulative Preferred Stock, Series D, shall have no voting rights, either general or special, except as expressly required by applicable law, the Charter and as specified in this paragraph 4.

     (ii) Whenever, at any time or times, dividends payable on the shares of Adjustable Rate Cumulative Preferred Stock, Series D, shall be in arrears for six consecutive calendar quarters, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of directors, until all dividends accumulated on the Adjustable Rate Cumulative Preferred Stock, Series D, have been paid or declared and a sum sufficient for payment has been set aside, the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two additional members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 4 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders or at any meeting called for the election of directors aforesaid, be increased by two directors. The rights of the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are

                                      -2-
158




CONFORMED COPY                                                       5.23.94


granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 4 shall continue in effect until cumulative dividends have been paid in full or declared and a sum sufficient has been set apart for payment on the Adjustable Rate Cumulative Preferred Stock, Series D. At elections for such directors, each holder of Adjustable Rate Cumulative Preferred Stock, Series D, shall be entitled to two votes for each share of Adjustable Rate Cumulative Preferred Stock, Series D, held of record on the record date established for the meeting. The holders of Adjustable Rate Cumulative Preferred Stock, Series D, shall have no right to cumulate such shares in voting for the election of directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power pursuant to this paragraph 4 of the holders of Adjustable Rate Cumulative Preferred Stock, Series D, and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 4 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two directors.

     (iii) So long as any shares of Adjustable Rate Cumulative Preferred Stock, Series D, remain outstanding, the affirmative vote of the holders of at least two-thirds of the shares of Adjustable Rate Cumulative Preferred Stock, Series D, outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

     (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as set forth in paragraph 5(a)) to the Adjustable Rate Cumulative Preferred Stock, Series D, or

     (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity (as set forth in paragraph 5(b)) with the Adjustable Rate Cumulative Preferred Stock, Series D, unless the Articles Supplementary or other provisions of the Charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full on the Adjustable Rate Cumulative Preferred Stock, Series D, and all outstanding shares of stock ranking on a parity with the Adjustable Rate Cumulative Preferred Stock, Series D, (the Adjustable Rate Cumulative Preferred Stock, Series D, and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full and (y) on any distribution of assets upon liquidation, dissolution or winding up of the Corporation in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

     (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Charter of the Corporation, including these Articles Supplementary, which would materially and adversely affect any right, preference, privilege or voting power of the Adjustable Rate Cumulative Preferred Stock, Series D, or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock, the $3.375 Cumulative Convertible
     Preferred Stock, the $1.9375 Cumulative Preferred Stock or the Adjustable Rate Cumulative Preferred Stock, Series D, or any other capital stock of the Corporation, or the creation and issuance of other series of Preferred Stock including convertible Preferred Stock or any other capital stock of the Corporation, in each case ranking on a parity with or junior to the Adjustable Rate Cumulative Preferred Stock, Series D, with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

     (iv) So long as any shares of Adjustable Rate Cumulative Preferred Stock, Series D, remain outstanding and notwithstanding any provision of the Charter of the Corporation requiring a greater percentage, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution duly adopted at a meeting at which a quorum was present and acting and at which the holders of Adjustable Rate Cumulative Preferred Stock, Series D, (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (a) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation,
(b) issues to the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, in exchange for the Adjustable Rate Cumulative Preferred Stock, Series D, shares of preferred stock having at least the same relative rights and preferences as the Adjustable Rate Cumulative Preferred Stock, Series D, (the "Exchanged Stock"), (c) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the Corporation, and (d) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company.
In connection with the exercise of the voting rights contained in this paragraph 4(iv), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each holder of Adjustable Rate Cumulative Preferred Stock, Series D, shall have two votes for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply as to any shares of Adjustable Rate Cumulative Preferred Stock, Series D, if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of Adjustable Rate Cumulative Preferred Stock, Series D, shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 6 to effect such redemption.


     5. Rank. For the purposes of these Articles Supplementary, any class or classes of stock of the Corporation shall be deemed to rank:

          (a) prior to the Adjustable Rate Cumulative Preferred Stock, Series D, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the Adjustable Rate Cumulative Preferred Stock, Series D;

          (b) on a parity with the Adjustable Rate Cumulative Preferred Stock, Series D, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or

                                       -3-
159




CONFORMED COPY                                                       5.23.94


          liquidation preference per share thereof be different from those of the Adjustable Rate Cumulative Preferred Stock, Series D, if the holders of such class of stock and the Adjustable Rate Cumulative Preferred Stock, Series D, shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

          (c) junior to the Adjustable Rate Cumulative Preferred Stock, Series D, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such class or classes.

     The Adjustable Rate Cumulative Preferred Stock, Series D, shall rank prior, as to dividends and upon liquidation, dissolution or winding up, to the Common Stock and on a parity with the Corporation's Cumulative Floating Rate Series B Preferred Stock, the Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock, the $3.375 Cumulative Convertible Preferred Stock and the $1.9375 Cumulative Preferred Stock.

     6. Optional Redemption. The shares of the Adjustable Rate Cumulative Preferred Stock, Series D, may be redeemed on or after July 1, 1999, at the option of the Corporation, for cash, on at least 30 but not more than 60 days' notice at any time or from time to time, as a whole or in part, at $100 per share, plus, in each case, dividends accrued and accumulated but unpaid to the redemption date. The Adjustable Rate Cumulative Preferred Stock, Series D, will not be subject to any sinking fund or other obligation of the Corporation to purchase or redeem the Adjustable Rate Cumulative Preferred Stock, Series D.

     Any such redemption may be effected only with the prior approval of the Federal Reserve Board (unless at such time it is determined that such approval is not required).

     If fewer than all outstanding shares of the Adjustable Rate Cumulative Preferred Stock, Series D, are to be redeemed, the number of shares to be redeemed will be determined by the Board of Directors of the Corporation and such shares will be redeemed pro rata from the holders of record of such shares in proportion to the number of such shares held by such holders (with adjustments to avoid the redemption of fractional shares) or by lot in a manner determined by the Board of Directors of the Corporation.
     Notwithstanding the foregoing, if any dividends, including any accumulation on the Adjustable Rate Cumulative Preferred Stock, Series D, are in arrears, no Adjustable Rate Cumulative Preferred Stock, Series D, shall be redeemed unless all outstanding Adjustable Rate Cumulative Preferred Stock, Series D, is simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any Adjustable Rate Cumulative Preferred Stock, Series D; provided, however, that the foregoing shall not prevent the purchase or acquisition of Adjustable Rate Cumulative Preferred Stock, Series D, pursuant to a purchase or exchange offer provided that such offer is made on the same terms to all holders of the Adjustable Rate Cumulative Preferred Stock, Series D.

     Notice of redemption shall be given by mailing the same to each record holder of the Adjustable Rate Cumulative Preferred Stock, Series D, not less than 30 nor more than 60 days prior to the date fixed for redemption thereof, at the address of such holder as the same shall appear on the stock books of the Corporation. Each notice shall state: (i) the redemption date; (ii) the number of shares of Adjustable Rate Cumulative Preferred Stock, Series D, to be redeemed; (iii) the redemption price; (iv) the place or places where certificates for such shares of Adjustable Rate Cumulative Preferred Stock, Series D, are to be surrendered for payment of the redemption price; (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date; and (vi) the date upon which the holders' exchange rights, if any, as to such shares, shall terminate. If fewer than all the shares of the Adjustable Rate Cumulative Preferred Stock, Series D, are to be redeemed, the notice mailed to each such holder thereof shall also specify the number of shares of Adjustable Rate Cumulative Preferred Stock, Series D, to be redeemed from each such holder.

     If notice of redemption of any shares of the Adjustable Rate Cumulative Preferred Stock, Series D, has been given and if the funds necessary for such redemption have been set aside by the Corporation, separate and apart from its other funds, in trust for the pro rata benefit of the holders of any shares of Adjustable Rate Cumulative Preferred Stock, Series D, so called for redemption, from and after the redemption date for such shares, dividends on such shares shall cease to accrue and such shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive the redemption price) shall cease. Upon surrender, in accordance with such notice, of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), the redemption price set forth above shall be paid out of the funds provided by the Corporation. If fewer than all shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.
Subject to applicable escheat laws, any moneys so set aside by the Corporation and unclaimed at the end of 90 days from the redemption date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of the amounts payable upon such redemption. Any interest accrued on funds so deposited shall be paid to the Corporation from time to time.

     7. Liquidation. (i) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the Adjustable Rate Cumulative Preferred Stock, Series D, as to liquidation preference, to be paid the amount of $100 per share (the "liquidation preference") of the Adjustable Rate Cumulative Preferred Stock, Series D, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution. The holders of the Adjustable Rate Cumulative Preferred Stock, Series D, will not be entitled to receive the liquidation preference until the liquidation preference of any other class of stock of the Corporation ranking senior to the Adjustable Rate Cumulative Preferred Stock, Series D, as to rights upon liquidation, dissolution or winding up shall have been paid (or a sum set aside therefor sufficient to provide for payment) in full. After any such liquidation preference payment, the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (ii) If upon any such liquidation, dissolution or winding up of the Corporation the assets of the Corporation shall be insufficient to make such full payments to the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, and the holders of any Preferred Stock ranking as to liquidation, dissolution or winding up on a parity with the Adjustable Rate Cumulative Preferred Stock, Series D, then such assets shall be distributed among the holders of the Adjustable Rate Cumulative Preferred Stock, Series D, ratably in accordance with the respective amounts which would be payable on such shares of Adjustable Rate Cumulative Preferred Stock, Series D, or any other such Preferred Stock if all amounts thereon were paid in full.

          (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation nor the merger or consolidation of any other corporation into or with the Corporation nor a reorganization of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     8. Parity Stock. So long as any shares of Adjustable Rate Cumulative Preferred Stock, Series D, shall remain outstanding, in case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full and (y) in any distribution of assets upon liquidation, dissolution or winding up of the Corporation, in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

                                       -4-
160




CONFORMED COPY                                                       5.23.94


     9. Certain Definitions. (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares reacquired by the Corporation.

          (ii) The amount of dividends "accrued" on any share of Adjustable Rate Cumulative Preferred Stock, Series D, as at any quarterly dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend payment date, whether or not earned or declared; and the amount of dividends "accrued" on any share of Adjustable Rate Cumulative Preferred Stock, Series D, as at any date other than a quarterly dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation preference of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated in accordance with the provisions of paragraph 2.

     10. Exclusion of Other Rights. Unless otherwise required by law, shares of the Adjustable Rate Cumulative Preferred Stock, Series D, shall not have any rights, including preemptive rights, or preferences other than those specifically set forth herein, in the Charter or as provided by applicable law.

     11. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.

     12. Interpretation or Adjustment By Board of Directors. The Board of Directors of the Corporation may, consistent with Maryland law, interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of beneficial owners of the Adjustable Rate Cumulative Preferred Stock, Series D, and if such inconsistency or ambiguity reflects any typographical error, error in transcription or other error the Board of Directors may authorize the filing of a Certificate of Correction.

IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on May 3, 1994.


                                           REPUBLIC NEW YORK CORPORATION

                                           By:  /s/  Walter H. Weiner
                                                        (Chairman)

 Attest:

   /s/  William F. Rosenblum, Jr.
              (Secretary)


                                       -5-
161




CONFORMED COPY                                                       6.26.95



                       REPUBLIC NEW YORK CORPORATION

                          ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has authorized the classification of 3,000,000 of the 8,047,500 shares of Preferred Stock (the "Preferred Stock") which the Corporation now has authority to issue into a series designated the $1.8125 Cumulative Preferred Stock, and has provided for the issuance of such series.

SECOND: The number of shares and terms of the $1.8125 Cumulative Preferred Stock, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. $1.8125 Cumulative Preferred Stock. 3,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $1.8125 Cumulative Preferred Stock (the "$1.8125 Cumulative Preferred Stock"). The $1.8125 Cumulative Preferred Stock, is issuable in whole shares only. The $1.8125 Cumulative Preferred Stock, shall be of a stated value of $25 per share (the "Stated Value"). The term "Charter" when used herein shall include all Articles of Incorporation and all amendments and supplements thereto.

     2. Dividends. The holders of the $1.8125 Cumulative Preferred Stock shall be entitled to receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $1.8125 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year, with the first such dividend being payable October 1, 1995 (each a "dividend payment date"). Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share. Dividends will be payable, in arrears, to holders of record as they appear on the stock transfer records of the Corporation on such record dates, not more than 60 days nor less than 10 days preceding the payment dates thereof, as shall be fixed by the Board of Directors. The amount of dividends payable per share for each full dividend period shall be computed by dividing by four the $1.8125 annual rate. The amount of dividends payable for any dividend period or any period, either shorter or longer than a full dividend period shall be calculated on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the dividend period for which dividends are payable. If in any quarterly dividend period (being the period between such dividend payment dates or, in the case of the first such period, from the date of original issue to October 1, 1995) dividends at the rate of $1.8125 per share per annum shall not have been paid or declared and set apart for payment on all outstanding shares of $1.8125 Cumulative Preferred Stock for such quarterly dividend period and all preceding quarterly dividend periods from and after the first day from which dividends are cumulative, then the aggregate deficiency shall be declared and fully paid or set apart for payment, but without interest, before (i) any dividends or other distributions (excluding dividends paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, Common Stock of the Corporation or shares of any other capital stock of the Corporation ranking junior to the $1.8125 Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation) shall be declared and paid or set apart for payment on the Common Stock or on any other capital stock of the Corporation ranking junior to the Cumulative Preferred Stock with respect to the payment of dividends, or (ii) the Corporation shall purchase, redeem or otherwise acquire any shares of Preferred Stock or any shares of capital stock of the Corporation ranking on a parity with or junior to the $1.8125 Cumulative Preferred Stock with respect to the payment of dividends, except by conversion into or exchange for capital stock of the Corporation ranking junior to the $1.8125 Cumulative Preferred Stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Corporation; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding Cumulative Preferred Stock shall have been paid or declared and set apart for payment.

     3. Voting Rights. (i) Holders of the $1.8125 Cumulative Preferred Stock, shall have no voting rights, either general or special, except as expressly required by applicable law, the Charter and as specified in this paragraph 3.

          (ii) Whenever, at any time or times, dividends payable on the shares of $1.8125 Cumulative Preferred Stock, shall be in arrears for six consecutive calendar quarters, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of directors, until all dividends accumulated on the $1.8125 Cumulative Preferred Stock, have been paid or declared and a sum sufficient for payment has been set aside, the holders of the $1.8125 Cumulative Preferred Stock, either alone or together with the holders of one or more other series of cumulative Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two additional members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 3 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case, the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders or at any meeting called for the election of directors aforesaid, be increased by two directors. The rights of the holders of the $1.8125 Cumulative Preferred Stock, to participate (either alone or together with the holders of one or more other cumulative series of Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 3 shall continue in effect until cumulative dividends have been paid in full or declared and a sum sufficient has been set apart for payment on the $1.8125 Cumulative Preferred Stock. At elections for such directors, each holder of $1.8125 Cumulative Preferred Stock shall be entitled to one-half vote for each share of $1.8125 Cumulative Preferred Stock held of record on the record date established for the meeting. The holders of $1.8125 Cumulative Preferred Stock shall have no right to cumulate such shares in voting for the election of directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power of the holders of $1.8125 Cumulative Preferred Stock pursuant to this paragraph 3, and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 3 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two directors.

          (iii) So long as any shares of $1.8125 Cumulative Preferred Stock, remain outstanding, the affirmative vote of the holders of at least two-thirds of the shares of $1.8125 Cumulative Preferred Stock, outstanding at the time given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as set forth in paragraph 4(a)) to the $1.8125 Cumulative Preferred Stock, or

          (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity (as set forth in paragraph 4(b)) with the $1.8125 Cumulative Preferred Stock, unless the Articles Supplementary or other provisions of the Charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full on the

                                  -1-
162




CONFORMED COPY                                                       6.26.95


          $1.8125 Cumulative Preferred Stock, and all outstanding shares of stock ranking on a parity with the $1.8125 Cumulative Preferred Stock, (the $1.8125 Cumulative Preferred Stock, and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full and (y) on any distribution of assets upon liquidation, dissolution or winding up of the Corporation in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or

         (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Charter of the Corporation, including these Articles Supplementary, which would materially and adversely affect any right, preference, privilege or voting power of the $1.8125 Cumulative Preferred Stock, or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or the Corporation's Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock, the $3.375 Cumulative Convertible Preferred Stock, the $1.9375 Cumulative Preferred Stock, the Adjustable Rate Cumulative Preferred Stock, Series D, or the $1.8125 Cumulative Preferred Stock, or any other capital stock of the Corporation, or the creation and issuance of other series of Preferred Stock, including convertible Preferred Stock, or any other capital stock of the Corporation, in each case ranking on a parity with or junior to the $1.8125 Cumulative Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

         (iv) So long as any shares of $1.8125 Cumulative Preferred Stock remain outstanding and notwithstanding any provision of the Charter of the Corporation requiring a greater percentage, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution duly adopted at a meeting at which a quorum was present and acting and at which the holders of $1.8125 Cumulative Preferred Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets, to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to, any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (a) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (b) issues to the holders of the $1.8125 Cumulative Preferred Stock, in exchange for the $1.8125 Cumulative Preferred Stock, shares of preferred stock having at least the same relative rights and preferences as the $1.8125 Cumulative Preferred Stock, (the "Exchanged Stock"), (c) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the Corporation, and
(d) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 3(iv), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each holder of $1.8125 Cumulative Preferred Stock, shall have one-half vote for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply as to any shares of $1.8125 Cumulative Preferred Stock if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of $1.8125 Cumulative Preferred Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

    4. Rank. For the purposes of these Articles Supplementary, any class or classes of stock of the Corporation shall be deemed to rank:

           (a) prior to the $1.8125 Cumulative Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the $1.8125 Cumulative Preferred Stock;

           (b) on a parity with the $1.8125 Cumulative Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation preference per share thereof be different from those of the $1.8125 Cumulative Preferred Stock, if the holders of such class of stock and the $1.8125 Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

           (c) junior to the $1.8125 Cumulative Preferred Stock, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the $1.8125 Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such class or classes.

     The $1.8125 Cumulative Preferred Stock shall rank prior, as to dividends and upon liquidation, dissolution or winding up, to the Common Stock and on a parity with the Corporation's Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Remarketed Preferred Stock, the $3.375 Cumulative Convertible Preferred Stock, the $1.9375 Cumulative Preferred Stock and the Adjustable Rate Cumulative Preferred Stock, Series D.

     5. Optional Redemption. The shares of the $1.8125 Cumulative Preferred Stock, may be redeemed on or after July 1, 2000, at the option of the Corporation, for cash, on at least 30 but not more than 60 days' notice at any time or from time to time, as a whole or in part, at $25 per share, plus, in each case, dividends accrued and accumulated but unpaid to the redemption date. The $1.8125 Cumulative Preferred Stock, will not be subject to any sinking fund or other obligation of the Corporation to purchase or redeem the $1.8125 Cumulative Preferred Stock.

     Any such redemption may be effected only with the prior approval of the Federal Reserve Board (unless at such time it is determined that such approval is not required).

     If fewer than all outstanding shares of the $1.8125 Cumulative Preferred Stock, are to be redeemed, the number of shares to be redeemed will be determined by the Board of Directors of the Corporation and such shares will be redeemed pro rata from the holders of record of such shares in proportion to the number of such shares held by such holders (with adjustments to avoid the redemption of fractional shares) or by lot in a manner determined by the Board of Directors of the Corporation.

      Notwithstanding the foregoing, if any dividends, including any accumulation on the $1.8125 Cumulative Preferred Stock, are in arrears, no

                                  -2-
163





CONFORMED COPY                                                       6.26.95


$1.8125 Cumulative Preferred Stock shall be redeemed unless all outstanding $1.8125 Cumulative Preferred Stock is simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any $1.8125 Cumulative Preferred Stock; provided, however, that the foregoing shall not prevent the purchase or acquisition of $1.8125 Cumulative Preferred Stock pursuant to a purchase or exchange offer so long as such offer is made on the same terms to all holders of the $1.8125 Cumulative Preferred Stock.

     Notice of redemption shall be given by mailing the same to each record holder of the $1.8125 Cumulative Preferred Stock not less than 30 nor more than 60 days prior to the date fixed for redemption thereof, at the address of such holder as the same shall appear on the stock books of the Corporation. Each notice shall state: (i) the redemption date; (ii) the number of shares of $1.8125 Cumulative Preferred Stock to be redeemed; (iii) the redemption price; (iv) the place or places where certificates for such shares of $1.8125 Cumulative Preferred Stock are to be surrendered for payment of the redemption price; (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date; and (vi) the date upon which the holders' exchange rights, if any, as to such shares, shall terminate. If fewer than all the shares of the $1.8125 Cumulative Preferred Stock are to be redeemed, the notice mailed to each such holder thereof shall also specify the number of shares of $1.8125 Cumulative Preferred Stock to be redeemed from each such holder.

     If notice of redemption of any shares of the $1.8125 Cumulative Preferred Stock has been given and if the funds necessary for such redemption have been set aside by the Corporation separate and apart from its other funds, in trust for the pro rata benefit of the holders of any shares of $1.8125 Cumulative Preferred Stock so called for redemption, from and after the redemption date for such shares, dividends on such shares shall cease to accrue and such shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive the redemption price) shall cease. Upon surrender, in accordance with such notice, of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), the redemption price set forth above shall be paid out of the funds provided by the Corporation. If fewer than all shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. Subject to applicable escheat laws, any moneys so set aside by the Corporation and unclaimed at the end of 90 days from the redemption date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of the amounts payable upon such redemption. Any interest accrued on funds so deposited shall be paid to the Corporation from time to time.

     6. Liquidation. (i) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the $1.8125 Cumulative Preferred Stock shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the $1.8125 Cumulative Preferred Stock, as to preference in respect to liquidation, dissolution or winding up, to be paid the amount of $25 per share (the "liquidation preference") of the $1.8125 Cumulative Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution. The holders of the $1.8125 Cumulative Preferred Stock will not be entitled to receive the liquidation preference until the liquidation preference of any other class of stock of the Corporation ranking senior to the $1.8125 Cumulative Preferred Stock, as to rights upon liquidation, dissolution or winding up shall have been paid (or a sum set aside therefor sufficient to provide for payment) in full. After any such liquidation preference payment, the holders of the $1.8125 Cumulative Preferred Stock shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (ii) If, upon any such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation shall be insufficient to make such full payments to the holders of the $1.8125 Cumulative Preferred Stock, and the holders of any Preferred Stock ranking as to liquidation, dissolution or winding up on a parity with the $1.8125 Cumulative Preferred Stock, then such assets shall be distributed among the holders of the $1.8125 Cumulative Preferred Stock, ratably in accordance with the respective amounts which would be payable on such shares of $1.8125 Cumulative Preferred Stock and any other such Preferred Stock if all amounts thereon were paid in full.

          (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger or consolidation of any other corporation into or with the Corporation nor a reorganization of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

      7. Parity Stock. So long as any shares of $1.8125 Cumulative Preferred Stock shall remain outstanding, in case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full and (y) in any distribution of assets upon liquidation, dissolution or winding up of the Corporation, in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     8. Certain Definitions. (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares reacquired by the Corporation.

          (ii) The amount of dividends "accrued" on any share of $1.8125 Cumulative Preferred Stock, as at any quarterly dividend payment date, shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend payment date, whether or not earned or declared; and the amount of dividends "accrued" on any share of $1.8125 Cumulative Preferred Stock, as at any date other than a quarterly dividend payment date, shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation preference of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated in accordance with the provisions of paragraph 2.

     9. Exclusion of Other Rights. Unless otherwise required by law, shares of the $1.8125 Cumulative Preferred Stock shall not have any rights, including preemptive rights, or preferences other than those specifically set forth herein, in the Charter or as provided by applicable law.

     10. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.

     11. Interpretation or Adjustment By Board of Directors. The Board of Directors of the Corporation may, consistent with Maryland law, interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of beneficial owners of the $1.8125 Cumulative Preferred Stock, and if such inconsistency or ambiguity reflects any typographical error, error in transcription or other error, the Board of Directors may authorize the filing of a Certificate of Correction.



IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its Chairman and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge

                                   -3-
164




CONFORMED COPY                                                       6.26.95


said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on June 26, 1995.




                                              REPUBLIC NEW YORK CORPORATION

                                              By:  /s/  Walter H. Weiner
                                                           (Chairman)

 Attest:

     /s/  William F. Rosenblum, Jr.
                (Secretary)


                                     -4-
165




CONFORMED COPY                                                        6.27.97


                           DOMESTIC CORPORATION

          NOTICE OF CHANGE OF PRINCIPAL OFFICE AND RESIDENT AGENT


State Department of Assessments
  and Taxation
Baltimore, Maryland

     Pursuant to the provisions of Section 2-108 of the Maryland General Corporation Law, the undersigned Maryland corporation hereby notifies the State Department of Assessments and Taxation of Maryland:

     (1) That under resolution adopted by the Board of Directors of the corporation on May 28, 1997, a certified copy of which is filed herewith, the resident agent of the corporation in the State of Maryland has been changed to CSC-Lawyers Incorporating Service Company whose post office address is 11 East Chase Street, Baltimore, Maryland 21202. The resident agent so designated is a corporation of the State of Maryland.

     (2) That under resolution adopted by the Board of Directors of the corporation on May 28, 1997, a certified copy of which is filed herewith, the principal office of the corporation in the State of Maryland has been changed from 32 SOUTH STREET, BALTIMORE, Maryland to 11 East Chase Street, c/o CSC-Lawyers Incorporating Service Company, Baltimore, Maryland 21202.

                                             REPUBLIC NEW YORK CORPORATION

                                             By   /s/ Patricia J. Howard
                                                      (Vice) President

Dated:  June 25, 1997



     The undersigned, being the duly elected and acting Secretary of REPUBLIC NEW YORK CORPORATION, hereby certifies that at a meeting of the Board of Directors duly called and held on May 28, 1997, the following resolutions were duly adopted and are now in full force and effect:

     "RESOLVED, that CSC-Lawyers Incorporating Service Company, 11 East Chase Street, Baltimore, Maryland 21202 be and it hereby is designated as Resident Agent of the corporation in lieu of THE CORPORATION TRUST INCORPORATED and that the proper officer of the corporation is authorized to file a Notice to that effect.

     FURTHER RESOLVED, that the principal office of the corporation in the State of Maryland be and it is hereby changed to 11 East Chase Street, c/o CSC-Lawyers Incorporating Service Company, Baltimore, Maryland 21202 and that the proper office of the corporation is authorized to file a Notice to that effect."

     Signed under the penalties of perjury this 25th day of June, 1997.

                                                 /s/ William F. Rosenblum, Jr.
                                                            Secretary


                                     -1-
166




CONFORMED COPY                                                    9.23.97


                        REPUBLIC NEW YORK CORPORATION

                           ARTICLES SUPPLEMENTARY


REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

FIRST: Pursuant to authority expressly vested in the Board of Directors of the Corporation by Article FIFTH of the Charter of the Corporation, the Board of Directors has authorized the classification of 3,000,000 of the 15,497,250 shares of Preferred Stock (the "Preferred Stock") which the Corporation now has authority to issue into a series designated the $2.8575 Cumulative Preferred Stock, and has provided for the issuance of such series.

SECOND: The number of shares and terms of the $2.8575 Cumulative Preferred Stock, as set by the Finance Committee of the Board of Directors pursuant to authority duly delegated by the Board of Directors are as follows:

     1. $2.8575 Cumulative Preferred Stock. 3,000,000 shares of Preferred Stock of the Corporation, without par value, are hereby constituted as the original number of shares of a series of Preferred Stock designated as $2.8575 Cumulative Preferred Stock (the "$2.8575 Cumulative Preferred Stock"). The $2.8575 Cumulative Preferred Stock is issuable in whole shares only. The $2.8575 Cumulative Preferred Stock shall be of a stated value of $50 per share (the "Stated Value"). The term "Charter" when used herein shall include the Articles of Incorporation, as amended, restated and supplemented.

     2. Dividends. The holders of the $2.8575 Cumulative Preferred Stock shall be entitled to receive, but only when and as declared by the Board of Directors out of funds legally available for the purpose, cash dividends at the rate of $2.8575 per share per annum, and no more, payable quarterly on the first day of January, April, July and October of each year, with the first such dividend being payable January 1, 1998 (each a "dividend payment date"). Such dividends shall be payable from, and shall be cumulative from, the date of original issue of each share. Dividends will be payable, in arrears, to holders of record as they appear on the stock transfer records of the Corporation on March 15, June 15, September 15 and December 15 immediately preceding the relevant dividend payment date or if such day is not a business day, the next preceding business day. The amount of dividends payable per share for each full dividend period shall be computed by dividing by four the $2.8575 annual rate. The amount of dividends payable for any dividend period or any period, either shorter or longer than a full dividend period shall be calculated on the basis of a 360-day year of twelve 30-day months and the actual number of days elapsed in the dividend period for which dividends are payable.

     The Corporation shall not declare or pay or set apart for payment and dividends on any series of its Preferred Stock ranking, as to dividends, on a parity with or junior to the$2.8575 Cumulative Preferred Stock unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the $2.8575 Cumulative Preferred Stock for all dividend periods terminating on or prior to the date of payment of any such dividends on such
other series of Preferred Stock of the Corporation.   When dividends are not
paid in full upon the $2.8575 Cumulative Preferred Stock and any other shares of Preferred Stock of the Corporation ranking on parity as to dividends with the $2.8575 Cumulative Preferred Stock, all dividends declared upon the $2.8575 Cumulative Preferred Stock and any other Preferred Stock of the Corporation ranking on parity as to dividends with the $2.8575 Cumulative Preferred Stock shall be declared pro rata so that the amount of dividends declared per share on the $2.8575 Cumulative Preferred Stock and such other shares shall in all cases bear to each other the same ratio that the accrued dividends per share on the $2.8575 Cumulative Preferred Stock and such other Preferred Stock bear to each other. Except as set forth in the preceding sentence, unless full dividends on the cumulative Preferred Stock of any series have been declared and paid or set apart for payment for all past dividend periods and full dividends for the then-current dividend period on any outstanding noncumulative Preferred Stock of any series have been declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment, no dividends (other than in Common Stock of the Corporation or other shares of the Corporation ranking junior to the $2.8575 Cumulative Preferred Stock as to dividends and upon liquidation) shall be declared or paid or set aside for payment, nor shall any other distribution be made, on the Common Stock of the Corporation or any other shares of the Corporation ranking on a parity with or junior to the $2.8575 Cumulative Preferred Stock as to dividends or upon liquidation. Unless full dividends on the cumulative Preferred Stock of any series have been declared and paid or set apart for payment for all past dividend periods and full dividends for the then-current dividend period on the noncumulative Preferred Stock of any series have been declared and a sum sufficient for the payment thereof set apart for such payment, no Common Stock or any other shares of the Corporation ranking on a parity with or junior to the $2.8575 Cumulative Preferred Stock as to dividends or upon liquidation, shall be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid or made available for a sinking fund for the redemption of any such shares) by the Corporation or any
subsidiary of the Corporation   except by conversion into or exchange for
shares of the Corporation ranking junior to the $2.8575 Cumulative Preferred Stock as to dividends and upon liquidation ; provided, however, that any moneys set aside in trust as a sinking fund payment for any series of Preferred Stock pursuant to the resolutions providing for the issue of shares of such series may thereafter be applied to the purchase or redemption of Preferred Stock of such series whether or not at the time of such application full cumulative dividends upon the outstanding $2.8575 Cumulative Preferred Stock shall have been paid or declared and set apart for payment.

     If, prior to 18 months after the date of the original issuance of the $2.8575 Cumulative Preferred Stock, one or more amendments to the Internal Revenue Code of 1986, as amended (the Code ), are enacted that reduce the percentage of the dividends-received deduction (currently 70%) as specified in section 243(a)(1) of the Code or any

                                  -1-
167




CONFORMED COPY                                                    9.23.97


successor provision (the Dividends-Received Percentage ) with respect to dividends payable on the $2.8575 Cumulative Preferred Stock, certain adjustments may be made in respect of the dividends payable by the Corporation, and Post Declaration Date Dividends and Retroactive Dividends (as such terms are defined below) may become payable, as described below.

     The amount of each dividend payable (if declared) per share of $2.8575 Cumulative Preferred Stock for dividend payments made on or after the effective date of such change in the Code will be adjusted by multiplying the amount of the dividend payable described above (before adjustment) by the following fraction (the DRD Formula ), and rounding the result to the nearest cent (with one-half cent rounded up):

                             1 - .35 (1 - .70)
                             1 - .35 (1 - DRP)

     For the purposes of the DRD Formula, DRP means the Dividends-Received Percentage (expressed as a decimal) applicable to the dividend in question; provided, however, that if the Dividends-Received Percentage applicable to the dividend in question shall be less than 50%, then the DRP shall equal .50. No amendment to the Code, other than a change in the percentage of the dividends-received deduction set forth in section 243(a)(1) of the Code or any successor provision thereto, will give rise to an adjustment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the Internal Revenue Service ( IRS ) to the effect that such amendment does not apply to a dividend payable on the $2.8575 Cumulative Preferred Stock, then such amendment will not result in the adjustment provided for pursuant to the DRD Formula with respect to such dividend. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation. Unless the context otherwise requires, references to dividends in these Articles Supplementary mean dividends as adjusted by the DRD Formula. The Corporation's calculation of the dividends payable, as so adjusted and as certified accurate as to calculation and reasonable as to method by the independent certified public accountants then regularly engaged by the Corporation, shall be final and not subject to review absent manifest error.

     Notwithstanding the foregoing, if any such amendment to the Code is enacted after the dividend payable on a dividend payment date has been declared and such amendment is applicable to such dividend, the amount of the dividend payable on such dividend payment date will not be increased; instead, additional dividends (the Post Declaration Date Dividends ) equal to the amount, if any, by which (x) the product of the dividend paid by the Corporation on such dividend payment date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the greater of the Dividend-Received Percentage applicable to the dividend in question and .50) is greater than (y) the dividend paid by the Corporation on such dividend payment date, will be payable (if declared) to holders of $2.8575 Cumulative Preferred Stock on the record date applicable to the next succeeding dividend payment date or, if the $2.8575 Cumulative Preferred Stock is called for redemption prior to such dividend payment date, to the holders of $2.28575 Cumulative Preferred Stock on the applicable redemption date, as the case may be, and will be paid on such dividend payment date or such redemption date, as the case may be, in addition to any other amounts payable on such date.

     If any such amendment to the Code is enacted and the reduction in the Dividends-Received Percentage retroactively applies to a dividend payment date as to which the Corporation previously paid dividends on the $2.8575 Cumulative Preferred Stock (each, an Affected Dividend Payment Date ), the Corporation will pay (if declared) additional dividends (the Retroactive Dividends ) to holders of $2.8575 Cumulative Preferred Stock on the record date applicable to the next succeeding dividend payment date (or, if such amendment is enacted after the dividend payable on such dividend payment date has been declared, to holders of $2.8575 Cumulative Preferred Stock on the record date following the date of enactment) or, if the $2.8575 Cumulative Preferred Stock is called for redemption prior to such record date, to holders of $2.8575 Cumulative Preferred Stock on the applicable redemption date, as the case may be, and will be paid on such dividend payment date or such redemption date, as the case may be, in an amount equal to the amount, if any by which (x) the product of the sum of the dividends paid by the Corporation on each Affected Dividend Payment Date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the greater of the Dividends-Received Percentage and .50 applied to each Affected Dividend Payment Date) is greater than (y) the sum of the dividends paid by the Corporation on each Affected Dividend Payment Date. The Corporation will only make one payment of Retroactive Dividends for any such amendment. Notwithstanding the foregoing provisions, if, with respect to any such amendment, the Corporation receives either an unqualified opinion of nationally recognized independent tax counsel selected by the Corporation or a private letter ruling or similar form of authorization from the IRS to the effect that such amendment does not apply to a dividend payable on an Affected Dividend Payment Date for the $2.8575 Cumulative Preferred Stock, then such amendment will not result in the payment of Retroactive Dividends with respect to such Affected Dividend Payment Date. The opinion referenced in the previous sentence shall be based upon the legislation amending or establishing the DRP or upon a published pronouncement of the IRS addressing such legislation.

     Notwithstanding the foregoing, no adjustment in the dividends payable by the Corporation shall be made, and no Post Declaration Date Dividends or Retroactive Dividends shall be payable by the Corporation, in respect of the enactment of any amendment to the Code 18 months or more after the date of original issuance of the $2.8575 Cumulative Preferred Stock that reduces the Dividends-Received Percentage.

     In the event that the amount of dividends payable per share of the $2.8575 Cumulative Preferred Stock is adjusted

                                  -2-
168




CONFORMED COPY                                                    9.23.97


pursuant to the DRD Formula and/or Post Declaration Date Dividends or Retroactive Dividends are to be paid, the Corporation will give notice of each such adjustment and, if applicable, any Post Declaration Date Dividends and Retroactive Dividends to the affected holders of $2.8575 Cumulative Preferred Stock.

     3. Voting Rights. (i) Holders of the $2.8575 Cumulative Preferred Stock, shall have no voting rights, either general or special, except as expressly required by applicable law, the Charter and as specified in this paragraph 3.

          (ii) Whenever, at any time or times, dividends payable on the shares of $2.8575 Cumulative Preferred Stock shall be in arrears for six consecutive calendar quarters, then at the next annual meeting of stockholders and at any annual meeting thereafter and at any meeting called for the election of directors, until all dividends accumulated on the $2.8575 Cumulative Preferred Stock have been paid or declared and a sum sufficient for payment has been set aside, the holders of the $2.8575 Cumulative Preferred Stock, either alone or together with the holders of one or more other series of cumulative Preferred Stock at the time outstanding which are granted such voting rights, voting as a class, shall be entitled, to the exclusion of the holders of one or more other series or classes of stock having general voting rights, to vote for and elect two additional members of the Board of Directors of the Corporation, and the holders of Common Stock together with the holders of any series or class or classes of stock of the Corporation having general voting rights and not then entitled to elect two members of the Board of Directors pursuant to this paragraph 3 to the exclusion of the holders of all series then so entitled, shall be entitled to vote and elect the balance of the Board of Directors. In such case, the Board of Directors of the Corporation shall, as of the date of the annual meeting of stockholders or at any meeting called for the election of directors aforesaid, be increased by two directors. The rights of the holders of the $2.8575 Cumulative Preferred Stock to participate (either alone or together with the holders of one or more other series of cumulative Preferred Stock at the time outstanding which are granted such voting rights) in the exclusive election of two members of the Board of Directors of the Corporation pursuant to this paragraph 3 shall continue in effect until cumulative dividends have been paid in full or declared and a sum sufficient has been set apart for payment on the $2.8575 Cumulative Preferred Stock. At elections for such directors, each holder of $2.8575 Cumulative Preferred Stock shall be entitled to one vote for each share of $2.8575 Cumulative Preferred Stock held of record on the record date established for the meeting. The holders of $2.8575 Cumulative Preferred Stock shall have no right to cumulate such shares in voting for the election of directors. At the annual meeting of stockholders next following the termination (by reason of the payment of all accumulated and defaulted dividends on such stock or provision for the payment thereof by declaration and setting apart thereof) of the exclusive voting power of the holders of $2.8575 Cumulative Preferred Stock pursuant to this paragraph 3, and the holders of all other cumulative series which shall have been entitled to vote for and elect such two members of the Board of Directors of the Corporation, the terms of office of all persons who may have been elected directors of the Corporation by vote of such holders shall terminate and the two vacancies created pursuant to this paragraph 3 to accommodate the exclusive right of election conferred hereunder shall thereupon be eliminated and the Board of Directors shall be decreased by two directors.

          (iii) So long as any shares of $2.8575 Cumulative Preferred Stock remain outstanding, the affirmative vote of the holders of at least two-thirds of the shares of all the series of cumulative Preferred Stock, outstanding at the time (voting separately as one class) given in person or by proxy, at any special or annual meeting called for the purpose, shall be necessary to permit, effect or validate any one or more of the following:

          (a) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) ranking prior (as set forth in paragraph 4(a)) to the $2.8575 Cumulative Preferred Stock, or

          (b) The authorization, creation or issuance, or any increase in the authorized or issued amount, of any class or series of stock (including any class or series of Preferred Stock) which ranks on a parity (as set forth in paragraph 4(b)) with the $2.8575 Cumulative Preferred Stock, unless the Articles Supplementary or other provisions of the Charter creating or authorizing such class or series shall provide that if in any case the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full on the $2.8575 Cumulative Preferred Stock and all outstanding shares of stock ranking on a parity with the $2.8575 Cumulative Preferred Stock, (the $2.8575 Cumulative Preferred Stock, and all such other stock being herein called "Parity Stock"), the shares of all Parity Stock shall share ratably
          (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable on all Parity Stock if all dividends in respect of all shares of Parity Stock were paid in full and (y) on any distribution of assets upon liquidation, dissolution or winding up of the Corporation in accordance with the sums which would be payable in respect of all shares of Parity Stock if all sums payable were discharged in full, or


          (c) The amendment, alteration or repeal, whether by merger, consolidation or otherwise, of any of the provisions of the Charter of the Corporation, including these Articles Supplementary, which would materially and adversely affect any right, preference, privilege or voting power of the $2.8575 Cumulative Preferred Stock, or of the holders thereof; provided, however, that any increase in the amount of authorized Preferred Stock or the Corporation's Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Adjustable Rate Cumulative Preferred Stock, Series D, the $1.8125 Cumulative Preferred Stock, the $2.8575 Cumulative Preferred Stock, or any other capital stock of the Corporation, or the creation and issuance of other series of Preferred Stock, including convertible Preferred Stock, or any other capital stock of the Corporation, in each case ranking on a parity with or junior to the $2.8575 Cumulative Preferred Stock with respect to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Corporation, shall not be deemed to affect materially and adversely such rights, preferences, privileges or voting powers.

                                  -3-
169




CONFORMED COPY                                                    9.23.97


          (iv) So long as any shares of $2.8575 Cumulative Preferred Stock remain outstanding and notwithstanding any provision of the Charter of the Corporation requiring a greater percentage, the Corporation shall not, without the affirmative vote of the holders of at least a majority of the votes of all Parity Stock entitled to vote outstanding at the time, given in person or by proxy, by resolution duly adopted at a meeting at which a quorum was present and acting and at which the holders of $2.8575 Cumulative Preferred Stock (alone or together with the holders of one or more other series of Parity Stock at the time outstanding and entitled to vote) vote separately as a class, (a) directly or indirectly, sell, transfer or otherwise dispose of, or permit Republic National Bank of New York (the "Bank") or any other subsidiary of the Corporation, to issue, sell, transfer or otherwise dispose of any shares of voting stock of the Bank, or securities convertible into or options, warrants or rights to acquire voting stock of the Bank, unless after giving effect to any such transaction the Bank remains a Controlled Subsidiary (as hereinafter defined) of the Corporation or of a Qualified Successor Company (as hereinafter defined); (b) merge or consolidate with, or convey substantially all of its assets, to any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is the Corporation or a Qualified Successor Company; or (c) permit the Bank to merge, consolidate with, or convey substantially all of its assets to, any person or corporation unless the entity surviving such merger or consolidation or the transferee of such assets is a Controlled Subsidiary of the Corporation or of a Qualified Successor Company, except in any of the foregoing cases as required to comply with applicable law, including, without limitation, any court or regulatory order. The term "Qualified Successor Company" shall mean a corporation (or other similar organization or entity whether organized under or pursuant to the laws of the United States or any state thereof or of another jurisdiction) which (a) is or is required to be a registered bank holding company under the United States Bank Holding Company Act of 1956, as amended, or any successor legislation, (b) issues to the holders of the $2.8575 Cumulative Preferred Stock, in exchange for the $2.8575 Cumulative Preferred Stock, shares of preferred stock having at least the same relative rights and preferences as the $2.8575 Cumulative Preferred Stock, (the "Exchanged Stock"), (c) immediately after such transaction has not outstanding or authorized any class of stock or equity securities ranking prior to the Exchanged Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up of the Corporation, and
(d) holds, as a Controlled Subsidiary or Subsidiaries, either the Bank or one or more other banking corporations which, collectively, immediately after such transaction hold substantially all of the assets and liabilities which the Bank held immediately prior to such transaction (which may be in addition to other assets and liabilities acquired in such transaction). "Controlled Subsidiary" shall mean any corporation at least 80% of the outstanding shares of voting stock of which shall at the time be owned directly or indirectly by the Corporation or a Qualified Successor Company. In connection with the exercise of the voting rights contained in this paragraph 3(iv), holders of all series of Parity Stock which are granted such voting rights shall vote as a class, and each holder of $2.8575 Cumulative Preferred Stock shall have one vote for each share of stock held, and each other series shall have such number of votes, if any, for each share of stock held as may be granted them.

     The foregoing voting provisions shall not apply as to any shares of $2.8575 Cumulative Preferred Stock if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of $2.8575 Cumulative Preferred Stock shall have been redeemed or sufficient funds shall have been deposited in trust in accordance with paragraph 5 to effect such redemption.

     4. Rank. For the purposes of these Articles Supplementary, any class or classes of stock of the Corporation shall be deemed to rank:

          (a) prior to the $2.8575 Cumulative Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, if the holders of such class shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in preference or priority to the holders of the $2.8575 Cumulative Preferred Stock;

          (b) on a parity with the $2.8575 Cumulative Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation preference per share thereof be different from those of the $2.8575 Cumulative Preferred Stock, if the holders of such class of stock and the $2.8575 Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

          (c) junior to the $2.8575 Cumulative Preferred Stock, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the $2.8575 Cumulative Preferred Stock shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such class or classes.

     The $2.8575 Cumulative Preferred Stock shall rank prior, as to dividends and upon liquidation, dissolution or winding up, to the Common Stock and on a parity with the Corporation's Series A and Series B Dutch Auction Rate Transferable Securities Preferred Stock, the Money Market Cumulative Preferred Stock, the Adjustable Rate Cumulative Preferred Stock, Series D and the $1.8125 Cumulative Preferred Stock.

     5. Optional Redemption. The shares of the $2.8575 Cumulative Preferred Stock, may be redeemed on or after October 1, 2007, at the option of the Corporation, for cash, on at least 30 but not more than 60 days' notice at any time or from time to time, as a whole or in part, at $50 per share, plus, in each case, dividends accrued and accumulated but unpaid to the redemption date. The $2.8575 Cumulative Preferred Stock, will not be subject to any sinking fund or other obligation of the Corporation to purchase or redeem the $2.8575 Cumulative Preferred Stock.

                                  -4-
170




CONFORMED COPY                                                    9.23.97


     Any such redemption may be effected only with the prior approval of the Board of Governors of the Federal Reserve System (unless at such time it is determined that such approval is not required).
     If fewer than all outstanding shares of the $2.8575 Cumulative Preferred Stock, are to be redeemed, the number of shares to be redeemed will be determined by the Board of Directors of the Corporation and such shares will be redeemed pro rata from the holders of record of such shares in proportion to the number of such shares held by such holders (with adjustments to avoid the redemption of fractional shares) or by lot in a manner determined by the Board of Directors of the Corporation.

     Notwithstanding the foregoing, if any dividends, including any accumulation on the $2.8575 Cumulative Preferred Stock, are in arrears, no $2.8575 Cumulative Preferred Stock shall be redeemed unless all outstanding $2.8575 Cumulative Preferred Stock is simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any $2.8575 Cumulative Preferred Stock; provided, however, that the foregoing shall not prevent the purchase or acquisition of $2.8575 Cumulative Preferred Stock pursuant to a purchase or exchange offer so long as such offer is made on the same terms to all holders of the $2.8575 Cumulative Preferred Stock.

     Notice of redemption shall be given by mailing the same to each record holder of the $2.8575 Cumulative Preferred Stock not less than 30 nor more than 60 days prior to the date fixed for redemption thereof, at the address of such holder as the same shall appear on the stock books of the Corporation. Each notice shall state: (i) the redemption date; (ii) the number of shares of $2.8575 Cumulative Preferred Stock to be redeemed; (iii) the redemption price; (iv) the place or places where certificates for such shares of $2.8575 Cumulative Preferred Stock are to be surrendered for payment of the redemption price; (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date; and (vi) the date upon which the holders' exchange rights, if any, as to such shares, shall terminate. If fewer than all the shares of the $2.8575 Cumulative Preferred Stock are to be redeemed, the notice mailed to each such holder thereof shall also specify the number of shares of $2.8575 Cumulative Preferred Stock to be redeemed from each such holder.

     If notice of redemption of any shares of the $2.8575 Cumulative Preferred Stock has been given and if the funds necessary for such redemption have been set aside by the Corporation separate and apart from its other funds, in trust for the pro rata benefit of the holders of any shares of $2.8575 Cumulative Preferred Stock so called for redemption, from and after the redemption date for such shares, dividends on such shares shall cease to accrue and such shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive the redemption price) shall cease. Upon surrender, in accordance with such notice, of the certificates representing any such shares (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), the redemption price set forth above shall be paid out of the funds provided by the Corporation. If fewer than all shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof. Subject to applicable escheat laws, any moneys so set aside by the Corporation and unclaimed at the end of 90 days from the redemption date shall revert to the general funds of the Corporation, after which reversion the holders of such shares so called for redemption shall look only to the general funds of the Corporation for the payment of the amounts payable upon such redemption. Any interest accrued on funds so deposited shall be paid to the Corporation from time to time.

     6. Liquidation. (i) Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the $2.8575 Cumulative Preferred Stock shall be entitled, whether from capital or surplus, before any assets of the Corporation shall be distributed among or paid over to holders of Common Stock or any other class or series of stock of the Corporation junior to the $2.8575 Cumulative Preferred Stock, as to preference in respect to liquidation, dissolution or winding up, to be paid the amount of $50 per share (the "liquidation preference") of the $2.8575 Cumulative Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon (whether or not earned or declared) to and including the date of final distribution. The holders of the $2.8575 Cumulative Preferred Stock will not be entitled to receive the liquidation preference until the liquidation preference of any other class of stock of the Corporation ranking senior to the $2.8575 Cumulative Preferred Stock, as to rights upon liquidation, dissolution or winding up shall have been paid (or a sum set aside therefor sufficient to provide for payment) in full. After any such liquidation preference payment, the holders of the $2.8575 Cumulative Preferred Stock shall not be entitled to any further participation in any distribution of assets of the Corporation.

          (ii) If, upon any such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation shall be insufficient to make such full payments to the holders of the $2.8575 Cumulative Preferred Stock and the holders of any Preferred Stock ranking as to liquidation, dissolution or winding up on a parity with the $2.8575 Cumulative Preferred Stock, then such assets shall be distributed among the holders of the $2.8575 Cumulative Preferred Stock and holders of such other Preferred Stock, ratably in accordance with the respective amounts which would be payable on such shares of $2.8575 Cumulative Preferred Stock and any other such Preferred Stock if all amounts thereon were paid in full.

          (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, nor the merger or consolidation of any other corporation into or with the Corporation nor a reorganization of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     7. Parity Stock. So long as any shares of $2.8575 Cumulative Preferred Stock shall remain outstanding, in case

                                  -5-
171




CONFORMED COPY                                                    9.23.97


the stated dividends or amounts payable on liquidation, dissolution or winding up of the Corporation are not paid in full with respect to all outstanding shares of Parity Stock, all such shares shall share ratably (x) in the payment of dividends, including accumulations (if any) in accordance with the sums which would be payable in respect of all outstanding shares of Parity Stock if all dividends were paid in full and (y) in any distribution of assets upon liquidation, dissolution or winding up of the Corporation, in accordance with the sums which would be payable in respect of all outstanding Parity Stock if all sums payable were discharged in full.

     8. Certain Definitions. (i) The term "outstanding", when used in reference to shares of stock, shall mean issued shares, excluding shares reacquired by the Corporation.

          (ii) The amount of dividends "accrued" on any share of $2.8575 Cumulative Preferred Stock, as at any quarterly dividend payment date, shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding such quarterly dividend payment date, whether or not earned or declared; and the amount of dividends "accrued" on any share of $2.8575 Cumulative Preferred Stock, as at any date other than a quarterly dividend payment date, shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the end of the day preceding the last preceding quarterly dividend payment date, whether or not earned or declared, plus an amount equivalent to dividends on the liquidation preference of such share at the annual dividend rate fixed for such share for the period after the end of the day preceding such last preceding quarterly dividend payment date to and including the date as of which the calculation is made, calculated in accordance with the provisions of paragraph 2.

     9. Exclusion of Other Rights. Unless otherwise required by law, shares of the $2.8575 Cumulative Preferred Stock shall not have any rights, including preemptive rights, or preferences other than those specifically set forth herein, in the Charter or as provided by applicable law.

     10. Notice. All notices or communications unless otherwise specified in the Bylaws of the Corporation or these Articles Supplementary shall be sufficiently given if in writing and delivered in person or mailed by first-class mail, postage prepaid. Notice shall be deemed given on the earlier of the date received or the date such notice is mailed.

     11. Interpretation or Adjustment By Board of Directors. The Board of Directors of the Corporation may, consistent with Maryland law, interpret or adjust the provisions of these Articles Supplementary to resolve any inconsistency or ambiguity, remedy any formal defect or make any other change or modification which does not adversely affect the rights of beneficial owners of the $2.8575 Cumulative Preferred Stock, and if such inconsistency or ambiguity reflects any typographical error, error in transcription or other error, the Board of Directors may authorize the filing of a Certificate of Correction.


IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these presents to be signed in its name and on its behalf by its Senior Vice President and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on September 23, 1997.

                                     REPUBLIC NEW YORK CORPORATION


                                     By:  /s/ Stephen J. Saali
                                         (Senior Vice President)

Attest:

     /s/ Kathleen Johnson
     (Assistant Secretary)


                                  -6-
172




CONFORMED COPY                                                     1.21.98


                     REPUBLIC NEW YORK CORPORATION

                        ARTICLES SUPPLEMENTARY


     REPUBLIC NEW YORK CORPORATION, a Maryland corporation having its principal Maryland office in the City of Baltimore, State of Maryland (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland (the "Department") that:

      FIRST: The Board of Directors of the Corporation has redeemed 1,000 shares of the Republic New York Corporation Remarketed Preferred Stock, no par value, of the Corporation ("Remarketed Preferred"), which by the terms of the Company's Charter may not be reissued. Currently, there are no outstanding shares of Remarketed Preferred.

     SECOND: The terms of the 2,000,000 shares $2.125 Cumulative Preferred Stock, no par value, of the Company contained in Article SECOND, paragraph 5 of the Articles Supplementary dated October 6, 1977 and filed with the Department on October 11, 1977, in part, are as follows:

                    "At he option of the Corporation, shares of [$2.125
               Cumulative Preferred Stock] redeemed or otherwise acquired (including sinking fund acquisitions) may be restored to the status of authorized but unissued shares of Preferred Stock."

     All of the issued shares of the $2.125 Cumulative Preferred Stock having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the $2.125 Cumulative Preferred Stock) back into 2,000,000 shares Preferred Stock, no par value.

     THIRD: The terms of the 1,000,000 shares $3.125 Cumulative Preferred Stock, no par value, of the Company contained in Article SECOND, paragraph 5 of the Articles Supplementary dated September 5, 1980 and filed with the Department on September 9, 1980, in part, are as follows:

                    "At he option of the Corporation, shares of [$3.125
               Cumulative Preferred Stock] redeemed or otherwise acquired may be restored to the status of authorized but unissued shares of Preferred Stock."

All of the issued shares of the $3.125 Cumulative Preferred Stock having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the $3.125 Cumulative Preferred Stock) back into 1,000,000 shares Preferred Stock, no par value.

     FOURTH: The terms of the 1,500,000 shares Cumulative Preferred Stock Floating Rate Series A, no par value, of the Company contained in Article SECOND, paragraph 6 of the Articles Supplementary dated May 14, 1982 and filed with the Department on May 14, 1982, in part, are as follows:

                    "At he option of the Corporation, shares of Floating Rate
               Series A Stock redeemed or otherwise acquired, may be restored to the status of authorized but unissued shares of Preferred Stock."

All of the issued shares of the Cumulative Preferred Stock, Floating Rate Series A having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the Cumulative Preferred Stock Floating Rate Series A) back into 1,500,000 shares Preferred Stock, no par value.

     FIFTH: The terms of the 1,000,000 shares Cumulative Preferred Stock, Floating Rate Series B, no par value, of the Company contained in Article SECOND, paragraph 6 of the Articles Supplementary dated March 7, 1984 and filed with the Department on March 9, 1984, in part, are as follows:

                    "At he option of the Corporation, shares of Floating Rate
               Series B Stock redeemed or otherwise acquired, may be restored to the status of authorized but unissued shares of Preferred Stock."

All of the issued shares of the Cumulative Preferred Stock, Floating Rate Series B having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the Cumulative Preferred Stock, Floating Rate Series B) back into 1,000,000 shares Preferred Stock, no par value.

     SIXTH: The terms of the 4,000,000 shares $1.9375 Cumulative Preferred Stock, no par value, of the Company were established in the Articles Supplementary dated February 24, 1992 and filed with the Department on February 24, 1992.

All of the issued shares of the $1.9375 Cumulative Preferred Stock, no par value, of the Company having been since

                                  -1-
173



CONFORMED COPY                                                     1.21.98


converted, redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the $1.9375 Cumulative Preferred Stock) back into 4,000,000 shares Preferred Stock, no par value.

     SEVENTH: The terms of the 4,000,000 shares $3.375 Cumulative Convertible Preferred Stock, no par value, of the Company contained in Article SECOND, paragraph 3(ix) of the Articles Supplementary dated May 14, 1991 and filed with the Department on May 14, 1991, in part as follows:

                    "Upon any conversion or redemption of shares of [$3.375
               Cumulative].Convertible Preferred Stock, the shares of [$3.375 Cumulative] Convertible Preferred Stock so converted or redeemed shall have the status of authorized and unissued shares of Preferred Stock, and the number of shares of Preferred Stock which the Corporation shall have authority to issue shall not be decreased by the conversion or redemption of [$3.375 Cumulative] Convertible Preferred Stock."

All of the issued shares of the $3.375 Cumulative Convertible Preferred Stock, no par value, of the Company having been since converted, redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the $3.375 Cumulative Preferred Stock) back into 4,000,000 shares Preferred Stock, no par value.

     EIGHTH: The terms of the 500 shares of Money Market Cumulative Preferred Stock, no par value ("MMP"), of the Company contained in Article SECOND, Part I, paragraph 1(b) of the Articles Supplementary dated July 17, 1987 and filed with the Department on July 22, 1987, in part as follows:

                    "All shares of MMP redeemed or purchased by the
               Corporation shall be retired and cancelled and shall be restored to the status of authorized but unissued shares of Preferred Stock, without designation as to series, and may thereafter by issued, but not as shares of MMP."

All of the issued shares of the Money Market Cumulative Preferred Stock, no par value, of the Company having been since redeemed, purchased or otherwise acquired by the Corporation, the Board of Directors has reclassified, and has approved the filing of these Articles Supplementary to confirm reclassification of, such shares (together with any unissued shares of the Money Market Cumulative Preferred Stock) back into 500 shares Preferred Stock, no par value.

     NINTH: As a result of the redemption of the Remarketed Preferred and the reclassifications described herein, the Corporation s authorized capital stock currently consists of the following:

               150,000,000 shares of Common Stock, par value $5.00 per share

               12,497,750 shares of Preferred Stock, no par value (which shares of Preferred Stock are not classified as to series)

               625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series A, no pare value

               625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series B, no pare value

               1,500,00 shares of Adjustable Rate Cumulative Preferred Stock, Series D, nor par value

               3,000,000 shares of $1.8125 Cumulative Preferred Stock, no par value

               3,000,000 shares of $2.8575 Cumulative Preferred Stock, no par value

     TENTH: No amendment to the Charter of the Corporation is effected by these Articles Supplementary, the purposes hereof being to record the reduction of authorized shares of the Preferred Stock resulting from the redemption by the Corporation of it Remarketed Preferred, which by the terms of the Company's Charter may not be reissued, and to reclassify or to confirm for the record the reclassification of the share of certain series of capital stock of the Corporation.

     IN WITNESS WHEREOF, the Corporation has caused these presents to be signed in its name and on its behalf by its Executive Vice President and witnessed by its Secretary on January 21, 1998.

WITNESS:                                   REPUBLIC NEW YORK CORPORATION

/s/ William F. Rosenblum. Jr.              By:   /s/ Thomas F. Robards

William F. Rosenblum, Jr.,                       Thomas F. Robards,
Secretary                                        Executive Vice President



     THE UNDERSIGNED, Executive Vice President of Republic New York Corporation, who executed on behalf of the Corporation Articles Supplementary of which this Certificate is made a part, hereby acknowledges in the name and

                                  -2-
174




CONFORMED COPY                                                     1.21.98


on behalf of said Corporation the foregoing Articles Supplementary to be the corporate act of said Corporation and hereby certifies that the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.

                                   /s/ Thomas F. Robards
                                   Thomas F. Robards, Executive Vice President


                                  -3-
175




CONFORMED COPY                                                      12.16.99


                         REPUBLIC NEW YORK CORPORATION

                            ARTICLES SUPPLEMENTARY


          REPUBLIC NEW YORK CORPORATION, a Maryland corporation (hereinafter called the Corporation ) hereby certifies to the State Department of Assessments and Taxation of the State of Maryland (the Department ) that:

          FIRST: Pursuant to the authority expressly vested in the Board of Directors in Article Fifth of the charter of the Corporation, as amended through the date hereof, the Board of Directors has classified one hundred
(100) shares of Preferred Stock of the 12,497,750 shares of Preferred Stock without par value which the Corporation now has authority to issue into a series designated the Series X Preferred Stock, and has provided for the issuance of such series.

          SECOND: A description of the Series X Preferred Stock, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption thereof, is as follows:

          1. Number of Shares and Designation. One hundred (100) shares of Preferred Stock are hereby designated as "Series X Preferred Stock."

          2. Definitions. For purposes of the Series X Preferred Stock, the following terms shall have the meanings indicated:

          "Applicable Taxes" shall mean in respect of any Cash Proceeds, any Transferable Proceeds or any Non-Transferable Value arising as a result of the receipt of FIRREA Proceeds, an amount thereof agreed to in good faith between the Corporation and the holders of the Required Percentage of the Series X Preferred Stock as representing the Taxes payable by the FIRREA Plaintiff (or the consolidated return group of which it is a member) in respect of the receipt thereof or on the proceeds realized from the liquidation thereof; provided, that if no such agreement is reached by the fifth (5th) Business Day prior to the Dividend/Redemption Distribution Date on which the dividend or redemption distribution relating to such Cash Proceeds, Transferable Proceeds or Non-Transferable Value is required to be paid to the holders, Applicable Taxes shall in such case be an amount equal to the product of (i) the amount of the Cash Proceeds, Transferable Proceeds or Non-Transferable Value, as the case may be, determined by the Corporation in good faith; and (ii) the maximum applicable marginal statutory tax rate in effect at the time of receipt of such FIRREA Proceeds.

          "Board of Directors" shall mean the board of directors of the Corporation or any committee authorized by such Board of Directors to perform any of its responsibilities with respect to the Series X Preferred Stock.

          "Business Day" shall mean a day on which banks are not required or authorized to be closed in New York or Toronto.

          "Cash Amount" shall have the meaning set forth in Section 3(c)(i).

                                  -1-
176



CONFORMED COPY                                                      12.16.99


          "Cash Distribution" shall have the meaning set forth in Section 5(b).

          "Cash Dividend" shall have the meaning given in Section 4(a)(i).

          "Cash Proceeds" shall have the meaning given in Section 3(a)(ii).

          "Closing Date" shall mean the day of the closing of the transactions contemplated by the Stock Purchase Agreement.

          "Common Stock" shall mean the common stock of the Corporation, par value $5.00 per share, whether now or hereinafter authorized, issued and outstanding.

          "Corporation" shall mean Republic New York Corporation, a Maryland corporation, or any successor-in-interest thereto.

          "CTFS" shall mean CT Financial Services Inc., a federal corporation organized under the laws of Canada.

          "Distributable Cash and Non-Cash Proceeds" shall have the meaning given in Section 3(d).

          "Distributable Non-Cash Proceeds" shall have the meaning given in
Section 3(c)(ii).

          "Dividend/Redemption Distribution Date" shall mean in respect of any FIRREA Proceeds, (i) the date specified in the Proceeds Notice given by the Corporation in respect of such FIRREA Proceeds pursuant to Section 3(a) but in no event later than the first Business Day following the later of (x) thirty
(30) days after the Receipt Date in respect of any FIRREA Proceeds and (y) ninety one (91) days after the last day of the taxation year of the FIRREA Plaintiff in which such FIRREA Proceeds are received or (ii) such later date, if any, as shall be specified in the Election Notice given by the holders of the Series X Preferred Stock in respect of such FIRREA Proceeds pursuant to
Section 3(d).

          "Election Notice" shall have the meaning given in Section 3(d).

          "Fair Value" shall have the meaning given in Section 3(b)(ii).

          "FIRREA Claim" shall mean the litigation filed by First Federal in the United States Court of Federal Claims styled First Federal Savings and Loan Association of Rochester v. United States, No.95-517C (Ct. Fed. CL filed August 7, 1995), and any claim, right or administrative or judicial proceedings comprising, arising out of, or resulting from, such litigation.

          "FIRREA Plaintiff" shall mean First Federal or any successor-in-interest thereto at the time holding the FIRREA Claim.

          "FIRREA Proceeds" shall have the meaning given in Section 3(a).

                                  -2-
177




CONFORMED COPY                                                      12.16.99


          "FIRREA Recovery" shall mean the aggregate amount received by the FIRREA Plaintiff in the form of cash or non-cash property in respect of the FIRREA Claim whether by way of settlement before judgment or payment after judgment.

          "First Federal" shall mean First Federal Savings and Loan Association of Rochester, a federally chartered savings and loan association.

          "Holder or holder" shall mean at any time each person included on the Register of Holders and such holder shall (except in the case of manifest error) for all purposes be deemed to hold the number of shares of Series X Preferred Stock shown in the Register of Holder as held by such holder at such time.

          "In-Kind Distribution" shall have the meaning given in Section 5(b).

          "In-Kind Dividend" shall have the meaning given in Section 4(a)(ii).

          "Non-Cash Proceeds" shall have the meaning given in Section 3(a)(ii).

          "Non-Transferable Amount" shall have the meaning given in Section 3(c)(iii).

          "Non-Transferable Proceeds" shall have the meaning given in Section 3(a)(iv).

          "Non-Transferable Proceeds Distribution" shall have the meaning given in Section 5(b).

          "Non-Transferable Proceeds Dividend" shall have the meaning given in
Section 4(a)(iii).

          "Non-Transferable Value" shall have the meaning given in Section
3(b).

          "Proceeds Notice" shall have the meaning given in Section 3(a).

          "Receipt Date" shall have the meaning given in Section 3(a).

          "Register of Holders" shall mean a register of holders of the Series X Preferred Stock maintained by the Corporation showing for each holder, its name, mailing address, voice and facsimile telephone numbers and the number of shares of Series X Preferred Stock held by such holder.

          "Required Percentage of the Series X Preferred Stock" shall mean shares constituting seventy-five percent (75%) or more of the outstanding shares of Series X Preferred Stock.

          "Retained Proceeds" shall have the meaning given in Section 3(c)(ii).

          "Stock Purchase Agreement" shall mean the Amended and Restated Stock Purchase Agreement, dated as of August 21, 1996, by and between HSBC Americas, Inc., as purchaser, and CTFS, as seller.

                                  -3-
178



CONFORMED COPY                                                      12.16.99


          "Tax" or "Taxes" shall mean all taxes, however denominated, including any interest or penalties that may become payable in respect thereof, imposed by any federal, state, local or foreign government or any agency or political subdivision of any such government, which taxes shall include, without limiting the generality of the foregoing, all net income, alternative or add-on minimum, gross income, gross receipts, sales, use, goods and services, ad valorem, earnings, franchise, profits, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property, excess or windfall profit or value added tax.

          "Tax Portion" shall have the meaning given in Section 3(c)(ii).

          "Transferable Proceeds" shall have the meaning given in Section
3(b)(i).

          3. FIRREA Proceeds. (a) In the event that at any time the FIRREA Plaintiff shall receive the whole or any part of the FIRREA Recovery ("FIRREA Proceeds"), the Corporation shall give written notice of such receipt to the holders of the Series X Preferred Stock (each such notice, a "Proceeds Notice") as soon as practical but in no event more than five (5) Business Days following the day such FIRREA Proceeds are received (the "Receipt Date").
Each Proceeds Notice shall (i) state the Receipt Date, (ii) specify the aggregate amount of any cash included in the FIRREA Proceeds ("Cash Proceeds"), (iii) describe in reasonable detail any non-cash property included in the FIRREA Proceeds ("Non-Cash Proceeds") and (iv) specify the Dividend/Redemption Distribution Date for any dividend pursuant to Section 4 or any redemption pursuant to Section 5 expected to result from receipt of such FIRREA Proceeds. In addition, if in the reasonable belief of the Corporation any part of the Non-Cash Proceeds (x) cannot legally or practically be transferred to the holders of the Series X Preferred Stock or
(y) if such Non-Cash Proceeds are legally and practically transferable, but such transfer cannot be effected without impairment of the value of such Non-Cash Proceeds, the Proceeds Notice shall so state and shall also describe such Non-Cash Proceeds in reasonable detail ("Non-Transferable Proceeds").

          (b)  To the extent such FIRREA Proceeds include:

               (i) Non-Cash Proceeds other than Non-Transferable Proceeds (the "Transferable Proceeds"), the Corporation shall cause the FIRREA Plaintiff to transfer such Transferable Proceeds to the Corporation, or

               (ii) Non-Transferable Proceeds, the Corporation shall cause the FIRREA Plaintiff, at the option of the FIRREA Plaintiff, either
     (x) to liquidate the Non-Transferable Proceeds in a commercially reasonable manner or (y) to retain the Non-Transferable Proceeds and determine in good faith the Fair Value of the Non-Transferable Proceeds. The actual proceeds received by the FIRREA Plaintiff from liquidation of such Non-Transferable Proceeds pursuant to clause (x) of the preceding sentence (net of all costs reasonably incurred in such liquidation) or the Fair Value of such Non-Transferable Proceeds determined pursuant to clause (y) of the preceding sentence is
     hereinafter referred to as the "Non-Transferable Value."   As used
     in this clause (b)(ii), "Fair Value" of Non-Transferable Proceeds shall mean: (A) the fair market value of such Non-Transferable Proceeds if such Non-Transferable Proceeds have a market value or
     (B) if in the reasonable judgment of the FIRREA Plaintiff there is no

                                  -4-
179



CONFORMED COPY                                                      12.16.99


     readily ascertainable market value for such Non-Transferable Proceeds, the fair value of such Non-Transferable Proceeds to the FIRREA Plaintiff.

               (c) Upon the actual receipt of any FIRREA Proceeds by the FIRREA Plaintiff, the holders of the Series X Preferred Stock shall be entitled to receive the following either as a dividend pursuant to Section 4 or as a distribution in redemption pursuant to Section 5:

                    (i) To the extent that such FIRREA Proceeds include Cash Proceeds, an amount in cash (the "Cash Amount") equal to the aggregate amount of such Cash Proceeds less Applicable Taxes thereon;

                    (ii) To the extent that such FIRREA Proceeds include Transferable Proceeds, an in-kind distribution of a portion of the Transferable Proceeds (the "Distributable Non-Cash Proceeds") equal to the Transferable Proceeds less a portion thereof (the "Retained Proceeds") sufficient to pay (x) Applicable Taxes on the Transferable Proceeds (the "Tax Portion") plus (y) if liquidation of the Tax Portion is necessary for the Corporation to recognize the economic benefit of the Tax Portion, the after-tax costs reasonably incurred by the Corporation in the liquidation of the Retained Proceeds in a commercially reasonable manner; and

                    (iii) To the extent that such FIRREA Proceeds include Non-Transferable Proceeds, an amount in cash (the "Non-Transferable Amount") equal to the Non-Transferable Value less Applicable Taxes.

               (d) Following the giving of each Proceeds Notice, the holders of the Series X Preferred Stock may elect to receive the Cash Amount, if any, Distributable Non-Cash Proceeds, if any, and Non-Transferable Amount, if any (collectively, the "Distributable Cash and Non-Cash Proceeds") as (i) a dividend payable as provided in Section 4 or (ii) a distribution in redemption of all or a part of the outstanding Series X Preferred Stock payable as provided in Section 5. Such election shall be made by written notice to the Corporation (an "Election Notice") signed on behalf of holders of the Required Percentage of the Series X Preferred Stock and given within the period of fifteen (15) Business Days following the date of the Proceeds Notice; provided, however, that if an Election Notice is not received by the Corporation within fifteen (15) Business Days of the date of the Proceeds Notice in respect of any FIRREA Proceeds, the holders of the Series X Preferred Stock shall be deemed to have elected that payment of the Distributable Cash and Non-Cash Proceeds shall be made by way of a dividend payable as provided in Section 4. Any such election or deemed election shall be binding on each holder of Series X Preferred Stock whether or not such holder executed an Election Notice. In any Election Notice given pursuant to this Section 3(d) the holders of the Series X Preferred Stock may specify a Business Day following the Dividend/Redemption Distribution Date specified in the related Proceeds Notice, but not later than 31 days after the end of the taxation year of the FIRREA Plaintiff in which such FIRREA Proceeds are received, to which such Dividend/Redemption Distribution Date is to be deferred whereupon such later date shall become the Dividend/Redemption Distribution Date in respect of the FIRREA Proceeds to which it relates. In the event a later date is specified in any Election Notice, the dividend or redemption may be paid on such later date and no interest shall accrue on the amount of such dividend or

                                  -5-
180



CONFORMED COPY                                                      12.16.99


redemption payment in respect of the period from the Dividend/Redemption Distribution Date originally specified in such Proceeds Notice to such later date.

               (e) The holders of the Series X Preferred Stock shall be entitled to receive, either in cash or in kind, in one or more dividends pursuant to Section 4 or one or more distributions in redemption pursuant to
Section 5, an aggregate amount equal to the whole of the FIRREA Recovery less Applicable Taxes. The Series X Preferred Stock shall remain and continue to be outstanding (to the extent not previously redeemed) until the Corporation shall have paid such amount to the holders of the Series X Preferred Stock at which time any shares of Series X Preferred Stock remaining outstanding shall be cancelled, null and void and no further rights shall appertain thereto without any action by the Corporation or the holders thereof; provided, however, that if the holders elect pursuant to paragraph (d) above to receive the final or only installment of Distributable Cash and Non-Cash Proceeds as a dividend, then the Series X Preferred Stock shall remain and continue to be outstanding until the tenth (10th) Business Day after the last day of the taxation year of the Corporation in which such Dividend is paid to the holders, on which date the Series X Preferred Stock remaining outstanding shall be redeemed upon payment to the holders by the Corporation of the sum of $1.00 per share, and on such date the Series X Preferred Stock shall be cancelled, null and void and no further rights shall appertain thereto without any further action by the Corporation or the holders thereof. The Corporation shall be entitled to withhold any final dividend or redemption payment otherwise payable to any holder of Series X Preferred Stock, without any obligation to pay interest thereon pursuant to paragraph (g), until such holder delivers to the Corporation any outstanding certificate formerly representing shares of Series X Preferred Stock held by such holder.

               (f) If the amount of any FIRREA Proceeds received by the FIRREA Plaintiff has been reduced as a result of any set-off, counterclaim, or other reduction successfully asserted by the U.S. Government against the FIRREA Plaintiff arising out of a claim against the FIRREA Plaintiff or any of its affiliates unrelated to the FIRREA Claim (other than a set-off, counterclaim, or other reduction asserted against First Federal relating to a period or events prior to the Closing Date), the Distributable Cash and Non-Cash Proceeds in respect of such FIRREA Proceeds shall be determined and calculated as if no such reduction had been made.

               (g) If any amount of Distributable Cash and Non-Cash Proceeds payable to the holders of the Series X Preferred Stock is not paid in full, in cash or in kind, as provided herein, within three (3) Business Days of the date on which such cash or in-kind payment is due as provided herein, the amount of such payment that is not so paid in cash or in kind shall bear interest at the Citibank Prime Rate in effect from time to time during the period from the date such cash or in-kind payment is due until paid in full. As used in this Section 3(g), "Citibank Prime Rate" means for any date, the rate of interest publicly announced by Citibank N.A. as its prime rate or base lending rate as of 11:00 A.M., New York City time, on such date.

               4. Dividends. (a) If the holders of the Series X Preferred Stock shall have elected (or be deemed to have elected) pursuant to paragraph
(d) of Section 3 that payment of the Distributable Cash and Non-Cash Proceeds relating to any FIRREA Proceeds received by the FIRREA Plaintiff be made by way of a dividend:

                                  -6-
181



CONFORMED COPY                                                      12.16.99


               (i) to the extent that such Distributable Cash and Non-Cash Proceeds includes a Cash Amount, the Corporation shall pay an aggregate cash dividend (a "Cash Dividend") on the outstanding shares of Series X Preferred Stock in an amount equal to the Cash Amount;

               (ii) to the extent that the Distributable Cash and Non-Cash Proceeds includes Distributable Non-Cash Proceeds, the Corporation shall make an in-kind distribution (an "In-Kind Dividend") on the outstanding shares of Series X Preferred Stock of the Distributable Non-Cash Proceeds; and

               (iii) to the extent that the Distributable Cash and Non-Cash Proceeds includes a Non-Transferable Amount, the Corporation shall pay an aggregate cash dividend (a "Non-Transferable Proceeds Dividend") on the outstanding shares of Series X Preferred Stock in an amount equal to the Non-Transferable Amount.

          (b) Each holder of Series X Preferred Stock shall be entitled to participate in such Cash Dividend, In-Kind Dividend and Non-Transferable Proceeds Dividend required to be paid or made by the Corporation as provided in paragraph (a) above pro rata in proportion to the number of shares of Series X Preferred Stock held by such holder.

          (c) The amount of each Cash Dividend and each Non-Transferable Proceeds Dividend payable to a holder shall be paid on the Dividend/Redemption Distribution Date with respect to such FIRREA Proceeds by wire transfer to an account in the name of such holder specified in writing by such holder to the Corporation not less than two (2) Business Days prior to the Dividend/Redemption Distribution Date on which such Cash Dividend or Non-Transferable Proceeds Dividend, as the case may be, is required to be paid as provided herein; provided, however, that if any holder shall fail to specify such an account, such amount shall be paid by check payable to such holder and mailed to such holder at its address as set out in the Register of Holders.

          (d) The portion of each In-Kind Dividend to be distributed to a holder of Series X Preferred Stock shall be distributed in a commercially reasonable manner by the Corporation on the Dividend/Redemption Distribution Date or if on such Dividend/Redemption Distribution Date distribution of such In-Kind Distribution is not possible or practical for reasons beyond the control of the Corporation, such In-Kind Dividend shall be distributed as promptly as possible thereafter.

          (e) The payment to any holder of the portion of each Cash Dividend, each In-Kind Dividend and each Non-Transferable Proceeds Dividend to which such holder is entitled pursuant to the terms hereof shall be subject to all applicable withholding Taxes imposed by the United States of America or any political subdivision thereof and the Corporation shall be entitled to withhold the same from the cash or non-cash property otherwise payable to such holder and pay the same to the appropriate taxing authority.

     5. Redemption. (a) If the holders of the Series X Preferred Stock shall have elected pursuant to paragraph (d) of Section 3 that payment of the Distributable Cash and Non-Cash

                                  -7-
182



CONFORMED COPY                                                      12.16.99


Proceeds relating to any FIRREA Proceeds received by the FIRREA Plaintiff shall be made by way of a distribution in redemption of the Series X Preferred
Stock:

               (i) if such FIRREA Proceeds constitute the entire FIRREA Recovery, then the Corporation shall redeem all of the outstanding shares of Series X Preferred Stock for redemption consideration equal to the Distributable Cash and Non-Cash Proceeds resulting from such FIRREA Proceeds; and

               (ii) if such FIRREA Proceeds constitute less than the entire FIRREA Recovery, then the Corporation shall redeem for redemption consideration equal to the Distributable Cash and Non-Cash Proceeds resulting from such FIRREA Proceeds a number of the outstanding shares of Series X Preferred Stock (rounded down to the nearest whole number of shares) determined by multiplying (x) the number of shares of Series X Preferred Stock issued and outstanding before any redemption pursuant to this Section 5 by (y) a fraction the numerator of which is the Distributable Cash and Non-Cash Proceeds resulting from such FIRREA Proceeds and the denominator of which is the Distributable Cash and Non-Cash Proceeds that would be payable to the holders of the Series X Preferred Stock in respect of the whole of the FIRREA Recovery as determined by the Corporation in good faith, based to the extent necessary on estimates of the amount of the entire FIRREA Recovery made in good faith by the Corporation.

          (b) The redemption consideration payable pursuant to paragraph (a) shall consist of (x) a cash payment (the "Cash Distribution") in an amount equal to the Cash Amount, if any, included in the Distributable Cash and Non-Cash Proceeds, (y) an in-kind distribution (the "In-Kind Distribution") of the Distributable Non-Cash Proceeds, if any, included in the Distributable Cash and Non-Cash Proceeds and (z) a cash payment (the "Non-Transferable Proceeds Distribution") in an amount equal to the Non-Transferable Amount, if any, included in the Distributable Cash and Non-Cash Proceeds.


          (c) In the event of any redemption required by paragraph (a), the shares of Series X Preferred Stock held by each holder shall be redeemed pro rata in proportion to the number of shares of Series X Preferred Stock held by such holders.

          (d) The portion of the Cash Distribution, if any, and the Non-Transferable Proceeds Distribution, if any, which is payable to a holder of Series X Preferred Stock as part of the redemption consideration for the shares of Series X Preferred Stock held by such holder to be redeemed in accordance with paragraph (b) shall be paid to such holder in the manner specified in Section 4(c).

          (e) The In-Kind Distribution, if any, which is distributable to a holder of Series X Preferred Stock as part of the redemption consideration for the shares of Series X Preferred Stock held by such holder to be redeemed in accordance with paragraph (b) shall be distributed to such holder in the manner specified in Section 4(d).

          (f) The payment to any holder of the portion of the Cash Distribution, if any, the Non-Transferable Proceeds Distribution, if any, and the In-Kind Distribution to which a holder of Series X Preferred Stock is entitled as part of the redemption consideration for the shares of

                                  -8-
183




CONFORMED COPY                                                      12.16.99


Series X Preferred Stock of such holder to be redeemed in accordance with paragraph (a) shall be subject to all applicable withholding Taxes imposed by the United States of America or any political subdivision thereof and the Corporation shall be entitled to withhold the same from the cash or non-cash proceeds and pay the same to the appropriate taxing authority.

     6. Right of the Holders to Receive the FIRREA Proceeds. (a) The rights of the holders of the Series X Preferred Stock to receive the Distributable Cash and Non-Cash Proceeds resulting from the receipt of FIRREA Proceeds by the FIRREA Plaintiff, either as a dividend pursuant to Section 4 or as a distribution in redemption pursuant to Section 5, shall accrue immediately and only upon, and not prior to, actual receipt of such FIRREA Proceeds by the FIRREA Plaintiff, and shall not be conditioned upon any other occurrence including, but not limited to, the receipt of the FIRREA Proceeds by the Corporation.

          (b) In the event that the Corporation enters into, or intends to enter into, any transaction or series of transactions a result of which is that the FIRREA Plaintiff will cease to be controlled by the Corporation, then the Corporation shall consult with the holders and advise them of the arrangements between the Corporation and the successor FIRREA Plaintiff to permit the Corporation to determine the Distributable Cash and Non-Cash Proceeds resulting from receipt of FIRREA Proceeds by the successor FIRREA Plaintiff following completion of such transactions, and, in the case of Distributable Non-Cash Proceeds, the arrangements made for the Corporation to receive such Distributable Non-Cash Proceeds from the successor FIRREA Plaintiff.

     7. Liquidation Preference. (a) In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, each holder of Series X Preferred Stock then outstanding shall be entitled to receive out of the assets of the Corporation available for distribution to its stockholders, whether such assets are capital, surplus or earnings, a liquidation payment of $120.00 per share plus accrued but unpaid dividends thereon which shall include a dividend per share, determined and payable as provided in Section 4, in an amount equal to the value of the total FIRREA Recovery less Applicable Taxes (as determined by the Corporation in good faith, based to the extent necessary on estimates of the value of the total FIRREA Recovery made in good faith by the Corporation), less the sum of
(i) $120.00 and (ii) any amounts previously paid to the holders of the Series X Preferred Stock by the Corporation as provided herein in respect of the FIRREA Recovery.

          (b) Neither the sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation nor the consolidation or merger of the Corporation with or into one or more corporations shall be deemed to be a liquidation, dissolution or winding-up of the Corporation.

     8. Ranking. (a) Except (i) as provided in paragraph (b) of this Section 8 and (ii) for any class or series of Preferred Stock ranking prior to the Series X Preferred Stock which was created with the prior affirmative vote or consent of the Required Percentage of the Series X Preferred Stock pursuant to paragraph (b) of Section 9, the Series X Preferred Stock shall rank on a parity with each other series of Preferred Stock of the Corporation whether now or hereafter issued. The Series X Preferred Stock shall rank prior, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether

                                  -9-
184




CONFORMED COPY                                                      12.16.99


voluntary or involuntary, to all of the Corporation s now or hereafter issued Common Stock with respect exclusively to an amount equal to the Distributable Cash and Non-Cash Proceeds resulting from receipt by the FIRREA Plaintiff of FIRREA Proceeds prior to the time of any such distribution of assets upon liquidation, dissolution or winding up of the Corporation, but only to the extent such Distributable Cash and Non-Cash Proceeds have not previously been distributed to the holders of the Series X Preferred Stock as a dividend pursuant to Section 4 or as a distribution in redemption pursuant to Section 5 of any cash or in-kind proceeds of the FIRREA Claim; and the Corporation shall not pay any dividend on its Common Stock at any time at which interest is accruing pursuant to paragraph (g) of Section 3.

          (b) The Corporation shall not issue any series of Preferred Stock to be held exclusively by any one or more of (i) the holders of the Corporation s Common Stock and (ii) any company controlling, controlled by or under common control with the Corporation ("Parent Preferred Stock") unless the terms of such Parent Preferred Stock shall provide that the Series X Preferred Stock shall rank prior to the Parent Preferred Stock to the same extent as the Series X Preferred Stock ranks prior to the Corporation's Common Stock.

          (c) For the purposes of the Series X Preferred Stock, any series, class or classes of stock of the Corporation shall be deemed to rank:

               (i) prior to the Series X Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, if the holders of such series, class or classes shall be entitled to the receipt of dividends or of amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of the Series X Preferred Stock;

               (ii) on a parity with the Series X Preferred Stock, as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether or not the dividend rates, dividend payment dates, or redemption or liquidation preference amounts per share thereof be different from those of the Series X Preferred Stock, if the holders of such series, class or classes of stock and the Series X Preferred Stock shall be entitled to the receipt of dividends or amounts distributed upon liquidation, dissolution or winding up, as the case may be, in proportion to their respective dividend rates or liquidation preference, without preference or priority one over the other; and

                    (iii) junior to the Series X Preferred Stock, either as to dividends or as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, or both, if such class shall be Common Stock or if the holders of the Series X Preferred Stock shall be entitled to the receipt of dividends or amounts distributable upon liquidation, dissolution or winding up of the Corporation, as the case may be, in preference or priority to the holders of stock of such series, class or classes.

     9. Voting. (a) The holders of the Series X Preferred Stock will have no voting rights with respect to any matter coming before the shareholders of the Corporation except as provided by the terms of the Series X Preferred Stock or by law. In connection with any right to vote, the holders of the Series X Preferred Stock shall have one vote for each share held of record.

                                  -10-
185




CONFORMED COPY                                                      12.16.99


               (b) So long as any shares of the Series X Preferred Stock shall be outstanding, the Corporation will not, and will not allow the FIRREA Plaintiff to, without the affirmative vote or consent, given in writing or by resolution adopted at a meeting duly called for that purpose, of the Required Percentage of the Series X Preferred Stock then outstanding, (i) amend, alter, repeal or waive compliance with (by merger, consolidation or otherwise) any provision of these Articles Supplementary, the charter or the by-laws of the Corporation as in effect as of the date hereof, so as to materially affect adversely the specified rights, preferences, privileges or voting rights of the Series X Preferred Stock, (ii) effect any reclassification of the Series X Preferred Stock, (iii) authorize the issuance of any additional shares of Series X Preferred Stock, or (iv) authorize, create or issue, or increase the authorized or issued amount of any class or series of stock (including any class of Preferred Stock) ranking prior (as set forth in Section 8(c) above) to the Series X Preferred Stock).

     10. Transferability. No holders of shares of Series X Preferred Stock may transfer or assign shares of Series X Preferred Stock held by such holder, in whole or in part, except to Imasco Limited or any direct or indirect subsidiary of Imasco Limited or CTFS.

     11. The Obligations of the Corporation. The obligations of the Corporation set forth herein shall be strictly construed in accordance with the terms set forth herein.

                                  -11-
186




CONFORMED COPY                                                      12.16.99


          IN WITNESS WHEREOF, REPUBLIC NEW YORK CORPORATION has caused these Articles Supplementary to be signed in its name and on its behalf by its President and its corporate seal to be hereunto affixed and attested by its Secretary, and the said officers of the Corporation further acknowledge said instrument to be the corporate act of the Corporation and state under the penalties of perjury that to the best of their knowledge, information and belief the matters and facts therein set forth with respect to approval are true in all material respects, all on December 16, 1999.


                                          REPUBLIC NEW YORK CORPORATION

                                          By:   /s/ Stephen J. Saali
                                                       President

Attest:

     /s/  William F. Rosenblum, Jr.
                 Secretary


                                  -12-
187




COMFORMED COPY                                                  12.30.99


                              ARTICLES OF MERGER

                                   merging

                            RNYC Merger Corporation
                   (a Corporation of the State of Maryland)
                                    INTO

                         Republic New York Corporation
                   (a Corporation of the State of Maryland)

     Republic New York Corporation, a corporation duly organized and existing under the laws of the State of Maryland (the "Successor Corporation"), and RNYC Merger Corporation, a corporation duly organized and existing under the laws of the State of Maryland (the "Merged Corporation"), do hereby certify to the State Department of Assessments and Taxation of Maryland (the "Department") as follows:

     FIRST: The parties to these Articles of Merger agree that, pursuant to the terms and conditions set forth in the Transaction Agreement and Plan of Merger, dated as of May 10, 1999, among HSBC Holdings plc, the Successor Corporation and Safra Republic Holdings S.A., as amended by that certain Joinder Agreement, dated as of May 20, 1999, among HSBC Holdings plc, the Merged Corporation, the Successor Corporation and Safra Republic Holdings S.A., and as further amended by Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of November 8, 1999, among HSBC Holdings plc, the Merged Corporation, the Successor Corporation and Safra Republic Holdings S.A., the Merged Corporation shall be merged with and into the Successor Corporation (the "Merger").

     SECOND: The Merger shall become effective at 12:00 noon New York City time on December 31, 1999 (the "Effective Time").

     THIRD: The Successor Corporation, a corporation organized and existing under the laws of the State of Maryland, shall survive the Merger as successor corporation and shall continue its corporate existence pursuant to the provisions of the Maryland General Corporation Law and under its charter and bylaws under the name "Republic New York Corporation".

     FOURTH: No amendments to the charter of the Successor Corporation are to be effected as part of the Merger.

    FIFTH: From and after the Effective Time, until successors are duly elected or appointed and qualified in accordance with applicable law, (a) the directors of the Merged Corporation immediately prior to the Effective Time shall be the directors of the Successor Corporation and (b) the officers of the Merged Corporation immediately prior to the Effective Time shall be the officers of the Successor Corporation, such directors and officers to hold office in accordance with the Successor Corporation's bylaws and applicable law.

     SIXTH: The total number of shares of all classes of capital stock which the Successor Corporation has authority to issue is 169,999,000 shares consisting of 150,000,000 shares of

                                  -1-
188




COMFORMED COPY                                                  12.30.99


Common Stock, par value $5.00 per share ("Republic Common Stock") and 19,999,000 shares of Preferred Stock, no par value ("Republic Preferred Stock"), consisting of (i) 12,497,650 shares of Preferred Stock which are not classified as to series, (ii) 625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series A (the "Republic Series A DART Preferred Stock"), (iii) 625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series B (the "Republic Series B DART Preferred Stock"), (iv) 1,500,000 shares of Adjustable Rate Cumulative Preferred Stock, Series D (the "Republic Series D Preferred Stock"), (v) 3,000,000 shares of $1.8125 Cumulative Preferred Stock (the "Republic $1.8125 Preferred Stock"), (vi) 3,000,000 shares of $2.8575 Cumulative Preferred Stock (the "Republic $2.8575 Preferred Stock") and (vii) 100 shares of Series X Preferred Stock ("Republic Series X Preferred Stock"). The aggregate par value of all classes of stock of the Successor Corporation having par value is $750,000,000.

     SEVENTH: The total number of shares of stock of all classes which the Merged Corporation has authority to issue is 1,000 shares, all of which are shares of common stock, par value $0.01 per share, with an aggregate par value of $10.00.

     EIGHTH: The manner and basis of converting or exchanging issued stock of the Merged Corporation and the Successor Corporation into different stock or other consideration and the treatment of any issued stock of the Merged Corporation and the Successor Corporation not to be converted or exchanged shall be as follows:

     As of the Effective Time, by virtue of the Merger and without any action on the part of any holder of any stock of either of the merging entities:

     (A)  Republic Common Stock

          Each share of Republic Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Republic Common Stock held (i) in the Successor Corporation s treasury or (ii) directly or indirectly by HSBC Holdings plc or the Successor Corporation or any of their respective wholly owned subsidiaries (except for shares held, directly or indirectly in trust accounts, managed accounts and the

                                  -2-
189



          like or otherwise held in a fiduciary or custodial capacity that are beneficially owned by third parties and other than any shares of Republic Common Stock held by HSBC Holdings plc or the Successor Corporation or any of their respective subsidiaries in respect of a debt previously contracted)) shall become and be converted into the right to receive $72.00 in cash, without interest thereon; provided, that in no event shall any check be required to be mailed before January 7, 2000.

          Shares of Republic Common Stock held (i) in the Successor Corporation's treasury or (ii) directly or indirectly by HSBC Holdings plc or the Successor Corporation or any of their respective wholly owned subsidiaries (except for shares held, directly or indirectly in trust accounts, managed accounts and the like or otherwise held in a fiduciary or custodial capacity that are beneficially owned by third parties and other than any shares of Republic Common Stock held by HSBC Holdings plc or the Successor Corporation or any of their respective subsidiaries in respect of a debt previously contracted) shall be canceled and shall cease to exist without any consideration therefor.

     (B)  Republic Preferred Stock

          Each share of Republic Series A DART Preferred Stock, Republic Series B DART Preferred Stock, Republic Series D Preferred Stock, Republic $1.8125 Preferred Stock and Republic $2.8575 Preferred Stock issued and outstanding immediately prior to the Effective Time (other than shares of Republic Preferred Stock held in the Successor Corporation s treasury) shall remain unchanged as an issued and outstanding share of Preferred Stock of the same respective series of the Successor Corporation following the Effective Time.

          Shares of Republic Preferred Stock held in the Successor Corporation s treasury shall be canceled and shall cease to exist without any consideration therefor.

          No shares of Republic Series X Preferred Stock are outstanding.

     (C)  Merged Corporation Stock

          Each share of common stock of the Merged Corporation issued and outstanding prior to the Effective Time shall become a share of common stock of the Successor Corporation.

     NINTH: The principal office of the Successor Corporation in Maryland is located in Baltimore City.

     TENTH: The principal office of the Merged Corporation in Maryland is located in Baltimore City.

     ELEVENTH: The Merged Corporation owns no interest in land in the State of Maryland.

     TWELFTH: The terms and conditions of the transaction set forth in these articles were advised, authorized, and approved by the Successor Corporation in the manner and by the vote required by the laws of the State of Maryland and the charter and bylaws of the Successor Corporation as follows:

     (a) At meetings held on May 9, 1999 and November 5, 1999, the Board of Directors of the Successor Corporation adopted resolutions approving the Merger and declaring the Merger advisable.

                                  -3-
190



COMFORMED COPY                                                  12.30.99


     (b) At a meeting of the stockholders of the Successor Corporation convened on September 9, 1999 and adjourned to October 12, 1999, to October 29, 1999 and then to November 30, 1999, the Merger was approved by the affirmative vote of the stockholders entitled to vote thereon.

     THIRTEENTH: The terms and conditions of the transaction set forth in these articles were advised, authorized, and approved by the Merged Corporation in the manner and by the vote required by the laws of the State of Maryland and the charter and bylaws of the Merged Corporation as follows:

     (a) On May 20, 1999 and November 6, 1999, the Board of Directors of the Merged Corporation adopted resolutions approving the Merger and declaring the Merger advisable.

     (b) On November 8, 1999, the sole stockholder of the Merged Corporation, by written consent, adopted a resolution approving the Merger.

     FOURTEENTH: Each undersigned officer acknowledges these Articles of Merger to be the corporate act of the respective corporate party on whose behalf he has signed, and further, as to all matters and facts required to be verified under oath, each undersigned officer acknowledges that to the best of his knowledge, information and belief, these matters and facts relating to the corporation on whose behalf he has signed are true in all material respects and that this statement is made under the penalties of perjury.


     FIFTEENTH: These Articles of Merger may be executed in multiple counterparts, with multiple signature pages each bearing one or more signatures, but all such counterparts and multiple signature pages shall constitute one and the same instrument.

                            *     *     *

                                 -4-
191



COMFORMED COPY                                                  12.30.99


     IN WITNESS WHEREOF, Republic New York Corporation and RNYC Merger Corporation, the corporations parties to the Merger, have caused these articles of Merger to be signed in their respective corporate names and on their behalf by their respective presidents and witnessed or attested by their respective secretaries all as of the 30th day of December, 1999.


                                          REPUBLIC NEW YORK CORPORATION

                                          By:  /s/ Stephen J. Saali
                                          Stephen J. Saali, President
Attest:  (Witness)

/s/  William F. Rosenblum, Jr.
William F. Rosenblum, Jr., Secretary

                                          RNYC MERGER CORPORATION

                                          By:  /s/ Gerald A. Ronning
                                          Gerald A. Ronning, President

Attest:  (Witness)
/s/  Philip S. Toohey

Philip S. Toohey, Secretary


                                 -5-
192


CONFORMED COPY                                                    12.30.99


                              ARTICLES OF MERGER

                                   BETWEEN

                                HSBC USA INC.

                                     AND

                        REPUBLIC NEW YORK CORPORATION


                    Republic New York Corporation, a corporation duly organized and existing under the laws of the State of Maryland (the "Successor Corporation"), and HSBC USA Inc., a corporation duly organized and existing under the laws of the State of Delaware (the "Merged Corporation"), do hereby certify to the State Department of Assessments and Taxation of the State of Maryland (the "Department") as follows:

     FIRST: The parties to these Articles of Merger agree that, pursuant to the terms and conditions set forth in the Plan and Agreement of Merger, dated as of December 29, 1999, between the Merged Corporation and the Successor Corporation, the Merged Corporation shall be merged with and into the Successor Corporation (the "Merger"). When the Merger becomes effective, the separate existence of the Merged Corporation shall cease and the Successor Corporation shall continue its corporate existence pursuant to the provisions of the Maryland General Corporation Law and under its charter and bylaws.

     SECOND:    The Merged Corporation is a corporation incorporated in the
State of Delaware, which was incorporated under the General Corporation Law of Delaware on September 23, 1929 under the name Marine Midland Corporation and the separate corporate existence of which will cease upon the effective date of the Merger in accordance with the provisions of the general laws of the State of Delaware.

     The Merged Corporation has no principal office in the State of Maryland.

     The Merged Corporation owns no interest in land in the State of Maryland.

     The Merged Corporation is not registered or qualified to do business in the State of Maryland.

     THIRD:   The principal office of the Successor Corporation in Maryland is located in Baltimore City.

     FOURTH:   The merger shall become effective at the later of (a) 12:15
p.m. New York City time on December 31, 1999 and (b) immediately following the effective time of the merger of RNYC Merger Corporation, a Maryland corporation ("RNYC") with and into the Successor Corporation as set forth in Articles of Merger between RNYC and the Successor Corporation filed with the Department on or about December 30, 1999 (the later of (a) and (b), the "Effective

                                  -1-
193



CONFORMED COPY                                                    12.30.99


Time"), which Effective Time shall in no event be later than thirty days after the date these Articles of Merger are accepted for record by the Department.

     FIFTH:   The total number of shares of all classes of stock which each corporation party to these Articles of Merger has the authority to issue, and the number of shares of each class are as follows:

     (A)   The Merged Corporation

           The total number of shares of stock of all classes which the Merged Corporation has authority to issue is 10,050,258 shares consisting of 49,158 shares of cumulative preferred stock without par value; 10,000,000 shares of preferred stock of the par value of $1.00 each, of which 100 shares have been designated as Series X Preferred Stock ("HSBC USA Series X Preferred Stock"); and 1,100 shares of common stock of the par value of $5.00 each ("HSBC USA Common Stock"). The aggregate par value of all classes of stock of the Merged Corporation having par value is $10,005,500.

      (B)   The Successor Corporation

            The total number of shares of all classes of stock which the Successor Corporation has authority to issue is 169,999,000 shares consisting of 150,000,000 shares of Common Stock, par value $5.00 per share ("Republic Common Stock") and 19,999,000 shares of Preferred Stock, no par value ("Republic Preferred Stock"), consisting of (i) 12,497,650 shares of Preferred Stock which are not classified as to series, (ii) 625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series A (the "Republic Series A DART Preferred Stock"), (iii) 625 shares of Dutch Auction Rate Transferable Securities Preferred Stock, Series B (the "Republic Series B DART Preferred Stock"), (iv) 1,500,000 shares of Adjustable Rate Cumulative Preferred Stock, Series D (the "Republic Series D Preferred Stock"), (v) 3,000,000 shares of $1.8125 Cumulative Preferred Stock (the "Republic $1.8125 Preferred Stock"),
(vi) 3,000,000 shares of $2.8575 Cumulative Preferred Stock (the "Republic $2.8575 Preferred Stock") and (vii) 100 shares of Series X Preferred Stock ("Republic Series X Preferred Stock"). The aggregate par value of all classes of stock of the Successor Corporation having par value is $750,000,000.

     SIXTH:   The Merger does not change the authorized stock of the Successor
Corporation.

     SEVENTH:   The manner and basis of converting or exchanging issued stock of the Merged Corporation and the Successor Corporation into different stock or other consideration and the treatment of any issued stock of the Merged Corporation and the Successor Corporation not to be converted or exchanged shall be as follows:

      As of the Effective Time, by virtue of the Merger and without any action on the part of any holder of any stock of either of the merging entities:

                                  -2-
194



CONFORMED COPY                                                    12.30.99


     (A)   Republic Common Stock

           Each share of Republic Common Stock issued and outstanding immediately prior to the Effective Time shall remain unchanged as an issued and outstanding share of Common Stock of the Successor Corporation following the Effective Time.

     (B)   Republic Preferred Stock

           Each share of Republic Series A DART Preferred Stock, Republic Series B DART Preferred Stock, Republic Series D Preferred Stock, Republic $1.8125 Preferred Stock and Republic $2.8575 Preferred Stock issued and outstanding immediately prior to the Effective Time shall remain unchanged as an issued and outstanding share of Preferred Stock of the same respective series of the Successor Corporation following the Effective Time.

     (C)   HSBC USA Common Stock

           All of the shares of HSBC USA Common Stock issued and outstanding immediately prior to the Effective Time, all of which are owned of record by a sole stockholder, shall be converted into an aggregate of one share of Common Stock of the Successor Corporation (the "Common Consideration") as of the Effective Time. After the Effective Time, there shall be no transfers on the stock transfer books of HSBC USA or the Successor Corporation of shares of HSBC USA Common Stock. At any time following the Effective Time, the holder of the HSBC USA Common Stock may deliver such stockholder's certificates representing shares of HSBC USA Common Stock to the Successor Corporation in exchange for a certificate representing the Common Consideration.

     (D)   HSBC USA Preferred Stock

           Each share of HSBC USA Series X Preferred Stock issued and outstanding immediately prior to the Effective Time shall be converted into one share of Republic Series X Preferred Stock as of the Effective Time. Until surrendered for cancellation or exchange, each certificate evidencing shares of HSBC USA Series X Preferred Stock outstanding following the Effective Time will represent an equal number of shares of Series X Preferred Stock of the Successor Corporation.

     EIGHTH:   The terms and conditions of the Merger were duly advised,
authorized and approved by the Successor Corporation in the manner and by the vote required by the laws of the State of Maryland and the charter and bylaws of the Successor Corporation, as follows:

          (a) On November 30, 1999, the Board of Directors of the Successor Corporation adopted a resolution approving the Merger and declaring the Merger advisable.

          (b) Pursuant to Section 3-105(a)(5)(i) of the Maryland General Corporation Law and the charter of the Successor Corporation, no vote or consent of the stockholders of the Corporation is required in connection with the Merger.

                                  -3-
195



CONFORMED COPY                                                    12.30.99


     NINTH:   The terms and conditions of the Merger were duly advised,
authorized and approved, in respect of the Merged Corporation, in the manner and by the vote required by the Certificate of Incorporation of said corporation and by the laws of the State of Delaware, as follows:

          (a) On July 22, 1999, the Board of Directors of the Merged Corporation adopted resolutions approving the terms and conditions of the Merger, declaring the Merger advisable and directing that the proposed Merger be submitted for consideration by the sole holder of HSBC USA Common Stock.

          (b) The sole holder of the HSBC USA Common Stock, by written consent, adopted a resolution approving the Merger, in all respects in the manner prescribed under the certificate of incorporation and bylaws of the Merged Corporation and the General Corporation Law of Delaware.

     TENTH: Each undersigned officer acknowledges these Articles of Merger to be the corporate act of the respective corporate party on whose behalf he has signed, and further, as to all matters and facts required to be verified under oath, each undersigned officer acknowledges that to the best of his knowledge, information and belief, these matters and facts relating to the corporation on whose behalf he has signed are true in all material respects and that this statement is made under the penalties of perjury.

     ELEVENTH: These Articles of Merger may be executed in multiple counterparts, with multiple signature pages each bearing one or more signatures, but all such counterparts and multiple signature pages shall constitute one and the same instrument.


                            *     *     *


                                 -4-

196




CONFORMED COPY                                                    12.30.99


     IN WITNESS WHEREOF, Republic New York Corporation and HSBC USA Inc., the parties to the Merger, have caused these Articles of Merger to be signed in their respective corporate names and on their behalf by their respective presidents or vice-presidents and witnessed by their respective secretaries all as of the 30th day of December, 1999.


                                          REPUBLIC NEW YORK CORPORATION

                                          By:   /s/  Stephen J. Saali

                                          Stephen J. Saali, President
Witness:

/s/  William F. Rosenblum, Jr.

William F. Rosenblum, Jr., Secretary

                                          HSBC USA INC.

                                          By:   /s/  L. Malcolm Burnett

                                          I. Malcolm Burnett, President
Witness:

/s/ Philip S. Toohey

Philip S. Toohey, Secretary


                                  -5-
197



CONFORMED COPY                                                     12.30.99


                             CERTIFICATE OF MERGER

                                      OF

                                 HSBC USA INC.
                            (A Delaware Corporation)

                                     INTO

                          REPUBLIC NEW YORK CORPORATION
                             (A Maryland Corporation)

     Pursuant to Section 252 of the General Corporation Law of the State of Delaware

It is hereby certified that:

     1. The constituent business corporations participating in the Merger herein certified are:

     (i) HSBC USA INC. ("Old HSBC USA"), which is incorporated and existing under the laws of the state of Delaware; and

     (ii) REPUBLIC NEW YORK CORPORATION ("Republic"), which is incorporated and existing under the laws of the State of Maryland.

     2. A Plan and Agreement of Merger, including the Articles of Merger attached thereto (the "Plan of Merger") has been approved, adopted, certified, executed and acknowledged by each of the aforesaid constituent corporations in accordance with the provisions of subsection (c) of Section 252 of the General Corporation Law of the State of Delaware, to wit, by Old HSBC USA in the same manner as is provided in Section 251 of the General Corporation Law of the State of Delaware and by Republic in accordance with the laws of the State of Maryland.

     3. Republic, as the surviving corporation in the Merger herein certified (the "Surviving Corporation"), will continue its existence upon the effective date of said Merger pursuant to the provisions of the laws of the State of Maryland.

     4. The charter of the Surviving Corporation, as amended and supplemented, and as now in force and effect, shall continue to be the charter of the said Surviving Corporation.

                                  -1-
198




CONFORMED COPY                                                     12.30.99


     5. The executed Plan of Merger between the aforesaid constituent corporations is on file at the principal place of business of the Surviving Corporation, the address of which is as follows:

         452 Fifth Avenue
         New York, NY 10018

     6. A copy of the aforesaid Plan of Merger will be furnished by the Surviving Corporation, on request, and without cost, to any stockholder of each of the aforesaid constituent corporations.

     7. The Surviving Corporation does hereby agree that it may be served with process in the State of Delaware in any proceeding for enforcement of any obligation of Old HSBC USA, as well as for enforcement of any obligation of the Surviving Corporation arising from the Merger herein certified, including any suit or other proceeding to enforce the right, if any, of any stockholder of Old HSBC USA as determined in appraisal proceedings pursuant to the provisions of Section 262 of the General Corporation Law of the State of Delaware; does hereby irrevocably appoint the Secretary of State of the State of Delaware as its agent to accept service of process in any such suit or other proceedings; and does hereby specify the following as the address to which a copy of such process shall be mailed by the Secretary of the State of
Delaware:

         1 HSBC Center
         Buffalo, NY 14203

     8. The merger herein certified shall become effective at 12:15 p.m. New York City time on December 31, 1999.

     IN WITNESS WHEREOF, the undersigned has duly caused this Certificate of Merger to be executed by its duly authorized officer as of this 30th day of December, 1999.

                                          REPUBLIC NEW YORK CORPORATION

                                          By:   /s/ Gerald A. Ronning

                                              Gerald A. Ronning, President


                                  -2-
199




CONFORMED COPY                                                       1.3.00


                           ARTICLES OF AMENDMENT

                                    OF

                       REPUBLIC NEW YORK CORPORATION


     Republic New York Corporation, a Maryland corporation (the

"Corporation"), certifies to the State Department of Assessments and Taxation

of the State of Maryland as follows:

     FIRST:    The Charter of the Corporation is hereby amended by deleting

Article SECOND in its entirety and inserting in its place the following:

                "SECOND: The name of the Corporation (the
                "Corporation") is HSBC USA Inc."

     SECOND:   The amendment effected by these Articles was approved and

advised by the Board of Directors by unanimous written action on December 31,

1999, in accordance with the Maryland General Corporation Law (the "MGCL") and the Charter of the Corporation.  Pursuant to Section 2-605 of the MGCL, the

amendment effected by these Articles does not require action by the stockholders of the Corporation.

     IN WITNESS WHEREOF, the Corporation has caused these Articles to be signed in its name and on its behalf this 3rd day of January, 2000 by its

President who acknowledges that these Articles are the act of the Corporation and that, to the best of his knowledge, information and belief and under penalties for perjury, all matters and facts contained in these Articles are true in all material respects.


ATTEST:                                   REPUBLIC NEW YORK CORPORATION


/s/  Philip S. Toohey                    By:  /s/ Youssef A. Nasr      (SEAL)

Philip S. Toohey                              Youssef A. Nasr
Secretary                                     President


200




                              HSBC USA INC.






                                 BY-LAWS

          (As Amended and Restated effective January 18, 2000)






                                   -1-

201





                                 BY-LAWS
                                   OF
                              HSBC USA INC.


                                ARTICLE I
                                 OFFICES

Section 1.1 The principal office of HSBC USA Inc. (the "Corporation") in the State of Maryland shall be in the City of Baltimore, State of Maryland.

Section 1.2 The Corporation may also have offices at such other place or places, both within and without the State of Maryland, as the Board of Directors, or the President of the Corporation acting under delegated authority, may from time to time determine.


                                         ARTICLE II
                                        STOCKHOLDERS

Section 2.1 Place of Stockholders' Meetings. Meetings of the Corporation's stockholders shall be held at such place in the United States as is set from time to time by the Corporation's Board of Directors.

Section 2.2 Annual Meetings of Stockholders. An annual meeting of the Corporation's stockholders shall be held in April each year. At each annual meeting, the Corporation's stockholders shall elect a Board of Directors and transact such other business as may properly be brought before the meeting in accordance with these By-Laws. Except as the Charter or statute provides otherwise, any business may be considered at an annual meeting without the purpose of the meeting having been specified in the notice. Failure to hold an annual meeting does not invalidate the Corporation's corporate existence or affect any otherwise valid corporate acts of the Corporation.

Section 2.3 Special Meetings of Stockholders. At any time in the interval between annual meetings, a special meeting of the Corporation's stockholders may be called by the Chairman of the Board or the President or by a majority of the Corporation's Board of Directors by vote at a meeting or in writing (addressed to the Corporate Secretary of the Corporation) with or without a meeting. Special meetings of the Corporation's stockholders shall be called by the Corporate Secretary on the written request of stockholders of the Corporation entitled to cast at least 25 percent of all the votes entitled to be cast at the meeting. A stockholders request for a special meeting shall state the purpose of the meeting and the matters proposed to be acted on at it. The Corporate Secretary shall inform the stockholders who make the request of the reasonably estimated costs of preparing and mailing a notice of meeting and, on payment of these costs to the Corporation, notify each stockholder entitled to notice of the meeting. Unless requested by stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of stockholders of the Corporation held in the preceding 12 months. Business transacted at any special meeting of stockholders shall be limited to the purpose stated in the notice thereof.


                                     -2-
202



Section 2.4 Notice of Stockholders' Meetings; Waiver of Notice. Not less than 10 days nor more than 90 days before the date of every stockholders meeting, the Corporate Secretary shall give to each stockholder entitled to vote at such meeting written notice stating the time and place of the meeting and, in the case of a special meeting or if notice of the purpose is required by statute, the purpose or purposes for which the meeting is called, either by mail or by presenting it to him personally or by leaving it at his residence or usual place of business. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the stockholder at his address as it appears on the records of the Corporation, with postage thereon prepaid. Notwithstanding the foregoing provisions, a waiver of notice in writing, signed by the person or persons entitled to such notice and filed with the records of the meeting, whether before or after the holding thereof, or actual attendance at the meeting in person or by proxy, shall be deemed equivalent to the giving of such notice to such persons.

Section 2.5 Quorum at Stockholders' Meetings; Voting; Adjournments. Unless any statute or the Charter provides otherwise, at each meeting of the Corporation's stockholders, the presence in person or by proxy of stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting constitutes a quorum, and a majority of all the votes cast at a meeting at which a quorum is present is sufficient to approve any matter which properly comes before the meeting, except that a plurality of all votes cast at a meeting at which a quorum is present is sufficient to elect a director. Whether or not a quorum is present, a meeting of stockholders convened on the date for which it was called may be adjourned from time to time without further notice by a majority vote of the stockholders present in person or by proxy to a date not more than 120 days after the original record date. Any business which might have been transacted at the meeting as originally notified may be deferred and transacted at any such adjourned meeting at which a quorum is present.

Section 2.6 General Right to Vote; Proxies. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders; however, a share is not entitled to be voted if any installment payable on it is overdue and unpaid. In all elections of directors, each share of stock may be voted for as many persons as there are directors to be elected and for whose election the share is entitled to be voted. A stockholder may vote the stock the stockholder owns of record either in person or by proxy. A stockholder may sign a writing authorizing another person to act as proxy. Signing may be accomplished by the stockholder or the stockholder's authorized agent signing the writing or causing the stockholder's signature to be affixed to the writing by any reasonable means, including facsimile signature. A stockholder may authorize another person to act as proxy by transmitting, or authorizing the transmission of, a telegram, cablegram, datagram, or other means of electronic transmission to the person authorized to act as proxy or to a proxy solicitation firm, proxy support service organization, or other person authorized by the person who will act as proxy to receive the transmission. Unless a proxy provides for a longer period, it is not valid more than eleven months after its date. A proxy is revocable by a stockholder at any time without condition or qualification unless the proxy states that it is irrevocable and the proxy is coupled with an interest. The interest with which a proxy may be coupled includes an interest in the stock to be voted under the proxy or another general interest in the Corporation or its assets or liabilities.

                                         -3-
203



Section 2.7 List of Stockholders. At each meeting of stockholders, a full, true and complete list of all stockholders entitled to vote at such meeting, showing the number and class of shares held by each and certified by the transfer agent for such class or by the Corporate Secretary, shall be furnished by the Corporate Secretary.

Section 2.8 Conduct of Voting. At all meetings of stockholders, unless the voting is conducted by inspectors, the proxies and ballots shall be received, and all questions touching the qualification of voters and the validity of proxies, the acceptance or rejection of votes and procedures for the conduct of business not otherwise specified by these By-Laws, the Charter or law, shall be decided or determined by the chairman of the meeting. If demanded by stockholders, present in person or by proxy, entitled to cast 10% in number of votes entitled to be cast, or if ordered by the chairman of the meeting, the vote upon any election or question shall be taken by ballot. Before any meeting of the stockholders, the Board of Directors may appoint persons to act as inspectors of election at the meeting and any adjournment thereof. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of stockholders, present in person or by proxy, entitled to cast 10% in number of votes entitled to be cast, shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one or more. If inspectors are appointed at a meeting on the request of stockholders, the holders of a majority of shares present in person or by proxy shall determine whether one or more inspectors are to be appointed. No candidate for election as a director at a meeting shall serve as an inspector thereat. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of a stockholder shall, appoint a person to fill that vacancy. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receive votes, ballots or consents; hear and determine all challenges and questions in any way arising in connection with the right to vote; count and tabulate all votes or consents; determine when polls shall close; determine the result; and do any other acts that may be proper to conduct the election or vote with fairness to all stockholders. Unless so demanded or ordered, no vote need be by ballot and voting need not be conducted by inspectors.

Section 2.9.    Advance Notice Provisions for Election of Directors.
Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.9 and on the record date for the determination of stockholders entitled to vote at such meeting and
(ii) who complies with the notice procedures set forth in this Section 2.9.

To be timely, a stockholder's notice must be delivered to or mailed and received by the Corporate Secretary at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than 120 days nor more than 150 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to such annual meeting and not later than the close of business on the later of the 120th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made; and (b) in the case of a special meeting of stockholders called for the purpose


                                      -4-
204



of electing directors, not later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

To be in proper written form, a stockholder's notice to the Corporate Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and address of such stockholder as they appear on the Corporation s books and of the beneficial owner, if any, on whose behalf the nomination is made, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder and such beneficial owner, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.
Such notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.

No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section
2.9. If the chairman of the meeting determines that nomination was not made in accordance with the foregoing procedures, the chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded. No adjournment or postponement of a meeting of stockholders shall commence a new period for the giving of notice of a stockholder proposal hereunder.

Section 2.10. Advance Notice Provisions for Business to be Transacted at Annual Meeting. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.10 and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 2.10.

To be timely, a stockholder's notice must be delivered to or mailed and received by the Corporate Secretary at the principal executive offices of the Corporation not less than 120 days nor more than 150 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to such annual meeting and not later than the close of business on the later of the 120th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.

                                      -5-
205



To be in proper written form, a stockholder's notice to the Corporate Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address of such stockholder as they appear on the Corporation s books and of the beneficial owner, if any, on whose behalf the proposal is made, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder and such beneficial owner, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business, and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in Section 2.09 or in this Section 2.10, provided, however, that once business has been properly brought before the annual meeting in accordance with such procedures, nothing in Section 2.09 nor in this Section
2.10 shall be deemed to preclude discussion by any stockholder of any such business. If the chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted. No adjournment or postponement of a meeting of stockholders shall commence a new period for the giving of notice of a stockholder proposal hereunder.


                                   ARTICLE III
                                    DIRECTORS

Section 3.1 The number of directors of the Corporation which shall constitute the whole of the Corporation's Board of Directors (the "Board") shall not be less than three nor more than thirty. Within the limits above specified, the number of directors constituting the Board shall be determined by resolution of the Board or by the Corporation's stockholders at the Annual Meeting, but the tenure of office of a director shall not be affected by any decrease in the number of directors so made by the Board. The directors shall be elected at the Annual Meeting of stockholders, except as provided in
Section 3.2 of this Article, and each director elected shall hold office until the succeeding Annual Meeting of stockholders or until his successor is elected and qualified. Directors need not be stockholders.

Section 3.2 Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next Annual Meeting and until their successors are duly elected and shall qualify, unless sooner displaced.

                                      -6-
206




Section 3.3 The business of the Corporation shall be managed by its Board, which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders. The directors shall choose from among their number a Chairman of the Board and a Vice Chairman of the Board.

Section 3.4 At any meeting of stockholders, duly called and at which a quorum is present, the stockholders may, by the affirmative vote of the holders of a majority of the votes entitled to be cast on the election or removal of such director, remove any director or directors from office and may elect a successor or successors to fill any resulting vacancies for the unexpired terms of removed directors. In case such a removal occurs but the stockholders entitled to vote thereon fail to fill any resulting vacancies, such vacancies may be filled by the Board of Directors pursuant to Section 3.2.

                        MEETINGS OF THE BOARD OF DIRECTORS

Section 3.5 The Board may hold meetings, both regular and special, either within or without the State of Maryland.

Section 3.6 After each meeting of stockholders at which a Board of Directors shall have been elected, the Board of Directors so elected shall meet, as soon as practicable, for the purpose of organization and the transaction of other business; and, in the event that no other time is designated by the stockholders, the Board of Directors shall meet one hour after the time for such stockholders' meeting or immediately following the close of such meeting, whichever is later, on the day of such meeting. No notice of such meeting shall be necessary if held as hereinabove provided.

Section 3.7 Regular meetings of the Board shall be held at such time and place as designated by the Board. No notice of a Regular Meeting shall be required if the meeting is held according to a Schedule of Regular Meetings approved by the Board.

Section 3.8 Special Meetings of the Board may be called by the Chairman or the President upon notice to each director, either personally, by mail, by telex or by telegram. Special Meetings shall be called by the President or Secretary in like manner and on like notice upon the written request of two or more directors. Notice of the place, day and hour of every Special Meeting shall be given to each director at least twenty-four (24) hours before the time of the meeting, by delivering the same to him personally, by telephone, by telex, by telegraph, or by delivering the same at his residence or usual place of business, or, in the alternative, by mailing such notice at least seventy-two (72) hours before the time of the meeting, postage paid, and addressed to him at his last known post office address, according to the records of the Corporation. Unless required by the By-Laws or by resolution of the Board of Directors, no notice of any meeting of the Board of Directors need state the business to be transacted thereat. No notice of any meeting of the Board of Directors need be given to any director who attends, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, Annual or Special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.


                                      -7-
207




Section 3.9 One third of the entire Board shall constitute a quorum at any meeting except as may be otherwise specifically provided by statute or by the Articles of Incorporation. If a quorum shall not be present at any meeting of the Board, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present. Members of the Board or any committee designated thereby may participate in a meeting of the Board or any such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time and participation by such means shall constitute presence in person at such meeting.

Section 3.10 Unless otherwise restricted by the Articles of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto, in writing or writings and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

Section 3.11 On any question on which the Board of Directors shall vote, the names of those voting and their votes shall be entered in the minutes of the meeting when any member of the Board so requests.

                               COMMITTEES OF DIRECTORS

Section 3.12 Executive Committee. The Board of Directors may appoint from among its members an Executive Committee of not less than five directors and one of which shall be appointed Chairman of the Executive Committee. When the Board of Directors is not in session, the Executive Committee shall have and may exercise, in the absence of or subject to any restrictions which the Board of Directors may from time to time impose, all of the powers of the Board of Directors in the management of the business and affairs of the Corporation, except the power to authorize dividends on stock, elect directors, issue stock other than as provided in the next sentence, recommend to the stockholders any action which requires stockholder approval, amend these By-Laws, or approve any merger or share exchange which does not require stockholder approval. If the Board of Directors has given general authorization for the issuance of stock providing for or establishing a method or procedure for determining the number of shares to be issued, a committee of the Board, in accordance with that general authorization or any stock option or other plan or program adopted by the Board of Directors, may authorize or fix the terms of stock subject to classification or reclassification and the terms on which any stock may be issued, including all terms and conditions required or permitted to be established or authorized by the Board of Directors.

Section 3.13 Audit & Examining Committee. The Board shall designate an Audit & Examining Committee, which shall hold office until the next annual meeting of the Board following the annual meeting of stockholders, consisting of not less than three of its members, other than officers of the Corporation, and whose duty it shall be to make an examination at least once during each calendar year and within 15 months of the last such examination into the affairs of the Corporation including the administration of fiduciary powers, or cause suitable examinations to be made by auditors responsible only to the Board and to report the result of such examination in writing to the Board.
Such report shall state whether the Corporation is in a sound condition, whether adequate internal controls and procedures are being maintained and


                                      -8-
208




shall recommend to the Board such changes in the manner of conducting the affairs of the Corporation as shall be deemed advisable.

Section 3.14 Other Committees. The Board of Directors may appoint any other committees, each of which shall be composed of one or more directors, as determined by the Board from time to time. Such other committees shall have such powers, subject to the same limitations as are applicable to the Executive Committee under Section 3.12, as shall be designated by the Board from time to time.

Section 3.15 Committee Procedure. Each committee shall keep minutes of its proceedings when exercising powers of the Board of Directors and may fix rules of procedure for its business. A majority of the members of a committee shall constitute a quorum for the transaction of business and the act of a majority of those present at a meeting at which a quorum is present shall be the act of the committee. The members of a committee present at any meeting, whether or not they constitute a quorum, may appoint an eligible director to act in the place of an absent member. Any action required or permitted to be taken at a meeting of a committee may be taken without a meeting, if an unanimous written consent which sets forth the action is signed by each member of the committee and filed with the minutes of the committee. The members of a committee may conduct any meeting thereof by conference telephone in accordance with the provisions of Section 3.9.

                           COMPENSATION OF DIRECTORS

Section 3.16 The Board shall fix the amounts to be paid directors for their services as directors and for their attendance at the meetings of the Board or of committees or otherwise. No director who receives a salary from the Corporation shall receive any fee for attending meetings of the Board or of any of its committees.

                            RESIGNATION OF DIRECTORS

Section 3.17 Any director may resign at any time either by oral tender of such resignation at any meeting of the Board or to the Chairman or President or by giving written notice thereof to the Corporation. Any resignation shall be effective immediately, unless a date certain is specified for it to take effect.

                                  ARTICLE IV
                                   OFFICERS

Section 4.1 Executive and Other Officers. The Corporation shall have a President, a Corporate Secretary and a Treasurer who shall be the Chief Financial Officer, and who need not be directors. The Corporation shall also have a Chairman of the Board and a Chairman of the Executive Committee, and may have one or more Vice Chairmen, all of whom shall be directors. The Board shall designate who shall serve as chief executive officer, who shall have general supervision of the business and affairs of the Corporation. In the absence of any designation, the Chairman of the Board, if there be one, shall serve as chief executive officer. In the absence of the Chairman of the Board, or if there be none, the Chairman of the Executive Committee shall serve as the chief executive officer. The Corporation may also have one or more Vice-Presidents, assistant and subordinate officers, other officers not designated by these By-Laws, and agents as it shall deem necessary, none of whom need be a director. A person may hold more than one office in the


                                      -9-
209



Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation.

Section 4.2 Chairman of the Board. The Chairman of the Board shall be a director and shall preside at all meetings of the Board and of the Stockholders at which he shall be present. Unless otherwise specified by the Board, he shall serve as the chief executive officer of the Corporation. In general, he shall perform such duties as are customarily performed by the chief executive officer of a corporation, and may also perform any duties of the President, and shall perform such other duties and may have such other powers as are, from time to time, assigned to him by the Board.

Section 4.3 Chairman of the Executive Committee. The Chairman of the Executive Committee shall be a director and shall chair meetings of the Executive Committee, supervise and carry out policies adopted or approved by the Board and exercise such further powers and duties as are, from time to time, conferred upon or assigned to him by the Board. Additionally, in the absence of the Chairman of the Board, the Chairman of the Executive Committee
(a) shall serve as the Chief Executive Officer of the Corporation and (b) shall preside at all meetings of the Board and the Stockholders at which he shall be present.

Section 4.4 Vice Chairman. Each Vice Chairman, if one or more be elected, shall be a director and shall perform such duties and may have such other powers as are, from time to time, assigned to him by the Board.

Section 4.5 President. The President shall be a director. The President may execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, contracts or other instruments, except in cases in which the execution thereof shall have been expressly delegated to some other officer or agent of the Corporation. In general, he shall perform such duties usually performed by a president of a corporation and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board.

Section 4.6 Vice-Presidents. The Vice-President or Vice-Presidents, at the request of the chief executive officer or the President, or in the absence of the President or during his inability or refusal to act, shall, in order of seniority of appointment, unless otherwise designated by the Board, the chief executive officer, or the President, perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice-President shall perform such other duties and have such other powers, and have such additional descriptive designations in their titles (if any), as are from time to time assigned to them by the Board, the chief executive officer, or the President.

Section 4.7 Corporate Secretary. The Corporate Secretary shall attend all meetings of the stockholders and all meetings of the Board and record, or cause to be recorded, all the procedures of the meetings of the stockholders and the Board in books to be kept for that purpose. The Corporate Secretary may perform like duties for the standing committees when required. He shall, as required, give, or cause to be given, notice of all meetings of the stockholders and meetings of the Board. He shall have custody of the corporate seal of the Corporation and he, or a Deputy or Associate or Assistant Corporate Secretary, shall affix the same to any instrument which is required or desired to be under its seal and when so affixed, it may be attested by his signature or by the signature of such Deputy or Associate or Assistant Corporate Secretary. The Board may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. In general, the Corporate Secretary shall perform all duties incident to the office of a

                                      -10-
210




secretary of a corporation, and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board, the chief executive officer or the President.

Section 4.8 Deputy Corporate Secretary, Associate Corporate Secretary and Assistant Corporate Secretary. The Deputy Corporate Secretary or the Associate Corporate Secretary or the Assistant Corporate Secretary, or if there be more than one, each of them, may, in the absence of the Corporate Secretary or during his inability or refusal to act, perform the duties and exercise the powers of the Corporate Secretary and shall perform such other duties and have such other powers as are from time to time assigned to each of them by the Board, the chief executive officer, the President or the Corporate Secretary.

Section 4.9 Treasurer. The Treasurer shall have charge of and be responsible for all corporate funds and securities and shall keep, or cause to be kept, full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit, or cause to be deposited, all moneys and other valuable effects, in the name and to the credit of the Corporation, in such depositories as may from time to time be designated. He shall render to the Board, the chief executive officer or the President, when so required, an account of the financial condition of the Corporation. In general, the Treasurer shall perform all the duties incident to the office of a treasurer of a corporation, and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board, the chief executive officer or the President.

Section 4.10 Assistant Treasurers. The Assistant Treasurer, or if there shall be more than one, each of them, may, in the absence of the Treasurer or during his inability or refusal to act, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as are from time to time assigned to each of them by the Board, the chief executive officer, the President or the Treasurer.

Section 4.11 Assistant and Subordinate Officers, Other Officers and Agents. The assistant and subordinate officers of the Corporation are all officers below the office of Vice-President, Corporate Secretary or Treasurer. Assistant officers, subordinate officers, other officers not designated by these By-Laws, and agents shall perform such duties and have such powers as are from time to time assigned to them by the Board, the chief executive officer, the President, or any management committee or officer authorized by the Board or these By-Laws.

Section 4.12 Election, Tenure and Removal of Officers. The Board shall elect all officers but may authorize any management committee or officer to appoint any assistant or subordinate officer, other officer not designated by these By-Laws, or agent. Election or appointment of any officer, employee or agent shall not of itself create contract rights. All officers shall be appointed to hold their respective offices during the pleasure of the Board. The Board may remove any officer at any time but may authorize any management committee or officer to remove any assistant or subordinate officer, other officer not designated by these By-Laws, or agent. The removal of an officer does not prejudice any of his contract rights. Any officer may resign at any time, either by oral tender of such resignation to the Chairman of the Board or the President or by giving written notice thereof to the Corporation. Any resignation shall be effective immediately, unless a date certain is specified for it to take effect. The Board may fill a vacancy which occurs in any office but may authorize any management committee or officer to fill any vacancy caused by the removal or resignation of any assistant or subordinate officer, other officer not designated by these By-Laws, or agent.

                                      -11-
211




Section 4.13 Compensation. The Board shall have power to fix the salaries and other compensation and remuneration, of whatever kind, of all officers of the Corporation. No officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation. The Board may authorize any management committee or officer to fix the salaries, compensation and remuneration of any officers, employees and agents other than those who are members of the Management Executive Committee of the Corporation.


                                   ARTICLE V
                             CERTIFICATES OF STOCK

Section 5.1 Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by the Chairman of the Board or President or a Vice President and the Treasurer or an Assistant Treasurer, or the Secretary or a Deputy or Associate or Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

Section 5.2 Where a certificate is manually countersigned (1) by a transfer agent, other than the Corporation or its employee, or, (2) by a registrar, other than the Corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is signed, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                 LOST CERTIFICATES

Section 5.3The Board may authorize a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                              TRANSFER OF STOCK

Section 5.4 Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

Section 5.5 The Board may, at its discretion, appoint one or more banks or trust companies in New York City, and in such other city or cities as the Board may deem advisable, including any banking subsidiary of the Corporation, from time to time, to act as transfer agent(s) and registrar(s) of the stock of the Corporation.

                                      -12-
212




                               FIXING RECORD DATE

Section 5.6 The Board is hereby empowered to fix, in advance, a date as the record date for the purpose of determining stockholders, or stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make determination of stockholders for any other proper purpose. Such date in any case shall be not more than ninety (90) days, and in case of a meeting of stockholders, not less than ten (10) days, prior to the date of which the particular action, requiring such determination of stockholders is to be taken. In lieu of fixing a record date, the Board may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, twenty (20) days. If the stock transfer books are closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten (10) days immediately preceding such meeting.

                                STOCK LEDGER

Section 5.7 Original or duplicate stock ledgers, containing the name and addresses of the stockholders of the Corporation and the number of shares of each class held by them respectively, shall be kept at the offices of a transfer agent for the particular class of stock, within or without the State of Maryland, or, if none, at a principal office or the principal executive offices of the Corporation.

                           REGISTERED STOCKHOLDERS

Section 5.8 The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Maryland.

                                  ARTICLE VI
                              GENERAL PROVISIONS

                                  DIVIDENDS

Section 6.1 Subject to the provisions of the Articles of Incorporation, dividends, if any, may be declared by the Board at any meeting, pursuant to the law.

                                     -13-
213



                            EXECUTION OF INSTRUMENTS

Section 6.2 All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the Corporation by the Chairman of the Board, or the President, or the Chief Executive Officer, or the Secretary, or any Vice President, or any other officer or employee designated by the Board or the Chief Executive Officer or his designee. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such other manner and by such other officers as the Board may from time to time direct. The provisions of this Section 6.2 are supplementary to any other provisions of these By-Laws. Each of the foregoing authorizations shall be at the pleasure of the Board, and each such authorization by the Chief Executive Officer or his designee also shall be at the pleasure of the Chief Executive Officer.

                                 FISCAL YEAR

Section 6.3     The fiscal year of the Corporation shall be the calendar year.

                                    SEAL

Section 6.4 The Corporation's seal shall have inscribed thereon the name of the Corporation and the words "Corporate Seal, Maryland". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                         SHARES OF OTHER CORPORATIONS

Section 6.5 The Chairman of the Board, the President, any Vice President, and the Secretary is each authorized to vote, represent and exercise on behalf of the Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of the Corporation. The authority herein granted to said officer to vote or represent on behalf of the Corporation any and all shares held by the Corporation in any other corporation or corporations may be exercised either by said officer in person or by any other person authorized so to do by proxy or power of attorney duly executed by said officers. Notwithstanding the above, however, the Board, in its discretion, may designate by resolution the person to vote or represent said shares of other corporations.

                                  RECORDS

Section 6.6 The By-Laws and the proceedings of all meeting of the shareholders, the Board, and standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as Secretary of the meeting.


                                    -14-
214



                            EMERGENCY OPERATIONS

Section 6.7 In the event of war or warlike damage or disaster of sufficient severity to prevent the conduct and management of the affairs, business, and property of the Corporation by its directors and officers as contemplated by these By-Laws, any two or more available members of the then incumbent Board shall constitute a quorum for the full conduct and management of the affairs, business, and property of the Corporation. This By-Law shall be subject to implementation by resolutions of the Board passed from time to time for that purpose, and any provisions of these By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Board acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs, business, and property under all of the other provisions of these By-Laws.

                           RIGHT TO INDEMNIFICATION

Section 6.8 (a) . Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or, while a director or officer of the Corporation is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an "Indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Annotated Code of Maryland, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section 6.8(b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or party thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board. The right to indemnification conferred in this Section 6.8 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Annotated Code of Maryland so requires, an advancement of expenses incurred by an Indemnitee shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise.

  (b)  Right of Indemnitee to Bring Suit.  If a claim under paragraph
(a) of this Section 6.8 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the Indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of such Indemnitee's undertaking the Indemnitee shall be entitled to be paid the expense of prosecuting or defending such suit. In any suit brought by the Indemnitee to enforce a right to indemnification hereunder it shall be a


                                     -15-
215



defense that, and in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the Indemnitee has not met the applicable standard of conduct set forth in the Annotated Code of Maryland. Neither the failure of the Corporation to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in the Annotated Code of Maryland, nor an actual determination by the Corporation that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the Indemnitee, be a defense to such suit. In any suit brought by the Indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking by the Indemnitee, the Corporation shall have the burden of proving that the Indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Section 6.8 or otherwise.

  (c) Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section 6.8 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's Certificate of Incorporation, By-Law, agreement, vote of shareholders or disinterested directors or otherwise.

  (d) Indemnification of Employees and Agents of the Corporation. The Corporation may, to the extent authorized from time to time by the Board, grant rights to indemnification, and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Section 6.8 with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.

  (e) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law, as the same exists or may hereafter be amended.

                                  ARTICLE VII
                                  AMENDMENTS

Section 7.1 The By-Laws may be added to, amended, altered or repealed at any regular meeting of the Board, by a vote of a majority of the total number of the directors, or at any meeting of shareholders, duly called and held, by a majority of the stock represented at such meeting.

                                  ARTICLE VIII

Section 8.1 Notwithstanding any other provision of the charter of the Corporation or these By-Laws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to the acquisition of all of the common stock, $5.00 par value per share, of the Corporation by HSBC Holdings plc, an English public limited company, pursuant to that certain Transaction Agreement and Plan of Merger, dated May 10, 1999, as amended by Amendment No. 1, dated November 8, 1999, and as may be further amended from time to time, by and among HSBC Holdings Plc, the Corporation, Safra Republic Holdings S.A., a societe anonyme

                                     -16-
216



organized and existing under the laws of Luxembourg, and RNYC Merger Corporation, a Maryland corporation, and to the other transactions contemplated thereby.

Section 8.2 Notwithstanding any other provision of the charter of the Corporation or these By-Laws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to the grant by the Corporation of the option to HSBC Holdings Plc, an English public limited company, pursuant to that certain Stock Option Agreement, dated May 10, 1999, between the Corporation and HSBC of shares of the Corporation s common stock pursuant thereto.

Section 8.3 Notwithstanding any other provision of the charter of the Corporation or these By-Laws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to the Stockholders Agreement, dated May 10, 1999, as amended by Amendment No. 1 to the Stockholders Agreement, dated November 8, 1999, and as may be further amended from time to time, among HSBC, an English public limited company, RNYC Holdings Limited, a Gibraltar corporation, Congregation Beit Yaakov, Saban S.A., a Panamanian corporation, Mr. Edmond J. Safra, HSBC North America Inc., a Delaware corporation, and in part, the Corporation, or the exercise by HSBC of its rights thereunder.


                                     -17-
217





                                                                   Exhibit 12.01



                                 HSBC USA Inc.
                Computation of Ratio of Earnings to Fixed Charges
                         (in millions, except ratios)
-----------------------------------------------------------------------------------
                                                  Year Ended December 31,
                                       1999      1998      1997      1996     1995
-----------------------------------------------------------------------------------
Excluding interest on deposits

Net income                           $  464    $  527    $  471    $  380    $ 284
Applicable income tax expense           308       238       193       171       52
Less undistributed equity earnings        4         2         2         2              -
Fixed charges:
  Interest on:
   Borrowed funds                       130       204       197       121       81
   Long-term debt                       112        96       112        48       50
  One third of rents, net of
   income from subleases                 15        14        14        12       12
-----------------------------------------------------------------------------------
Total fixed charges                     257       314       323       181      143
Earnings before taxes based
 on income and fixed charges         $1,025    $1,077    $  985    $  730    $ 479
-----------------------------------------------------------------------------------

Ratio of earnings to fixed charges     3.99      3.43      3.05      4.03     3.35
-----------------------------------------------------------------------------------


Including interest on deposits

Total fixed charges (as above)       $  257    $  314    $  323    $  181    $ 143
Add: Interest on deposits               853       867       679       481      465
-----------------------------------------------------------------------------------
Total fixed charges and interest
 on deposits                         $1,110    $1,181    $1,002    $  662    $ 608
-----------------------------------------------------------------------------------

Earnings before taxes based on
income and fixed charges (as above)  $1,025    $1,077    $  985    $  730    $ 479
Add: Interest on deposits               853       867       679       481      465
-----------------------------------------------------------------------------------
Total                                $1,878    $1,944    $1,664    $1,211    $ 944
-----------------------------------------------------------------------------------

Ratio of earnings to fixed charges     1.69      1.65      1.66      1.83     1.55
-----------------------------------------------------------------------------------


218





                                                                     Exhibit 12.02



                              HSBC USA Inc.
       Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Dividends
                      (in millions, except ratios)
-----------------------------------------------------------------------------------
                                                  Year Ended December 31,
                                       1999      1998      1997      1996     1995
-----------------------------------------------------------------------------------
Excluding interest on deposits

Net income                           $  464    $  527    $  471    $  380    $ 284
Applicable income tax expense           308       238       193       171       52
Less undistributed equity earnings        4         2         2         2        -
Fixed charges:
  Interest on:
   Borrowed funds                       130       204       197       121       81
   Long-term debt                       112        96       112        48       50
  One third of rents, net of
   income from subleases                 15        14        14        12       12
-----------------------------------------------------------------------------------
Total fixed charges                     257       314       323       181      143
Earnings before taxes based
 on income and fixed charges         $1,025    $1,077    $  985    $  730    $ 479
-----------------------------------------------------------------------------------

Total fixed charges                  $  257    $  314    $  323    $  181    $ 143
Preferred dividends                       -         -         1         6        6
Ratio of pretax income to
 income after applicable income
 tax expense                           1.66      1.45      1.41      1.45     1.18
-----------------------------------------------------------------------------------
Total preferred stock dividend
 factor                                   -         -         2         9        7
Fixed charges, including preferred
 stock dividend factor               $  257    $  314    $  325    $  190    $ 150
-----------------------------------------------------------------------------------

Ratio of earnings to combined
 fixed charges and preferred
 dividends                             3.99      3.43      3.03      3.84     3.19
-----------------------------------------------------------------------------------

Including interest on deposits

Total fixed charges, including
 preferred stock dividend factor
 (as above)                          $  257    $  314    $  325    $  190    $ 150
Add: Interest on deposits               853       867       679       481      465
-----------------------------------------------------------------------------------
Fixed charges, including
 preferred stock dividend factor
 and interest on deposits            $1,110    $1,181    $1,004    $  671    $ 615
-----------------------------------------------------------------------------------

Earnings before taxes based on
 income and fixed charges
 (as above)                          $1,025    $1,077    $  985    $  730    $ 479
Add: Interest on deposits               853       867       679       481      465
-----------------------------------------------------------------------------------
Total                                $1,878    $1,944    $1,664    $1,211    $ 944
-----------------------------------------------------------------------------------

Ratio of earnings to combined
 fixed charges and preferred
 dividends                             1.69      1.65      1.66      1.80     1.53
-----------------------------------------------------------------------------------


219

                                                                 Exhibit 23


                       Consent of Independent Accountants



The Board of Directors
HSBC USA Inc.:

We consent to incorporation by reference in Registration Statements (No. 333-42421, 333-53647, 333-42421-01, 333-42421-02) on Form S-3 of HSBC USA Inc.
of our report dated February 9, 2000, except as to Note 27 which is as of February 28, 2000, relating to the consolidated balance sheets of HSBC USA Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and the consolidated balance sheets of HSBC Bank USA and subsidiaries as of December 31, 1999 and 1998, which report appears in the 1999 HSBC USA Inc. Annual Report on Form 10-K.



/s/ KPMG LLP


Buffalo, New York
March 28, 2000

220