Form 10-Q
period 2000-03-31
HSBC USA INC /MD/
filed 2000-05-12
CIK 83246

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000              Commission file number 1-7436

                               HSBC USA Inc.
          (Exact name of registrant as specified in its charter)

Maryland Corporation                                             13-2764867

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

452 Fifth Avenue, New York, New York                                  10018

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (212) 525-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X                No

All voting stock (704 shares of Common Stock, $5 par value) is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc.

This report includes a total of 20 pages.



                                                                            2.


Part I - FINANCIAL INFORMATION

                                                                      Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         March 31, 2000 and December 31, 1999                            3

         Consolidated Statement of Income
         For The Three Months
         Ended March 31, 2000 and 1999                                   4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Three Months
         Ended March 31, 2000 and 1999                                   5

         Consolidated Statement of Cash Flows
         For The Three Months Ended
         March 31, 2000 and 1999                                         6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               17

Signatures                                                              18




                                                                            3.

                                                                 HSBC USA Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                    March 31,     December 31,
                                                         2000             1999
-------------------------------------------------------------------------------
                                                            in thousands
Assets
Cash and due from banks                          $  1,827,278    $   1,977,756
Interest bearing deposits with banks                4,805,577        4,234,668
Federal funds sold and securities
  purchased under resale agreements                 4,197,256        2,318,361
Trading assets                                      4,355,631        4,526,988
Securities available for sale                      19,017,311       25,973,805
Securities held to maturity
  (fair value $4,789,025 and $4,811,695)            4,770,515        4,811,695
Loans                                              38,577,856       37,909,143
Less - allowance for credit losses                    659,560          659,603
-------------------------------------------------------------------------------
      Loans, net                                   37,918,296       37,249,540
Premises and equipment                                750,691          745,910
Accrued interest receivable                           789,350          778,363
Equity investments                                  2,546,009        2,540,927
Goodwill and other acquisition intangibles          3,262,362        3,307,147
Other assets                                        2,199,795        1,774,459
-------------------------------------------------------------------------------
Total assets                                     $ 86,440,071    $  90,239,619
===============================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  6,428,516    $   6,003,813
  Interest bearing                                 29,458,990       29,393,957
Deposits in foreign offices
  Noninterest bearing                                 267,747          187,099
  Interest bearing                                 18,052,196       20,865,022
-------------------------------------------------------------------------------
      Total deposits                               54,207,449       56,449,891
-------------------------------------------------------------------------------
Trading account liabilities                         2,698,190        2,440,729
Short-term borrowings                              10,205,206        5,271,597
Interest, taxes and other liabilities               3,434,362        3,059,993
Payable to shareholders of acquired company                 -        7,091,209
Subordinated long-term debt and perpetual
  capital notes                                     3,426,094        3,427,649
Guaranteed mandatorily redeemable securities          710,628          710,259
Other long-term debt                                1,750,789        1,747,131
-------------------------------------------------------------------------------
Total liabilities                                  76,432,718       80,198,458
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                       500,000          500,000
Common shareholder's equity
  Common stock                                              4                4
  Capital surplus                                   8,921,427        8,920,113
  Retained earnings                                   623,745          671,578
  Accumulated other comprehensive loss                (37,823)         (50,534)
-------------------------------------------------------------------------------
      Total common shareholder's equity             9,507,353        9,541,161
-------------------------------------------------------------------------------
Total shareholders' equity                         10,007,353       10,041,161
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 86,440,071    $  90,239,619
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                            4.

                                                          HSBC USA Inc.
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                                  Three months ended March 31,
                                                              2000        1999
------------------------------------------------------------------------------
                                                              in thousands
Interest income
 Loans                                                  $   721,021 $  465,830
 Securities                                                 420,967     58,843
 Trading assets                                              28,598     11,900
 Other short-term investments                               107,288     40,541
------------------------------------------------------------------------------
Total interest income                                     1,277,874    577,114
------------------------------------------------------------------------------
Interest expense
 Deposits                                                   525,440    200,933
 Short-term borrowings                                       98,974     38,637
 Long-term debt                                             104,183     26,290
------------------------------------------------------------------------------
Total interest expense                                      728,597    265,860
------------------------------------------------------------------------------
Net interest income                                         549,277    311,254
Provision for credit losses                                  27,993     22,500
------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses                               521,284    288,754
------------------------------------------------------------------------------
Other operating income
 Trust income                                                20,143     12,658
 Service charges                                             43,508     29,194
 Mortgage banking revenue                                     7,482     11,216
 Other fees and commissions                                  79,443     39,962
 Trading revenues                                            52,227      2,592
 Security gains (losses)                                     (3,280)     2,451
 Earnings from equity investments                            12,718        659
 Other income                                                10,406     22,869
------------------------------------------------------------------------------
Total other operating income                                222,647    121,601
------------------------------------------------------------------------------
Total income from operations                                743,931    410,355
------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits                             250,891    104,500
 Occupancy expense, net                                      42,100     22,752
 Goodwill amortization                                       43,731      9,582
 Other expenses                                             138,157     69,679
------------------------------------------------------------------------------
Total operating expenses                                    474,879    206,513
------------------------------------------------------------------------------
Income  before taxes                                        269,052    203,842
Applicable income tax expense                               110,000     82,400
------------------------------------------------------------------------------
Net income                                              $   159,052 $  121,442
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.






                                                                           5.

                                                                 HSBC USA Inc.
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                           Three months ended March 31,
                                          2000                     1999
------------------------------------------------------------------------------
                                  Share-       Compre-      Share-     Compre-
                                holders'      hensive     holders'    hensive
                                 Equity        Income      Equity      Income
------------------------------------------------------------------------------
                                                  in thousands
Preferred stock
Balance, January 1,           $ 500,000                $        - *
---------------------------------------                 ---------
Balance, March 31,              500,000                         -
---------------------------------------                 ---------
Common stock
Balance, January 1,                   4                         5
---------------------------------------                 ---------
Balance, March 31,                    4                         5
---------------------------------------                 ---------
Capital surplus
Balance, January 1,           8,920,113                 1,806,563
Capital contribution from
 parent                           1,314                       696
---------------------------------------                 ---------
Balance, March 31,            8,921,427                 1,807,259
---------------------------------------                 ---------
Retained earnings
Balance, January 1,             671,578                   377,179
Net income                      159,052      $159,052     121,442    $121,442
Cash dividends declared:
  Preferred stock                (6,885)                        -
  Common stock                 (200,000)                 (155,000)
---------------------------------------                 ---------
Balance, March 31,              623,745                   343,621
---------------------------------------                 ---------
Accumulated other
 comprehensive income (loss)
Balance, January 1,             (50,534)                   44,506
Change in unrealized gains
  (losses) on securities
  available for sale, net of
  taxes and reclassification
  adjustments                    12,434                   (27,801)
Foreign currency translation
  adjustments, net of taxes         277                         -
Change in accumulated other
  comprehensive income, net                    12,711                 (27,801)
                                              -------                 -------
Comprehensive income                         $171,763                $ 93,641
---------------------------------------       =======   ---------     =======
Balance, March 31,              (37,823)                   16,705
---------------------------------------                 ---------
Total shareholders' equity,
  March 31,                 $10,007,353                $2,167,590
=======================================                 =========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.




                                                                            6.

                                                                 HSBC USA Inc.

------------------------------------------------------------------------------
 C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                  Three months ended March 31,
                                                             2000        1999

------------------------------------------------------------------------------
                                                             in thousands
 Cash flows from operating activities
     Net income                                       $   159,052  $  121,442
     Adjustments to reconcile net income to net cash
     provided  by operating activities
          Depreciation, amortization and deferred taxes   100,823      13,723
          Provision for credit losses                      27,993      22,500
          Net change in other accrual accounts              6,385     104,734
          Net change in loans originated for sale        (251,041)    119,103
          Net change in trading assets and liabilities    492,396      20,923
          Other, net                                       69,517     (32,324)
------------------------------------------------------------------------------
            Net cash provided by operating activities     605,125     370,101
------------------------------------------------------------------------------
 Cash flows from investing activities
     Net change in interest bearing deposits with
       banks                                             (570,909)   (250,801)
     Net change in short-term investments              (1,878,895)   (649,262)
     Purchases of securities                           (7,547,746) (1,036,113)
     Sales of securities                                4,880,730     942,755
     Maturities of securities                           9,372,724     405,356
     Payment to shareholders of acquired company       (7,091,209)          -
     Net originations and maturities of loans            (675,353)    340,469
     Sales of  loans                                      167,149           -
     Expenditures for premises and equipment              (27,734)     (7,946)
     Cash used in acquisitions, net of cash acquired            -      (8,787)
     Other, net                                           121,811     (21,639)

------------------------------------------------------------------------------
          Net cash used by investing activities        (3,249,432)   (285,968)

------------------------------------------------------------------------------
 Cash flows from financing activities
     Net change in deposits                            (2,242,442)    (29,813)
     Net change in short-term borrowings                4,933,609    (345,944)
     Issuance of long-term debt                           171,842     200,000
     Repayment of long-term debt                         (169,140)   (100,153)
     Capital contributions                                  1,314         696
     Dividends paid                                      (201,354)   (155,000)

------------------------------------------------------------------------------
        Net cash provided (used) by financing
         activities                                     2,493,829    (430,214)

------------------------------------------------------------------------------
 Net change in cash and due from banks                   (150,478)   (346,081)
 Cash and due from banks at beginning of period         1,977,756   1,262,423

------------------------------------------------------------------------------
 Cash and due from banks at end of period             $ 1,827,278  $  916,342

==============================================================================
 The accompanying notes are an integral part of the consolidated financial statements.




                                                                         7.


Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as described in Note 6 below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1999 Annual Report on Form 10-K.

2.  Acquisition

Following the acquisition of Republic New York Corporation (Republic) by HSBC Holdings plc (HSBC) on December 31, 1999, HSBC merged Republic with the Company. Republic had total assets of $46.9 billion and deposits of $29.9 billion at that date. The transaction was accounted for as a purchase and the operating results of Republic are included from January 1, 2000. Goodwill was approximately $3.0 billion and is being amortized against income over 20 years.



The following pro forma financial information presents the combined results of the Company and Republic as if the acquisition had occurred as of the beginning of 1999, after giving effect to certain adjustments, including accounting adjustments related to fair value adjustments, amortization of goodwill and related income tax effect.  The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Republic constituted a single entity during such period.
----------------------------------------------------------------------------------------
                                           Historical         Amortization
                                      --------------------              of
                                         HSBC     Republic     Acquisition    Pro Forma
Three months ended March 31, 1999     USA Inc.     NY Corp.    Adjustments     Combined
----------------------------------------------------------------------------------------
                                                       (in millions)
Net interest income                      $311         $257            $ (8)        $560
Provision for credit losses                22            4               -           26
----------------------------------------------------------------------------------------
Net interest income after
 provision for credit losses              289          253              (8)         534
Other operating income                    122          155             (21)         256
----------------------------------------------------------------------------------------
                                          411          408             (29)         790
Operating expenses                        207          353              33          593
----------------------------------------------------------------------------------------
Income before taxes                       204           55             (62)         197
Income tax expense (benefit)               83            8              (4)          87
----------------------------------------------------------------------------------------
Net income                               $121         $ 47            $(58)        $110
----------------------------------------------------------------------------------------





As a result of the acquisition as of December 31, 1999 the Company assumed certain liabilities associated with merging Republic's operations with those of the Company and recognized restructuring costs relating to the planned severance of employees and exiting of businesses of the Company.  The following table represents the activity in these reserves through March 31,
2000.
----------------------------------------------------------------------------
                                  Severance
                                    Related    Premises     Other     Total
----------------------------------------------------------------------------
                                                   (in millions)
Liabilities assumed                  $133.9       $ 9.7     $14.0    $157.6
Restructuring charges                   5.7        21.0         -      26.7
----------------------------------------------------------------------------
Balance December 31, 1999             139.6        30.7      14.0     184.3
Payments                               14.4          .1       8.0      22.5
----------------------------------------------------------------------------
Balance March 31, 2000               $125.2       $30.6     $ 6.0    $161.8
----------------------------------------------------------------------------




                                                                       8.

3.  Litigation

As described in Note 27 to the financial statements contained in the Company's Annual Report on Form 10-K for 1999 (the 1999 10-K), the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton Note Matter (as defined in the 1999 10-K). Regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission, are continuing to investigate the Princeton Note Matter, including the activities of Republic New York Securities Corporation (RNYSC) and Republic New York Corporation (Republic) (predecessor of the Company) with respect to the Princeton Note Matter. In addition, in April and May 2000, two additional civil actions arising from the Princeton Note Matter were commenced in the United States District Court for the Southern District of New York against RNYSC, the Company (as successor to Republic) and HSBC Bank USA (as successor to Republic National Bank of New York) (together the Republic Parties). Those actions, entitled Nichimen Europe, PLC v. Republic New York Securities Corporation, et. al. and Kofuku Bank Ltd. and Namihaya Bank Ltd. v. Republic New York Securities Corporation, et. al., allege unpaid notes of approximately $15 million and $39.5 million, respectively, and assert common law claims, claims under the federal securities laws, the Commodities Exchange Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). These actions seek compensatory and punitive damages and treble damages under the RICO statute. Proceedings in the eleven other civil actions arising from the Princeton Note Matter which are described in the 1999 10-K have been temporarily stayed by the court with the consent of all parties at the request of the U.S. Attorney for the Southern District of New York and that stay will likely also apply to the two new actions. It is not possible to assess the outcome of these proceedings at present. The Republic Parties intend to defend vigorously against these claims.

4.  Derivative Financial Instruments

Derivatives used by the Company include futures, forwards, swaps, caps, floors and options in the interest rate, and foreign exchange markets and, as a result of the Republic acquisition, the precious metals markets. The Company uses these instruments for trading purposes and as part of its asset and liability management activities.

Derivatives that are used for trading purposes or are linked to other trading instruments are carried on a mark to market basis with the resultant gains and losses reported as trading revenue. Foreign exchange trading positions are revalued daily by pricing spot foreign exchange and forward contracts for foreign exchange at prevailing rates with the resultant gains and losses reported as trading revenue. Unrealized gains and the balances of unamortized option premiums paid are included in trading account assets while unrealized losses and the unamortized balances of option premiums received are included in trading account liabilities.

In conjunction with the Republic acquisition, the Company is involved in various precious metals activities including arbitrage, purchases and sales of precious metals for forward delivery, options on precious metals and precious metals lending and borrowing. Precious metals inventory, outstanding open positions in contracts for forward delivery, options contracts and precious metals loans and borrowings are revalued monthly at prevailing market rates. Precious metals interest arbitrage balances are recorded at cost, with the difference between the fixed forward contract price and cost accreted into trading revenue ratably over the life of the contracts.

The Company uses a variety of derivative instruments to manage interest rate risk in conjunction with its asset and liability management process. Risk is managed by achieving a mix of derivative instruments and balance sheet assets and liabilities deemed consistent with expectations of interest rate movements, balance sheet changes and risk management strategies.



                                                                       9.


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

5.  Pledged Financial Instruments

At March 31, 2000, securities, loans and other assets carried at $13.1 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

6.  Business Segments

As a result of the Republic acquisition, the Company altered its business segments that it uses to manage operations as of January 1, 2000. The Company has four distinct segments that it utilizes for management reporting: commercial banking, corporate and institutional banking, personal banking and investment banking and markets.

The Commercial Banking Segment provides a diversified range of financial products and services. This segment provides loan and deposit products to small and middle-market corporations including specialized products such as equipment and real estate financing. These products and services are offered through multiple delivery systems, including the branch banking network. In addition, various credit and trade related products are offered such as standby facilities, performance guarantees, acceptances and accounts receivable factoring.

The Corporate and Institutional Banking Segment provides deposit and lending functionality to large corporate and multi-national corporations. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities.

The Personal Banking Segment provides an extensive array of products and services including installment and revolving term loans, deposits, branch services, mutual funds, estate planning and other investment management services. These products are marketed to individuals through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail originations offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.



                                                                      10.


The Investment Banking and Markets Segment comprises treasury, traded markets and international private banking businesses. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally. International private banking offers a full range of services for high net worth individuals throughout the world including deposit, lending, trading, trust and investment management.

Other consists of certain non-recurring expenses and the provision for credit losses not assigned to business units.

The segment results show the financial performance of the major business units. These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis. With respect to segment results, management does not analyze depreciation and amortization expense or expenditures for additions to long-lived assets which are not considered significant. As such, these amounts are included in other expenses and average assets, respectively, in the table. Prior year results have been restated according to the redefined segments.


--------------------------------------------------------------------------------------------------------------
                                                              Segments
                                    -----------------------------------------------------
                                                     Corporate/                Investment
                                    Commercial    Institutional    Personal      Banking/
                                       Banking          Banking     Banking       Markets     Other     Total
--------------------------------------------------------------------------------------------------------------
                                                                      (in millions)
Three months ended March 31, 2000

Net interest income                    $   129           $   39     $   276       $   100    $    5   $   549
Other operating income                      25               23          88            98       (11)      223
--------------------------------------------------------------------------------------------------------------
 Total income                              154               62         364           198        (6)      772
Operating expenses                          70               19         217           102        67       475
--------------------------------------------------------------------------------------------------------------
 Pretax income (loss) before
  provision for credit losses               84               43         147            96       (73)      297
Provision for credit losses                 19                6          17             8       (22)       28
--------------------------------------------------------------------------------------------------------------
 Pretax income                              65               37         130            88       (51)      269
Taxes/preferred dividends                   22               12          43            29        11       117
--------------------------------------------------------------------------------------------------------------
Net income after preferred
 dividends                                  43               25          87            59       (62)      152
--------------------------------------------------------------------------------------------------------------

Average assets                          12,190            6,569      19,994        42,375     3,174    84,302
Average liabilities/equity               7,960            5,747      29,993        33,201     7,401    84,302
--------------------------------------------------------------------------------------------------------------


Three months ended March 31, 1999

Net interest income                    $    87           $   33     $   176       $     9    $    6   $   311
Other operating income                      21               17          78             1         5       122
--------------------------------------------------------------------------------------------------------------
 Total income                              108               50         254            10        11       433
Operating expenses                          44               16         130             2        15       207
--------------------------------------------------------------------------------------------------------------
 Pretax income (loss) before
  provision for credit losses               64               34         124             8        (4)      226
Provision for credit losses                  2                -          22             -        (2)       22
--------------------------------------------------------------------------------------------------------------
 Pretax income                              62               34         102             8        (2)      204
Taxes/preferred dividends                   25               14          41             3         -        83
--------------------------------------------------------------------------------------------------------------
Net income after preferred
 dividends                                  37               20          61             5        (2)      121
--------------------------------------------------------------------------------------------------------------

Average assets                           7,398            4,310      12,639         7,948     1,450    33,745
Average liabilities/equity               5,943            2,020      16,031         6,838     2,913    33,745
--------------------------------------------------------------------------------------------------------------


                                                                      11.


6.  New Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below.

- For a derivative designated as hedging the exposures to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged.

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

FAS 133, as amended, is effective for the Company beginning January 1, 2001. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.



                                                                        12.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC USA Inc. (the Company) reported first quarter 2000 net income of $159.1 million, compared with $121.4 million in the first quarter of 1999. The largest factor contributing to the increased net income between quarters was the acquisition of Republic New York Corporation (Republic) on December 31, 1999. Republic had consolidated total assets of $46.9 billion and deposits of $29.9 billion on December 31, 1999.

Net Interest Income

Net interest income for the first quarter of 2000 was $549.3 million compared with $311.2 million for the first quarter of 1999. The Republic acquisition was the principal factor contributing to the increase.

Interest income was $1,277.9 million in the first quarter of 2000 compared with $577.1 million in the first quarter of 1999. Average earning assets were $73.7 billion in the first quarter of 2000 compared with $31.4 billion a year ago. The average rate earned on earning assets was 7.00% compared with 7.45% a year ago. The reduced rate earned from 1999 relates primarily to higher levels of lower yielding treasury assets as a result of the Republic acquisition.

Interest expense for the first quarter of 2000 was $728.6 million, compared with $265.9 million in the first quarter of 1999. Average interest bearing liabilities for the first quarter of 2000 were $61.4 billion, compared with $27.6 billion a year ago. The average rate paid on interest bearing liabilities was 4.78% compared with 3.91% a year ago.

The taxable equivalent net yield on average total assets for the current year's first quarter was 2.65% compared with 3.75% in the 1999 first quarter.

Other Operating Income

Total other operating income was $222.6 million in the first quarter of 2000, compared with $121.6 million in the 1999 first quarter. Fee income categories of trust, service charges and other fees and commissions were up 75.8% during the first quarter of 2000 compared with the first quarter of 1999, primarily as a result of the Republic acquisition. Mortgage banking revenue declined in 2000 due to lower gains on sales of mortgages compared with 1999.




Republic was an active participant in trading activities including derivatives, foreign exchange and precious metals.  The following table presents information related to trading revenues.
------------------------------------------------------------------------------
Three months ended March 31                                    2000     1999
------------------------------------------------------------------------------
                                                               (in millions)
Derivatives                                                   $19.6     $(.5)
Foreign exchange                                               27.2      1.4
Precious metals                                                  .3        -
Trading account profits and commissions                         5.1      1.7
-----------------------------------------------------------------------------
Total trading revenue                                         $52.2     $2.6
-----------------------------------------------------------------------------



Earnings from equity investments includes $11.7 million earned from the Company's 49% ownership in HSBC Republic Holdings (Luxembourg) S.A. (HSBC Republic), formerly Safra Republic Holdings S.A. This amount includes the impact of amortization expense of $20.1 million relating to the Company's portion of goodwill of HSBC Republic acquired.



                                                                      13.

Other Operating Expenses

Other operating expenses were $474.9 million in the 2000 first quarter compared with $206.5 million for the 1999 first quarter. The expense increase relates directly to the Republic acquisition. Operating expenses in the first quarter of 2000 included $3.6 million in additional restructuring costs relating to integration activities associated with the Republic acquisition. Since the acquisition was accounted for as a purchase, goodwill was recognized and amortization of goodwill increased to $43.7 million for the first quarter of 2000 compared with $9.6 million in the first quarter of 1999. The cost:income ratio, excluding goodwill expense amortization as well as that associated with the investment in HSBC Republic from costs, was 54.0% in the first quarter of 2000 compared with 45.5% for the first quarter of 1999.

Income Taxes

The effective tax rate was 41% in the first quarter of 2000 compared with 40% in the same quarter of 1999. The deferred tax asset at March 31, 2000 was $100.0 million compared with $120.7 million at December 31, 1999.



Asset Quality

The following table provides a summary of the allowance for credit losses and nonaccruing loans.
----------------------------------------------------------------------------------
                                              3 Months       3 Months        Year
                                                 Ended          Ended       Ended
                                               3/31/00        3/31/99    12/31/99
----------------------------------------------------------------------------------
                                                         (in millions)
Allowance for Credit Losses
  Balance at beginning
    of period                                   $659.6         $379.7     $ 379.7
  Allowance related to
    acquired companies                               -            1.1       290.2
  Provision charged to income                     28.0           22.5        90.0
  Net charge offs                                (27.8)         (17.0)     (100.3)
  Translation adjustment                           (.2)             -           -
----------------------------------------------------------------------------------

  Balance at end of period                      $659.6         $386.3     $ 659.6
----------------------------------------------------------------------------------




----------------------------------------------------------------------------------
                                              March 31,   December 31,   March 31,
                                                  2000           1999        1999
----------------------------------------------------------------------------------
                                                         (in millions)
Nonaccruing Loans
  Balance at end of period                      $344.1         $343.5      $321.0
  As a percent of loans
   outstanding                                     .89%           .91%       1.36%

Nonperforming Loans and Assets *
  Balance at end of period                      $359.4         $357.5      $325.5
  As a percent of total assets                     .42%           .40%        .96%

Allowance Ratios
  Allowance for credit losses
  as a percent of:
    Loans                                         1.71%          1.74%       1.63%
    Nonaccruing loans                           191.66         192.01      120.36
----------------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.




Provisions for credit losses were $28.0 million in the first quarter of 2000 compared with $22.5 million in the first quarter of 1999. Net charge offs in the credit card portfolio were $14.2 million and $19.0 million in the first quarters of 2000 and 1999, respectively. The delinquency rate for the credit card portfolio was 3.37% at March 31, 2000, compared with 3.41% at December 31, 1999 and 3.86% at March 31, 1999. Commercial loan credit quality resulted in net charge offs of $11.7 million in the first quarter of 2000 compared with net recoveries of $4.4 million in the first quarter of 1999.



                                                                      14.


The Company identified impaired loans totaling $199 million at March 31, 2000, of which $122 million had a specific credit loss allowance of $61 million. At December 31, 1999, impaired loans were $216 million of which $110 million had a specific credit loss allowance of $65 million.

Derivative Financial Instruments

The Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At March 31, 2000, $51.0 billion notional value of such positions, with an estimated positive fair value of approximately $309 million were outstanding. At December 31, 1999, $40.9 billion notional value of such positions, with an estimated positive fair value of $759 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets and for speculative purposes, as hedges in conjunction with the acquired precious metals businesses, foreign exchange trading activities and to facilitate customer transactions. These derivatives are carried at fair value. At March 31, 2000, $237.0 billion notional value of such positions with an estimated negative fair value of $401 million were outstanding. At December 31, 1999, $220.2 billion of notional value of such positions with an estimated positive fair value of $182 million were outstanding.

The Company controls the credit risk associated with these positions by dealing with investment grade counterparties including other members of the HSBC Group, obtaining collateral where appropriate and by using master netting agreements where available.

Liquidity

The Company maintains a strong liquidity position which was further enhanced by the Republic acquisition. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $600 million at March 31, 2000. Wholesale liabilities increased to $28.8 billion at March 31, 2000 compared with $26.9 billion at December 31, 1999. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.

Capital

Total common shareholder's equity was $9.5 billion at March 31, 2000, approximately the same level as December 31, 1999.

Under risk-based capital guidelines, the Company's capital ratios were 13.33% at the Tier 1 level and 15.18% at the total capital level at March 31, 2000. These ratios compared with 13.42% at the Tier 1 level and 15.53% at the total capital level at December 31, 1999.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 9.08% at March 31, 2000 compared with 23.41% at December 31, 1999. Based on period end assets, the ratio was 8.48% at December 31, 1999.



                                                                      15.

Forward-Looking Statements

This report includes forward-looking statements. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges; significant changes in accounting, tax or regulatory requirements; and competition in the geographic and business areas in which the Company conducts its operations.


                                                                                                     16.


                                                                                           HSBC USA Inc.
--------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                               First Quarter 2000                 First Quarter 1999
                                        Balance     Interest    Rate      Balance     Interest    Rate
--------------------------------------------------------------------------------------------------------
                                                                in millions
Assets
Interest bearing deposits
  with banks                            $ 3,582     $   58.9    6.61%     $ 2,092      $  27.6    5.34%
Federal funds sold and
  securities purchased under
  resale agreements                       2,974         48.4    6.54        1,079         13.0    4.88
Trading assets                            5,281         28.6    2.17          875         11.9    5.46
Securities                               23,767        427.1    7.22        3,999         58.9    5.97
Loans
  Domestic
    Commercial                           18,043        332.6    7.41       10,415        208.3    8.11
    Consumer
      Residential mortgages              13,441        242.3    7.21        9,524        165.6    6.95
      Other consumer                      2,586         72.5   11.28        2,474         74.4   12.19
-------------------------------------------------------------------------------------------------------
      Total domestic                     34,070        647.4    7.64       22,413        448.3    8.11
  International                           4,063         73.9    7.32          979         18.0    7.46
-------------------------------------------------------------------------------------------------------
      Total loans                        38,133        721.3    7.61       23,392        466.3    8.08
-------------------------------------------------------------------------------------------------------
Total earning assets                     73,737     $1,284.3    7.00%      31,437      $ 577.7    7.45%
-------------------------------------------------------------------------------------------------------
Allowance for credit losses                (663)                             (383)
Cash and due from banks                   1,767                             1,154
Other assets                              9,461                             1,537
-------------------------------------------------------------------------------------------------------
Total assets                            $84,302                           $33,745
=======================================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                               $ 2,827     $    6.8    0.97%     $ 2,214      $   4.9    0.91%
Consumer savings deposits                10,576         68.1    2.59        5,625         34.7    2.50
Other consumer time deposits              8,135         99.1    4.90        6,835         79.8    4.73
Commercial, public savings
 and other time deposits                  7,412         96.8    5.26        3,913         35.6    3.69
Deposits in foreign offices              18,432        254.6    5.55        4,139         45.9    4.49
-------------------------------------------------------------------------------------------------------
Total interest bearing deposits          47,382        525.4    4.46       22,726        200.9    3.59
-------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements                    1,832         24.7    5.38          974         10.5    4.37
Other short-term borrowings               6,262         74.3    4.77        2,094         28.2    5.45
Long-term debt                            5,878        104.2    7.13        1,803         26.3    5.91
-------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities                            61,354     $  728.6    4.78%      27,597      $ 265.9    3.91%
-------------------------------------------------------------------------------------------------------
Interest rate spread                                            2.23%                             3.54%
-------------------------------------------------------------------------------------------------------
Noninterest bearing deposits              6,302                             3,241
Other liabilities                         6,685                               744
Shareholders' equity                      9,961                             2,163
-------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity                   $84,302                           $33,745
=======================================================================================================
Net yield on average earning assets                             3.03%                             4.02%
Net yield on average total assets                               2.65                              3.75
=======================================================================================================
* Interest and rates are presented on a taxable equivalent basis.





                                                                      17.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit
    12.01 Computation of Ratio of Earnings to Fixed Charges
    12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(b) Report on Form 8-K
    None



                                                                           18.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                    HSBC USA Inc.
                                                    (Registrant)




Date: May 12, 2000                             /s/ Gerald A. Ronning
                                                  Gerald A.Ronning
                                        Executive Vice President & Controller
                                            (On behalf of Registrant and
                                            as Chief Accounting Officer)




                                                                           19.


                                                                 Exhibit 12.01



                              HSBC USA Inc.
            Computation of Ratio of Earnings to Fixed Charges
                      (in millions, except ratios)

-------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                                 2000     1999
-------------------------------------------------------------------------------
Excluding interest on deposits

Net income                                                      $ 159    $ 121
Applicable income tax expense                                     110       82
Less undistributed equity earnings                                 13        1
Fixed charges:
  Interest on:
   Borrowed funds                                                  99       39
   Long-term debt                                                 104       26
  One third of rents, net of income from
   subleases                                                        6        4
-------------------------------------------------------------------------------
Total fixed charges                                               209       69
Earnings before taxes based on income
 and fixed charges                                              $ 465    $ 271
-------------------------------------------------------------------------------

Ratio of earnings to fixed charges                               2.22     3.93
-------------------------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)                                  $ 209    $  69
Add: Interest on deposits                                         525      201
------------------------------------------------------------------------------
Total fixed charges and interest on deposits                    $ 734    $ 270
-------------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                                       $ 465    $ 271
Add: Interest on deposits                                         525      201
-------------------------------------------------------------------------------

Total                                                           $ 990    $ 472
-------------------------------------------------------------------------------

Ratio of earnings to fixed charges                               1.35     1.75
-------------------------------------------------------------------------------




                                                                           20.

                                                                  Exhibit 12.02


                              HSBC USA Inc.
       Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Dividends
                      (in millions, except ratios)

-------------------------------------------------------------------------------
                                                   Three months ended March 31,
                                                                2000      1999
-------------------------------------------------------------------------------
Excluding interest on deposits

Net income                                                     $ 159     $ 121
Applicable income tax expense                                    110        82
Less undistributed equity earnings                                13         1
Fixed charges:
  Interest on:
   Borrowed funds                                                 99        39
   Long-term debt                                                104        26
  One third of rents, net of income from
   subleases                                                       6         4
-------------------------------------------------------------------------------
Total fixed charges                                              209        69
Earnings before taxes based on income
 and fixed charges                                             $ 465     $ 271
-------------------------------------------------------------------------------

Total fixed charges                                            $ 209       $69
Preferred dividends                                                7         -
Ratio of pretax income to income
 after applicable income tax expense                            1.69      1.68
-------------------------------------------------------------------------------
Total preferred stock dividend factor                             12         -
Fixed charges, including preferred stock
 dividend factor                                               $ 221     $  69
-------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                                        2.10      3.93
-------------------------------------------------------------------------------


Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)                              $ 221     $  69
Add: Interest on deposits                                        525       201
-------------------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits                      $ 746     $ 270
-------------------------------------------------------------------------------

Earnings before taxes based on
 income and fixed charges (as above)                           $ 465     $ 271
Add: Interest on deposits                                        525       201
-------------------------------------------------------------------------------
Total                                                          $ 990     $ 472
-------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                                        1.33      1.75
-------------------------------------------------------------------------------
