Form 10-Q
period 2000-06-30
HSBC USA INC /MD/
filed 2000-08-11
CIK 83246

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000               Commission file number 1-7436

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

This report includes a total of 37 pages.



                                                                        2.



Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         June 30, 2000 and December 31, 1999                            3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 2000 and 1999                                   4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 2000 and 1999                                   5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 2000 and 1999                                         6

         Notes to Consolidated Financial Statements                     7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                              17

Signatures                                                             18



                                                                             3.

                                                                  HSBC USA Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                      June 30,     December 31,
                                                         2000             1999
-------------------------------------------------------------------------------
                                                           in thousands
Assets
Cash and due from banks                          $  2,073,075    $   1,977,756
Interest bearing deposits with banks                5,348,441        4,234,668
Federal funds sold and securities
  purchased under resale agreements                 2,438,516        2,318,361
Trading assets                                      4,357,221        4,526,988
Securities available for sale                      18,944,053       25,973,805
Securities held to maturity
  (fair value $4,647,127 and $4,811,695)            4,633,200        4,811,695
Loans                                              38,146,289       37,909,143
Less - allowance for credit losses                    636,166          659,603
-------------------------------------------------------------------------------
      Loans, net                                   37,510,123       37,249,540
Premises and equipment                                765,887          745,910
Accrued interest receivable                           823,545          778,363
Equity investments                                  2,567,107        2,540,927
Goodwill and other acquisition intangibles          3,217,577        3,307,147
Other assets                                        2,146,592        1,774,459
-------------------------------------------------------------------------------
Total assets                                     $ 84,825,337    $  90,239,619
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  6,850,109    $   6,003,813
  Interest bearing                                 29,054,325       29,393,957
Deposits in foreign offices
  Noninterest bearing                                 146,522          187,099
  Interest bearing                                 18,457,641       20,865,022
-------------------------------------------------------------------------------
      Total deposits                               54,508,597       56,449,891
-------------------------------------------------------------------------------
Trading account liabilities                         2,403,592        2,440,729
Short-term borrowings                               9,332,661        5,271,597
Interest, taxes and other liabilities               2,772,884        3,059,993
Payable to shareholders of acquired company                 -        7,091,209
Subordinated long-term debt and perpetual
  capital notes                                     3,424,539        3,427,649
Guaranteed mandatorily redeemable securities          710,998          710,259
Other long-term debt                                1,761,072        1,747,131
-------------------------------------------------------------------------------
Total liabilities                                  74,914,343       80,198,458
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                       500,000          500,000
Common shareholder's equity
  Common stock                                              4                4
  Capital surplus                                   8,923,059        8,920,113
  Retained earnings                                   534,885          671,578
  Accumulated other comprehensive loss                (46,954)         (50,534)
-------------------------------------------------------------------------------
      Total common shareholder's equity             9,410,994        9,541,161
-------------------------------------------------------------------------------
Total shareholders' equity                          9,910,994       10,041,161
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 84,825,337    $  90,239,619
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                              4.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                Quarter ended June 30, Six months ended June 30,
                                     2000        1999          2000        1999
--------------------------------------------------------------------------------
                                                  in thousands
Interest income
 Loans                        $   728,791 $   456,902   $ 1,449,812 $   922,732
 Securities                       433,288      53,858       854,255     112,701
 Trading assets                    23,795      10,597        52,393      22,496
 Other short-term investments     168,275      52,777       275,563      93,318
--------------------------------------------------------------------------------
Total interest income           1,354,149     574,134     2,632,023   1,151,247
--------------------------------------------------------------------------------
Interest expense
 Deposits                         569,285     208,930     1,094,725     409,863
 Short-term borrowings            124,350      31,114       223,324      69,751
 Long-term debt                   112,136      27,158       216,319      53,447
--------------------------------------------------------------------------------
Total interest expense            805,771     267,202     1,534,368     533,061
--------------------------------------------------------------------------------
Net interest income               548,378     306,932     1,097,655     618,186
Provision for credit losses        28,007      22,500        56,000      45,000
--------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     520,371     284,432     1,041,655     573,186
--------------------------------------------------------------------------------
Other operating income
 Trust income                      22,400      13,450        42,544      26,109
 Service charges                   43,173      30,516        86,681      59,709
 Mortgage banking revenue           8,577       8,775        15,164      19,990
 Other fees and commissions        74,247      41,076       153,690      81,038
 Trading revenues                  29,516       2,884        81,743       5,476
 Security gains                     4,024       4,855           745       7,306
 Earnings from equity
   investments                     19,303       1,132        32,525       1,792
 Other income                      10,611       6,206        21,407      29,075
--------------------------------------------------------------------------------
Total other operating income      211,851     108,894       434,499     230,495
--------------------------------------------------------------------------------
Total income from operations      732,222     393,326     1,476,154     803,681
--------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   251,450     104,909       502,342     209,409
 Occupancy expense, net            44,567      21,512        86,667      44,264
 Goodwill amortization             43,731       9,771        87,461      19,353
 Other expenses                   136,551      67,655       274,709     137,334
--------------------------------------------------------------------------------
Total operating expenses          476,299     203,847       951,179     410,360
--------------------------------------------------------------------------------
Income  before taxes              255,923     189,479       524,975     393,321
Applicable income tax expense      87,800      76,000       197,800     158,400
--------------------------------------------------------------------------------
Net income                    $   168,123 $   113,479   $   327,175 $   234,921
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.





                                                                                               5.

                                                                                    HSBC USA Inc.
-------------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                             Six months ended June 30,
                                                           2000                     1999
-------------------------------------------------------------------------------------------------
                                                     Share-     Compre-       Share-     Compre-
                                                   holders'     hensive     holders'     hensive
                                                     Equity      Income       Equity      Income
-------------------------------------------------------------------------------------------------
                                                                    in thousands
Preferred stock
Balance, January 1,                            $    500,000             $          - *
------------------------------------------------------------              -----------
Balance, June 30,                                   500,000                        -
------------------------------------------------------------              -----------
Common stock
Balance, January 1,                                       4                        5
------------------------------------------------------------              -----------
Balance, June 30,                                         4                        5
------------------------------------------------------------              -----------
Capital surplus
Balance, January 1,                               8,920,113                1,806,563
Capital contribution from parent                      2,946                    1,375
------------------------------------------------------------              -----------
Balance, June 30,                                 8,923,059                1,807,938
------------------------------------------------------------              -----------
Retained earnings
Balance, January 1,                                 671,578                  377,179
Net income                                          327,175  $  327,175      234,921  $  234,921
Cash dividends declared:
  Preferred stock                                   (13,868)                       -
  Common stock                                     (450,000)                (155,000)
------------------------------------------------------------              -----------
Balance, June 30,                                   534,885                  457,100
------------------------------------------------------------              -----------
Accumulated other comprehensive income (loss)
Balance, January 1,                                 (50,534)                  44,506
Change in unrealized gains (losses)
  on securities available for sale,
  net of taxes and reclassification
  adjustments                                         7,161                  (67,226)
Foreign currency translation
  adjustments, net of taxes                          (3,581)                       -
Change in accumulated other
  comprehensive income, net                                       3,580                  (67,226)
                                                               ---------                ---------
Comprehensive income                                         $  330,755               $  167,695
------------------------------------------------------------   =========  -----------   =========
Balance, June 30,                                   (46,954)                 (22,720)
------------------------------------------------------------              -----------
Total shareholders' equity, June 30            $  9,910,994             $  2,242,323
============================================================              ===========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.





                                                                                 6.

                                                                      HSBC USA Inc.
-----------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                          Six months ended June 30,
                                                                 2000         1999
-----------------------------------------------------------------------------------
                                                                  in thousands
Cash flows from operating activities
   Net income                                             $   327,175  $   234,921
   Adjustments to reconcile net income to net cash
   provided  by operating activities
      Depreciation, amortization and deferred taxes           210,295       18,521
      Provision for credit losses                              56,000       45,000
      Net change in other accrual accounts                   (165,885)      74,007
      Net change in loans originated for sale              (1,389,625)     596,186
      Net change in trading assets and liabilities             71,032      (33,428)
      Other, net                                             (345,609)     (51,516)
-----------------------------------------------------------------------------------
         Net cash provided (used) by operating activities  (1,236,617)     883,691
-----------------------------------------------------------------------------------
Cash flows from investing activities
   Net change in interest bearing deposits with banks      (1,113,773)     934,836
   Net change in short-term investments                      (120,155)  (2,978,613)
   Purchases of securities                                 (9,881,884)  (1,506,552)
   Sales of securities                                      6,562,011    1,726,999
   Maturities of securities                                10,382,808      529,388
   Payment to shareholders of acquired company             (7,091,209)           -
   Net originations and maturities of loans                   943,182      355,637
   Sales of  loans                                            167,010            -
   Expenditures for premises and equipment                    (66,541)     (12,997)
   Cash used in acquisitions, net of cash acquired                  -       (8,787)
   Other, net                                                (124,539)     (58,746)
-----------------------------------------------------------------------------------
         Net cash used by investing activities               (343,090)  (1,018,835)
-----------------------------------------------------------------------------------
Cash flows from financing activities
   Net change in deposits                                  (1,941,294)     554,764
   Net change in short-term borrowings                      4,061,064     (500,821)
   Issuance of long-term debt                                 439,291      200,132
   Repayment of long-term debt                               (428,994)    (100,582)
   Capital contributions                                        2,946        1,375
   Dividends paid                                            (457,987)    (155,000)
-----------------------------------------------------------------------------------
         Net cash provided (used) by financing activities   1,675,026         (132)
-----------------------------------------------------------------------------------
Net change in cash and due from banks                          95,319     (135,276)
Cash and due from banks at beginning of period              1,977,756    1,262,423
-----------------------------------------------------------------------------------
Cash and due from banks at end of period                  $ 2,073,075  $ 1,127,147
===================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




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
---------------------------------------------------------------------------------
                                        Historical       Amortization
                                    ------------------             of
                                       HSBC   Republic    Acquisition   Pro Forma
Six months ended June 30, 1999      USA Inc.   NY Corp.   Adjustments    Combined
---------------------------------------------------------------------------------
                                                  (in millions)
Net interest income                    $618       $529          $ (16)     $1,131
Provision for credit losses              45          8              -          53
---------------------------------------------------------------------------------
Net interest income after
 provision for credit losses            573        521            (16)      1,078
Other operating income                  230        360            (42)        548
---------------------------------------------------------------------------------
                                        803        881            (58)      1,626
Operating expenses                      410        625             66       1,101
---------------------------------------------------------------------------------
Income before taxes                     393        256           (124)        525
Income tax expense (benefit)            158         66             (8)        216
---------------------------------------------------------------------------------
Net income                             $235       $190          $(116)     $  309
---------------------------------------------------------------------------------






As a result of the acquisition as of December 31, 1999 the Company assumed certain liabilities associated with merging Republic's operations with those of the Company and recognized restructuring costs relating to the planned severance of employees and exiting of businesses of the Company.  The following table represents the activity in these reserves through June 30,
2000.
----------------------------------------------------------------------------
                                Severance
                                  Related     Premises      Other      Total
----------------------------------------------------------------------------
                                                  (in millions)
Liabilities assumed                $133.9        $ 9.7      $14.0     $157.6
Restructuring charges                 5.7         21.0          -       26.7
----------------------------------------------------------------------------
Balance December 31, 1999           139.6         30.7       14.0      184.3
Payments                             45.2          1.0        9.5       55.7
----------------------------------------------------------------------------
Balance June 30, 2000              $ 94.4        $29.7      $ 4.5     $128.6
----------------------------------------------------------------------------



                                                                       8.


3.  Litigation

As described in Note 27 to the financial statements contained in the Company's Annual Report on Form 10-K for 1999 (the 1999 10-K) and Note 3 to the financial statements contained in the Company's Quarterly Report on Form 10-Q for the first quarter of 2000, the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton Note Matter (as defined in the 1999 10-K). Regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission, are continuing to investigate the Princeton Note Matter, including the activities of Republic New York Securities Corporation (RNYSC) and Republic New York Corporation (Republic) with respect to the Princeton Note Matter. In addition, in June 2000, two additional civil actions arising from the Princeton Note Matter were commenced in the United States District Court for the Southern District of New York against RNYSC, the Company (as successor to Republic) and HSBC Bank USA (as successor to Republic National Bank of New
York) (together the Republic Parties). Those actions, entitled Kita-Hyogo Shinyo-Kumiai v. Republic New York Securities Corporation, et. al. and Ozawa Denki Koji Co., et. al. v. Republic New York Securities Corporation, et. al., allege unpaid notes of approximately $21.4 million and $29.6 million on behalf of twelve separate entities, respectively, and assert common law claims, claims under the federal securities laws, the Commodities Exchange Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). These actions seek compensatory and punitive damages and treble damages under the RICO statute. Proceedings in all fifteen civil actions arising from the Princeton Note Matter have been temporarily stayed by the court with the consent of all parties at the request of the U.S. Attorney for the Southern District of New York. It is not possible to assess the outcome of these proceedings at present. The Republic Parties intend to defend vigorously against these claims.

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

5.  Pledged Financial Instruments

At June 30, 2000, securities, loans and other assets carried at $13.4 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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


----------------------------------------------------------------------------------------------------------
                                                        Segments
                               -----------------------------------------------------
                                                Corporate/                Investment
                               Commercial    Institutional    Personal      Banking/
                                  Banking          Banking     Banking       Markets     Other       Total
----------------------------------------------------------------------------------------------------------
                                                          (in millions)
Six months ended June 30, 2000

Net interest income               $   253           $   75     $   541       $   216    $   13     $ 1,098
Other operating income                 49               45         180           181       (21)        434
----------------------------------------------------------------------------------------------------------
 Total income                         302              120         721           397        (8)      1,532
Operating expenses                    130               44         419           198       160         951
----------------------------------------------------------------------------------------------------------
 Pretax income (loss) before
  provision for credit losses         172               76         302           199      (168)        581
Provision for credit losses            28               12          34            14       (32)         56
----------------------------------------------------------------------------------------------------------
 Pretax income (loss)                 144               64         268           185      (136)        525
Taxes/preferred dividends              48               21          88            61        (6)        212
----------------------------------------------------------------------------------------------------------
Net income (loss) after
 preferred dividends                   96               43         180           124      (130)        313
----------------------------------------------------------------------------------------------------------
Average assets                     13,002            5,836      19,565        43,908     2,799      85,110
Average liabilities/equity          8,211            5,281      29,861        34,873     6,884      85,110
----------------------------------------------------------------------------------------------------------

Six months ended June 30, 1999

Net interest income               $   174           $   58     $   350       $    25    $   11     $   618
Other operating income                 41               36         139             5        10         231
----------------------------------------------------------------------------------------------------------
 Total income                         215               94         489            30        21         849
Operating expenses                     89               28         260             7        27         411
----------------------------------------------------------------------------------------------------------
 Pretax income (loss) before
  provision for credit losses         126               66         229            23        (6)        438
Provision for credit losses            16                3          39             -       (13)         45
----------------------------------------------------------------------------------------------------------
 Pretax income                        110               63         190            23         7         393
Taxes/preferred dividends              44               25          76             9         4         158
----------------------------------------------------------------------------------------------------------
Net income after preferred
 dividends                             66               38         114            14         3         235
----------------------------------------------------------------------------------------------------------

Average assets                      7,385            3,718      12,566         8,831     1,444      33,944
Average liabilities/equity          5,985            2,018      16,078         6,942     2,921      33,944
----------------------------------------------------------------------------------------------------------




                                                                      11.


7.  New Accounting Standards

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




                                                                      12.



Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC USA Inc. (the Company) reported second quarter 2000 net income of $168.1 million, compared with $113.5 million in the second quarter of 1999. For the first six months of 2000, net income was $327.2 million compared with $234.9 million for the first six months of last year. Net income plus goodwill amortization was $454.8 million for the first six months of 2000 compared with $254.3 million for the first six months of 1999. The largest factor contributing to the increased net income between 2000 and 1999 was the acquisition of Republic New York Corporation (Republic) on December 31, 1999. Republic had consolidated total assets of $46.9 billion and deposits of $29.9 billion on December 31, 1999.

Net Interest Income

Net interest income for the second quarter of 2000 was $548.4 million compared with $306.9 million for the second quarter of 1999. For the first six months of 2000, net interest income was $1,097.7 million compared with $618.2 million for the first six months of 1999. The Republic acquisition was the principal factor contributing to the increase.

Interest income was $1,354.2 million in the second quarter of 2000 compared with $574.1 million in the second quarter of 1999. Average earning assets were $75.7 billion for the second quarter of 2000 compared with $32.0 billion a year ago. The average rate earned on earning assets was 7.23% for the second quarter of 2000 compared with 7.21% a year ago. Interest income was $2,632.0 million for the first six months of 2000 compared with $1,151.2 million in the first six months of 1999. Average earning assets were $74.6 billion for the first six months of 2000 compared with $31.7 billion the first six months of 1999. The average rate earned on earning assets was 7.13% for the first six months of 2000 compared with 7.33% a year ago.

Interest expense for the second quarter of 2000 was $805.8 million compared with $267.2 million in the second quarter of 1999. Average interest bearing liabilities for the second quarter of 2000 were $64.1 billion, compared with $28.1 billion a year ago. The average rate paid on interest bearing liabilities was 5.06% compared with 3.82% a year ago. Interest expense for the first six months of 2000 was $1,534.4 million compared with $533.1 million in the first six months of 1999. Average interest bearing liabilities for the first six months of 2000 were $62.7 billion, compared with $27.8 billion a year ago. The average rate paid on interest bearing liabilities was 4.92% for the first six months of 2000 compared with 3.86% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 2000 was 2.59%, compared with 3.61% a year ago. The taxable equivalent net yield on average total assets for the first six months of 2000 was 2.62%, compared with 3.68% a year ago. The reduced yield earned from 1999 relates primarily to higher levels of lower yielding treasury assets and higher costing foreign deposits as a result of the Republic acquisition.

Other Operating Income

Total other operating income was $211.9 million in the second quarter of 2000, compared with $108.9 million in the 1999 second quarter. For the first six months of 2000, total operating income was $434.5 million compared with $230.5 million for the first six months of 1999. Fee income categories of trust, service charges and other fees and commissions were up 71.1% during the first six months of 2000 compared with the first six months of 1999, primarily as a result of the Republic acquisition. Mortgage banking revenue declined in 2000 due to lower gains on sales of mortgages compared with 1999.



                                                                      13.



Republic was an active participant in trading activities including derivatives, foreign exchange and precious metals.  The following table presents information related to trading revenues.
-------------------------------------------------------------------------
Six months ended June 30                            2000            1999
-------------------------------------------------------------------------
                                                        (in millions)
Derivatives                                        $24.0            $(.5)
Foreign exchange                                    52.5             3.1
Precious metals                                      2.5               -
Trading account profits and commissions              2.7             2.9
-------------------------------------------------------------------------
Total trading revenue                              $81.7            $5.5
-------------------------------------------------------------------------



Earnings from equity investments includes $29.4 million earned from the Company's 49% ownership in HSBC Republic Holdings (Luxembourg) S.A. (HSBC Republic), formerly Safra Republic Holdings S.A. This amount includes goodwill amortization expense of $40.2 million as well as a gain of $12.2 million on the redemption of debentures.

Other Operating Expenses

Other operating expenses were $476.3 million in the 2000 second quarter compared with $203.8 million for the 1999 second quarter. The expense increase relates directly to the Republic acquisition. Other operating expenses were $951.2 million for the first six months of 2000 compared with $410.4 million a year ago. Operating expenses included $18.1 million and $20.5 million in the second quarter and first six months of 2000, respectively, in restructuring costs relating to integration activities associated with the Republic acquisition. Since the acquisition was accounted for as a purchase, goodwill was recognized and amortization of goodwill increased to $87.5 million for the first six months of 2000 compared with $19.4 million in the first six months of 1999. The cost:income ratio, excluding goodwill amortization as well as the goodwill associated with the investment in HSBC Republic, was 53.0% in the second quarter of 2000 and 53.5% for the first six months of 2000, compared with 46.7% and 46.1% for the same periods of 1999, respectively.

Income Taxes

The effective tax rate for the 2000 second quarter was 34% based on further analysis of tax strategies of the Company. The effective tax rate was 38% in the first half of 2000 compared with 40% in the same period of 1999. The deferred tax asset at June 30, 2000 was $71.4 million compared with $120.7 million at December 31, 1999.


Asset Quality

The following table provides a summary of the allowance for credit losses and nonaccruing loans.
----------------------------------------------------------------------------------------
                                     2nd        2nd    6 Months        Year    6 Months
                                 Quarter    Quarter       Ended       Ended       Ended
                                    2000       1999     6/30/00    12/31/99     6/30/99
----------------------------------------------------------------------------------------
                                                   (in millions)
Allowance for Credit Losses
  Balance at beginning
    of period                     $659.6     $386.3      $659.6     $ 379.7      $379.7
  Allowance related to
    acquired (sold) companies       (3.5)         -        (3.5)      290.2         1.1
  Provision charged to income       28.0       22.5        56.0        90.0        45.0
  Net charge offs                  (47.7)     (37.2)      (75.5)     (100.3)      (54.2)
  Translation adjustment             (.2)         -         (.4)          -           -
----------------------------------------------------------------------------------------
  Balance at end of period        $636.2     $371.6      $636.2     $ 659.6      $371.6
----------------------------------------------------------------------------------------




                                                                      14.


---------------------------------------------------------------------------
                                     June 30,     December 31,     June 30,
                                        2000             1999         1999
---------------------------------------------------------------------------
                                                 (in millions)
Nonaccruing Loans
  Balance at end of period           $ 352.2          $ 343.5      $ 278.6
  As a percent of loans
   outstanding                           .92%             .91%        1.20%

Nonperforming Loans and Assets *
  Balance at end of period            $364.4          $ 357.5      $ 282.1
  As a percent of total assets           .43%             .40%         .82%

Allowance Ratios
  Allowance for credit losses
   as a percent of:
    Loans                               1.67%            1.74%        1.61%
    Nonaccruing loans                 180.62           192.01       133.36
---------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.


Provisions for credit losses were $28.0 million in the second quarter of 2000 compared with $22.5 million in the second quarter of 1999. Provisions for credit losses for the first half of 2000 were $56.0 million compared with $45.0 million during the first half of 1999. Net charge offs in the credit card portfolio were $30.8 million and $39.0 million in the first half of 2000 and 1999, respectively. The delinquency rate for the credit card portfolio was 3.36% at June 30, 2000, compared with 3.41% at December 31, 1999 and 3.59% at June 30, 1999. Commercial loan credit quality resulted in net charge offs of $41.5 million in the first half of 2000 compared with net charge-offs of $3.7 million in the first half of 1999. While credit quality has generally been stable, we have seen a deterioration in credit quality of leveraged commercial loans.

The Company identified impaired loans totaling $168 million at June 30, 2000, of which $103 million had a specific credit loss allowance of $50 million. At December 31, 1999, impaired loans were $216 million of which $110 million had a specific credit loss allowance of $65 million.

Derivative Financial Instruments

The Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At
June 30, 2000, $94 billion notional value of such positions, with an estimated positive fair value of approximately $230 million were outstanding. At December 31, 1999, $40.9 billion notional value of such positions, with an estimated positive fair value of $759 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets and for speculative purposes, as hedges in conjunction with the acquired precious metals businesses, foreign exchange trading activities and to facilitate customer transactions. These derivatives are carried at fair value. At June 30, 2000, $239 billion notional value of such positions with an estimated negative fair value of $251 million were outstanding. At December 31, 1999, $220.2 billion of notional value of such positions with an estimated positive fair value of $182 million were outstanding.

The Company controls the credit risk associated with these positions by dealing with investment grade counterparties including other members of the HSBC Group, obtaining collateral where appropriate and by using master netting agreements where available.




                                                                      15.


Liquidity

The Company maintains a strong liquidity position which was further enhanced by the Republic acquisition. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $600 million at June 30, 2000. Wholesale liabilities increased to $28.1 billion at June 30, 2000 compared with $26.9 billion at December 31, 1999. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.

Capital

Total common shareholder's equity was $9.4 billion at June 30, 2000, approximately the same level as December 31, 1999.

Under risk-based capital guidelines, the Company's capital ratios were 13.25% at the Tier 1 level and 14.93% at the total capital level at June 30, 2000. These ratios compared with 13.42% at the Tier 1 level and 15.53% at the total capital level at December 31, 1999.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.83% at June 30, 2000 compared with 23.41% at December 31, 1999. Based on period end assets, the ratio was 8.48% at December 31, 1999.

Pending Acquisitions

The Company purchased the banking operations of Chase Manhattan Bank, Panama on August 1, 2000 for $115 million. The branch operations had $730 million in assets and net book value of $33 million. The acquisition will be accounted for as a purchase transaction. Assets acquired and liabilities assumed will be recorded at their estimated fair values.

As a separate transaction, the Company plans to purchase the branches of HSBC Bank plc in Panama. These branches had approximately $540 million in assets and net book value of $15 million at March 31, 2000. This transaction is expected to occur in the second half of 2000.

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



                                                                                   16.

                                                                         HSBC USA Inc.
--------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                      Second Quarter 2000       Second Quarter 1999
                                    Balance  Interest  Rate   Balance  Interest  Rate
--------------------------------------------------------------------------------------
                                                       in millions
Assets
Interest bearing deposits
  with banks                        $ 5,872  $  103.4  7.08 % $ 1,902    $ 24.2  5.11 %
Federal funds sold and
  securities purchased under
  resale agreements                   3,838      64.9  6.80     2,331      28.6  4.91
Trading assets                        4,669      23.9  2.04       781      10.7  5.44
Securities                           23,783     439.7  7.44     3,607      53.9  5.99
Loans
  Domestic
    Commercial                       18,211     347.1  7.67    10,502     208.1  7.95
    Consumer
         Residential mortgages       14,060     258.7  7.36     9,438     163.2  6.92
         Other consumer               2,554      69.1 10.87     2,421      71.5 11.84
--------------------------------------------------------------------------------------
      Total domestic                 34,825     674.9  7.79    22,361     442.8  7.94
  International                       2,752      54.1  7.91       997      14.5  5.85
--------------------------------------------------------------------------------------
      Total loans                    37,577     729.0  7.80    23,358     457.3  7.85
--------------------------------------------------------------------------------------
Total earning assets                 75,739  $1,360.9  7.23 %  31,979    $574.7  7.21 %
--------------------------------------------------------------------------------------
Allowance for credit losses            (652)                     (386)
Cash and due from banks               1,765                     1,019
Other assets                          9,258                     1,528
--------------------------------------------------------------------------------------
Total assets                        $86,110                   $34,140
======================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                           $ 2,877  $    6.9  0.97 % $ 2,255    $  5.1  0.91 %
Consumer savings deposits            10,531      69.1  2.64     5,714      35.7  2.51
Other consumer time deposits          8,191     104.3  5.12     6,836      77.8  4.56
Commercial, public savings
 and other time deposits              7,591     104.7  5.55     4,280      38.5  3.61
Deposits in foreign offices          18,990     284.3  6.02     4,566      51.8  4.55
--------------------------------------------------------------------------------------
Total interest bearing deposits      48,180     569.3  4.75    23,651     208.9  3.54
--------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements                2,181      31.1  5.70       901       9.9  4.41
Other short-term borrowings           7,762      93.3  4.83     1,663      21.2  5.12
Long-term debt                        5,941     112.1  7.59     1,847      27.2  5.90
--------------------------------------------------------------------------------------
Total interest bearing
  liabilities                        64,064  $  805.8  5.06 %  28,062    $267.2  3.82 %
--------------------------------------------------------------------------------------
Interest rate spread                                   2.17 %                    3.39 %
--------------------------------------------------------------------------------------
Noninterest bearing deposits          6,266                     3,037
Other liabilities                     5,932                       827
Shareholders' equity                  9,848                     2,214
--------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity               $86,110                   $34,140
======================================================================================
Net yield on average earning assets                    2.95 %                    3.86 %
Net yield on average total assets                      2.59                      3.61
======================================================================================
* Interest and rates are presented on a taxable equivalent basis.





                                                                                   17.

                                                                         HSBC USA Inc.
--------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                        Six Months 2000           Six Months 1999
                                    Balance  Interest  Rate   Balance  Interest  Rate
--------------------------------------------------------------------------------------
                                                      in millions
Assets
Interest bearing deposits
  with banks                        $ 4,632  $  162.3  7.04 % $ 1,997  $   51.8  5.23 %
Federal funds sold and
  securities purchased under
  resale agreements                   3,406     113.3  6.69     1,708      41.5  4.90
Trading assets                        4,975      52.5  2.11       828      22.6  5.45
Securities                           23,775     866.7  7.33     3,802     112.8  5.98
Loans
  Domestic
    Commercial                       18,127     685.1  7.60    10,459     416.4  8.03
    Consumer
         Residential mortgages       13,751     501.1  7.29     9,481     328.7  6.93
         Other consumer               2,570     136.1 10.65     2,447     146.0 12.03
--------------------------------------------------------------------------------------
      Total domestic                 34,448   1,322.3  7.72    22,387     891.1  8.03
  International                       3,407     128.0  7.55       988      32.5  6.64
--------------------------------------------------------------------------------------
      Total loans                    37,855   1,450.3  7.70    23,375     923.6  7.97
--------------------------------------------------------------------------------------
Total earning assets                 74,643  $2,645.1  7.13 %  31,710  $1,152.3  7.33 %
--------------------------------------------------------------------------------------
Allowance for credit losses            (658)                     (384)
Cash and due from banks               1,766                     1,086
Other assets                          9,359                     1,532
--------------------------------------------------------------------------------------
Total assets                        $85,110                   $33,944
======================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                           $ 2,852  $   13.7  0.97 % $ 2,234  $   10.1  0.91 %
Consumer savings deposits            10,554     137.2  2.61     5,670      70.4  2.51
Other consumer time deposits          8,163     203.4  5.01     6,836     157.6  4.65
Commercial, public savings
    and other time deposits           7,501     201.5  5.40     4,097      74.1  3.65
Deposits in foreign offices,
 primarily banks                     18,711     538.9  5.79     4,354      97.7  4.52
--------------------------------------------------------------------------------------
Total interest bearing deposits      47,781   1,094.7  4.61    23,191     409.9  3.56
--------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements                2,006      55.8  5.56       938      20.4  4.39
Other short-term borrowings           7,012     167.6  4.81     1,877      49.4  5.30
Long-term debt                        5,909     216.3  7.36     1,825      53.4  5.91
--------------------------------------------------------------------------------------
Total interest bearing
  liabilities                        62,708  $1,534.4  4.92 %  27,831  $  533.1  3.86 %
--------------------------------------------------------------------------------------
Interest rate spread                                   2.21 %                    3.47 %
--------------------------------------------------------------------------------------
Noninterest bearing deposits          6,284                     3,138
Other liabilities                     6,213                       786
Shareholders' equity                  9,905                     2,189
--------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity               $85,110                   $33,944
======================================================================================
Net yield on average earning assets                    2.99 %                    3.94 %
Net yield on average total assets                      2.62                      3.68
======================================================================================
* Interest and rates are presented on a taxable equivalent basis.




                                                                      18.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit
     3  Registrant's By-Laws, as Amended to Date

   12.01 Computation of Ratio of Earnings to Fixed Charges
   12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(b) Reports on Form 8-K
    None




                                                                            19.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    HSBC USA Inc.
                                                    (Registrant)




Date: August 11, 2000                          /s/ Gerald A. Ronning
                                                  Gerald A.Ronning
                                         Executive Vice President & Controller
                                           (On behalf of Registrant and
                                            as Chief Accounting Officer)




                                                                            20.



                                                                 Exhibit 12.01



                              HSBC USA Inc.
            Computation of Ratio of Earnings to Fixed Charges
                      (in millions, except ratios)

-------------------------------------------------------------------------------
                                                      Six months ended June 30,
                                                            2000          1999
-------------------------------------------------------------------------------
Excluding interest on deposits

Net income                                                $  327         $ 235
Applicable income tax expense                                198           158
Less undistributed equity earnings                            33             2
Fixed charges:
  Interest on:
   Borrowed funds                                            223            70
   Long-term debt                                            216            53
  One third of rents, net of income from
   subleases                                                  11             7
-------------------------------------------------------------------------------
Total fixed charges                                          450           130
Earnings before taxes based on income
 and fixed charges                                        $  942         $ 521
-------------------------------------------------------------------------------

Ratio of earnings to fixed charges                          2.09          4.01
-------------------------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)                            $  450         $ 130
Add: Interest on deposits                                  1,095           410
-------------------------------------------------------------------------------
Total fixed charges and interest on deposits              $1,545         $ 540
-------------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                                 $  942         $ 521
Add: Interest on deposits                                  1,095           410
-------------------------------------------------------------------------------

Total                                                     $2,037         $ 931
-------------------------------------------------------------------------------

Ratio of earnings to fixed charges                          1.32          1.72
-------------------------------------------------------------------------------





                                                                            21.



                                                                 Exhibit 12.02



                              HSBC USA Inc.
       Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Dividends
                      (in millions, except ratios)

-------------------------------------------------------------------------------
                                                      Six months ended June 30,
                                                            2000          1999
-------------------------------------------------------------------------------
Excluding interest on deposits

Net income                                                $  327         $ 235
Applicable income tax expense                                198           158
Less undistributed equity earnings                            33             2
Fixed charges:
  Interest on:
   Borrowed funds                                            223            70
   Long-term debt                                            216            53
  One third of rents, net of income from
   subleases                                                  11             7
-------------------------------------------------------------------------------
Total fixed charges                                          450           130
Earnings before taxes based on income
 and fixed charges                                        $  942         $ 521
-------------------------------------------------------------------------------

Total fixed charges                                       $  450         $ 130
Preferred dividends                                           14             -
Ratio of pretax income to income
 after applicable income tax expense                        1.60          1.67
-------------------------------------------------------------------------------
Total preferred stock dividend factor                         22             -
Fixed charges, including preferred stock
 dividend factor                                          $  472         $ 130
-------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                                    2.00          4.01
-------------------------------------------------------------------------------


Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)                         $  472         $ 130
Add: Interest on deposits                                  1,095           410
-------------------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits                 $1,567         $ 540
-------------------------------------------------------------------------------

Earnings before taxes based on
 income and fixed charges (as above)                      $  942         $ 521
Add: Interest on deposits                                  1,095           410
-------------------------------------------------------------------------------
Total                                                     $2,037         $ 931
-------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                                    1.30          1.72
-------------------------------------------------------------------------------



                                                                           22.





                              HSBC USA INC.




                                 BY-LAWS

           (As Amended and Restated effective April 20, 2000)

                                                                           23.


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

Section 2.3 Special Meetings of Stockholders. At any time in the interval between annual meetings, a special meeting of the Corporation's stockholders may be called by the Chairman of the Board or the President or by a majority of the Corporation's Board of Directors by vote at a meeting or in writing (addressed to the Corporate Secretary of the Corporation) with or without a meeting. Special meetings of the Corporation's stockholders shall be called by the Corporate Secretary on the written request of stockholders of the Corporation entitled to cast at least 25 percent of all the votes entitled to be cast at the meeting. A stockholders' request for a special meeting shall state the purpose of the meeting and the matters proposed to be acted on at it. The Corporate Secretary shall inform the stockholders who make the request of the reasonably estimated costs of preparing and mailing a notice of meeting and, on payment of these costs to the Corporation, notify each stockholder entitled to notice of the meeting. Unless requested by stockholders entitled to cast a majority of all the votes entitled to be cast at the meeting, a special meeting need not be called to consider any matter which is substantially the same as a matter voted on at any special meeting of stockholders of the Corporation held in the preceding 12 months. Business transacted at any special meeting of stockholders shall be limited to the purpose stated in the notice thereof.

                                                                           24.


Section 2.4 Notice of Stockholders' Meetings; Waiver of Notice. Not less than 10 days nor more than 90 days before the date of every stockholders' meeting, the Corporate Secretary shall give to each stockholder entitled to vote at such meeting written notice stating the time and place of the meeting and, in the case of a special meeting or if notice of the purpose is required by statute, the purpose or purposes for which the meeting is called, either by mail or by presenting it to him personally or by leaving it at his residence or usual place of business. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the stockholder at his address as it appears on the records of the Corporation, with postage thereon prepaid. Notwithstanding the foregoing provisions, a waiver of notice in writing, signed by the person or persons entitled to such notice and filed with the records of the meeting, whether before or after the holding thereof, or actual attendance at the meeting in person or by proxy, shall be deemed equivalent to the giving of such notice to such persons.

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

                                                                           25.


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

Section 2.9 Advance Notice Provisions for Election of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.9 and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 2.9.

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

                                                                           26.


of electing directors, not later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

To be in proper written form, a stockholder's notice to the Corporate Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and address of such stockholder as they appear on the Corporation's books and of the beneficial owner, if any, on whose behalf the nomination is made, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder and such beneficial owner, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A of the Exchange Act and the rules and regulations promulgated thereunder.
Such notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.

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

Section 2.10 Advance Notice Provisions for Business to be Transacted at Annual Meeting. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 2.10 and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section 2.10.

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

                                                                           27.


To be in proper written form, a stockholder's notice to the Corporate Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address of such stockholder as they appear on the Corporation's books and of the beneficial owner, if any, on whose behalf the proposal is made, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder and such beneficial owner, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business, and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

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

                                                                           28.

Section 3.3 The business of the Corporation shall be managed by its Board, which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders. The directors shall choose from among their number a Chairman of the Board.

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

Section 3.8 Special Meetings of the Board may be called by the Chairman or the President upon notice to each director, either personally, by mail, by telex or by telegram. Special Meetings shall be called by the President or Secretary in like manner and on like notice upon the written request of three or more directors. Notice of the place, day and hour of every Special Meeting shall be given to each director at least twenty-four (24) hours before the time of the meeting, by delivering the same to him personally, by telephone, by telex, by telegraph, or by delivering the same at his residence or usual place of business, or, in the alternative, by mailing such notice at least seventy-two (72) hours before the time of the meeting, postage paid, and addressed to him at his last known post office address, according to the records of the Corporation. Unless required by the By-Laws or by resolution of the Board of Directors, no notice of any meeting of the Board of Directors need state the business to be transacted thereat. No notice of any meeting of the Board of Directors need be given to any director who attends, or to any director who, in writing executed and filed with the records of the meeting either before or after the holding thereof, waives such notice. Any meeting of the Board of Directors, Annual or Special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.

                                                                           29.


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

                                                                           30.


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

                               ARTICLE IV
                                OFFICERS

Section 4.1 The Corporation shall have a President, a Corporate Secretary and a Treasurer who shall be the Chief Financial Officer, and who need not be directors. The Corporation shall also have a Chairman of the Board and a Chairman of the Executive Committee, each of whom shall be directors. The Board shall designate who shall serve as Chief Executive Officer, who shall have general supervision of the business and affairs of the Corporation. The Corporation may also have one or more Vice-Presidents, assistant and subordinate officers, other officers not designated by these By-Laws, and agents as it shall deem necessary, none of whom need be a director. A person may hold more than one office in the Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation.

                                                                           31.


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

Section 4.4 President. The President shall be a director. The President may execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, contracts or other instruments, except in cases in which the execution thereof shall have been expressly delegated to some other officer or agent of the Corporation. In general, he shall perform such duties usually performed by a president of a corporation and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board.

Section 4.5 Chief Executive Officer. The Chief Executive Officer shall exercise general supervision over the policies and business affairs of the Corporation and the carrying out of the policies adopted or approved by the Board. The Chairman of the Board or the President may at the same time be appointed Chief Executive Officer. Except as otherwise provided by these By-Laws, he shall have power to determine the duties to be performed by the officers appointed as provided in Section 4.9 of these By-Laws, and to employ and discharge officers and employees. Except as otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or created by the Board. In the absence of the Chairman of the Board and the President, he shall preside at all meetings of the Board and of shareholders.

Section 4.6 Corporate Secretary. The Corporate Secretary shall attend all meetings of the stockholders and all meetings of the Board and record, or cause to be recorded, all the procedures of the meetings of the stockholders and the Board in books to be kept for that purpose. The Corporate Secretary may perform like duties for the standing committees when required. He shall, as required, give, or cause to be given, notice of all meetings of the stockholders and meetings of the Board. He shall have custody of the corporate seal of the Corporation and he, or a Deputy or Associate or Assistant Corporate Secretary, shall affix the same to any instrument which is required or desired to be under its seal and when so affixed, it may be attested by his signature or by the signature of such Deputy or Associate or Assistant Corporate Secretary. The Board may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. In general, the Corporate Secretary shall perform all duties incident to the office of a secretary of a corporation, and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board, the Chief Executive Officer or the President.

Section 4.7 Deputy Corporate Secretary, Associate Corporate Secretary and Assistant Corporate Secretary. The Deputy Corporate Secretary or the Associate Corporate Secretary or the Assistant Corporate Secretary, or if there be more than one, each of them, may, in the absence of the Corporate Secretary or during his inability or refusal to act, perform the duties and exercise the powers of the Corporate Secretary and shall perform such other duties and have such other powers as are from time to time assigned to each of them by the Board, the Chief Executive Officer, the President or the Corporate Secretary.

Section 4.8 Treasurer. The Treasurer shall be the Chief Financial Officer and shall have charge of and be responsible for all corporate funds and securities and shall keep, or cause to be kept, full

                                                                           32.


and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit, or cause to be deposited, all moneys and other valuable effects, in the name and to the credit of the Corporation, in such depositories as may from time to time be designated. He shall render to the Board, the Chief Executive Officer or the President, when so required, an account of the financial condition of the Corporation. In general, the Treasurer shall perform all the duties incident to the office of a treasurer of a corporation, and shall perform such other duties and may have such other powers as are from time to time assigned to him by the Board, the Chief Executive Officer or the President.

Section 4.9 Executive and Other Senior Officers. The Board shall by resolution determine from time to time those officers whose appointment shall require approval by the Board or a committee of the Board. Each such officer shall have such powers and duties as may be assigned by the Board, a committee of the Board, the President or the Chief Executive Officer.

Section 4.10 Other Officers. The President or the Chief Executive Officer or his designee may appoint all officers whose appointment does not require approval by the Board or a committee of the Board, and assign to them such titles, as from time to time may appear to be required or desirable to transact the business of the Corporation. Each such officer shall have such powers and duties as may be assigned by the Board, the President or the Chief Executive Officer.

Section 4.11 Tenure of Office. The Chairman of the Board, the President and the Chief Executive Officer shall hold office for the current year for which the Board was elected, unless they shall resign, become disqualified, or be removed. All other officers shall hold office until their successors have been appointed and qualify unless they shall resign, become disqualified or be removed. The Board shall have the power to remove the Chairman of the Board, the President and the Chief Executive Officer. The Board or the President or the Chief Executive Officer or his designee shall have the power to remove all other officers and employees. Any vacancy occurring in the offices of Chairman of the Board, President or Chief Executive Officer shall be filled promptly by the Board.

Section 4.12 Compensation. The Board shall by resolution determine from time to time the officers whose compensation will require approval by the Board or a committee of the Board. The Chief Executive Officer shall fix the compensation of all officers and employees whose compensation does not require approval by the Board.

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

                                                                           33.


Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                            LOST CERTIFICATES

Section 5.3 The Board may authorize a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

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

                           FIXING RECORD DATE

Section 5.6 The Board is hereby empowered to fix, in advance, date as the record date for the purpose of determining stockholders, or stockholders entitled to receive payment of any dividend or the allotment of any rights, or in order to make determination of stockholders for any other proper purpose. Such date in any case shall be not more than ninety (90) days, and in case of a meeting of stockholders, not less than ten (10) days, prior to the date of which the particular action, requiring such determination of stockholders is to be taken. In lieu of fixing a record date, the Board may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, twenty (20) days. If the stock transfer books are closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten (10) days immediately preceding such meeting.

                              STOCK LEDGER

Section 5.7 Original or duplicate stock ledgers, containing the name and addresses of the stockholders of the Corporation and the number of shares of each class held by them respectively, shall be kept at the offices of a transfer agent for the particular class of stock, within or without

                                                                           34.


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

                                                                           35.


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

                        RIGHT TO INDEMNIFICATION

Section 6.8 (a). Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or, while a director or officer of the Corporation is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an "Indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Annotated Code of Maryland, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section 6.8(b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or party thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board. The right to indemnification conferred in this Section 6.8

                                                                           36.


shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Annotated Code of Maryland so requires, an advancement of expenses incurred by an Indemnitee shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise.

      (b) Right of Indemnitee to Bring Suit. If a claim under paragraph (a) of this Section 6.8 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the Indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of such Indemnitee's undertaking the Indemnitee shall be entitled to be paid the expense of prosecuting or defending such suit. In any suit brought by the Indemnitee to enforce a right to indemnification hereunder it shall be a defense that, and in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the Indemnitee has not met the applicable standard of conduct set forth in the Annotated Code of Maryland. Neither the failure of the Corporation to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in the Annotated Code of Maryland, nor an actual determination by the Corporation that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the Indemnitee, be a defense to such suit. In any suit brought by the Indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking by the Indemnitee, the Corporation shall have the burden of proving that the Indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Section 6.8 or otherwise.

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

                                                                           37.


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

                              ARTICLE VIII

Section 8.1 Notwithstanding any other provision of the charter of the Corporation or these By-Laws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to the acquisition of all of the common stock, $5.00 par value per share, of the Corporation by HSBC Holdings plc, an English public limited company, pursuant to that certain Transaction Agreement and Plan of Merger, dated May 10, 1999, as amended by Amendment No. 1, dated November 8, 1999, and as may be further amended from time to time, by and among HSBC Holdings Plc, the Corporation, Safra Republic Holdings S.A., a societe anonyme organized and existing under the laws of Luxembourg, and RNYC Merger Corporation, a Maryland corporation, and to the other transactions contemplated thereby.

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