Form 10-Q
period 2000-09-30
HSBC USA INC /MD/
filed 2000-11-09
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended September 30, 2000

                 Commission file number 1-7436

                         HSBC USA INC.
     (Exact name of registrant as specified in its charter)

                      Maryland Corporation
                (State or other jurisdiction of
                 incorporation or organization)

                           13-2764867
              (I.R.S. Employer Identification No.)

           452 Fifth Avenue, New York, New York 10018
            (Address of principal executive offices)

                         (212) 525-6100
      Registrant's telephone number, including area code:

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

This report includes a total of 27 pages.



                                                          2.



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements                               Page

       Consolidated Balance Sheet
       September 30, 2000 and December 31, 1999                3

       Consolidated Statement of Income
       For The Quarter and Nine Months
       Ended September 30, 2000 and 1999                       4

       Consolidated Statement of Changes in
       Shareholders' Equity For The Nine Months
       Ended September 30, 2000 and 1999                       5

       Consolidated Statement of Cash Flows
       For The Nine Months Ended
       September 30, 2000 and 1999                             6

       Notes to Consolidated Financial Statements              7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        14


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     22

Signatures                                                    23



                                                                          3.

                                                                 HSBC USA Inc.
-----------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                   September 30,  December 31,
                                                           2000          1999
-----------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                        $   2,029,872    $   1,977,756
Interest bearing deposits with banks               6,557,518        4,234,668
Federal funds sold and securities
  purchased under resale agreements                2,629,177        2,318,361
Trading assets                                     5,276,584        4,526,988
Securities available for sale                     18,072,186       25,973,805
Securities held to maturity
  (fair value $4,540,714 and $4,811,695)           4,486,292        4,811,695
Loans                                             39,247,169       37,909,143
Less - allowance for credit losses                   558,337          659,603
-----------------------------------------------------------------------------
      Loans, net                                  38,688,832       37,249,540
Premises and equipment                               753,565          745,910
Accrued interest receivable                          877,600          778,363
Equity investments                                 2,581,682        2,540,927
Goodwill and other acquisition intangibles         3,254,459        3,307,147
Other assets                                       1,856,658        1,774,459
-----------------------------------------------------------------------------
Total assets                                   $  87,064,425    $  90,239,619
=============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                          $   5,626,408    $   6,003,813
  Interest bearing                                29,641,450       29,393,957
Deposits in foreign offices
  Noninterest bearing                                247,698          187,099
  Interest bearing                                19,636,623       20,865,022
-----------------------------------------------------------------------------
      Total deposits                              55,152,179       56,449,891
Trading account liabilities                        2,272,295        2,440,729
Short-term borrowings                             10,434,549        5,271,597
Interest, taxes and other liabilities              3,489,826        3,059,993
Payable to shareholders of acquired company                -        7,091,209
Subordinated long-term debt and perpetual
  capital notes                                    3,323,624        3,427,649
Guaranteed mandatorily redeemable securities         711,368          710,259
Other long-term debt                               1,666,760        1,747,131
-----------------------------------------------------------------------------
Total liabilities                                 77,050,601       80,198,458
-----------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                      500,000          500,000
Common shareholder's equity
  Common stock                                             4                4
  Capital surplus                                  8,924,925        8,920,113
  Retained earnings                                  554,513          671,578
  Accumulated other comprehensive income (loss)       34,382          (50,534)
-----------------------------------------------------------------------------
      Total common shareholder's equity            9,513,824        9,541,161
-----------------------------------------------------------------------------
Total shareholders' equity                        10,013,824       10,041,161
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity     $  87,064,425    $  90,239,619
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.





                                                                                      4.


                                                                           HSBC USA Inc.
----------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                               Quarter ended           Nine months ended
                                                September 30,               September 30,
                                           2000         1999           2000         1999
----------------------------------------------------------------------------------------
                                                          in thousands
Interest income
 Loans                            $     764,915 $    456,846   $  2,214,727 $  1,379,579
 Securities                             431,193       50,308      1,285,448      163,009
 Trading assets                          37,892       13,327         90,285       35,824
 Other short-term investments           131,406       59,601        406,969      152,918
----------------------------------------------------------------------------------------
Total interest income                 1,365,406      580,082      3,997,429    1,731,330
----------------------------------------------------------------------------------------
Interest expense
 Deposits                               594,473      215,591      1,689,199      625,455
 Short-term borrowings                  110,644       31,325        333,967      101,076
 Long-term debt                         101,032       27,657        317,352       81,104
----------------------------------------------------------------------------------------
Total interest expense                  806,149      274,573      2,340,518      807,635
----------------------------------------------------------------------------------------
Net interest income                     559,257      305,509      1,656,911      923,695
Provision for credit losses              29,000       22,500         85,000       67,500
----------------------------------------------------------------------------------------
Net interest income, after
 provision for credit losses            530,257      283,009      1,571,911      856,195
----------------------------------------------------------------------------------------
Other operating income
 Trust income                            20,776       12,554         63,319       38,662
 Service charges                         42,834       33,205        129,515       92,914
 Mortgage banking revenue                 7,739        6,086         22,903       26,076
 Other fees and commissions              71,778       41,933        225,468      122,972
 Trading revenues                        29,337        1,801        111,080        7,277
 Security gains                          11,706          (65)        12,451        7,241
 Earnings from equity investments        10,576          991         43,102        2,783
 Other income                            27,526       11,605         48,933       40,680
----------------------------------------------------------------------------------------
Total other operating income            222,272      108,110        656,771      338,605
----------------------------------------------------------------------------------------
Total income from operations            752,529      391,119      2,228,682    1,194,800
----------------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits         243,343      110,011        745,684      319,421
 Occupancy expense, net                  42,304       23,051        128,971       67,314
 Goodwill amortization                   44,417        6,994        131,878       26,347
 Other expenses                         147,885       60,303        422,594      197,637
----------------------------------------------------------------------------------------
Total operating expenses                477,949      200,359      1,429,127      610,719
----------------------------------------------------------------------------------------
Income  before taxes                    274,580      190,760        799,555      584,081
Applicable income tax expense            98,000       75,850        295,800      234,250
----------------------------------------------------------------------------------------
Net income                        $     176,580 $    114,910   $    503,755 $    349,831
========================================================================================
The accompanying notes are an integral part of the consolidated financial statements.







                                                                                         5.


                                                                               HSBC USA Inc.
--------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                  Nine months ended September 30,
                                                      2000                    1999
--------------------------------------------------------------------------------------------
                                                Share-     Compre-        Share-     Compre-
                                              holders'     hensive      holders'     hensive
                                               Equity       Income       Equity       Income
--------------------------------------------------------------------------------------------
                                                               in thousands
Preferred stock
Balance, January 1,                      $    500,000              $          - *
------------------------------------------------------               -----------
Balance, September 30,                        500,000                         -
------------------------------------------------------               -----------
Common stock
Balance, January 1,                                 4                         5
------------------------------------------------------               -----------
Balance, September 30,                              4                         5
------------------------------------------------------               -----------
Capital surplus
Balance, January 1,                         8,920,113                 1,806,563
Capital contribution from parent                4,812                     2,586
------------------------------------------------------               -----------
Balance, September 30,                      8,924,925                 1,809,149
------------------------------------------------------               -----------
Retained earnings
Balance, January 1,                           671,578                   377,179
Net income                                    503,755  $   503,755      349,831   $  349,831
Cash dividends declared:
  Preferred stock                             (20,820)                        -
  Common stock                               (600,000)                 (155,000)
------------------------------------------------------               -----------
Balance, September 30,                        554,513                   572,010
------------------------------------------------------               -----------
Accumulated other comprehensive income (loss)
Balance, January 1,                           (50,534)                   44,506
Change in unrealized gains (losses) on
  securities available for sale, net of
  taxes and reclassification adjustments      100,803                   (72,790)
Foreign currency translation adjustments,
  net of taxes                                (15,887)                        -
Change in accumulated other comprehensive
  income, net                                               84,916                   (72,790)
                                                          --------                 ---------
Comprehensive income                                   $   588,671                $  277,041
------------------------------------------------------   =========   -----------   =========
Balance, September 30,                         34,382                    (28,284)
------------------------------------------------------               -----------
Total shareholders' equity,
  September 30,                          $ 10,013,824               $  2,352,880
======================================================               ===========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.





                                                                                   6.


                                                                        HSBC USA Inc.
------------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                      Nine months ended September 30,

                                                                   2000         1999
------------------------------------------------------------------------------------
                                                                     in thousands
Cash flows from operating activities
  Net income                                               $    503,755  $   349,831
  Adjustments to reconcile net income to net cash
  provided  by operating activities
    Depreciation, amortization and deferred taxes               340,500       43,303
    Provision for credit losses                                  85,000       67,500
    Net change in other accrual accounts                        232,250       91,793
    Net change in loans originated for sale                  (1,471,028)     789,980
    Net change in trading assets and liabilities             (1,082,838)    (167,128)
    Other, net                                                 (205,142)     (67,806)
------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities       (1,597,503)   1,107,473
------------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks         (2,322,851)     106,034
  Net change in short-term investments                         (310,816)  (2,054,931)
  Purchases of securities                                   (11,755,627)  (1,900,500)
  Sales of securities                                         8,349,237    1,953,629
  Maturities of securities                                   12,168,844      796,194
  Payment to shareholders of acquired company                (7,091,209)           -
  Net originations and maturities of loans                      466,500     (284,667)
  Sales of loans                                                167,042            -
  Expenditures for premises and equipment                       (90,949)     (20,910)
  Cash used in acquisitions, net of cash acquired               (87,492)      (8,787)
  Other, net                                                   (194,162)    (118,345)
------------------------------------------------------------------------------------
      Net cash used by investing activities                    (701,483)  (1,532,283)
------------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                     (2,021,728)     385,882
  Net change in short-term borrowings                         5,162,952     (303,428)
  Issuance of long-term debt                                    594,219      200,132
  Repayment of long-term debt                                  (774,426)    (101,057)
  Capital contributions                                           4,812        2,587
  Dividends paid                                               (614,727)    (155,000)
------------------------------------------------------------------------------------
      Net cash provided (used) by financing activities        2,351,102       29,116
------------------------------------------------------------------------------------
Net change in cash and due from banks                            52,116     (395,694)
Cash and due from banks at beginning of period                1,977,756    1,262,423
------------------------------------------------------------------------------------
Cash and due from banks at end of period                   $  2,029,872  $   866,729
====================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




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



-----------------------------------------------------------------------------
                                    Historical       Amortization
                               ------------------              of
Nine months ended                 HSBC   Republic     Acquisition   Pro Forma
September 30, 1999             USA Inc.   NY Corp.    Adjustments    Combined
-----------------------------------------------------------------------------
                                            (in millions)
Net interest income            $   924    $   789        $   (15)    $  1,698
Provision for credit lossses        68         12              -           80
-----------------------------------------------------------------------------
Net interest income after
 provision for credit losses       856        777            (15)       1,618
Other operating income             339        509            (63)         785
-----------------------------------------------------------------------------
                                 1,195      1,286            (78)       2,403
Operating expenses                 611        857             99        1,567
-----------------------------------------------------------------------------
Income before taxes                584        429           (177)         836
Income tax expense (benefit)       234        113             (9)         338
-----------------------------------------------------------------------------
Net income                     $   350    $   316        $  (168)    $    498
-----------------------------------------------------------------------------




                                                          8.



As a result of the acquisition as of December 31, 1999 the
Company assumed certain liabilities associated with merging
Republic's operations with those of the Company and
recognized restructuring costs relating to the planned
severance of employees and exiting of businesses of the
Company.  The following table represents the activity in
these reserves through September 30, 2000.
----------------------------------------------------------------------------
                               Severance
                                 Related    Premises       Other       Total
----------------------------------------------------------------------------
                                                (in millions)
Liabilities assumed             $  133.9     $   9.7     $  14.0    $  157.6
Restructuring charges                5.7        21.0           -        26.7
----------------------------------------------------------------------------
Balance December 31, 1999          139.6        30.7        14.0       184.3
Payments                            50.9         1.0        12.1        64.0
----------------------------------------------------------------------------
Balance September 30, 2000      $   88.7     $  29.7     $   1.9    $  120.3
----------------------------------------------------------------------------




3.  Litigation

As described in Note 27 to the financial statements contained in the Company's Annual Report on Form 10-K for 1999 (the 1999 10-K) and Note 3 to the financial statements contained in the Company's Quarterly Report on Form 10-Q for the first quarter of 2000, the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton Note Matter (as defined in the 1999 10-K). Regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission, are continuing to investigate the Princeton Note Matter, including the activities of Republic New York Securities Corporation (RNYSC) and Republic New York Corporation (Republic) with respect to the Princeton Note Matter. In addition, in August 2000, an additional civil action arising from the Princeton Note Matter was commenced in the United States District Court for the Southern District of New York against RNYSC, the Company (as successor to Republic) and HSBC Bank USA (as successor to Republic National Bank of New York) (together the Republic Parties). That action, entitled Eichi Takagi and Koei Shoji, Ltd. v. HSBC USA Inc., et. al., alleges unpaid notes of approximately $2.1 million and $1.21 million on behalf of an individual and corporation and asserts common law claims, claims under the federal securities laws, the Commodities Exchange Act and the Racketeer Influenced and Corrupt Organizations Act (RICO). The action seeks compensatory and punitive damages and treble damages under the RICO statute. The temporary stay in these civil actions that was previously reported ended in September 2000 and discovery proceedings have commenced. It is not possible to assess the outcome of these proceedings at present. The Republic Parties intend to defend vigorously against these claims.

                                                          9.


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



                                                         10.


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

5.  Pledged Financial Instruments

At September 30, 2000, securities, loans and other assets carried at $12.3 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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

The Personal Banking Segment provides an extensive array of products and services including installment and revolving term loans, deposits, branch services and domestic private banking products (mutual funds, estate planning and other investment management services). These products are marketed to individuals through the branch banking network.
Residential mortgage lending


                                                         11.


provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail originations offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

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


                                                         12.


---------------------------------------------------------------------------------------------------
                                                Segments
                          ---------------------------------------------------
                                         Corporate/                Investment
                          Commercial  Institutional    Personal     Banking/
                             Banking        Banking     Banking      Markets       Other      Total
---------------------------------------------------------------------------------------------------
                                              (in millions)
Nine months ended September 30, 2000

Net interest income         $    430        $   113    $    791     $    321     $     2   $  1,657
Other operating income            90             70         268          257         (28)       657
---------------------------------------------------------------------------------------------------
  Total income                   520            183       1,059          578         (26)     2,314
Operating expenses               249             66         594          274         246      1,429
---------------------------------------------------------------------------------------------------
  Pretax income (loss)
  before provision for
  credit losses                  271            117         465          304        (272)       885
Provision for
 credit losses                    75              7          52           (5)        (44)        85
---------------------------------------------------------------------------------------------------
  Pretax income (loss)           196            110         413          309        (228)       800
Taxes/preferred dividends         59             33         124           93           8        317
---------------------------------------------------------------------------------------------------
Net income (loss)after
 preferred dividends             137             77         289          216        (236)       483
---------------------------------------------------------------------------------------------------

Average assets                14,077          5,714      20,014       42,412       2,990     85,207
Average liabilities/equity    10,084          5,168      29,151       34,161       6,643     85,207
---------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999

Net interest income         $    264       $     84    $    522    $      21     $    33   $    924
Other operating income            63             55         203            4          14        339
---------------------------------------------------------------------------------------------------
  Total income                   327            139         725           25          47      1,263
Operating expenses               138             44         392            6          31        611
---------------------------------------------------------------------------------------------------
  Pretax income (loss)
  before provision for
  credit losses                  189             95         333           19          16        652
Provision for
 credit losses                    20              5          56            -         (13)        68
---------------------------------------------------------------------------------------------------
  Pretax income                  169             90         277           19          29        584
Taxes/preferred dividends         67             36         111            8          12        234
---------------------------------------------------------------------------------------------------
Net income after
preferred dividends              102             54         166           11          17        350
---------------------------------------------------------------------------------------------------

Average assets                 7,365          3,781      12,485        8,374       2,035     34,040
Average liabilities/equity     5,962          1,982      16,146        6,975       2,975     34,040
---------------------------------------------------------------------------------------------------




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


                                                         13.


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

FAS 133, as amended, is effective for the Company beginning January 1, 2001. Adoption is not expected to have a material financial statement impact. At transition, all derivatives will be recognized on the balance sheet at current market value. It is expected that certain of the derivative contracts currently accounted for as hedges, including many of those with most significant market valuations will continue to be accounted for as hedges under FAS 133. Based upon current market rates, the net transition amount is expected to be less than $10.0 million. It is noted that market values are subject to change based upon fluctuations in interest rates and market conditions. We will continue to mitigate economic risks with derivatives, which will result in increased volatility in earnings, related to the timing of their recognition, in certain future periods.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). FAS 140 replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without consideration.

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. However, the provisions of FAS 140 concerning the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral are effective for the Company for year ending December 31, 2000. FAS 140 is to be applied prospectively with certain exceptions. Adoption is not expected to have a material impact on the Company's financial statements.



                                                         14.


Management's Discussion and Analysis of Financial Condition and Results of Operations

HSBC USA Inc. (the Company) reported third quarter 2000 net income of $176.6 million, compared with $114.9 million in the third quarter of 1999. For the first nine months of 2000, net income was $503.8 million compared with $349.8 million for the first nine months of last year. Net income plus goodwill amortization was $695.9 million for the first nine months of 2000 compared with $376.2 million for the first nine months of 1999. The largest factor contributing to the increased net income between 2000 and 1999 was the acquisition of Republic New York Corporation (Republic) on December 31, 1999. Republic had consolidated total assets of $46.9 billion and deposits of $29.9 billion on December 31, 1999.

Net Interest Income

Net interest income for the third quarter of 2000 was $559.3 million compared with $305.5 million for the third quarter of 1999. For the first nine months of 2000, net interest income was $1,656.9 million compared with $923.7 million for the first nine months of 1999. The Republic acquisition was the principal factor contributing to the increase.

Interest income was $1,365.4 million in the third quarter of 2000 compared with $580.1 million in the third quarter of 1999. Average earning assets were $74.8 billion for the third quarter of 2000 compared with $32.0 billion a year ago. The average rate earned on earning assets was 7.30% for the third quarter of 2000 compared with 7.19% a year ago. Interest income was $3,997.4 million for the first nine months of 2000 compared with $1,731.3 million in the first nine months of 1999. Average earning assets were $74.8 billion for the first nine months of 2000 compared with $31.8 billion for the first nine months of 1999. The average rate earned on earning assets was 7.17% for the first nine months of 2000 compared with 7.28% a year ago.

Interest expense for the third quarter of 2000 was $806.1 million compared with $274.6 million in the third quarter of 1999. Average interest bearing liabilities for the third quarter of 2000 were $62.8 billion, compared with $28.0 billion a year ago. The average rate paid on interest bearing liabilities was 5.10% compared with 3.90% a year ago. Interest expense for the first nine months of 2000 was $2,340.5 million compared with $807.6 million in the first nine months of 1999. Average interest bearing liabilities for the first nine months of 2000 were $62.8 billion, compared with $27.9 billion a year ago. The average rate paid on interest bearing liabilities was 4.98% for the first nine months of 2000 compared with 3.87% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 2000 was 2.65%, compared with 3.55% a year ago. The taxable equivalent net yield on average total assets for the first nine months of



                                                         15.


2000 was 2.63%, compared with 3.63% a year ago. The reduced yield earned from 1999 relates primarily to higher levels of lower yielding treasury assets and higher costing deposits as a result of the Republic acquisition.

Other Operating Income

Total other operating income was $222.3 million in the third quarter of 2000, compared with $108.1 million in the 1999 third quarter. For the first nine months of 2000, total operating income was $656.8 million compared with $338.6 million for the first nine months of 1999. Fee income categories of trust, service charges and other fees and commissions were up 65.7% during the first nine months of 2000 compared with the first nine months of 1999, primarily as a result of the Republic acquisition. Mortgage banking revenue declined in 2000 due to lower gains on sales of mortgages compared with 1999.


Republic was an active participant in trading activities
including derivatives, foreign exchange and precious metals.
The following table presents information related to trading
revenues.
---------------------------------------------------------------------
Nine months ended September 30                   2000           1999
---------------------------------------------------------------------
                                                    (in millions)
Derivatives                                  $   27.7        $   (.2)
Foreign exchange                                 76.3            4.5
Precious metals                                   2.5              -
Trading account profits and commissions           4.6            3.0
---------------------------------------------------------------------
Total trading revenue                        $  111.1        $   7.3
---------------------------------------------------------------------


Earnings from equity investments for the nine months ended
September 30, 2000 includes $38.2 million earned from the Company's 49% ownership in HSBC Republic Holdings
(Luxembourg) S.A. (HSBC Republic), formerly Safra Republic
Holdings S.A. This amount includes goodwill amortization expense of $60.3 million as well as a gain of $12.2 million on the redemption of debentures.

Other Operating Expenses

Other operating expenses were $477.9 million in the 2000 third quarter compared with $200.4 million for the 1999 third quarter. The expense increase relates directly to the Republic acquisition. Other operating expenses were $1,429.1 million for the first nine months of 2000 compared with $610.7 million a year ago. Operating expenses included $21.7 million and $42.2 million in the third quarter and first nine months of 2000, respectively, in restructuring costs relating to integration activities associated with the Republic acquisition. Since the acquisition was accounted for as a purchase, goodwill was recognized and amortization of goodwill increased to $131.9 million for the first nine months of 2000 compared with $26.3 million in the first nine months of 1999. The cost:income ratio, excluding goodwill amortization and restructuring costs was 51.2% in the third quarter of 2000 and 52.7% for the first nine months of 2000, compared with 46.7% and 46.3% for the same periods of 1999, respectively.



                                                         16.

Income Taxes

The effective tax rate was 37% in the first nine months of 2000 compared with 40% in the same period of 1999. The deferred tax asset at September 30, 2000 was $39.2 million compared with $120.7 million at December 31, 1999.



Asset Quality

The following table provides a summary of the allowance for credit losses and nonaccruing loans.

----------------------------------------------------------------------------------------
                                   3RD        3RD     9 Months         Year    9 Months
                               Quarter    Quarter        Ended        Ended       Ended
                                  2000       1999      9/30/00     12/31/99     9/30/99
----------------------------------------------------------------------------------------
                                               (in millions)
Allowance for Credit Losses
 Balance at beginning
  of period                   $  636.2   $  371.6     $  659.6     $  379.7    $  379.7
 Allowance related to
  acquired (sold) companies       (8.5)         -        (12.0)       290.2         1.1
 Provision charged to income      29.0       22.5         85.0         90.0        67.5
 Net charge offs                 (98.3)     (25.8)      (173.8)      (100.3)      (80.0)
 Translation adjustment            (.1)         -          (.5)           -           -
----------------------------------------------------------------------------------------
 Balance at end of period     $  558.3   $  368.3     $  558.3     $  659.6    $  368.3
----------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------
                                  September 30,       December 31,         September 30,
                                          2000               1999                  1999
----------------------------------------------------------------------------------------
                                                   (in millions)
Nonaccruing Loans
  Balance at end of period            $  299.1           $  343.5              $  293.9
  As a percent of loans outstanding        .76 %              .91 %                1.25 %

Nonperforming Loans and Assets *
  Balance at end of period            $  317.6           $  357.5              $  296.2
  As a percent of total assets             .36 %              .40 %                 .86 %

Allowance Ratios
  Allowance for credit losses as
   a percent of:
     Loans                                1.42 %             1.74 %                1.56 %
     Nonaccruing loans                  186.68             192.01                125.32
----------------------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.



Provisions for credit losses were $29.0 million in the third quarter of 2000 compared with $22.5 million in the third quarter of 1999. Provisions for credit losses for the first nine months of 2000 were $85.0 million compared with $67.5 million during the same period of 1999. Net charge offs in the credit card portfolio were $15.0 million and $17.5 million in the third quarter of 2000 and 1999, respectively, and $45.8 million and $56.5 million in the first nine months of 2000 and 1999, respectively. The delinquency rate for the credit card portfolio was 3.64% at September 30, 2000, compared with 3.41% at December 31, 1999 and 3.58% at September 30, 1999.



                                                         17.


Net charge offs on commercial loans were $79.7 million and $6.4 million in the third quarter of 2000 and 1999, respectively, and $121.2 million and $10.1 million in the first nine months of 2000 and 1999, respectively.
Commercial charge offs in 2000 included reduction in certain credits reported as impaired at December 31, 1999 and charge offs on three large credits. While credit quality has generally been stable, we have seen a deterioration in credit quality of leveraged commercial loans.

The Company identified impaired loans totaling $163 million at September 30, 2000, of which $62 million had a specific credit loss allowance of $31 million. At December 31, 1999, impaired loans were $216 million of which $110 million had a specific credit loss allowance of $65 million.

Derivative Financial Instruments

The Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At September 30, 2000, $64.5 billion notional value of such positions, with an estimated positive fair value of approximately $53 million were outstanding. At December 31, 1999, $40.9 billion notional value of such positions, with an estimated positive fair value of $170 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets and for speculative purposes, as hedges in conjunction with the acquired precious metals businesses, foreign exchange trading activities and to facilitate customer transactions. These derivatives are carried at fair value. At September 30, 2000, $252.0 billion notional value of such positions with an estimated negative fair value of $112 million were outstanding. At December 31, 1999, $220.2 billion of notional value of such positions with an estimated negative fair value of $22 million were outstanding.

The Company controls the credit risk associated with these positions by dealing with investment grade counterparties including other members of the HSBC Group, obtaining collateral where appropriate and by using master netting agreements where available.

Liquidity

The Company maintains a strong liquidity position which was further enhanced by the Republic acquisition. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $600 million at September 30, 2000. Wholesale liabilities increased to $30.3 billion at September 30, 2000 compared with $26.9 billion at December 31, 1999. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.



                                                         18.


Capital

Total common shareholder's equity was $9.5 billion at September 30, 2000, approximately the same level as December 31, 1999.

Under risk-based capital guidelines, the Company's capital ratios were 12.82% at the Tier 1 level and 14.17% at the total capital level at September 30, 2000. These ratios compared with 13.42% at the Tier 1 level and 15.53% at the total capital level at December 31, 1999.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.91% at September 30, 2000 compared with 23.41% at December 31, 1999. Based on period end assets, the ratio was 8.48% at December 31, 1999.

Acquisitions

The Company purchased the banking operations of Chase
Manhattan Bank, Panama on August 1, 2000 for $115 million.
The branch operations had $730 million in assets and net book value of $33 million. The acquisition was accounted for as a purchase transaction. Assets acquired and liabilities assumed were recorded at their estimated fair values.

As a separate transaction, the Company plans to purchase the branches of HSBC Bank plc in Panama. These branches had approximately $540 million in assets and net book value of $15 million at March 31, 2000. This transaction is expected to occur in the fourth quarter of 2000.

Recent Developments

As part of the integration of Republic into the Company (the acquisition of which was completed by HSBC on December 31,
1999), including the integration of Republic's overseas activities with the foreign operations of HSBC, various transactions have either taken place or are proposed to be undertaken within the fourth quarter of 2000 and subsequent quarters in 2001. To date various operations of foreign branches and subsidiaries of the Company have been transferred to foreign operations of HSBC, such as the transfer of a branch in Tokyo to the Asia Pacific operations of HSBC. Such plans also involve the reorganization of the private banking business of HSBC outside the Americas to operate through one global private banking organization in Switzerland and operating in various locations throughout the world.

In conjunction with the private banking reorganization, the Company will distribute its 49% ownership interest in HSBC
Republic as a return of capital to its parent. Thereafter, the private banking operations of HSBC Republic will be transferred to the global private banking organization. In addition, the Company will transfer certain other private banking operations, primarily in Asia, in exchange for shares in the newly formed global private banking business.
The 49% ownership interest in HSBC Republic currently has a book value of approximately $2.5 billion, and is deducted from regulatory capital



                                                         19.


for the purpose of calculating the total capital ratio of the Company. After the completion of the transaction, the Company will continue to be well capitalized, as defined by U.S. banking regulators. These plans are subject to U.S.
regulatory approval.


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


                                                                                  20.

                                                                        HSBC USA Inc.
-------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                   Third Quarter 2000         Third Quarter 1999
                                 Balance  Interest  Rate    Balance  Interest  Rate
-------------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                     $ 4,107  $   71.1  6.88 % $  1,346    $ 18.3  5.40 %
Federal funds sold and
  securities purchased under
  resale agreements                3,638      60.3  6.60      3,097      41.3  5.29
Trading assets                     5,698      37.9  2.66        974      13.4  5.49
Securities                        22,819     437.4  7.63      3,370      50.3  5.93
Loans
  Domestic
    Commercial                    18,062     350.9  7.73     10,491     205.3  7.76
    Consumer
        Residential mortgages     15,028     281.4  7.49      9,240     162.5  7.03
        Other consumer             2,608      80.6 12.31      2,428      70.3 11.49
-------------------------------------------------------------------------------------
      Total domestic              35,698     712.9  7.94     22,159     438.1  7.84
  International                    2,799      52.2  7.43      1,083      19.2  7.05
-------------------------------------------------------------------------------------
      Total loans                 38,497     765.1  7.91     23,242     457.3  7.81
-------------------------------------------------------------------------------------
Total earning assets              74,759  $1,371.8  7.30 %   32,029    $580.6  7.19 %
-------------------------------------------------------------------------------------
Allowance for credit losses         (619)                      (374)
Cash and due from banks            1,969                        982
Other assets                       8,949                      1,591
-------------------------------------------------------------------------------------
Total assets                     $85,058                    $34,228
=====================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                        $ 2,901  $    7.3  1.00 %  $ 2,245    $  5.1  0.91 %
Consumer savings deposits         10,209      71.6  2.79      5,682      36.2  2.53
Other consumer time deposits       8,931     121.8  5.43      6,892      79.9  4.60
Commercial, public savings
 and other time deposits           7,110      87.9  4.92      4,067      36.3  3.54
Deposits in foreign offices       19,384     305.9  6.28      4,751      58.1  4.85
-------------------------------------------------------------------------------------
Total interest bearing deposits   48,535     594.5  4.87     23,637     215.6  3.62
-------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             1,828      28.5  6.24        915      11.4  4.96
Other short-term borrowings        6,736      82.1  4.85      1,556      19.9  5.07
Long-term debt                     5,742     101.0  7.00      1,846      27.7  5.94
-------------------------------------------------------------------------------------
Total interest bearing
 liabilities                      62,841  $  806.1  5.10 %   27,954    $274.6  3.90 %
-------------------------------------------------------------------------------------
Interest rate spread                                2.20 %                     3.29 %
-------------------------------------------------------------------------------------
Noninterest bearing deposits       6,123                      3,041
Other liabilities                  6,201                        938
Shareholders' equity               9,893                      2,295
-------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity            $85,058                    $34,228
=====================================================================================
Net yield on average earning assets                 3.01 %                     3.79 %
Net yield on average total assets                   2.65                       3.55
=====================================================================================
* Interest and rates are presented on a taxable equivalent basis.



                                                                                      21.


                                                                            HSBC USA Inc.
-----------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                       Nine Months 2000          Nine Months 1999
                                   Balance  Interest  Rate    Balance  Interest  Rate
-----------------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
 with banks                        $ 4,569  $  233.3  6.82 % $  1,778  $   70.1  5.27 %
Federal funds sold and
 securities purchased under
 resale agreements                   3,484     173.6  6.66      2,176      82.8  5.09
Trading assets                       5,218      90.4  2.31        877      35.9  5.46
Securities                          23,454   1,304.1  7.43      3,656     163.2  5.97
Loans
 Domestic
   Commercial                       18,105   1,035.2  7.64     10,470     621.7  7.94
   Consumer
     Residential mortgages          14,180     782.4  7.36      9,399     491.1  6.97
     Other consumer                  2,583     217.6 11.25      2,441     216.3 11.85
----------------------------------------------------------------------------------------
   Total domestic                   34,868   2,035.2  7.80     22,310   1,329.1  7.97
 International                       3,203     180.3  7.52      1,020      51.8  6.79
----------------------------------------------------------------------------------------
   Total loans                      38,071   2,215.5  7.77     23,330   1,380.9  7.91
----------------------------------------------------------------------------------------
Total earning assets                74,796  $4,016.9  7.17 %   31,817  $1,732.9  7.28 %
----------------------------------------------------------------------------------------
Allowance for credit losses           (645)                      (381)
Cash and due from banks              1,834                      1,051
Other assets                         9,222                      1,553
----------------------------------------------------------------------------------------
Total assets                       $85,207                    $34,040
========================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                          $ 2,868  $   21.0  0.98 % $  2,238  $   15.2  0.91 %
Consumer savings deposits           10,438     208.7  2.67      5,674     106.7  2.51
Other consumer time deposits         8,421     325.3  5.16      6,855     237.5  4.63
Commercial, public savings
 and other time deposits             7,370     289.4  5.25      4,087     110.4  3.61
Deposits in foreign offices,
 primarily banks                    18,937     844.8  5.96      4,487     155.7  4.64
----------------------------------------------------------------------------------------
Total interest bearing deposits     48,034   1,689.2  4.70     23,341     625.5  3.58
----------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements               1,947      84.3  5.77        930      31.8  4.58
Other short-term borrowings          6,919     249.7  4.82      1,769      69.2  5.23
Long-term debt                       5,853     317.3  7.24      1,832      81.1  5.92
----------------------------------------------------------------------------------------
Total interest bearing
 liabilities                        62,753  $2,340.5  4.98 %   27,872  $  807.6  3.87 %
----------------------------------------------------------------------------------------
Interest rate spread                                  2.19 %                     3.41 %
----------------------------------------------------------------------------------------
Noninterest bearing deposits         6,230                      3,106
Other liabilities                    6,323                        837
Shareholders' equity                 9,901                      2,225
----------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity              $85,207                    $34,040
========================================================================================
Net yield on average earning assets                  2.99 %                      3.89 %
Net yield on average total assets                    2.63                        3.63
========================================================================================
* Interest and rates are presented on a taxable equivalent basis.




                                                         22.


Part II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibit
     3     Amendment to the Registrant's Certificate of Incorporation
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(b) Reports on Form 8-K
    None



                                                         23.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         HSBC USA Inc.
                                          (Registrant)




Date: November 8, 2000               /s/ Gerald A. Ronning
                                        Gerald A.Ronning
                                   Executive Vice President &
                                           Controller
                                  (On behalf of Registrant and
                                  as Chief Accounting Officer)




                                                                       24.


                                                            Exhibit 12.01



                           HSBC USA Inc.
         Computation of Ratio of Earnings to Fixed Charges
                    (in millions, except ratios)
--------------------------------------------------------------------------
                                           Nine months ended September 30,
                                                      2000           1999
--------------------------------------------------------------------------
Excluding interest on deposits

Net income                                        $    504       $    350
Applicable income tax expense                          296            234
Less undistributed equity earnings                      43              3
Fixed charges:
  Interest on:
   Borrowed funds                                      334            101
   Long-term debt                                      317             81
 One third of rents, net of income
  from subleases                                        17             11
--------------------------------------------------------------------------
Total fixed charges                                    668            193
Earnings before taxes based on income
 and fixed charges                                $  1,425       $    774
--------------------------------------------------------------------------

Ratio of earnings to fixed charges                    2.13           4.01
--------------------------------------------------------------------------
Including interest on deposits

Total fixed charges (as above)                    $    668       $    193

Add: Interest on deposits                            1,689            625
--------------------------------------------------------------------------
Total fixed charges and interest on deposits         2,357            818
--------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                            1,425            774
Add: Interest on deposits                            1,689            625
--------------------------------------------------------------------------

Total                                             $  3,114       $  1,399
--------------------------------------------------------------------------

Ratio of earnings to fixed charges                    1.32           1.71
--------------------------------------------------------------------------



                                                                       25.

                                                            Exhibit 12.02



                             HSBC USA Inc.
          Computation of Ratio of Earnings to Fixed Charges
                     (in millions, except ratios)
--------------------------------------------------------------------------
                                           Nine months ended September 30,
                                                    2000             1999
--------------------------------------------------------------------------
Excluding interest on deposits

Net income                                      $    504         $    350
Applicable income tax expense                        296              234
Less undistributed equity earnings                    43                3
Fixed charges:
  Interest on:
   Borrowed funds                                    334              101
   Long-term debt                                    317               81
 One third of rents, net of income
  from subleases                                      17               11
--------------------------------------------------------------------------
Total fixed charges                                  668              193
Earnings before taxes based on income
 and fixed charges                                 1,425              774
--------------------------------------------------------------------------


Total fixed charges                                  668              193
Preferred dividends                                   21                -
Ratio of pretax income to income
 after applicable income tax expense                1.59             1.67
--------------------------------------------------------------------------
Total preferred stock dividend factor                 33                -
Fixed charges, including preferred stock
 dividend factor                                $    701         $    193
--------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                            2.03             4.01
--------------------------------------------------------------------------

Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)               $    701         $    193
Add: Interest on deposits                          1,689              625
--------------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits          2,390              818
--------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                          1,425              774
Add: Interest on deposits                          1,689              625
--------------------------------------------------------------------------

Total                                           $  3,114         $  1,399
--------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                            1.30             1.71
--------------------------------------------------------------------------



                                                          26.

                                                   Exhibit 3


                        HSBC USA INC.

                    ARTICLES OF AMENDMENT


       HSBC USA INC., a Maryland corporation, having its principal office in Baltimore City, Maryland (which is hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland (the "Department") that:

       FIRST: The Charter of the Corporation is hereby amended as follows:

       Article SECOND, Section 10 of the Articles
Supplementary of the Corporation dated December 16, 1999 and filed with the Department on December 16, 1999 containing the terms of the Series X Preferred Stock of the Corporation is amended in its entirety to read as follows:

           10. Transferability. No holders of shares of Series X Preferred Stock may transfer or assign shares of Series X Preferred Stock held by such holder, in whole or in part, except to The Toronto-
       Dominion Bank, CT Financial Services Inc. or to any direct or indirect wholly-owned subsidiary of The
       Toronto-Dominion Bank organized under the laws of Canada or any Province thereof or under the laws of the United States of America, any State thereof or the District of Columbia, or to any other party the Corporation may approve in writing in its sole and absolute discretion without any requirement that the Corporation be reasonable in the exercise of such discretion.

       SECOND: The foregoing amendment to the Charter of the Corporation does not increase the authorized capital stock of the Corporation.

       THIRD: The foregoing amendment to the Charter of the Corporation has been advised by the Board of Directors and approved by the stockholders of the Corporation.

       IN WITNESS WHEREOF, HSBC USA INC. has caused these presents to be signed in its name and on its behalf by its Executive Vice President and witnessed by its Assistant
Corporate Secretary on September 26, 2000.

WITNESS:                         HSBC USA INC.



By: /s/ Helen Kujawa             By: /s/  Gerald A. Ronning
    -------------------              -----------------------
    Assistant Corporate              Executive Vice President
    Secretary


                                                         27.


      THE UNDERSIGNED, Executive Vice President of HSBC USA INC., who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.


                                     /s/  Gerald A. Ronning
                                     ------------------------
                                     Executive Vice President