Form 10-K
period 2000-12-31
HSBC USA INC /MD/
filed 2001-03-23
CIK 83246

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                          Commission file number 1-7436

                                  HSBC USA Inc.
             (Exact name of registrant as specified in its charter)

                                452 Fifth Avenue
                            New York, New York 10018
                    (Address of principal executive offices)

                            Telephone: (212) 525-6100

  IRS Employer Identification No.:                     State of Incorporation:
            13-2764867                                          Maryland

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

                Yes   X                              No
                     ---                                ---

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

================================================================================

                     This page is intentionally left blank.

TABLE OF CONTENTS

                                                                            Page
Part I
--------------------------------------------------------------------------------

 1.         Business                                                          4
 2.         Properties                                                        6
 3.         Legal Proceedings                                                 6
 4.         Submission of Matters to a Vote of Security Holders               6


Part II
--------------------------------------------------------------------------------

 5.         Market for the Registrant's Common Equity and
             Related Stockholder Matters                                      6
 6          Selected Financial Data                                           7
 7.         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10
 7A.        Quantitative and Qualitative Disclosures About
             Market Risk                                                     31
 8.         Financial Statements and Supplementary Data                      37
 9.         Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                             79


Part III
--------------------------------------------------------------------------------

10.         Directors and Executive Officers of the Registrant               79
11.         Executive Compensation                                           83
12.         Security Ownership of Certain Beneficial Owners
             and Management                                                  85
13.         Certain Relationships and Related Transactions                   86


Part IV
--------------------------------------------------------------------------------

14.         Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                     87

PART I


Item 1. Business

HSBC USA Inc. (the Company) is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 2000, the Company had assets of $83.0 billion and employed approximately 14,200 full and part time employees.

All of the Company's common stock is owned by HSBC North America Inc. (HNAI), an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of HSBC Bank plc, The Hongkong and Shanghai Banking Corporation Limited (HongkongBank), and other financial services companies, is an international banking and financial services organization with major commercial and investment banking franchises operating in the Asia-Pacific region, Europe, the Americas, the Middle East and Africa. The principal executive offices of HSBC are located in London, England. HSBC, with assets of $674 billion at December 31, 2000, is one of the world's largest banking and financial services organizations.

The Company's principal subsidiary HSBC Bank USA (the Bank), had assets of $80.1 billion and deposits of $56.9 billion at December 31, 2000. The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank.

The Bank's domestic operations encompass the State of New York as well as two branches in Pennsylvania, seven branches in Florida and three branches in California. Selected commercial and consumer banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to individuals, including high-net-worth individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products. In addition to its domestic offices, the Bank maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Panama, Asia and Latin America.

On August 1, 2000, the Company purchased the banking operations of Chase Manhattan Bank, Panama (Chase Panama). The transaction was accounted for as a purchase. Accordingly, the results of Chase Panama are included with those of the Company for the period subsequent to the date of acquisition. The branch operations had over $750 million in assets and $720 million in deposit liabilities.

On December 31, 1999, HSBC acquired Republic New York Corporation (Republic), which it subsequently merged with the Company, and Safra Republic Holdings S.A., subsequently renamed HSBC Republic Holdings (Luxembourg) S.A. (HRH). As part of the integration of Republic into HSBC, various transactions have either taken place, or are planned to take place in 2001. Certain operations of non-U.S. branches and subsidiaries of the Company have been transferred to foreign operations of HSBC, such as the sale of a branch in Tokyo to the Asia Pacific operations of HSBC. Such plans also involve the reorganization of much of the international private banking business of HSBC outside the Americas (including operations owned by the Company and other HSBC members) to operate through one global private banking organization based in Switzerland and operating in various locations throughout the world.

PART I Continued


Item 1. Business  Continued

The Bank had a 49% investment in HRH, a holding company, principally engaged in international private banking and commercial banking with assets of $24.4 billion at December 31, 1999. HSBC held the remaining 51% ownership interest in HRH. In connection with HSBC's internal international private banking operations reorganization in December 2000, the Company distributed its interest in HRH to HNAI, its parent. The distribution, in the form of a return of capital in the amount of $2.8 billion, included its investment in a Bahamian subsidiary in addition to the $2.5 billion investment in HRH.

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

The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act), effective March 11, 2000, provides expanded opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer a more complete line of financial products and services. Further competitive pressures are anticipated from industry consolidations in the wake of the passage of the GLB Act. The GLB Act also requires banks, securities firms and insurance companies to adopt written privacy policies, which are designed to safeguard consumers' privacy, and to provide copies of those policies to their customers on or before July 1, 2001. The Company will be devoting significant resources in 2001 to this endeavor.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by the Federal Reserve. The Federal Reserve is required by law to take specific prompt actions with respect to financial institutions that do not meet minimum capital standards. Five capital standards have been identified, the highest of which is well-capitalized. A well-capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. The Company and the Bank's ratios at December 31, 2000 exceeded all ratios required for the well-capitalized category.

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

Item 2. Properties

The principal executive offices of the Company are located at 452 Fifth Avenue, New York, New York 10018, which is owned by the Bank. The principal executive offices of the Bank are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. The Bank has more than 420 other banking offices in New York State located in 50 counties, two branches in Pennsylvania, seven branches in Florida and three branches in California. Approximately 38% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. The Bank owns properties in: Buenos Aires, Argentina; Santiago, Chile; Panama City, Panama; Montevideo, Uruguay; Mexico City, Mexico and London, England.


Item 3. Legal Proceedings

The information contained in Note 26 to the Financial Statements on page 68 of this report is incorporated herein by reference.


Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Item 5.


P A R T  II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Since all common stock of the Company is owned by HSBC North America Inc., shares of the Company's common stock are not listed or traded on a securities exchange.

Item 6. Selected Financial Data

HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31, 1999. The acquisition was accounted for as a purchase by the Company so that the fair value of the assets and liabilities of Republic are included in balances at year end 1999. Accordingly, the results of operations of Republic are included with those of the Company for the period subsequent to the acquisition.

Year Ended December 31,                                    2000        1999        1998        1997        1996
                                                        ---------   ---------   ---------   ---------   --------
                                                                               in millions
Net interest income                                     $ 2,119.1   $ 1,225.9   $ 1,165.3   $ 1,173.4   $  961.8
                                                        ---------   ---------   ---------   ---------   --------
Securities transactions                                      28.8        10.1        13.8        17.4        7.9
Interest on Brazilian tax settlement                            -        13.1        32.7           -          -
Other operating income                                      803.6       440.8       413.6       342.0      303.0
                                                        ---------   ---------   ---------   ---------   --------
Total other operating income                                832.4       464.0       460.1       359.4      310.9
                                                        ---------   ---------   ---------   ---------   --------
Other operating expenses                                  1,905.9       827.9       780.2       781.4      656.8
Provision for credit losses                                 137.6        90.0        80.0        87.4       64.7
                                                        ---------   ---------   ---------   ---------   --------
Income before taxes                                         908.0       772.0       765.2       664.0      551.2
Applicable income tax expense                               340.5       308.3       238.1       193.0      171.0
                                                        ---------   ---------   ---------   ---------   --------
Net income                                              $   567.5   $   463.7   $   527.1   $   471.0   $  380.2
                                                        ---------   ---------   ---------   ---------   --------

Balances at year end (1)
Total assets                                            $  83,032   $  87,253   $  33,944   $  31,518   $ 23,630
Goodwill and other acquisition intangibles                  3,233       3,307         335         370        158
Long-term debt                                              5,097       5,885       1,748       1,708      1,080
Common shareholder's equity                                 6,843       6,728       2,228       2,039      1,875
Total shareholders' equity                                  7,343       7,228       2,228       2,039      1,973
Ratio of shareholders' equity to total assets               8.84%       8.28%       6.56%       6.47%      8.35%
                                                        ---------   ---------   ---------   ---------   --------
Selected financial data (1)(2)
Rate of return on
  Total assets                                               0.69%       1.35%       1.60%       1.62%      1.83%
  Total common shareholder's equity                          8.19       20.31       24.93       22.93      21.33
Total shareholders' equity to total assets                   8.56        6.67        6.44        7.14       8.90
                                                        ---------   ---------   ---------   ---------   --------

Quarterly Results of Operations
                                                         2000                                        1999
                                       ----------------------------------------    ---------------------------------------
                                        4th Q    3rd Q(3)  2nd Q(3)    1st Q(3)     4th Q      3rd Q      2nd Q      1stQ
                                       -------   -------   --------    --------    -------    -------    -------   -------
                                                                               in millions
Net interest income                    $ 523.9   $ 539.6   $  527.5    $ 528.1     $ 302.2    $ 305.5    $ 306.9   $ 311.3
                                       -------   -------   --------    -------     -------    -------    -------   -------
Securities transactions                   18.4       9.1        3.7       (2.4)        2.9       (0.1)       4.9       2.4
Interest on Brazilian tax settlement         -         -          -          -        13.1          -          -         -
Other operating income                   194.0     202.5      193.7      213.4       109.4      108.2      104.0     119.2
                                       -------   -------   --------    -------     -------    -------    -------   -------
Total other operating income             212.4     211.6      197.4      211.0       125.4      108.1      108.9     121.6
                                       -------   -------   --------    -------     -------    -------    -------   -------
Other operating expenses                 483.8     475.5      473.8      472.8       217.2      200.3      203.8     206.6
Provision for credit losses               31.0      50.6       28.0       28.0        22.5       22.5       22.5      22.5
                                       -------   -------   --------    -------     -------    -------    -------   -------
Income  before taxes                     221.5     225.1      223.1      238.3       187.9      190.8      189.5     203.8
Applicable income tax expense             83.0      84.4       83.7       89.4        74.0       75.9       76.0      82.4
                                       -------   -------   --------    -------     -------    -------    -------   -------
Net income                             $ 138.5   $ 140.7   $  139.4    $ 148.9     $ 113.9    $ 114.9    $ 113.5   $ 121.4
                                       =======   =======   ========    =======     =======    =======    =======   =======

(1) Balances for 1999 were restated to exclude investments to HSBC North America Inc. during 2000. See Note 1 for further discussion.
(2) Based on average daily balances.
(3) The 2000 quarterly results of operations as reported in the respective Form 10-Q's were restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis. Average balances for 1999 were restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.


                                                              2000
                                                  ---------------------------
                                                   Balance   Interest    Rate
                                                  --------  ---------    ----
Assets
Interest bearing deposits with banks              $  4,425  $   308.7    6.98%
Federal funds sold and securities purchased
 under resale agreements                             3,260      215.0    6.59
Trading assets                                       5,504      140.5    2.55
Securities                                          22,158    1,605.2    7.24
Loans
  Domestic
    Commercial                                      18,105    1,359.4    7.51
    Consumer
         Residential mortgages                      14,543    1,086.3    7.47
         Other consumer                              3,189      366.4   11.49
                                                  --------  ---------    ----
      Total domestic                                35,837    2,812.1    7.85
  International                                      3,129      261.7    8.37
                                                  --------  ---------    ----
      Total loans                                   38,966    3,073.8    7.89
                                                  --------  ---------    ----
Total earning assets                                74,313  $ 5,343.2    7.19%
                                                  --------  ---------    ----
Allowance for loan losses                             (606)
Cash and due from banks                              1,794
Other assets                                         7,288
                                                  --------  ---------    ----
Total assets                                      $ 82,789
                                                  ========  =========    ====
Liabilities and Shareholders' Equity
Interest bearing demand deposits                  $    676  $     8.0    1.18%
Consumer savings deposits                           12,462      313.5    2.52
Other consumer time deposits                         9,048      466.9    5.16
Commercial, public savings and other time deposits   7,188      358.3    4.98
Deposits in foreign offices                         19,586    1,186.8    6.06
                                                  --------  ---------    ----
Total interest bearing deposits                     48,960    2,333.5    4.77
                                                  --------  ---------    ----
Federal funds purchased and securities sold
 under repurchase agreements                         2,082      123.8    5.95
Other short-term borrowings                          6,575      320.9    4.88
Long-term debt                                       5,771      420.3    7.28
                                                  --------  ---------    ----
Total interest bearing liabilities                  63,388  $ 3,198.5    5.05%
                                                  --------  ---------    ----
Interest rate spread                                                     2.14%
                                                  --------  ---------    ----
Noninterest bearing deposits                         6,063
Other liabilities                                    6,248
Total shareholders' equity                           7,090
                                                  --------  ---------    ----
Total liabilities and shareholders' equity        $ 82,789
                                                  ========  =========    ====
Net yield on average earning assets                                      2.89%
                                                  --------  ---------    ----
Net yield on average total assets                                        2.59
                                                  ========  =========    ====


Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $38 million for 2000, $36 million for 1999 and $28 million for 1998.




SCHEDULE CONTINUED

                                                                 1999                                1998
                                                    ------------------------------     ------------------------------
                                                    Balance      Interest     Rate     Balance     Interest      Rate
                                                    --------    ---------     ----     --------    ---------     ----
                                                                 in millions
Assets
Interest bearing deposits with banks                $  1,795    $    97.0     5.40%    $  2,377    $   136.6     5.75%
Federal funds sold and securities purchased
 under resale agreements                               2,238        116.5     5.21        2,299        128.0     5.57
Trading assets                                           919         50.8     5.52          851         51.0     5.99
Securities                                             3,654        214.7     5.88        3,930        232.6     5.92
Loans
  Domestic
    Commercial                                        10,496        825.3     7.86        8,569        738.3     8.62
    Consumer
         Residential mortgages                         9,382        656.9     7.00        9,531        684.7     7.18
         Other consumer                                2,432        285.6    11.74        2,652        319.8    12.06
                                                    --------    ---------     ----     --------    ---------     ----
      Total domestic                                  22,310      1,767.8     7.92       20,752      1,742.8     8.40
  International                                        1,075         75.4     7.02          640         44.6     6.96
                                                    --------    ---------     ----     --------    ---------     ----
      Total loans                                     23,385      1,843.2     7.88       21,392      1,787.4     8.36
                                                    --------    ---------     ----     --------    ---------     ----
Total earning assets                                  31,991    $ 2,322.2     7.26%      30,849    $ 2,335.6     7.57%
                                                    --------    ---------     ----     --------    ---------     ----
Allowance for loan losses                               (379)                              (404)
Cash and due from banks                                1,046                              1,128
Other assets                                           1,572                              1,274
                                                    --------    ---------     ----     --------    ---------     ----
Total assets                                        $ 34,230                           $ 32,847
                                                    ========    =========     ====     ========    =========     ====
Liabilities and Shareholders' Equity
Interest bearing demand deposits                    $    248    $     2.3     0.91%    $    274    $     3.0     1.09%
Consumer savings deposits                              7,620        172.9     2.27        7,321        183.1     2.50
Other consumer time deposits                           6,808        308.4     4.53        6,369        336.1     5.28
Commercial, public savings and other time deposits     4,265        153.3     3.59        3,244        134.2     4.13
Deposits in foreign offices                            4,584        216.0     4.71        4,074        211.0     5.18
                                                    --------    ---------     ----     --------    ---------     ----
Total interest bearing deposits                       23,525        852.9     3.63       21,282        867.4     4.08
                                                    --------    ---------     ----     --------    ---------     ----
Federal funds purchased and securities sold
 under repurchase agreements                             951         45.2     4.75          917         48.1     5.24
Other short-term borrowings                            1,618         84.4     5.21        2,717        156.1     5.74
Long-term debt                                         1,867        111.7     5.98        1,469         96.1     6.54
                                                    --------    ---------     ----     --------    ---------     ----
Total interest bearing liabilities                    27,961    $ 1,094.2     3.91%      26,385    $ 1,167.7     4.45%
                                                    --------    ---------     ----     --------    ---------     ----
Interest rate spread                                                          3.35%                              3.11%
                                                    --------    ---------     ----     --------    ---------     ----
Noninterest bearing deposits                           3,111                              3,665
Other liabilities                                        873                                683
Total shareholders' equity                             2,285                              2,114
                                                    --------    ---------     ----     --------    ---------     ----
Total liabilities and shareholders' equity          $ 34,230                           $ 32,847
                                                    ========    =========     ====     ========    =========     ====
Net yield on average earning assets                                           3.84%                              3.79%
                                                    --------    ---------     ----     --------    ---------     ----
Net yield on average total assets                                             3.59                               3.56
                                                    ========    =========     ====     ========    =========     ====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported pretax income of $908.0 million for 2000 compared with $772.0 million in 1999. Pretax income after adding back goodwill amortization was $1,084.2 million in 2000 compared with $805.3 million in 1999. Return on average common shareholder's equity was 8.19% in 2000 and 20.31% in 1999.

The largest factor contributing to the increased net income between 2000 and 1999 was the acquisition of Republic New York Corporation (Republic) on December 31, 1999. The acquisition was accounted for as a purchase by the Company. The fair value of the assets and liabilities of Republic were included in the balance sheet of the Company as of December 31, 1999. Accordingly, the results of operations of Republic are included with those of the Company for the period subsequent to the acquisition.

Republic engaged in five principal lines of business: private banking; consumer financial services; lending; treasury; and markets. Republic National Bank of New York (Republic Bank) had 83 branches in the greater New York metropolitan area, where it was the third-largest deposit taking institution, and 7 branches in Florida, as well as 36 branches, representative offices or wholly owned subsidiaries in Latin America, the Caribbean, Europe and Asia. Republic was a world leader in banknotes and bullion trading and provided the fifth-largest factoring service in the United States. In addition, it had significant international private banking operations in New York, Miami, Los Angeles and Asia. At December 31, 1999 Republic had total assets of $46.9 billion, deposits of $29.9 billion and common shareholders' equity of $2.9 billion. Republic's net income for 1999 was $418 million. See page 30 for additional analysis of Republic.

In December 2000, as part of an internal international reorganization of the HSBC Group's global private banking operations, the Company distributed its 49% interest in HSBC Republic Holdings (Luxembourg) S.A. (HRH) from the Bank to its parent HSBC North America Inc. (HNAI). The distribution, in the form of a return of capital of $2.8 billion, included its investment in HSBC Investments (Bahamas) Limited in addition to the $2.5 billion investment in HRH. The assets transferred were acquired as a part of the acquisition and merger of Republic New York Corporation (Republic) on December 31, 1999. See Note 2, Acquisitions.

The divestitures were accounted for as transfers of assets between companies under common control at historical cost. The entities involved were acquired in conjunction with the Republic merger. The accompanying consolidated financial statements and related notes reflect a restatement of the December 31, 1999 consolidated balance sheets of the Company and the Bank to exclude the transferred assets and liabilities as though they had not been acquired (depooling). Restatement of the 1999 income statement was not required as no income or expenses from Republic were included in the reported results.

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

A detailed review comparing 2000 operations with 1999 and 1998 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 37.

EARNINGS PERFORMANCE REVIEW


Net Interest Income

Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

                                             Increase(Decrease)                     Increase(Decrease)
                                   ---------------------------------    ------------------------------------------
                                     2000         Amount        %         1999        Amount     %          1998
                                   --------      --------    -------    --------      ------    ----      --------
                                                                     in millions
Interest income                    $5,343.2      $3,021.0      130.1    $2,322.2      $(13.4)    (.6)     $2,335.6
Interest expense                    3,198.5       2,104.3      192.3     1,094.2       (73.5)   (6.3)      1,167.7
                                   --------      --------    -------    --------      ------    ----      --------
Net interest income -
 taxable equivalent basis           2,144.7         916.7       74.6     1,228.0        60.1     5.1       1,167.9
Taxable equivalent
 adjustment                            25.6          23.5    1,102.6         2.1         (.5)  (17.5)          2.6
                                   --------      --------    -------    --------      ------    ----      --------
Net interest income                $2,119.1      $  893.2       72.9    $1,225.9      $ 60.6     5.2      $1,165.3
                                   --------      --------    -------    --------      ------    ----      --------
Average earning assets             $ 74,313      $ 42,322      132.3    $ 31,991      $1,142     3.7      $ 30,849
Average nonearning assets             8,476         6,237      278.6       2,239         241    12.0         1,998
                                   --------      --------    -------    --------      ------    ----      --------
Average total assets               $ 82,789      $ 48,559      141.9    $ 34,230      $1,383     4.2      $ 32,847
                                   --------      --------    -------    --------      ------    ----      --------
Net yield on:
 Average earning assets                2.89%        (.95)%    (24.7)        3.84%        .05%    1.3          3.79%
 Average total assets                  2.59        (1.00)     (27.9)        3.59         .03      .8          3.56
                                   ========      ========    =======    ========      ======    ====      ========

Net interest income was $2,144.7 million in 2000 compared with $1,228.0 million in 1999. The Republic acquisition was the principal factor contributing to the increase in net interest income and average assets. The decrease in net yield in 2000 from 1999 was primarily due to a higher concentration of lower yielding treasury assets and higher costing foreign deposits as a result of the Republic acquisition.

The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".

Net Interest Income Components Including Volume/Rate Analysis

                                              2000 Compared to 1999                1999 Compared to 1998
                                                Increase(Decrease)                   Increase(Decrease)
                                        -------------------------------    ---------------------------------------
                                          2000      Volume        Rate       1999      Volume    Rate       1998
                                        --------   --------     -------    --------    ------   -------   --------
                                                                     in millions
Interest income:
Interest bearing deposits
 with banks                            $   308.7    $  176.6    $  35.1    $   97.0    $(31.8)  $  (7.8)  $  136.6
Federal funds sold and
 securities purchased under
 resale agreements                         215.0        62.1       36.4       116.5      (3.3)     (8.2)     128.0
Trading assets                             140.5       130.3      (40.6)       50.8       3.9      (4.1)      51.0
Securities                               1,605.2     1,329.4       61.1       214.7     (16.2)     (1.7)     232.6
Loans:
  Domestic:
     Commercial                          1,359.4       572.9      (38.8)      825.3     155.6     (68.6)     738.3
     Consumer
        Residential mortgages            1,086.3       382.8       46.6       656.9     (10.6)    (17.2)     684.7
        Credit card receivables            180.1        (1.3)      (5.5)      186.9     (21.0)     (4.2)     212.1
        Other consumer                     186.3        72.3       15.3        98.7      (6.7)     (2.3)     107.7
  International                            261.7       169.3       17.0        75.4      30.5        .3       44.6
                                        --------    --------    -------    --------    ------   -------   --------
Total interest income                    5,343.2     2,894.4      126.6     2,322.2     100.4    (113.8)   2,335.6
                                        --------    --------    -------    --------    ------   -------   --------
Interest expense:
Interest bearing demand deposits             8.0         4.9         .8         2.3       (.2)      (.5)       3.0
Consumer savings and
 other time deposits                       780.4       253.8       45.3       481.3      27.0     (64.9)     519.2
Commercial and public savings
 and other time deposits                   358.3       131.1       73.9       153.3      38.3     (19.2)     134.2
Deposits in foreign offices              1,186.8       892.8       78.0       216.0      25.0     (20.0)     211.0
Short-term borrowings                      444.7       312.6        2.5       129.6     (55.2)    (19.4)     204.2
Long-term debt                             420.3       279.5       29.1       111.7      24.3      (8.7)      96.1
                                        --------    --------    -------    --------    ------   -------   --------
Total interest expense                   3,198.5     1,874.7      229.6     1,094.2      59.2    (132.7)   1,167.7
                                        --------    --------    -------    --------    ------   -------   --------
Net interest income -
 taxable equivalent basis               $2,144.7    $1,019.7    $(103.0)   $1,228.0    $ 41.2   $  18.9   $1,167.9
                                        ========    ========    =======    ========    ======   =======   ========

The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.


Average Balances and Interest Rates

Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. The Republic acquisition was the principal factor contributing to the increase in net interest income, average assets and liabilities and shareholders' equity for 2000. The favorable volume variance for residential mortgages also reflects loan growth achieved for 2000. The overall rate environment for 2000 was higher than 1999, with an approximate 1.2% increase in average prime rate and a 1.1% increase in average LIBOR rate year-to-year. The unfavorable rate variances for trading assets, domestic commercial loans and credit card receivables for 2000 compared to 1999 reflect the impact of lower yielding Republic assets. The rate variance for short-term borrowings for 2000 compared to 1999 similarly reflects the impact of lower rate Republic liabilities.

Other Operating Income

Other operating income was $832.4 million in 2000 compared with $464.0 million in 1999 and $460.1 million in 1998.

                                             Increase(Decrease)                      Increase(Decrease)
                                      -----------------------------        ---------------------------------------
                                       2000        Amount      %            1999      Amount        %        1998
                                      ------       ------   -------        ------     ------      -----     ------
                                                                      in millions
Trust income                          $ 84.9       $ 32.7      62.6        $ 52.2     $  4.9       10.4     $ 47.3
Service charges                        172.3         43.7      33.9         128.6       13.2       11.5      115.4
Mortgage banking revenue                32.5          2.0       6.7          30.5      (12.6)     (29.4)      43.1
Letter of credit fees                   53.5         21.0      64.6          32.5        6.6       25.5       25.9
Credit card fees                        56.0          9.4      20.4          46.6        2.3        5.1       44.3
Other fee-based income                 131.8         75.7     134.9          56.1        7.5       15.5       48.6
Investment product fees                 59.0         26.6      82.1          32.4        5.7       21.3       26.7
Interest on Brazilian
 tax settlement                            -        (13.1)        -          13.1      (19.6)     (59.8)      32.7
Other income                            73.4         21.5      41.5          51.9       (6.7)     (11.4)      58.6
                                      ------       ------   -------        ------     ------      -----     ------
Nontrading income                      663.4        219.5      49.5         443.9        1.3         .3      442.6
                                      ------       ------   -------        ------     ------      -----     ------
Trading revenues                       140.2        130.2   1,300.0          10.0        6.3      170.6        3.7
Securities transactions                 28.8         18.7     185.6          10.1       (3.7)     (27.1)      13.8
                                      ------       ------   -------        ------     ------      -----     ------
Total other operating income          $832.4       $368.4      79.4        $464.0     $  3.9         .8     $460.1
                                      ======       ======   =======        ======     ======      =====     ======


     Nontrading Income

Nontrading income was $663.4 million in 2000 compared with $443.9 million in 1999. The Republic acquisition was the principal factor contributing to the increase. In addition, increases in trust income, investment product fees and insurance income reflect growth achieved in our domestic wealth management business. Mortgage banking revenue for 2000 increased only slightly as a result of lower gains on sale of mortgages due to the higher interest rate environment and competitive pricing pressures. The Company received interest of $13.1 million and $32.7 million in 1999 and 1998, respectively, as a result of the settlement of previously disallowed income tax credits on Brazilian debt. Other income in 1999 included a gain on the sale of a student loan business of $15.0 million.

     Total Trading Revenues


Trading revenues are generated by the Company's participation in the foreign exchange and precious metal markets, from trading derivative contracts, including interest rate swaps, and trading securities. The following table presents the components of total trading revenues. The product diversification data in the table below includes net interest income earned/(paid) on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions. The Republic acquisition was the principal factor contributing to the increase for 2000. Overall market conditions for 2000 were stable. During the second half of 2000, the flatter yield curve reduced opportunities in some markets.

                                               2000           1999         1998
                                              ------         -----        -----
                                                         in millions
Trading revenues                              $140.2         $10.0        $ 3.7
Net interest income                             52.1           4.6          8.0
                                              ------         -----        -----
Total trading related revenues                $192.3         $14.6        $11.7
                                              ======         =====        =====

Product diversification:
  Foreign exchange                            $ 94.9         $ 6.2        $ 5.5
  Precious metals                               51.7             -            -
  Trading account profits and commissions       45.7           8.4          6.2
                                              ------         -----        -----
Total trading related revenues                $192.3         $14.6        $11.7
                                              ======         =====        =====


     Securities Transactions

Securities transactions during 2000 resulted in net gains of $28.8 million compared with net gains of $10.1 million in 1999. These gains resulted from the sale of investments classified as available for sale and from the redemption of certain held to maturity securities. Securities were sold as a result of the rationalization of portfolios in light of the Republic acquisition.

Other Operating Expenses

                                              Increase(Decrease)                      Increase(Decrease)
                                       -------------------------------     ---------------------------------------
                                         2000        Amount        %        1999       Amount        %       1998
                                       --------     --------     -----     ------      ------      ----     ------
                                                                      in millions
Salaries and employee benefits         $  979.6     $  558.3     132.5     $421.3       $11.0       2.7     $410.3
Net occupancy                             169.0         80.0      89.9       89.0         (.4)      (.5)      89.4
Equipment and software                    121.1         67.4     125.6       53.7         2.3       4.4       51.4
Goodwill amortization                     176.2        142.9     428.6       33.3        (4.4)    (11.7)      37.7
Marketing                                  34.3          9.9      40.9       24.4         3.0      13.7       21.4
Outside services                          105.4         56.3     114.9       49.1        (1.7)     (3.5)      50.8
Professional fees                          38.4         16.3      73.7       22.1         2.4      12.5       19.7
Other real estate and
 owned asset expense                        (.5)        13.4      96.1      (13.9)        3.2      19.1      (17.1)
Other                                     282.4        133.5      89.7      148.9        32.3      27.7      116.6
                                       --------     --------     -----     ------       -----      ----     ------
Total other operating expenses         $1,905.9     $1,078.0     130.2     $827.9       $47.7       6.1     $780.2
                                       --------     --------     -----     ------       -----      ----     ------
Personnel - average number               14,415        5,509      61.9      8,906         (32)      (.4)     8,938
                                       ========     ========     =====     ======       =====      ====     ======

Other operating expenses were $1,905.9 million in 2000 compared with $827.9 million in 1999. The increase over 1999 was due primarily to the Republic acquisition. Included in total other operating expenses for 2000 were $85.0 million of restructuring costs related to the Republic acquisition compared with $26.7 million in 1999. See Note 2, Acquisitions, on pages 47 through 49 for further discussion. Additional expenses were also incurred in 2000 to support growth in our domestic wealth management business, as well as information technology related initiatives including a comprehensive internet banking product for personal banking customers. Average staffing levels (full time equivalents) were 14,415 in 2000 compared with 8,906 in 1999. Other real estate and owned asset expense in 2000 and 1999 benefited from gains on disposals of properties.


Provision for Credit Losses

Provision for credit losses was $137.6 million in 2000 compared with $90.0 million in 1999. Net charge offs in the credit card portfolio were $60.2 million and $74.9 million in 2000 and 1999, respectively. Commercial loan net charge offs were $166.3 million in 2000 compared with $8.7 million in 1999. Although the overall quality of the portfolio remains sound, there was some deterioration in the quality of leveraged credits in 2000. These constitute a small portion of total loans.

An analysis of the allowance for credit losses and the provision for credit losses begins on page 26.


Income Taxes

The Company recognized income tax expense of $340.5 million and $308.3 million in 2000 and 1999, respectively.

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The Company has a valuation allowance for the portion of the Company's net deductible temporary differences which are not expected to be realized. At December 31, 2000, the Company had a net deferred tax asset of $92.4 million, as compared with a net deferred tax asset of $120.7 million at December 31, 1999.


Business Segments

As a result of the Republic acquisition, the Company altered its business segments that it uses to manage operations as of January 1, 2000. Prior year disclosures have been conformed to the presentation of current segments. The Company has four distinct segments that it uses for management reporting: commercial banking, corporate and institutional banking, personal banking and investment banking and markets. A description of each segment and the methodologies used to measure financial performance are included in Note 24, Business Segments, to the financial statements. The following summarizes the results for each segment.

                                                                   Average Liabilities/
                                     Average Assets                        Equity                   Pretax Income
                             -----------------------------    ----------------------------    ----------------------
                               2000       1999       1998       2000       1999      1998      2000     1999    1998
                             -------    -------    -------    -------    -------   -------    -----     ----    ----
Segments:                                                            in millions
Commercial banking           $14,219    $ 7,411    $ 6,782    $ 9,715    $ 6,065   $ 5,495    $ 249     $215    $216
Corporate/institutional
 banking                       5,703      3,799      1,940      4,814      2,258     1,440      113      132      78
Personal banking              20,527     12,452     12,835     27,931     16,169    15,852      503      374     392
Investment banking/
 markets                      38,990      8,401      9,323     30,922      6,816     7,160      310       25      26
Other                          3,350      2,167      1,967      9,407      2,922     2,900     (267)      26      53
                             -------    -------    -------    -------    -------   -------    -----     ----    ----
Total                        $82,789    $34,230    $32,847    $82,789    $34,230   $32,847    $ 908     $772    $765
                             =======    =======    =======    =======    =======   =======    =====     ====    ====

The principal factor contributing to the increase in total average assets, liabilities and equity and pretax income for 2000 was the Republic acquisition. The decrease in pretax income for corporate/institutional banking segment compared with 1999 reflects a higher provision for credit losses. The increase in pretax income for personal banking segment compared with 1999 reflects growth achieved in our domestic wealth management business. The pretax loss for 2000 in the other segment includes $85.0 million of restructuring costs and $146.1 million of goodwill amortization related to the Republic acquisition.

The acquisition of commercial loans from the HongkongBank late in 1998 contributed to the increase in 1999 pretax income for the corporate/ institutional banking segment compared with 1998. Pretax income for 1999 in the personal banking segment included a gain of $15.0 million on the sale of a student loan business while 1998 included gains of $28.1 million from the sale of certain credit card portfolios. Pretax income for 1999 in the other segment included a $13.1 million Brazilian tax settlement compared with a $32.7 million settlement for 1998.

BALANCE SHEET REVIEW


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

The Company employs a combination of market rate risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis, gap analysis and Value at Risk (VaR) to assess the sensitivity of its earnings and capital positions to changes in interest rates. In addition, VaR, stress testing and other analyses are used for trading activities. These techniques take into consideration all on-balance sheet and off-balance sheet items. In dynamic simulation modeling, the primary technique currently used, reactions to a range of possible future positive and negative interest rate movements are projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. The optionality of some instruments such as mortgage backed securities and the mortgage loan portfolio is taken into consideration. VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically 10 days) and given a certain confidence level (99%). Management of market risk is further discussed on page 31.

The Company maintains a strong liquidity position. The size and stability of the deposit base are complemented by the maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at December 31, 2000. Wholesale liabilities increased to $18,498 million at December 31, 2000 from $17,237 million a year ago. The Company also has strong liquidity as a result of a high level of assets available for immediate sale or pledge including securities available for sale, trading assets, mortgages and other assets.

Diversification is also a principle employed in asset/liability management. The Company is an active participant in international banking markets. Managing this activity requires diversification of the risks among many countries and counterparties throughout the world. Liabilities, which are primarily interest bearing deposits and other purchased funds, are obtained from both domestic and international sources. These sources of funds represent a wide range of depositors, mostly individuals, and product types. The stability of the funding base is enhanced by the diversification of the funding sources.

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) as amended by FAS 137 and FAS 138. FAS 133 requires that all derivative financial instruments be recognized at fair value on the balance sheet. To the extent these derivatives qualify for special hedge accounting under FAS 133, changes in their value may be offset by the corresponding mark to market of hedged assets, liabilities or firm commitments or for forecasted transactions, deferred as component of shareholder's equity until the transaction occurs. The ineffective portion of the change in value of a derivative in a qualifying hedge relationship and derivative contracts that do not qualify for hedge accounting under FAS 133 are recognized currently in earnings.

Increased earnings volatility will result from the on-going mark to market of certain economically viable derivative contracts that did not satisfy the requirements of FAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.


Interest Rate Sensitivity

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

To help manage the risks associated with changes in interest rates, and to optimize net interest income within ranges of interest rate risk that management considers acceptable, the Company uses off-balance sheet derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific on-balance sheet assets and liabilities.

The following table shows the repricing structure of assets and liabilities as of December 31, 2000. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.

                                                                     Interest Bearing Funds
                                             Noninterest     ------------------------------------------
                                               Bearing         0-90      91-180     181-365      Over 1
December 31, 2000                               Funds          Days       Days        Days        Year      Total
                                             -----------     -------     ------     -------     -------    -------
                                                                           in millions
Assets                                         $ 8,221       $37,697     $3,252     $ 4,422     $29,440    $83,032
Liabilities and shareholders'
 equity                                         15,970        43,431      4,173       5,159      14,299     83,032
                                               -------       -------     ------     -------     -------    -------
Effect of derivative contracts                       -         1,329      4,137      (3,336)     (2,130)         -
                                               -------       -------     ------     -------     -------    -------
Gap position                                   $(7,749)      $(4,405)    $3,216     $(4,073)    $13,011          -
                                               =======       =======     ======     =======     =======    =======

Liabilities and shareholders' equity at year-end 2000 include time deposits of $100,000 or more with maturity dates as follows: $2,880 million, 0-90 days; $799 million, 91-180 days; $613 million, 181-365 days, and $228 million over 1 year.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 31 through 33 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.


Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

                                                                           One            Over One           Over
                                                                           Year            Through           Five
December 31, 2000                                                        or Less         Five Years          Years
                                                                         -------         ----------         ------
                                                                                        in millions
Domestic:
  Construction and mortgage loans                                        $   965             $2,584         $2,097
  Other business and financial                                             7,972              4,309            270
International                                                              2,945                318            251
                                                                         -------             ------         ------
Total                                                                    $11,882             $7,211         $2,618
                                                                         =======             ======         ======
Loans with fixed interest rates                                          $ 6,156             $2,603         $2,576
Loans having variable interest rates                                       5,726              4,608             42
                                                                         -------             ------         ------
Total                                                                    $11,882             $7,211         $2,618
                                                                         =======             ======         ======

The table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year-end 2000.


Securities Portfolios

Debt securities that the Company has the ability and intent to hold to maturity are reported at amortized cost. Securities acquired principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income and reported as a separate component of shareholders' equity.

The following table is an analysis of the carrying values of the securities portfolios at the end of each of the last three years. The Company did not hold any securities in the held to maturity category at December 31, 1998.

                                                                                                  Held to
                                                          Available for Sale                      Maturity
                                                    --------------------------------        --------------------
December 31,                                          2000        1999         1998          2000          1999
                                                    -------     -------       ------        ------        ------
                                                                            in millions
U.S. Treasury                                       $   323     $ 1,522       $1,580        $    -        $    -
U.S. Government agency obligations                    9,119      16,383        1,913         3,530         4,092
Obligations of U.S. states and
 political subdivisions                                   -           -            -           718           666
Other domestic debt securities                        4,653       4,435          569            12            12
Foreign debt securities                               2,555       1,805            -             -             -
Equity securities                                       687         472          176             -             -
                                                    -------     -------       ------        ------        ------
Total                                               $17,337     $24,617       $4,238        $4,260        $4,770
                                                    =======     =======       ======        ======        ======

Equity securities in the table above include Federal Reserve Bank and Federal Home Loan Bank stock totaling $463 million at December 31, 2000, $238 million at December 31, 1999 and $156 million at December 31, 1998.

The following table reflects the distribution of maturities of debt securities held at year-end 2000 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 2000. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.


Securities - Contractual Final Maturities and Yield

                                      Within              After One             After Five              After
                                       One                but Within            but Within               Ten
Taxable                                Year               Five Years            Ten Years               Years
equivalent                        ---------------       ---------------       ---------------      ---------------
basis                             Amount    Yield       Amount    Yield       Amount    Yield      Amount    Yield
--------------------------        ------    -----       ------    -----       ------    -----      ------    -----
                                                                 in millions
Available for sale:
  U.S. Treasury                     $ 11     6.11%      $  150     5.16%      $  161     4.34%     $    1     6.65%
  U.S. Government agency              85     6.66        1,507     6.08          305     6.92       7,222     6.93
  Foreign debt securities            381     3.50          778     6.99          963     8.98         433     7.61
  Other debt securities              419     5.25        1,332     6.69          885     6.91       2,017     7.25
                                    ----     ----       ------     ----       ------     ----      ------     ----
Total fair value                    $896     4.65%      $3,767     6.45%      $2,314     7.59%     $9,673     7.03%
                                    ----     ----       ------     ----       ------     ----      ------     ----
Total amortized cost                $896                $3,768                $2,291               $9,523
                                    ====     ====       ======     ====       ======     ====      ======     ====

Held to maturity:
  U.S. Government agency            $ 11     7.86%      $   54     7.97%      $  566     7.32%     $3,027     7.64%
  Obligations of U.S.
   states and political
   subdivisions                       22     3.48           46     5.07          118     5.21         561     5.56
  Other debt securities                -        -            -       -             1     7.50          11     6.57
                                    ----     ----       ------     ----       ------     ----      ------     ----
Total fair value                    $ 33     4.94%      $  100     6.62%      $  685     6.96%     $3,599     7.31%
                                    ----     ----       ------     ----       ------     ----      ------     ----
Total amortized cost                $ 33                $   99                $  662               $3,466
                                    ====     ====       ======     ====       ======     ====      ======     ====

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

The Risk Management Committee is responsible for oversight of the credit risk profile of the loan portfolio. The Chief Credit Officer is responsible for the design and management of the credit function including monitoring and making changes, where appropriate, to written credit policies.

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


Loans Outstanding

The following table provides a breakdown of major loan categories as of year end for the past five years.

                                                           2000         1999         1998        1997          1996
                                                         -------      -------      -------     -------       -------
                                                                                in millions
Domestic:
  Commercial:
     Construction and mortgage loans                     $ 5,646      $ 5,648      $ 3,096     $ 2,235       $ 2,085
     Other business and financial                         12,551       12,002        7,803       5,811         5,094
  Consumer:
     Residential mortgages                                15,836       13,241        9,467      10,008         3,632
     Credit card receivables                               1,232        1,290        1,291       1,780         1,939
     Other consumer loans                                  1,640        1,231        1,319       1,179         1,433
                                                         -------      -------      -------     -------       -------
                                                          36,905       33,412       22,976      21,013        14,183
                                                         -------      -------      -------     -------       -------
International:
  Government and official institutions                       302          444          331         345           359
  Banks and other financial institutions                     852          727          622          65            95
  Commercial and industrial                                2,359        3,747          120         199            55
                                                         -------      -------      -------     -------       -------
                                                           3,513        4,918        1,073         609           509
                                                         -------      -------      -------     -------       -------
Total loans                                              $40,418      $38,330      $24,049     $21,622       $14,692
                                                         =======      =======      =======     =======       =======

In the fourth quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC's commercial banking activities in the U.S., the Company acquired a commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

In the third quarter of 2000, the Company purchased the banking operations of Chase Manhattan Bank, Panama. Approximately $390 million of consumer and $220 million of commercial loans were acquired from Chase Panama.

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

During 2000, certain operations of non-U.S. branches and subsidiaries of the Company were transferred to foreign operations of HSBC. Over $1 billion of international loans were transferred or sold to other HSBC entities.

International loans to banks and other financial institutions included $297 million and $107 million at year ends 2000 and 1999, respectively, to the HSBC Group. With respect to other business and financial commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at December 31, 2000.


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

Risk Elements in the Loan Portfolio at Year End

                                                               2000        1999      1998       1997         1996
                                                              ------       ----     -----      -----        -----
                                                                                in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                                               $  35       $ 83     $ 104      $ 129        $ 176
    Other domestic loans                                         372        255       233        181          181
                                                              ------       ----     -----      -----        -----
      Subtotal                                                   407        338       337        310          357
  International                                                   16          6         -          1            -
                                                              ------       ----     -----      -----        -----
Total nonaccruing loans                                          423        344       337        311          357
Other real estate and owned assets                                21         14         9         12           14
                                                              ------       ----     -----      -----        -----
Total nonaccruing loans, other real estate
 and owned assets                                              $ 444       $358     $ 346      $ 323        $ 371
                                                              ======       ====     =====      =====        =====
Ratios:
  Nonaccruing loans to total loans                              1.05%       .90%     1.40%      1.44%        2.43%
  Nonaccruing loans, other real estate
   and owned assets to total assets                              .53        .41      1.02       1.02         1.57
                                                              ------       ----     -----      -----        -----
Accruing loans contractually past due 90 days or
 more as to principal or interest (all domestic):
  Residential real estate mortgages                           $    -       $ 13     $   2      $   1        $  12
  Credit card receivables                                          1          1         5         33           35
  Other consumer loans                                            12          3        10         10           12
  All other                                                       29         23        13         13           16
                                                              ------       ----     -----      -----        -----
Total accruing loans contractually past
 due 90 days or more                                           $  42       $ 40     $  30      $  57        $  75
                                                              ======       ====     =====      =====        =====

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

Nonaccruing loans at December 31, 2000 totaled $423 million compared with $344 million a year ago. Of the nonaccruing loans at December 31, 2000 over 34% are less than 30 days past due as to cash payment of principal and interest. Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $8 million, $32 million and $21 million at December 31, 2000, 1999 and 1998, respectively. Cash payments received on loans on nonaccruing status during 2000, or since loans were placed on nonaccruing status, whichever was later, totaled $47 million, $24 million of which was recorded as interest income and $23 million as reduction of loan principal.

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

The Company identified impaired loans totaling $224 million at December 31, 2000 of which $109 million had an allocation from the allowance of $46 million. At December 31, 1999, identified impaired loans were $216 million, of which $110 million had an allocation from the allowance of $64 million.

Cross-Border Net Outstandings

The following table presents total cross-border net outstandings in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Cross-border net outstandings are amounts payable to the Company by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposits issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposits); and cross-border claims that are guaranteed by cash or other external liquid collateral. The Company's cross-border net outstandings excluded $682 million and $545 million of Brazilian assets funded by constraint certificates of deposit, at December 31, 2000 and 1999, respectively.

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable.


Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End

                                            Banks and Other       Government and         Commercial
                                               Financial              Official               and
                                             Institutions          Institutions         Industrial(1)         Total
                                            ---------------       --------------        ------------          -----
                                                                            in millions
December 31, 2000:
  France                                         $500                   $15                 $135              $650
  Germany                                         889                     6                   77               972
  United Kingdom                                  443                     8                  208               659
December 31, 1999:
  Germany                                         853                    15                   60               928
  United Kingdom                                  523                     1                  265               789
December 31, 1998:
  France                                          345                     -                    -               345
  United Kingdom                                   52                     -                  641               693
                                                 ====                   ===                 ====              ====

(1) Includes excess of local country claims over local country obligations.

Allowance for Credit Losses and Charge Offs

At year-end 2000, the allowance was $525 million, or 1.30% of total loans, compared with $638 million, or 1.66% of total loans, a year ago. The ratio of the allowance to nonaccruing loans was 124.06% at December 31, 2000 compared with 185.72% a year earlier.

                                                        2000         1999         1998         1997          1996
                                                      -------      -------      -------      -------       -------
                                                                              in millions
Total loans at year end                               $40,418      $38,330      $24,049      $21,622       $14,692
Average total loans                                    38,966       23,385       21,392       20,049        13,905

Allowance for credit losses:
 Balance at beginning of year                         $ 638.0      $ 379.7      $ 409.4      $ 418.2       $ 477.5
 Allowance related to acquired
  (sold) businesses                                     (11.3)       268.6            -         40.3           3.4
Charge offs:
 Commercial:
   Construction and mortgage loans                       11.2            -            -            -             -
   Other business and financial                         173.0         27.0         27.9         28.3          69.8
 Consumer:
   Residential mortgages                                  5.2         12.1         10.2          7.7           2.6
   Credit card receivables                               70.9         86.5        105.0        137.2          97.9
   Other consumer loans                                  10.9          9.5          9.5         13.5          11.2
 International                                            1.8            -            -            -             -
                                                      -------      -------      -------      -------       -------
Total charge offs                                       273.0        135.1        152.6        186.7         181.5
                                                      -------      -------      -------      -------       -------
Recoveries on loans charged off:
 Commercial:
   Construction and mortgage loans                        3.3            -            -            -           1.1
   Other business and financial                          14.6         18.3         22.9         31.3          38.3
 Consumer:
   Residential mortgages                                  1.0          1.0           .8          1.0            .5
   Credit card receivables                               10.7         11.6         14.9         14.1          10.2
   Other consumer loans                                   4.5          3.9          4.3          3.8           4.0
 International                                             .2            -            -            -             -
                                                      -------      -------      -------      -------       -------
Total recoveries                                         34.3         34.8         42.9         50.2          54.1
                                                      -------      -------      -------      -------       -------
Total net charge offs                                   238.7        100.3        109.7        136.5         127.4
                                                      -------      -------      -------      -------       -------
Translation adjustment                                     .6            -            -            -             -
                                                      -------      -------      -------      -------       -------
Provision charged to income                             137.6         90.0         80.0         87.4          64.7
                                                      -------      -------      -------      -------       -------
Balance at end of year                                $ 525.0      $ 638.0      $ 379.7      $ 409.4       $ 418.2
                                                      -------      -------      -------      -------       -------
Allowance ratios:
 Total net charge offs to
  average loans                                           .61%         .43%         .51%         .68%          .92%
 Year-end allowance to:
   Year-end total loans                                  1.30         1.66         1.58         1.89          2.85
   Year-end total nonaccruing loans                    124.06       185.72       112.74       131.62        116.98
                                                      =======      =======      =======      =======       =======

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

Other consumer loans, including credit card receivables, are grouped into pools based on product and delinquency status. Formula reserves are established to cover, at a minimum, twelve months of historical charge offs.

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

An allocation of the allowance by major loan categories follows.


Allocation of Allowance for Credit Losses

                                    2000             1999             1998              1997             1996
                               -------------    --------------   ---------------   --------------   ---------------
                                        % of              % of              % of             % of              % of
                                       Loans             Loans             Loans            Loans             Loans
                                         to                to                to               to                to
                                       Total             Total             Total            Total             Total
                               Amount  Loans    Amount   Loans    Amount   Loans   Amount   Loans    Amount   Loans
                               ------  -----    ------   -----    ------   -----   ------   -----    ------   -----
                                                                in millions
Domestic:
 Commercial:
   Construction and
    mortgage loans              $ 28    14.0      $ 45    14.8      $ 23    12.8     $ 31    10.4      $ 21    14.2
   Other business                163    31.0       163    31.3        62    32.4       53    26.9        75    34.7
 Consumer:
   Residential mortgages          10    39.2        43    34.5        12    39.4       30    46.3         7    24.7
   Credit card receivables        62     3.0        40     3.4        45     5.4       60     8.2        55    13.2
   Other consumer                 31     4.1        17     3.2        12     5.5       17     5.4         9     9.8
International                    117     8.7       116    12.8        31     4.5       26     2.8        26     3.4
Unallocated                      114       -       214       -       195       -      192       -       225       -
                                ----   -----      ----   -----      ----   -----     ----   -----      ----   -----
Total                           $525   100.0      $638   100.0      $380   100.0     $409   100.0      $418   100.0
                                ====   =====      ====   =====      ====   =====     ====   =====      ====   =====

The allocations in the table are based on management's current allocation methodologies. The use of other methods to allocate the allowance would change the assigned allocation.

Management concludes that the allowance for credit losses, including the unallocated component, is appropriately stated at December 31, 2000. The U.S. banking industry continues to carefully assess credit risk considering, among other things, (1) credit issues still remaining in U.S. consumer banking businesses, (2) the effect that increasing energy prices will have on bank customers, and (3) the likelihood of continued economic expansion and the effect on loan portfolios.


Capital Resources

Total common shareholder's equity at year end 2000 was $6,843 million, compared with $6,728 million at year end 1999. The equity base increased by $568 million from net income and reduced by $600 million for common shareholder dividends paid to HSBC and $28 million for dividends to preferred stock shareholders. The equity base also increased from the change in unrealized gains on securities available for sale of $175 million and decreased by $7 million for foreign currency translation adjustments. The other capital contribution from the parent of $8 million relates to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate.

The ratio of common shareholder's equity to total year-end assets was 8.24% at December 31, 2000 compared with 7.71% at December 31, 1999. Although the acquisition of Republic was effective December 31, 1999, payment to Republic shareholders of $7,091 million was delayed, as agreed by the parties to the transaction in advance, until January 7, 2000 in order to avoid settlement crossing Year 2000. Had the payment been made at December 31, 1999, the ratio of common shareholder's equity to total year-end assets would have been 8.39%.


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

The guidelines include the concept of Tier 1 capital and total capital. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. The following table shows the components of the Company's risk-based capital.

                                                           December 31,
                                                  -----------------------------
                                                    2000                   1999
                                                  -------               -------
                                                             in millions
Common shareholder's equity                       $ 6,726               $ 6,778
Preferred stock                                       375                   375
Guaranteed mandatorily redeemable
 preferred securities of subsidiaries                 712                   710
Less: Goodwill and identifiable intangibles        (3,233)               (3,309)
      Foreign currency translation adjustment          (7)                   (1)
                                                  -------               -------
Tier 1 capital                                      4,573                 4,553
                                                  -------               -------
Long-term debt qualifying as risk-
 based capital                                      2,285                 2,530
Qualifying aggregate allowance for
 credit losses                                        525                   638
45% of unrealized gains on available
 for sale equity securities                            10                     2
                                                  -------               -------
Tier 2 capital                                      2,820                 3,170
                                                  -------               -------
Total capital                                     $ 7,393               $ 7,723
                                                  =======               =======

The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

The Company's total risk adjusted assets and off-balance sheet items were approximately $54.5 billion and $51.2 billion at year ends 2000 and 1999, respectively. Risk adjusted capital ratios were 8.39% at the Tier 1 level and 13.56% at the total capital level. These ratios compared with 8.89% at the Tier 1 level and 15.08% at the total capital level at December 31, 1999 after being restated.

Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 2000, the Company had a 5.73% leverage ratio compared with 14.49% at December 31, 1999 based on quarterly averages after being restated. Based on period end assets, the ratio was 5.42% at December 31, 1999.

From  time  to  time,  the  bank  regulators  propose  amendments  to  or  issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk adjusted assets.

Republic Acquisition

As mentioned, the Company acquired Republic on December 31, 1999. The pro forma combined income statement for the year ended December 31, 1999 reflects the combination of historical operating results of the Company and Republic and includes the amortization of necessary acquisition adjustments as if the combination had taken place at the beginning of 1999. Historical adjustments have been made to reflect restatement of 1999 Republic results to exclude activity related to HRH and a Bahamian subsidiary divested in 2000 as part of the reorganization of HSBC's internal international private banking operations.

                                                Historical                             Amortization
                                           -------------------                              of
                                            HSBC       Republic       Historical       Acquisition       Pro Forma
Year Ended December 31, 1999              USA Inc.     NY Corp.      Adjustments       Adjustments        Combined
                                          -------      --------      -----------       -----------       ---------
                                                                     in millions
Net interest income                        $1,226        $1,044         $ (48)             $  29           $2,251
Provision for credit losses                    90            12             -                  -              102
                                           ------        ------         -----              -----           ------
Net interest income after
 provision for credit losses                1,136         1,032           (48)                29            2,149
Other operating income                        464           628          (208)                (4)             880
                                           ------        ------         -----              -----           ------
                                            1,600         1,660          (256)                25            3,029
Operating expenses                            828         1,086           (12)               150            2,052
                                           ------        ------         -----              -----           ------
Income before taxes                           772           574          (244)              (125)             977
Income tax expense (benefit)                  308           156           (83)                (6)             375
                                           ------        ------         -----              -----           ------
Net income                                 $  464        $  418         $(161)             $(119)          $  602
                                           ======        ======         =====              =====           ======

The pro forma information may not be indicative of the results that actually would have occurred if the purchase had been consummated on January 1, 1999 or which may be obtained in the future. While the Company expects to achieve certain operating cost savings as a result of the combination, no adjustment has been included in the pro forma amounts for anticipated operating cost savings or revenue enhancements. No adjustment has been made for the costs of integrating businesses. Certain other foreign operations, not adjusted for in the pro forma results above, were transferred to other HSBC Group members or are expected to be transferred in the future.

Further, both the Company and Republic recognized certain one-time items in their 1999 operating results. Pretax results for the Company included settlement with the U.S. Internal Revenue Service on Brazilian tax credits of $13.1 million and a gain on the sale of a student loan business of $15.0 million partially offset by an acquisition related restructuring charge of $26.7 million. Republic's 1999 pretax operating results included restructuring charges of $97.0 million (unrelated to the acquisition by the Company) partially offset by a gain of $69.8 million relating to a real estate investment. Republic also benefited in 1999 from securities gains and foreign exchange income related to Russia and Brazil. These positions have been exited.

See Note 2 for an analysis of Republic goodwill at December 31, 2000. The projected annual goodwill amortization expense related to Republic going forward will be $149 million. This projected amortization is subject to change if Republic assets and liabilities are subsequently sold.

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of December 31, 2000 was plus or minus $4.3 million, which includes distinct limits associated with trading portfolio activities and off-balance sheet instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than $4.3 million. As of December 31, 2000, the Company had a position of $(3.7) million PVBP. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of appropriate hedges.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case for a 200 basis point gradual rate movement. As of December 31, 2000, for a gradual 200 basis point increase in rates, the value was projected to drop by 6.2% and for a 200 basis point gradual decrease in rates, value was projected to drop by 8.2% were no management actions ever taken to manage exposures to the changing environment.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee monitors, on a monthly basis, the impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of +/- 10% and 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all on-balance sheet assets and liabilities, as well as all off-balance sheet positions such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise and fall in the yield curve on January 1, 2001 would cause projected 2001 net interest income to decrease by $19 million and increase by $17 million, respectively. This +/- 2% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise and fall in the yield curve on January 1, 2001, would cause projected 2001 net interest income to decrease by $36 million and increase by $5 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income by $23 million and $78 million, respectively.

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

In addition to interest rate risk, the Company has an exposure to certain other market risks including fluctuations in foreign currency exchange rates and changes in global commodity and precious metals prices. Risk management practices reflect these changes in on- and off-balance sheet positions.


Trading Activities

The trading portfolios have distinct limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The Company relies upon Value at Risk (VaR) analysis as a basis for quantifying and managing risks associated with the trading portfolio. Such analysis is based upon the following two general principles:

(i) VaR applies to all trading positions across all risk classes including interest rate, equity, optionality and global/foreign exchange risks and

(ii)  VaR  is  based  on  the  concept  of  independent  valuations,   with  all
transactions being repriced by an independent risk management function using separate models prior to being stressed against VaR parameters.

VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically ten days) and given a certain confidence level (99%). It involves historical simulation of the changes in value of the portfolios based upon scenarios that reflect movements in various market variables covering each risk asset class dating back two years. The correlation between different markets and risk factors is implicitly captured in historical scenarios.

A VaR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VaR model output, the daily VaR will be compared to the actual result from trading activities.

The VaR model incorporates estimates of the specific risk associated with certain securities traded by the Company. This includes elements such as spread risk on sovereign or corporate debt which is modeled through historical simulation of the relevant portfolio to past changes on spreads of U.S. treasury securities. Specific risk models are continually tested to alert risk management immediately to any shift in their relevance.

On a historical simulation approach, trading VaR at December 31, 2000 was $11.7 million compared with $14.5 million at December 31, 1999. The maximum during 2000 was $37.1 million, the minimum $9.3 million and the average $18.8 million. The scope of the calculation of VaR was refined at June 30, 2000, following a review of its basis, to be more consistent with that of the rest of HSBC.

The following table presents the maximum, minimum and average on a historical simulation approach for each half year of 2000.

                                               First Half         Second Half
                                                  2000                2000
                                               ----------         -----------
                                                         in millions
Maximum in the half year                         $37.1               $19.1
Minimum in the half year                          12.5                 9.3
Average for the half year                         22.7                13.6
                                                 -----               -----

Item 8. Financial Statements and Supplementary Data


                                                                         Page

Report of Management                                                       35

Report of Independent Auditors                                             36

HSBC USA Inc.:
  Consolidated Balance Sheet                                               37
  Consolidated Statement of Income                                         38
  Consolidated Statement of Changes in
   Shareholders' Equity                                                    39
  Consolidated Statement of Cash Flows                                     40

HSBC Bank USA:
  Consolidated Balance Sheet                                               41

Summary of Significant Accounting Policies                                 42

Notes to Financial Statements                                              47

REPORT OF MANAGEMENT


Management of HSBC USA Inc. is responsible for the integrity of the financial information presented in this annual report. Management has prepared the financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management makes judgments and estimates of the expected effect of unsettled transactions and events that are accounted for or disclosed.

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

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of HSBC USA Inc.

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, and the accompanying consolidated balance sheets of HSBC Bank USA and subsidiaries as of December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC USA Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, and the financial position of HSBC Bank USA and subsidiaries as of December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
February 13, 2001
New York, New York

                                                             HSBC USA Inc. 2000
CONSOLIDATED BALANCE SHEET



December 31,                                           2000             1999*
                                                  ------------     ------------
                                                            in thousands
Assets
Cash and due from banks                           $  1,860,713     $  1,959,213
Interest bearing deposits with banks                 5,129,490        4,137,571
Federal funds sold and securities
 purchased under resale agreements                   1,895,492        2,318,361
Trading assets                                       5,770,972        4,515,009
Securities available for sale                       17,336,832       24,617,319
Securities held to maturity
 (fair value $4,417,251 and $4,770,087)              4,260,492        4,770,087
Loans                                               40,417,847       38,330,464
Less - allowance for credit losses                     524,984          637,995
                                                  ------------     ------------
      Loans, net                                    39,892,863       37,692,469
Premises and equipment                                 787,721          744,581
Accrued interest receivable                            785,287          696,539
Equity investments                                      55,596           47,931
Goodwill and other acquisition intangibles           3,233,133        3,307,147
Other assets                                         2,023,221        2,446,674
                                                  ------------     ------------
Total assets                                      $ 83,031,812     $ 87,252,901
                                                  ============     ============
Liabilities
Deposits in domestic offices
  Noninterest bearing                             $  5,114,668     $  5,979,189
  Interest bearing                                  30,631,511       29,393,957
Deposits in foreign offices
  Noninterest bearing                                  282,737          187,099
  Interest bearing                                  20,004,300       20,864,209
                                                  ------------     ------------
      Total deposits                                56,033,216       56,424,454
                                                  ------------     ------------
Trading account liabilities                          2,766,825        2,437,315
Short-term borrowings                                8,562,363        5,210,708
Interest, taxes and other liabilities                3,230,103        2,976,590
Payable to shareholders of acquired company                  -        7,091,209
Subordinated long-term debt and perpetual
  capital notes                                      3,027,014        3,427,649
Guaranteed mandatorily redeemable securities           711,737          710,259
Other long-term debt                                 1,357,904        1,747,131
                                                  ------------     ------------
Total liabilities                                   75,689,162       80,025,315
                                                  ------------     ------------
Shareholders' equity
Preferred stock                                        500,000          500,000
Common shareholder's equity
  Common stock, $5 par; Authorized - 1,100 shares
                        Issued - 704 shares                  4                4
  Capital surplus                                    6,114,484        6,106,538
  Retained earnings                                    611,343          671,578
  Accumulated other comprehensive income (loss)        116,819          (50,534)
                                                  ------------     ------------
      Total common shareholder's equity              6,842,650        6,727,586
                                                  ------------     ------------
Total shareholders' equity                           7,342,650        7,227,586
                                                  ------------     ------------
Total liabilities and shareholders' equity        $ 83,031,812     $ 87,252,901
                                                  ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

*Restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.

                                                              HSBC USA Inc. 2000
CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31,                2000            1999             1998
                                   -----------     -----------      -----------
                                                  in thousands
Interest income
 Loans                             $ 3,072,830     $ 1,841,396      $ 1,785,122
 Securities                          1,580,606         214,480          232,440
 Trading assets                        140,455          50,627           50,843
 Other short-term investments          523,693         213,536          264,576
                                   -----------     -----------      -----------
Total interest income                5,317,584       2,320,039        2,332,981
                                   -----------     -----------      -----------
Interest expense
 Deposits                            2,333,503         852,875          867,391
 Short-term borrowings                 444,718         129,604          204,171
 Long-term debt                        420,298         111,654           96,079
                                   -----------     -----------      -----------
Total interest expense               3,198,519       1,094,133        1,167,641
                                   -----------     -----------      -----------
Net interest income                  2,119,065       1,225,906        1,165,340
Provision for credit losses            137,600          90,000           80,000
                                   -----------     -----------      -----------
Net interest income, after
  provision for credit losses        1,981,465       1,135,906        1,085,340
                                   -----------     -----------      -----------
Other operating income
 Trust income                           84,906          52,212           47,290
 Service charges                       172,257         128,598          115,382
 Mortgage banking revenue               32,484          30,455           43,153
 Other fees and commissions            300,388         167,595          145,505
 Trading revenues                      140,192          10,014            3,700
 Security gains, net                    28,839          10,098           13,855
 Interest on Brazilian tax
  settlement                                 -          13,143           32,700
 Other income                           73,372          51,854           58,512
                                   -----------     -----------      -----------
Total other operating income           832,438         463,969          460,097
                                   -----------     -----------      -----------
                                     2,813,903       1,599,875        1,545,437
                                   -----------     -----------      -----------
Other operating expenses
 Salaries and employee benefits        979,638         421,334          410,323
 Occupancy expense, net                168,950          88,950           89,423
 Goodwill amortization                 176,162          33,328           37,747
 Other expenses                        581,149         284,251          242,777
                                   -----------     -----------      -----------
Total other operating expenses       1,905,899         827,863          780,270
                                   -----------     -----------      -----------
Income before taxes                    908,004         772,012          765,167
Applicable income tax expense          340,500         308,300          238,100
                                   -----------     -----------      -----------
Net income                         $   567,504     $   463,712      $   527,067
                                   ===========     ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                              HSBC USA Inc. 2000

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                               2000         1999         1998
                                          -----------  -----------  -----------
                                                       in thousands
Preferred stock
Balance, January 1,                       $   500,000  $         -   $        -
Stock assumed in acquisition                        -      500,000            -
                                          -----------  -----------  -----------
Balance, December 31,                         500,000      500,000            -
                                          -----------  -----------  -----------
Common stock
Balance, January 1,                                 4            5            5
Redemption of stock                                 -           (1)           -
                                          -----------  -----------  -----------
Balance, December 31,                               4            4            5
                                          -----------  -----------  -----------
Capital surplus
Balance, January 1,                         6,106,538    1,806,563    1,804,527
Capital contribution from parent
  Related to Republic acquisition*                  -    7,088,108            -
  Related to other merger                           -       22,145            -
Return of capital*                                  -   (2,813,575)           -
Other                                           7,946        3,297        2,036
                                          -----------  -----------  -----------
Balance, December 31,                       6,114,484    6,106,538    1,806,563
                                          -----------  -----------  -----------
Retained earnings
Balance, January 1,                           671,578      377,179      205,112
Net income                                    567,504      463,712      527,067
Accumulated deficit assumed in other merger         -      (14,313)           -
Cash dividends declared:
  Preferred stock                             (27,739)           -            -
  Common stock                               (600,000)    (155,000)    (355,000)
                                          -----------  -----------  -----------
Balance, December 31,                         611,343      671,578      377,179
                                          -----------  -----------  -----------
Accumulated other comprehensive income
Balance, January 1,                           (50,534)      44,506       29,309
Other comprehensive income (loss)             167,353      (95,040)      15,197
                                          -----------  -----------  -----------
Balance, December 31,                         116,819      (50,534)      44,506
                                          -----------  -----------  -----------
Total shareholders' equity, December 31,  $ 7,342,650  $ 7,227,586  $ 2,228,253
                                          ===========  ===========  ===========
Comprehensive income
Net income                                $   567,504  $   463,712  $   527,067
Other comprehensive income (loss)             167,353      (95,040)      15,197
                                          -----------  -----------  -----------
Comprehensive income                      $   734,857  $   368,672  $   542,264
                                          ===========  ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

*See Notes 1 and 2 for further discussion.

                                                              HSBC USA Inc. 2000

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,                                        2000            1999*           1998
                                                           ------------    ------------    ------------
                                                                           in thousands
Cash flows from operating activities
  Net income                                               $    567,504    $    463,712    $    527,067
  Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities
    Depreciation, amortization and
      deferred taxes                                            374,400          68,063          85,752
    Provision for loan losses                                   137,600          90,000          80,000
    Net change in other accrual accounts                         (5,975)        118,406         (60,602)
    Net change in loans originated for sale                  (1,345,756)        698,978        (789,258)
    Net change in trading assets and
      liabilities                                              (913,046)       (193,731)         10,663
    Other, net                                                 (113,572)        (92,693)       (107,775)
                                                           ------------    ------------    ------------
      Net cash provided (used) by operating
      activities                                             (1,298,845)      1,152,735        (254,153)
                                                           ------------    ------------    ------------

 Cash flows from investing activities
  Net change in interest bearing deposits
    with banks                                                 (813,245)        653,135         269,460
  Net change in short-term investments                          422,869      (2,571,317)        411,073
  Purchases of securities held to maturity                      (58,720)             --              --
  Proceeds from maturities of securities
    held to maturity                                            580,539              --              --
  Purchases of securities available for
    sale                                                    (14,624,091)     (2,437,512)     (2,423,032)
  Proceeds from sales of securities
    available for sale                                        8,795,549       2,061,740       1,421,318
  Proceeds from maturities of securities
    available for sale                                       13,042,069       1,160,406         803,463
  Payment to shareholders of acquired
    company                                                  (7,091,209)             --              --
  Net change in credit card receivables                          24,768         (25,200)         37,422
  Net change in other short-term loans                          152,205         168,130        (212,732)
  Net originations and maturities of
    long-term loans                                            (156,955)       (298,541)       (253,219)
  Sales of loans                                                169,234              --         395,148
  Expenditures for premises and equipment                      (108,157)        (30,898)        (21,255)
  Net cash provided (used) in acquisitions,
    net of cash acquired                                       (585,756)        810,714      (1,619,278)
  Other, net                                                    626,105         (53,579)        (35,359)
                                                           ------------    ------------    ------------
      Net cash provided (used) by investing
      activities                                                375,205        (562,922)     (1,226,991)
                                                           ------------    ------------    ------------
Cash flows from financing activities
  Net change in deposits                                     (1,115,254)        964,029       3,357,242
  Net change in short-term borrowings                         3,351,655        (692,644)     (1,103,060)
  Issuance of long-term debt                                    659,338         400,407         500,000
  Repayment of long-term debt                                (1,448,855)       (409,815)       (459,306)
  Dividends paid                                               (621,744)       (155,000)       (480,000)
                                                           ------------    ------------    ------------
    Net cash provided by financing activities                   825,140         106,977       1,814,876
                                                           ------------    ------------    ------------
Net change in cash and due from banks                           (98,500)        696,790         333,732
Cash and due from banks at beginning of
  year                                                        1,959,213       1,262,423         928,691
                                                           ------------    ------------    ------------
Cash and due from banks at end of year                     $  1,860,713    $  1,959,213    $  1,262,423
                                                           ============    ============    ============

Cash paid for:  Interest                                    $ 3,238,257    $  1,115,201    $  1,136,748
                Income taxes                                    444,058         222,765         208,191
Non-cash activities:
                Fair value of assets acquired                   851,930      48,328,158       1,711,227
                Fair value of  liabilities
                assumed                                         764,438      44,033,905          91,949
                                                           ------------    ------------    ------------
                        Net assets acquired                      87,492       4,294,253       1,619,278
                                                           ------------    ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

* Restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.

                                                              HSBC Bank USA 2000
CONSOLIDATED BALANCE SHEET



December 31,                                            2000           1999*
                                                   ------------    ------------
                                                             in thousands
Assets
Cash and due from banks                            $  1,856,372    $  1,952,552
Interest bearing deposits with banks                  4,402,749       3,709,683
Federal funds sold and securities
  purchased under resale agreements                   1,895,492       2,318,361
Trading assets                                        5,468,281       4,194,067
Securities available for sale                        16,372,529      17,046,153
Securities held to maturity
  (fair value $4,252,601 and $4,633,923)              4,102,701       4,633,923
Loans                                                40,209,326      38,229,738
Less - allowance for credit losses                      499,234         624,450
                                                   ------------    ------------
      Loans, net                                     39,710,092      37,605,288
Premises and equipment                                  773,407         735,997
Accrued interest receivable                             777,765         686,932
Equity investments                                       22,618          19,038
Goodwill and other acquisition intangibles            2,530,111       2,761,339
Other assets                                          2,145,870       2,248,481
                                                   ------------    ------------
Total assets                                       $ 80,057,987    $ 77,911,814
                                                   ============    ============

Liabilities
Deposits in domestic offices
  Noninterest bearing                              $  4,903,846    $  5,849,039
  Interest bearing                                   30,631,511      29,393,958
Deposits in foreign offices
  Noninterest bearing                                   282,737         187,099
  Interest bearing                                   21,077,831      23,444,749
                                                   ------------    ------------
      Total deposits                                 56,895,925      58,874,845
                                                   ------------    ------------
Trading account liabilities                           2,780,237       2,424,556
Short-term borrowings                                 7,799,277       4,236,681
Interest, taxes and other liabilities                 2,728,396       2,419,419
Subordinated long-term debt and perpetual
  capital notes                                       1,539,070       1,648,278
Other long-term debt                                  1,253,641       1,642,063
                                                   ------------    ------------
Total liabilities                                    72,996,546      71,245,842
                                                   ------------    ------------

Shareholder's equity
Common shareholder's equity
  Common stock, $100 par;
         Authorized - 2,250,000 shares
         Issued - 2,050,001 shares                      205,000         205,000
  Capital surplus                                     6,377,255       6,369,308
  Retained earnings                                     374,362         144,557
  Accumulated other comprehensive income (loss)         104,824         (52,893)
                                                   ------------    ------------
Total shareholder's equity                            7,061,441       6,665,972
                                                   ------------    ------------
Total liabilities and shareholder's equity         $ 80,057,987    $ 77,911,814
                                                   ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

* Restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


HSBC USA Inc. (the Company), is a New York State based bank holding company. All of the common stock of the Company is owned by HSBC North America Inc. (HNAI), an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

The accounting and reporting policies of the Company and its subsidiaries, including its principal subsidiary, HSBC Bank USA (the Bank), conform to generally accepted accounting principles and to predominant practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions relating principally to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

The following is a description of the significant policies and practices.


Principles of Consolidation

The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity investments.


Foreign Currency Translation

The accounts of the Company's foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive income and reported as a separate component of shareholders' equity.


Resale and Repurchase Agreements

The Company enters into purchases of securities under agreements to resell ("resale agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed. Interest earned on resale agreements and interest paid on repurchase agreements are reported as interest income and interest expense, respectively. The Company offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. The Company takes possession of securities purchased under resale agreements. The market value of the securities subject to the resale and repurchase agreements are regularly monitored to ensure appropriate collateral coverage of these secured financing transactions.

Securities

Debt securities that the Company has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, included in accumulated other comprehensive income and reported as a separate component of shareholders' equity.

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other income in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.


Loans

Loans are stated at their principal amount outstanding, net of unearned income, purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

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

Loans, other than those included in large groups of smaller balance homogenous loans, are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.


Goodwill and Other Acquisition Intangibles

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from purchase acquisitions made by the Company. Goodwill and other acquisition intangibles are amortized over the estimated periods to be benefited, under the straight-line method, not exceeding 20 years.

The Company reviews its goodwill and other acquisition intangibles periodically for other than temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows.


Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. Taxes of each subsidiary of the Company are generally determined on the basis of filing separate returns.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. A valuation allowance is established if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Foreign taxes paid are applied as credits to reduce federal income taxes payable.


Derivative Financial Instruments

Derivatives used by the Company include futures, forwards, swaps, caps, floors and options in the interest rate, foreign exchange and precious metals markets. The Company uses these instruments for trading purposes and as part of its asset and liability management activities.

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

These instruments follow either the synthetic alteration or hedge model of accounting with cash flows recognized on an accrual basis as an adjustment to the interest income or interest expense associated with the balance sheet items being synthetically altered or hedged. Derivatives hedging available for sale investment securities are marked to market through other comprehensive income on a basis consistent with the underlying hedged item. Under both the synthetic alteration and hedge accounting models, derivative instruments are linked to specific individual assets or liabilities or pools of similar assets or liabilities by the notional and interest rate characteristics of the associated instruments.

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

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) as amended by FAS 137 and FAS 138. FAS 133 requires that all derivative financial instruments be recognized at fair value on the balance sheet. To the extent these derivatives qualify for special hedge accounting under FAS 133, changes in their value may be offset by the corresponding mark to market of hedged assets, liabilities or firm commitments or for forecasted transactions, deferred as component of shareholder's equity until the transaction occurs. The ineffective portion of the change in value of a derivative in a qualifying hedge relationship and derivative contracts that do not qualify for hedge accounting under FAS 133 are recognized currently in earnings.

The Company will record an aftertax one-time transitional charge of $.5 million in its consolidated statement of income and record an aftertax unrealized transitional loss of $7.7 million as a component of accumulated other comprehensive income as a result of the initial adoption. This includes a $10.5 million unrealized loss related to the transfer of $189.9 million of held to maturity investment securities reclassified to available for sale investment securities on January 1, 2001, as was permitted upon transition to FAS 133.

NOTES TO FINANCIAL STATEMENTS


Note 1. Divestitures

In December 2000, as part of an internal international reorganization of the HSBC Group's global private banking operations, the Company distributed its 49% interest in HSBC Republic Holdings (Luxembourg) S.A. (HRH) from the Bank to its parent HSBC North America Inc. (HNAI). The distribution, in the form of a return of capital of $2.8 billion, included its investment in HSBC Investments (Bahamas) Limited in addition to the $2.5 billion investment in HRH. The assets transferred were acquired as a part of the acquisition and merger of Republic New York Corporation (Republic) on December 31, 1999. See Note 2, Acquisitions.

The divestitures were accounted for as transfers of assets between companies under common control at historical cost. The accompanying consolidated financial statements and related notes reflect a restatement of the December 31, 1999 consolidated balance sheets of the Company and the Bank to exclude the transferred assets and liabilities as though they had not been acquired (depooling). Restatement of the 1999 income statement was not required as no income or expenses from Republic were included in the reported results.


Note 2. Acquisitions

On August 1, 2000, the Company purchased the banking operations of Chase Manhattan Bank, Panama (Chase Panama). The transaction was accounted for as a purchase. Accordingly, the results of operations of Chase Panama are included with those of the Company for the period subsequent to the date of the acquisition. The branch operations had over $750 million in assets and $720 million in deposit liabilities. The excess of cost over acquired net identifiable assets (goodwill) was $60 million and is being amortized on a straight-line basis over 20 years.

On December 31, 1999, HSBC acquired Republic New York Corporation (Republic). Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The purchase price of the transaction was approximately $7.1 billion and was paid to Republic's shareholders on January 7, 2000. Republic had consolidated total assets of $46.9 billion, deposits of $29.9 billion and common shareholders' equity of $2.9 billion on December 31, 1999.

The merger was accounted for as a purchase transaction. Accordingly, the results of operations of Republic are included with those of the Company for the period subsequent to the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of the assets and liabilities of Republic are included in the financial statements of the Company as of December 31, 1999. The fair value of net identifiable assets acquired was $4.1 billion. The purchase price allocation resulted in an excess of cost over acquired net identifiable assets (goodwill) of approximately $2.9 billion, which is being amortized on a straight-line basis over 20 years. Liabilities assumed at acquisition date included employee termination costs of $133.9 million and other costs such as contract termination costs of $23.7 million associated with merging Republic's operations with those of the Company.

The following table is an analysis of Republic's goodwill, reflecting adjustments for transferred and liquidated companies as well as the finalization of items estimated at December 31, 1999, as permitted by generally accepted accounting principles.

                                                                        2000
                                                                     ----------
                                                                    in thousands

Balance at beginning of year                                         $2,922,863
Adjustments:
   Asset valuations                                                      19,718
   Transferred and liquidated companies                                  (7,019)
   Employee terminations                                                 31,726
   Taxes                                                                (97,040)
   Princeton note matter (See Note 26)                                   79,252
   Other legal fees and provisions                                        9,494
   Other                                                                 10,718
                                                                     ----------
 Total adjustments                                                       46,849
                                                                     ----------
 Less: amortization expense                                             146,143
                                                                     ----------
Balance at end of year                                               $2,823,569
                                                                     ----------

The following pro forma financial information presents the combined results of the Company and Republic as if the acquisition had occurred as of the beginning of 1999 after giving effect to certain adjustments. The pro forma financial information may not be indicative of the results that actually would have occurred if the purchase had been consummated on January 1, 1999 or which may be obtained in the future. While the Company expects to achieve certain operating cost savings as a result of the combination, no adjustment has been included in the pro forma amounts for anticipated operating cost savings or revenue enhancements. No adjustment has been made for the costs of integrating businesses. Certain other foreign operations, not adjusted for in the pro forma results below, were transferred to other HSBC Group members or are expected to be transferred in the future.

Further, both the Company and Republic recognized certain one-time items in their 1999 operating results. Pretax results for the Company included settlement with the U.S. Internal Revenue Service on Brazilian tax credits of $13.1 million and a gain on the sale of a student loan business of $15.0 million partially offset by an acquisition related restructuring charge of $26.7 million. Republic's 1999 pretax operating results included restructuring charges of $97.0 million (unrelated to the acquisition by the Company) partially offset by a gain of $69.8 million relating to a real estate investment. Republic's results in 1999 also benefited from securities gains and foreign exchange income related to Russia and Brazil. These positions have been exited.

                                                                     Pro forma
Year Ended December 31,                                                 1999
                                                                   ------------
                                                                    (unaudited)
                                                                    in millions

Net interest income after provision for credit losses                 $2,149
Other operating expenses                                               2,052
Income taxes                                                             375
Net income                                                               602
                                                                      ------

In connection with the acquisition of Republic, restructuring costs relating to the planned severance of employees and exiting of businesses of the Company of $26.7 million were recognized in other operating expenses in the fourth quarter of 1999. Costs totalling $21.0 million were recognized relating to occupancy including cancellation of lease payments for specific lease premises that are to be vacated. Employee termination costs of $5.7 million include severance payments, related benefits and out placement services for employees terminated in connection with the acquisition.

During 2000, the Company refined its initial estimates of liabilities related to the acquisition. Additional accruals were recorded with an increase to goodwill, primarily for severance costs including payments to be made to certain former key executives of Republic. The Company also reversed a fourth quarter 1999 other operating expense accrual of $10.8 million during 2000, as a result of a negotiated settlement with a landlord involving certain primary office space in New York City. The landlord accepted a payment significantly less than the remaining lease obligation in order to open the space to a new tenant.

The following table presents the activity in these reserves through December 31, 2000.

                                Severance
                                 Related      Premises      Other        Total
                                 -------      -------       -----       ------
                                                   in millions
Liabilities assumed               $133.9       $  9.7       $14.0       $157.6
Restructuring charges                5.7         21.0           -         26.7
                                  ------       ------       -----       ------
Balance December 31, 1999          139.6         30.7        14.0        184.3
Change in estimates                 83.7        (17.8)        2.5         68.4
Less: Payments                      71.5          2.1        11.2         84.8
                                  ------       ------       -----       ------
Balance December 31, 2000         $151.8       $ 10.8       $ 5.3       $167.9
                                  ------       ------       -----       ------

During 2000, $85.0 million of restructuring costs were expensed as systems and operations were combined. Although consolidation of most systems and operations took place in 2000 it is anticipated that some further restructuring costs will be incurred in 2001.

On December 31, 1999 HSBC Asset Management Americas Inc. (HAMI), an indirect wholly owned subsidiary of HSBC, was merged with the Company. HAMI's outstanding stock was contributed to the Company. HAMI, an SEC registered investment advisor, had assets of $11.8 million and shareholder's equity of $7.8 million at December 31, 1999.


Note 3. Cash and Due from Banks

The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $224.6 million in 2000 and $128.0 million in 1999.


Note 4. Trading Assets and Liabilities

An analysis of trading assets and liabilities follows.

December 31,                                         2000                1999
                                                 ----------          ----------
                                                           in thousands
Trading assets:
  U.S. Government securities                     $  372,615          $  464,482
  Mortgage and other asset backed securities      1,721,609             818,375
  Other securities                                  973,705             891,926
  Unrealized gains on derivatives                 1,876,732           1,773,249
  Precious metals                                   826,311             566,977
                                                 ----------          ----------
                                                 $5,770,972          $4,515,009
                                                 ----------          ----------
Trading liabilities:
  Securities sold, not yet purchased             $  217,830          $  213,809
  Payables for precious metals                      487,905             407,540
  Unrealized losses on derivatives                2,061,090           1,815,966
                                                 ----------          ----------
                                                 $2,766,825          $2,437,315
                                                 ----------          ----------

Trading revenues are generated by the Company's participation in the foreign exchange and precious metals markets, trading activities in other derivative contracts, including interest rate swaps, and from trading securities. The Company reports the net revenues from these activities, which include mark to market adjustments and any related direct trading expenses, as trading revenues in the consolidated statement of income. Trading revenues are summarized by categories of financial instruments in the following table.

Year Ended December 31,                                             2000                  1999               1998
                                                                  --------              -------            -------
                                                                                     in thousands
Foreign exchange                                                  $104,138              $ 6,140            $ 5,455
Precious metals                                                      6,685                    -                  -
Trading account profits (losses) and commissions                    29,369                3,874             (1,755)
                                                                  --------              -------            -------
Trading revenues                                                  $140,192              $10,014            $ 3,700
                                                                  --------              -------            -------

Note 5. Securities

At December 31, 2000, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios follow.

                                                         2000                                      1999
                                -----------------------------------------------------   --------------------------
                                                    Gross        Gross
                                  Amortized      Unrealized   Unrealized     Fair        Amortized        Fair
December 31,                        Cost            Gains       Losses       Value          Cost          Value
                                -----------      ----------   ----------  -----------   -----------    -----------
                                                                       in thousands
U.S. Treasury                   $   318,378       $  5,654      $ 1,445   $   322,587   $ 1,554,263    $ 1,521,996
U.S. Government agency            8,943,188        242,444       66,442     9,119,190    16,428,949     16,383,416
Domestic debt securities          4,673,487         36,524       57,223     4,652,788     4,438,921      4,434,200
Foreign debt securities           2,542,658         31,825       19,182     2,555,301     1,805,447      1,805,447
Equity securities                   665,648         21,318            -       686,966       468,630        472,260
                                -----------       --------     --------   -----------   -----------    -----------
Securities available
 for sale                       $17,143,359       $337,765     $144,292   $17,336,832   $24,696,210    $24,617,319
                                -----------       --------     --------   -----------   -----------    -----------

U.S. Government agency          $ 3,530,285       $127,155     $     54   $ 3,657,386   $ 4,091,875    $ 4,091,875
Obligations of U.S.
 states and political
 subdivisions                       718,499         30,278        1,067       747,710       665,958        665,958
Domestic debt securities             11,708            456            9        12,155        12,254         12,254
                                -----------       --------     --------   -----------   -----------    -----------
Securities held to
 maturity                       $ 4,260,492       $157,889     $  1,130   $ 4,417,251   $ 4,770,087    $ 4,770,087
                                -----------       --------     --------   -----------   -----------    -----------

At December 31, 1999, with regard to securities available for sale, the Company had gross unrealized gains of $1.7 million, $.6 million and $5.0 million and gross unrealized losses of $33.9 million, $46.1 million and $6.2 million related to U.S. Treasury, U.S. Government agency and other securities, respectively. At December 31, 1999, the cost and fair values of securities held to maturity were the same because they were acquired in the Republic purchase.

The  following   table   presents  the   components  of  investment   securities
transactions attributable to securities available for sale and securities held to maturity.

Year Ended December 31,                2000                          1999                          1998
                        ------------------------------   ----------------------------   --------------------------
                               Gross              Net         Gross             Net           Gross          Net
                        -------------------     Gains    -----------------     Gains    -----------------   Gains
                         Gains     (Losses)    (Losses)    Gains   (Losses)   (Losses)    Gains   (Losses) (Losses)
                        -------    --------    -------   -------   -------    -------   -------   -------  -------
                                                                 in thousands
Securities available
 for sale               $54,030    $(27,189)   $26,841   $19,532   $(9,434)   $10,098   $15,923   $(2,068) $13,855
Securities held to
 maturity:
  Maturities, calls
   and mandatory
   redemptions            2,205        (207)     1,998         -         -          -         -         -        -
                        -------    --------    -------   -------   -------    -------   -------   -------  -------
                        $56,235    $(27,396)   $28,839   $19,532   $(9,434)   $10,098   $15,923   $(2,068) $13,855
                        =======    ========    =======   =======   =======    =======   =======   =======  =======

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2000, by contractual maturity are shown in the following tables. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The amounts exclude $666 million cost
($687 million fair value) of equity securities that do not have fixed maturities.

                                                   Amortized             Fair
December 31, 2000                                    Cost                Value
                                                 -----------        ------------
                                                           in thousands
Within one year                                  $   895,635         $   896,793
After one but within five years                    3,768,391           3,766,916
After five but within ten years                    2,291,131           2,313,992
After ten years                                    9,522,554           9,672,165
                                                 -----------        ------------
Securities available for sale                    $16,477,711         $16,649,866
                                                 -----------        ------------

Within one year                                  $    33,267         $    33,387
After one but within five years                       98,590              99,713
After five but within ten years                      662,530             684,557
After ten years                                    3,466,105           3,599,594
                                                 -----------        ------------
Securities held to maturity                      $ 4,260,492         $ 4,417,251
                                                 -----------        ------------


Note 6. Loans

A distribution of the loan portfolio follows.

December 31,                                         2000                1999
                                                 -----------        ------------
                                                           in thousands
Domestic:
  Commercial:
    Construction and mortgage loans              $ 5,645,641         $ 5,647,703
    Other business and financial                  12,550,766          12,002,029
  Consumer:
    Residential mortgages                         15,835,374          13,240,843
    Credit card receivables                        1,232,054           1,290,339
    Other consumer loans                           1,640,260           1,231,443
International                                      3,513,752           4,918,107
                                                 -----------        ------------
                                                 $40,417,847         $38,330,464
                                                 -----------        ------------

Residential mortgages include $1,874.4 million and $504.4 million of mortgages held for sale at December 31, 2000 and 1999, respectively. Other consumer loans include $368.5 million and $380.3 million of higher education loans also held for sale at December 31, 2000 and 1999, respectively.

International loans include certain bonds issued by the governments of Mexico and Venezuela as part of debt renegotiations (Brady bonds). These bonds had an aggregate carrying value of $355.8 million (face value $368.3 million) and an aggregate fair value of $306.7 million at year end 2000, compared with a year end 1999 fair value of $271.7 million. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.

At December 31, 2000 and 1999, the Company's nonaccruing loans were $423.2 million and $343.5 million, respectively. At December 31, 2000 and 1999, the Company had commitments to lend additional funds of $45.8 million and $7.6 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

Year Ended December 31,                                                         2000          1999           1998
                                                                              -------       -------        -------
                                                                                        in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms                              $28,004       $22,879        $19,802
Interest revenue recorded on nonaccruing loans                                 23,986        29,084         34,824
                                                                              -------       -------        -------

Other real estate and owned assets included in other assets amounted to $20.6 million and $14.0 million at December 31, 2000 and 1999, respectively.

The Company identified impaired loans totaling $223.5 million at December 31, 2000, of which $108.7 million had an allocation from the allowance of $46.3 million. At December 31, 1999, the Company had identified impaired loans of $215.6 million of which $110.2 million had an allocation from the allowance of $64.5 million. The average recorded investment in such impaired loans was $192.2 million, $184.9 million and $169.9 million in 2000, 1999 and 1998, respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 2000 and 1999.


Note 7. Allowance for Credit Losses

An analysis of the allowance for credit losses follows.

                                                                   2000                 1999                1998
                                                                ---------            ---------           ---------
                                                                                  in thousands
Balance at beginning of year                                    $ 637,995            $ 379,652           $ 409,409
Allowance related to acquired (sold) businesses                   (11,302)             268,617                   -
Provision charged to income                                       137,600               90,000              80,000
Recoveries on loans charged off                                    34,248               34,825              42,908
Loans charged off                                                (272,975)            (135,099)           (152,665)
Translation adjustment                                               (582)                   -                   -
                                                                ---------            ---------           ---------
Balance at end of year                                          $ 524,984            $ 637,995           $ 379,652
                                                                ---------            ---------           ---------

Note 6 provides information on impaired loans and the related specific credit loss allowance.

Note 8. Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $19.52 billion and $19.31 billion at December 31, 2000 and 1999, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $293.5 million and $282.3 million at December 31, 2000 and 1999, respectively.

An analysis of MSRs, reported in other assets, follows.

                                    2000            1999             1998
                                 --------         --------         --------
                                                in thousands
Balance at beginning of year     $269,774         $133,804         $111,501
Additions                          39,695          166,179           48,765
Amortization                      (42,404)         (30,209)         (26,462)
                                 --------         --------         --------
Balance at end of year           $267,065         $269,774         $133,804
                                 --------         --------         --------

Additions to MSRs in 1999 include $115.1 million obtained in the acquisition of Republic. No valuation reserve has been established against MSRs. The fair value of MSRs as of December 31, 2000 and 1999 was approximately $355.8 million and $344.1 million, respectively.


Note 9. Deposits

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $4.82 billion and $4.83 billion at December 31, 2000 and 1999, respectively. The scheduled maturities of all domestic time deposits at December 31, 2000 follows.

                                              in thousands
2001                                           $11,759,682
2002                                             1,532,240
2003                                               221,048
2004                                               150,430
2005                                                50,233
Later years                                         22,809
                                               -----------
                                               $13,736,442

Note 10. Short-Term Borrowings

The following table shows detail relating to short-term borrowings in 2000, 1999 and 1998. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

                                                     2000                     1999                     1998
                                              ------------------       -----------------       -------------------
                                               Average                  Average                 Average
                                                Amount      Rate         Amount     Rate         Amount       Rate
                                              ---------     ----       ---------    ----       ---------      ----
                                                                          in thousands
Federal funds purchased (day to day):
     At December 31                         $1,974,589      4.90%     $  368,089    5.08%     $  607,124      4.59%
     Average during year                        985,215     6.31         502,595    4.87         617,542      5.20
     Maximum month-end balance                2,122,030                  840,849                 908,542
Securities sold under
 repurchase agreements:
     At December 31                             893,567     5.13       1,046,984    6.23         206,048      4.41
     Average during year                      1,096,989     5.62         448,745    4.62         299,588      5.34
     Maximum month-end balance                1,746,506                1,046,984                 832,312
Commercial paper:
     At December 31                           1,472,586     6.70       1,121,377    5.42         909,261      5.05
     Average during year                      1,131,819     6.36         838,739    5.18         826,650      5.49
     Maximum month-end balance                1,629,704                1,121,377               1,002,479
Precious metals:
     At December 31                           1,899,747      .95       1,679,118    2.45               -         -
     Average during year                      2,127,067     1.32           4,600       -               -         -
     Maximum month-end balance                2,684,805                1,679,118                       -
All other short-term borrowings:
     At December 31                           2,321,874     7.44         995,141    5.56       1,163,576      4.57
     Average during year                      3,137,950     7.73         718,570    5.29       1,726,174      5.86
     Maximum month-end balance                6,789,254                1,225,000               2,826,177
                                              ---------     ----       ---------    ----       ---------      ----

At December 31, 2000, the Company had unused lines of credit with HSBC aggregating $500 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.


Note 11. Income Taxes

Total income taxes were allocated as follows.

Year Ended December 31,                                            2000                 1999                1998
                                                                 --------             --------            --------
                                                                                    in thousands
To income before income taxes                                    $340,500              $308,300           $238,100
To shareholders' equity as tax charge (benefit):
     Net unrealized gains and losses on
     securities available for sale                                 95,322              (51,546)              8,426
     Foreign currency translation, net                             (4,033)                   -                   -
                                                                 --------             --------            --------
                                                                 $431,789             $256,754            $246,526
                                                                 --------             --------            --------

The components of income tax expense follow.

Year Ended December 31,                                            2000                 1999                1998
                                                                 --------             --------            --------
                                                                                   in thousands
Current:
  Federal                                                        $219,610             $240,180            $209,729
  State and local                                                  12,000               59,017              56,487
  Foreign                                                          26,151                    -                   -
                                                                 --------             --------            --------
Total current                                                     257,761              299,197             266,216
Deferred, primarily federal                                        82,739                9,103             (28,116)
                                                                 --------             --------            --------
Total income taxes                                               $340,500             $308,300            $238,100
                                                                 --------             --------            --------

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31,                   2000             1999            1998
                                          ----             ----            ----
Statutory rate                            35.0%            35.0%           35.0%
Increase (decrease) due to:
  State and local income taxes              .9              4.7             4.8
  Goodwill amortization                    6.3               .9             1.2
  Change in valuation allowance
   for deferred tax assets                   -                -            (5.9)
  Tax exempt interest income              (1.5)             (.2)            (.2)
  Brazilian tax credit settlement            -                -            (3.1)
  Other items                             (3.2)             (.5)            (.7)
                                          ----             ----            ----
Effective income tax rate                 37.5%            39.9%           31.1%
                                          ----             ----            ----

The components of the net deferred tax asset are summarized below.

December 31,                                          2000               1999
                                                    --------           --------
                                                               in thousands
Deferred tax assets:
  Allowance for credit losses                       $181,919           $219,557
  Deferred charge offs                                11,305             11,305
  Accrued expenses not currently deductible          134,825            145,799
  Investment securities                              108,655            201,315
  Other                                              107,928            105,826
                                                    --------           --------
                                                     544,632            683,802
  Less valuation allowance                            28,329             28,329
                                                    --------           --------
    Total deferred tax assets                        516,303            655,473
                                                    --------           --------
Less deferred tax liabilities:
  Lease financing income accrued                      48,319             35,800
  Accrued pension cost                                46,093             43,704
  Accrued income on foreign bonds                     20,094             20,518
  Deferred net operating loss recognition             90,018             90,018
  Domestic tax on overseas income                          -            135,768
  Depreciation and amortization                       81,052             83,320
  Interest and discount income                        82,062             82,061
  Other                                               56,229             43,542
                                                    --------           --------
    Total deferred tax liabilities                   423,867            534,731
                                                    --------           --------
    Net deferred tax asset                          $ 92,436           $120,742
                                                    --------           --------

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

Note 12. Subordinated Long-Term Debt and Perpetual Capital Notes

The following is a summary of subordinated long-term debt and perpetual capital notes. Interest rates shown are based on the face values of the instruments.

                                                                Face Value                        Book Value
                                                       -------------------------        -------------------------
December 31,                                               2000           1999             2000            1999
                                                       ----------     ----------        ----------     ----------
                                                                            in thousands
9.50-9.75% Subordinated notes due 2000                 $        -     $  200,000        $        -     $  203,581
Floating rate subordinated notes due 2000                       -        200,000                 -        200,000
7.875-8.875% Subordinated notes due 2001                  350,000        350,000           351,727        355,241
7.25-7.75% Subordinated notes due 2002                    400,000        400,000           399,889        399,866
Floating rate subordinated notes due 2002
 (6.689%, 6.696%)                                         245,700        245,700           243,798        242,670
7% Subordinated notes due 2006                            300,000        300,000           298,530        298,278
5.875% Subordinated notes due 2008                        250,000        250,000           222,766        219,252
6.625-9.70% Subordinated notes due 2009                   550,000        550,000           565,198        567,081
Floating rate subordinated notes due 2009
 (6.688%)                                                 124,320        124,320           124,320        124,320
7% Subordinated notes due 2011                            100,000        100,000            94,038         93,451
9.50% Subordinated debentures due 2014                    150,000        150,000           166,663        167,921
9.125-9.30% Subordinated notes due 2021                   200,000        200,000           218,494        219,402
7.20% Subordinated debentures due 2097                    250,000        250,000           214,443        214,075
Perpetual Capital Notes (7.188%)                          129,000        129,000           127,148        122,511
                                                       ----------     ----------        ----------     ----------
                                                       $3,049,020     $3,449,020        $3,027,014     $3,427,649
                                                       ----------     ----------        ----------     ----------

The above table excludes $1,550 million of debt issued by the Bank or its subsidiaries payable to the Company. Of this amount, the earliest note to mature is in 2006 and the latest note to mature is in 2097.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates on the floating rate notes in effect at December 31, 2000 are shown in parentheses.

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

Contractual scheduled maturities for the subordinated debt over the next five years are as follows: 2001, $350 million; 2002, $646 million; and none in 2003, 2004 and 2005.

Note 13. Guaranteed Mandatorily Redeemable Securities

The following table presents the guaranteed mandatorily redeemable securities outstanding. Interest rates shown are based on the face values of the instruments.

                                        Face Value             Book Value
                                        ----------       ----------------------
December 31,                            2000/1999          2000          1999
                                        ----------       --------      --------
                                                      in thousands
7.808% Capital Securities due 2026       $200,000        $200,000      $200,000
8.38% Capital Securities due 2027         200,000         200,000       200,000
7.75% Capital Securities due 2026         150,000         135,789       135,239
7.53% Capital Securities due 2026         200,000         175,948       175,020
                                         --------        --------      --------
                                         $750,000        $711,737      $710,259
                                         --------        --------      --------

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

Note 14. Other Long-Term Debt

The following table reports other long-term debt. Interest rates shown are based on the face values of the instruments.

                                                                  Face Value                      Book Value
                                                        ---------------------------      --------------------------
December 31,                                                2000            1999             2000          1999
                                                        ----------       ----------      ----------      ----------
                                                                                  in thousands
Issued or acquired by the Company or
 subsidiaries other than the Bank:
   8.375% Debentures due 2007                           $  100,000       $  100,000      $  104,262      $  104,963
   Other                                                         -              105               -             105
                                                        ----------       ----------      ----------      ----------
                                                           100,000          100,105         104,262         105,068
                                                        ----------       ----------      ----------      ----------
Issued or acquired by the Bank or
 its subsidiaries:
   Medium-term floating rate note
    due 2040 (6.40%)                                        24,999                -          24,999               -
   Fixed rate Federal Home Loan Bank of
    New York advances                                      232,838          482,779         232,838         482,779
   Collateralized mortgage obligations                       2,343            3,322           2,343           3,322
   Collateralized repurchase agreements
    (3.25-7.45%)                                           936,205        1,113,250         936,205       1,075,506
   Other                                                    57,196           80,394          57,257          80,456
                                                        ----------       ----------      ----------      ----------
                                                         1,253,581        1,679,745       1,253,642       1,642,063
                                                        ----------       ----------      ----------      ----------
                                                        $1,353,581       $1,779,850      $1,357,904      $1,747,131
                                                        ----------       ----------      ----------      ----------

The medium-term floating rate note due 2040 was issued under the Bank's Global Medium-Term Note Program which provides for the issuance of up to $4 billion of notes having maturities of 7 days or more from the date of issue.

The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.67% to 8.61%.

The mortgage obligations are collateralized by a pledge of FHLMC mortgage-backed securities. All payments received on the pledged mortgage-backed securities, net of certain costs, must be applied to repay the bonds. The stated maturity and stated rate for the two bonds are: September, 2002 at 7.89% and October, 2006 at 7.27%. It is expected that the actual life of the bonds will be less than their stated maturity.

Collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year.

Contractual scheduled maturities for the debt over the next five years are as follows: 2001, $378 million; 2002, $273 million; 2003, $38 million; 2004, $27 million and $41 million in 2005.

Note 15. Preferred Stock

The following table presents information related to the issues of preferred stock outstanding.

                                                                                                    Amount
                                                               Shares        Dividend             Outstanding
                                                            Outstanding        Rate          ---------------------
December 31,                                                    2000           2000            2000         1999
                                                             ---------        -----          --------     --------
                                                                                                  in thousands
$1.8125 Cumulative Preferred Stock
 ($25 stated value)                                          3,000,000         7.25%         $ 75,000     $ 75,000
6,000,000 Depositary shares each representing
 a one-fourth interest in a share of Adjustable
 Rate Cumulative Preferred Stock, Series D
 ($100 stated value)                                         1,500,000         5.00           150,000      150,000
Dutch Auction Rate Transferable Securities(TM)
 Preferred Stock (DARTS)
   Series A ($100,000 stated value)                                625         4.93            62,500       62,500
   Series B ($100,000 stated value)                                625        5.041            62,500       62,500
$2.8575 Cumulative Preferred Stock
 ($50 stated value)                                          3,000,000        5.715           150,000      150,000
CTUS Inc. Preferred Stock                                          100            -                -             -
                                                             ---------        -----          --------     --------
                                                                                             $500,000     $500,000
                                                             ---------        -----          --------     --------

The $1.8125 Cumulative Preferred Stock may be redeemed, at the option of the Company, at $25 per share plus dividends accrued and unpaid to the redemption date.

The dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D (Series D Stock) is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The Series D Stock is redeemable by the Company at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date.

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

The outstanding shares of $2.8575 Cumulative Preferred Stock have an aggregate stated value of $150 million. The Preferred Stock may be redeemed at the option of the Company on or after October 1, 2007, at $50 per share, plus dividends accrued and unpaid to the redemption date.

The Company acquired CTUS Inc., a unitary thrift holding company in 1997 from CT Financial Services Inc. (the Seller). CTUS owned First Federal Savings and Loan Association of Rochester (First Federal). The acquisition agreement provided that the Company issue preferred shares to the Seller. The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Company issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.


Note 16. Common Stock

All of the common stock of the Company is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC. Common shares authorized are 1,100 with a par value of $5.00. Shares issued were 704 at December 31, 2000 and 1999.


Note 17. Retained Earnings

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

Under these rules the Bank can pay dividends to the Company as of December 31, 2000 of approximately $389 million, adjusted by the effect of its net income
(loss) for 2001 up to the date of such dividend declaration.


Note 18. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in accumulated other comprehensive income balances.

                                                                   2000                 1999                 1998
                                                                 --------             --------             -------
                                                                                  in thousands
Accumulated other comprehensive income (loss)
 at beginning of year                                            $(50,534)            $ 44,506             $29,309
   Fair value adjustments on securities
    available for sale:
     Change in fair value, net of taxes
      of $104,717, $(48,012), $13,275 in
      2000, 1999 and 1998, respectively                           194,286              (88,476)             24,203
     Reclassification adjustment, net
      of taxes of $9,395, $3,534 and $4,849
      in 2000, 1999 and 1998, respectively                        (19,444)              (6,564)             (9,006)
                                                                 --------             --------             -------
                                                                  174,842              (95,040)             15,197
                                                                 --------             --------             -------
   Accumulated foreign currency translation adjustment:
     Translation loss, net of taxes of
      (4,033) in 2000                                              (7,489)                   -                   -
                                                                 --------             --------             -------
                                                                   (7,489)                   -                   -
                                                                 --------             --------             -------
   Net change in accumulated other
    comprehensive income (loss)                                   167,353              (95,040)             15,197
                                                                 --------             --------             -------
Total accumulated other comprehensive
 income (loss) at end of year                                    $116,819             $(50,534)            $44,506
                                                                 --------             --------             -------

Note 19. Impact of Recently Issued Accounting Standards

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). FAS 140 replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without change.

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. However, the provisions of FAS 140 concerning the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral are effective for the Company for the year ending December 31, 2000 and have been reflected in this report. No reclassification of collateral in the consolidated balance sheet was required at December 31, 2000.

See Summary of Significant Accounting Policies for further discussion of derivative financial instruments and FAS 133.


Note 20. Regulatory Matters

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

As of December 31, 2000, the most recent notification from the Federal Reserve Board (FRB) categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must have minimum total risk-based ratio of at least 10%, Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%. There are no conditions or events since that notification that management believes have changed the categories. The capital amounts and ratios are presented in the table.

                                             2000                         1999                      1999
                                     --------------------         -------------------        ---------------------
                                                                                               As Originally
                                             Actual                     Restated                  Reported
                                     --------------------         -------------------        --------------------
December 31,                         Amount         Ratio         Amount        Ratio        Amount         Ratio
------------                         ------         -----         ------        -----        ------         -----
                                                                       in millions
Total capital
 (to risk weighted assets)
    Company                          $7,393         13.56%        $7,723        15.08%       $8,143         15.53%
    Bank                              6,458         12.01          6,127        12.86         6,361         13.00
Tier 1 capital
 (to risk weighted assets)
    Company                           4,573          8.39          4,553         8.89         7,370         13.42
    Bank                              4,420          8.22          3,954         8.30         6,683         13.00
Tier 1 capital
 (to average assets)
    Company                           4,573          5.73          4,553        14.49         7,370         23.41
    Bank                              4,420          5.69          3,954        12.49         6,683         21.08


Note 21. Transactions with Principal Shareholder and Related Parties

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

At December  31, 2000 and 1999 assets of $927.5  million and  $1,562.3  million, respectively, and liabilities of $3,712.0 million and $3,252.4 million, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Income and expense associated with such transactions was not significant to the Company's financial results of operation.

Derivative contracts entered into with the HSBC Group are used primarily to manage interest rate risk. At December 31, 2000 and 1999, the notional amounts of these contracts with members of the HSBC Group were $6.32 billion and $10.45 billion, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 2000 and 1999, outstanding extensions of credit secured by eligible collateral were $950.4 million and $614.1 million, respectively.

Refer to Note 1 for a discussion of the Company's distribution of its 49% interest in HRH and its investment in HSBC Investments (Bahamas) Limited to its parent, HNAI.

In the fourth quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC's commercial banking activities in the U.S., the Company acquired in a cash purchase the commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

Note 22. Stock Option Plans

Options have been granted to employees of the Company under the HSBC Holdings Executive Share Option Scheme (the Executive Plan) and under the HSBC Savings Related Share Option Contribution Program (the Savings Plan). Compensation expense associated with such options is recognized over the vesting period based on the estimated fair value of such options at grant date.

Under the Executive Plan, options have been awarded to certain officers of the Company to acquire shares of HSBC. The exercise price of each option is equal to the market price of the stock of HSBC on the date of grant. The maximum term of the options is ten years and they vest at the end of three years. Additionally, the Company adopted the Savings Plan effective July 1, 1996 whereby eligible employees can elect to participate in the Savings Plan through the Company's 401(k) plan and acquire contributions based on HSBC stock at 85% of market value on date of grant. An employee's agreement to participate is a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price in the form of stock of HSBC.

Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation cost was a credit to capital surplus, representing a contribution of capital from HSBC. The options granted resulted in compensation cost of $7.9 million in 2000.

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

Note 23. Postretirement Benefits

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

The following table provides data concerning the Company's benefit plans.

                                                                                          Other
                                                      Pension Benefits             Postretirement Benefits
                                                  -----------------------         -------------------------
                                                    2000           1999              2000            1999
                                                  --------      ---------         ---------       ---------
                                                                        in thousands
Change in benefit obligation
  Benefit obligation, January 1                   $687,731      $ 452,105         $ 107,214       $  77,970
  Service cost                                      26,820         17,900             2,130           2,060
  Interest cost                                     53,090         31,080             8,778           5,479
  Participant contributions                              -              -               267             234
  Actuarial (gain) loss                             14,829        (62,079)           10,602           2,380
  Republic acquisition                                   -        263,400                 -          26,800
  Benefits paid                                    (26,432)       (14,675)          (10,435)         (7,709)
                                                  --------      ---------         ---------       ---------
Benefit obligation, December 31                   $756,038      $ 687,731         $ 118,556       $ 107,214
                                                  ========      =========         =========       =========

Change in plan assets
  Fair value of plan assets, January 1            $916,470      $ 520,389         $       -       $       -
  Actual return on plan assets                     (69,405)        60,311                 -               -
  Company contribution                                   -              -            10,168           7,475
  Participant contributions                              -              -               267             234
  Republic acquisition                                   -        350,445                 -               -
  Benefits paid                                    (26,432)       (14,675)          (10,435)         (7,709)
                                                  --------      ---------         ---------       ---------
Fair value of plan assets, December 31            $820,633      $ 916,470         $       -       $       -
                                                  ========      =========         =========       =========

Funded status of plan
  Funded status, December 31                      $ 64,595      $ 228,739         $(118,556)      $(107,214)
  Unrecognized actuarial (gain) loss                57,123       (116,161)            7,015          (3,587)
  Unrecognized prior service cost                    5,005          5,947                 -               -
  Unrecognized net transition obligation                 -              -            38,965          42,212
                                                  --------      ---------         ---------       ---------
Recognized amount                                 $126,723      $ 118,525         $ (72,576)      $ (68,589)
                                                  ========      =========         =========       =========

Amount recognized in the consolidated
 balance sheet
  Prepaid benefit cost                            $126,723      $ 118,525         $       -       $       -
  Accrued benefit liability                              -              -           (72,576)        (68,589)
                                                  --------      ---------         ---------       ---------
Recognized amount                                 $126,723      $ 118,525         $ (72,576)      $ (68,589)
                                                  ========      =========         =========       =========

Operating expenses for 2000, 1999 and 1998 included the following components.

                                                                                        Other
                                             Pension Benefits                   Postretirement Benefits
                                   ---------------------------------     -----------------------------------
                                       2000        1999         1998        2000          1999          1998
                                   --------    --------     --------     -------       -------       -------
                                                                in thousands
Net periodic benefit
 cost (credit)
    Service cost                   $ 26,820    $ 17,900     $ 17,512     $ 2,130       $ 2,060       $ 1,959
    Interest cost                    53,090      31,080       29,014       8,778         5,479         5,064
    Expected return on plan
     assets                         (85,965)    (48,748)     (40,631)          -             -             -
    Prior service cost
     amortization                       944         959          961           -             -             -
    Actuarial gain                   (3,087)          -            -           -             -             -
    Transition amount
     amortization                         -           -       (1,340)      3,247         3,247         3,247
                                   --------    --------     --------     -------       -------       -------
Net periodic benefit cost
 (credit)                          $ (8,198)   $  1,191     $  5,516     $14,155       $10,786       $10,270
                                   ========    ========     ========     =======       =======       =======

Weighted-average assumptions
 as of December 31
    Discount rate                      7.75%       8.00%        7.00%       7.25%         7.75%         6.25%
    Expected return on plan
     assets                            9.50        9.50         9.50           -             -            -
    Rate of compensation
     increase                          5.15        5.15         4.65        5.15(1)       5.15(1)       4.65(1)
                                   --------    --------     --------     -------       -------       -------

(1) Applicable to life insurance only.

Net periodic pension cost includes none, $1.7 million and $1.9 million for 2000, 1999 and 1998, respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.

The Company has assumed a health care cost trend rate of 8% for 2000, decreasing to 7% in the year 2002. The assumed health care cost trend rate has an effect on the amounts reported. For example, increasing the assumed health care cost trend by 1% would increase the aggregate service and interest cost component by $.2 million and the accumulated postretirement benefit obligation by $2.5 million. Decreasing the health care cost trend rate by 1% would decrease the aggregate service and interest cost components by $.2 million and the accumulated post retirement benefit obligation by $2.2 million.

Employees hired after January 1, 1997 become participants in a defined contribution plan after one year of service. Contributions to the plan are based on a percentage of employees' compensation. Total expense recognized for the plan was $2.4 million in 2000, $1.3 million in 1999 and $.4 million in 1998.

The Company maintains a 401(k) plan covering substantially all employees. Contributions to the plan by the Company are based on employee contributions. Total expense recognized for the plan was $11.7 million in 2000, $8.9 million in 1999 and $8.5 million for 1998.


Note 24. Business Segments

As a result of the Republic acquisition, the Company altered its business segments that it uses to manage operations as of January 1, 2000. Prior year disclosures have been conformed to the presentation of current segments.

                                                                Segments
                                           ----------------------------------------------------
                                                             Corporate/              Investment
                                           Commercial      Institutional  Personal    Banking/
                                            Banking           Banking     Banking     Markets    Other       Total
                                           ----------      ------------   -------    ---------   ------     -------
2000                                                                          in millions
----
Net interest income (1)                      $   567           $  141     $ 1,044     $   405    $  (38)    $ 2,119
Other operating income                           127               95         362         245         3         832
                                             -------           ------     -------     -------    ------     -------
 Total income                                    694              236       1,406         650       (35)      2,951
Operating expenses (2)                           338               88         830         342       307       1,905
                                             -------           ------     -------     -------    ------     -------
 Pretax income (loss) before
  provision for credit losses                    356              148         576         308      (342)      1,046
Provision for credit losses (3)                  107               35          73          (2)      (75)        138
                                             -------           ------     -------     -------    ------     -------
 Pretax income (loss)                            249              113         503         310      (267)        908
Taxes/preferred dividends                         79               36         160          99        (6)        368
                                             -------           ------     -------     -------    ------     -------
Net income (loss) after
 preferred dividends                             170               77         343         211      (261)        540
                                             -------           ------     -------     -------    ------     -------
Average assets                                14,219            5,703      20,527      38,990     3,350      82,789
Average liabilities/equity (4)                 9,715            4,814      27,931      30,922     9,407      82,789
                                             -------           ------     -------     -------    ------     -------

1999
----
Net interest income (1)                      $   351           $  123     $   693     $    28    $   31     $ 1,226
Other operating income                            87               76         263           5        33         464
                                             -------           ------     -------     -------    ------     -------
 Total income                                    438              199         956          33        64       1,690
Operating expenses (2)                           183               59         505           8        73         828
                                             -------           ------     -------     -------    ------     -------
 Pretax income (loss) before
  provision for credit losses                    255              140         451          25        (9)        862
Provision for credit losses (3)                   40                8          77           -       (35)         90
                                             -------           ------     -------     -------    ------     -------
 Pretax income                                   215              132         374          25        26         772
Taxes                                             86               53         149          10        10         308
                                             -------           ------     -------     -------    ------     -------
Net income                                       129               79         225          15        16         464
                                             -------           ------     -------     -------    ------     -------
Average assets                                 7,411            3,799      12,452       8,401     2,167      34,230
Average liabilities/equity (4)                 6,065            2,258      16,169       6,816     2,922      34,230
                                             -------           ------     -------     -------    ------     -------

1998
----
Net interest income (1)                      $   344           $   75     $   690      $   29    $   27     $ 1,165
Other operating income                            84               52         264           4        56         460
                                             -------           ------     -------     -------    ------     -------
 Total income                                    428              127         954          33        83       1,625
Operating expenses (2)                           183               44         495           7        51         780
                                             -------           ------     -------     -------    ------     -------
 Pretax income before provision
  for credit losses                              245               83         459          26        32         845
Provision for credit losses (3)                   29                5          67           -       (21)         80
                                             -------           ------     -------     -------    ------     -------
 Pretax income                                   216               78         392          26        53         765
Taxes                                             86               31         156          10       (45)        238
                                             -------           ------     -------     -------    ------     -------
Net income                                       130               47         236          16        98         527
                                             -------           ------     -------     -------    ------     -------
Average assets                                 6,782            1,940      12,835       9,323     1,967      32,847
Average liabilities/equity (4)                 5,495            1,440      15,852       7,160     2,900      32,847
                                             -------           ------     -------     -------    ------     -------

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.
(2) Expenses for the segments include fully apportioned corporate overhead expenses with the exception of non-recurring corporate expenses and goodwill amortization.
(3) The provision apportioned to the segments is based on the segments' net charge offs and the change in allowance for credit losses. Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio. The difference between segment provisions and the Company provision is included in other.
(4) Common shareholder's equity and earnings on common shareholder's equity are allocated back to the segments based on the percentage of capital assigned to the business. Preferred stock dividends are not allocated to the segments and are included in other.

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

The Personal Banking Segment provides an extensive array of products and services including installment and revolving term loans, deposits, branch services, mutual funds, insurance, estate planning and other investment management services. These products are marketed to individuals through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail originations offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

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

Other consists of certain non-recurring expenses, including Republic related restructuring costs, goodwill amortization, preferred stock dividends and the provision for credit losses not assigned to business units.


Note 25. Commitments and Contingent Liabilities

At December 31, 2000 securities, loans and other assets carried in the consolidated balance sheet at $11.5 billion were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Rental expense under all operating leases, net of sublease rentals, was $65.9 million, $43.5 million and $43.2 million in 2000, 1999 and 1998, respectively. Minimum future rental commitments on operating leases in effect at December 31, 2000 were as follows: 2001, $65 million; 2002, $54 million; 2003, $47 million; 2004, $43 million; 2005, $35 million and $100 million thereafter.


Note 26. Litigation

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

Regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission, are continuing to investigate the Princeton Note Matter, including the activities of Republic and RNYSC with respect to the Princeton Note Matter. The Company understands that RNYSC is a target of the federal grand jury investigation being conducted by the U.S. Attorney for the Southern District of New York.

At the core of both the investigations described above and the civil actions described below are allegations that Mr. Armstrong and Princeton perpetrated a fraud in selling $3 billion (face value) of promissory notes to certain Japanese entities, approximately $1 billion (face value) of which allegedly remain outstanding. Since 1995, Princeton had maintained accounts at the Futures Division of RNYSC through which funds, allegedly including proceeds from the sale in Japan of such promissory notes, were invested and traded by Princeton. Mr. Armstrong is alleged to have caused employees of the Futures Division of RNYSC to issue letters containing inflated balances of the net asset values in the accounts of Princeton, some of which letters allegedly were provided by Mr. Armstrong and Princeton to at least some of its noteholders.

Eighteen separate civil actions have been brought to date against RNYSC by Japanese entities in connection with the Princeton Note Matter. All eighteen actions are pending in the United States District Court for the Southern District of New York, and allege that Armstrong and Princeton perpetrated a fraud on the plaintiffs by selling them notes that remain unpaid. The eighteen complaints allege that employees of RNYSC issued letters concerning the Princeton accounts that contained material misstatements. All but one of these actions also assert claims against Republic and Republic National Bank or HSBC USA Inc. and HSBC Bank USA as their respective successors (together with RNYSC, the Republic Parties).

The eighteen civil proceedings against one or more of the Republic Parties are Amada Co. v. Republic New York Securities Corporation, filed November 29, 1999, Gun-ei Chemical Industry Co., Ltd. v. Princeton Economics International Ltd. et al., filed December 22, 1999, Chudenko Corp., v. Republic New York

Securities Corporation,  et al., filed January 20, 2000, Alps Electric Co., Ltd.
v. Republic New York Securities Corporation, et al., filed February 7, 2000, Itoki Crebio Corp. v. HSBC USA Inc., et al., Kissei Pharmaceutical Co., Ltd. v. HSBC USA Inc., et al., Maruzen Company, Ltd., v. HSBC USA Inc., et al., SMC Corporation v. HSBC USA Inc., et al., and Asatsu-DK Inc. v. HSBC USA Inc., filed February 14, 2000, Starzen Co., Ltd. v. Republic New York Securities Corporation, et al., filed February 23, 2000, Yakult Honsha Co., Ltd. v. Republic New York Securities Corp., filed February 25, 2000, Nichimen Europe, PLC v. Republic New York Securities Corporation, et. al., filed April 10, 2000, Kita-Hyogo Shinyo-Kumiai v. Republic New York Securities Corporation, et. al., filed June 1, 2000, Ozawa Denki Koji Co., et. al. v. Republic New York Securities Corporation, et. al., filed June 16, 2000, Kofuku Bank Ltd. and Namihaya Bank Ltd. v. Republic New York Securities Corporation, et. al., filed April 28, 2000, Eichi Takagi and Koei Shoji, Ltd. v. HSBC USA Inc., et. al., filed August 30, 2000, Akio Maruyama v. HSBC USA Inc., et. al., filed January 12, 2001, and Kunio Kanzawa v. HSBC USA Inc., et. al., filed January 12, 2001.

The Amada action alleges unpaid notes in the amount of Yen 12.5 billion (approximately $109.8 million), the Gun-ei action alleges unpaid notes in the amount of Yen 11.8 billion (approximately $102.7 million), the Chudenko action, which is brought by 22 separate Japanese entities, alleges unpaid notes totaling approximately $360 million, the Alps action alleges unpaid notes in the amount of approximately $212 million, the Itoki action alleges unpaid notes in the amount of approximately $4.4 million, the Kissei action alleges unpaid notes of approximately $24.8 million, the Maruzen action alleges unpaid notes of approximately $50 million, the SMC action alleges unpaid notes of approximately $19.5 million, the Asatsu-DK action alleges unpaid notes of approximately $24.6 million, the Starzen action alleges an unpaid note of $28.6 million, the Yakult action alleges an outstanding note of $120 million of which approximately $25 million remains unpaid, and an unpaid note of approximately $50 million, the Nichimen action alleges unpaid notes of $15 million, the Kita-Hyogo action alleges unpaid notes of $21.4 million, the Ozawa action alleges unpaid notes of $29.6 million, the Kofuku action alleges unpaid notes of $39.5 million, the Takagi action alleges unpaid notes of approximately $2.1 million and $1.21 million on behalf of an individual and corporation, the Maruyama action alleges an unpaid note of Yen 200 million (approximately $1.7 million), and the Kanzawa action alleges unpaid notes of $1.6 million and Yen 250 million (approximately $2.2 million). All of the actions assert common law claims and claims under the federal securities laws and/or the federal commodities laws. All but the Amada and Gun-ei actions seek treble damages under the Racketeer Influenced and Corrupt Organization Act. Discovery proceedings are under way in all of these civil actions.

In addition to the eighteen actions arising out of the Princeton Note Matter described above, on October 7, 1999, a purported class action entitled Ravens v. Republic New York Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of investors who acquired common stock of Republic between May 14, 1999 and September 15, 1999. On October 16, 2000 an amended complaint in the Ravens action was filed, alleging that the defendants violated the federal securities laws in the merger transaction between Republic and HSBC by failing to disclose facts relating to potential liabilities with respect to the Princeton Note Matter. The amended complaint seeks unspecified damages on behalf of the class. On January 16, 2001, defendants filed a motion to dismiss the Ravens action.

At the present time it is not possible to assess the outcome of the civil proceedings described above relating to the Princeton Note Matter. The matter will be defended vigorously. In addition, in the light of a probable law enforcement proceeding against RNYSC in connection with the Princeton Note Matter, a matter that came to light before the acquisition of Republic, a provision of $79 million, the amount of shareholder's equity of RNYSC, has been taken as part of the goodwill cost of the acquisition. See Note 2 for further discussion. At the present time it is not possible to estimate what additional cost may be incurred by the Company as a result of the Princeton Note Matter.


Note 27. Financial Instruments With Off-Balance Sheet Risk

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

A summary of financial instruments with off-balance sheet risk follows.

December 31,                                                                                  2000          1999
                                                                                            --------     ---------
                                                                                                 in millions
Financial instruments whose contractual amounts represent the associated risk:
   Standby letters of credit and financial guarantees (net of risk
    participations of $369 and $223)                                                        $  4,892     $  3,474
   Other letters of credit                                                                       609          838
   Commitments to extend credit                                                               23,957       23,108
   Commitments to deliver mortgaged-backed securities                                            409          210
Financial instruments whose notional or contractual amounts do not represent the associated risk:
   Interest rate contracts                                                                   145,599      115,791
   Foreign exchange contracts                                                                128,423      102,487
   Commodity, equity and other contracts                                                       4,549       42,025

For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Management has an allowance for credit loss related to these instruments of $39.2 million included in interest, taxes and other liabilities on the consolidated balance sheet at December 31, 2000.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing instruments at current interest and exchange rates. Based on this measurement, $2,762 million was at risk at December 31, 2000. See Note 28 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. See Note 21 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.

Note 28. Derivative Financial Instruments

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

Derivative instruments are contracts whose value is derived from that of an underlying financial instrument, physical commodity or market index and generally do not involve the exchange of principal but may involve the payment of a fee or receipt of a premium at inception of a contract. Certain instruments, such as futures and forward contracts, commit the Company to buy or sell a specified financial instrument, currency, precious metals or other commodities at a future date. Futures contracts are exchange traded instruments that settle through an independent clearinghouse and require daily cash settlement. Forward contracts are customized transactions that require no cash settlement until the end of the contract.

Other contracts, such as interest rate swaps, involve commitments to make periodic cash settlements based upon the differentials between specified rates or indices applied to a stated notional amount. Purchased option contracts give the right, but do not obligate the holder, to acquire or sell for a limited time a financial instrument, precious metal or commodity at a designated price upon payment of an up front fee. The writer of an option receives an up front premium as payment for assuming the risk of unfavorable changes in the price of the underlying instrument or index.

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

The Company deploys a portion of its excess liquidity by maintaining active positions in a variety of debt instruments in its trading portfolio. Derivative instruments are utilized to hedge market and interest rate risk associated with the on-balance sheet instruments held in this portfolio. The Company also holds derivative instruments for speculative purposes, as hedges in conjunction with the acquired precious metals businesses, foreign exchange trading activities and to facilitate customer transactions. Derivatives used for these purposes are collectively referred to as trading positions.

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

                                                           Contractual/Notional Amounts
                                        -----------------------------------------------------------------
                                                     2000                               1999
                                        -----------------------------     -------------------------------
                                                      Asset/Liability                     Asset/Liability
December 31,                            Trading          Management       Trading            Management
                                        --------      ---------------     --------        ---------------
                                                                 in millions
Interest rate:
   Futures and forwards                 $ 40,538          $ 3,922         $ 27,545            $ 6,766
   Swaps                                  48,892           11,262           38,191             20,291
   Options written                        13,057                -            7,232                150
   Options purchased                      13,066           13,891            6,564              8,182
   Other                                       -              971               -                 870
                                        --------          -------         --------            -------
                                        $115,553          $30,046         $ 79,532            $36,259
                                        ========          =======         ========            =======
Foreign exchange:
   Swaps, futures and forwards          $103,745          $ 3,752         $ 58,159            $ 1,535
   Options written                         6,593                -           21,057                  -
   Options purchased                       6,460                -           20,957                  -
   Spot                                    7,583                8              772                  7
   Other                                     282                -               -                   -
                                        --------          -------         --------            -------
                                        $124,663          $ 3,760         $100,945            $ 1,542
                                        ========          =======         ========            =======
Other:
   Swaps, futures and forwards          $  3,047          $   545         $ 27,527            $ 1,242
   Options written                           300                -            5,969                682
   Options purchased                         241              127            6,047                537
   Other                                     270               19               21                  -
                                        --------          -------         --------            -------
                                        $  3,858          $   691         $ 39,564            $ 2,461
                                        ========          =======         ========            =======

The net positive fair value of derivative financial instruments held for asset and liability management purposes was $214 million and $164 million at December 31, 2000 and 1999, respectively. The net negative fair value of derivative financial instruments held for trading purposes was $111 million and $53 million at December 31, 2000 and 1999, respectively.

Note 29. Concentrations of Credit Risk

The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. The Company participates in lending activity throughout the United States and on a limited basis internationally with credit risk concentrated in the Northeastern United States. A real estate portfolio, concentrated in the New York metropolitan area, is secured by multi-family, commercial and residential properties. See Note 30 for a geographic distribution of year-end assets.

The ability of individual borrowers to repay is generally linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets. At December 31, 2000 41% of residential mortgages and 79% of commercial construction and mortgage loans were located within the Northeastern United States.

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


Note 30. International and Domestic Operations

In the following table, international loans are distributed geographically primarily on the basis of the location of the head office or residence of the borrowers or, in the case of certain guaranteed loans, the guarantors. Interest bearing deposits with banks are grouped by the location of the head office of the bank. Investments and acceptances are distributed on the basis of the location of the issuers or borrowers.

International Assets by Geographic Distribution and Domestic Assets
December 31,                                     2000                 1999
                                               -------              -------
                                                        in millions
International:
  Asia/Pacific                                 $   876              $ 1,249
  Europe/Middle East/Africa                      4,282                4,415
  Other Western Hemisphere                       2,078                2,518
                                               -------              -------
Total international                              7,236                8,182
Domestic                                        75,796               79,071
                                               -------              -------
Total international/domestic                   $83,032              $87,253
                                               -------              -------

The following table presents income statement information relating to the international and domestic operations of the Company. Geographical information has been classified by the location of the principal operations of the subsidiary, or in the case of the Bank, by the location of the branch office. As a result of the Republic acquisition, the Company altered the methodology used to report international income statement information. Due to the nature of the Company's structure, the following analysis includes intra-Company items between geographic regions. Under the new methodology, the international components for 1999 and 1998 were not significant and therefore are not disclosed.

Revenues and Earnings - International and Domestic

                                      Total            Total            Income
Year Ended December 31, 2000        Revenue (1)     Expenses (2)    Before Taxes
                                   -----------     -------------    ------------
                                                   in millions
International:
  Asia/Pacific                      $  339.7         $  290.3          $ 49.4
  Europe                               254.4            129.4           125.0
  Other Western Hemisphere             158.7            147.8            10.9
                                    --------         --------          ------
Total international                    752.8            567.5           185.3
Domestic (3)                         5,397.2          4,674.5           722.7
                                    --------         --------          ------
Total international/domestic        $6,150.0         $5,242.0          $908.0
                                    --------         --------          ------

(1) Includes net interest income and other operating income. Total revenue for 2000 includes intra-Company income of $264.2 million.
(2) Includes operating expenses and provision for credit losses. Total expenses for 2000 include intra-Company expenses of $264.2 million.
(3)  Includes the Caribbean and Canada.


Note 31. Fair Value of Financial Instruments

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

                                                            2000                             1999
                                                 -----------------------         -------------------------
                                                 Carrying          Fair          Carrying           Fair
December 31,                                       Value          Value            Value            Value
                                                 --------        -------         --------         --------
                                                                         in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                            $ 9,910        $ 9,910          $ 9,652         $ 9,652
    Related derivatives                                 2              2               24              (4)
  Trading assets                                    5,771          5,771            4,515           4,515
    Related derivatives                                 -              -            1,773           1,773
  Securities available for sale                    17,337         17,337           24,617          24,617
    Related derivatives                               (20)            (2)               -               -
  Securities held to maturity                       4,260          4,417            4,770           4,770
  Loans, net of allowance                          39,893         40,406           37,692          37,544
    Related derivatives                                 9             (6)              36               5

Financial liabilities:
  Instruments with carrying value
   equal to fair value                              9,191          9,191            6,711           6,711
    Related derivatives                                 5              4                8              (1)
  Deposits:
   Without fixed maturities                        42,795         42,795           45,604          45,604
   Fixed maturities                                13,238         13,258           10,820          10,852
    Related derivatives                                98            112               (3)              5
  Trading account liabilities                       2,767          2,767            2,437           2,437
    Related derivatives                                 -              -            1,817           1,817
  Long-term debt                                    5,097          5,248            5,885           5,853
    Related derivatives                                 2             30               (4)             27

Excluded from the above is the $169 million mark to market and the $175 million of accrued receivables recorded on the December 31, 1999 balance sheet associated with derivative contracts acquired from Republic that are held for asset and liability management purposes.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments. Further detail with respect to off-balance sheet financial instruments is provided in Note 27, Financial Instruments With Off-Balance Sheet Risk.


Note 32. Financial Statements of HSBC USA Inc. (parent)

Condensed parent company financial statements follow.

Balance Sheet
December 31,                                                  2000              1999 (1)
                                                          -----------        -----------
                                                                   in thousands
Assets:
Cash and due from banks                                   $     3,600        $       315
Interest bearing deposits with banks (including
 $775,499 and $2,306,481 in banking subsidiary)               840,499          2,371,481
Trading assets                                                167,564            213,398
Securities available for sale                                 299,261          6,821,320
Securities held to maturity (fair value $163,742
 and $135,212)                                                156,903            135,212
Loans (net of allowance for credit losses of
 $25,732 and $13,208)                                         114,053             82,903
Receivable from subsidiaries                                1,814,832          1,839,346
Investment in subsidiaries at amount of their
 net assets
    Banking                                                 7,062,066          6,665,972
    Other                                                   1,273,465          1,191,268
Goodwill and other acquisition intangibles                    703,022            545,808
Other assets                                                  260,075            393,744
                                                          -----------        -----------
Total assets                                              $12,695,340        $20,260,767
                                                          -----------        -----------
Liabilities:
Interest, taxes and other liabilities                     $   544,084        $   497,977
Payable to shareholders of acquired company                         -          7,091,209
Short-term borrowings                                         892,586          1,135,821
Long-term debt (2)                                          3,140,736          3,532,612
Long-term debt due to subsidiary (2)                          775,284            775,562
                                                          -----------        -----------
Total liabilities                                           5,352,690         13,033,181
Shareholders' equity *                                      7,342,650          7,227,586
                                                          -----------        -----------
Total liabilities and shareholders' equity                $12,695,340        $20,260,767
                                                          -----------        -----------

 *   See Consolidated Statement of Changes in Shareholders' Equity, page 39.
(1) Restated to exclude investments transferred to HSBC North America Inc. during 2000. See Note 1 for further discussion.
(2) Contractual scheduled maturities for the debt over the next five years are as follows: 2001, $350 million; 2002, $646 million and none for 2003, 2004 and 2005.

Statement of Income
Year Ended December 31,                                       2000                1999                1998
                                                           ---------            --------            --------
Income:                                                                      in thousands
  Dividends from banking subsidiaries                      $ 400,000            $450,000            $405,000
  Dividends from other subsidiaries                            7,501               1,001               7,001
  Interest from banking subsidiaries                         120,802              96,836              91,405
  Interest from other subsidiaries                               222                   -                 241
  Other interest income                                      137,600              15,469               7,641
  Securities transactions                                      6,542               7,800               7,529
  Other income                                                13,218               4,014               2,226
                                                           ---------            --------            --------
Total income                                                 685,885             575,120             521,043
                                                           ---------            --------            --------
Expenses:
  Interest (including $61,338, $33,378,
   and $33,382 paid to subsidiaries)                         378,101             123,920             123,053
  Goodwill amortization                                       28,396                   -               2,241
  Other expenses                                              72,788              13,831               4,263
                                                           ---------            --------            --------
Total expenses                                               479,285             137,751             129,557
                                                           ---------            --------            --------
Income before taxes and equity in undistributed
 income of subsidiaries                                      206,600             437,369             391,486
Income tax benefit                                           (92,762)             (4,360)             (5,962)
                                                           ---------            --------            --------
Income before equity in undistributed income
 of subsidiaries                                             299,362             441,729             397,448
Equity in undistributed income of subsidiaries               268,142              21,983             129,619
                                                           ---------            --------            --------
Net income                                                 $ 567,504            $463,712            $527,067
                                                           ---------            --------            --------

Statement of Cash Flows
Year Ended December 31,                                      2000                 1999                1998
                                                         -----------           ----------           ---------
                                                                              in thousands
Cash flows from operating activities:
  Net income                                             $   567,504           $  463,712           $ 527,067
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                             43,236                  853               3,128
    Net change in other accrued accounts                      44,326               33,788              (4,294)
    Undistributed income of subsidiaries                    (268,142)             (21,983)           (129,619)
    Other, net                                                (6,783)             (12,879)            116,636
                                                         -----------           ----------           ---------
      Net cash provided by operating
       activities                                            380,141              463,491             512,918
                                                         -----------           ----------           ---------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                                     1,530,982             (298,400)             57,600
  Purchases of securities                                 (3,632,912)                   -                   -
  Sale of securities                                      10,163,473               13,198              12,366
  Payment to shareholders of acquired
   company                                                (7,091,209)                   -                   -
  Net originations and maturities of loans                   (25,175)             (38,912)           (180,066)
  Other, net                                                 (61,629)             (19,937)             14,156
                                                         -----------           ----------           ---------
      Net cash provided (used) by
       investing activities                                  883,530             (344,051)            (95,944)
                                                         -----------           ----------           ---------
Cash flows from financing activities:
  Net change in short-term borrowings                       (243,235)             (64,125)             63,026
  Issuance of long-term debt                                       -              200,000                   -
  Repayment of long-term debt                               (400,000)            (100,000)                  -
  Dividends paid                                            (621,744)            (155,000)           (480,000)
  Other, net                                                   4,593                    -                   -
                                                         -----------           ----------           ---------
      Net cash used by financing
       activities                                         (1,260,386)            (119,125)           (416,974)
                                                         -----------           ----------           ---------
Net change in cash and due from banks                          3,285                  315                   -
Cash and due from banks at beginning of year                     315                    -                   -
                                                         -----------           ----------           ---------
Cash and due from banks at end of year                   $     3,600           $      315           $       -
                                                         -----------           ----------           ---------
Cash paid for:
  Interest paid                                          $   384,883           $  120,963           $ 121,889
Non-cash activities related to acquisitions:
  Preferred stock assumed                                          -              500,000                   -
  Capital contributed principally in the form
   of treasury securities                                          -            7,088,108                   -
                                                         -----------           ----------           ---------

The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company (see Note 17).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 2000.


PART III


Item 10. Directors and Executive Officers of the Registrant

Directors
Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Sal H. Alfiero, age 63, Founder, Chairman and Chief Executive Officer, Mark IV Industries, Inc. Mr. Alfiero has been a director of the Bank since 1996. He is also a director of Phoenix Home Life Mutual Insurance Company, Southwire Company, Niagara Mohawk Holdings Inc., National Health Care Affiliates, Inc., Kaleida Health System and a trustee for the University of Buffalo Foundation. Elected January, 2000.

Sir John R. H. Bond, age 59, Chairman of the Company and the Bank since 1997 and Group Chairman of HSBC since 1998. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, The Hongkong and Shanghai Banking Corporation Limited from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Sir John is director and Chairman of HSBC Finance (Netherlands), Chairman of HSBC Bank plc, Chairman of HSBC Bank Middle East and a director of The Hongkong and Shanghai Banking Corporation Limited, and Ford Motor Company. Elected in 1987.

James H. Cleave, age 58, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of HSBC Bank Canada since 1987. Mr. Cleave is also a director and Chairman of HSBC Bank Canada. Elected in 1991.

Frances D. Fergusson, age 56, President, Vassar College since 1986. Formerly Provost and Vice President for Academic Affairs, Bucknell University.
Dr. Fergusson is a member of the Board of Trustees of the Ford Foundation and Chair of the Board of the Mayo Foundation, and is a director of C H Energy Group. She was a director of the Company from 1990 through 1994 and has been a director of the Bank since 1990. Reelected January, 2000.

Douglas J. Flint, age 45, Group Finance Director, HSBC and an Executive Director of HSBC since 1995. A director of HSBC Investment Bank Holdings plc, HSBC Bank Malaysia Berhad, HSBC Argentina Holdings S.A., and a director of the Bank since 1998. Mr. Flint is a member of the Urgent Issues Task Force of the Accounting Standards Board and a former partner in KPMG. Elected January, 2000.

Martin J. G. Glynn, age 49, Director, President and Chief Executive Officer, HSBC Bank Canada. He joined HSBC Bank Canada in 1982. He is also a director of the Bank and Chair of the Canadian Chamber of Commerce since October 2000. Elected January, 2000.

Stephen K. Green, age 52, Executive Director Investment Banking and Markets, HSBC and an Executive Director of HSBC since 1998. Joined HSBC in 1982. Group Treasurer from 1992 to 1998. Mr. Green is Chairman of HSBC Investment Bank Holdings plc and a director of HSBC Bank plc, Credit Commercial de France S.A., HSBC Guyerzeller Bank AG, HSBC Private Banking Holdings (Suisse) S.A. and HSBC Trinkaus & Burkhardt KGaA. A director of the Bank and the Company since January, 2000.

Ulric Haynes, Jr., age 69, Executive Dean for University International Relations, Hofstra University. Formerly Dean, School of Business, Hofstra University and a consultant on international business. Mr. Haynes was American Ambassador to Algeria from 1977 to 1981 and is a director of Pall Corporation, Reliastar Life of New York, INNCOM International, Inc. and DYNAX Solutions, Inc. He was a director of the Company from 1981 through 1994 and has been a director of the Bank since 1981. Reelected January, 2000.

Richard A. Jalkut, age 56, President and Chief Executive of Pathnet. Formerly President and Group Executive, NYNEX Telecommunications and Executive Vice President and Chief Operating Officer of New England Telephone and New York Telephone. He was a director of the Company from 1992 through 1994 and has been a director of the Bank since 1992. He is a director of Digex Corp., IKON Office Solution, Birch Telecom and Home Wireless Networks. Reelected January, 2000.

Bernard J. Kennedy, age 69, Chairman and Chief Executive Officer of National Fuel Gas Company. Also Chairman of National Fuel Gas Distribution Corporation, National Fuel Gas Supply Corporation and Seneca Resources Corporation. He is a director of Merchants Mutual Insurance Co., AEGIS Insurance Services Inc., Niagara Independence Marketing Company and Seneca Independence Pipeline Company. Mr. Kennedy was a director of the Company from 1991 through 1994 and has been a director of the Bank since 1991. Reelected January, 2000.

Peter Kimmelman, age 56, Private Investor. Formerly a director of Republic and Republic Bank since 1976. A director of the Bank and the Company since January, 2000.

Charles G. Meyer, Jr., age 63, President of Cord Meyer Development Company. Formerly a director of Republic Bank. A director of the Bank and the Company since January, 2000.

James L. Morice, age 63, Sole member, J.L. Morice & Company, LLC, a management consulting firm. Formerly a director of Republic and Republic Bank since 1987. A director of the Bank and the Company since January, 2000.

Youssef A. Nasr, age 46, President and Chief Executive Officer of the Company and the Bank since January, 2000 and a director of the Company and the Bank since 1998. Mr. Nasr is a director of HSBC Bank Canada and was President and Chief Executive Officer of HSBC Bank Canada from 1998 through 1999. He joined HSBC in 1976 and was appointed a Group General Manager in 1998. Elected in 1998.

Jonathan Newcomb, age 54, Chairman & CEO, Simon & Schuster, Inc. Prior to that he held the office of President and Chief Operating Officer. He was previously President of McGraw Hill Financial & Economic Information Group which included the business units of Standard & Poor's and Data Resources Inc. He is a director of the Bank, Edison Schools and LearnX.com. He is also a member of the Board of Trustees of Dartmouth College and the Board of Overseers for Dartmouth's Amos Tuck School of Business Administration. Elected January, 2000.

Henry J. Nowak, age 65, Attorney, Consultant and a member of the U.S. House of Representatives from 1974 through 1992. Prior to his service in the U.S. House of Representatives, he was elected to the office and served as Comptroller of the County of Erie. Mr. Nowak is a director of A&G Resources Corporation and is a member of the New York State and Erie County Bar Associations. He was a director of the Company from 1993 through 1994 and has been a director of the Bank since 1993. Reelected January, 2000.

Keith R. Whitson, age 57, Group Chief Executive Officer of HSBC since 1998 and a director of HSBC since 1994. Chief Executive Officer of HSBC Bank plc from 1994 through 1998 and formerly Deputy Chief Executive Officer from 1992 through 1994. Prior to that he was Executive Director of the Company from 1990 through 1992. He is also a director of HSBC Argentina Holdings S.A., HSBC Bank plc, HSBC Bank Canada and HongkongBank. He has been with HSBC since 1961. Elected in 1998.


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

Executive Officers

The table below shows the names and ages of all executive officers of the Company and the positions held by them as of March 15, 2001 and the dates when elected an executive officer of the Company or the Bank.

                                    Year
Name                       Age    Elected     Present Position with the Company
----------------------     ---    -------     ---------------------------------
Youssef A. Nasr            46       2000      President and Chief Executive
                                               Officer
Leslie E. Bains            57       2000      Senior Executive Vice President
Robert M. Butcher          57       1988      Senior Executive Vice President
                                               and Chief Financial Officer
Alexander A. Flockhart     49       1999      Senior Executive Vice President
Paul L. Lee                54       2000      Senior Executive Vice President
                                               and General Counsel
Vincent J. Mancuso         54       1996      Senior Executive Vice President
                                               and Group Audit Executive, USA
Robert H. Muth             48       1993      Senior Executive Vice President
Joseph M. Petri            48       2001      Senior Executive Vice President
Gerald A. Ronning          53       1991      Executive Vice President and
                                               Controller
Iain A. Stewart            42       2000      Senior Executive Vice President
Philip S. Toohey           57       1990      Senior Executive Vice President
                                               and Secretary
George T. Wendler          56       2000      Senior Executive Vice President
                                               and Chief Credit Officer

Youssef A. Nasr had been a Director of the Company since 1998. From 1998 through 1999, he had been President and Chief Executive Officer of HSBC Bank Canada. He has been a member of the HSBC Group since 1976.

Leslie E. Bains managed domestic private banking and investments at Republic. Ms. Bains joined Republic in 1993.

Alexander A. Flockhart previously was HSBC's Managing Director of the Saudi British Bank. From 1992 to 1994, he served as the Chief Executive Officer of HSBC Thailand. He joined HSBC in 1974.

Joseph M. Petri was Executive Managing Director and head of sales for HSBC's Investment Banking and Markets, Americas from 1999 to 2000. He was President and Senior Partner of Summit Capital Advisors LLC, a New Jersey based hedge fund from 1995 to 1998. Prior to that, Mr. Petri held a variety of management positions with Merrill Lynch.

Iain A. Stewart is an HSBC International Manager who was Group Treasurer in London from 1994 to 1999 and formerly manager of Group Market Risk. He joined HSBC in 1981 and was Treasurer USA from 1989 to 1993.

Messrs. Lee and Wendler each served Republic or Republic Bank in executive capacities for more than five years. Messrs. Butcher, Mancuso, Muth, Ronning and Toohey each served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.

Item 11. Executive Compensation

The following table sets forth information as to the compensation earned through December 31, 2000 by the President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank for their services on behalf of the Company. Principal position indicates capacity served in 2000.

Summary Compensation Table

                                                Annual Compensation            Long Term Compensation
                                    ---------------------------------------    -----------------------
                                                                               Restricted                  All
Name and                                                                         Stock       LTIP         Other
Principal Position                  Year    Salary       Bonus       Other       Awards     Payouts    Compensation
                                    ----   --------   ----------   --------     --------  ----------   ------------
Youssef A. Nasr                     2000   $738,461   $1,100,000   $145,172     $441,000  $        -     $423,706
 President and
 Chief Executive Officer
Elias Saal                          2000    490,385    2,546,250      7,973            -   1,355,884       11,193
 Senior Executive Vice President
 Treasury and International
 Private Banking
Iain A. Stewart                     2000    569,288    2,000,000     80,664    1,466,000           -      243,351
 Senior Executive Vice President
 Investment Banking and Markets
Robert H. Muth                      2000    550,000      550,000    117,241      150,000           -      118,859
 Senior Executive Vice President    1999    296,596      275,000      1,469      152,000           -      110,175
 Administration                     1998    299,593      211,825      5,093      121,000           -       10,400
George T. Wendler                   2000    543,269      500,000      9,647      100,000   1,310,000        2,089
 Senior Executive Vice President
 and Chief Credit Officer


Prior to 2000, Messrs. Nasr and Stewart were compensated by HSBC entities other than the Company and Messrs. Saal and Wendler were compensated by Republic. Mr. Muth's 1999 compensation reflects only the amounts paid by the Company and does not include compensation received while on secondment to another HSBC entity.

Other Annual Compensation for Mr. Nasr includes reimbursement for rental expenses amounting to $69,567 and related tax gross-ups of $72,552. Other Annual Compensation for Mr. Stewart includes an executive travel allowance of $22,288 and tax gross-ups of $28,933. Mr. Muth's Other Annual Compensation includes tax gross-ups of $96,448. Other Annual Compensation for the other named executives includes health and insurance benefits.

The Restricted Share Awards represent the monetary value at grant date of awards made under the HSBC Restricted Share Plan for performance in the year indicated. The number of shares of HSBC Holdings plc common stock corresponding to the 2000 award will not be known until HSBC actually purchases the shares, which is expected to occur late in the first quarter of 2001. The aggregate number and value at December 31, 2000 of restricted share holdings through 1999 for each of the named executives was: Mr. Nasr: 46,326 shares ($681,922); Mr. Saal: none; Mr. Stewart: 73,446 shares ($1,081,127); Mr. Muth: 26,534 shares ($390,576); and
Mr. Wendler: none. The shares awarded to Messrs. Nasr and Stewart for holdings through 1999, are for performance while employed by other HSBC entities. Dividends are paid on all restricted shares.

No stock options on HSBC Holdings plc common stock were granted under the HSBC Executive Share Option Plan to any of the named executives for the performance years indicated.

The Long-Term Incentive Plan payouts to Messrs. Saal and Wendler represent payments made under Republic's Long-Term Incentive Stock Plan.

All Other Compensation for Mr. Nasr includes reimbursement for moving expenses of $359,214, unused vacation pay of $57,692 earned while working for another HSBC entity and the Company's matching contributions to its 401(k) plan. All Other Compensation for Mr. Stewart represents a reimbursement for moving expenses. All Other Compensation for Mr. Muth in 2000 consists of moving expense reimbursement of $104,059, the Company's matching 401(k) plan contribution and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the Company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, which is the maximum matching contribution available under the 401(k) plan. All Other Compensation for Messrs. Saal and Wendler represent payments from Republic's deferred compensation and profit sharing plans.

                   Aggregated Stock Option Exercises in 2000 and Option Values as of Year-End 2000

                                                           Number of Securities          Value of Unexercised
                                                      Underlying Unexercised Options     In-the-Money Options
                                                         as of December 31, 2000      as of December 31, 2000 (1)
                         Shares Acquired   Value     -------------------------------  ---------------------------
Name                       on Exercise    Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
-----------------        ---------------  --------     -----------    -------------    -----------   -------------
Youssef A. Nasr                 -            $-          81,000           45,000        $725,307       $240,153
Elias Saal                      -             -               -                -               -              -
Iain A. Stewart                 -             -          66,000           40,500         551,899        216,137
Robert H. Muth                  -             -          39,000           19,500         330,578        104,066
George T. Wendler               -             -               -                -               -              -

(1) Value based on the closing price per share of HSBC Holdings plc common stock on December 29, 2000 of 9.85 GBP and a US $ exchange rate of 1.4935 per GBP.

The unexercised stock options included above on HSBC Holdings plc common stock were granted under the HSBC Executive Share Option Plan for performance years 1997 and prior. The option awards for Messrs. Nasr and Stewart are for performance while employed by other HSBC entities.

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

                                               Estimated Annual Retirement Benefits for
Five Year Average                              Representative Years of Credited Service
  Compensation                   15                20                25               30                35
-----------------            --------          --------          --------         --------          --------
    $125,000                 $ 36,750          $ 49,250          $ 61,750         $ 74,250          $ 74,563
     150,000                   44,100            59,100            74,100           89,100            89,475
     175,000                   51,450            68,950            86,450          103,950           104,388
     200,000                   58,800            78,800            98,800          118,800           119,300
     225,000                   66,150            88,650           111,150          133,650           134,213
     250,000                   73,500            98,500           123,500          148,500           149,125
     300,000                   88,200           118,200           148,200          178,200           178,950
     350,000                  102,900           137,900           172,900          207,900           208,775
     400,000                  117,600           157,600           197,600          237,600           238,600
     450,000                  132,300           177,300           222,300          267,300           268,425
     500,000                  147,000           197,000           247,000          297,000           298,250
     600,000                  176,400           236,400           296,400          356,400           357,900

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

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 2000, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Nasr, 13.25; Mr. Saal, 19.58; Mr. Muth, 15.5 and Mr. Wendler, 13.75. Since Mr. Stewart is an HSBC International Manager, he does not participate in the Company's retirement plan.

In addition to the pension benefits payable under the Company plan, Messrs. Nasr and Muth are also entitled to receive pension benefits under the plan of HSBC Bank Canada. Under terms of employment with the Company, they may receive additional pension benefits which take into account their combined total years of service with HSBC. Payments under these arrangements are unfunded and any additional amounts due would be paid out of the general funds of the Bank.

Effective February 28, 2001, Elias Saal resigned his position with the Company. Mr. Saal will serve the Company as a consultant on Treasury and International Private Banking issues. In accordance with the terms of an employment agreement dated April 30, 1999 between Republic (and the Company as successor thereto) and Mr. Saal, a lump sum payment of $10.6 million representing salary and bonus to April 30, 2004, the end of his employment period, was made to Mr. Saal on March 7, 2001. In January 2002, a lump sum payment of approximately $7.5 million representing supplemental executive retirement plan benefits, plus approximately $4.0 million in excise tax gross-ups on these benefits, will be paid to Mr. Saal. These payments were provided for in a Republic acquisition reserve, and are included in the severance related balance at December 31, 2000. See Note 2 for further discussion. For the remainder of Mr. Saal's life and that of his spouse, the Company will provide medical and dental benefits to Mr. Saal, his spouse and children under age 25 up to an aggregate amount not to exceed $1 million.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Holder of Securities
The Company is 100 percent owned by HSBC North America Inc. HSBC North America Inc., is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Bond, Flint, Green and Whitson are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 2000.

Item 13. Certain Relationships and Related Transactions

Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 2000. Similar transactions in the ordinary course of business may be expected to take place in the future.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

James H. Cleave, director, served as consultant in connection with the transaction between HSBC and Republic and the integration of the operations of Republic and the Company. For these services he received compensation from the Company of approximately $419,000 and $625,000 for 2000 and 1999, respectively. Also in 2000, for his work on the merger, Mr. Cleave was awarded restricted shares of HSBC Holdings plc common stock valued at $1,205,000.

PART IV

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

3. Exhibits
      3    a  Registrant's Restated Certificate of Incorporation and Amendments
              Thereto
           b  Registrant's By-Laws, as Amended to Date
      4    Instruments Defining the Rights of Security Holders, Including
           Indentures
           Registrant has previously filed with the Commission as Exhibits to various registration statements and periodic reports the Restated Certificate of Incorporation, as amended, By-Laws and all indentures and other Instruments Defining the Rights of Security Holders.

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



B


Reports on Form 8-K

1. On December 21, 2000 a report on Form 8-K was filed describing a distribution by the Company to its parent.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant


/s/ Philip S. Toohey
-------------------------------
Philip S. Toohey
Senior Executive Vice President
and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2001 by the following persons on behalf of the Registrant and in the capacities indicated:

                                             Sal H. Alfiero* Director
/s/ Robert M. Butcher                        John R. H. Bond*
--------------------------------              Chairman of the Board
Robert M. Butcher                            James H. Cleave* Director
Senior Executive Vice President              Frances D. Fergusson* Director
and Chief Financial Officer                  Douglas J. Flint* Director
(Principal Financial Officer)                Martin J. G. Glynn* Director
                                             Stephen K. Green* Director
                                             Ulric Haynes, Jr.* Director
/s/ Gerald A. Ronning                        Richard A. Jalkut* Director
--------------------------------             Bernard J. Kennedy* Director
Gerald A. Ronning                            Peter Kimmelman* Director
Executive Vice President                     Charles G. Meyer, Jr.* Director
and Controller                               James L. Morice* Director
(Principal Accounting Officer)               Youssef A. Nasr*
                                              Director, President
                                              and Chief Executive Officer
                                             Jonathan Newcomb* Director
                                             Henry J. Nowak* Director
                                             Keith R. Whitson* Director


                                             *
                                             /s/ Philip S. Toohey
                                             --------------------------
                                             Philip S. Toohey
                                             Attorney-in-fact