Form 10-Q
period 2001-03-31
HSBC USA INC /MD/
filed 2001-05-10
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                For Quarter Ended March 31, 2001

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

             Yes _X_                   No  ___

All voting stock (704 shares of Common Stock, $5 par value) is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc.

This report includes a total of 28 pages.



                                                          2.



Part I - FINANCIAL INFORMATION
----------------------------------------------------------------

Item 1 - Financial Statements                               Page

       Consolidated Balance Sheet
       March 31, 2001 and December 31, 2000                    3

       Consolidated Statement of Income
       For The Three Months
       Ended March 31, 2001 and 2000                           4

       Consolidated Statement of Changes in
       Shareholders' Equity For The Three Months
       Ended March 31, 2001 and 2000                           5

       Consolidated Statement of Cash Flows
       For The Three Months Ended
       March 31, 2001 and 2000                                 6

       Notes to Consolidated Financial Statements              7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        15


Part II - OTHER INFORMATION
----------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                     25

Signatures                                                    26



                                                                           3.

                                                                HSBC USA Inc.
-----------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                    March 31,    December 31,
                                                         2001            2000*
-----------------------------------------------------------------------------
                                                         in thousands
Assets
Cash and due from banks                        $   1,987,039   $   1,860,713
Interest bearing deposits with banks               4,693,344       5,129,490
Federal funds sold and securities
  purchased under resale agreements                1,115,439       1,895,492
Trading assets (incl. $183,393 pledged to
  creditors at March 31)                           7,783,525       5,770,972
Securities available for sale (incl. $1,818,407
  pledged to creditors at March 31)               16,360,299      17,336,832
Securities held to maturity (fair value
  $5,366,284 and $4,417,251)                       5,170,467       4,260,492
Loans                                             41,042,167      40,417,847
Less - allowance for credit losses                   552,664         524,984
-----------------------------------------------------------------------------
      Loans, net                                  40,489,503      39,892,863
Premises and equipment                               794,579         777,610
Accrued interest receivable                          575,546         785,286
Equity investments                                    56,835          55,596
Goodwill and other acquisition intangibles         3,183,334       3,229,479
Other assets                                       2,276,175       2,040,325
-----------------------------------------------------------------------------
Total assets                                   $  84,486,085   $  83,035,150
=============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                          $   4,882,753   $   5,114,668
  Interest bearing                                31,587,010      30,631,511
Deposits in foreign offices
  Noninterest bearing                                654,060         282,737
  Interest bearing                                20,618,917      20,013,588
-----------------------------------------------------------------------------
      Total deposits                              57,742,740      56,042,504
Trading account liabilities                        3,501,281       2,766,825
Short-term borrowings                              7,832,579       8,562,363
Interest, taxes and other liabilities              3,225,862       3,232,918
Subordinated long-term debt and perpetual
  capital notes                                    2,958,969       3,027,014
Guaranteed mandatorily redeemable securities         729,907         711,737
Other long-term debt                               1,237,512       1,357,904
-----------------------------------------------------------------------------
Total liabilities                                 77,228,850      75,701,265
-----------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                      500,000         500,000
Common shareholder's equity
  Common stock                                             4               4
  Capital surplus                                  6,022,018       6,104,264
  Retained earnings                                  611,886         612,798
  Accumulated other comprehensive income             123,327         116,819
-----------------------------------------------------------------------------
      Total common shareholder's equity            6,757,235       6,833,885
-----------------------------------------------------------------------------
Total shareholders' equity                         7,257,235       7,333,885
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity     $  84,486,085   $  83,035,150
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to HSBC
North America Inc. during 2001.




                                                                         4.

                                                              HSBC USA Inc.
---------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                             Three months ended March 31,
                                                          2001        2000*
---------------------------------------------------------------------------
                                                          in thousands
Interest income
 Loans                                           $    785,569 $    738,674
 Securities                                           375,662      384,542
 Trading assets                                        60,920       28,343
 Other short-term investments                         115,423      106,475
---------------------------------------------------------------------------
Total interest income                               1,337,574    1,258,034
---------------------------------------------------------------------------
Interest expense
 Deposits                                             582,840      529,112
 Short-term borrowings                                120,388       96,755
 Long-term debt                                        90,568      104,183
---------------------------------------------------------------------------
Total interest expense                                793,796      730,050
---------------------------------------------------------------------------
Net interest income                                   543,778      527,984
Provision for credit losses                            47,550       27,993
---------------------------------------------------------------------------
Net interest income, after
  provision for credit losses                         496,228      499,991
---------------------------------------------------------------------------
Other operating income
 Trust income                                          22,838       20,143
 Service charges                                       43,903       43,508
 Mortgage banking revenue                              12,197        6,588
 Other fees and commissions                            76,499       79,434
 Trading revenues                                      50,398       51,408
 Security gains (losses)                               69,179       (2,402)
 Other income                                          17,433       12,272
---------------------------------------------------------------------------
Total other operating income                          292,447      210,951
---------------------------------------------------------------------------
Total income from operations                          788,675      710,942
---------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits                       243,160      248,553
 Occupancy expense, net                                38,064       41,722
 Goodwill amortization                                 45,091       43,731
 Other expenses                                       165,323      137,651
---------------------------------------------------------------------------
Total other operating expenses                        491,638      471,657
---------------------------------------------------------------------------
Income before taxes and cumulative
  effect of accounting change                         297,037      239,285
Applicable income tax expense                         115,800       89,447
---------------------------------------------------------------------------
Income before cumulative effect
  of accounting change                                181,237      149,838
---------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of FAS 133                              (451)           -
---------------------------------------------------------------------------
Net income                                       $    180,786 $    149,838
===========================================================================
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to HSBC
North America Inc. during 2001 and 2000.




                                                                   5.

                                                        HSBC USA Inc.
---------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                          Three months ended March 31,
                                                   2001          2000*
---------------------------------------------------------------------
                                                    in thousands
Preferred stock
Balance, January 1,                       $    500,000  $    500,000
---------------------------------------------------------------------
Balance, March 31,                             500,000       500,000
---------------------------------------------------------------------
Common stock
Balance, January 1,                                  4             4
---------------------------------------------------------------------
Balance, March 31,                                   4             4
---------------------------------------------------------------------
Capital surplus
Balance, January 1,                          6,104,264     6,096,317
Return of capital                              (84,939)            -
Capital contribution from parent                 2,693         1,314
---------------------------------------------------------------------
Balance, March 31,                           6,022,018     6,097,631
---------------------------------------------------------------------
Retained earnings
Balance, January 1,                            612,798       671,578
Net income                                     180,786       149,838
Cash dividends declared:
  Preferred stock                               (6,698)       (6,885)
  Common stock                                (175,000)     (200,000)
---------------------------------------------------------------------
Balance, March 31,                             611,886       614,531
---------------------------------------------------------------------
Accumulated other comprehensive income (loss), net of tax
Balance, January 1,                            116,819       (50,534)
  Net change in unrealized gains
    on securities                               34,765         7,938
  Net change in unrealized loss on
    derivatives classified as cash flow
    hedges                                     (17,949)            -
  Unrealized net transitional loss related
    to initial adoption of FAS 133              (7,681)            -
  Amortization of unrealized transitional
    FAS 133 gains credited to current
    income                                        (713)            -
  Foreign currency translation adjustment       (1,914)          253
---------------------------------------------------------------------
Other comprehensive income, net of tax           6,508         8,191
---------------------------------------------------------------------
Balance, March 31,                             123,327       (42,343)
---------------------------------------------------------------------
Total shareholders' equity, March 31,     $  7,257,235  $  7,169,823
=====================================================================
Comprehensive income
Net income                                $    180,786  $    149,838
Other comprehensive income, net
  of tax                                         6,508         8,191
---------------------------------------------------------------------
Comprehensive income                      $    187,294  $    158,029
=====================================================================
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to HSBC
North America Inc. during 2001 and 2000.



                                                                                     6.

                                                                          HSBC USA Inc.
   ------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                           Three months ended March 31,
                                                                      2001        2000*
   ------------------------------------------------------------------------------------
                                                                     in thousands
   Cash flows from operating activities
       Net income                                            $    180,786  $   149,838
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes          58,994       99,444
            Provision for credit losses                            47,550       27,993
            Net change in other accrual accounts                  248,605      282,591
            Net change in loans originated for sale              (907,321)    (250,232)
            Net change in trading assets and liabilities         (891,476)     364,313
            Other, net                                           (120,122)     (28,184)
   ------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities (1,382,984)     645,763
   ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks         445,752     (613,750)
       Net change in short-term investments                       780,053   (1,878,895)
       Purchases of securities held to maturity                   (99,773)     (14,347)
       Proceeds from maturities of securities held to maturity    199,414      140,855
       Purchases of securities available for sale              (3,539,916)  (7,093,632)
       Sales of securities available for sale                   2,181,326    4,548,372
       Proceeds from maturities of securities available
          for sale                                              1,381,701    8,994,972
       Payment to shareholders of acquired company                      -   (7,091,209)
       Net change in credit card receivables                       13,859       21,088
       Net change in other short term loans                       389,562     (499,707)
       Net originations and maturities of loans                    21,524     (124,858)
       Sales of loans                                                   -      167,149
       Expenditures for premises and equipment                    (38,096)     (27,734)
       Net cash used in acquisitions, net of
          cash acquired                                           (21,547)           -
       Other, net                                                (239,477)    (380,264)
   ------------------------------------------------------------------------------------
            Net cash provided (used) by investing activities    1,474,382   (3,851,960)
   ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                   1,252,443   (1,723,678)
       Net change in short-term borrowings                       (729,784)   4,994,498
       Issuance of long-term debt                                  77,373      171,842
       Repayment of long-term debt                               (298,204)    (169,140)
       Return of capital                                          (84,939)           -
       Dividends paid                                            (181,961)    (201,354)
   ------------------------------------------------------------------------------------
            Net cash provided by financing activities              34,928    3,072,168
   ------------------------------------------------------------------------------------
   Net change in cash and due from banks                          126,326     (134,029)
   Cash and due from banks at beginning of period               1,860,713    1,959,213
   ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                  $  1,987,039  $ 1,825,184
   ====================================================================================
   Non-cash activities:
       Transfer of securities from held to maturity to
            available for sale (See Note 8)                  $    189,867  $         -
       Transfer of securities from available for sale to held
            to maturity                                         1,041,911            -
   ------------------------------------------------------------------------------------
   The accompanying notes are an integral part of the consolidated financial statements.
   *Restated to exclude investments in entities transferred to HSBC North
   America Inc. during 2001 and 2000.


                                                          7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
---------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank) conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. Such policies, except as described in Note 8 below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 2000 Annual Report on Form 10-K.

2.  Acquisitions
---------------------------------------------------------------

On January 1, 2001, the Bank acquired the Panama branches of HSBC Bank plc for approximately $22 million in cash. The purchase included two branches in Panama City, one in the Colon Free Trade Zone, one in Colon and one in Aguadulce. The Bank acquired approximately $500 million in assets and assumed $450 million in customer and bank deposits. The acquisition was accounted for as a transfer of assets between companies under common control at HSBC Bank plc's historical cost, without restatement.

As well as aligning ownership along geographic lines, the purchase will allow the Bank to achieve better local synergies from its acquisition of Chase Manhattan's branches in Panama last year.

As described in Note 2 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for 2000, on December 31, 1999, HSBC Holdings plc
(HSBC) acquired Republic New York Corporation (Republic). Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The merger was accounted for as a purchase transaction. As a result of the Republic acquisition, the Company assumed certain liabilities associated with merging Republic's operations with those of the Company and recognized integration costs relating to the planned severance of employees and exiting of businesses of the Company. The following table represents the activity in these reserves during the first quarter of 2001.


---------------------------------------------------------------------
                             Severance
                               Related   Premises    Other     Total
---------------------------------------------------------------------
                                        (in millions)
Balance December 31, 2000       $151.8      $10.8     $5.3    $167.9
Less: Payments                    71.9        4.1        -      76.0
---------------------------------------------------------------------
Balance March 31, 2001          $ 79.9      $ 6.7     $5.3    $ 91.9
---------------------------------------------------------------------



                                                          8.

During 2000, $85.0 million of integration costs were expensed as systems and operations were combined, of which $2.5 million was incurred during the first quarter. During the first quarter of 2001, $5.9 million of integration costs were expensed. Although the consolidation of most systems and operations is nearing completion, it is anticipated that some further integration costs will be incurred during the remainder of 2001.

3.  Litigation
---------------------------------------------------------------

As described in Note 26 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for 2000 (the 2000 10-K), the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton Note Matter
(as defined in the 2000 10-K).

These proceedings include investigations by regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission. As previously disclosed Republic New York Securities Corporation ("RNYSC") is a target of the federal grand jury investigation being conducted by the U.S. Attorney. In light of a probable law enforcement proceeding against RNYSC in connection with the Princeton Note Matter, a matter that came to light before the acquisition of Republic, a provision of $79 million, the amount of shareholder's equity of RNYSC, was taken in the consolidated financial statements of the Company as of December 31, 2000, as an adjustment to the cost of the acquisition of Republic. During the course of the U.S. Attorney's investigation, with which the Company has been cooperating fully, discussions have been initiated to attempt to resolve the grand jury investigation and regulatory investigations, and such resolution if it occurs may also encompass resolution of some of the civil actions noted below. At the present time it is not possible to predict whether a resolution will be reached or to estimate the amount of its additional cost to the Company.

In addition to the regulatory and law enforcement investigations, nineteen separate civil actions have been brought to date in the United States District Court for the Southern District of New York against RNYSC by Japanese entities in connection with the Princeton Note Matter. The first eighteen of these actions are described in Note 26 to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for 2000. The nineteenth action, PG Star, Ltd. v. Republic New York
Securities Corporation, et. al., was filed on March 28, 2001. It alleges an unpaid note in the amount of Yen 450 million (approximately $3.35 million). The complaint asserts common law claims and claims under the federal commodities laws. At the present time it is not possible to assess the outcome of the civil proceedings relating to the Princeton Note Matter.


                                                          9.

4. Accounting for Derivatives and Hedging Activities
---------------------------------------------------------------

Pursuant to FAS 133, all derivatives are recognized on the balance sheet at their fair value (see Note 8, New Accounting Standards). On the date the derivative contract is entered into (January 1, 2001 for all derivatives in place at that date) the Company designates it as (1) a qualifying FAS 133 hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (2) a qualifying FAS 133 hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) as a trading position.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of their effectiveness, until earnings are impacted by the variability of cash flows from the hedged item. Changes in the fair value of derivatives held for trading purposes are reported in current period earnings.

At the inception of each hedge (January 1, 2001 for all derivatives in place at that date), the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

Increased earnings volatility will result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the requirements of FAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.

Embedded Derivatives

The Company may acquire or originate a financial instrument that contains a derivative instrument "embedded" within it. Upon origination or acquisition of any such instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the "host contract") and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

                                                         10.


When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value hedge, cash flow hedge or as a trading instrument.

Hedge Discontinuation

The Company formally assesses, both at the hedge's inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when
(1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised;
(3) it is unlikely that a forecasted transaction will occur;
(4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) the designation of the derivative as a hedged instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged item will no longer be adjusted for changes in fair value or changes in the fair value of the derivative reclassified to other comprehensive income. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in other comprehensive income, are reversed to current period earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying FAS 133 hedge.

5.  Pledged Assets
---------------------------------------------------------------

At March 31, 2001, assets amounting to $10.1 billion were pledged as collateral for borrowings, to secure public deposits and for other purposes. The significant components of the assets pledged at March 31, 2001 were as follows:
$9.6 billion were securities and trading assets and $.6 billion were loans.


                                                         11.

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS
140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The following table provides the fair value of collateral that can be sold or repledged.


-------------------------------------------------------------
                                     March 31,   December 31,
                                         2001       2000
-------------------------------------------------------------
                                          (in billions)
Trading assets                           $ .2        $.2
Securities available for sale             1.8         .4
-------------------------------------------------------------



6.  Collateral
---------------------------------------------------------------

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at March 31, 2001, totalled $1.3 billion compared with $.7 billion at December 31, 2000. This collateral was obtained under security resale agreements.
Of this collateral, $.9 billion at March 31, 2001 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $.3 billion at December 31, 2000.

7.  Business Segments
---------------------------------------------------------------

The Company has four distinct segments that it utilizes for management reporting: commercial banking, corporate and institutional banking, personal banking, and investment banking and markets.

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


                                                         12.

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

The Investment Banking and Markets Segment comprises treasury, traded markets, and international private banking businesses. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally. International private banking offers a full range of services for high net worth individuals throughout the world including deposit, lending, trading, trust and investment management.

Other consists of certain non-recurring expenses, including
Republic related integration costs, goodwill amortization, preferred stock dividends and the provision for credit losses not assigned to business units.

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


                                                          13.



------------------------------------------------------------------------------------------------
                                                    Segments
                                ----------------------------------------------
                                               Corporate/           Investment
                                Commercial  Institutional  Personal   Banking/
                                   Banking        Banking   Banking    Markets   Other    Total
------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
------------------------------------------------------------------------------------------------
                                                         (in millions)
Net interest income (1)            $   147        $   35    $   274    $    88  $    -  $   544
Other operating income                  32            25         85        135      16      293
------------------------------------------------------------------------------------------------
  Total income                         179            60        359        223      16      837
Operating expenses (2)                  86            23        200         92      91      492
------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses          93            37        159        131     (75)     345
Provision for credit losses (3)         11             -         20         (3)     20       48
------------------------------------------------------------------------------------------------
  Pretax income (loss)                  82            37        139        134     (95)     297
Taxes (4)                               28            13         48         46     (19)     116
------------------------------------------------------------------------------------------------
Income (loss) before cumulative
 effect of accounting change            54            24         91         88     (76)     181
------------------------------------------------------------------------------------------------

Average assets                      14,020         5,755     21,991     39,728   3,552   85,046
Average liabilities/equity (5)       8,614         3,144     25,665     33,213  14,410   85,046
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
------------------------------------------------------------------------------------------------
Net interest income (1)           $   135        $    36   $   247     $   110 $     -  $   528
Other operating income                 25             23        90          62      11      211
------------------------------------------------------------------------------------------------
  Total income                        160             59       337         172      11      739
Operating expenses (2)                 81             22       204          94      71      472
------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses         79             37       133          78     (60)     267
Provision for credit losses (3)        21              5        15          (5)     (8)      28
------------------------------------------------------------------------------------------------
  Pretax income (loss)                 58             32       118          83     (52)     239
Taxes (4)                              19             10        38          26      (4)      89
------------------------------------------------------------------------------------------------
Net income (loss)                      39             22        80          57     (48)     150
------------------------------------------------------------------------------------------------

Average assets                     13,432          5,978    19,137      39,000   4,162   81,709
Average liabilities/equity (5)      7,646          4,889    26,403      28,259  14,512   81,709
------------------------------------------------------------------------------------------------
(1)Net interest income of each segment represents the
   difference between actual interest earned on assets and
   interest paid on liabilities of the segment adjusted for
   a funding charge or credit.  Segments are charged a cost
   to fund assets (e.g. customer loans) and receive a
   funding credit for funds provided (e.g. customer
   deposits) based on equivalent market rates.
(2)Expenses for the segments include fully apportioned
   corporate overhead expenses with the exception of non-
   recurring corporate expenses and goodwill amortization.
(3)The provision apportioned to the segments is based on
   the segments' net charge offs and the change in
   allowance for credit losses.  Credit loss reserves are
   established at a level sufficient to absorb the losses
   considered to be inherent in the portfolio.  The
   difference between segment provisions and the Company
   provision is included in other.
(4)Taxes are allocated to the segments based on pretax
   income excluding goodwill amortization.
(5)Common shareholder's equity and earnings on common
   shareholder's equity are allocated back to the segments
   based on the percentage of capital assigned to the
   business.



8.  New Accounting Standards
---------------------------------------------------------------

On January 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities (FAS 133) as amended by FAS 137 and FAS 138. FAS 133 standardizes the accounting for derivative instruments, including certain derivative

                                                         14.


instruments embedded in other contracts. Under FAS 133, entities are required to carry all derivatives in the consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the type of hedge.

In accordance with the transition provisions of FAS 133, the Company recorded a net of tax cumulative effect adjustment charge of $.5 million in earnings representing the difference between the fair value of derivatives that were designated as fair value hedging instruments at the date of adoption and the related mark to market of the previously hedged assets and liabilities.

The Company also recorded a net of tax cumulative effect gain of $2.9 million in accumulated other comprehensive income representing the fair value of derivatives that were designated as cash flow hedging instruments at the date of adoption, all of which will be recognized in earnings during the current year. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected and continue to be amortized over the life of the previously hedged items.

Upon adoption of FAS 133, the Company also transferred
$189.9 million of previously classified held to maturity securities to securities available for sale. This reclassification resulted in a net of tax cumulative effect adjustment loss of $10.5 million in other comprehensive income. The Company continues to hold these securities.
Under the provisions of FAS 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140). FAS 140 replaced Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carried over most of FAS 125's provisions without change.

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. Adoption of this standard is not anticipated to have a material effect on the consolidated financial statements of the Company.



                                                         15.


Management's Discussion and Analysis of Financial Condition
and Results of Operations
---------------------------------------------------------------

HSBC USA Inc. (the Company) reported first quarter 2001 net income of $180.8 million, compared with $149.8 million in the first quarter of 2000. The key factors contributing to the increased net income between 2001 and 2000 were growth in core loans and deposits and growing wealth management fees. Also, revenues from the investment banking and markets business (recorded in the trading revenues and securities gains categories) were up sharply as the Company took advantage of favorable market conditions.

Net Interest Income
---------------------------------------------------------------

Net interest income for the first quarter of 2001 was $543.8 million compared with $528.0 million for the first quarter of 2000. The increase in net interest income was driven by growth in core loans and deposits. Higher levels of wholesale treasury assets and liabilities also contributed to the increase in net interest income.

Interest income was $1,337.6 million in the first quarter of 2001 compared with $1,258.0 million in the first quarter of 2000. Average earning assets were $77.5 billion for the first quarter of 2001 compared with $73.1 billion a year ago. The average rate earned on earning assets was 7.03% for the first quarter of 2001 compared with 6.96% a year ago. The increase in interest income reflects growth achieved in residential mortgage loans as well as higher rates earned on consumer loans and securities. The higher first quarter 2001 average rate earned on residential mortgages as compared to first quarter 2000, reflects the impact of loans added during the past year at rates higher than current market rates.

Interest expense for the first quarter of 2001 was $793.8 million compared with $730.0 million in the first quarter of 2000. Average interest bearing liabilities for the first quarter of 2001 were $66.0 billion, compared with $61.6 billion a year ago. The average rate paid on interest bearing liabilities was 4.88% compared with 4.77% a year ago. The increase in interest expense reflects higher levels of interest bearing deposits, including growth achieved in core customer deposits. Higher rates were paid on deposits in foreign offices, other short-term borrowings and long-term debt.

The taxable equivalent net yield on average total assets for the first quarter of 2001 was 2.62%, compared with 2.63% a year ago. The positive impact of higher levels of core loans and deposits were offset by the negative impact of a larger wholesale treasury balance sheet, which reduced our overall net interest spread.


                                                         16.

Other Operating Income
---------------------------------------------------------------

Total other operating income was $292.4 million in the first quarter of 2001, compared with $211.0 million in the 2000 first quarter. The increases in trust income and other income reflect growth achieved in our wealth management business. The significant increase in securities gains in 2001 primarily relates to the sale of mortgage backed securities. The Company decided to sell these securities before the mortgages underlying the securities could prepay.
The security gains for 2001 also included a one-time gain of $19.3 million on the sale of shares in Canary Wharf, a retail/office development investment project in London, England.

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


-----------------------------------------------------------------
Three months ended March 31                    2001         2000
-----------------------------------------------------------------
                                               (in millions)
Foreign exchange                             $ 32.5        $28.9
Precious metals                               (14.6)          .3
Trading account profits and commissions        32.5         22.2
-----------------------------------------------------------------
Trading revenues                             $ 50.4        $51.4
-----------------------------------------------------------------



Included in the first quarter 2000 trading revenues was $8.0 million of revenue earned by certain non-U.S. entities that were transferred or sold to other HSBC entities during the first half of 2000. The first quarter 2001 precious metals results reflect unrealized losses on positions impacted by lower short term interest rates. These precious metals losses are offset by unrealized gains recorded in trading account profits on swaps which appreciated in value, as well as additional net interest income.

Other Operating Expenses
---------------------------------------------------------------

Other operating expenses were $491.6 million in the first quarter of 2001 compared with $471.7 million for the first quarter of 2000. The increase in other operating expenses versus the first quarter of 2000 was due largely to business expansion initiatives, infrastructure investments, and inflationary increases. The business initiatives are focused on growing wealth management and treasury businesses and eBusiness delivery channels. Operating expenses for the first quarter of 2001 included $5.9 million of Republic acquisition related integration costs versus $2.5 million for the same period of 2000. Equipment and software depreciation was higher than the first quarter of last year, because of infrastructure investments made during 2000 related to the Republic acquisition.



                                                         17.

Income Taxes
---------------------------------------------------------------

The effective tax rate was 39% in the first quarter of 2001 compared with 37% in the same period of 2000. The net deferred tax asset at March 31, 2001 was $124 million compared with $94 million at December 31, 2000.



Asset Quality
---------------------------------------------------------------

The following table provides a summary of the allowance for credit losses and nonaccruing loans.

-----------------------------------------------------------------
                                 3 Months        Year   3 Months
                                    Ended       Ended      Ended
                                  3/31/01    12/31/00    3/31/00
-----------------------------------------------------------------
                                           (in millions)
Allowance for Credit Losses
---------------------------
  Balance at beginning
    of period                      $525.0     $ 638.0     $638.0
  Allowance related to
    acquired (sold) companies           -       (11.3)         -
  Provision charged to income        47.6       137.6       28.0
  Net charge offs                   (20.6)     (238.7)     (27.8)
  Translation adjustment/other         .7         (.6)       (.2)
-----------------------------------------------------------------
  Balance at end of period         $552.7     $ 525.0     $638.0
-----------------------------------------------------------------




------------------------------------------------------------------------
                                      March 31,  December 31,  March 31,
                                          2001          2000       2000
------------------------------------------------------------------------
                                                (in millions)
Nonaccruing Loans
-----------------
  Balance at end of period              $441.8        $423.2     $344.1
  As a percent of loans outstanding       1.08%         1.05%       .88%

Nonperforming Loans and Assets *
--------------------------------
  Balance at end of period              $460.4        $443.7     $359.4
  As a percent of total assets             .54%          .53%       .43%

Allowance Ratios
----------------
  Allowance for credit losses as
   a percent of:
  Loans                                   1.35%         1.30%      1.63%
  Nonaccruing loans                     125.09        124.06     185.38
------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.



During the first quarter of 2001, the overall credit quality of the loan portfolio remained stable. Provisions for credit losses were $47.6 million in the first quarter of 2001 compared with $28.0 million in the first quarter of 2000. Net charge offs in the credit card portfolio were $12.9 million and $14.2 million in the first quarter of 2001 and 2000, respectively. The delinquency rate for the credit card portfolio was 3.63% at March 31, 2001, compared with 3.75% at December 31, 2000 and 3.37% at March 31, 2000. Net
charge offs on commercial loans were $5.8 million and $11.7 million in the first quarter of 2001 and 2000, respectively.


                                                         18.

The Company identified impaired loans totaling $233 million at March 31, 2001, of which $119 million had a specific credit loss allowance of $58 million. At December 31, 2000, impaired loans were $224 million of which $109 million had a specific credit loss allowance of $46 million.

Derivative Instruments and Hedging Activities
---------------------------------------------------------------

The Company is party to various derivative financial instruments as an end user (1) for asset and liability management purposes; (2) in order to offset the risk associated with changes in the value of various assets and liabilities accounted for in the trading account; (3) to protect against changes in value of its mortgage servicing rights portfolio, and (4) for speculative trading in its own account. The Company is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices and commodity prices, focusing on structuring of transactions to meet clients' needs.

Types of Derivatives

Derivative instruments are contracts whose value is derived from that of an underlying instrument, physical commodity or market index and generally do not involve the exchange of principal but may involve the payment of a fee or receipt of a premium at inception of a contract. Certain instruments such as futures and forward contracts commit the Company to buy or sell a specified financial instrument, currency, precious metal or other commodity at a future date. Futures contracts are exchange-trading instruments that settle through an independent clearinghouse and require daily cash settlement. Forward contracts are customized transactions that require no cash settlement until the end of the contract.

Other contracts, such as interest rate swaps, involve commitments to make periodic cash settlements based upon the differential between specified rates or indices applied to a stated notional amount. Purchased option contracts give the right, but do not obligate the holder, to acquire or sell for a limited time a financial instrument, precious metal or commodity at a designated price upon payment for assuming the risk of unfavorable changes in the price of the underlying instrument or index.

Within the context of its overall balance sheet risk management strategy, derivatives are utilized to protect against changes in fair values and cash flows associated with certain balance sheet assets, liabilities, forecasted transactions and firm commitments in order to maintain net interest margin within a range that management considers acceptable. To achieve this objective, the Company has identified and currently pursues two qualifying FAS 133 fair value hedge strategies and one qualifying cash flow hedge strategy.


                                                         19.

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations.

For the quarter ended March 31, 2001, the Company recognized a net gain of $114 thousand (reported as other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under a cash flow strategies to hedge the forecasted repricing of certain deposit liabilities.

For the quarter ended March 31, 2001, the Company recognized a net gain of $753 thousand (reported as other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of the change in the fair value of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing.
As of March 31, 2001, $4.5 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during the remainder of 2001.

Trading and Other Activities

The Company enters into certain derivative contracts for purely speculative trading purposes in order to realize profits from short-term movements in interest rates, commodity prices and foreign exchange rates. In addition, certain contracts do not qualify as FAS 133 hedges and are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

For example, in conjunction with managing the risks associated with its mortgage banking business, the Company purchases interest rate floors. Although these derivative contracts do not qualify as hedges under FAS 133,


                                                         20.

they have the economic impact of largely offsetting the erosion in value of the mortgage servicing rights portfolio in declining rate environments. The changes in value of these and all such "economic hedges" are recognized in current period earnings as if they were trading positions.

Credit and Market Risks

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk.

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties including other members of the HSBC Group. Exposures are reviewed periodically by the Company's credit committee. Counterparties generally include financial institutions including banks, other government agencies, both foreign and domestic, and insurance companies. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

When the Company has more than one outstanding derivative transaction with a counterparty, and there exists a legally enforceable master netting agreement, the "net" mark to market exposure represents the netting of the positive and negative exposure with the same counterparty. When there is a net negative exposure, the Company considers its exposure to be zero.

The net mark to market position with a particular counterparty represents a reasonable measure of credit risk when there is a legally enforceable master netting agreement (i.e., a legal right of set off of receivable and payable derivative contracts) between the Company and a counterparty. The Company's policy is to use master netting agreements with all counterparties.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company periodically measures this risk by using a value at risk methodology.

The Company's Asset and Liability Policy Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.


                                                         21.

Liquidity
---------------------------------------------------------------

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at March 31, 2001. Wholesale liabilities were $19.2 billion at March 31, 2001 compared with $18.5 billion at December 31, 2000. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.

Capital
---------------------------------------------------------------

Total common shareholder's equity was $6.8 billion at March 31, 2001, approximately the same level as December 31, 2000.

Under risk-based capital guidelines, the Company's capital ratios were 8.07% at the Tier 1 level and 13.16% at the total capital level at March 31, 2001. These ratios compared with 8.39% at the Tier 1 level and 13.56% at the total capital level at December 31, 2000.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 5.57% at March 31, 2001 compared with 5.73% at December 31, 2000.

Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of March 31, 2001 was plus or minus $4.7 million, which includes distinct limits associated with trading portfolio activities and off-balance sheet instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than $4.7 million.
As of March 31, 2001, the Company had a position of $(3.5) million PVBP reflecting the impact of a one basis point increase in


                                                         22.

interest rates. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of appropriate hedges.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case for a 200 basis point gradual rate movement. As of March 31, 2001, for a gradual 200 basis point increase in rates, the value was projected to drop by 5.6% and for a 200 basis point gradual decrease in rates, value was projected to drop by 6.9% were no management actions ever taken to manage exposures to the changing environment.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise and fall in the yield curve on April 1, 2001 would cause projected net interest income for the next twelve months to decrease by $25 million and increase by $31 million, respectively. This +/- 2% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise and fall


                                                         23.

in the yield curve on April 1, 2001, would cause projected net interest income for the next twelve months to decrease by $54 million and increase by $26 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income for the next twelve months by $114 million and increase by $57 million, respectively.

The projections noted above do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Recent Developments
---------------------------------------------------------------

On April 1, 2001, the Bank acquired an approximately 5 percent interest in the voting shares of HSBC Republic Bank
(Suisse) S.A. ("Swiss Bank"), an affiliate, in exchange for the contribution to the Swiss Bank of certain Bank businesses conducted by its Singapore and Hong Kong branches. The 5 percent interest represents the fair value of the businesses being transferred to the Swiss Bank. The
Bank will retain its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and will maintain its branch licenses in both locations.

The transaction is another step in an internal reorganization of the HSBC Group's global private banking operations, which began late last year. The Swiss Bank, a Switzerland based banking affiliate, will manage much of the HSBC Group's worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

Forward-Looking Statements
---------------------------------------------------------------

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



                                                                             24.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                First Quarter 2001        First Quarter 2000**
                             Balance  Interest    Rate Balance  Interest    Rate
--------------------------------------------------------------------------------
                                                in millions
Assets
Interest bearing deposits
  with banks                  $ 4,754  $   72.4  6.17 % $ 3,614  $   58.8  6.54 %
Federal funds sold and
  securities purchased under
  resale agreements             2,921      43.0  5.97     2,974      47.7  6.45
Trading assets                  7,923      60.9  3.08     5,278      28.3  2.15
Securities                     21,450     381.2  7.21    22,587     390.6  6.96
Loans
  Domestic
    Commercial                 16,317     297.4  7.39    17,157     324.8  7.61
    Consumer
         Residential mortgages 16,186     308.5  7.62    13,441     242.3  7.21
         Other consumer         3,305      95.8 11.75     3,102      84.2 10.92
--------------------------------------------------------------------------------
      Total domestic           35,808     701.7  7.95    33,700     651.3  7.77
  International                 4,594      84.1  7.42     4,939      87.7  7.14
--------------------------------------------------------------------------------
      Total loans              40,402     785.8  7.89    38,639     739.0  7.69
--------------------------------------------------------------------------------
Total earning assets           77,450  $1,343.3  7.03 %  73,092  $1,264.4  6.96 %
--------------------------------------------------------------------------------
Allowance for credit losses      (536)                     (642)
Cash and due from banks         1,692                     1,760
Other assets                    6,440                     7,499
--------------------------------------------------------------------------------
Total assets                  $85,046                   $81,709
================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $   368  $    0.9  1.06 % $   785  $    2.2  1.10 %
Consumer savings deposits      12,479      72.1  2.34    12,570      75.5  2.42
Other consumer time deposits   11,598     148.4  5.19     8,064      96.1  4.79
Commercial, public savings
 and other time deposits        6,278      62.2  4.02     7,531      97.1  5.19
Deposits in foreign offices    21,367     299.2  5.68    18,727     258.2  5.55
--------------------------------------------------------------------------------
Total interest bearing deposits52,090     582.8  4.54    47,677     529.1  4.46
--------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements          1,954      25.5  5.23     1,832      24.6  5.41
Other short-term borrowings     6,963      94.9  5.52     6,221      72.1  4.66
Long-term debt                  5,028      90.6  7.31     5,878     104.2  7.13
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                  66,035  $  793.8  4.88 %  61,608  $  730.0  4.77 %
--------------------------------------------------------------------------------
Interest rate spread                             2.15 %                    2.19 %
--------------------------------------------------------------------------------
Noninterest bearing deposits    5,622                     6,297
Other liabilities               6,022                     6,667
Shareholders' equity            7,367                     7,137
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $85,046                   $81,709
================================================================================
Net yield on average earning assets              2.88 %                    2.94 %
Net yield on average total assets                2.62                      2.63
================================================================================
* Interest and rates are presented on a taxable equivalent basis.
** Restated to exclude investments in entites transferred to HSBC North
America Inc. during 2001 and 2000.




                                                         25.


Part II - OTHER INFORMATION
---------------------------------------------------------------

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibit
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02  Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Dividends.

(b) Reports on Form 8-K
    None



                                                         26.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HSBC USA Inc.
                                          (Registrant)




Date: May 9, 2001                    /s/ Gerald A. Ronning
                                        Gerald A.Ronning
                                   Executive Vice President &
                                           Controller
                                  (On behalf of Registrant and
                                  as Chief Accounting Officer)



                                                         27.



                                                   Exhibit 12.01



                         HSBC USA Inc.
       Computation of Ratio of Earnings to Fixed Charges
                  (in millions, except ratios)
------------------------------------------------------------------
                                      Three months ended March 31,
                                                 2001        2000*
------------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                          $  181      $  150
Applicable income tax expense                     116          89
Less undistributed equity earnings                  1           1
Fixed charges:
 Interest on:
  Borrowed funds                                  120          97
  Long-term debt                                   91         104
 One third of rents, net of income
  from subleases                                    5           5
------------------------------------------------------------------
Total fixed charges                               216         206
Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges                                 $  512      $  444
------------------------------------------------------------------

Ratio of earnings to fixed charges               2.37        2.16
------------------------------------------------------------------


Including interest on deposits

Total fixed charges (as above)                 $  216      $  206
Add: Interest on deposits                         583         529
------------------------------------------------------------------
Total fixed charges and interest on deposits   $  799      $  735
------------------------------------------------------------------

Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges (as above)                      $  512      $  444
Add: Interest on deposits                         583         529
------------------------------------------------------------------

Total                                          $1,095      $  973
------------------------------------------------------------------

Ratio of earnings to fixed charges               1.37        1.32
------------------------------------------------------------------

*Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001 and 2000.





                                                         28.


                                                   Exhibit 12.02



                         HSBC USA Inc.
   Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Dividends
                  (in millions, except ratios)
-------------------------------------------------------------------
                                       Three months ended March 31,
                                                2001          2000*
-------------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                         $  181         $ 150
Applicable income tax expense                    116            89
Less undistributed equity earnings                 1             1
Fixed charges:
 Interest on:
  Borrowed funds                                 120            97
  Long-term debt                                  91           104
 One third of rents, net of income
  from subleases                                   5             5
-------------------------------------------------------------------
Total fixed charges                              216           206
Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges                                $  512         $ 444
-------------------------------------------------------------------

Total fixed charges                           $  216         $ 206
Preferred dividends                                7             7
Ratio of pretax income to income
 before cumulative effect of
 accounting change                              1.64          1.60
-------------------------------------------------------------------
Total preferred stock dividend factor             11            11
Fixed charges, including preferred stock
 dividend factor                              $  227         $ 217
-------------------------------------------------------------------
Ratio of earnings to combined fixed charges
 and preferred dividends                        2.26          2.05
-------------------------------------------------------------------

Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)             $  227         $ 217
Add: Interest on deposits                        583           529
-------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits     $  810         $ 746
-------------------------------------------------------------------
Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges (as above)                     $  512         $ 444
Add: Interest on deposits                        583           529
-------------------------------------------------------------------

Total                                         $1,095         $ 973
-------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                        1.35          1.30
-------------------------------------------------------------------

*Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001 and 2000.
