Form 10-Q
period 2001-06-30
HSBC USA INC /MD/
filed 2001-08-06
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                For Quarter Ended June 30, 2001

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

This report includes a total of 31 pages.


                                                               2.



Part I - FINANCIAL INFORMATION
-----------------------------------------------------------------

Item 1 - Financial Statements                               Page

         Consolidated Balance Sheet
         June 30, 2001 and December 31, 2000                   3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 2001 and 2000                          4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 2001 and 2000                          5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 2001 and 2000                                6

         Notes to Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        16


Part II - OTHER INFORMATION
-----------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                     28

Signatures                                                    29


                                                                           3.

                                                                HSBC USA Inc.

-----------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                     June 30,    December 31,
                                                        2001            2000*
-----------------------------------------------------------------------------
                                                         in thousands
Assets
Cash and due from banks                        $   1,799,801   $   1,860,713
Interest bearing deposits with banks               4,464,175       5,129,490
Federal funds sold and securities
  purchased under resale agreements                3,338,625       1,895,492
Trading assets (incl.$167,398 pledged to
  creditors at June 30)                            8,829,729       5,770,972
Securities available for sale (incl.$2,372,542
  pledged to creditors at June 30)                13,943,034      17,336,832
Securities held to maturity (fair value
  $5,020,616 and $4,417,251)                       4,867,068       4,260,492
Loans                                             41,988,236      40,417,847
Less - allowance for credit losses                   537,877         524,984
-----------------------------------------------------------------------------
      Loans, net                                  41,450,359      39,892,863
Premises and equipment                               792,537         777,610
Accrued interest receivable                          481,808         785,286
Equity investments                                   265,484          55,596
Goodwill and other acquisition intangibles         3,045,296       3,229,479
Other assets                                       2,145,374       2,040,325
-----------------------------------------------------------------------------
Total assets                                   $  85,423,290   $  83,035,150
=============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                          $   5,188,876   $   5,114,668
  Interest bearing                                32,584,323      30,631,511
Deposits in foreign offices
  Noninterest bearing                                361,092         282,737
  Interest bearing                                19,903,807      20,013,588
-----------------------------------------------------------------------------
      Total deposits                              58,038,098      56,042,504
Trading account liabilities                        3,568,295       2,766,825
Short-term borrowings                              8,574,749       8,562,363
Interest, taxes and other liabilities              3,067,265       3,232,918
Subordinated long-term debt and perpetual
  capital notes                                    2,945,832       3,027,014
Guaranteed mandatorily redeemable securities         723,218         711,737
Other long-term debt                               1,148,915       1,357,904
-----------------------------------------------------------------------------
Total liabilities                                 78,066,372      75,701,265
-----------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                      500,000         500,000
Common shareholder's equity
  Common stock                                             4               4
  Capital surplus                                  6,025,013       6,104,264
  Retained earnings                                  793,642         612,798
  Accumulated other comprehensive income              38,259         116,819
-----------------------------------------------------------------------------
      Total common shareholder's equity            6,856,918       6,833,885
-----------------------------------------------------------------------------
Total shareholders' equity                         7,356,918       7,333,885
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity     $  85,423,290   $  83,035,150
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to exclude investments in entities transferred to HSBC North
America Inc. during 2001.


                                                                                   4.

                                                                        HSBC USA Inc.
-------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                 Quarter ended June 30,     Six months ended June 30,
                                     2001         2000*            2001         2000*
-------------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                       $    752,231 $    750,239     $  1,537,801 $  1,488,913
 Securities                       340,222      401,591          715,884      786,133
 Trading assets                    62,207       23,796          123,126       52,138
 Other short-term investments      99,610      165,131          215,033      271,606
-------------------------------------------------------------------------------------
Total interest income           1,254,270    1,340,757        2,591,844    2,598,790
-------------------------------------------------------------------------------------
Interest expense
 Deposits                         509,388      577,779        1,092,228    1,106,890
 Short-term borrowings             88,485      123,448          208,873      220,203
 Long-term debt                    84,607      112,085          175,175      216,268
-------------------------------------------------------------------------------------
Total interest expense            682,480      813,312        1,476,276    1,543,361
-------------------------------------------------------------------------------------
Net interest income               571,790      527,445        1,115,568    1,055,429
Provision for credit losses        48,000       28,007           95,550       56,000
-------------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     523,790      499,438        1,020,018      999,429
-------------------------------------------------------------------------------------
Other operating income
 Trust income                      22,004       22,400           44,843       42,544
 Service charges                   47,536       43,173           91,440       86,681
 Mortgage banking revenue           7,417        8,577           19,614       15,164
 Other fees and commissions        82,511       74,240          159,010      153,674
 Trading revenues                  51,846       33,122          102,243       84,529
 Security gains                    56,601        3,763          125,780        1,362
 Other income                         269       12,251           17,702       24,523
-------------------------------------------------------------------------------------
Total other operating income      268,184      197,526          560,632      408,477
-------------------------------------------------------------------------------------
Total income from operations      791,974      696,964        1,580,650    1,407,906
-------------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   241,429      248,625          484,589      497,179
 Occupancy expense, net            38,136       43,870           76,200       85,593
 Goodwill amortization             44,168       43,731           89,259       87,461
 Other expenses                   159,796      137,353          325,120      275,003
-------------------------------------------------------------------------------------
Total other operating expenses    483,529      473,579          975,168      945,236
-------------------------------------------------------------------------------------
Income before taxes and cumulative
  effect of accounting change     308,445      223,385          605,482      462,670
Applicable income tax expense     120,400       83,152          236,200      172,599
-------------------------------------------------------------------------------------
Income before cumulative
  effect of accounting change     188,045      140,233          369,282      290,071
-------------------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of FAS 133             -            -             (451)           -
-------------------------------------------------------------------------------------
Net income                   $    188,045 $    140,233     $    368,831 $    290,071
=====================================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.



                                                                  5.

                                                       HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                            Six months ended June 30,
                                                  2001          2000*
--------------------------------------------------------------------
                                                   in thousands
Preferred stock
Balance, January 1,                      $    500,000  $    500,000
--------------------------------------------------------------------
Balance, June 30,                             500,000       500,000
--------------------------------------------------------------------
Common stock
Balance, January 1,                                 4             4
--------------------------------------------------------------------
Balance, June 30,                                   4             4
--------------------------------------------------------------------
Capital surplus
Balance, January 1,                         6,104,264     6,096,317
Return of capital                             (84,939)            -
Capital contribution from parent                5,688         2,947
--------------------------------------------------------------------
Balance, June 30,                           6,025,013     6,099,264
--------------------------------------------------------------------
Retained earnings
Balance, January 1,                           612,798       671,578
Net income                                    368,831       290,071
Cash dividends declared:
  Preferred stock                             (12,987)      (13,868)
  Common stock                               (175,000)     (450,000)
--------------------------------------------------------------------
Balance, June 30,                             793,642       497,781
--------------------------------------------------------------------
Accumulated other comprehensive income (loss), net of tax
Balance, January 1,                           116,819       (50,534)
  Net change in unrealized gains
    on securities                             (57,727)        3,677
  Net change in unrealized loss on
    derivatives classified as cash flow
    hedges                                    (19,024)            -
  Unrealized net transitional gain related
    to initial adoption of FAS 133              2,853             -
  Amortization of unrealized
    transitional FAS 133 gains credited
    to current income                          (1,426)            -
  Foreign currency translation adjustment      (3,236)       (4,631)
--------------------------------------------------------------------
Other comprehensive income (loss), net
  of tax                                      (78,560)         (954)
--------------------------------------------------------------------
Balance, June 30,                              38,259       (51,488)
--------------------------------------------------------------------
Total shareholders' equity, June 30,     $  7,356,918  $  7,045,561
====================================================================
Comprehensive income
Net income                               $    368,831  $    290,071
Other comprehensive income (loss), net
  of tax                                      (78,560)         (954)
--------------------------------------------------------------------
Comprehensive income                     $    290,271  $    289,117
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to
HSBC North America Inc. during 2001 and 2000.



                                                                                      6.

                                                                           HSBC USA Inc.
  -------------------------------------------------------------------------------------
  C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                               Six months ended June 30,
                                                                      2001         2000*
  -------------------------------------------------------------------------------------
                                                                     in thousands
  Cash flows from operating activities
       Net income                                            $    368,831  $    290,071
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes         125,129       124,370
            Provision for credit losses                            95,550        56,000
            Net change in other accrual accounts                 (124,937)     (379,194)
            Net change in loans originated for sale              (454,045)   (1,387,804)
            Net change in trading assets and liabilities       (1,645,717)      (35,504)
            Other, net                                           (217,049)      (51,650)
   -------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities (1,852,238)   (1,383,711)
   -------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks         486,641    (1,165,516)
       Net change in short-term investments                    (1,443,133)     (120,155)
       Purchases of securities held to maturity                  (109,979)      (70,186)
       Proceeds from maturities of securities held to maturity    506,413       304,389
       Purchases of securities available for sale              (8,766,313)   (9,353,316)
       Sales of securities available for sale                   8,464,567     6,222,983
       Proceeds from maturities of securities available
          for sale                                              2,663,011     9,816,052
       Payment to shareholders of acquired company                      -    (7,091,209)
       Net change in credit card receivables                       38,271        60,822
       Net change in other short term loans                       209,942       158,651
       Net originations and maturities of loans                (1,266,751)      688,351
       Sales of loans                                                   -       167,149
       Expenditures for premises and equipment                    (61,940)      (66,541)
       Net cash used in acquisitions, net of
          cash acquired                                           (21,547)            -
       Other, net                                                 115,355      (308,168)
   -------------------------------------------------------------------------------------
            Net cash provided (used) by investing activities      814,537      (756,694)
   -------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                   1,547,801    (1,377,579)
       Net change in short-term borrowings                         12,386     4,079,050
       Issuance of long-term debt                                 205,064       439,291
       Repayment of long-term debt                               (514,908)     (428,994)
       Return of capital                                          (84,939)            -
       Dividends paid                                            (188,615)     (457,987)
   -------------------------------------------------------------------------------------
            Net cash provided by financing activities             976,789     2,253,781
   -------------------------------------------------------------------------------------
   Net change in cash and due from banks                          (60,912)      113,376
   Cash and due from banks at beginning of period               1,860,713     1,959,213
   -------------------------------------------------------------------------------------
   Cash and due from banks at end of period                  $  1,799,801  $  2,072,589
   =====================================================================================
   Non-cash activities:
       Transfer of securities from held to maturity to
            available for sale                               $    170,880  $          -
       Transfer of securities from available for sale
            to held to maturity                                 1,041,911             -
   -------------------------------------------------------------------------------------
   The accompanying notes are an integral part of the consolidated financial statements.
   *Restated to exclude investments in entities transferred to HSBC North America
   Inc. during 2001 and 2000.


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

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 2000 Annual Report on Form 10-K (the 2000 10-K).

2.  Acquisitions
---------------------------------------------------------------
On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A.("Swiss Bank"), an affiliate, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by its Singapore and Hong Kong branches. The
5 percent interest represents the fair value of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

The transaction is another step in an internal reorganization of the HSBC Group's global private banking operations, which began late last year. The Swiss Bank, a Switzerland based banking affiliate, will manage much of the HSBC Group's worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

On January 1, 2001, the Bank acquired the Panama branches of HSBC Bank plc for approximately $22 million in cash. The purchase included two branches in Panama City, one in the Colon Free Trade Zone, one in Colon and one in Aguadulce. The Bank acquired approximately $500 million in assets and assumed $450 million in customer and bank deposits. The acquisition was accounted for as a transfer of assets between companies under common control at HSBC Bank plc's historical cost.

As well as aligning ownership along geographic lines, the purchase will allow the Bank to achieve better local synergies from its acquisition of Chase Manhattan's branches in Panama last year.

As described in Note 2 to the consolidated financial statements contained in the Company's 2000 10-K, on December 31, 1999, HSBC Holdings plc (HSBC)



                                                             8.


acquired Republic New York Corporation (Republic). Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The merger was accounted for as a purchase transaction. As a result of the Republic acquisition, the Company assumed certain liabilities associated with merging Republic's operations with those of the Company and recognized integration costs relating to the planned severance of employees and exiting of businesses of the Company. The following table represents the activity in these reserves through June 30, 2001.


----------------------------------------------------------------------
                              Severance
                                Related   Premises    Other     Total
----------------------------------------------------------------------
                                             (in millions)
Balance December 31, 2000        $151.8      $10.8     $5.3    $167.9
Less: Payments                     73.6        5.5      1.4      80.5
----------------------------------------------------------------------
Balance June 30, 2001            $ 78.2      $ 5.3     $3.9    $ 87.4
----------------------------------------------------------------------


During 2000, $85.0 million of integration costs were expensed as systems and operations were combined, of which $19.1 million was incurred during the second quarter.
During the second quarter of 2001, $6.6 million of integration costs were expensed. Integration costs for the first six months of 2001 were $12.5 million compared with $21.6 million for the same period of 2000. Although the consolidation of most systems and operations is nearing completion, it is anticipated that some further integration costs will be incurred during the remainder of 2001.

3.  Litigation
---------------------------------------------------------------

As described in Note 26 to the consolidated financial statements contained in the Company's 2000 10-K, the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton Note Matter
(as defined in the 2000 10-K).

These proceedings include investigations by regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and Exchange Commission and the Commodity Futures Trading Commission. As previously disclosed, Republic New York Securities Corporation ("RNYSC") is a target of the federal grand jury investigation being conducted by the U.S. Attorney. In light of a probable law enforcement proceeding against RNYSC in connection with the Princeton Note Matter, a matter that came to light before the acquisition of Republic, a provision of $79 million, the amount of shareholder's equity of RNYSC, was taken in the consolidated financial statements of the Company as of December 31, 2000, as an adjustment to the cost of the acquisition of Republic. During the course of the U.S. Attorney's investigation, with which the Company has been cooperating fully, discussions have been initiated to attempt to resolve the grand jury investigation and regulatory investigations, and such resolution if it occurs may also encompass resolution of some of the civil actions noted below. At the present time it is not possible to predict whether a resolution will be reached or to estimate the amount of its additional cost to the Company.


                                                             9.

In addition to the regulatory and law enforcement investigations, nineteen separate civil actions have been brought to date in the United States District Court for the Southern District of New York against the Company and RNYSC by Japanese entities in connection with the Princeton Note
Matter.

The first eighteen of these actions are described in Note 26 to the Company's consolidated financial statements included in the Company's 2000 10-K. The nineteenth action, PG Star, Ltd. v. Republic New York Securities Corporation, et. al., was filed on March 28, 2001. It alleges an unpaid note in the amount of Yen 450 million (approximately $3.35 million). The complaint asserts common law claims and claims under the federal commodities laws. At the present time it is not possible to assess the outcome of the civil proceedings relating to the Princeton Note Matter.

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

Increased earnings volatility will result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements of FAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.



                                                            10.

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


                                                            11.

5.  Pledged Assets
---------------------------------------------------------------
At June 30, 2001, assets amounting to $11.5 billion were pledged as collateral for borrowings, to secure public deposits and for other purposes. The significant components of the assets pledged at June 30, 2001 were as follows:
$10.8 billion were securities and trading assets and $.6 billion were loans.

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


---------------------------------------------------------------
                                        June 30,   December 31,
                                           2001           2000
---------------------------------------------------------------
                                             (in billions)
Trading assets                             $ .2            $.2
Securities available for sale               2.4             .4
---------------------------------------------------------------



6.  Collateral
---------------------------------------------------------------
The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at June 30, 2001, totalled $2.1 billion compared with $.7 billion at December 31, 2000. This collateral was obtained under security resale agreements.
Of this collateral, $1.8 billion at June 30, 2001 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $.3 billion at December 31, 2000.

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


                                                         12.

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



                                                                                                     13.

---------------------------------------------------------------------------------------------------
                                                      Segments
                                 -----------------------------------------------
                                                Corporate/            Investment
                                 Commercial  Institutional  Personal    Banking/
                                    Banking       Banking    Banking     Markets   Other     Total
---------------------------------------------------------------------------------------------------

Six months ended June 30, 2001
---------------------------------------------------------------------------------------------------
                                                             (in millions)
Net interest income (1)             $   319        $   72    $   548     $   210   $ (34)  $ 1,115
Other operating income                   83            52        183         225      18       561
---------------------------------------------------------------------------------------------------
  Total income                          402           124        731         435     (16)    1,676
Operating expenses (2)                  207            50        426         191     101       975
---------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses          195            74        305         244    (117)      701
Provision for credit losses (3)          21            21         34          (5)     25        96
---------------------------------------------------------------------------------------------------
  Pretax income (loss)                  174            53        271         249    (142)      605
Taxes (4)                                60            18         93          85     (20)      236
---------------------------------------------------------------------------------------------------
Income (loss) before cumulative
 effect of accounting change            114            35        178         164    (122)      369
---------------------------------------------------------------------------------------------------

Average assets                       15,931         5,615     22,398      39,477   1,942    85,363
Average liabilities/equity (5)       11,972         3,927     28,124      35,935   5,405    85,363

---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
---------------------------------------------------------------------------------------------------
Net interest income (1)             $   279        $   73    $   502     $   221  $  (20)  $ 1,055
Other operating income                   53            46        181         107      22       409
---------------------------------------------------------------------------------------------------
  Total income                          332           119        683         328       2     1,464
Operating expenses (2)                  168            44        409         177     147       945
---------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses          164            75        274         151    (145)      519
Provision for credit losses (3)          31             8         34          (5)    (12)       56
---------------------------------------------------------------------------------------------------
  Pretax income (loss)                  133            67        240         156    (133)      463
Taxes (4)                                43            21         77          50     (18)      173
---------------------------------------------------------------------------------------------------
Net income (loss)                        90            46        163         106    (115)      290
---------------------------------------------------------------------------------------------------

Average assets                       13,857         5,884     19,440      39,645   3,920    82,746
Average liabilities/equity (5)        9,751         5,239     28,701      32,211   6,844    82,746
---------------------------------------------------------------------------------------------------

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit.  Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.
(2) Expenses for the segments include fully apportioned corporate overhead expenses with the exception of non-recurring corporate expenses and goodwill amortization.
(3) The provision apportioned to the segments is based on the segments' net charge offs and the change in allowance for credit losses.  Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio.  The difference between segment provisions and the Company provision is included in other.
(4) Taxes are allocated to the segments based on pretax income excluding goodwill amortization.
(5) Common shareholder's equity and earnings on common shareholder's equity are allocated back to the segments based on the percentage of capital assigned to the business.



                                                            14.


8.  New Accounting Standards
---------------------------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141). The Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. FAS 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. FAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment annually. Goodwill and intangible assets with indefinite useful lives will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121).

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 with effect from January 1, 2002.
Any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized and will continue to be evaluated for impairment under FAS 121 until the date that FAS 142 applies in its entirety. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of FAS 142.

As at the date of adoption, the Company expects to have unamortized goodwill of $2.9 billion, which will be subject to the transition provisions of FAS 141 and FAS 142.
Amortization expense related to goodwill was $176.2 million and $89.3 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting FAS
141 and FAS 142, it is not practicable to estimate reasonably the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will require to be recognized as the cumulative effect of a change in accounting principles.

On January 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities (FAS 133) as amended by FAS 137 and FAS 138. FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under
FAS 133, entities are


                                                            15.


required to carry all derivatives in the consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the type of hedge.

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

FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. Adoption of this standard has not had a material effect on the consolidated financial statements of the Company.



                                                            16.


Management's Discussion and Analysis of Financial Condition and
Results of Operations
---------------------------------------------------------------

HSBC USA Inc. (the Company) reported second quarter 2001 net income of $188.0 million, compared with $140.2 million in the second quarter of 2000. For the first six months of 2001, net income was $368.8 million compared with $290.1 million for the first six months of last year. The key factors contributing to the increased net income for the first six months of 2001 compared with 2000 were increased net interest income and gains on securities sales.

Net Interest Income
---------------------------------------------------------------

Net interest income for the second quarter of 2001 was $571.8 million compared with $527.4 million for the second quarter of 2000. For the first six months of 2001, net interest income was $1,115.6 million compared with $1,055.4 million for the first six months of 2000. The increased net interest income for the first six months of 2001 reflects loan and core deposit growth, the recent short term rate cuts and a steeper yield curve which have led to wider interest margins in certain commercial businesses, the residential mortgage business and treasury investment operations.

Interest income was $1,254.3 million in the second quarter of 2001 compared with $1,340.8 million in the second quarter of 2000. Average earning assets were $77.3 billion for the second quarter of 2001 compared with $75.3 billion a year ago. The average rate earned on earning assets was 6.56% for the second quarter of 2001 compared with 7.19% a year ago. Interest income was $2,591.8 million for the first six months of 2001 compared with $2,598.8 million in the first six months of 2000. Average earning assets were $77.4 billion for the first six months of 2001 compared with $74.2 billion the first six months of 2000. The average rate earned on earning assets was 6.79% for the first six months of 2001 compared with 7.08% a year ago.

Interest expense for the second quarter of 2001 was $682.5 million compared with $813.3 million in the second quarter of 2000. Average interest bearing liabilities for the second quarter of 2001 were $67.1 billion, compared with $64.6 billion a year ago. The average rate paid on interest bearing liabilities was 4.08% compared with 5.07% a year ago. Interest expense for the first six months of 2001 was $1,476.3 million compared with $1,543.4 million in the first six months of 2000. Average interest bearing liabilities for the first six months of 2001 were $66.6 billion, compared with $63.1 billion a year ago. The average rate paid on interest bearing liabilities was 4.47% for the first six months of 2001 compared with 4.92% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 2001 was 2.72%, compared with 2.56% a year ago. The taxable equivalent net yield on average total assets for the first six months of 2001 was 2.67%, compared with 2.60% a year ago.


                                                            17.


Other Operating Income
---------------------------------------------------------------
Total other operating income was $268.2 million in the second quarter of 2001, compared with $197.5 million in the 2000 second quarter. For the first six months of 2001, total operating income was $560.6 million compared with $408.5 million for the first six months of 2000. Security gains for the first half of 2001 were primarily realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The security gains for 2001 also included a first quarter one-time gain of $19.3 million on the sale of shares in Canary Wharf, a retail/office development investment project in London, England. Fee income from domestic wealth management was $102.7 million during the first half of 2001, an increase of 13 percent compared to the same period in 2000.

Trading revenues are generated by the Company's participation in the foreign exchange and precious metals markets, trading activities in derivative contracts and from trading securities. The Company reports the net revenues from these activities, which include mark to market adjustments and any related direct trading expenses, as trading revenues in the consolidated statement of income. Trading revenues are summarized by categories of financial instruments in the following table.

-----------------------------------------------------------------
Six months ended June 30                       2001         2000
-----------------------------------------------------------------
                                               (in millions)
Foreign exchange                             $ 68.4        $55.5
Precious metals                                (3.2)         2.5
Trading account profits and commissions        37.0         26.5
-----------------------------------------------------------------
Trading revenues                             $102.2        $84.5
-----------------------------------------------------------------


The increase in trading revenues reflects improved foreign exchange profits due to an expansion of business activities and favorable market conditions as well as the impact of adopting FAS
133. Included in the first half 2000 trading revenues was $12.7 million of revenue earned by certain non-U.S. entities that were transferred or sold to other HSBC entities during the first half of 2000. The first half 2001 precious metals results reflect unrealized losses on positions impacted by lower short term interest rates. These precious metals losses are offset by unrealized gains recorded in trading account profits on swaps which appreciated in value, as well as additional net interest income.

Other Operating Expenses
---------------------------------------------------------------

Other operating expenses were $483.5 million in the second quarter of 2001 compared with $473.6 million for the second quarter of 2000. Other operating expenses were $975.2 million for the first six months of 2001 compared with $945.2 million a year ago. The increase in other operating expenses versus the first half of 2000 was a result of infrastructure investment initiatives and business expansion, particularly in treasury/capital markets. Other new business initiatives against which expenditure had been incurred in the period are focused on developing e-commerce delivery capabilities and on growth in the private banking and wealth management businesses. Operating



                                                            18.


expenses for the second quarter of 2001 included $6.6 million of Republic acquisition related integration costs versus $19.1 million for the same period of 2000. Republic integration costs for the first six months of 2001 were $12.5 million compared with $21.6 million for the same period of 2000. Equipment and software depreciation was higher than the first half of last year, because of infrastructure investments made during 2000 related to the Republic acquisition.

Income Taxes
---------------------------------------------------------------

The effective tax rate was 39% in the second quarter of 2001 compared with 37% in the same period of 2000. The effective tax rate was 39% in the first half of 2001 compared with 37% in the same period of 2000. The net deferred tax asset at June 30, 2001 was $144 million compared with $94 million at December 31, 2000.



Asset Quality
---------------------------------------------------------------

The following table provides a summary of the allowance for credit losses and nonaccruing loans.

---------------------------------------------------------------------------------
                                  2nd       2nd   6 Months       Year   6 Months
                              Quarter   Quarter      Ended      Ended      Ended
                                 2001      2000    6/30/01   12/31/00    6/30/00
---------------------------------------------------------------------------------
                                       (in millions)
Allowance for Credit Losses
---------------------------
  Balance at beginning
    of period                  $552.7    $638.0     $525.0    $ 638.0     $638.0
  Allowance related to
    acquisitions/transfers      (19.0)     (3.5)     (19.0)     (11.3)      (3.5)
  Provision charged to income    48.0      28.0       95.6      137.6       56.0
  Net charge offs               (42.9)    (47.7)     (63.5)    (238.7)     (75.5)
  Translation adjustment          (.9)      (.2)       (.2)       (.6)       (.4)
---------------------------------------------------------------------------------

  Balance at end of period      $537.9   $614.6     $537.9    $ 525.0     $614.6
---------------------------------------------------------------------------------




                                               June 30,   December 31,   June 30,
                                                  2001           2000       2000
---------------------------------------------------------------------------------
                                                         (in millions)
Nonaccruing Loans
-----------------
  Balance at end of period                      $389.8         $423.2     $352.2
  As a percent of loans outstanding                .93%          1.05%       .91%

Nonperforming Loans and Assets *
------------------------------
  Balance at end of period                      $408.3         $443.7     $365.9
  As a percent of total assets                     .48%           .53%       .44%

Allowance Ratios
----------------
  Allowance for credit losses as
   a percent of:
    Loans                                         1.28%          1.30%      1.59%
    Nonaccruing loans                           137.98         124.06     174.49
---------------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.




                                                            19.


During the first half of 2001, credit quality remained relatively stable, notwithstanding a more volatile business and credit environment. Provisions for credit losses were $48.0 million in the second quarter of 2001 compared with $28.0 million in the second quarter of 2000.
Provisions for credit losses for the first half of 2001 were $95.6 million compared with $56.0 million during the first half of 2000. Net charge offs in the credit card portfolio were $30.0 million and $30.8 million in the first half of 2001 and 2000, respectively. The delinquency rate for the credit card portfolio was 3.60% at June 30, 2001 compared with 3.75% at December 31, 2000 and 3.36% at June 30, 2000.
Net charge offs on commercial loans were $29.8 million and $41.5 million in the first half of 2001 and 2000, respectively.

The Company identified impaired loans totaling $194 million at June 30, 2001, of which $139 million had a specific credit loss allowance of $65 million. At December 31, 2000, impaired loans were $224 million of which $109 million had a specific credit loss allowance of $46 million.

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


                                                            20.


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

For the six months ended June 30, 2001, the Company recognized a net gain of $.1 million (reported as other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities.

For the six months ended June 30, 2001, the Company recognized a net gain of $1.1 million (reported as other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of the change in the fair value of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing. As of June 30, 2001, $4.8 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during the remainder of 2001.

Trading and Other Activities

The Company enters into certain derivative contracts for purely speculative trading purposes in order to realize profits from short-term movements in interest rates, commodity prices and foreign exchange rates. In addition,



                                                            21.


certain contracts do not qualify as FAS 133 hedges and are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

For example, in conjunction with managing the risks associated with its mortgage banking business, the Company purchases interest rate floors. Although these derivative contracts do not qualify as hedges under FAS 133, they have the economic impact of largely offsetting the erosion in value of the mortgage servicing rights portfolio in declining rate environments. The changes in value of these and all such "economic hedges" are recognized in current period earnings as if they were trading positions.

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



                                                            22.


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

Liquidity
---------------------------------------------------------------

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at June 30, 2001. Wholesale liabilities were $20.1 billion at June 30, 2001 compared with $18.5 billion at December 31, 2000. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.

Capital
---------------------------------------------------------------

Total common shareholder's equity was $6.9 billion at June 30, 2001, approximately the same level as December 31, 2000.

Under risk-based capital guidelines, the Company's capital ratios were 8.46% at the Tier 1 level and 13.42% at the total capital level at June 30, 2001. These ratios compared with 8.39% at the Tier 1 level and 13.56% at the total capital level at December 31, 2000.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 5.90% at June 30, 2001 compared with 5.73% at December 31, 2000.

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of June 30, 2001 was plus or minus $4.7 million, which includes distinct limits associated with trading portfolio activities and off-balance



                                                            23.


sheet instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than $4.7 million.
As of June 30, 2001, the Company had a position of $(3.1) million PVBP reflecting the impact of a one basis point increase in interest rates. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of appropriate interest rate floors.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for a 200 basis point gradual rate movement. As of June 30, 2001, for a gradual 200 basis point increase in rates, the value was projected to drop by 5.6% and for a 200 basis point gradual decrease in rates, value was projected to drop by 6.8% if there were no management actions taken to manage exposures to the changing environment.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee monitors, on a monthly basis, the impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all on-balance sheet assets and liabilities, as well as all off-balance sheet positions such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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


                                                            24.


Utilizing these modeling techniques, a gradual 200 basis point parallel rise and fall in the yield curve on July 1, 2001 would cause projected net interest income for the next twelve months to decrease by $9 million and increase by $13 million, respectively. This +/- 1% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise and fall in the yield curve on July 1, 2001, would cause projected net interest income for the next twelve months to decrease by $33 million and decrease by $4 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income for the next twelve months by $76 million and decrease by $22 million, respectively.

The projections noted above do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Trading Activities
---------------------------------------------------------------

The trading portfolios of the Company have distinct limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

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

A VaR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VaR model output, the daily VaR is compared to the actual result from trading activities.



                                                            25.


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

On a historical simulation approach, trading VaR at June 30, 2001 was $39.5 million compared with $20.3 million at December 31, 2000. The maximum trading VaR during the second quarter of 2001 was $43.1 million, the minimum $15.9 million and the average $29.1 million.

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


                                                                                   26.

                                                                         HSBC USA Inc.
--------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                 Second Quarter 2001         Second Quarter 2000**
                               Balance   Interest  Rate    Balance   Interest   Rate
--------------------------------------------------------------------------------------
                                                  in millions
Assets
Interest bearing deposits
  with banks                  $  4,698  $    61.9  5.28 % $  5,919  $   103.1    7.00 %
Federal funds sold and
  securities purchased under
  resale agreements              3,322       37.8  4.56      3,838       62.0    6.50
Trading assets                   8,149       62.2  3.06      4,669       23.9    2.04
Securities                      19,962      349.9  7.03     22,722      408.0    7.22
Loans
  Domestic
    Commercial                  16,851      276.8  6.59     16,306      314.0    7.74
    Consumer
         Residential mortgages  16,900      312.1  7.39     14,061      258.7    7.36
         Other consumer          3,143       89.0 11.36      3,238       92.4   11.47
--------------------------------------------------------------------------------------
      Total domestic            36,894      677.9  7.37     33,605      665.1    7.96
  International                  4,297       74.6  6.97      4,588       85.4    7.48
--------------------------------------------------------------------------------------
      Total loans               41,191      752.5  7.33     38,193      750.5    7.90
--------------------------------------------------------------------------------------
Total earning assets            77,322  $ 1,264.3  6.56 %   75,341  $ 1,347.5    7.19 %
--------------------------------------------------------------------------------------
Allowance for credit losses       (553)                       (631)
Cash and due from banks          1,916                       1,757
Other assets                     6,992                       7,316
--------------------------------------------------------------------------------------
Total assets                  $ 85,677                    $ 83,783
======================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $    378  $     0.4  0.37 % $    787  $     2.2    1.11 %
Consumer savings deposits       12,809       62.6  1.96     12,596       76.6    2.45
Other consumer time deposits    11,453      137.4  4.81      8,106      101.3    5.03
Commercial, public savings
 and other time deposits         7,249       62.2  3.44      7,701      104.9    5.48
Deposits in foreign offices     20,698      246.8  4.78     19,528      292.8    6.03
--------------------------------------------------------------------------------------
Total interest bearing deposits 52,587      509.4  3.89     48,718      577.8    4.77
--------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements           2,567       24.9  3.89      2,180       31.1    5.73
Other short-term borrowings      7,037       63.6  3.62      7,735       92.3    4.80
Long-term debt                   4,874       84.6  6.96      5,941      112.1    7.59
--------------------------------------------------------------------------------------
Total interest bearing
  liabilities                   67,065  $   682.5  4.08 %   64,574  $   813.3    5.07 %
--------------------------------------------------------------------------------------
Interest rate spread                               2.48 %                        2.12 %
--------------------------------------------------------------------------------------
Noninterest bearing deposits     5,640                       6,258
Other liabilities                5,665                       5,945
Shareholders' equity             7,307                       7,006
--------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $ 85,677                    $ 83,783
======================================================================================
Net yield on average earning assets                3.02 %                        2.85 %
Net yield on average total assets                  2.72                          2.56
======================================================================================
*   Interest and rates are presented on a taxable equivalent basis.
** Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.



                                                                                  27.

                                                                        HSBC USA Inc.
-------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                    Six Months 2001            Six Months 2000
                                Balance   Interest  Rate    Balance   Interest Rate
-------------------------------------------------------------------------------------
                                                     in millions
Assets
Interest bearing deposits
  with banks                   $  4,726  $   134.2  5.73 % $  4,766  $   161.9  6.83 %
Federal funds sold and
  securities purchased under
  resale agreements               3,123       80.8  5.22      3,406      109.8  6.48
Trading assets                    8,036      123.2  3.07      4,973       52.2  2.10
Securities                       20,702      731.1  7.12     22,655      798.6  7.09
Loans
  Domestic
    Commercial                   16,584      573.6  6.98     16,735      637.9  7.67
    Consumer
         Residential mortgages   16,545      620.6  7.50     13,751      501.0  7.29
         Other consumer           3,224      184.8 11.56      3,170      176.6 11.20
-------------------------------------------------------------------------------------
      Total domestic             36,353    1,379.0  7.65     33,656    1,315.5  7.86
  International                   4,446      159.3  7.23      4,760      173.9  7.35
-------------------------------------------------------------------------------------
      Total loans                40,799    1,538.3  7.60     38,416    1,489.4  7.80
-------------------------------------------------------------------------------------
Total earning assets             77,386  $ 2,607.6  6.79 %   74,216  $ 2,611.9  7.08 %
-------------------------------------------------------------------------------------
Allowance for credit losses        (545)                       (636)
Cash and due from banks           1,804                       1,759
Other assets                      6,718                       7,407
-------------------------------------------------------------------------------------
Total assets                   $ 85,363                    $ 82,746
=====================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $    373  $     1.3  0.71 % $    786  $     4.3  1.11 %
Consumer savings deposits        12,645      134.8  2.15     12,583      152.1  2.43
Other consumer time deposits     11,525      285.8  5.00      8,085      197.5  4.91
Commercial, public savings
    and other time deposits       6,766      124.4  3.71      7,616      202.0  5.33
Deposits in foreign offices,
 primarily banks                 21,031      545.9  5.23     19,127      551.0  5.79
-------------------------------------------------------------------------------------
Total interest bearing deposits  52,340    1,092.2  4.21     48,197    1,106.9  4.62
-------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements            2,262       50.5  4.46      2,007       55.8  5.59
Other short-term borrowings       7,001      158.4  4.56      6,978      164.4  4.74
Long-term debt                    4,950      175.2  7.14      5,909      216.3  7.36
-------------------------------------------------------------------------------------
Total interest bearing
  liabilities                    66,553  $ 1,476.3  4.47 %   63,091  $ 1,543.4  4.92 %
-------------------------------------------------------------------------------------
Interest rate spread                                2.32 %                      2.16 %
-------------------------------------------------------------------------------------
Noninterest bearing deposits      5,631                       6,278
Other liabilities                 5,842                       6,306
Shareholders' equity              7,337                       7,071
-------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 85,363                    $ 82,746
=====================================================================================
Net yield on average earning assets                 2.95 %                      2.90 %
Net yield on average total assets                   2.67                        2.60
=====================================================================================
* Interest and rates are presented on a taxable equivalent basis.
** Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.


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



                                                            29.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HSBC USA Inc.
                                        (Registrant)



Date:  August 6, 2001              /s/ Gerald A. Ronning
                          -------------------------------------
                                      Gerald A.Ronning
                          Executive Vice President & Controller
                               (On behalf of Registrant and
                                as Chief Accounting Officer)



                                                                   30.


                                                         Exhibit 12.01



                               HSBC USA Inc.
           Computation of Ratio of Earnings to Fixed Charges
                       (in millions, except ratios)

------------------------------------------------------------------------
                                               Six months ended June 30,
                                                   2001            2000*
------------------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                            $  369          $  290
Applicable income tax expense                       236             173
Less undistributed equity earnings                    3               3
Fixed charges:
  Interest on:
   Borrowed funds                                   209             220
   Long-term debt                                   175             216
  One third of rents, net of income
   from subleases                                     9              11
------------------------------------------------------------------------
Total fixed charges                                 393             447
Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges                                   $  995          $  907
------------------------------------------------------------------------

Ratio of earnings to fixed charges                 2.53            2.03
------------------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)                   $  393          $  447
Add: Interest on deposits                         1,092           1,107
------------------------------------------------------------------------
Total fixed charges and interest on deposits     $1,485          $1,554
------------------------------------------------------------------------

Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges (as above)                        $  995          $  907
Add: Interest on deposits                         1,092           1,107
------------------------------------------------------------------------

Total                                            $2,087          $2,014
------------------------------------------------------------------------
Ratio of earnings to fixed charges                 1.41            1.30
------------------------------------------------------------------------

*Restated to exclude investments in entities transferred to HSBC North
America Inc. during 2001 and 2000.



                                                                     31.


                                                          Exhibit 12.02


                             HSBC USA Inc.
      Computation of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Dividends
                     (in millions, except ratios)

------------------------------------------------------------------------
                                               Six months ended June 30,
                                                   2001            2000*
------------------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                            $  369          $  290
Applicable income tax expense                       236             173
Less undistributed equity earnings                    3               3
Fixed charges:
  Interest on:
   Borrowed funds                                   209             220
   Long-term debt                                   175             216
  One third of rents, net of income
   from subleases                                     9              11
------------------------------------------------------------------------
Total fixed charges                                 393             447
Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges                                   $  995          $  907
------------------------------------------------------------------------

Total fixed charges                              $  393          $  447
Preferred dividends                                  13              14
Ratio of pretax income to income
 before cumulative effect of
 accounting change                                 1.64            1.60
------------------------------------------------------------------------
Total preferred stock dividend factor                21              22
Fixed charges, including preferred stock
 dividend factor                                 $  414          $  469
------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                           2.40            1.93
------------------------------------------------------------------------

Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)                $  414          $  469
Add: Interest on deposits                         1,092           1,107
------------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits        $1,506          $1,576
------------------------------------------------------------------------

Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges (as above)                        $  995          $  907
Add: Interest on deposits                         1,092           1,107
------------------------------------------------------------------------

Total                                            $2,087          $2,014
------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                           1.39            1.28
------------------------------------------------------------------------

*Restated to exclude investments in entities transferred to HSBC North
America Inc. during 2001 and 2000.
