Form 10-Q
period 2001-09-30
HSBC USA INC /MD/
filed 2001-11-14
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended September 30, 2001

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

This report includes a total of 32 pages.

                                                               2.



Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements                               Page

         Consolidated Balance Sheet
         September 30, 2001 and December 31, 2000              3

         Consolidated Statement of Income
         For The Quarter and Nine Months
         Ended September 30, 2001 and 2000                     4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Nine Months
         Ended September 30, 2001 and 2000                     5

         Consolidated Statement of Cash Flows
         For The Nine Months Ended
         September 30, 2001 and 2000                           6

         Notes to Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        16


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     29

Signatures                                                    30



                                                                           3.

                                                                HSBC USA Inc.
-----------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                September 30,    December 31,
                                                        2001            2000*
-----------------------------------------------------------------------------
                                                         in thousands
Assets
Cash and due from banks                        $   2,078,353   $   1,860,713
Interest bearing deposits with banks               4,148,466       5,129,490
Federal funds sold and securities
  purchased under resale agreements                3,360,544       1,895,492
Trading assets (incl.$59,080 pledged to
  creditors at Sept.30)                            8,764,132       5,770,972
Securities available for sale (incl.$2,025,072
  pledged to creditors at Sept.30)                15,190,148      17,336,832
Securities held to maturity (fair value
  $4,827,247 and $4,417,251)                       4,596,627       4,260,492
Loans                                             42,930,129      40,417,847
Less - allowance for credit losses                   540,252         524,984
-----------------------------------------------------------------------------
      Loans, net                                  42,389,877      39,892,863
Premises and equipment                               791,674         777,610
Accrued interest receivable                          488,912         785,286
Equity investments                                   268,377          55,596
Goodwill and other acquisition intangibles         2,972,439       3,229,479
Other assets                                       2,567,567       2,040,325
-----------------------------------------------------------------------------
Total assets                                   $  87,617,116   $  83,035,150
=============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                          $   4,726,970   $   5,114,668
  Interest bearing                                32,267,138      30,631,511
Deposits in foreign offices
  Noninterest bearing                                334,236         282,737
  Interest bearing                                19,482,903      20,013,588
-----------------------------------------------------------------------------
      Total deposits                              56,811,247      56,042,504
-----------------------------------------------------------------------------
Trading account liabilities                        4,056,443       2,766,825
Short-term borrowings                              9,602,959       8,562,363
Interest, taxes and other liabilities              5,093,271       3,232,918
Subordinated long-term debt and perpetual
  capital notes                                    2,979,120       3,027,014
Guaranteed mandatorily redeemable securities         735,605         711,737
Other long-term debt                               1,188,194       1,357,904
-----------------------------------------------------------------------------
Total liabilities                                 80,466,839      75,701,265
-----------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                      500,000         500,000
Common shareholder's equity
  Common stock                                             4               4
  Capital surplus                                  6,028,804       6,104,264
  Retained earnings                                  570,248         612,798
  Accumulated other comprehensive income              51,221         116,819
-----------------------------------------------------------------------------
      Total common shareholder's equity            6,650,277       6,833,885
-----------------------------------------------------------------------------
Total shareholders' equity                         7,150,277       7,333,885
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity     $  87,617,116   $  83,035,150
=============================================================================

<F1>
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001.



                                                                                             4.

                                                                            HSBC USA Inc.
-------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E
                                Quarter ended September 30, Nine months ended September 30,
                                        2001          2000*             2001          2000*
-------------------------------------------------------------------------------------------
                                                       in thousands
Interest income
 Loans                         $     729,316 $     783,359     $   2,267,117 $   2,272,272
 Securities                          296,260       402,246         1,012,144     1,188,379
 Trading assets                       52,670        37,656           175,797        89,794
 Other short-term investments         73,080       131,183           288,113       402,789
-------------------------------------------------------------------------------------------
Total interest income              1,151,326     1,354,444         3,743,171     3,953,234
-------------------------------------------------------------------------------------------
Interest expense
 Deposits                            440,769       604,368         1,532,997     1,711,258
 Short-term borrowings                74,156       109,591           283,029       329,794
 Long-term debt                       81,750       101,083           256,925       317,352
-------------------------------------------------------------------------------------------
Total interest expense               596,675       815,042         2,072,951     2,358,404
-------------------------------------------------------------------------------------------
Net interest income                  554,651       539,402         1,670,220     1,594,830
Provision for credit losses           47,500        50,608           143,050       106,607
-------------------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses        507,151       488,794         1,527,170     1,488,223
-------------------------------------------------------------------------------------------
Other operating income
 Trust income                         20,517        20,776            65,360        63,319
 Service charges                      47,738        42,834           139,177       129,515
 Mortgage banking revenue              3,293         7,739            22,907        22,903
 Other fees and commissions           86,753        71,770           245,762       225,444
 Trading revenues                     73,793        30,103           176,036       114,633
 Security gains                       20,891         9,081           146,671        10,443
 Other income                         22,817        29,262            40,520        53,785
-------------------------------------------------------------------------------------------
Total other operating income         275,802       211,565           836,433       620,042
-------------------------------------------------------------------------------------------
Total income from operations         782,953       700,359         2,363,603     2,108,265
-------------------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits      243,464       241,090           728,053       738,269
 Occupancy expense, net               40,665        41,412           116,865       127,004
 Goodwill amortization                43,803        44,417           133,062       131,878
 Princeton Note Matter               575,000             -           575,000             -
 Other expenses                      153,730       145,457           478,849       420,461
-------------------------------------------------------------------------------------------
Total other operating expenses     1,056,662       472,376         2,031,829     1,417,612
-------------------------------------------------------------------------------------------
Income (loss) before taxes and
   cumulative effect of accounting
   change                           (273,709)      227,983           331,774       690,653
Applicable income tax expense
   (credit)                         (106,500)       84,406           129,700       257,005
-------------------------------------------------------------------------------------------
Income (loss) before cumulative
   effect of accounting change      (167,209)      143,577           202,074       433,648
-------------------------------------------------------------------------------------------
Cumulative effect of accounting
   change - implementation of
   FAS 133                                 -             -              (451)            -
-------------------------------------------------------------------------------------------
Net income (loss)              $    (167,209)$     143,577     $     201,623 $     433,648
===========================================================================================

<F1>
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.


                                                                 5.

                                                       HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y
                                    Nine months ended September 30,
                                                 2001         2000*
--------------------------------------------------------------------
                                                  in thousands
Preferred stock
Balance, January 1,                       $   500,000  $   500,000
--------------------------------------------------------------------
Balance, September 30,                        500,000      500,000
--------------------------------------------------------------------
Common stock
Balance, January 1,                                 4            4
--------------------------------------------------------------------
Balance, September 30,                              4            4
--------------------------------------------------------------------
Capital surplus
Balance, January 1,                         6,104,264    6,096,317
Return of capital                             (84,939)           -
Capital contribution from parent                9,479        4,813
--------------------------------------------------------------------
Balance, September 30,                      6,028,804    6,101,130
--------------------------------------------------------------------
Retained earnings
Balance, January 1,                           612,798      671,578
Net income                                    201,623      433,648
Cash dividends declared:
  Preferred stock                             (19,173)     (20,820)
  Common stock                               (225,000)    (600,000)
--------------------------------------------------------------------
Balance, September 30,                        570,248      484,406
--------------------------------------------------------------------
Accumulated other comprehensive income (loss), net of tax
Balance, January 1,                           116,819      (50,534)
  Net change in unrealized gains (losses)
    on securities                             (16,970)      83,473
  Net change in unrealized loss on
    derivatives classified as cash flow
    hedges                                    (36,563)           -
  Unrealized net transitional gain related
    to initial adoption of FAS 133              2,853            -
  Amortization of unrealized net
    transitional FAS 133 gains credited
    to current income                          (2,140)           -
  Foreign currency translation adjustment     (12,778)      (6,251)
--------------------------------------------------------------------
Other comprehensive income (loss), net of
  tax                                         (65,598)      77,222
--------------------------------------------------------------------
Balance, September 30,                         51,221       26,688
--------------------------------------------------------------------
Total shareholders' equity, September 30, $ 7,150,277  $ 7,112,228
====================================================================
Comprehensive income
Net income                                $   201,623  $   433,648
Other comprehensive income (loss), net
  of tax                                      (65,598)      77,222
--------------------------------------------------------------------
Comprehensive income                      $   136,025  $   510,870
====================================================================

<F1>
The accompanying notes are an integral part of the consolidated financial statements.
*Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001 and 2000.


                                                                                      6.

                                                                           HSBC USA Inc.
   -------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S
                                                         Nine months ended September 30,
                                                                     2001          2000*
   -------------------------------------------------------------------------------------
                                                                     in thousands
   Cash flows from operating activities
       Net income                                            $    201,623  $    433,648
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes         166,353       328,312
            Provision for credit losses                           143,050       106,607
            Net change in other accrual accounts                  625,406       210,276
            Net change in loans originated for sale              (411,314)   (1,471,028)
            Net change in trading assets and liabilities       (1,307,093)   (1,092,070)
            Other, net                                           (317,226)      (99,897)
   -------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities   (899,201)   (1,584,152)
   -------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks       1,159,698    (2,365,845)
       Net change in short-term investments                    (1,465,052)     (310,816)
       Purchases of securities held to maturity                  (113,587)     (100,721)
       Proceeds from maturities of securities held to maturity    842,497       458,838
       Purchases of securities available for sale             (12,356,051)  (11,478,657)
       Sales of securities available for sale                  10,977,169     7,905,069
       Proceeds from maturities of securities available
          for sale                                              3,318,574    11,393,188
       Payment to shareholders of acquired company                      -    (7,091,209)
       Net change in credit card receivables                       38,554        28,915
       Net change in other short term loans                       341,188       448,677
       Net originations and maturities of loans                (2,401,691)     (126,184)
       Sales of loans                                                   -       167,042
       Expenditures for premises and equipment                    (87,254)      (90,949)
       Net cash used in acquisitions, net of
          cash acquired                                           (21,547)      (87,492)
       Other, net                                                 123,528       (96,628)
   -------------------------------------------------------------------------------------
            Net cash provided (used) by investing activities      356,026    (1,346,772)
   -------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                     320,950    (1,411,362)
       Net change in short-term borrowings                      1,040,596     5,207,278
       Issuance of long-term debt                                 374,391       594,219
       Repayment of long-term debt                               (645,398)     (774,426)
       Return of capital                                          (84,939)            -
       Dividends paid                                            (244,785)     (614,727)
   -------------------------------------------------------------------------------------
            Net cash provided by financing activities             760,815     3,000,982
   -------------------------------------------------------------------------------------
   Net change in cash and due from banks                          217,640        70,058
   Cash and due from banks at beginning of period               1,860,713     1,959,213
   -------------------------------------------------------------------------------------
   Cash and due from banks at end of period                  $  2,078,353  $  2,029,271
   =====================================================================================
   Non-cash activities:
       Transfer of securities from held to maturity to
            available for sale                               $    189,867  $          -
       Transfer of securities from available for sale to
            held to maturity                                    1,041,911             -
   -------------------------------------------------------------------------------------

   <F1>
   The accompanying notes are an integral part of the consolidated financial statements.
   *Restated to exclude investments in entities transferred to HSBC North America Inc.
   during 2001 and 2000.



                                                         7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
---------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. Such policies, except as described in Note 8 below, are consistent with those applied in the presentation of the Company's 2000 annual financial statements.

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

2.  Acquisitions
---------------------------------------------------------------

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. ("Swiss Bank"), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank's Singapore and Hong Kong branches. The 5 percent interest represents the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

The transaction was another step in an internal reorganization of the HSBC Group's global private banking operations, which began late last year. The Swiss Bank, a Switzerland based banking affiliate, will manage much of the HSBC Group's worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

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


                                                          8.

As described in Note 2 to the consolidated financial statements contained in the Company's 2000 10-K, on December 31, 1999, HSBC Holdings plc (HSBC) acquired Republic New York Corporation (Republic). Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The merger was accounted for as a purchase transaction. As a result of the Republic acquisition, the Company assumed certain liabilities associated with merging Republic's operations with those of the Company and recognized integration costs relating to the planned severance of employees and exiting of businesses of the Company. The following table represents the activity in these reserves through September 30, 2001.

--------------------------------------------------------------------
                             Severance
                               Related   Premises    Other     Total
--------------------------------------------------------------------
                                          (in millions)
Balance December 31, 2000       $151.8      $10.8     $5.3    $167.9
Less: Payments                    81.2        6.8      1.9      89.9
--------------------------------------------------------------------
Balance September 30, 2001      $ 70.6      $ 4.0     $3.4    $ 78.0
--------------------------------------------------------------------

During 2000, $85.0 million of integration costs were expensed as systems and operations were combined, of which $22.7 million was incurred during the third quarter. During the third quarter of 2001, $.6 million of integration costs were expensed. Integration costs for the first nine months of 2001 were $13.0 million compared with $44.3 million for the same period of 2000. The integration costs do not include the higher level of equipment and software depreciation incurred during 2001 on infrastructure investments made during 2000 related to the Republic acquisition. All restructuring related to the acquisition from a customer perspective is complete.

3.  Litigation
---------------------------------------------------------------

As described in Note 26 to the consolidated financial statements contained in the Company's 2000 10-K and the Company's Form 10-Q for the second quarter of 2001, the Company and certain of its subsidiaries are defendants in a number of legal actions arising out of the Princeton
Note Matter (as defined in the 2000 10-K).

These proceedings include investigations by regulatory and law enforcement agencies, including the U.S. Attorney for the Southern District of New York, the Securities and
Exchange Commission and the Commodity Futures Trading Commission. As previously disclosed, Republic New York Securities Corporation ("RNYSC") is a target of the federal grand jury investigation being conducted by the U.S. Attorney. In light of a probable law enforcement proceeding against RNYSC in connection with the Princeton Note Matter, a matter that came to light before the acquisition of Republic, a provision of $79 million, the amount of shareholder's equity of RNYSC, was taken in the consolidated financial statements of the Company as of December 31, 2000, as an adjustment to the cost of the acquisition of Republic. During the course of the U.S. Attorney's investigation, with which the Company has been cooperating fully, discussions have been initiated to attempt to resolve the grand jury investigation and regulatory investigations, and such resolution if it occurs may also encompass


                                                          9.

resolution of many of the civil actions that have been previously described. Based on progress in such discussions the Company has taken a charge to earnings of $575 million before tax in the third quarter to reflect an anticipated resolution. There can be no assurance that such a resolution will be achieved, however.

4. Accounting for Derivatives and Hedging Activities
---------------------------------------------------------------

Pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), all derivatives are recognized on the balance sheet at their fair value (see Note 8, New Accounting Standards). On the date the derivative contract is entered into (January 1, 2001 for all derivatives in place at that date) the Company designates it as (1) a qualifying FAS 133 hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (2) a qualifying FAS 133 hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) as a trading position.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item. Changes in the fair value of derivatives held for trading purposes are reported in current period earnings.

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

Increased earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements of FAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.



                                                         10.
Embedded Derivatives

The Company may acquire or originate a financial instrument that contains a derivative instrument "embedded" within it. Upon origination or acquisition of any such instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the "host contract") and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

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


                                                         11.

5.  Pledged Assets
---------------------------------------------------------------

At September 30, 2001, assets amounting to $10.3 billion were pledged as collateral for borrowings, to secure public deposits and for other purposes. The significant components of the assets pledged at September 30, 2001 were as follows:
$9.7 billion were securities and trading assets and $.6 billion were loans.

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

---------------------------------------------------------------
                                   September 30,   December 31,
                                           2001           2000
---------------------------------------------------------------
                                                (in billions)
Trading assets                             $ .1            $.2
Securities available for sale               2.0             .4
---------------------------------------------------------------

6.  Collateral
---------------------------------------------------------------

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at September 30, 2001, totalled $1.5 billion compared with $.7 billion at December 31, 2000. This collateral was obtained under security resale agreements.
Of this collateral, $1.0 billion at September 30, 2001 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $.3 billion at December 31, 2000.

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



                                                         12.

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

The Investment Banking and Markets Segment includes treasury, traded markets, and international private banking businesses. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally. International private banking offers a full range of services for high net worth individuals throughout the world including deposit, lending, trading, trust and investment management.

Other consists of certain non-recurring expenses, including
Republic related integration costs, goodwill amortization and expenses related to the Princeton Note Matter.

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


                                                                                                      13.


------------------------------------------------------------------------------------------------------------
                                                             Segments
                                      -------------------------------------------------
                                                      Corporate/             Investment
                                      Commercial   Institutional   Personal    Banking/
                                         Banking         Banking    Banking     Markets    Other      Total
------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2001
------------------------------------------------------------------------------------------------------------
                                                                  (in millions)
Net interest income (1)                  $   492          $  103    $   835     $   312   $  (72)   $ 1,670
Other operating income                       127              80        256         355       19        837
------------------------------------------------------------------------------------------------------------
  Total income                               619             183      1,091         667      (53)     2,507
Operating expenses (2)                       333              74        647         300      678      2,032
------------------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses               286             109        444         367     (731)       475
Provision for credit losses (3)               20              65         57           1        -        143
------------------------------------------------------------------------------------------------------------
  Pretax income (loss)                       266              44        387         366     (731)       332
Taxes (4)                                     92              18        135         126     (241)       130
------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative
 effect of accounting change                 174              26        252         240     (490)       202
------------------------------------------------------------------------------------------------------------

Average assets                            16,390           5,431     22,809      39,786    1,318     85,734
Average liabilities/equity (5)            11,923           3,779     28,226      36,445    5,361     85,734
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
------------------------------------------------------------------------------------------------------------
Net interest income (1)                 $   437           $  107    $   771     $   351   $  (71)   $ 1,595
Other operating income                       92               71        266         160       31        620
------------------------------------------------------------------------------------------------------------
  Total income                              529              178      1,037         511      (40)     2,215
Operating expenses (2)                      290               70        647         257      153      1,417
------------------------------------------------------------------------------------------------------------
  Pretax income (loss) before
   provision for credit losses              239              108        390         254     (193)       798
Provision for credit losses (3)              52                5         35          15        -        107
------------------------------------------------------------------------------------------------------------
  Pretax income (loss)                      187              103        355         239     (193)       691
Taxes (4)                                    53               32        108          74      (10)       257
------------------------------------------------------------------------------------------------------------
Net income (loss)                           134               71        247         165     (183)       434
------------------------------------------------------------------------------------------------------------

Average assets                           14,861            5,715     19,842      39,685    2,624     82,727
Average liabilities/equity (5)           10,072            5,088     28,654      32,387    6,526     82,727
------------------------------------------------------------------------------------------------------------

<F1>
(1)Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.
(2)Expenses for the segments include fully apportioned corporate overhead expenses with the exception of non-recurring corporate expenses, goodwill amortization and expenses related to the Princeton Note Matter.
(3)The provision apportioned to the segments is based on the segments' net charge offs and the change in allowance for credit losses. Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio.
(4)Taxes are allocated to the segments based on pretax income (loss) excluding goodwill amortization.
(5)Common shareholder's equity and earnings on common shareholder's equity are allocated back to the segments based on the percentage of capital assigned to the business.



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




                                                         14.


initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. FAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment annually. FAS 142 does not carry forward the concept of corporate or enterprise-wide goodwill found in current accounting literature. Under FAS 142, all goodwill must be assigned to one or more reporting units of the entity and evaluated for impairment at that level. This represents a significant departure from current accounting guidance which generally applies an acquisition-specific or an enterprise-wide basis for evaluating goodwill for impairment.

The Company is required to adopt the provisions of FAS 141 immediately and FAS 142 with effect from January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized and will continue to be evaluated for impairment under current accounting literature until the date that FAS 142 applies in its entirety. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the full adoption of FAS 142 on January 1, 2002.

At the date of adoption, the Company expects to have unamortized goodwill of approximately $2.9 billion, which will be subject to the transition provisions of FAS 141 and FAS 142. Amortization expense related to goodwill was $176.2 million and $133.1 million for the year ended
December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting FAS 141 and FAS 142, it is not practicable to estimate reasonably the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

FAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the


                                                         15.

liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of FAS 143 for the quarter ending March 31, 2003. Adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

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

In accordance with the transition provisions of FAS 133, the Company recorded a net of tax cumulative effect adjustment charge of $.5 million in earnings for the nine months ended September 30, 2001 representing the difference between the fair value of derivatives that were designated as fair value hedging instruments at the date of adoption and the related mark to market of the previously hedged assets and liabilities.

The Company also recorded a net of tax cumulative effect gain of $2.9 million in accumulated other comprehensive income representing the fair value of derivatives that were designated as cash flow hedging instruments at the date of adoption, all of which will be recognized in earnings during the current year as the hedged items impact operating results. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected and continue to be amortized over the life of the previously hedged items.

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


                                                         16.

Management's Discussion and Analysis of Financial Condition
and Results of Operations
---------------------------------------------------------------

HSBC USA Inc. (the Company) reported a third quarter 2001 net loss of $(167.2) million, compared with net income of $143.6 million in the third quarter of 2000. For the first nine months of 2001, net income was $201.6 million compared with $433.6 million for the first nine months of last year. The third quarter 2001 net loss and the lower year-to-date net income reflect the impact of the third quarter 2001 expenses related to the Princeton Note Matter (See Note 3). Excluding the Princeton related expenses, net income for the third quarter and nine months of 2001 was $183.8 million and $552.6 million, respectively.

Net Interest Income
---------------------------------------------------------------

Net interest income for the third quarter of 2001 was $554.7 million compared with $539.4 million for the third quarter of 2000. The 2.8% increase in net interest income for the third quarter of 2001 compared to the third quarter of 2000 was due to a larger balance sheet. Growth in commercial loans and residential mortgages fueled overall loan growth of 8% which was largely funded by higher consumer deposits. Interest rate reductions in 2001 have led to declining levels of both interest income and interest expense throughout the year. Securities sales in 2001 led to sizable gains in other operating income, but was a factor causing spreads to contract slightly in the third quarter of 2001.

For the first nine months of 2001, net interest income was $1,670.2 million compared with $1,594.8 million for the first nine months of 2000. The 4.7% increase in net interest income for the first nine months of 2001 compared to 2000 was due principally to a larger balance sheet, coupled with slightly wider spreads. Growth in commercial loans and residential mortgages were the most significant factors driving asset growth which was largely funded by a higher level of consumer deposits. The declining interest rate environment in 2001 has led to lower gross yields earned on assets and lower gross rates paid on liabilities.
The improved balance sheet mix, specifically higher levels of loans and deposits, led to slightly wider margins.

Interest income was $1,151.4 million in the third quarter of 2001 compared with $1,354.4 million in the third quarter of 2000. Average earning assets were $78.5 billion for the third quarter of 2001 compared with $74.3 billion a year ago. The average rate earned on earning assets was 5.87% for the third quarter of 2001 compared with 7.29% a year ago. Interest income was $3,743.2 million for the first nine months of 2001 compared with $3,953.2 million in the first nine months of 2000. Average earning assets were $77.8 billion for the first nine months of 2001 compared with $74.2 billion for the first nine months of 2000. The average rate earned on earning assets was 6.48% for the first nine months of 2001 compared with 7.15% a year ago.

Interest expense for the third quarter of 2001 was $596.7 million compared with $815.0 million in the third quarter of 2000. Average interest bearing liabilities for the third quarter of 2001 were $67.2 billion, compared with



                                                         17.

$63.4 billion a year ago. The average rate paid on interest bearing liabilities was 3.52% compared with 5.12% a year ago. Interest expense for the first nine months of 2001 was $2,073.0 million compared with $2,358.4 million in the first nine months of 2000. Average interest bearing liabilities for the first nine months of 2001 were $66.8 billion, compared with $63.2 billion a year ago. The average rate paid on interest bearing liabilities was 4.15% for the first nine months of 2001 compared with 4.99% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 2001 was 2.59%, compared with 2.63% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 2001 was 2.64%, compared with 2.61% a year ago.

Other Operating Income
---------------------------------------------------------------

Total other operating income was $275.8 million in the third quarter of 2001, compared with $211.6 million in the 2000 third quarter. For the first nine months of 2001, total operating income was $836.4 million compared with $620.0 million for the first nine months of 2000. Security gains for the first nine months of 2001 were primarily realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The security gains for 2001 also included a first quarter one-time gain of $19.3 million on the sale of shares in Canary Wharf, a retail/office development investment project in London, England. Wealth management and insurance, loan and bankcard fees and service charges were all strong during the first nine months of 2001. Fee income from domestic wealth management was $157.7 million during the first nine months of 2001, an increase of 14.4 percent compared to the same period in 2000. The third quarter 2001 mortgage banking revenue was adversely impacted by the impairment of mortgage servicing rights due to lower interest rates. In addition, the gains on sale of mortgage loan assets, included in mortgage banking revenue, was impacted by timing issues associated with interest rate locks and forward loan sale commitments, which were marked to market as required under FAS 133. The World Trade Center disaster has had minor effect so far on revenues and is estimated to be between $2.0 million and $3.0 million, including lower personal banking charges, bankcard fees and brokerage fees.

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


                                                         18.

---------------------------------------------------------------
Nine months ended September 30,               2001         2000
---------------------------------------------------------------
                                               (in millions)
Foreign exchange                            $128.9       $ 79.5
Precious metals                              (28.0)         2.5
Trading account profits and commissions       75.1         32.6
---------------------------------------------------------------
Trading revenues                            $176.0       $114.6
---------------------------------------------------------------


The above table presents trading revenue by category of financial instruments and is not necessarily indicative of trading business line results. See the following comments on precious metals trading.

The increase in trading revenues reflects improved foreign exchange profits due to an expansion of business activities and favorable market conditions as well as the impact of adopting FAS 133. Included in the first nine months of 2000 trading revenues was approximately $12.7 million of revenue earned by certain non-U.S. entities that were transferred or sold to other HSBC entities during the first nine months of 2000. The first nine months 2001 precious metals results reflect unrealized losses on positions impacted by lower short term interest rates. These precious metals losses are offset by unrealized gains recorded in trading account profits on swaps which appreciated in value, as well as additional net interest income.

Other Operating Expenses
---------------------------------------------------------------

Other operating expenses were $1,056.7 million in the third quarter of 2001 compared with $472.4 million for the third quarter of 2000. Other operating expenses were $2,031.8 million for the first nine months of 2001 compared with $1,417.6 million a year ago. The increase in other operating expenses reflect the $575.0 million third quarter 2001 expenses related to the Princeton Note Matter (See Note
3). Excluding the Princeton related expenses, other operating expenses for the third quarter and nine months of 2001 were $481.7 million and $1,456.8 million, respectively.

Excluding the Princeton related expenses and treasury and general incentive compensation tied to performance, operating expenses were flat year to year. During the third quarter, $3.0 million in specific charges for World Trade Center related expenses were recognized, including insurance policy deductibility and contributions made to the American Red Cross. There may be additional costs in the fourth and later quarters, however they are not expected to be material.

Operating expenses for the third quarter of 2001 included $.6 million of Republic acquisition related integration costs versus $22.7 million for the same period of 2000. Republic integration costs for the first nine months of 2001 were $13.0 million compared with $44.3 million for the same period of 2000. The integration costs do not include the higher level of equipment and software depreciation incurred during 2001 on infrastructure investments made during 2000 related to the Republic acquisition.


                                                         19.

Income Taxes
---------------------------------------------------------------

The effective tax rate was 39% in the third quarter and first nine months of 2001 compared with 37% in the same periods of 2000. The net deferred tax asset at September 30, 2001 was $227 million compared with $94 million at December 31, 2000.


Asset Quality
---------------------------------------------------------------
The following table provides a summary of the allowance for
credit losses and nonaccruing loans.
-----------------------------------------------------------------------------------
                                    3rd       3rd   9 Months       Year   9 Months
                                Quarter   Quarter      Ended      Ended      Ended
                                   2001      2000    9/30/01   12/31/00    9/30/00
-----------------------------------------------------------------------------------
                                                 (in millions)
Allowance for Credit Losses
  Balance at beginning
    of period                    $537.9    $614.6    $ 525.0    $ 638.0    $ 638.0
  Allowance related to
    acquisitions/transfers            -      (8.5)     (19.0)     (11.3)     (12.0)
  Provision charged to income      47.5      50.6      143.1      137.6      106.6
  Net charge offs                 (44.8)    (98.3)    (108.3)    (238.7)    (173.8)
  Translation adjustment            (.3)      (.1)       (.5)       (.6)       (.5)
------------------------------------------------------------------------------------

  Balance at end of period       $540.3    $558.3    $ 540.3    $ 525.0    $ 558.3
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
                                       September 30,   December 31,   September 30,
                                               2001           2000            2000
------------------------------------------------------------------------------------
                                                      (in millions)
Nonaccruing Loans
  Balance at end of period                   $394.3         $423.2          $299.1
  As a percent of loans outstanding             .92%          1.05%            .75%

Nonperforming Loans and Assets *
  Balance at end of period                   $410.6         $443.7          $317.6
  As a percent of total assets                 .47%            .53%            .38%

Allowance Ratios
  Allowance for credit losses as
   a percent of:
    Loans                                     1.26%           1.30%           1.40%
    Nonaccruing loans                        137.01          124.06           186.7
------------------------------------------------------------------------------------

<F1>
* Includes nonaccruing loans, other real estate and other owned assets.


During the first nine months of 2001, credit quality remained relatively stable, notwithstanding a more volatile business and credit environment. However, it is still too early to determine what effect, if any, the events of September 11 and the general economic slowdown will have on the credit portfolio.

Provisions for credit losses were $47.5 million in the third quarter of 2001 compared with $50.6 million in the third quarter of 2000. Provisions for credit losses for the first nine months of 2001 were $143.1 million compared



                                                         20.


with $106.6 million during the first nine months of 2000. Net charge offs in the credit card portfolio were $44.0 million and $45.8 million in the first nine months of 2001 and 2000, respectively. The delinquency rate for the credit card portfolio was 3.92% at September 30, 2001 compared with 3.75% at December 31, 2000 and 3.64% at September 30, 2000.
Net charge offs on commercial loans were $54.8 million and $121.2 million in the first nine months of 2001 and 2000, respectively.

The Company identified impaired loans totaling $194 million at September 30, 2001, of which $116 million had a specific credit loss allowance of $59 million. At December 31, 2000, impaired loans were $224 million of which $109 million had a specific credit loss allowance of $46 million.

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


                                                         21.


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

For the nine months ended September 30, 2001, the Company recognized a net gain of $.1 million (reported as other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities.

For the nine months ended September 30, 2001, the Company recognized a net gain of $2.9 million (reported as other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of the change in the fair value of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing.
As of September 30, 2001, $7.1 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during the remainder of 2001.

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


                                                         22.

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


                                                         23.


analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

Liquidity
---------------------------------------------------------------

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at September 30, 2001. Wholesale liabilities were $19.9 billion at September 30, 2001 compared with $18.5 billion at December 31, 2000. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, trading assets, mortgages and other assets.

Capital
---------------------------------------------------------------

Total common shareholder's equity was $6.7 billion at September 30, 2001, compared with $6.8 billion as December 31,
2000.

Under risk-based capital guidelines, the Company's capital ratios were 7.92% at the Tier 1 level and 12.60% at the total capital level at September 30, 2001. These ratios compared with 8.39% at the Tier 1 level and 13.56% at the total capital level at December 31, 2000.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 5.66% at September 30, 2001 compared with 5.73% at December 31,
2000.

Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------

In consideration of the degree of interest rate risk inherent in the banking industry, the Company has interest rate risk management policies designed to meet performance objectives within defined risk/safety parameters. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, Value at Risk (VaR) and capital at risk analysis are employed. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of September 30, 2001 was plus or minus $4.7 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more


                                                         24.


than $4.7 million. As of September 30, 2001, the Company had a position of $(3.3) million PVBP reflecting the impact of a one basis point increase in interest rates. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of various financial instruments including interest rate floors and mortgage backed securities.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for a 200 basis point gradual rate movement. As of September 30, 2001, for a gradual 200 basis point increase in rates, the value was projected to drop by 4.6% and for a 200 basis point gradual decrease in rates, value was projected to drop by 7.5% if there were no management actions taken to manage exposures to the changing environment.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee particularly monitors, on a monthly basis, the simulated impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all on-balance sheet assets and liabilities, as well as derivative instruments such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on October 1, 2001 would cause projected net interest income for the next twelve months to decrease by $31 million and



                                                         25.


increase by $20 million, respectively. This +/- 1% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on October 1, 2001, would cause projected net interest income for the next twelve months to decrease by $40 million and $19 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $90 million and $43 million, respectively.

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

Trading Activities
---------------------------------------------------------------

The trading portfolios of the Company have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The Company relies upon Value at Risk (VaR) analysis as a basis for quantifying and managing risks associated with the trading portfolios. Such analysis is based upon the following two general principles:

(i) VaR applies to all trading positions across all risk classes including interest rate, equity, optionality and global/foreign exchange risks and

(ii) VaR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VaR parameters.

VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon and given a certain confidence level. VaR calculations are performed for all material trading and investment portfolios and for market risk-related treasury activities. The VaR is calculated using the historical simulation or the variance/covariance (parametric) method.

A VaR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VaR model output, the daily VaR is compared to the actual result from trading activities.



                                                         26.


The trading VaR at September 30, 2001 was $25.0 million compared with $20.3 million at December 31, 2000. The maximum trading VaR during the third quarter of 2001 was $39.3 million, the minimum $11.1 million and the average
$22.9 million.


The following summary illustrates the Company's daily revenue earned from market risk-related activities during the third quarter of 2001. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 13 days with negative revenue during the third quarter of 2001. The most frequent result was a daily revenue of between zero and $2 million with 35 occurrences. The highest daily revenue was $7.9 million.

----------------------------------------------------------------------------------------------
Ranges of daily revenue
earned from market risk-
related activities
(in millions)            $(4) to $(2)   $(2) to $0   $0 to $2   $2 to $4   $4 to $6   Over $6
----------------------------------------------------------------------------------------------
Number of trading days
market risk-related
revenue was within the
stated range                       2            11         35          8          4         3
----------------------------------------------------------------------------------------------


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


                                                                                          27.

                                                                         HSBC USA Inc.
---------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*
                                  Third Quarter 2001          Third Quarter 2000**
                               Balance   Interest  Rate    Balance   Interest    Rate
---------------------------------------------------------------------------------------
                                                  in millions
Assets
Interest bearing deposits
  with banks                  $  4,762  $    40.7  3.39 % $  4,006  $    71.1    7.06 %
Federal funds sold and
  securities purchased under
  resale agreements              3,594       32.4  3.57      3,638       60.1    6.57
Trading assets                   8,773       52.7  2.40      5,698       37.7    2.65
Securities                      19,191      305.8  6.32     21,883      408.4    7.43
Loans
  Domestic
    Commercial                  17,140      260.2  6.02     16,031      314.0    7.79
    Consumer
         Residential mortgages  17,593      317.0  7.21     15,028      285.3    7.59
         Other consumer          3,221       84.5 10.41      3,215       93.8   11.61
---------------------------------------------------------------------------------------
      Total domestic            37,954      661.7  6.92     34,274      693.1    8.05
  International                  4,255       67.8  6.32      4,803       90.5    7.49
---------------------------------------------------------------------------------------
      Total loans               42,209      729.5  6.86     39,077      783.6    7.98
---------------------------------------------------------------------------------------
Total earning assets            78,529  $ 1,161.1  5.87 %   74,302  $ 1,360.9    7.29 %
---------------------------------------------------------------------------------------
Allowance for credit losses       (539)                       (610)
Cash and due from banks          1,914                       1,969
Other assets                     6,560                       7,029
---------------------------------------------------------------------------------------
Total assets                  $ 86,464                    $ 82,690
=======================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $    361  $     0.5  0.53 % $    741  $     2.3    1.27 %
Consumer savings deposits       13,293       58.7  1.75     12,374       80.4    2.58
Other consumer time deposits    11,097      118.7  4.24      8,808      117.7    5.31
Commercial, public savings
 and other time deposits         7,656       62.0  3.21      7,228       88.2    4.85
Deposits in foreign offices     19,542      200.9  4.08     19,973      315.8    6.29
---------------------------------------------------------------------------------------
Total interest bearing deposits 51,949      440.8  3.37     49,124      604.4    4.89
---------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements           2,968       23.8  3.20      1,828       28.5    6.21
Other short-term borrowings      7,410       50.4  2.70      6,684       81.0    4.82
Long-term debt                   4,840       81.7  6.70      5,742      101.1    7.00
---------------------------------------------------------------------------------------
Total interest bearing
  liabilities                   67,167  $   596.7  3.52 %   63,378  $   815.0    5.12 %
---------------------------------------------------------------------------------------
Interest rate spread                               2.35 %                        2.17 %
---------------------------------------------------------------------------------------
Noninterest bearing deposits     5,398                       6,119
Other liabilities                6,501                       6,181
Shareholders' equity             7,398                       7,012
---------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $ 86,464                    $ 82,690
=======================================================================================
Net yield on average earning assets                2.85 %                        2.92 %
Net yield on average total assets                  2.59                          2.63
=======================================================================================

<F1>
*   Interest and rates are presented on a taxable equivalent basis.
** Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.




                                                                                  28.

                                                                        HSBC USA Inc.
--------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*
                                    Nine Months 2001            Nine Months 2000**
                                Balance   Interest  Rate    Balance   Interest  Rate
--------------------------------------------------------------------------------------
                                                   in millions
Assets
Interest bearing deposits
  with banks                   $  4,721  $   174.9  4.95 % $  4,512  $   232.9  6.90 %
Federal funds sold and
  securities purchased under
  resale agreements               3,282      113.1  4.61      3,484      169.9  6.51
Trading assets                    8,284      175.9  2.83      5,217       89.9  2.30
Securities                       20,193    1,036.9  6.87     22,395    1,207.0  7.20
Loans
  Domestic
    Commercial                   16,909      833.6  6.59     16,496      951.8  7.71
    Consumer
         Residential mortgages   16,898      937.5  7.40     14,180      786.3  7.39
         Other consumer           3,223      269.5 11.18      3,185      270.5 11.35
--------------------------------------------------------------------------------------
      Total domestic             37,030    2,040.6  7.37     33,861    2,008.6  7.92
  International                   4,244      227.2  7.16      4,777      264.4  7.39
--------------------------------------------------------------------------------------
      Total loans                41,274    2,267.8  7.35     38,638    2,273.0  7.86
--------------------------------------------------------------------------------------
Total earning assets             77,754  $ 3,768.6  6.48 %   74,246  $ 3,972.7  7.15 %
--------------------------------------------------------------------------------------
Allowance for credit losses        (543)                       (627)
Cash and due from banks           1,858                       1,828
Other assets                      6,665                       7,280
--------------------------------------------------------------------------------------
Total assets                   $ 85,734                    $ 82,727
======================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $    369  $     1.8  0.65 % $    771  $     6.7  1.16 %
Consumer savings deposits        12,863      193.5  2.01     12,513      232.5  2.48
Other consumer time deposits     11,381      404.6  4.75      8,327      315.1  5.05
Commercial, public savings
    and other time deposits       7,066      186.3  3.53      7,486      290.2  5.18
Deposits in foreign offices,
 primarily banks                 20,529      746.8  4.86     19,411      866.8  5.97
--------------------------------------------------------------------------------------
Total interest bearing deposits  52,208    1,533.0  3.93     48,508    1,711.3  4.71
--------------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements            2,500       74.3  3.96      1,947       84.3  5.78
Other short-term borrowings       7,139      208.8  3.91      6,879      245.5  4.77
Long-term debt                    4,913      256.9  6.99      5,853      317.3  7.24
--------------------------------------------------------------------------------------
Total interest bearing
  liabilities                    66,760  $ 2,073.0  4.15 %   63,187  $ 2,358.4  4.99 %
--------------------------------------------------------------------------------------
Interest rate spread                                2.33 %                      2.16 %
--------------------------------------------------------------------------------------
Noninterest bearing deposits      5,552                       6,225
Other liabilities                 6,064                       6,264
Shareholders' equity              7,358                       7,051
--------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 85,734                    $ 82,727
======================================================================================
Net yield on average earning assets                 2.92 %                      2.90 %
Net yield on average total assets                   2.64                        2.61
======================================================================================

<F1>
* Interest and rates are presented on a taxable equivalent basis.
** Restated to exclude investments in entities transferred to HSBC North America Inc.
during 2001 and 2000.


                                                         29.

Part II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibit
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02  Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Dividends.

(b) Reports on Form 8-K
    None



                                                         30.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HSBC USA Inc.
                                          (Registrant)


Date:  November 14, 2001             /s/ Gerald A. Ronning
                                        Gerald A.Ronning
                                   Executive Vice President &
                                           Controller
                                  (On behalf of Registrant and
                                  as Chief Accounting Officer)



                                                         31.


                                                   Exhibit 12.01



                          HSBC USA Inc.
       Computation of Ratio of Earnings to Fixed Charges
                  (in millions, except ratios)
-----------------------------------------------------------------
                                  Nine months ended September 30,
                                             2001           2000*
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                      $  202         $  434
Applicable income tax expense                 130            257
Less undistributed equity earnings              6              5
Fixed charges:
 Interest on:
  Borrowed funds                              283            330
  Long-term debt                              257            317
 One third of rents, net of income
  from subleases                               14             16
-----------------------------------------------------------------
Total fixed charges                           554            663
Earnings before taxes and cumulative
 effect of accounting change based on
 income and fixed charges                  $  880         $1,349
-----------------------------------------------------------------

Ratio of earnings to fixed charges           1.59           2.03
-----------------------------------------------------------------


Including interest on deposits

Total fixed charges (as above)             $  554         $  663
Add: Interest on deposits                   1,533          1,711
-----------------------------------------------------------------
Total fixed charges and interest
 on deposits                               $2,087         $2,374
-----------------------------------------------------------------

Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges (as above)    $  880         $1,349
Add: Interest on deposits                   1,533          1,711
-----------------------------------------------------------------

Total                                      $2,413         $3,060
-----------------------------------------------------------------
Ratio of earnings to fixed charges           1.16           1.29
-----------------------------------------------------------------

<F1>
*Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001 and 2000.


                                                         32.

                                                   Exhibit 12.02



                         HSBC USA Inc.
   Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Dividends
                  (in millions, except ratios)
-----------------------------------------------------------------
                                  Nine months ended September 30,
                                            2001            2000*
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                     $  202          $  434
Applicable income tax expense                130             257
Less undistributed equity earnings             6               5
Fixed charges:
 Interest on:
  Borrowed funds                             283             330
  Long-term debt                             257             317
 One third of rents, net of income
  from subleases                              14              16
-----------------------------------------------------------------
Total fixed charges                          554             663
Earnings before taxes and cumulative
 effect of accounting change based on
 income and fixed charges                 $  880          $1,349
-----------------------------------------------------------------

Total fixed charges                       $  554          $  663
Preferred dividends                           19              21
Ratio of pretax income to income
 before cumulative effect of
 accounting change                          1.64            1.59
-----------------------------------------------------------------
Total preferred stock dividend factor         31              33
Fixed charges, including preferred
 stock dividend factor                    $  585          $  696
-----------------------------------------------------------------

Ratio of earnings to combined fixed
 charges and preferred dividends            1.50            1.94
-----------------------------------------------------------------


Including interest on deposits

Total fixed charges, including
 preferred stock dividend factor
 (as above)                               $  585          $  696
Add: Interest on deposits                  1,533           1,711
-----------------------------------------------------------------
Fixed charges, including preferred
 stock dividend factor and interest
 on deposits                              $2,118          $2,407
-----------------------------------------------------------------

Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges
 (as above)                               $  880          $1,349
Add: Interest on deposits                  1,533           1,711
-----------------------------------------------------------------


Total                                     $2,413          $3,060
-----------------------------------------------------------------
Ratio of earnings to combined fixed
 charges and preferred dividends            1.14            1.27
-----------------------------------------------------------------

<F1>
*Restated to exclude investments in entities transferred to HSBC North America Inc. during 2001 and 2000.
