Form 10-K
period 2001-12-31
HSBC USA INC /MD/
filed 2002-03-15
CIK 83246

================================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                          Commission file number 1-7436

                                  HSBC USA Inc.
             (Exact name of registrant as specified in its charter)

                                452 Fifth Avenue
                            New York, New York 10018
                    (Address of principal executive offices)

                            Telephone: (212) 525-3735

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

                    Yes   X                     No
                        ----                      ----

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

                     This page is intentionally left blank.

T A B L E  O F  C O N T E N T S


                                                                        Page
Part I
----------------------------------------------------------------------------

 1.         Business                                                      4
 2.         Properties                                                    6
 3.         Legal Proceedings                                             6
 4.         Submission of Matters to a Vote of Security Holders           7

Part II
----------------------------------------------------------------------------

 5.         Market for the Registrant's Common Equity and
             Related Stockholder Matters                                  7
 6          Selected Financial Data                                       8
 7.         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12
 7A.        Quantitative and Qualitative Disclosures About
             Market Risk                                                 36
 8.         Financial Statements and Supplementary Data                  41
 9.         Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         93

Part III
----------------------------------------------------------------------------

10.         Directors and Executive Officers of the Registrant           93
11.         Executive Compensation                                       97
12.         Security Ownership of Certain Beneficial Owners
             and Management                                             100
13.         Certain Relationships and Related Transactions              100

Part IV
----------------------------------------------------------------------------

14.         Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                101

PART I


Item 1. Business
================================================================================

     Overview

HSBC USA Inc. (the Company) is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 2001, the Company had assets of $87.1 billion and employed approximately 14,100 full and part time employees.

All of the Company's common stock is owned by HSBC North America Inc. (HNAI), an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of HSBC Bank plc, The Hongkong and Shanghai Banking Corporation Limited (HongkongBank), and other financial services companies, is an international banking and financial services organization with major commercial and investment banking franchises operating in the Asia-Pacific region, Europe, the Americas, the Middle East and Africa. The principal executive offices of HSBC are located in London, England. HSBC, with assets of $696 billion at December 31, 2001, is one of the world's largest banking and financial services organizations.

The Company's principal subsidiary HSBC Bank USA (the Bank), had assets of $84.2 billion and deposits of $58.2 billion at December 31, 2001. The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank.

The Bank's domestic operations encompass the State of New York as well as two branches in Pennsylvania, eight branches in Florida and three branches in California. Selected commercial and consumer banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to individuals, including high-net-worth individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products. In addition to its domestic offices, the Bank maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Panama, Asia, Latin America and Australia.

     Acquisitions and Divestitures

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. (Swiss Bank), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank's Singapore and Hong Kong branches. The 5 percent interest represents the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

The transaction was another step in an internal reorganization of the HSBC Group's global private banking operations, which began late last year. The Swiss Bank, a Switzerland based banking affiliate, will manage much of the HSBC Group's worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

PART I


Item 1. Business  Continued
================================================================================

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

     Regulation, Supervision and Capital

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

The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act), effective March 11, 2000, provides expanded opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer a more complete line of financial products and services. Further competitive pressures are anticipated from industry consolidations in the wake of the passage of the GLB Act. The GLB Act also required banks, securities firms and insurance companies to adopt written privacy policies, designed to safeguard

PART  I


Item 1. Business  Continued
================================================================================

consumers' privacy, and to provide copies of those policies to their customers on or before July 1, 2001. The Company devoted significant resources in 2001 to this endeavor and successfully complied with the GLB Act in a timely manner.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by the Federal Reserve. The Federal Reserve is required by law to take specific prompt actions with respect to financial institutions that do not meet minimum capital standards. For banks, five capital categories have been identified, the highest of which is well-capitalized. A well-capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. For bank holding companies, regulators also have guidelines regarding the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average assets of 3%. The Company's and the Bank's ratios at December 31, 2001 exceeded all ratios required for the well-capitalized banks and strong bank holding companies.

     Competition

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

Item 2. Properties
================================================================================

The principal executive offices of the Company are located at 452 Fifth Avenue, New York, New York 10018, which is owned by the Bank. The principal executive offices of the Bank are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. The Bank has more than 400 other banking offices in New York State located in 49 counties, two branches in Pennsylvania, eight branches in Florida and three branches in California. Approximately 40% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. The Bank owns properties in: Buenos Aires, Argentina; Santiago, Chile; Panama City, Panama; Montevideo, Uruguay; Punta del Este, Uruguay and Mexico City, Mexico.

Item 3. Legal Proceedings
================================================================================

The information contained in Note 26 to the Financial Statements on page 81 of this report is incorporated herein by reference.

PART I


Item 4. Submission of Matters to a Vote of Security Holders
================================================================================

Reference is made to Item 5.


PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
================================================================================

Since all common stock of the Company is owned by HSBC North America Inc., shares of the Company's common stock are not listed or traded on a securities exchange.

Item 6. Selected Financial Data
================================================================================

Year Ended December 31,                                         2001        2000 (1)       1999 (1)           1998           1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       in millions
Net interest income                                       $  2,265.3      $  2,118.5     $  1,225.9     $  1,165.3     $  1,173.4
---------------------------------------------------------------------------------------------------------------------------------
Securities transactions                                        149.3            28.8           10.1           13.8           17.4
Interest on Brazilian tax settlement                              --              --           13.1           32.7             --
Other operating income                                         946.4           803.6          440.8          413.6          342.0
---------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                 1,095.7           832.4          464.0          460.1          359.4
---------------------------------------------------------------------------------------------------------------------------------
Princeton Note Matter                                          575.0              --             --             --             --
Other operating expenses                                     1,968.0         1,905.8          827.9          780.2          781.4
Provision for credit losses                                    238.4           137.6           90.0           80.0           87.4
---------------------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect
  of accounting change                                         579.6           907.5          772.0          765.2          664.0
Applicable income tax expense                                  226.0           338.5          308.3          238.1          193.0
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                                            353.6           569.0          463.7          527.1          471.0
---------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of SFAS 133, net of tax                        (0.5)             --             --             --             --
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $    353.1      $    569.0     $    463.7     $    527.1     $    471.0
=================================================================================================================================

Balances at year end
Total assets                                              $   87,114      $   83,035     $   87,246     $   33,944     $   31,518
Goodwill and other acquisition intangibles                     2,896           3,229          3,307            335            370
Long-term debt                                                 4,491           5,097          5,885          1,748          1,708
Common shareholder's equity                                    6,549           6,834          6,717          2,228          2,039
Total shareholders' equity                                     7,049           7,334          7,217          2,228          2,039
Ratio of shareholders' equity to total assets                   8.09%           8.83%          8.27%          6.56%          6.47%
---------------------------------------------------------------------------------------------------------------------------------

Selected financial data (2)
Rate of return on
  Total assets                                                  0.41%           0.69%          1.35%          1.60%          1.62%
  Total common shareholder's equity                             4.80            8.22          20.31          24.93          22.93
Total shareholders' equity to total assets                      8.50            8.56           6.67           6.44           7.14
---------------------------------------------------------------------------------------------------------------------------------

(1) Results of operations and balances for 2000 and 1999 were restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

(2)  Based on average daily balances.

HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31, 1999. The acquisition was accounted for as a purchase by the Company so that the fair value of the assets and liabilities of Republic are included in balances as of year end 1999. Accordingly, the results of operations of Republic are included with those of the Company for the periods subsequent to the acquisition.

Quarterly Results of Operations
================================================================================

                                                                                              2001
------------------------------------------------------------------------------------------------------------------------------
                                                                        4th Q           3rd Q            2nd Q           1st Q
------------------------------------------------------------------------------------------------------------------------------
                                                                                            in millions
Net interest income                                                  $  595.0        $  554.7         $  571.8        $  543.8
------------------------------------------------------------------------------------------------------------------------------
Securities transactions                                                   2.6            20.9             56.6            69.2
Other operating income                                                  256.7           254.9            211.6           223.2
------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                            259.3           275.8            268.2           292.4
------------------------------------------------------------------------------------------------------------------------------
Princeton Note Matter                                                      --           575.0               --              --
Other operating expenses                                                511.1           481.7            483.6           491.6
Provision for credit losses                                              95.4            47.5             48.0            47.5
------------------------------------------------------------------------------------------------------------------------------
Income (loss)  before taxes and cumulative effect
  of accounting change                                                  247.8          (273.7)           308.4           297.1
Applicable income tax expense (credit)                                   96.3          (106.5)           120.4           115.8
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
  accounting change                                                     151.5          (167.2)           188.0           181.3
------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of SFAS 133, net of tax                                   --              --               --            (0.5)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $  151.5        $ (167.2)        $  188.0        $  180.8
==============================================================================================================================

                                                                                              2000(1)
------------------------------------------------------------------------------------------------------------------------------
                                                                        4th Q           3rd Q            2nd Q           1st Q
------------------------------------------------------------------------------------------------------------------------------
                                                                                            in millions
Net interest income                                                  $  523.7        $  539.4         $  527.4        $  528.0
------------------------------------------------------------------------------------------------------------------------------
Securities transactions                                                  18.4             9.1              3.7            (2.4)
Other operating income                                                  194.0           202.5            193.8           213.3
------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                            212.4           211.6            197.5           210.9
------------------------------------------------------------------------------------------------------------------------------
Other operating expenses                                                488.2           472.4            473.6           471.6
Provision for credit losses                                              31.0            50.6             28.0            28.0
------------------------------------------------------------------------------------------------------------------------------
Income  before taxes                                                    216.9           228.0            223.3           239.3
Applicable income tax expense                                            81.6            84.4             83.1            89.4
------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  135.3        $  143.6         $  140.2        $  149.9
==============================================================================================================================

(1) The 2000 quarterly results of operations as reported in the respective Form 10-Q's were restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis. Average balances for 2000 were restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

                                                                                                        2001
                                                                                      ---------------------------------------
                                                                                      Balance          Interest          Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks                                                 $  4,467          $  207.2          4.64%
Federal funds sold and securities purchased under resale agreements                     3,588             137.9          3.84
Trading assets                                                                          8,429             217.1          2.58
Securities                                                                             20,281           1,320.2          6.51
Loans
 Domestic
  Commercial                                                                           16,997           1,060.2          6.24
  Consumer
     Residential mortgages                                                             17,123           1,247.5          7.29
     Other consumer                                                                     3,186             344.8         10.83
-----------------------------------------------------------------------------------------------------------------------------
     Total domestic                                                                    37,306           2,652.5          7.11
  International                                                                         4,135             286.1          6.92
-----------------------------------------------------------------------------------------------------------------------------
     Total loans                                                                       41,441           2,938.6          7.09
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                                                                   78,206          $4,821.0          6.16%
-----------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                                              (541)
Cash and due from banks                                                                 1,891
Other assets                                                                            6,720
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 86,276
=============================================================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                                                     $    367          $    2.3          0.61%
Consumer savings deposits                                                              13,158             243.3          1.85
Other consumer time deposits                                                           11,125             503.3          4.52
Commercial, public savings and other time deposits                                      6,921             222.9          3.22
Deposits in foreign offices                                                            20,264             885.1          4.37
-----------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                                                        51,835           1,856.9          3.58
-----------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under repurchase agreements                 2,553              78.2          3.06
Other short-term borrowings                                                             7,341             259.0          3.53
Long-term debt                                                                          4,835             328.1          6.79
-----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                                     66,564          $2,522.2          3.79%
-----------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                                                     2.37%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                                                            5,596
Other liabilities                                                                       6,782
Total shareholders' equity                                                              7,334
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $ 86,276
=============================================================================================================================
Net yield on average earning assets                                                                                      2.94%
-----------------------------------------------------------------------------------------------------------------------------
Net yield on average total assets                                                                                        2.66
=============================================================================================================================

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $55 million for 2001, $44 million for 2000 and $36 million for 1999.

                                                                  2000                                     1999
                                            -----------------------------------------------  ------------------------------------
                                                     Balance       Interest           Rate    Balance     Interest          Rate
                                            -------------------------------------------------------------------------------------
                                                                                   in millions
Assets
Interest bearing deposits with banks                $  4,425     $    308.7           6.98%  $  1,795    $    97.0          5.40%
Federal funds sold and securities
 purchased under resale agreements                     3,260          215.0           6.59      2,238        116.5          5.21
Trading assets                                         5,504          140.5           2.55        919         50.8          5.52
Securities                                            22,158        1,605.2           7.24      3,654        214.7          5.88
Loans
 Domestic
  Commercial                                          16,444        1,265.8           7.70      9,927        784.4          7.90
  Consumer
     Residential mortgages                            14,543        1,086.3           7.47      9,382        656.9          7.00
     Other consumer                                    3,189          366.2          11.48      2,432        286.4         11.78
--------------------------------------------------------------------------------------------------------------------------------
     Total domestic                                   34,176        2,718.3           7.95     21,741      1,727.7          7.95
  International                                        4,790          355.5           7.42      1,644        115.5          7.02
--------------------------------------------------------------------------------------------------------------------------------
     Total loans                                      38,966        3,073.8           7.89     23,385      1,843.2          7.88
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                  74,313     $  5,343.2           7.19%    31,991    $ 2,322.2          7.26%
--------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                             (606)                                    (379)
Cash and due from banks                                1,794                                    1,046
Other assets                                           7,287                                    1,572
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 82,788                                 $ 34,230
================================================================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                    $    676     $      8.0           1.18%  $    248    $     2.3          0.91%
Consumer savings deposits                             12,462          313.5           2.52      7,620        172.9          2.27
Other consumer time deposits                           9,048          467.0           5.16      6,808        308.4          4.53
Commercial, public savings and other
 time deposits                                         7,188          358.3           4.98      4,265        153.3          3.59
Deposits in foreign offices                           19,595        1,187.3           6.06      4,584        216.0          4.71
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                       48,969        2,334.1           4.77     23,525        852.9          3.63
--------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities
 sold under repurchase agreements                      2,082          123.8           5.95        951         45.2          4.75
Other short-term borrowings                            6,574          320.9           4.88      1,618         84.4          5.21
Long-term debt                                         5,771          420.3           7.28      1,867        111.7          5.98
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    63,396     $  3,199.1           5.05%    27,961    $ 1,094.2          3.91%
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                                  2.14%                                 3.35%
--------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                           6,063                                   3,111
Other liabilities                                      6,246                                     873
Total shareholders' equity                             7,083                                   2,285
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $ 82,788                                 $34,230
================================================================================================================================
Net yield on average earning assets                                                   2.89%                                 3.84%
--------------------------------------------------------------------------------------------------------------------------------
Net yield on average total assets                                                     2.59                                  3.59
================================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

The Company reported net income of $353.1 million for 2001 compared with $569.0 million in 2000. Return on average common shareholder's equity was 4.80% in 2001 and 8.22% in 2000. The decrease in net income for 2001 was driven by the $575.0 million charge taken by the Company related to the Princeton Note Matter. See
Note 26, Litigation, for additional information on the Princeton Note Matter.

During 2001, the Company achieved solid growth in income from banking operations. Net interest income was $2,265.3 million in 2001 compared with $2,118.5 million in 2000. The increase in net interest income for 2001 reflects the impact of a larger balance sheet and a wider interest margin. Other operating income was $1,095.7 million in 2001 compared with $832.4 million in 2000. This increase was driven by growth in wealth management, insurance and bankcard fees. Also, trading related revenues increased significantly, reflecting strategic decisions to strengthen trading capabilities, as well as favorable market conditions for treasury related trading. The results for 2001 benefited from $149.3 million in securities gains. Other operating expenses excluding the Princeton Note Matter were $1,968.0 million in 2001 compared with $1,905.8 million in 2000. The increase in other operating expenses reflects higher costs due to business expansion in trading and treasury, wealth management and e-commerce, and increased marketing expenses. The provision for credit losses for 2001 was $238.4 million compared with $137.6 million for 2000. This increase reflects the general weakness in the U.S. economy coupled with specific deterioration in markets and business sectors served by the Company.

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

A detailed review comparing 2001 operations with 2000 and 1999 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 44.

EARNINGS PERFORMANCE REVIEW

Net Interest Income
================================================================================

Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Increase(Decrease)                        Increase(Decrease)
                                             2001        Amount         %           2000         Amount            %           1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                              in millions
Interest income                        $  4,821.0     $  (522.2)     (9.8)    $  5,343.2     $  3,021.0        130.1     $  2,322.2
Interest expense                          2,522.2        (676.9)    (21.2)       3,199.1        2,104.9        192.4        1,094.2
------------------------------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis                 2,298.8         154.7       7.2        2,144.1          916.1         74.6        1,228.0
Less: taxable equivalent
 adjustment                                  33.5           7.9      30.8           25.6           23.5      1,102.6            2.1
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                    $  2,265.3     $   146.8       6.9     $  2,118.5     $    892.6         72.8     $  1,225.9
------------------------------------------------------------------------------------------------------------------------------------
Average earning assets                 $   78,206     $   3,893       5.2     $   74,313     $   42,322        132.3     $   31,991
Average nonearning assets                   8,070          (405)     (4.8)         8,475          6,236        278.5          2,239
------------------------------------------------------------------------------------------------------------------------------------
Average total assets                   $   86,276     $   3,488       4.2     $   82,788     $   48,558        141.9     $   34,230
------------------------------------------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets                      2.94%          .05%      1.7           2.89%          (.95)%      (24.7)          3.84%
 Average total assets                        2.66           .07       2.7           2.59          (1.00)       (27.9)          3.59
====================================================================================================================================


     2001 Compared to 2000

Net interest income was $2,265.3 million in 2001 compared with $2,118.5 million in 2000. The 6.9% increase in net interest income for 2001 reflects the impact of a larger balance sheet and a wider interest margin.

Average residential mortgages grew $2.6 billion for 2001 as the mortgage banking division experienced record levels of production driven by a low rate environment. Average investment securities decreased $1.9 billion for 2001 as the Company sold securities, including mortgage backed securities, to adjust to interest rate changes and to reconfigure exposure to residential mortgages. Balance sheet growth for 2001 was funded largely by increased levels of consumer savings and time deposits.

The Federal Reserve lowered short-term interest rates eleven times during 2001. For the year 2001, the average annual prime rate decreased 2.3% and the average three month LIBOR rate decreased by 2.8%. The declining interest rate environment in 2001 led to lower gross yields earned and lower gross rates paid on liabilities. In addition to the benefit of an increased level of lower cost personal and commercial deposits, short-term rate cuts led to wider interest margins in certain commercial businesses, the residential mortgage business and treasury.

     2000 Compared to 1999

The Republic acquisition was the principal factor contributing to the increase in net interest income and average assets in 2000 as compared to 1999. The decrease in net yield in 2000 from 1999 was primarily due to a higher concentration of lower yielding treasury assets and higher costing foreign deposits as a result of the Republic acquisition. The favorable volume variance for residential mortgages also reflected loan growth achieved for

2000. The overall rate environment for 2000 was higher than 1999, with an approximate 1.2% increase in average prime rate and a 1.1% increase in the average three month LIBOR rate year to year. The unfavorable rate variances for trading assets, domestic commercial loans and credit card receivables for 2000 compared to 1999 reflected the impact of lower yielding Republic assets. The rate variance for short-term borrowings for 2000 compared to 1999 similarly reflected the impact of lower rate Republic liabilities.

     Forward Outlook

In 2002, the Company will pursue modest growth in high quality commercial loans, residential mortgages and core personal and commercial deposits, despite a continuing weak economy. The steeper yield curve which benefited the Company in the later part of 2001 is expected to continue into the early part of 2002. As the anticipated economic recovery emerges, the yield curve should be less steep and interest margins will tighten.

The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".

Net Interest Income Components Including Volume/Rate Analysis
================================================================================
                                                            2001 Compared to 2000                2000 Compared to 1999
                                                               Increase(Decrease)                    Increase(Decrease)
                                                 2001     Volume        Rate          2000       Volume        Rate          1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                in millions
Interest income:
Interest bearing deposits
 with banks                                $    207.2   $    2.9    $ (104.4)   $    308.7   $    176.6    $   35.1    $     97.0
Federal funds sold and
 securities purchased under
 resale agreements                              137.9       19.9       (97.0)        215.0         62.1        36.4         116.5
Trading assets                                  217.1       75.4         1.2         140.5        130.3       (40.6)         50.8
Securities                                    1,320.2     (129.7)     (155.3)      1,605.2      1,329.4        61.1         214.7
Loans
  Domestic
     Commercial                               1,060.2       41.4      (247.0)      1,265.8        502.2       (20.8)        784.4
     Consumer
        Residential mortgages                 1,247.5      188.6       (27.4)      1,086.3        382.8        46.6         656.9
        Credit card receivables                 162.5      (11.8)       (5.8)        180.1         (1.3)       (5.5)        186.9
        Other consumer                          182.3        7.5       (11.3)        186.1         72.4        14.2          99.5
  International                                 286.1      (46.4)      (23.0)        355.5        233.1         6.9         115.5
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                         4,821.0      147.8      (670.0)      5,343.2      2,887.6       133.4       2,322.2
----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest bearing demand deposits                  2.3       (2.8)       (2.9)          8.0          4.9          .8           2.3
Consumer savings and
 other time deposits                            746.6       93.5      (127.4)        780.5        253.8        45.4         481.3
Commercial and public savings
 and other time deposits                        222.9      (12.9)     (122.5)        358.3        131.1        73.9         153.3
Deposits in foreign offices                     885.1       39.4      (341.6)      1,187.3        893.4        77.9         216.0
Short-term borrowings                           337.2       57.2      (164.7)        444.7        312.6         2.5         129.6
Long-term debt                                  328.1      (64.9)      (27.3)        420.3        279.5        29.1         111.7
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                        2,522.2      109.5      (786.4)      3,199.1      1,875.3       229.6       1,094.2
----------------------------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis                  $  2,298.8   $   38.3    $  116.4    $  2,144.1   $  1,012.3    $  (96.2)   $  1,228.0
==================================================================================================================================

The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Other Operating Income
================================================================================

Other operating income was $1,095.7 million in 2001 compared with $832.4 million in 2000 and $464.0 million in 1999.

------------------------------------------------------------------------------------------------------------------------------
                                                         Increase(Decrease)                     Increase(Decrease)
                                              2001       Amount           %         2000      Amount             %        1999
------------------------------------------------------------------------------------------------------------------------------
                                                                               in millions
Trust income                            $     87.6     $    2.7         3.2     $   84.9    $   32.7          62.6    $   52.2
Service charges                              189.0         16.7         9.7        172.3        43.7          33.9       128.6
Mortgage banking revenue                      79.4         46.9       144.3         32.5         2.0           6.7        30.5
Letter of credit fees                         61.0          7.5        13.9         53.5        21.0          64.6        32.5
Credit card fees                              64.1          8.1        14.5         56.0         9.4          20.4        46.6
Other fee-based income                       136.6          4.8         3.7        131.8        75.7         134.8        56.1
Investment product fees                       67.8          8.8        14.8         59.0        26.6          82.1        32.4
Interest on Brazilian
 tax settlement                                 --           --          --           --       (13.1)           --        13.1
Other income                                  62.0        (11.4)      (15.5)        73.4        21.5          41.5        51.9
------------------------------------------------------------------------------------------------------------------------------
Nontrading income                            747.5         84.1        12.7        663.4       219.5          49.5       443.9
------------------------------------------------------------------------------------------------------------------------------
Trading revenues
  Treasury business and other                266.0        125.8        89.7        140.2       130.2       1,300.0        10.0
  Residential mortgage related               (67.1)       (67.1)         --           --          --            --          --
------------------------------------------------------------------------------------------------------------------------------
Total trading revenues                       198.9         58.7        41.9        140.2       130.2       1,300.0        10.0
------------------------------------------------------------------------------------------------------------------------------
Securities transactions                      149.3        120.5       417.6         28.8        18.7         185.6        10.1
------------------------------------------------------------------------------------------------------------------------------
Total other operating income            $  1,095.7     $  263.3        31.6     $  832.4    $  368.4          79.4    $  464.0
==============================================================================================================================

     Nontrading Income
================================================================================

     2001 Compared to 2000

Nontrading income was $747.5 million in 2001 compared with $663.4 million in 2000. Wealth management, insurance and bankcard fees all grew during 2001 as former Republic customers were introduced to new products. Despite a turbulent equity and fixed income market, brokerage revenues were up $16.3 million or over 25% year to year due in part to higher levels of annuities sales. Insurance revenues increased $10.1 million or 44% compared to 2000 as sales of life, property and casualty, and disability insurance through the branch network were strong. Within the commercial segment, harmonization of HSBC and the former Republic product lines led to increases in deposit, cash management and loan related fees. Mortgage banking revenue increased significantly due to higher levels of gains on sales of mortgages resulting from a mortgage refinancing wave and the adoption of SFAS 133 on January 1, 2001 which required interest rate locks and forward sales commitments, previously part of mortgage banking revenue, to be marked to market through trading revenue. The total dollar amount of residential mortgages originated for sale was over three times greater than last year. Offsetting the increase in mortgage banking revenue were losses in residential mortgage related trading revenue. See trading revenue discussion in the following section.

     2000 Compared to 1999

The Republic acquisition was the principal factor contributing to the increase in nontrading income in 2000 compared to 1999. In addition, increases in trust income, investment product fees and insurance income reflect growth achieved in our domestic wealth management business. Mortgage banking revenue for 2000 increased only slightly as a result of lower gains on sale of mortgages due to the higher interest rate environment and competitive pricing pressures. The Company received interest of $13.1 million in 1999 as a result of the settlement of previously disallowed income tax credits on Brazilian debt. Other income in 1999 included a gain on the sale of a student loan business of $15.0 million.

     Forward Outlook

In 2002, the Company will focus on growth in brokerage, insurance, trust, asset management and trade service related fees. The Company will utilize its strong retail distribution network, its improving brand visibility in the United States as well as its HSBC Group linkage to pursue revenue growth despite a weak economy. The Company continues to face strong competitive challenges from other banks and financial service providers to maintain and grow market share in key customer segments.

     Trading Revenues
================================================================================
Trading revenues are generated by the Company's participation in the foreign exchange and precious metal markets, from trading derivative contracts, including interest rate swaps and options, from trading securities, and as a result of certain residential mortgage banking activities classified as trading revenue due to the adoption of SFAS 133 effective January 1, 2001. The following table presents trading revenues by business. The data in the table includes net interest income earned/(paid) on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

----------------------------------------------------------------------------------------------------------------------
                                                                            2001               2000              1999
----------------------------------------------------------------------------------------------------------------------
                                                                                         in millions
Trading revenues - treasury business and other                            $266.0             $140.2             $10.0
Net interest income                                                         38.6               52.1               4.6
----------------------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other                    $304.6             $192.3             $14.6
======================================================================================================================

Business:
  Derivatives and treasury                                                $120.2             $ 44.9             $10.0
  Foreign exchange                                                          93.1               74.4               4.6
  Precious metals                                                           52.6               49.1                --
  Other trading                                                             38.7               23.9                --
----------------------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other                    $304.6             $192.3             $14.6
======================================================================================================================

Trading revenues - residential mortgage business related                  $(67.1)            $   --             $  --
======================================================================================================================


     Treasury Business and Other: 2001 Compared to 2000

Trading related revenues for 2001 increased 58% compared with the prior year. Foreign exchange trading revenue increased $18.7 million or 25% as the Company made a strategic decision to strengthen its capabilities in foreign exchange in the U.S. market. The increase in foreign exchange trading income is a direct result of that decision as trading volumes with clients and proprietary trading revenue increased markedly over the prior year. Trading revenue in the Company's banknote business, included in foreign exchange business results, also increased in 2001. The Company also decided to expand its derivative capabilities in 2001. The increased derivatives related trading revenues reflects increased client activity and expanded product offerings. The Company was able to take advantage of falling U.S. interest rates and price volatility to more than double its domestic treasury business related trading revenue in 2001. Precious metals trading revenue increased 7% in 2001 as the Company capitalized on interest rate movements in those markets as well as profiting from precious metals option trading.

     Treasury Business and Other: 2000 Compared to 1999

The Republic acquisition was the principal factor contributing to the increase for 2000 as compared to 1999. Overall market conditions for 2000 were stable. During the second half of 2000, the flatter yield curve reduced opportunities in some markets.

     Treasury Business and Other: Forward Outlook

The Company expects to build on its expanded capabilities in foreign exchange and interest rate derivatives to grow dealing related revenues during 2002. However, these revenues will be under pressure from low economic growth on a global basis. Downward pressure on U.S. interest rates is anticipated until signs of economic recovery emerge, at which time the yield curve is expected to be less steep. Net interest margins in treasury will decline reflecting higher-margin securities sold in 2001 and the flatter yield curve as the economy begins to improve.

     Residential Mortgage Business Related

In conjunction with the adoption of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001, certain derivative financial instruments including interest rate lock commitments granted to customers, forward sales commitments associated with originated mortgage loans held for sale, and instruments used to protect against the decline in economic value of mortgage servicing rights, are recorded as trading positions. The mark to market of these instruments recognized during 2001 was a loss of $39.7 million relating to mortgage servicing rights and a loss of $27.4 million relating to mortgage loans held for sale. In prior periods, the value of the interest rate lock commitments and forward sale commitments were considered in the determination of the lower of cost or market for loans held for sale and the ultimate gain or loss on sale of mortgages. The economic hedges on mortgage servicing rights were considered in assessing whether or not impairment needed to be recognized. Both were reported as a component of mortgage banking revenue.

     Securities Transactions
================================================================================

Gains for 2001 resulted from the sale of investments classified as available for sale and from the redemption of certain held to maturity securities. Securities transactions during 2001 resulted in net gains of $149.3 million compared with net gains of $28.8 million in 2000. Gains for 2001 were primarily realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The gains for 2001 included a first quarter one-time gain of $19.3 million on the sale of shares in Canary Wharf, a retail/office development investment project in London, England. Gains for 2001 also included $11.2 million on the sale of investment securities acquired to help protect against the decline in economic value of mortgage servicing rights. During the fourth quarter of 2001, the Company recognized losses of $38.2 million as it significantly reduced its holdings of Brazilian securities.

Other Operating Expenses

===========================================================================================================================
                                                        Increase(Decrease)                     Increase(Decrease)
                                              2001        Amount         %        2000        Amount            %      1999
---------------------------------------------------------------------------------------------------------------------------
                                                                            in millions
Salaries and employee benefits           $ 1,000.4     $    25.0       2.6   $   975.4     $   554.1        131.5   $ 421.3
Net occupancy                                155.5         (11.7)     (7.0)      167.2          78.2         88.0      89.0
Equipment and software                       129.4          14.4      12.5       115.0          61.3        114.3      53.7
Goodwill amortization                        176.5            .3        .2       176.2         142.9        428.6      33.3
Marketing                                     39.9           5.6      16.3        34.3           9.9         40.9      24.4
Outside services                             114.9           9.6       9.1       105.3          56.2        114.6      49.1
Professional fees                             41.2           2.9       7.6        38.3          16.2         73.2      22.1
Telecommunications                            41.7           6.5      18.5        35.2          18.0        104.8      17.2
Postage, printing and office
 supplies                                     32.9           (.6)     (1.9)       33.5          12.3         57.9      21.2
Princeton Note Matter                        575.0         575.0        --          --            --           --        --
Other                                        235.6          10.2       4.5       225.4         128.8        133.3      96.6
---------------------------------------------------------------------------------------------------------------------------
Total other operating expenses           $ 2,543.0     $   637.2      33.4   $ 1,905.8     $ 1,077.9        130.2   $ 827.9
---------------------------------------------------------------------------------------------------------------------------
Personnel - average number                  14,441            26        .2      14,415         5,509         61.9     8,906
===========================================================================================================================


     2001 Compared to 2000

Other operating expenses were $2,543.0 million in 2001 compared with $1,905.8 million in 2000. The increase in other operating expenses reflects a $575.0 million third quarter charge taken by the Company to reflect the resolution of the Princeton Note Matter as well as higher costs due to business expansion in trading and treasury, wealth management and e-commerce, and increased marketing expenses. See Note 26, Litigation, for additional information on the Princeton Note Matter. Incentive compensation tied to performance also increased primarily in the investment, banking and markets business. Average staffing levels (full time equivalents) were 14,441 in 2001 compared with 14,415 in 2000. Republic integration related costs for 2001 were $12.1 million. The integration costs do not include the higher level of equipment and software depreciation incurred during 2001 on infrastructure investments made during 2000 related to the Republic acquisition. Caused by the weaker U.S. economy as well as the response to the events of September 11, airlines have posted large losses, and the Company made the decision to recognize a charge of $12.0 million for an off-balance sheet airline exposure, included in other expenses above.

     2000 Compared to 1999

The increase in other operating expenses for 2000 over 1999 was due primarily to the Republic acquisition. Included in total other operating expenses for 2000 was $85.0 million of integration costs related to the Republic acquisition. See
Note 2, Acquisitions for further discussion. Additional expenses were also incurred in 2000 to support growth in our domestic wealth management business, as well as information technology related initiatives including a comprehensive internet banking product for personal banking customers.

     Forward Outlook

The Company is positioning itself to operate in a continuing weak economy. Improving efficiencies and maintaining strict cost disciplines will be a priority for 2002. Limited infrastructure and personnel related expansion are anticipated to support continued growth in wealth management and selected trading related businesses.

Provision for Credit Losses
================================================================================

The provision for credit losses is recorded to adjust the allowance for credit losses to the level that management deems adequate to absorb losses inherent in the loan and lease portfolio. Such provisions in 2001 were $238.4 million, compared with $137.6 million in 2000, representing an increase of $100.8 million. This increase reflects the general weakness in the U.S. economy coupled with specific deterioration in markets and business sectors served by the Company including large corporate and middle market commercial business, international sites, as well as the continued concerns over the consumer sector.

The Company experienced a decline in the overall quality of both its commercial and consumer loan portfolios during the year although it is not directly evident by analysis of the key credit statistics. In fact, total nonaccruing loans decreased by $6.4 million to $416.8 million at December 31, 2001 from $423.2 million at December 31, 2000. This decrease however reflects the Company's decision to liquidate certain problem credits which resulted in the sale of $84.9 million of nonaccruing commercial loans during the year. Consumer loan nonaccruals increased by $13.7 million to $118.1 million at December 31, 2001 from $104.4 million a year earlier, primarily attributable to weaknesses in the residential mortgage sector. Overall key coverage statistics have remained strong as the allowance for credit losses at December 31, 2001 represented 1.24% of total loans as compared with 1.30% at December 31, 2000 and 121.5% of total nonaccruing loans at December 31, 2001, compared with 124.1% at December 31, 2000.

Although total charge offs net of recoveries were $1.0 million less during 2001 compared to 2000, gross charge offs during the same period increased by $7.5 million. This reflects the decision to charge off certain large domestic problem credits including specific exposure to the energy sector, as well as exposures in certain international sites, primarily Panama and Argentina.

Criticized assets are loans that the Company has credit-graded either "special mention", "substandard" or "doubtful". A key indicator of deterioration in credit quality, criticized assets increased by $158.5 million during the year.

The Company anticipates that the impact of recent world events and the overall weakness in the domestic and world economies will continue to have a significant long-term effect on general economic conditions, governmental and corporate spending priorities, consumer confidence and the general business climate. Credit quality in all portfolios is a concern and the Company has and will continue to take decisive action to quickly identify and address problem situations.

Although the deterioration in the credit portfolios that manifested itself during the year would be considered modest, a thorough review of the adequacy of the allowance for credit losses, with consideration given to specific credits and more general facts and circumstances, was performed during the year. The provision for credit losses recognized during 2001 was the amount, based upon the results of this review and in the judgment of management, deemed necessary to provide for losses inherent in the portfolio.

In 2000, the provision for credit losses was $137.6 million compared with $90.0 million in 1999. Net charge offs in the credit card portfolio were $60.2 million and $74.9 million in 2000 and 1999, respectively. Commercial loan net charge offs were $166.3 million in 2000 compared with $8.7 million in 1999. Although the overall credit quality of the portfolio remained sound, there was some deterioration in the quality of highly leverage credits in 2000. These constituted a small portion of total loans.

An analysis of the allowance for credit losses and the provision for credit losses begins on page 33.

Income Taxes
================================================================================

The Company recognized income tax expense of $226.0 million and $338.5 million in 2001 and 2000, respectively. The reduction in income tax expense for 2001 is principally due to the decrease in pretax income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. At December 31, 2001, the Company had a net deferred tax asset of $328.1 million, as compared with a net deferred tax asset of $92.4 million at December 31, 2000. The increase in the net deferred tax asset for 2001 is primarily due to the Princeton Note Matter.

Business Segments
================================================================================

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered its business segments that it uses in 2001. Prior year disclosures have been conformed to the presentation of current segments. The Company has four distinct segments that it uses for management reporting: commercial banking; corporate, investment banking and markets; personal financial services; and private banking. A description of each segment and the methodologies used to measure financial performance are included in Note 24, Business Segments, to the financial statements. The following summarizes the results for each segment.

                                                      Corporate,
                                                      Investment      Personal
                                        Commercial   Banking and     Financial        Private
                                           Banking       Markets      Services        Banking        Other          Total
-------------------------------------------------------------------------------------------------------------------------
                                                                          in millions
2001
Net interest income (1)                    $   646       $   426       $ 1,099       $     94        $  --        $ 2,265
Other operating income                         191           455           393             57           --          1,096
-------------------------------------------------------------------------------------------------------------------------
 Total income                                  837           881         1,492            151           --          3,361
Operating expenses (2)                         452           349           871            120          575          2,367
-------------------------------------------------------------------------------------------------------------------------
  Working contribution                         385           532           621             31         (575)           994
Provision for credit losses (3)                 90            80            62              6           --            238
-------------------------------------------------------------------------------------------------------------------------
 CMBT*                                         295           452           559             25         (575)           756
-------------------------------------------------------------------------------------------------------------------------
Average assets                              17,562        41,485        23,944          3,285           --         86,276
Average liabilities/equity (4)              13,124        30,010        31,703         11,295          144         86,276
-------------------------------------------------------------------------------------------------------------------------

2000
Net interest income (1)                    $   598       $   447       $   971       $    103        $  --        $ 2,119
Other operating income                         151           235           376             70           --            832
-------------------------------------------------------------------------------------------------------------------------
 Total income                                  749           682         1,347            173           --          2,951
Operating expenses (2)                         415           311           882            121           --          1,729
-------------------------------------------------------------------------------------------------------------------------
  Working contribution                         334           371           465             52           --          1,222
Provision for credit losses (3)                 68            34            37             (1)          --            138
-------------------------------------------------------------------------------------------------------------------------
 CMBT*                                         266           337           428             53           --          1,084

Average assets                              16,147        41,911        21,325          3,405           --         82,788
Average liabilities/equity (4)              12,249        28,441        31,234         10,864           --         82,788
-------------------------------------------------------------------------------------------------------------------------

1999
Net interest income (1)                    $   369       $   165       $   692       $     --        $  --        $ 1,226
Other operating income                         104            77           283             --           --            464
-------------------------------------------------------------------------------------------------------------------------
 Total income                                  473           242           975             --           --          1,690
Operating expenses (2)                         183            73           539             --           --            795
-------------------------------------------------------------------------------------------------------------------------
  Working contribution                         290           169           436             --           --            895
Provision for credit losses (3)                 21            12            57             --           --             90
-------------------------------------------------------------------------------------------------------------------------
 CMBT*                                         269           157           379             --           --            805
-------------------------------------------------------------------------------------------------------------------------
Average assets                               9,141         9,692        15,397             --           --         34,230
Average liabilities/equity (4)               6,983         8,846        18,401             --           --         34,230
-------------------------------------------------------------------------------------------------------------------------

*Contribution margin before tax represents pretax income (loss) excluding goodwill amortization.

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2) Expenses for the segments include fully apportioned corporate overhead expenses.

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

     Commercial Banking

This segment contributed $295 million to CMBT in 2001. Growth in CMBT over 2000 was $29 million or 11%. The increase in net interest income for 2001 reflects growth achieved in commercial deposits and real estate lending, an improved margin in real estate lending and the impact of the Panama branch acquisitions. Increased fees for commercial loans and deposit servicing/cash management were the principal factors behind the growth in other operating income. The expense increase for 2001 was principally due to the full year impact of the Panama branch acquisitions. Higher provisions for credit losses reflect the weaker economic conditions during 2001, with losses concentrated in receivable and inventory lending portfolios.

     Corporate, Investment Banking and Markets

This segment contributed $452 million to CMBT in 2001. Growth in CMBT over 2000 was $115 million or 34%. The increase in CMBT was driven by higher levels of other operating income. Higher levels of trading revenues were earned as the Company expanded its capabilities in foreign exchange, derivatives and other trading. The Company was also able to take advantage of falling U.S. interest rates as well as price volatility to significantly increase treasury related trading revenue. Other operating income was up significantly year to year due to gains realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. These security sales contributed to the lower level of net interest income earned for 2001 in this business segment. The increase in operating expenses reflects the higher costs associated with the previously noted business expansions in traded markets as well as increases in incentive compensation tied to performance. The higher provision for credit losses reflects losses related to a single large corporate in the energy sector.

     Personal Financial Services

This segment contributed $559 million to CMBT in 2001. Growth in CMBT over 2000 was $131 million or 31%. The increase in net interest income for 2001 reflects the impact of a larger balance sheet and a wider interest margin. Average residential mortgages grew $2.6 billion for 2001, as the mortgage banking division experienced record levels of production driven by a low rate environment. Wider interest margins earned on residential mortgages and customer deposits also contributed to increased net interest income. The growth in other operating income reflects growth in wealth management fees, deposit service charges and insurance. In conjunction with the adoption of SFAS 133 on January 1, 2001, mark to market losses were recognized in other operating income in the residential mortgage business. Mark to market losses of $39.7 million related to mortgage servicing rights and $27.4 million related to mortgage loans held for sale were recorded in 2001. The increased provision for credit losses reflects a weaker economy and higher delinquency rates on consumer loans.

     Private Banking

This segment contributed $25 million to CMBT in 2001. CMBT decreased $28 million or 53% compared to 2000. The lower level of other operating income was driven by losses on sale of securities, as the Company significantly reduced its holdings of Brazilian securities. The migration of international private banking business in Asia to other HSBC Group members also contributed to lower revenues. Higher operating expenses required to build the business were offset by lower costs associated with above noted migration of Asian business.

     Other

This segment for 2001 includes the expenses associated with the Princeton Note settlement.

BALANCE SHEET REVIEW

Risk Management
================================================================================

The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole. It is responsible for the review of all risks associated with significant new products and activities and their primary internal controls prior to implementation. The spectrum of risks includes, but is not limited to, liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Management Committee manages the details of liquidity and interest rate risk. The management of credit risk is further discussed on page 29.

Asset/Liability Management
================================================================================

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

The Company has a variety of available techniques for implementing asset/ liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Management Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined balance sheet position limits.

The Company employs a combination of market rate risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis, gap analysis and Value at Risk (VaR) to assess the sensitivity of its earnings and capital positions to changes in interest rates. In addition, VaR, stress testing and other analyses are used for trading activities. In dynamic simulation modeling, the primary technique currently used, reactions to a range of possible future positive and negative interest rate movements are projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. The optionality of some instruments such as mortgage backed securities and the mortgage loan portfolio is taken into consideration. VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically 10 days) and given a certain confidence level (99%). Management of market risk is further discussed on page 36.

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

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended by SFAS 137 and SFAS 138. As further described in the Summary of Significant Accounting Policies beginning on page 49, SFAS 133 requires that all derivative financial instruments be recognized at fair value on the balance sheet. To the extent these derivatives qualify for special hedge accounting under SFAS 133, changes in their value may be offset by the corresponding mark to market of hedged assets, liabilities, firm commitments or for forecasted transactions, deferred as a component of shareholder's equity until the transaction occurs. The ineffective portion of the change in value of a derivative in a qualifying hedge relationship and derivative contracts that do not qualify for hedge accounting under SFAS 133 are recognized currently in earnings. Although the adoption of SFAS 133 resulted in the liquidation of certain derivative contracts previously identified as qualifying hedges and the mark to market as trading positions of many others, the Company pursues several SFAS 133 qualifying hedge strategies.

Specifically, within the context of its overall balance sheet risk management strategy, interest rate swap and futures contracts are utilized to protect against changes in fair values and cash flows associated with certain balance sheet assets, liabilities, forecasted transactions and firm commitments in order to maintain net interest margin within a range that management considers acceptable. Additionally, forward contracts are utilized to hedge the foreign currency risk associated with available for sale debt securities. To achieve this objective, the Company has identified and currently pursues several qualifying SFAS 133 hedge strategies.

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

Increased earnings volatility will result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the qualifying hedge requirements of SFAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.

Liquidity Management
================================================================================

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. The Asset Liability Management Committee is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, the Asset Liability Management Committee projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee must monitor deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. They must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions which can be taken both initially and in the event of a liquidity crisis to minimize the long-term impact on the Company's business and customer relationships.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. As of December 31, 2001, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings:

                        Short-Term Debt                Long-Term Debt
                        ---------------                --------------
                   Moody's     S&P     Fitch      Moody's    S&P     Fitch
                   -------     ---     -----      -------    ---     -----
HSBC USA Inc.        P-1       A-1      F1+         A1       A+       AA-
HSBC Bank USA        P-1       A-1+     F1+         Aa3      AA-      AA-

The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it may issue up to $1.1 billion in debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company maintains an unused $500 million bank line of credit with HSBC, and as member of the New York Federal Home Loan Bank, a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a material source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $20 billion, approximately $2 billion of which is scheduled to mature during 2002, a liquid trading portfolio of approximately $9 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets supplement liquidity derived from liabilities, only in a crisis scenario.

It is the policy of the Bank to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary.

With over $15 billion of available wholesale short-term funding at its disposal, the Company has ample liquidity to handle almost any crisis scenario. For example, in the event that the Company had no ability to access the wholesale liability markets and additional funding of commercial credit lines and letters of credit totaling up to $5 billion were to occur, there would still be more than $5 billion of surplus cash to meet any additional withdrawals or funding requirements.

Contractual Obligations and Commercial Commitments
================================================================================

As disclosed in the notes to the consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. The following table provides information related to contractual obligations.

------------------------------------------------------------------------------------------------------------------
                                                      One          Over One             Over
                                                     Year           Through              Five
December 31, 2001                                 or Less        Five Years             Years              Total
------------------------------------------------------------------------------------------------------------------
                                                                           in millions
Subordinated long-term debt and
 perpetual capital notes                          $   646            $  300            $1,753            $ 2,699
Guaranteed mandatorily redeemable
 securities                                            --                --               750                750
Other long-term debt, including
 capital lease obligations                            191               240               602              1,033
Minimum future rental commitments
 on operating leases                                   62               188                97                347
------------------------------------------------------------------------------------------------------------------
Total                                             $   899            $  728            $3,202            $ 4,829
==================================================================================================================

The following table provides information related to commercial commitments.
------------------------------------------------------------------------------------------------------------------
                                                     One           Over One              Over
                                                     Year           Through              Five
December 31, 2001                                 or Less        Five Years             Years              Total
------------------------------------------------------------------------------------------------------------------
                                                                           in millions
Standby letters of credit,
 other letters of credit and
 financial guarantees                             $ 4,452            $  991            $  140            $ 5,583
Commitments to extend credit                       19,897             7,766               981             28,644
Commitments to deliver mortgage-
 backed securities                                  2,122                --                --              2,122
------------------------------------------------------------------------------------------------------------------
Total                                             $26,471            $8,757            $1,121            $36,349
==================================================================================================================

Interest Rate Sensitivity
================================================================================

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

To help manage the risks associated with changes in interest rates, and to optimize net interest income within ranges of interest rate risk that management considers acceptable, the Company uses derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments.

The following table shows the repricing structure of assets and liabilities as of December 31, 2001. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.

-----------------------------------------------------------------------------------------------------------------------
                                                                     Interest Bearing Funds
                                     Noninterest       ------------------------------------------------
                                         Bearing         0-90        91-180        181-365         Over 1
December 31, 2001                          Funds         Days          Days           Days           Year         Total
-----------------------------------------------------------------------------------------------------------------------
                                                                           in millions
Assets                                  $  9,399     $ 39,366       $ 2,582       $  5,197       $ 30,570       $87,114
Liabilities and shareholders'
 equity                                   18,974       42,609         3,918          5,010         16,603        87,114
-----------------------------------------------------------------------------------------------------------------------
                                          (9,575)      (3,243)       (1,336)           187         13,967            --
Effect of derivative contracts                --        3,809           100         (3,060)          (849)           --
-----------------------------------------------------------------------------------------------------------------------
Gap position                            $ (9,575)    $    566       $(1,236)      $ (2,873)      $ 13,118       $    --
=======================================================================================================================


Liabilities and shareholders' equity at year-end 2001 include time deposits of $100,000 or more with maturity dates as follows: $2,987.8 million, 0-90 days; $545.1 million, 91-180 days; $412.6 million, 181-365 days, and $210.4 million over 1 year.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 36 through 38 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.

Commercial Loan Maturities and Sensitivity to Changes in Interest Rates
================================================================================

The following table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year end 2001.

-------------------------------------------------------------------------------------------------------
                                                         One             Over One                 Over
                                                        Year              Through                 Five
December 31, 2001                                    or Less           Five Years                Years
-------------------------------------------------------------------------------------------------------
                                                                       in millions
Domestic:
  Construction and mortgage loans                    $ 1,169               $2,832               $1,953
  Other business and financial                         7,025                3,452                   87
International                                          2,448                  821                  267
-------------------------------------------------------------------------------------------------------
Total                                                $10,642               $7,105               $2,307
=======================================================================================================

Loans with fixed interest rates                      $ 4,028               $2,759               $2,013
Loans having variable interest rates                   6,614                4,346                  294
-------------------------------------------------------------------------------------------------------
Total                                                $10,642               $7,105               $2,307
=======================================================================================================

Securities Portfolios
================================================================================

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

The following table is an analysis of the carrying values of the securities portfolios at the end of each of the last three years.

----------------------------------------------------------------------------------------------------------------------
                                                   Available for Sale                           Held to Maturity
                                                   ------------------                           ----------------
December 31,                              2001           2000           1999          2001          2000          1999
----------------------------------------------------------------------------------------------------------------------
                                                                          in millions
U.S. Treasury                          $   372        $   323        $ 1,522        $   --        $   --        $   --
U.S. Government agency                   8,068          9,119         16,383         3,882         3,530         4,092
Obligations of U.S. states and
 political subdivisions                     --             --             --           769           730           678
Asset backed securities                  3,485          3,166          3,017            --            --            --
Other domestic debt securities             739          1,487          1,418            --            --            --
Foreign debt securities                  2,435          2,555          1,805            --            --            --
Equity securities                          646            687            472            --            --            --
----------------------------------------------------------------------------------------------------------------------
Total                                  $15,745        $17,337        $24,617        $4,651        $4,260        $4,770
======================================================================================================================

Equity securities in the table above include Federal Reserve Bank and Federal Home Loan Bank stock totaling $478 million at December 31, 2001, $463 million at December 31, 2000 and $238 million at December 31, 1999.

The following table reflects the distribution of maturities of debt securities held at year-end 2001 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2001. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

Securities - Contractual Final Maturities and Yield
================================================================================

                                        Within               After One              After Five               After
Taxable                                  One                 but Within             but Within                Ten
equivalent                               Year                Five Years             Ten Years                Years
basis                             Amount      Yield      Amount      Yield      Amount      Yield      Amount      Yield
-------------------------------------------------------------------------------------------------------------------------
                                                                      in millions
Available for sale:
  U.S. Treasury                   $    2         -%      $  196       2.76%     $  160       3.69%     $    8        .37%
  U.S. Government agency               8       6.37       1,191       6.19         636       6.19       6,129       6.12
  Asset backed securities              4       2.31       1,222       3.85       1,100       2.84       1,125       2.78
  Other domestic debt
   securities                        333       1.67         109       5.20          44       4.75         192       4.08
  Foreign debt securities            160       5.49         977       5.34         753       5.65         525       7.37
-------------------------------------------------------------------------------------------------------------------------
Total amortized cost              $  507       2.95%     $3,695       4.98%     $2,693       4.00%     $7,979       5.68%
-------------------------------------------------------------------------------------------------------------------------
Total fair value                  $  515                 $3,788                 $2,714                 $8,082
=========================================================================================================================

Held to maturity:
  U.S. Government agency          $   17       7.44%     $  143       7.25%     $  319       7.19%     $3,403       7.13%
  Obligations of U.S.
   states and political
   subdivisions                        5      10.50          39      10.81         144       9.08         581       8.89
-------------------------------------------------------------------------------------------------------------------------
Total amortized cost              $   22       8.10%     $  182       8.01%     $  463       7.78%     $3,984       7.38%
-------------------------------------------------------------------------------------------------------------------------
Total fair value                  $   23                 $  191                 $  484                 $4,142
=========================================================================================================================

The maturity distribution of U.S. Government agency obligations and other securities which include asset backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and estimated prepayments generally resulting in shorter average lives than those based on contractual maturities.

Credit Risk Management
================================================================================

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

Loans Outstanding
================================================================================

The following table provides a breakdown of major loan categories as of year end for the past five years.

-------------------------------------------------------------------------------------------------------------------
                                               2001            2000            1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
                                                                         in millions
Domestic:
  Commercial:
     Construction and mortgage loans        $ 5,954         $ 5,646         $ 5,648         $ 3,096         $ 2,235
     Other business and financial            10,564          12,551          12,002           7,803           5,811
  Consumer:
     Residential mortgages                   17,951          15,836          13,241           9,467          10,008
     Credit card receivables                  1,148           1,232           1,290           1,291           1,780
     Other consumer loans                     1,770           1,640           1,231           1,319           1,179
-------------------------------------------------------------------------------------------------------------------
                                             37,387          36,905          33,412          22,976          21,013
-------------------------------------------------------------------------------------------------------------------
International:
  Government and official institutions          169             302             444             331             345
  Banks and other financial institutions        314             852             727             622              65
  Commercial and industrial                   2,587           1,946           3,747             120             199
  Consumer                                      466             413              --              --              --
-------------------------------------------------------------------------------------------------------------------
                                              3,536           3,513           4,918           1,073             609
-------------------------------------------------------------------------------------------------------------------
Total loans                                 $40,923         $40,418         $38,330         $24,049         $21,622
===================================================================================================================


     2001

The decrease in other business and financial commercial loans for 2001 compared to 2000 reflects the intentional unwinding of marginally profitable relationships in Corporate Institutional Banking as well as lower levels of shorter term money market loans. Residential mortgages increased during 2001 as the mortgage banking division experienced record levels of production driven by a low rate environment. On January 1, 2001, the Bank acquired approximately $346 million in commercial and consumer loans as a result of the acquisition of the Panama branches of HSBC Bank plc.

     2000

In the third quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC's commercial banking activities in the U.S., the Company acquired a commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

In 2000, certain operations of non-U.S. branches and subsidiaries of the Company were transferred to foreign operations of HSBC. Over $1 billion of international loans were transferred or sold to other HSBC entities.

In the third quarter of 2000, the Company purchased the banking operations of Chase Manhattan Bank, Panama. Approximately $390 million of consumer and $220 million of commercial loans were acquired from Chase Panama.

     1999

As a result of the Republic acquisition, loans increased approximately $14 billion at December 31, 1999 comprised of $6 billion commercial loans, $4 billion residential mortgages and $4 billion international loans.

     1998

In 1998, the Company acquired $1.7 billion of commercial loans from the U.S. corporate banking unit of the HongkongBank completing the consolidation of HSBC's commercial banking activities in the U.S. Credit card portfolios of approximately $370 million were sold in 1998.

     1997

Acquisitions in 1997 included a commercial mortgage portfolio of approximately $400 million and a residential mortgage portfolio of $5.1 billion.

Total loans outstanding included $577 million and $783 million at year ends 2001 and 2000, respectively, to HSBC Group members. With respect to other business and financial commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at December 31, 2001.

Problem Loan Management
================================================================================

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

Risk Elements in the Loan Portfolio at Year End
=================================================================================================================

                                                     2001          2000          1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
                                                                            in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                                     $ 28          $ 35          $ 83          $104          $129
    Other commercial loans                            238           253           160           141            74
    Consumer loans                                    118           104            95            92           107
-----------------------------------------------------------------------------------------------------------------
      Subtotal                                        384           392           338           337           310
  International                                        33            31             6            --             1
-----------------------------------------------------------------------------------------------------------------
Total nonaccruing loans                               417           423           344           337           311
Other real estate and owned assets                     18            21            14             9            12
-----------------------------------------------------------------------------------------------------------------
Total nonaccruing loans, other real estate
 and owned assets                                    $435          $444          $358          $346          $323
=================================================================================================================

Ratios:
  Nonaccruing loans to total loans                   1.02%         1.05%          .90%         1.40%         1.44%
  Nonaccruing loans, other real estate
   and owned assets to total assets                   .50           .53           .41          1.02          1.02
-----------------------------------------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):
  Residential real estate mortgages                  $  1          $ --          $ 13          $  2          $  1
  Credit card receivables                              --             1             1             5            33
  Other consumer loans                                  9            12             3            10            10
  All other                                            12            29            23            13            13
-----------------------------------------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                                 $ 22          $ 42          $ 40          $ 30          $ 57
=================================================================================================================

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

Nonaccruing loans at December 31, 2001 totaled $417 million compared with $423 million a year ago. Of the nonaccruing loans at December 31, 2001 over 35% are less than 30 days past due as to cash payment of principal and interest. Nonaccruing loans that have been restructured but remain on nonaccruing status amounted to $3 million, $8 million and $32 million at December 31, 2001, 2000 and 1999, respectively. During 2001, $84.9 million of nonaccruing commercial loans were sold. Cash payments received on loans on nonaccruing status during 2001, or since loans were placed on nonaccruing status, whichever was later, totaled $51 million, $19 million of which was recorded as interest income and $32 million as reduction of loan principal.

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

The Company identified impaired loans totaling $243 million at December 31, 2001 of which $151 million had an allocation from the allowance of $83 million. At December 31, 2000, identified impaired loans were $224 million, of which $109 million had an allocation from the allowance of $46 million.

Cross-Border Net Outstandings
================================================================================

The following table presents total cross-border net outstandings in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Cross-border net outstandings are amounts payable to the Company by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposits issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposits); and cross-border claims that are guaranteed by cash or other external liquid collateral. The Company's cross-border net outstandings at December 31, 2000 excluded $682 million of Brazilian assets funded by constraint certificates of deposit.

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable.

Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End
=====================================================================================================

                          Banks and Other    Government and          Commercial
                               Financial           Official                 and
                            Institutions       Institutions        Industrial(1)                Total
-----------------------------------------------------------------------------------------------------
                                                             in millions
December 31, 2001:
  Germany                         $1,145                $35                $ 56                $1,236
December 31, 2000:
  France                             500                 15                 135                   650
  Germany                            889                  6                  77                   972
  United Kingdom                     443                  8                 208                   659
December 31, 1999:
  Germany                            853                 15                  60                   928
  United Kingdom                     523                  1                 265                   789
=====================================================================================================

(1) Includes excess of local country claims over local country obligations.

Allowance for Credit Losses and Charge Offs
================================================================================

At year end 2001, the allowance was $506 million, or 1.24% of total loans, compared with $525 million, or 1.30% of total loans, a year ago. The ratio of the allowance to nonaccruing loans was 121.50% at December 31, 2001 compared with 124.06% a year earlier.

--------------------------------------------------------------------------------------------------------------------------
                                               2001              2000              1999             1998             1997
--------------------------------------------------------------------------------------------------------------------------
                                                                          in millions
Total loans at year end                  $   40,923        $   40,418        $   38,330       $   24,049       $   21,622
Average total loans                          41,441            38,966            23,385           21,392           20,049

Allowance for credit losses:
 Balance at beginning of year            $    525.0        $    638.0        $    379.7       $    409.4       $    418.2
 Allowance related to acquisitions,
  net/other                                   (19.0)            (11.3)            268.6               --             40.3
Charge offs:
 Commercial:
   Construction and mortgage loans              6.7              11.2                --               --               --
   Other business and financial               181.3             173.0              27.0             27.9             28.3
 Consumer:
   Residential mortgages                        3.2               5.2              12.1             10.2              7.7
   Credit card receivables                     65.6              70.9              86.5            105.0            137.2
   Other consumer loans                        11.2              10.9               9.5              9.5             13.5
 International                                 12.5               1.8                --               --               --
--------------------------------------------------------------------------------------------------------------------------
Total charge offs                             280.5             273.0             135.1            152.6            186.7
--------------------------------------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction and mortgage loans               .2               3.3                --               --               --
   Other business and financial                28.8              14.6              18.3             22.9             31.3
 Consumer:
   Residential mortgages                        1.0               1.0               1.0               .8              1.0
   Credit card receivables                      9.1              10.7              11.6             14.9             14.1
   Other consumer loans                         3.6               4.5               3.9              4.3              3.8
 International                                   .1                .2                --               --               --
--------------------------------------------------------------------------------------------------------------------------
Total recoveries                               42.8              34.3              34.8             42.9             50.2
--------------------------------------------------------------------------------------------------------------------------
Total net charge offs                         237.7             238.7             100.3            109.7            136.5
--------------------------------------------------------------------------------------------------------------------------
Translation adjustment                          (.3)              (.6)               --               --               --
--------------------------------------------------------------------------------------------------------------------------
Provision charged to income                   238.4             137.6              90.0             80.0             87.4
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                   $    506.4        $    525.0        $    638.0       $    379.7       $    409.4
--------------------------------------------------------------------------------------------------------------------------
Allowance ratios:
 Total net charge offs to
  average loans                                 .57%              .61%              .43%             .51%             .68%
 Year-end allowance to:
   Year-end total loans                        1.24              1.30              1.66             1.58             1.89
   Year-end total nonaccruing loans          121.50            124.06            185.72           112.74           131.62
==========================================================================================================================


As described in more detail in the Summary of Significant Accounting Policies beginning on page 51, the allowance for credit losses is the amount that in the judgment of management is adequate to absorb estimated losses inherent in the loan portfolio at the balance sheet date. It includes both an allocated and an unallocated component.

Management regularly performs an assessment of the adequacy of the allowance by conducting a detailed review of the loan portfolio. The allocated portion of the allowance is based upon an evaluation of individual commercial and residential mortgage loan problem credits resulting in the establishment of specific reserves against loans that are considered "impaired". In addition, formula-based reserves are provided against categories of loans where it is deemed probable, based upon analysis of historical data, that a loss will be incurred at a future date even though it has not yet manifested itself in specific loan assets.

The Company regularly reviews its loss experience and assesses its loss factors utilizing current data, to ensure that the allowance for credit losses is adequate to cover both the estimated but not yet realized losses, and inherent, historically measurable but yet unidentified losses in its commercial and consumer loan portfolios. The estimation of inherent losses involves the determination of formula-based loss factors. These loss factors are developed and continually updated with consideration given to specific industry forecasts, concentration risks, and internal audit findings along with trends in delinquency, nonaccruals and credit classifications. For purposes of this analysis, commercial loan portfolios are segregated by specific business unit while consumer loans are segregated by product type.

Management recognizes that there is a high degree of subjectivity and imprecision inherent in the process of estimating future losses utilizing historical data. Accordingly, the Company provides additional unallocated reserves based upon an evaluation of certain other factors including the impact of the national economic cycle, loss experience within non-criticized loan portfolios, as well as the concentration of loans to individual counterparties.

As a result of continued economic uncertainty and a weakening overall credit climate, the Company conducted a thorough review and evaluation of its process for determining the allowance for credit losses and related provision for credit losses during the year. Although this resulted in the revision of certain of its loss reserve factors in light of concerns with regard to specific industry and business segments, as well as a comprehensive re-evaluation of the adequacy of the overall unallocated reserve, the overall process for estimating losses inherent in the credit portfolios was deemed sound. The Company intends to continually review and update its loss estimation models and techniques, refresh historical data elements, closely monitor both general economic and specific business trends and take quick and decisive action, to ensure the overall adequacy of the allowance for credit losses.

An allocation of the allowance by major loan categories follows.

Allocation of Allowance for Credit Losses
===============================================================================================================================
                                      2001              2000                 1999                1998                1997
                               ----------------   -----------------    ----------------    ----------------    ----------------
                                           % of                % of                % of                % of                % of
                                          Loans               Loans               Loans               Loans               Loans
                                             to                  to                  to                  to                  to
                                          Total               Total               Total               Total               Total
                               Amount     Loans    Amount     Loans    Amount     Loans     Amount    Loans    Amount     Loans
-------------------------------------------------------------------------------------------------------------------------------
                                                                in millions
Domestic:
 Commercial:
   Construction and
    mortgage loans              $  25      14.6     $  28      14.0     $  45      14.8     $  23      12.8     $  31      10.4
   Other business                 224      25.8       163      31.0       163      31.3        62      32.4        53      26.9
 Consumer:
   Residential mortgages           11      43.9        10      39.2        43      34.5        12      39.4        30      46.3
   Credit card receivables         53       2.8        62       3.0        40       3.4        45       5.4        60       8.2
   Other consumer                  29       4.3        31       4.1        17       3.2        12       5.5        17       5.4
International                     105       8.6       117       8.7       116      12.8        31       4.5        26       2.8
Unallocated reserve                59        --       114        --       214        --       195        --       192        --
-------------------------------------------------------------------------------------------------------------------------------
Total                           $ 506     100.0     $ 525     100.0     $ 638     100.0     $ 380     100.0     $ 409     100.0
===============================================================================================================================

The allocations in the table are based on management's current allocation methodologies. The use of other methods to allocate the allowance would change the assigned allocation.

Management concludes that the allowance for credit losses, including the unallocated component, is adequately stated at December 31, 2001.

Capital Resources
================================================================================

Total common shareholder's equity at year end 2001 was $6,549 million, compared with $6,834 million at year end 2000. The equity base increased by $353 million from net income and reduced by $525 million for common shareholder dividends paid to HNAI and $25 million for dividends to preferred stock shareholders. The equity base also decreased by $18 million from the change in other comprehensive income. The other capital contribution from the parent of $15 million relates principally to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate. During 2001, the Company returned $84.9 million of capital to a related entity.

The ratio of common shareholder's equity to total year-end assets was 7.52% at December 31, 2001 compared with 8.23% at December 31, 2000.

Capital Adequacy
================================================================================

The Federal Reserve Board (FRB) has Risk-Based Capital Guidelines for assessing the capital adequacy of U.S. banking organizations. The guidelines place balance sheet assets into four categories of risk weights, primarily based on the relative credit risk of the counterparty. Some off-balance sheet items such as letters of credit and loan commitments are taken into account by applying different categories of "credit conversion factors" to arrive at credit-equivalent amounts, which are then weighted in the same manner as balance sheet assets involving similar counterparties. For derivative financial instruments such as those relating to interest rate and foreign exchange rate contracts, the credit-equivalent amounts are arrived at by estimating both the current exposure, positive mark to market value, and the potential exposure over the remaining life of each contract. The credit-equivalent amount is similarly assigned to the risk weight category appropriate to the counterparty.

The guidelines include a measure for market risk inherent in the trading portfolio. Under the market risk requirements, capital is allocated to support the amount of market risk that relates to the Company's trading activities including derivative contracts associated with trading activities.

The guidelines include the concept of Tier 1 capital and total capital. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital. The following table shows the components of the Company's risk-based capital.

---------------------------------------------------------------------------
December 31,                                          2001          2000
---------------------------------------------------------------------------
                                                         in millions
Common shareholder's equity                        $ 6,450       $ 6,726
Preferred stock                                        375           375
Guaranteed mandatorily redeemable
 preferred securities of subsidiaries                  729           712
Less: Goodwill and identifiable intangibles         (2,896)       (3,233)
      Foreign currency translation adjustment          (19)           (7)
---------------------------------------------------------------------------
Tier 1 capital                                       4,639         4,573
---------------------------------------------------------------------------
Long-term debt and other instruments
 qualifying as Tier 2 capital                        2,209         2,285
Qualifying aggregate allowance for
 credit losses                                         556           525
45% of pretax unrealized gains on available
 for sale equity securities                             --            10
---------------------------------------------------------------------------
Tier 2 capital                                       2,765         2,820
---------------------------------------------------------------------------
Total capital                                      $ 7,404       $ 7,393
===========================================================================

The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

The Company's total risk weighted assets were approximately $55.6 billion and $54.5 billion at December 31, 2001 and 2000, respectively. Risk based capital ratios were 8.34% at the Tier 1 level and 13.31% at the total capital level at December 31, 2001. These ratios compared with 8.39% at the Tier 1 level and 13.56% at the total capital level at December 31, 2000. At December 31, 2001, the Company had a 5.48% leverage ratio compared with 5.73% at December 31, 2000 based on quarterly average assets.

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
================================================================================

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of December 31, 2001 was plus or minus $4.7 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than

+/- $4.7 million. As of December 31, 2001, the Company had a position of $(3.3) million PVBP reflecting the impact of a one basis point increase in interest rates. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of various financial instruments including interest rate floors and mortgage backed securities.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for a 200 basis point gradual rate movement. As of December 31, 2001, for a gradual 200 basis point increase in rates, the value was projected to drop by 3.8% and for a 200 basis point gradual decrease in rates, value was projected to drop by 17.4% if there were no management actions taken to manage exposures to the changing environment.

In addition to the above mentioned limits, the Company's Asset and Liability Management Committee particularly monitors the simulated impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all assets and liabilities, including derivative instruments such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on January 1, 2002 would cause projected net interest income for the next twelve months to decrease by $44 million and increase by $13 million, respectively. This +/- 2% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on January 1, 2002, would cause projected net interest income for the next twelve months to decrease by $43 million and $78 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $95 million and $134 million, respectively.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

     Management of Primary Market Risk Exposures
================================================================================

The primary market risk to the Company's earnings associated with its investing, lending and borrowing activities historically lies in exposure to sudden and drastic shifts in interest rates. Management of these risks is undertaken with the overall objective of meeting the Company's overall performance objectives within defined risk and safety parameters. The strategies employed reflect the goal of minimizing exposure to sudden and drastic upward and downward movements in rates. These strategies entail the use of various instruments to effectively mitigate the risk inherent in the balance sheet.

In addition to interest rate risk, the Company has an exposure to certain other market risks including fluctuations in foreign currency exchange rates and changes in global commodity and precious metals prices. Risk management practices reflect these changes in balance sheet positions.

     Trading Activities
================================================================================

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

The Company relies upon Value at Risk (VaR) analysis as a basis for quantifying and managing risks associated with the trading portfolios. Such analysis is based upon the following two general principles:

(i) VaR applies to all trading positions across all risk classes including interest rate, equity, commodity, optionality and global/foreign exchange risks and

(ii) VaR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VaR parameters.

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

The trading VaR at December 31, 2001 was $19.2 million compared with $20.3 million at December 31, 2000. The maximum trading VaR during 2001 was $43.1 million, the minimum $11.1 million and the average $24.1 million. The following table shows the components of trading VaR by risk category.

-------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  2001
-------------------------------------------------------------------------------------------------------------------
                                                                                                       in millions
Commodities                                                                                                  $  .3
Equities                                                                                                       2.0
Foreign exchange                                                                                               4.6
Interest rate                                                                                                 21.5
-------------------------------------------------------------------------------------------------------------------

The following summary illustrates the Company's daily revenue earned from market risk-related activities during 2001. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 66 days with negative revenue during 2001. The most frequent result was a daily revenue of between zero and $2 million with 113 occurrences. The highest daily revenue was $9.5 million and the largest daily loss was $4.8 million.

-------------------------------------------------------------------------------------------------------------------
Ranges of daily revenue
earned from market risk-
related activities
(in millions)              Below $(4)    $(4) to $(2)    $(2) to $0     $0 to $2    $2 to $4    $4 to $6   Over $6
-------------------------------------------------------------------------------------------------------------------
Number of trading days
market risk-related
revenue was within the
stated range                       2               8             56          113          51          13         8
-------------------------------------------------------------------------------------------------------------------

     Critical Accounting Policies
================================================================================
In the course of maintaining its books and records and in the process of preparing its periodic financial statements, the Company has adopted and follows numerous accounting policies. A Summary of Significant Accounting Policies is provided beginning on page 49.

Policies that are considered most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective or complex judgments, are considered to be "critical". Management has deemed the policy which relates to the determination of the allowance for credit losses and related provision for credit losses as well as the policy relative to accounting for mortgage servicing rights to be critical. Detailed information with respect to the allowance and provision for credit losses policy is included in the Summary of Significant Accounting Policies on page 51, as well as on page 19 and pages 30 through 35 of this Management Discussion and Analysis of Financial Condition and Results of Operation.

Detailed information with respect to mortgage servicing rights policy is included in the Summary of Significant Accounting Policies on pages 52 through
53. With respect to this policy, a high degree of subjective assumptions are involved in the estimation of the speed at which borrowers will prepay mortgage loan obligations. As prepayments occur, the associated mortgage servicing rights which have been capitalized on the balance sheet as an asset must be written off. Interest rates are the primary factor which impact prepayments. Specifically, as rates fall borrowers pay off existing mortgage loans and refinance into new lower rate mortgage loans. The Company uses historical, portfolio specific data to estimate prepayments and determine the appropriate carrying value of mortgage servicing rights. If interest rates rise as expected during 2002, the potential for write-off will lessen.

Management, in conjunction with the external auditors, has focused particular attention on the selection, development, and disclosure of these critical accounting policies and feels confident that they are both reasonably formulated and applied. Management has also reviewed the selection and application of these policies with the Company's audit committee.

Item 8. Financial Statements and Supplementary Data
================================================================================

                                                                         Page

Report of Management                                                       42

Report of Independent Auditors                                             43

HSBC USA Inc.:
  Consolidated Balance Sheet                                               44
  Consolidated Statement of Income                                         45
  Consolidated Statement of Changes in
   Shareholders' Equity                                                    46
  Consolidated Statement of Cash Flows                                     47

HSBC Bank USA:
  Consolidated Balance Sheet                                               48

Summary of Significant Accounting Policies                                 49

Notes to Financial Statements                                              56

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

The Company's systems of internal accounting control are designed to provide reasonable but not absolute assurance that assets are safeguarded against loss from unauthorized acquisition, use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of these control systems. Management believes that the systems of internal control, which are subject to close scrutiny by management and by internal auditors, support the integrity and reliability of the financial statements.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of HSBC USA Inc.

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001, and the accompanying consolidated balance sheets of HSBC Bank USA and subsidiaries (the Bank) as of December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, and the financial position of the Bank as of December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
February 1, 2002
New York, New York

                                                                                                                  HSBC USA Inc. 2001
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                                                  2001             2000*
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                          in thousands
Cash and due from banks                                                                                $ 2,102,756       $ 1,860,713
Interest bearing deposits with banks                                                                     3,560,873         5,129,490
Federal funds sold and securities purchased under resale agreements                                      3,744,624         1,895,492
Trading assets                                                                                           9,088,905         5,770,972
Securities available for sale (incl. $1,825,283 pledged to creditors at Dec. 31, 2001)                  15,745,323        17,336,832
Securities held to maturity (fair value $4,839,705 and $4,417,251)                                       4,651,329         4,260,492
Loans                                                                                                   40,923,298        40,417,847
Less - allowance for credit losses                                                                         506,366           524,984
------------------------------------------------------------------------------------------------------------------------------------
      Loans, net                                                                                        40,416,932        39,892,863
Premises and equipment                                                                                     750,041           777,610
Accrued interest receivable                                                                                416,545           785,286
Equity investments                                                                                         271,402            55,596
Goodwill and other acquisition intangibles                                                               2,895,714         3,229,479
Other assets                                                                                             3,469,132         2,040,325
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           $87,113,576       $83,035,150
====================================================================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                                                  $ 5,432,106       $ 5,114,668
  Interest bearing                                                                                      31,695,955        30,631,511
Deposits in foreign offices
  Noninterest bearing                                                                                      428,252           282,737
  Interest bearing                                                                                      18,951,096        20,013,588
------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                    56,507,409        56,042,504
------------------------------------------------------------------------------------------------------------------------------------
Trading account liabilities                                                                              3,799,817         2,766,825
Short-term borrowings                                                                                    9,202,086         8,562,363
Interest, taxes and other liabilities                                                                    6,064,462         3,232,886
Subordinated long-term debt and perpetual capital notes                                                  2,711,549         3,027,014
Guaranteed mandatorily redeemable securities                                                               728,341           711,737
Other long-term debt                                                                                     1,050,882         1,357,904
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                       80,064,546        75,701,233
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                                                                            500,000           500,000
Common shareholder's equity
  Common stock, $5 par; Authorized -150,000,000 shares
              Issued - 704  shares                                                                               4                 4
  Capital surplus                                                                                        6,034,598         6,104,264
  Retained earnings                                                                                        415,821           612,798
  Accumulated other comprehensive income                                                                    98,607           116,851
------------------------------------------------------------------------------------------------------------------------------------
      Total common shareholder's equity                                                                  6,549,030         6,833,917
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                               7,049,030         7,333,917
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                             $87,113,576       $83,035,150
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

* Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

                                                                                                              HSBC USA Inc. 2001
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME


Year Ended December 31,                                                                    2001               2000*             1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      in thousands
Interest income
      Loans                                                                         $ 2,937,052         $3,072,830        $1,841,396
      Securities                                                                      1,288,292          1,580,606           214,480
      Trading assets                                                                    217,007            140,455            50,627
      Other short-term investments                                                      345,150            523,693           213,536
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                 4,787,501          5,317,584         2,320,039
------------------------------------------------------------------------------------------------------------------------------------
Interest expense
      Deposits                                                                        1,856,893          2,334,036           852,875
      Short-term borrowings                                                             337,205            444,718           129,604
      Long-term debt                                                                    328,111            420,298           111,654
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                2,522,209          3,199,052         1,094,133
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                   2,265,292          2,118,532         1,225,906
Provision for credit losses                                                             238,400            137,600            90,000
------------------------------------------------------------------------------------------------------------------------------------
Net interest income, after provision for credit losses                                2,026,892          1,980,932         1,135,906
------------------------------------------------------------------------------------------------------------------------------------
Other operating income
      Trust income                                                                       87,600             84,906            52,212
      Service charges                                                                   189,025            172,257           128,598
      Mortgage banking revenue                                                           79,369             32,484            30,455
      Other fees and commissions                                                        329,509            300,388           167,595
      Trading revenues:
          Treasury business and other                                                   266,010            140,192            10,014
          Residential mortgage business related                                         (67,091)                --                --
                                                                                      ----------          --------         ---------
      Total trading revenues                                                            198,919            140,192            10,014
      Security gains, net                                                               149,267             28,839            10,098
      Interest on Brazilian tax settlement                                                   --                 --            13,143
      Other income                                                                       61,993             73,372            51,854
------------------------------------------------------------------------------------------------------------------------------------
Total other operating income                                                          1,095,682            832,438           463,969
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      3,122,574          2,813,370         1,599,875
------------------------------------------------------------------------------------------------------------------------------------
Other operating expenses
      Salaries and employee benefits                                                  1,000,409            975,391           421,334
      Occupancy expense, net                                                            155,436            167,202            88,950
      Goodwill amortization                                                             176,482            176,162            33,328
      Princeton Note Matter                                                             575,000                 --                --
      Other expenses                                                                    635,658            587,083           284,251
------------------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                        2,542,985          1,905,838           827,863
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of accounting change                          579,589            907,532           772,012
Applicable income tax expense                                                           226,000            338,573           308,300
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                                    353,589            568,959           463,712
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change - implementation
      of SFAS 133, net of tax                                                              (451)                --                --
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $   353,138         $  568,959        $  463,712
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

*Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

                                                                                                                HSBC USA Inc. 2001
----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
                                                                                           2001           2000**              1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  in thousands
Preferred stock
Balance, January 1,                                                                 $   500,000      $   500,000      $        --
Stock assumed in acquisition                                                                 --               --          500,000
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                   500,000          500,000          500,000
---------------------------------------------------------------------------------------------------------------------------------
Common stock
Balance, January 1,                                                                           4                4                5
Redemption of stock                                                                          --               --               (1)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                         4                4                4
---------------------------------------------------------------------------------------------------------------------------------
Capital surplus
Balance, January 1,                                                                   6,104,264        6,096,318        1,806,563
Capital contribution from parent
      Related to Republic acquisition                                                        --               --        7,077,888*
      Related to other merger                                                                --               --           22,145
Return of capital                                                                       (84,939)              --       (2,813,575)*
Other                                                                                    15,273            7,946            3,297
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                 6,034,598        6,104,264        6,096,318
---------------------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, January 1,                                                                     612,798          671,578          377,179
Net income                                                                              353,138          568,959          463,712
Accumulated deficit assumed in other merger                                                  --               --          (14,313)
Cash dividends declared:
      Preferred stock                                                                   (25,115)         (27,739)              --
      Common stock                                                                     (525,000)        (600,000)        (155,000)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                   415,821          612,798          671,578
---------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                                                                     116,851          (50,534)          44,506
      Net change in unrealized gains on securities                                       31,100          174,874          (95,040)
      Net change in unrealized loss on derivatives classified as cash
         flow hedges                                                                    (37,503)              --               --
      Unrealized net transitional gain related to initial adoption of SFAS 133            2,853               --               --
      Amortization of unrealized net transitional SFAS 133 gains
         credited to current income                                                      (2,853)              --               --
      Foreign currency translation adjustment                                           (11,841)          (7,489)              --
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                           (18,244)         167,385          (95,040)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                    98,607          116,851          (50,534)
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity, December 31,                                            $ 7,049,030      $ 7,333,917      $ 7,217,366
=================================================================================================================================
Comprehensive income
Net income                                                                          $   353,138      $   568,959      $   463,712
Other comprehensive income (loss)                                                       (18,244)         167,385          (95,040)
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                $   334,894      $   736,344      $   368,672
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

*See Notes 1 and 2 for further discussion.

**Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

                                                                                                      HSBC USA Inc. 2001
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended December 31,                                                               2001           2000*           1999*
--------------------------------------------------------------------------------------------------------------------------
                                                                                              in thousands
Cash flows from operating activities
    Net income                                                                $    353,138    $    568,959    $    463,712
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes                             119,831         368,102          68,063
         Provision for credit losses                                               238,400         137,600          90,000
         Net change in other accrual accounts                                      897,893          32,240         118,406
         Net change in loans originated for sale                                  (665,273)        115,652         698,978
         Net change in trading assets and liabilities                           (1,752,622)       (913,266)       (193,731)
         Other, net                                                               (348,128)       (114,171)        (92,693)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities                  (1,156,761)        195,116       1,152,735
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks                           1,389,943        (813,245)        653,135
    Net change in short-term investments                                          (751,850)        422,869      (2,571,317)
    Purchases of securities held to maturity                                      (545,874)        (58,720)             --
    Proceeds from maturities of securities held to maturity                      1,175,902         580,539              --
    Purchases of securities available for sale                                 (15,600,472)    (14,624,091)     (2,437,512)
    Proceeds from sales of securities available for sale                        12,395,593       8,795,549       2,061,740
    Proceeds from maturities of securities available for sale                    4,820,044      13,042,069       1,160,406
    Payment to shareholders of acquired company                                         --      (7,091,209)             --
    Net change in credit card receivables                                          (11,937)         24,768         (25,200)
    Net change in other short-term loans                                           616,194         201,634         168,130
    Net originations and maturities of long-term loans                            (551,253)     (1,665,707)       (298,541)
    Sales of loans                                                                  79,666         169,234              --
    Expenditures for premises and equipment                                        (76,810)       (108,157)        (30,898)
    Net cash provided (used) in acquisitions, net of cash acquired                 (21,547)       (585,756)        810,714
    Other, net                                                                     111,474         589,337         (53,579)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by investing activities                   3,029,073      (1,120,886)       (562,922)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net change in deposits                                                          17,423      (1,113,124)        964,029
    Net change in short-term borrowings                                           (339,348)      3,351,655        (692,644)
    Issuance of long-term debt                                                     549,464         659,338         400,407
    Repayment of long-term debt                                                 (1,222,013)     (1,448,855)       (409,815)
    Return of capital                                                              (84,939)             --              --
    Dividends paid                                                                (550,856)       (621,744)       (155,000)
--------------------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by financing activities                  (1,630,269)        827,270         106,977
--------------------------------------------------------------------------------------------------------------------------
Net change in cash and due from banks                                              242,043         (98,500)        696,790
Cash and due from banks at beginning of year                                     1,860,713       1,959,213       1,262,423
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                                        $  2,102,756    $  1,860,713    $  1,959,213
==========================================================================================================================
Cash paid for:  Interest                                                      $  2,721,880    $  3,238,257    $  1,115,201
                Income taxes                                                       259,387         444,058         222,765
Non-cash activities:
                Fair value of assets acquired                                 $    482,000    $    851,930    $ 48,328,158
                Fair value of  liabilities assumed                                 460,000         764,438      44,033,905
--------------------------------------------------------------------------------------------------------------------------
                                            Net assets acquired               $     22,000    $     87,492    $  4,294,253
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements. Transfers of securities which occurred in 2001 are disclosed in the notes.

*Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

                                                                                                             HSBC Bank USA 2001
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                                                 2001              2000*
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               in thousands
Assets
Cash and due from banks                                                                                $ 2,102,271       $ 1,856,376
Interest bearing deposits with banks                                                                     3,104,501         4,402,725
Federal funds sold and securities purchased under resale agreements                                      3,744,624         1,895,492
Trading assets                                                                                           9,010,203         5,468,281
Securities available for sale (incl. $1,752,902 pledged to creditors at Dec. 31, 2001)                  14,839,974        16,372,529
Securities held to maturity (fair value $4,523,696 and $4,252,601)                                       4,341,263         4,102,701
Loans                                                                                                   40,801,836        40,209,326
Less - allowance for credit losses                                                                         481,706           499,234
------------------------------------------------------------------------------------------------------------------------------------
      Loans, net                                                                                        40,320,130        39,710,092
Premises and equipment                                                                                     748,470           777,153
Accrued interest receivable                                                                                408,082           777,765
Equity investments                                                                                         241,219            22,618
Goodwill and other acquisition intangibles                                                               2,291,212         2,530,111
Other assets                                                                                             3,078,431         2,131,161
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                           $84,230,380       $80,047,004
====================================================================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                                                  $ 5,371,379       $ 4,903,846
  Interest bearing                                                                                      31,695,955        30,631,511
Deposits in foreign offices
  Noninterest bearing                                                                                      428,252           282,737
  Interest bearing                                                                                      20,724,657        21,042,297
------------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                    58,220,243        56,860,391
------------------------------------------------------------------------------------------------------------------------------------
Trading account liabilities                                                                              3,800,987         2,780,237
Short-term borrowings                                                                                    7,494,796         7,799,277
Interest, taxes and other liabilities                                                                    5,328,008         2,723,558
Subordinated long-term debt and perpetual capital notes                                                  1,540,229         1,539,070
Other long-term debt                                                                                       947,321         1,253,641
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                       77,331,584        72,956,174
------------------------------------------------------------------------------------------------------------------------------------
Shareholder's equity
Common shareholder's equity
  Common stock, $100 par; Authorized - 2,250,000 shares
                          Issued - 2,050,001  shares                                                       205,000           205,000
  Capital surplus                                                                                        6,432,902         6,412,569
  Retained earnings                                                                                        165,520           368,405
  Accumulated other comprehensive income                                                                    95,374           104,856
------------------------------------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                                               6,898,796         7,090,830
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                             $84,230,380       $80,047,004
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

*Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HSBC USA Inc. (the Company), is a New York State based bank holding company. All of the common stock of the Company is owned by HSBC North America Inc. (HNAI), an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

The accounting and reporting policies of the Company and its subsidiaries, including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company maintains no significant relationships with off-balance sheet special purpose entities.

The following is a description of the significant policies and practices.

Principles of Consolidation
================================================================================

The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity investments.

Foreign Currency Translation
================================================================================

The accounts of the Company's foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive income and reported as a separate component of shareholders' equity. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency translation gain or loss recognized currently in income.

Resale and Repurchase Agreements
================================================================================

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

Securities
================================================================================

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

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other operating income in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.

The Company regularly evaluates its securities portfolios to identify losses in value that are deemed other than temporary. To the extent such losses are identified, the security is considered permanently impaired and a loss is recognized in current other operating income.

Loans
================================================================================

Loans are stated at their principal amount outstanding, net of unearned income, purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

Commercial loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including period of time past due (principally ninety days) and adequacy of collateral. At the time a loan is classified as nonaccruing, any accrued interest recorded on the loan is generally reversed and charged against income. Interest income on these loans is recognized only to the extent of cash received. In those instances where there is doubt as to collectibility of principal, any interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

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

Loan Fees
================================================================================

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees and costs are recognized in interest income, generally by the interest method, based on the estimated lives of the loans. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other operating income over the period the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees and annual credit card fees are recognized as other operating income over the period the related service is performed.

Allowance for Credit Losses
================================================================================

The Company maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated losses inherent in the loan portfolio. This is based upon an evaluation of various factors including an analysis of individual credits, current and historical loss experience, changes in the overall size and composition of the portfolio, specific adverse situations, and general economic conditions. Provisions for credit losses are recorded to earnings based upon the Company's periodic review of these and other pertinent factors. Actual losses are charged and recoveries are credited to the allowance.

For commercial loan assets, the Company conducts a periodic assessment of losses it believes to be inherent in the loan portfolio, within the context of both Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected, the asset is considered impaired. In accordance with SFAS 114, an "impairment reserve" is established based upon the expected present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Reserves are also established against commercial loans where based upon an analysis of relevant data, it is probable that a loss has been incurred and will be realized in the future and the amount of that loss can be reasonably estimated, even though it has yet to manifest itself in a specifically identifiable loan asset. Commonly referred to as "formula reserves", these amounts are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type, in relation to internal credit grading.

Homogeneous pools of loans including consumer installment, residential mortgage and credit cards are not assigned specific loan grades. Formula reserves are generally determined based upon historical loss experience by loan type or in certain instances, by reference to specific collateral values.

Although the calculation of required formula reserves is a mechanical process incorporating historical data, the ultimate selection of reserve factors and the assessment of the overall adequacy of the allowance to provide for credit losses inherent in the loan portfolio involves a high degree of subjective management judgment. With recognition to the imprecision in estimating credit losses, and with consideration given to probable losses associated with factors including the impact of the national economic cycle, loss experience within non-criticized portfolios of loans, as well as the concentration of loans to individual counterparties, the Company therefore also maintains an "unallocated reserve".

The Company gathers and analyzes historical data, updates assumptions relative to expected loss experience and reviews individual and portfolio loan assets on a quarterly basis. There have been no material changes in estimation techniques or loss reserve methodology during the year.

Mortgage Servicing Rights
================================================================================

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. The reasonableness of these pricing models is periodically substantiated by reference to independent broker price quotations and actual market sales.

If the carrying value of the servicing rights exceeds fair value, the asset is deemed impaired and impairment is recognized by recording a balance sheet valuation reserve with a corresponding charge to income.

The Company uses certain derivative financial instruments including constant maturity U.S. Treasury floors and interest rate swaps, to protect against the decline in economic value of servicing rights. These instruments have not been designated as qualifying hedges under SFAS 133 and are therefore recorded as trading instruments that are marked to market through earnings. In addition, interest rate lock commitments granted to mortgage customers at the time of application and forward commitments to sell originated and closed loans are considered derivative instruments under SFAS 133 and are likewise accounted for as trading instruments.

Prior to the adoption of SFAS 133, the value of economic hedges against servicing rights were considered a component of market value of servicing rights for purposes of assessing impairment. Interest rate lock commitments and forward sales were not specifically recognized until such time as related mortgages were sold at which time they were considered in the determination of the gain or loss on sale.

Goodwill and Other Acquisition Intangibles
================================================================================

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, not be amortized but rather tested for impairment at least annually. Under SFAS 142, all recorded goodwill must be assigned to one or more reporting units of the entity and evaluated for impairment at that level.

Income Taxes
================================================================================

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

Derivative Financial Instruments
================================================================================

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are now recognized on the balance sheet at their fair value. On the date the derivative contract is entered into (January 1, 2001 for all derivatives in place at that date) the Company designates it as (1) a qualifying SFAS 133 hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (2) a qualifying SFAS 133 hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) as a trading position.

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

Increased earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements of SFAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.

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

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated a trading instrument.

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

The Company discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised;
(3) it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) the designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged item will no longer be adjusted for changes in fair value or changes in the fair value of the derivative reclassified to other comprehensive income. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in other comprehensive income, are reversed to current period earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying SFAS 133 hedge.

Pre-SFAS 133 Derivative Accounting Policy
================================================================================

Prior to the implementation of SFAS 133 on January 1, 2001, the Company used derivative financial instruments for asset/liability management purposes. Such instruments were accounted for using either the synthetic alteration or hedge model of accounting. Under the synthetic alteration accounting model, accrual based accounting was applied to derivative instruments that altered the repricing characteristics of identified balance sheet assets or liabilities. Under the hedge accounting model, to the extent derivatives met the correlation testing requirements set forth, the derivatives were accounted for on a basis consistent with the underlying hedged items. Derivative instruments that failed to qualifying under these two methods of accounting were marked to market through earnings. Derivative instruments that were entered into for the purpose of generating trading revenues were accounted for on a mark to market basis with the associated income and expense recognized in trading revenue.

NOTES TO FINANCIAL STATEMENTS

Note 1. Divestitures
================================================================================

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

Note 2. Acquisitions
================================================================================

     2001

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. (Swiss Bank), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank's Singapore and Hong Kong branches acquired as part of the Republic acquisition. The 5 percent interest represents the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting due to the common control relationship of the entities. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

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

     2000

In the third quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC's commercial banking activities in the U.S., the Company acquired in a cash purchase the commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

On August 1, 2000, the Company purchased the banking operations of Chase Manhattan Bank, Panama (Chase Panama). The transaction was accounted for as a purchase. Accordingly, the results of operations of Chase Panama are included with those of the Company for the period subsequent to the date of the acquisition. The branch operations had over $750 million in assets and $720 million in deposit liabilities. The excess of cost over acquired net identifiable assets (goodwill) was $60 million amortized on a straight-line basis using a 20 year life. See Note 19, Impact of Recently Issued Accounting Standards.

     1999

On December 31, 1999, HSBC acquired Republic. Also on December 31, 1999, following the acquisition, HSBC merged Republic with the Company. The purchase price of the transaction was approximately $7.1 billion and was paid to Republic's shareholders on January 7, 2000. Republic had consolidated total assets of $46.9 billion, deposits of $29.9 billion and common shareholders' equity of $2.9 billion on December 31, 1999.

The merger was accounted for as a purchase transaction. Accordingly, the results of operations of Republic are included with those of the Company for the period subsequent to the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values. The fair value of net identifiable assets acquired was $4.1 billion. The purchase price allocation resulted in an excess of cost over acquired net identifiable assets (goodwill) of approximately $2.9 billion, which prior to January 1, 2002, was amortized on a straight-line basis using a 20 year life.

The following table is an analysis of Republic's goodwill through 2001, reflecting adjustments for transferred and liquidated companies as well as the finalization of items estimated at December 31, 1999, as permitted by accounting principles generally accepted in the United States of America.

-------------------------------------------------------------------
                                                      in thousands
Balance December 31, 1999                               $2,922,863
Adjustments                                                 43,196
Less: amortization expense                                 146,143
-------------------------------------------------------------------
Balance December 31, 2000                                2,819,916
Adjustments                                               (162,383)
Less: amortization expense                                 144,727
-------------------------------------------------------------------
Balance December 31, 2001                               $2,512,806
-------------------------------------------------------------------

As a result of the Republic acquisition, the Company recognized certain liabilities associated with merging Republic's operations with those of the Company and recognized integration costs relating to the planned severance of employees and exiting of businesses of the Company.

The following table presents the activity in these reserves through December 31, 2001.

                                  Severance
                                    Related       Premises          Other          Total
----------------------------------------------------------------------------------------
                                                        in millions
Liabilities assumed                  $133.9         $  9.7         $ 14.0         $157.6
Restructuring charges                   5.7           21.0             --           26.7
----------------------------------------------------------------------------------------
Balance December 31, 1999             139.6           30.7           14.0          184.3
Change in estimates                    83.7          (17.8)           2.5           68.4
Less: Payments                         71.5            2.1           11.2           84.8
----------------------------------------------------------------------------------------
Balance December 31, 2000             151.8           10.8            5.3          167.9
Change in estimates                    (1.7)          (2.6)          (2.5)          (6.8)
Less: Payments                         96.8            6.8            2.6          106.2
----------------------------------------------------------------------------------------
Balance December 31, 2001            $ 53.3 (1)     $  1.4         $   .2         $ 54.9
----------------------------------------------------------------------------------------

(1) The severance related balances relate to employees who have elected to receive their termination payments over an extended period of time. The payments will be made during the next two years.

During 2001, $12.1 million of integration costs were expensed compared with $85.0 million in 2000. The integration costs do not include the higher level of equipment and software depreciation incurred during 2001 on infrastructure investments made during 2000 related to the Republic acquisition. All restructuring related to the acquisition from a customer perspective is complete.

Note 3. Cash and Due from Banks
================================================================================

The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $211.0 million in 2001 and $224.6 million in 2000.

Note 4. Trading Assets and Liabilities
================================================================================

An analysis of trading assets and liabilities follows.
--------------------------------------------------------------------------------
December 31,                                        2001                    2000
--------------------------------------------------------------------------------
                                                         in thousands
Trading assets:
  U.S. Treasury                               $  375,689              $  244,933
  U.S. Government agency                         583,558                 471,490
  Asset backed securities                      2,212,220               1,373,280
  Other securities                             1,262,978                 978,226
  Fair value of derivatives                    2,542,793               1,876,732
  Precious metals                              2,111,667                 826,311
--------------------------------------------------------------------------------
                                              $9,088,905              $5,770,972
--------------------------------------------------------------------------------
Trading account liabilities:
  Securities sold, not yet purchased          $  544,498              $  217,830
  Payables for precious metals                 1,243,428                 487,905
  Fair value of derivatives                    2,011,891               2,061,090
--------------------------------------------------------------------------------
                                              $3,799,817              $2,766,825
--------------------------------------------------------------------------------

Trading revenues are generated by the Company's participation in the foreign exchange and precious metals markets, trading activities in other derivative contracts, including interest rate swaps and options, from trading securities, and as a result of certain residential mortgage banking activities classified as trading revenue due to the adoption of SFAS 133 effective January 1, 2001.

The following table presents trading revenues by business. The Company reports the net revenues from these activities, which include mark to market adjustments and any related direct trading expenses, as trading revenues - treasury business and other in the consolidated statement of income. The data in the table below includes net interest income earned/(paid) on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions.

-------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                              2001               2000             1999
-------------------------------------------------------------------------------------------------------------
                                                                               in thousands
Trading revenues - treasury business and other                  $ 266,010           $140,192          $10,014
Net interest income                                                38,620             52,137            4,600
-------------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other          $ 304,630           $192,329          $14,614
=============================================================================================================

Business:
  Derivatives and treasury                                      $ 120,210           $ 44,916          $10,017
  Foreign exchange                                                 93,145             74,399            4,597
  Precious metals                                                  52,548             49,137               --
  Other trading                                                    38,727             23,877               --
-------------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other          $ 304,630           $192,329          $14,614
=============================================================================================================

Trading revenues - residential mortgage business related        $ (67,091)          $     --          $    --
=============================================================================================================


Note 5. Securities
================================================================================

At December 31, 2001, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios follow.

--------------------------------------------------------------------------------------------------------------------------
                                                         2001                                              2000
                                  ------------------------------------------------------    ------------------------------
                                                     Gross       Gross
                                   Amortized    Unrealized   Unrealized             Fair        Amortized             Fair
December 31,                            Cost         Gains       Losses            Value             Cost            Value
--------------------------------------------------------------------------------------------------------------------------
                                                                     in thousands
U.S. Treasury                    $   365,924      $  8,083      $ 2,444      $   371,563      $   318,378      $   322,587
U.S. Government agency             7,963,852       144,806       40,943        8,067,715        8,943,188        9,119,190
Asset backed securities            3,450,797        38,485        4,175        3,485,107        3,158,113        3,166,218
Other domestic debt
 securities                          678,042        66,804        5,564          739,282        1,515,374        1,486,570
Foreign debt securities            2,415,076        47,341       27,048        2,435,369        2,542,658        2,555,301
Equity securities                    644,944         7,945        6,602          646,287          665,648          686,966
--------------------------------------------------------------------------------------------------------------------------
Securities available
 for sale                        $15,518,635      $313,464      $86,776      $15,745,323      $17,143,359      $17,336,832
--------------------------------------------------------------------------------------------------------------------------

U.S. Government agency           $ 3,882,621      $166,271      $ 8,724      $ 4,040,168      $ 3,530,285      $ 3,657,386
Obligations of U.S.
 states and political
 subdivisions                        768,708        32,229        1,400          799,537          730,207          759,865
--------------------------------------------------------------------------------------------------------------------------
Securities held to
 maturity                        $ 4,651,329      $198,500      $10,124      $ 4,839,705      $ 4,260,492      $ 4,417,251
--------------------------------------------------------------------------------------------------------------------------


At December 31, 2000, with regard to securities available for sale, the Company had gross unrealized gains of $5.6 million, $242.4 million and $89.7 million and gross unrealized losses of $1.4 million, $66.4 million and $76.4 million related to U.S. Treasury, U.S. Government agency and other securities, respectively. At December 31, 2000, with regard to securities held to maturity, the Company had gross unrealized gains of $127.2 million and $30.7 million and gross unrealized losses of $.1 million and $1.0 million related to U.S. Government agency and obligations of U.S. states and political subdivisions.

The following table presents realized gains and losses on investment securities transactions attributable to securities available for sale and securities held to maturity.

------------------------------------------------------------------------------------------------------------------------------------
 Year Ended December 31,                        2001                              2000                           1999
------------------------------------------------------------------------------------------------------------------------------------
                                         Gross               Net             Gross             Net            Gross              Net
                                  -------------------      Gains      ------------------     Gains      ------------------     Gains
                                  Gains      (Losses)   (Losses)      Gains     (Losses)  (Losses)      Gains     (Losses)  (Losses)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             in thousands
Securities available
 for sale                     $ 250,381    $(102,671)   $147,710   $ 54,030    $(27,189)   $26,841   $ 19,532    $ (9,434)   $10,098
Securities held
 to maturity:
  Maturities,
   calls and
   mandatory
   redemptions                    1,578          (21)      1,557      2,205        (207)     1,998         --          --         --
------------------------------------------------------------------------------------------------------------------------------------
                              $ 251,959    $(102,692)   $149,267   $ 56,235    $(27,396)   $28,839   $ 19,532    $ (9,434)   $10,098
====================================================================================================================================


The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2001, by contractual maturity are shown in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The amounts exclude $645 million cost ($646 million fair value) of equity securities that do not have maturities.

---------------------------------------------------------------------------------------------------
                                                            Amortized                          Fair
December 31, 2001                                                Cost                         Value
---------------------------------------------------------------------------------------------------
                                                                        in thousands
Within one year                                           $   506,570                   $   515,571
After one but within five years                             3,695,866                     3,788,143
After five but within ten years                             2,692,379                     2,713,673
After ten years                                             7,978,876                     8,081,649
---------------------------------------------------------------------------------------------------
Securities available for sale                             $14,873,691                   $15,099,036
---------------------------------------------------------------------------------------------------

Within one year                                           $    22,098                   $    22,716
After one but within five years                               182,165                       190,587
After five but within ten years                               462,654                       484,113
After ten years                                             3,984,412                     4,142,289
---------------------------------------------------------------------------------------------------
Securities held to maturity                               $ 4,651,329                   $ 4,839,705
---------------------------------------------------------------------------------------------------

During 2001, Brady bonds with a carrying value of $189.9 million issued by the government of Mexico were transferred from loans to securities available for sale, as permitted by the transition provisions of SFAS 133. Mortgage backed securities with a carrying value of $1,041.9 million were transferred from available for sale to held to maturity during 2001. Brazilian debt securities with a carrying value of $98.3 million were transferred from available for sale to trading during 2001.

Note 6. Loans
================================================================================

A distribution of the loan portfolio follows.
--------------------------------------------------------------------------------
December 31,                                       2001                     2000
--------------------------------------------------------------------------------
                                                        in thousands
Domestic:
  Commercial:
    Construction and mortgage loans         $ 5,953,751              $ 5,645,641
    Other business and financial             10,564,340               12,550,766
  Consumer:
    Residential mortgages                    17,951,119               15,835,374
    Credit card receivables                   1,147,998                1,232,054
    Other consumer loans                      1,769,576                1,640,260
International                                 3,536,514                3,513,752
--------------------------------------------------------------------------------
                                            $40,923,298              $40,417,847
--------------------------------------------------------------------------------

Residential mortgages include $1,150.0 million and $413.0 million of mortgages held for sale at December 31, 2001 and 2000, respectively. Other consumer loans include $368.0 million and $368.5 million of higher education loans also held for sale at December 31, 2001 and 2000, respectively.

International loans include certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady bonds). These bonds had an aggregate carrying value of $165.9 million (face value $177.5 million) and an aggregate fair value of $130.7 million at year end 2001. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds. During 2001, Brady bonds with a carrying value of $189.9 million issued by the government of Mexico were transferred to securities available for sale, as permitted by the transition provisions of SFAS 133.

At December 31, 2001 and 2000, the Company's nonaccruing loans were $416.8 million and $423.2 million, respectively. At December 31, 2001 and 2000, the Company had commitments to lend additional funds of $10.0 million and $45.8 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

--------------------------------------------------------------------------------
Year Ended December 31,                                  2001      2000     1999
--------------------------------------------------------------------------------
                                                            in thousands
Interest income on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms      $30,565   $28,004  $22,879
Interest income recorded on nonaccruing loans          18,677    23,986   29,084
--------------------------------------------------------------------------------

Other real estate and owned assets included in other assets amounted to $17.7 million and $20.6 million at December 31, 2001 and 2000, respectively.

The Company identified impaired loans totaling $242.6 million at December 31, 2001, of which $150.7 million had an allocation from the allowance of $83.0 million. At December 31, 2000, the Company had identified impaired loans of $223.5 million of which $108.7 million had an allocation from the allowance of $46.3 million. The average recorded investment in such impaired loans was $215.5 million, $192.2 million and $184.9 million in 2001, 2000 and 1999, respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 2001 and 2000.

Note 7. Allowance for Credit Losses
================================================================================

An analysis of the allowance for credit losses follows.
----------------------------------------------------------------------------------------------
                                                        2001             2000             1999
----------------------------------------------------------------------------------------------
                                                                 in thousands
Balance at beginning of year                       $ 524,984        $ 637,995        $ 379,652
Allowance related to acquisitions, net/other         (18,987)         (11,302)         268,617
Provision charged to income                          238,400          137,600           90,000
Recoveries on loans charged off                       42,821           34,248           34,825
Loans charged off                                   (280,500)        (272,975)        (135,099)
Translation adjustment                                  (352)            (582)              --
----------------------------------------------------------------------------------------------
Balance at end of year                             $ 506,366        $ 524,984        $ 637,995
----------------------------------------------------------------------------------------------

Note 6 provides information on impaired loans and the related specific credit loss allowance.

Included in the December 31, 2001 allowance for credit losses is $70.5 million of non-United States transfer risk reserves.

Note 8. Mortgage Servicing Rights
================================================================================

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $23.12 billion and $20.02 billion at December 31, 2001 and 2000, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $547.1 million and $304.8 million at December 31, 2001 and 2000, respectively.

An analysis of MSRs, reported in other assets, follows.
--------------------------------------------------------------------------------
                                        2001             2000             1999
--------------------------------------------------------------------------------
                                                 in thousands
Balance at beginning of year       $ 267,065        $ 269,774        $ 133,804
Additions                            109,035           39,695          166,179
Amortization                         (59,725)         (42,404)         (30,209)
--------------------------------------------------------------------------------
Balance at end of year             $ 316,375        $ 267,065        $ 269,774
--------------------------------------------------------------------------------

Additions to MSRs in 1999 include $115.1 million obtained in the acquisition of Republic. No valuation reserve has been established against MSRs. The fair value of MSRs as of December 31, 2001 and 2000 was approximately $364.1 million and $357.1 million, respectively.

Note 9. Deposits
================================================================================

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $4.16 billion and $4.82 billion at December 31, 2001 and 2000, respectively. The scheduled maturities of all domestic time deposits at December 31, 2001 follows.

--------------------------------------------------------------------------------
                                                                    in thousands
2002                                                                 $10,437,972
2003                                                                     880,454
2004                                                                     236,216
2005                                                                     117,032
2006                                                                      18,376
Later years                                                               35,881
--------------------------------------------------------------------------------
                                                                     $11,725,931
--------------------------------------------------------------------------------

Note 10. Short-Term Borrowings
================================================================================

The following table shows detail relating to short-term borrowings in 2001, 2000 and 1999. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

-------------------------------------------------------------------------------------------------------------------
                                                       2001                   2000                    1999
                                              ------------------        ----------------     ---------------------
                                                 Amount     Rate        Amount      Rate          Amount      Rate
-------------------------------------------------------------------------------------------------------------------
                                                                          in thousands
Federal funds purchased
 (day to day):
     At December 31                          $  133,640     1.18%     $1,974,589    4.90%     $  368,089      5.08%
     Average during year                      1,436,449     3.78         985,215    6.31         502,595      4.87
     Maximum month-end balance                2,919,576                2,122,030                 840,849
Securities sold under repurchase agreements:
     At December 31                             377,059     1.25         893,567    5.13       1,046,984      6.23
     Average during year                      1,116,434     2.13       1,096,989    5.62         448,745      4.62
     Maximum month-end balance                2,280,180                1,746,506               1,046,984
Commercial paper:
     At December 31                           1,634,559     2.05       1,472,586    6.70       1,121,377      5.42
     Average during year                      1,218,242     3.77       1,131,819    6.36         838,739      5.18
     Maximum month-end balance                1,642,520                1,629,704               1,121,377
Precious metals:
      At December 31                          2,208,527     1.39       1,899,747     .95       1,679,118      2.45
      Average during year                     2,157,762     1.15       2,127,067    1.32           4,600        --
      Maximum month-end balance               2,503,772                2,684,805               1,679,118
All other short-term borrowings:
     At December 31                           4,848,301     2.31       2,321,874    7.44         995,141      5.56
     Average during year                      3,187,795     4.90       3,137,950    6.83         718,570      5.29
     Maximum month-end balance                5,817,136                6,789,254               1,225,000
-------------------------------------------------------------------------------------------------------------------

At December 31, 2001, the Company had unused lines of credit with HSBC aggregating $500 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant. In addition, the Company, as a member of the New York Federal Home Loan Bank, has a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets.

Note 11. Income Taxes
================================================================================

Total income taxes were allocated as follows.
------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                              2001                  2000               1999
------------------------------------------------------------------------------------------------------------------
                                                                                    in thousands
To income before income taxes                                   $ 226,000              $338,573           $308,300
To shareholders' equity as tax charge (benefit):
     Net unrealized gains and losses on
     securities available for sale                                 20,638                95,322            (51,546)
     Foreign currency translation, net                             (6,383)               (4,033)                --
     Unrealized loss on derivatives classified
     as cash flow hedges                                          (20,194)                   --                 --
------------------------------------------------------------------------------------------------------------------
                                                                $ 220,061              $429,862           $256,754
------------------------------------------------------------------------------------------------------------------

The components of income tax expense follow.
------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                              2001                  2000               1999
------------------------------------------------------------------------------------------------------------------
                                                                                    in thousands
Current:
  Federal                                                       $ 384,849              $217,683           $240,180
  State and local                                                  60,987                12,000             59,017
  Foreign                                                          24,127                26,151                 --
------------------------------------------------------------------------------------------------------------------
Total current                                                     469,963               255,834            299,197
Deferred, primarily federal                                      (243,963)               82,739              9,103
------------------------------------------------------------------------------------------------------------------
Total income taxes                                              $ 226,000              $338,573           $308,300
------------------------------------------------------------------------------------------------------------------

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.
------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                              2001                  2000               1999
------------------------------------------------------------------------------------------------------------------
Statutory rate                                                       35.0%                 35.0%              35.0%
Increase (decrease) due to:
  State and local income taxes                                        1.8                    .9                4.7
  Goodwill amortization                                               9.8                   6.3                 .9
  Change in valuation allowance
   for deferred tax assets                                           (4.9)                   --                 --
  Tax exempt interest income                                         (2.6)                 (1.5)               (.2)
  Other items                                                         (.1)                 (3.4)               (.5)
------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                            39.0%                 37.3%              39.9%
------------------------------------------------------------------------------------------------------------------

The components of the net deferred tax asset are summarized below.

--------------------------------------------------------------------------------
December 31,                                             2001              2000
--------------------------------------------------------------------------------
                                                            in thousands
Deferred tax assets:
  Allowance for credit losses                        $197,792          $181,919
  Deferred charge offs                                 11,305            11,305
  Accrued expenses not currently deductible           145,571           134,825
  Investment securities                               141,839           108,655
  Princeton Note Matter settlement/other              284,864           107,928
--------------------------------------------------------------------------------
                                                      781,371           544,632
  Less valuation allowance                                 --            28,329
--------------------------------------------------------------------------------
    Total deferred tax assets                         781,371           516,303
--------------------------------------------------------------------------------
Less deferred tax liabilities:
  Lease financing income accrued                       45,464            48,319
  Accrued pension cost                                 60,105            46,093
  Accrued income on foreign bonds                      16,161            20,094
  Deferred net operating loss recognition              90,018            90,018
  Depreciation and amortization                       116,361            81,052
  Interest and discount income                         57,846            82,062
  Other                                                67,284            56,229
--------------------------------------------------------------------------------
    Total deferred tax liabilities                    453,239           423,867
--------------------------------------------------------------------------------
    Net deferred tax asset                           $328,132          $ 92,436
--------------------------------------------------------------------------------

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Note 12. Subordinated Long-Term Debt and Perpetual Capital Notes
================================================================================

The following is a summary of subordinated long-term debt and perpetual capital notes. Interest rates shown are based on the face values of the instruments.

-----------------------------------------------------------------------------------------------------
                                                         Face Value                     Book Value
                                                    ------------------             ------------------
December 31,                                        2001           2000           2001           2000
-----------------------------------------------------------------------------------------------------
                                                                    in thousands
7.875-8.875% Subordinated notes due 2001      $       --     $  350,000     $       --     $  351,727
7.25-7.75% Subordinated notes due 2002           400,000        400,000        399,912        399,889
Floating rate subordinated notes due 2002
 (5.00%)                                         245,700        245,700        244,927        243,798
7% Subordinated notes due 2006                   300,000        300,000        298,782        298,530
5.875% Subordinated notes due 2008               250,000        250,000        226,280        222,766
6.625-9.70% Subordinated notes due 2009          550,000        550,000        583,990        565,198
Floating rate subordinated notes due 2009
 (5.25%)                                         124,320        124,320        124,320        124,320
7% Subordinated notes due 2011                   100,000        100,000        105,376         94,038
9.50% Subordinated debentures due 2014           150,000        150,000        165,406        166,663
9.125-9.30% Subordinated notes due 2021          200,000        200,000        217,587        218,494
7.20% Subordinated debentures due 2097           250,000        250,000        214,812        214,443
Perpetual Capital Notes (4.00%)                  129,000        129,000        130,157        127,148
-----------------------------------------------------------------------------------------------------
                                              $2,699,020     $3,049,020     $2,711,549     $3,027,014
-----------------------------------------------------------------------------------------------------

The above table excludes $1,550 million of debt issued by the Bank or its subsidiaries payable to the Company. Of this amount, the earliest note to mature is in 2006 and the latest note to mature is in 2097.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates on the floating rate notes in effect at December 31, 2001 are shown in parentheses.

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

Contractual scheduled maturities for the subordinated debt over the next five years are as follows: 2002, $646 million; none in 2003, 2004 or 2005; and $300 million in 2006.

Note 13. Guaranteed Mandatorily Redeemable Securities
================================================================================

The following table presents the guaranteed mandatorily redeemable securities outstanding. Interest rates shown are based on the face values of the instruments.

--------------------------------------------------------------------------------
                                       Face Value                Book Value
                                       ----------         ----------------------
December 31,                            2001/2000           2001           2000
--------------------------------------------------------------------------------
                                                    in thousands
7.808% Capital Securities due 2026       $200,000       $200,000       $200,000
8.38% Capital Securities due 2027         200,000        200,000        200,000
7.75% Capital Securities due 2026         150,000        136,339        135,789
7.53% Capital Securities due 2026         200,000        192,002        175,948
--------------------------------------------------------------------------------
                                         $750,000       $728,341       $711,737
--------------------------------------------------------------------------------

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

Note 14. Other Long-Term Debt
================================================================================

The following table reports other long-term debt. Interest rates shown are based on the face values of the instruments.

----------------------------------------------------------------------------------------------------------------
                                                                 Face Value                       Book Value
                                                            -------------------          -----------------------
December 31,                                                2001           2000             2001           2000
----------------------------------------------------------------------------------------------------------------
                                                                              in thousands
Issued or acquired by the Company
 or subsidiaries other than the Bank:
   8.375% Debentures due 2007                           $  100,000     $  100,000     $  103,561     $  104,262
----------------------------------------------------------------------------------------------------------------
Issued or acquired by the Bank or its subsidiaries:
   Medium-Term Floating Rate Note
    due 2040 (1.75%)                                        24,999         24,999         24,999         24,999
   Fixed rate Federal Home Loan Bank of
    New York advances                                       12,531        232,838         12,531        232,838
   Collateralized mortgage obligations                       1,497          2,343          1,497          2,343
   Collateralized repurchase agreements                    838,724        936,205        838,724        936,205
   Other                                                    55,597         57,196         69,570         57,257
----------------------------------------------------------------------------------------------------------------
                                                           933,348      1,253,581        947,321      1,253,642
----------------------------------------------------------------------------------------------------------------
                                                        $1,033,348     $1,353,581     $1,050,882     $1,357,904
----------------------------------------------------------------------------------------------------------------

The Medium-Term Floating Rate Note due 2040 was issued under the Bank's Global Medium-Term Note Program which provides for the issuance of up to $4 billion of notes having maturities of 7 days or more from the date of issue.

The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.67% to 7.24%.

The mortgage bonds are collateralized by a pledge of FHLMC mortgage-backed securities. All payments received on the pledged mortgage-backed securities, net of certain costs, must be applied to repay the bonds. The stated maturity and stated rate for the bonds are: September, 2002 at 7.89% and October, 2006 at 7.27%. It is expected that the actual life of the bonds will be less than their stated maturity.

The collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year. The repurchase agreements have fixed rates ranging from 1.75% to 7.40% and floating rates of 2.18% and 4.05%.

Contractual scheduled maturities for the debt over the next five years are as follows: 2002, $191 million; 2003, $96 million; 2004, $84 million; 2005, $42 million and $18 million in 2006.

Note 15. Preferred Stock
================================================================================

The following table presents information related to the issues of preferred stock outstanding.

----------------------------------------------------------------------------------------------------------
                                                                                            Amount
                                                        Shares   Dividend                Outstanding
                                                   Outstanding       Rate          ------------------------
December 31,                                              2001       2001              2001           2000
----------------------------------------------------------------------------------------------------------
                                                                       in thousands
$1.8125 Cumulative Preferred Stock
 ($25 stated value)                                  3,000,000       7.25%        $  75,000      $  75,000
6,000,000 Depositary shares each representing
 a one-fourth interest in a share of Adjustable
 Rate Cumulative Preferred Stock, Series D
 ($100 stated value)                                 1,500,000      4.549           150,000        150,000
Dutch Auction Rate Transferable Securities(TM)
 Preferred Stock (DARTS)
   Series A ($100,000 stated value)                        625       3.51            62,500         62,500
   Series B ($100,000 stated value)                        625       3.34            62,500         62,500
$2.8575 Cumulative Preferred Stock
 ($50 stated value)                                  3,000,000      5.715           150,000        150,000
CTUS Inc. Preferred Stock                                  100         --                --             --
----------------------------------------------------------------------------------------------------------
                                                                                  $ 500,000      $ 500,000
----------------------------------------------------------------------------------------------------------

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

The outstanding shares of $2.8575 Cumulative Preferred Stock have an aggregate stated value of $150 million. The Cumulative Preferred Stock may be redeemed at the option of the Company on or after October 1, 2007, at $50 per share, plus dividends accrued and unpaid to the redemption date.

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

Note 16. Common Stock
================================================================================

All of the common stock of the Company is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC. Common shares authorized are 150,000,000 with a par value of $5.00. Shares issued were 704 at December 31, 2001 and 2000.

Note 17. Retained Earnings
================================================================================

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

Under the more restrictive of the above rules the Bank can pay dividends to the Company as of December 31, 2001 of approximately $38 million, adjusted by the effect of its net income (loss) for 2002 up to the date of such dividend declaration.

Note 18. Accumulated Other Comprehensive Income
================================================================================

Accumulated other comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in accumulated other comprehensive income balances.

------------------------------------------------------------------------------------------------------
                                                                  2001           2000           1999
------------------------------------------------------------------------------------------------------
                                                                           in thousands
Accumulated other comprehensive income (loss)
 at beginning of year                                        $ 116,851      $ (50,534)     $  44,506
   Fair value adjustments on securities
    available for sale:
     Increase(decrease) in fair value, net of
      taxes of $72,307, $104,717, and $(48,012)
      in 2001, 2000 and 1999, respectively                     127,141        192,318        (88,476)
     Reclassification adjustment for (gains)
      losses included in net income, net of
      taxes of $51,669, $9,395, and $3,534
      in 2001, 2000 and 1999, respectively                     (96,041)       (17,444)        (6,564)
------------------------------------------------------------------------------------------------------
                                                                31,100        174,874        (95,040)
------------------------------------------------------------------------------------------------------
   Adjustments related to SFAS 133:
     Change in unrealized loss on derivatives
      classified as cash flow hedges, net of
      taxes of $(20,194)                                       (37,503)            --             --
     Unrealized net transitional gain related
       to initial adoption of SFAS 133                           2,853             --             --
     Amortization of unrealized transitional
       SFAS 133 gains credited to current income                (2,853)            --             --
------------------------------------------------------------------------------------------------------
                                                               (37,503)            --             --
------------------------------------------------------------------------------------------------------
   Accumulated foreign currency translation adjustments:
     Translation losses, net of taxes of $(6,383)
      and $(4,033) in 2001 and 2000, respectively              (11,841)        (7,489)            --
------------------------------------------------------------------------------------------------------
                                                               (11,841)        (7,489)            --
------------------------------------------------------------------------------------------------------
   Net change in accumulated other
    comprehensive income (loss)                                (18,244)       167,385        (95,040)
------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive
 income (loss) at end of year                                $  98,607      $ 116,851      $ (50,534)
------------------------------------------------------------------------------------------------------

Note 19. Impact of Recently Issued Accounting Standards
================================================================================

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). The Statement is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 141 prohibits the pooling-of-interests method of accounting for business combinations and prescribes the initial recognition and measurement of goodwill and other intangible assets, accounting for negative goodwill and the required disclosures in respect of business combinations.

In July 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives should not be amortized but should be tested for impairment annually.

SFAS 142 does not carry forward the concept of corporate or enterprise-wide goodwill found in previous accounting literature. Under SFAS 142, all goodwill must be assigned to one or more reporting units of the entity and evaluated for impairment at that level. This represents a significant departure from previous accounting guidance which generally applied an acquisition-specific or an enterprise-wide basis for evaluating goodwill for impairment.

The Company was required to adopt the provisions of SFAS 141 immediately and SFAS 142 with effect from January 1, 2002. At January 1, 2002, the Company will have unamortized goodwill of approximately $2.8 billion. Amortization expense related to goodwill was $176.5 million and $176.2 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to estimate reasonably the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. Adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The statement supersedes SFAS 121 and is effective for fiscal years beginning after June 15, 2002 although early adoption is encouraged. SFAS 144 retains many of the fundamental principles of SFAS 121 but differs from it in that it excludes goodwill and intangible assets from its provisions and provides greater direction relating to the implementation of its principles. Adoption is not expected to have a material impact on the financial statements of the Company.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended by SFAS 137 and SFAS 138. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS 133, entities are required to carry all derivatives in the consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the type of hedge.

In accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect adjustment charge of $.5 million in earnings for the year ended December 31, 2001 representing the difference between the fair value of derivatives that were designated as fair value hedging instruments at the date of adoption and the related mark to market of the previously hedged assets and liabilities.

The Company also recorded a net of tax cumulative effect gain of $2.9 million in accumulated other comprehensive income representing the fair value of derivatives that were designated as cash flow hedging instruments at the date of adoption, all of which was recognized in earnings during the current year as the hedged items impacted operating results. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not affected and continue to be amortized over the life of the previously hedged items.

See Summary of Significant Accounting Policies for further discussion of derivative financial instruments and SFAS 133.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 140 replaced Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). It revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carried over most of SFAS 125's provisions without change.

SFAS 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities of the Company occurring after March 31, 2001. Adoption of this standard has not had a material effect on the consolidated financial statements of the Company.

Note 20. Regulatory Matters
================================================================================

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

As of December 31, 2001 the most recent notification from the Federal Reserve Board (FRB) categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must have a minimum total risk-based ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. There are no conditions or events since that notification that management believes have changed the categories. The capital amounts and ratios are presented in the table.

--------------------------------------------------------------------------------
                                        2001                        2000
                                -------------------         --------------------
 December 31,                   Amount        Ratio         Amount        Ratio
--------------------------------------------------------------------------------
                                                   in millions
Total capital
 (to risk weighted assets)
    Company                     $7,404        13.31%        $7,393        13.56%
    Bank                         6,502        11.90          6,458        12.01
Tier 1 capital
 (to risk weighted assets)
    Company                      4,639         8.34          4,573         8.39
    Bank                         4,493         8.22          4,420         8.22
Tier 1 capital
 (to average assets)
    Company                      4,639         5.48          4,573         5.73
    Bank                         4,493         5.46          4,420         5.69
--------------------------------------------------------------------------------

Note 21. Transactions with Principal Shareholder and Related Parties
================================================================================

The Company's common stock is owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC. In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and include deposits taken and placed, short-term borrowings and interest rate contracts and do not have a significant impact on reported results.

At December 31, 2001 and 2000 assets of $738.8 million and $981.5 million, respectively, and liabilities of $4,834.1 million and $3,721.4 million, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Interest income on transactions with HSBC Group members was $46.3 million and $82.0 million for 2001 and 2000, respectively. Interest expense on transactions with HSBC Group members was $159.6 million and $285.7 million for 2001 and 2000, respectively.

Derivative contracts entered into with the HSBC Group are used for various purposes. See Note 28 for a discussion of derivative instruments. At December 31, 2001 and 2000, the notional amounts of all derivative contracts with members of the HSBC Group were $39.09 billion and $20.05 billion, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 2001 and 2000, outstanding extensions of credit secured by eligible collateral were $1,208.2 million and $950.4 million, respectively.

Refer to Notes 1 and 2 for discussions of the Company's divestitures and acquisition transactions with other HSBC Group members.

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. (Swiss Bank), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank's Singapore and Hong Kong branches acquired as part of the Republic acquisition. The 5 percent interest represents the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting due to the common control relationship of the entities. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

In the third quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC's commercial banking activities in the U.S., the Company acquired in a cash purchase the commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

Note 22. Stock Option Plans and Restricted Share Plan
================================================================================

Options have been granted to employees of the Company under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan), the HSBC Holdings Executive Share Option Scheme (the Executive Share Option Plan) and under the HSBC Savings Related Share Option Contribution Program (the Savings Related Share Option Plans).

Group Share Option Plan

The Group Share Option Plan is a long-term incentive compensation plan available to certain Company employees with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. This plan was adopted during 2001. An analysis of the Group Share Option Plan follows.

--------------------------------------------------------------------------------
                                                           2001
--------------------------------------------------------------------------------
                                                   Number       Weighted Average
                                               of Options         Exercise Price
--------------------------------------------------------------------------------
Balance at beginning of year                          --                  $   --
Granted                                        4,084,220                   12.67
(Forfeited)                                     (109,350)                  12.67
--------------------------------------------------------------------------------
Balance at end of year                         3,974,870                  $12.67
--------------------------------------------------------------------------------

The fair value of options granted was $3.38 per option in 2001. Compensation expense recognized amounted to $3.0 million in 2001.

Executive Share Option Plan

The Executive Share Option Plan is a long-term incentive compensation plan available to certain Company employees with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. No further grants have been made under this plan since the adoption of the Group Share Option Plan.

As of December 31, 2001, there were 4,202,842 shares outstanding under this plan primarily as a result of grants issued in 2000 of 2,758,075 shares with an exercise price of $10.85 per share and 1999 of 1,078,542 shares with an exercise price of $9.27 per share. The exercise price of the options ranges from $3.16 per share to $14.03 per share.

The fair value of options granted was $4.55 and $3.34 per option in 2000 and 1999, respectively. Compensation expense recognized related to this plan amounted to $4.9 million in 2001, $4.0 million in 2000 and $1.1 million in 1999.

Savings Related Share Option Plans

The Savings Related Share Option Plans invite eligible employees to enter into savings contracts to save up to $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select savings contracts of either a 5 year or 3 year length. The options are exercisable within six months following the third or fifth year, respectively of the commencement of the related savings contract, at a 20 percent discount for options granted in 2001 or 15 percent discount for options granted in 2000.

-------------------------------------------------------------------------------------------------------
Five Year Contract                                 2001                                    2000
-------------------------------------------------------------------------------------------------------
                                         Number   Weighted Average             Number  Weighted Average
                                     of Options     Exercise Price         of Options    Exercise Price
-------------------------------------------------------------------------------------------------------
Balance at beginning of year          2,906,518        $      9.82                 --       $        --
Granted                                 494,524               8.77          3,343,348              9.82
(Forfeited)                              (6,642)                             (436,830)
-------------------------------------------------------------------------------------------------------
Balance at end of year                3,394,400        $      9.67          2,906,518       $      9.82
-------------------------------------------------------------------------------------------------------

The fair value of options granted was $3.84 and $4.30 per option in 2001 and 2000, respectively. Compensation expense recognized amounted to $2.7 million and $1.4 million in 2001 and 2000, respectively.

-------------------------------------------------------------------------------------------------------
Three Year Contract                                                                        2001
-------------------------------------------------------------------------------------------------------
                                                                               Number  Weighted Average
                                                                           of Options    Exercise Price
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                       --             $  --
Granted                                                                       803,352              8.77
(Forfeited)                                                                   (36,921)
-------------------------------------------------------------------------------------------------------
Balance at end of year                                                        766,431             $8.77
-------------------------------------------------------------------------------------------------------

The fair value of options granted was $3.60 per option in 2001. Compensation expense recognized amounted to $.5 million.

Prior to the Savings Related Share Option Plans being offered to employees in its present form, eligible employees could elect to participate through the Company's 401(k) plan and acquire contributions based on HSBC stock at 85% of market value on the date of grant. An employee's agreement to participate was a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price in the form of stock of HSBC. Eligibility for this plan was discontinued after 1999 with the adoption of the Savings Related Share Option Plans. Compensation expense related to this plan amounted to $2.4 million in 2001, $2.5 million in 2000 and $2.2 million in 1999.

Fair values of share options are calculated at the date of grant using a binomial model which produces similar results to the Black-Scholes model. The significant assumptions used to estimate the fair value of options granted is as follows.

-------------------------------------------------------------------------------------------------------------------
                                                                           Savings Related         Savings Related
                                                        Group Share           Share Option            Share Option
2001                                                    Option Plan          Plan - 5 Year           Plan - 3 Year
-------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                       5.65%                  5.50%                   5.40%
Expected life (years)                                            10                    5.5                     3.5
Expected volatility                                             30%                    30%                     30%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Savings Related
                                                        Group Share        Executive Share            Share Option
2000                                                    Option Plan            Option Plan           Plan - 5 Year
-------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                       6.15%                  6.20%                   6.60%
Expected life (years)                                            10                     10                     5.5
Expected volatility                                             29%                    32%                     32%
-------------------------------------------------------------------------------------------------------------------

Restricted Share Plan

The Company provides awards to key employees in the form of restricted shares. These awards require the achievement of certain performance targets and vest from one to three years from the date of the award. The cost of shares awarded amounted to $23.7 million in 2001.

Republic Plans

Republic had benefit plans including: (1) the Long Term Incentive Stock Plan which provided for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other stock-based awards; (2) the Restricted Stock Election Plan which allowed certain officers who had earned deferred compensation to elect to receive payment in the form of restricted stock; (3) the Performance Based Incentive Compensation Plan which was designed to provide an incentive to officers who served on the Management Executive Committee and were in a position to make a material contribution to Republic for which certain awards were paid out in the form of restricted stock under the Long Term Incentive Plan; and (4) the Long Term Incentive Compensation Plan which granted deferred restricted cash awards to certain employees. Employees vested in the assets awarded under the Plans based on the terms of each Plan. Employees will continue to vest in these Plans under the original terms of the Plans unless they are terminated, at which time they will become fully vested. As part of the acquisition, liabilities of $240.3 million were assumed in connection with the Plans. As a result of the Company's purchase of 100% of Republic's outstanding common stock, amounts earned under these various Plans will be satisfied through future payments of cash rather than the issuance of shares of Republic common stock.

Note 23. Postretirement Benefits
================================================================================

The Company, the Bank and certain other subsidiaries maintain noncontributory pension plans covering substantially all of their employees hired prior to January 1, 1997 and those who joined the Company through acquisitions. Certain other HSBC subsidiaries participate in these plans.

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

---------------------------------------------------------------------------------------------------------------
                                                                                                Other
                                                        Pension Benefits                Postretirement Benefits
                                                        ----------------                -----------------------
                                                     2001              2000              2001              2000
---------------------------------------------------------------------------------------------------------------
                                                                         in thousands
Change in benefit obligation
  Benefit obligation, January 1                 $ 756,038         $ 687,731         $ 118,556         $ 107,214
  Service cost                                     25,232            26,820             2,228             2,130
  Interest cost                                    55,523            53,090             6,579             8,778
  Participant contributions                            --                --               282               267
  Plan amendment                                    2,100                --                --                --
  Actuarial (gain) loss                            12,712            14,829           (18,839)           10,602
  Benefits paid                                   (27,023)          (26,432)           (8,203)          (10,435)
---------------------------------------------------------------------------------------------------------------
Benefit obligation, December 31                 $ 824,582         $ 756,038         $ 100,603         $ 118,556
===============================================================================================================

Change in plan assets
  Fair value of plan assets, January 1          $ 850,759         $ 916,470         $      --         $      --
  Actual return on plan assets                    (49,609)          (39,279)               --                --
  Company contribution                                 --                --             7,921            10,168
  Participant contributions                            --                --               282               267
  Benefits paid                                   (27,023)          (26,432)           (8,203)          (10,435)
---------------------------------------------------------------------------------------------------------------
Fair value of plan assets, December 31          $ 774,127         $ 850,759         $      --         $      --
===============================================================================================================

Funded status of plan
  Funded status, December 31                    $ (50,455)        $  94,721         $(100,603)        $(118,556)
  Unrecognized actuarial (gain) loss              169,007            26,997           (11,297)            7,015
  Unrecognized prior service cost                   6,161             5,005                --                --
  Unrecognized net transition obligation               --                --            35,718            38,965
---------------------------------------------------------------------------------------------------------------
Recognized amount                               $ 124,713         $ 126,723         $ (76,182)        $ (72,576)
===============================================================================================================

Amount recognized in the consolidated
 balance sheet
  Prepaid benefit cost                          $ 124,713         $ 126,723         $      --         $      --
  Accrued benefit liability                            --                --           (76,182)          (72,576)
---------------------------------------------------------------------------------------------------------------
Recognized amount                               $ 124,713         $ 126,723         $ (76,182)        $ (72,576)
===============================================================================================================

Operating expenses for 2001, 2000 and 1999 included the following components.

---------------------------------------------------------------------------------------------------------------------
                                                                                               Other
                                       Pension Benefits                                Postretirement Benefits
                                       ----------------                                -----------------------
                                     2001           2000           1999           2001            2000          1999
---------------------------------------------------------------------------------------------------------------------
                                                                in thousands
Net periodic benefit
 cost (credit)
    Service cost                 $ 25,232       $ 26,820       $ 17,900       $  2,228         $ 2,130        $ 2,060
    Interest cost                  55,523         53,090         31,080          6,579           8,778          5,479
    Expected return on plan
     assets                       (79,689)       (85,965)       (48,748)            --              --             --
    Prior service cost
     amortization                     944            944            959             --              --             --
    Actuarial gain                     --         (3,087)            --           (527)             --             --
    Transition amount
     amortization                      --             --             --          3,247           3,247          3,247
---------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost
 (credit)                        $  2,010       $ (8,198)      $  1,191       $ 11,527         $14,155        $10,786
=====================================================================================================================


Weighted-average assumptions
 as of December 31
    Discount rate                    7.25%          7.75%          8.00%          6.75%           7.25%          7.75%
    Expected return on plan
     assets                          9.50           9.50           9.50             --              --             --
    Rate of compensation
     increase                        4.00           5.15           5.15           4.65(1)         5.15(1)        5.15(1)
---------------------------------------------------------------------------------------------------------------------

(1) Applicable to life insurance only.

Net periodic pension cost includes $1.1 million, none, and $1.7 million for 2001, 2000 and 1999, respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.

For purposes of determining its obligation for other postretirement benefits, the Company has assumed a health care cost trend rate of 8% for 2001, decreasing to 7% in the year 2002. The assumed health care cost trend rate has an effect on the amounts reported. For example, increasing the assumed health care cost trend by 1% would increase the aggregate service and interest cost component by $.2 million and the accumulated postretirement benefit obligation by $2.0 million. Decreasing the health care cost trend rate by 1% would decrease the aggregate service and interest cost components by $.2 million and the accumulated post retirement benefit obligation by $1.9 million.

Employees hired after December 31, 1996 become participants in a defined contribution plan after one year of service. Contributions to the plan are based on a percentage of employees' compensation. Total expense recognized for the plan was $3.0 million in 2001, $2.4 million in 2000, and $1.3 million in 1999.

The Company maintains a 401(k) plan covering substantially all employees. Contributions to the plan by the Company are based on employee contributions. Total expense recognized for the plan was $15.1 million in 2001, $11.7 million in 2000 and $8.9 million for 1999.

Note 24. Business Segments
================================================================================

The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). The segment results show the financial performance of the major business units.

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

The Corporate, Investment Banking and Markets Segment is comprised of two reporting units/components: Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IB&M). CIB provides deposit and lending functionality to large corporate and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities. The IB&M component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

The Personal Financial Services Segment provides an extensive array of products and services including installment and revolving term loans, deposits, branch services, mutual funds, insurance, estate planning and other investment management services. These products are marketed to individuals through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail originations offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

The Private Banking Segment offers a full range of services for high net worth individuals throughout the world including deposit, lending, trading, trust and investment management.

Other consists of the charge for the Princeton Note settlement.

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered its business segments that it uses during 2001. Prior year disclosures have been conformed to the presentation of current segments.


--------------------------------------------------------------------------------------------------------------------------------
                                                     Corporate,
                                                     Investment        Personal
                                     Commercial     Banking and       Financial          Private
                                        Banking         Markets        Services          Banking          Other            Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                            in millions
2001
----
Net interest income (1)                 $   646         $   426         $ 1,099         $     94          $  --          $ 2,265
Other operating income                      191             455             393               57             --            1,096
--------------------------------------------------------------------------------------------------------------------------------
 Total income                               837             881           1,492              151             --            3,361
Operating expenses (2)                      452             349             871              120            575            2,367
--------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      385             532             621               31           (575)             994
Provision for credit losses (3)              90              80              62                6             --              238
--------------------------------------------------------------------------------------------------------------------------------
 CMBT *                                     295             452             559               25           (575)             756
--------------------------------------------------------------------------------------------------------------------------------
Average assets                           17,562          41,485          23,944            3,285             --           86,276
Average liabilities/equity (4)           13,124          30,010          31,703           11,295            144           86,276
--------------------------------------------------------------------------------------------------------------------------------

2000
----
Net interest income (1)                 $   598         $   447         $   971         $    103          $  --          $ 2,119
Other operating income                      151             235             376               70             --              832
--------------------------------------------------------------------------------------------------------------------------------
 Total income                               749             682           1,347              173             --            2,951
Operating expenses (2)                      415             311             882              121             --            1,729
--------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      334             371             465               52             --            1,222
Provision for credit losses (3)              68              34              37               (1)            --              138
--------------------------------------------------------------------------------------------------------------------------------
 CMBT *                                     266             337             428               53             --            1,084
--------------------------------------------------------------------------------------------------------------------------------
Average assets                           16,147          41,911          21,325            3,405             --           82,788
Average liabilities/equity (4)           12,249          28,441          31,234           10,864             --           82,788
--------------------------------------------------------------------------------------------------------------------------------


1999
----
Net interest income (1)                 $   369         $   165         $   692         $     --          $  --          $ 1,226
Other operating income                      104              77             283               --             --              464
--------------------------------------------------------------------------------------------------------------------------------
 Total income                               473             242             975               --             --            1,690
Operating expenses (2)                      183              73             539               --             --              795
--------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      290             169             436               --             --              895
Provision for credit losses (3)              21              12              57               --             --               90
--------------------------------------------------------------------------------------------------------------------------------
 CMBT *                                     269             157             379               --             --              805
--------------------------------------------------------------------------------------------------------------------------------
Average assets                            9,141           9,692          15,397               --             --           34,230
Average liabilities/equity (4)            6,983           8,846          18,401               --             --           34,230
--------------------------------------------------------------------------------------------------------------------------------

* Contribution margin before tax represents pretax income (loss) excluding goodwill amortization.

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2) Expenses for the segments include fully apportioned corporate overhead expenses.

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

Note 25. Collateral, Commitments and Contingent Liabilities
================================================================================

At December 31, 2001 securities, loans and other assets carried in the consolidated balance sheet at $8.6 billion were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The following table provides the fair value of collateral that can be sold or repledged.
--------------------------------------------------------------------------------
December 31,                                                  2001          2000
--------------------------------------------------------------------------------
                                                                 in millions
Trading assets                                              $   --          $223
Securities available for sale                                1,825           404
--------------------------------------------------------------------------------

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at December 31, 2001 and 2000 was $1,402 million and $715 million, respectively. This collateral was obtained under security resale agreements. Of this collateral, $583 million at December 31, 2001 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $326 million at December 31, 2000.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Rental expense under all operating leases, net of sublease rentals, was $60.1 million, $72.7 million and $47.9 million in 2001, 2000 and 1999, respectively. Minimum future rental commitments on operating leases in effect at December 31, 2001 were as follows: 2002, $62 million; 2003, $59 million; 2004, $52 million; 2005, $45 million; 2006, $32 million and $97 million thereafter.

Note 26. Litigation
================================================================================

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation.

On December 17, 2001, the Company announced that it had settled civil law suits brought by 51 of the 53 Japanese plaintiffs who have asserted claims arising from the involvement of its subsidiary, Republic New York Securities Corporation (RNYSC), with its customers Princeton Global Management Ltd. and affiliated entities and their Chairman Martin Armstrong (the Princeton Note Matter). It also announced that it had resolved all of the previously reported regulatory and criminal investigations arising from the Princeton Note Matter. The Princeton Note Matter came to light prior to HSBC's acquisition of Republic New York Corporation, RNYSC's parent, in December 1999.

As part of the resolution, RNYSC, now a dormant subsidiary, pleaded guilty in federal court in Manhattan to two federal criminal charges arising from the misconduct of certain of its former executives in assisting Martin Armstrong's scheme to defraud numerous purchasers of Princeton Notes, which Armstrong offered for sale in Japan. Following the acquisition by HSBC, RNYSC ceased active business during 2000, and the employment of all the RNYSC executives associated with RNYSC's misconduct was terminated.

The United States Attorney's Office in its public filing acknowledged HSBC's exemplary cooperation and recommended to the Court that no criminal fine be imposed on RNYSC. Instead, RNYSC agreed to the imposition of a restitution order requiring it to make payments totaling approximately $569 million to Princeton noteholders, as compensation for their out-of-pocket losses. Since RNYSC's capital was about $81 million, the Company agreed to pay the remaining amount of compensation due to the noteholders in exchange for their termination of the pending civil litigation against the Company and RNYSC, and in connection with the United States Attorney's Office commitment not to pursue any claims against RNYSC's parent company or its banking affiliate. In addition, the settling Princeton noteholders can expect to receive payments totaling approximately $72 million from assets held by Princeton's court-appointed receiver.

At hearings held on January 7 and January 9, 2002 the Court entered the restitution order agreed to by RNYSC and the United States Attorney's Office and also approved the related settlement between HSBC and the Princeton Receiver. Promptly thereafter 17 lawsuits filed in the federal court in Manhattan by 51 Princeton noteholders against the Company, RNYSC and others were dismissed pursuant to the previously announced settlements, terminating the plaintiffs' claims for damages arising from unpaid Princeton Notes with face amounts totaling approximately $1 billion. RNYSC has also reached settlements with seven additional Princeton noteholders who did not file suit.

The after tax cost to date of the settlement is within the range of the price reduction taken by Republic's largest stockholders, companies controlled by the late Mr. Edmond Safra, at the time of HSBC's acquisition of Republic. Two of the noteholders, whose civil suits seek damages arising from unpaid Princeton Notes with face amounts totaling approximately $125 million, are not included in the settlement and their civil suits will continue. The U.S. Government excluded one of them from the restitution order because that noteholder is being criminally prosecuted in Japan for its conduct relating to its Princeton Notes, and excluded the other because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with RNYSC as calculated by the U.S. Government.

Under the regulatory settlements RNYSC agreed with the Securities and Exchange Commission to the revocation of its broker-dealer registration and with the Commodity Futures Trading Commission to the revocation of various commodities-related licenses and the payment of a $5 million civil monetary penalty. It is also expected that RNYSC will shortly reach an agreement with the New York Mercantile Exchange resolving Princeton-related matters.

Note 27. Financial Instruments With Off-Balance Sheet Risk
================================================================================

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

A summary of off-balance sheet and derivative financial instruments follows.

----------------------------------------------------------------------------------------------------------------
December 31,                                                                                2001            2000
----------------------------------------------------------------------------------------------------------------
                                                                                              in millions
Financial instruments whose contractual amounts represent the associated risk:
   Standby letters of credit and financial guarantees (net of risk
    participations of $1,012 and $369) and other letters of credit                      $  5,583        $  5,501
   Unused credit card and home equity lines                                                6,331           5,972
   Commitments to extend credit                                                           28,722          23,957
   Commitments to deliver mortgaged-backed securities                                      2,122             409
Financial instruments whose notional or contractual amounts do not represent the associated risk:
   Interest rate contracts                                                               244,083         145,599
   Foreign exchange contracts                                                            157,877         128,423
   Commodity, equity and other contracts                                                   6,236           4,549
----------------------------------------------------------------------------------------------------------------

Credit card and home equity lines allow consumers to purchase goods or services and to obtain cash advances. However, the Company has the right to change or terminate any terms or conditions of a customer's account, upon notification to the customer. Loan commitments are agreements to make or acquire a loan as long as the agreed upon terms are met.

Standby letters of credit, financial guarantees and other letters of credit are issued in connection with agreements made by customers with counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the letter of credit or the guarantee as a remedy.

For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss, in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Management has an allowance for credit loss related to these instruments of $49.4 million and $39.2 million included in interest, taxes and other liabilities on the consolidated balance sheet at December 31, 2001 and 2000, respectively.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing instruments at current interest and exchange rates. Based on this measurement, $3.4 billion and $2.8 billion was at risk at December 31, 2001 and 2000, respectively. See Note 28 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with derivative financial instruments established for each counterparty through the normal credit approval process. See Note 21 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.

Note 28. Derivative Instruments and Hedging Activities
================================================================================

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

Types of Derivatives

Derivative instruments are contracts whose value is derived from that of an underlying instrument, physical commodity or market index and generally do not involve the exchange of principal but may involve the payment of a fee or receipt of a premium at inception of a contract. Certain instruments such as futures and forward contracts commit the Company to buy or sell a specified financial instrument, currency, precious metal or other commodity at a future date. Futures contracts are exchange-trading instruments that settle through an independent clearing house and require daily cash settlement. Forward contracts are customized transactions that require no cash settlement until the end of the contract.

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

Within the context of its overall balance sheet risk management strategy, derivatives are utilized to protect against changes in fair values and cash flows associated with certain balance sheet assets, liabilities, forecasted transactions and firm commitments in order to maintain net interest margin within a range that management considers acceptable. To achieve this objective, the Company has identified and currently pursues several qualifying SFAS 133 hedge strategies.

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. Additionally, forward contracts are utilized to hedge the foreign currency risk associated with available for sale debt securities.

For the year ended December 31, 2001, the Company recognized a net loss of $.6 million (reported as a component of other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities.

For the year ended December 31, 2001, the Company recognized a net gain of $8.5 million (reported as a component of other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of the change in the fair value of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing.

Trading and Other Activities

The Company enters into certain derivative contracts for purely speculative trading purposes in order to realize profits from short-term movements in interest rates, commodity prices and foreign exchange rates. In addition, certain contracts do not qualify as SFAS 133 hedges and are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

For example, in conjunction with managing the risks associated with its mortgage banking business, the Company purchases interest rate floors. Although these derivative contracts do not qualify as hedges under SFAS 133, they have the economic impact of largely offsetting the erosion in value of the mortgage servicing rights portfolio in declining rate environments. The changes in value of these and all such "economic hedges" are recognized in current period earnings as if they were trading positions.

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

The Company's Asset and Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

As discussed in Note 19, Impact of Recently Issued Accounting Standards, SFAS 133 was adopted effective January 1, 2001. Under SFAS 133, entities are required to carry all derivatives in the consolidated balance sheet at fair value. See Summary of Significant Accounting Policies for additional information on SFAS 133, as well as the pre-SFAS 133 derivative accounting policy.

The following information summarizes the notional amounts of derivative instruments used for both trading and asset/liability management purposes at December 31, 2000 (pre-implementation of SFAS 133). These amounts serve as volume indicators to denote the level of activity and include contracts that have both favorable and unfavorable value to the Company. These notional amounts did not represent the amounts to be exchanged by the Company, nor did they measure the exposure to credit or market risk. These trading positions and asset/liability management positions included intercompany transactions that were established between independent trading departments of the Company that acted as counterparties. The exposure may have been limited by offsetting asset or liability positions held by the Company or by the use of master netting agreements.

At December 31, 2000, the notional amount outstanding of interest rate contracts for trading and asset/liability management positions were $115.6 billion and $30.0 billion, respectively. The notional amount outstanding at December 31, 2000 of foreign exchange contracts for trading and asset/liability management positions were $124.7 billion and $3.8 billion, respectively.

The net fair value of derivative financial instruments was $495 million and $198 million at December 31, 2001 and 2000, respectively.

Note 29. Concentrations of Credit Risk
================================================================================

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

The ability of individual borrowers to repay is generally linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets. At December 31, 2001 40% of residential mortgages and 88% of commercial construction and mortgage loans were located within the Northeastern United States.

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

Note 30. International and Domestic Operations
================================================================================

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

--------------------------------------------------------------------------------
International Assets by Geographic Distribution and Domestic Assets
December 31,                                             2001               2000
--------------------------------------------------------------------------------
                                                             in millions
International:
  Asia/Pacific                                        $ 1,079            $   876
  Europe/Middle East/Africa                             5,517              4,282
  Other Western Hemisphere                              1,775              2,078
--------------------------------------------------------------------------------
Total international                                     8,371              7,236
Domestic                                               78,743             75,799
--------------------------------------------------------------------------------
Total international/domestic                          $87,114            $83,035
--------------------------------------------------------------------------------

The following table presents income statement information relating to the international and domestic operations of the Company. Geographical information has been classified by the location of the principal operations of the subsidiary, or in the case of the Bank, by the location of the branch office. As a result of the Republic acquisition, the Company altered the methodology used to report international income statement information beginning with 2000. Due to the nature of the Company's structure, the following analysis includes intra-Company items between geographic regions. Under this methodology, the international components for 1999 were not significant and therefore are not disclosed.

--------------------------------------------------------------------------------------------------------------------------
Revenues and Earnings - International and Domestic
                                                 Total                           Total                       Income
                                               Revenue (1)                     Expenses (2)                Before Taxes
                                          -------------------             --------------------          ------------------
Year Ended December 31,                   2001            2000            2001            2000          2001          2000
--------------------------------------------------------------------------------------------------------------------------
                                                                           in millions
International:
  Asia/Pacific                      $    206.6      $    339.7      $    174.3      $    290.3      $   32.3      $   49.4
  Europe                                 110.8           254.4            55.4           129.4          55.4         125.0
  Other Western Hemisphere               224.7           158.7           208.9           147.8          15.8          10.9
--------------------------------------------------------------------------------------------------------------------------
Total international                      542.1           752.8           438.6           567.5         103.5         185.3
Domestic (3)                           5,487.5         5,661.4         5,011.4         4,939.2         476.1         722.2
--------------------------------------------------------------------------------------------------------------------------
Total international/domestic        $  6,029.6      $  6,414.2      $  5,450.0      $  5,506.7      $  579.6      $  907.5
--------------------------------------------------------------------------------------------------------------------------

(1) Includes interest income and other operating income. Total revenue includes intra-Company income of $146.4 million and $264.2 million for 2001 and 2000, respectively.

(2) Includes interest expense, operating expenses and provision for credit losses. Total expenses include intra-Company expenses of $146.4 million and $264.2 million for 2001 and 2000, respectively.

(3)  Includes the Caribbean and Canada.

Note 31. Fair Value of Financial Instruments
================================================================================

The following disclosures represent the Company's best estimate of the fair value of on-balance sheet financial instruments. The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to do so.

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

Securities and trading assets and liabilities - The fair value of securities and derivatives contracts have been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

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

----------------------------------------------------------------------------------------------------
                                                   2001                             2000
                                         ----------------------          ---------------------------
                                         Carrying            Fair         Carrying              Fair
December 31,                                Value           Value            Value             Value
----------------------------------------------------------------------------------------------------
                                                                in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                    $ 9,921         $ 9,921         $  9,910          $  9,910
  Trading assets                            9,089           9,089            5,771             5,771
  Securities available for sale            15,745          15,745           17,337            17,337
  Securities held to maturity               4,651           4,840            4,260             4,417
  Loans, net of allowance                  40,417          41,163           39,893            40,406
  Derivative instruments included
   in other assets (1)                         49              49               --                --
  Derivative instruments -
   Pre SFAS 133 (2)                            --              --               (9)               (6)

Financial liabilities:
  Instruments with carrying value
   equal to fair value                      9,493           9,493            9,191             9,191
  Deposits:
   Without fixed maturities                46,099          46,099           42,805            42,805
   Fixed maturities                        10,408          10,468           13,238            13,258
  Trading account liabilities               3,800           3,800            2,767             2,767
  Long-term debt                            4,491           4,861            5,097             5,248
  Derivative instruments included
   in other liabilities (1)                    79              79               --                --
  Derivative instruments -
   Pre SFAS 133 (2)                            --              --              105               146
----------------------------------------------------------------------------------------------------

(1) At December 31, 2001, the amounts reported relate to derivative contracts that qualify for hedge accounting treatment as defined by SFAS 133.

(2) The amounts reported at December 31, 2000 relate to derivative contracts hedging assets and liabilities, respectively, prior to the implementation of SFAS 133.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments.

Note 32. Financial Statements of HSBC USA Inc. (parent)
================================================================================

Condensed parent company financial statements follow.
--------------------------------------------------------------------------------------------
Balance Sheet
December 31,                                                      2001               2000(1)
--------------------------------------------------------------------------------------------
                                                                      in thousands
Assets:
Cash and due from subsidiary bank                          $     4,809           $     3,600
Interest bearing deposits with banks (including
 $1,594,250 and $775,499 in banking subsidiary)              1,659,251               840,499
Trading assets                                                  85,870               182,482
Securities available for sale                                   63,658               299,260
Securities held to maturity (fair value $221,173
 and $163,742)                                                 214,130               156,903
Loans (net of allowance for credit losses of
 $24,643 and $25,732)                                           96,191               114,053
Receivable from subsidiaries                                 1,628,845             1,815,197
Investment in subsidiaries at amount of their
 net assets
    Banking                                                  6,898,797             7,091,423
    Other                                                    1,197,890             1,235,343
Goodwill and other acquisition intangibles                     604,501               699,368
Other assets                                                   661,807               259,921
--------------------------------------------------------------------------------------------
Total assets                                               $13,115,749           $12,698,049
--------------------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                      $   831,970           $   555,527
Short-term borrowings                                        1,634,559               892,586
Long-term debt (2)                                           2,824,398             3,140,736
Long-term debt due to subsidiary (2)                           775,792               775,283
--------------------------------------------------------------------------------------------
Total liabilities                                            6,066,719             5,364,132
Shareholders' equity *                                       7,049,030             7,333,917
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $13,115,749           $12,698,049
--------------------------------------------------------------------------------------------

*See Consolidated Statement of Changes in Shareholders' Equity, page 46.

(1) Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

(2) Contractual scheduled maturities for the debt over the next five years are as follows: 2002, $646 million and none for 2003, 2004 and 2005 and $300 million for 2006.

------------------------------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                                       2001              2000(1)                 1999
------------------------------------------------------------------------------------------------------------
                                                                             in thousands
Income:
  Dividends from banking subsidiaries                  $   950,000            $ 400,000            $ 450,000
  Dividends from other subsidiaries                          3,801                7,501                1,001
  Interest from banking subsidiaries                       138,254              187,925               96,836
  Interest from other subsidiaries                           1,938                1,047                   --
  Other interest income                                     34,910               69,652               15,469
  Securities transactions                                    5,868                6,542                7,800
  Other income                                               9,612               13,218                4,014
------------------------------------------------------------------------------------------------------------
Total income                                             1,144,383              685,885              575,120
------------------------------------------------------------------------------------------------------------
Expenses:
  Interest (including $61,172, $61,338,
   and $33,378 paid to subsidiaries)                       312,902              378,101              123,920
  Goodwill amortization                                     39,381               28,396                   --
  Princeton Note Matter                                    575,000                   --                   --
  Other expenses                                            25,799               72,788               13,831
------------------------------------------------------------------------------------------------------------
Total expenses                                             953,082              479,285              137,751
------------------------------------------------------------------------------------------------------------
Income before taxes, equity in undistributed
 income of subsidiaries and cumulative
 effect of accounting change                               191,301              206,600              437,369
Income tax benefit                                        (311,757)             (92,762)              (4,360)
------------------------------------------------------------------------------------------------------------
Income before equity in undistributed
 income of subsidiaries and cumulative
 effect of accounting change                               503,058              299,362              441,729
Equity in undistributed income (loss)
 of subsidiaries                                          (143,721)             269,597               21,983
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                                         359,337              568,959              463,712
------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change-
 implementation of SFAS 133, net of tax                     (6,199)                  --                   --
------------------------------------------------------------------------------------------------------------
Net income                                             $   353,138            $ 568,959            $ 463,712
============================================================================================================


(1) Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

----------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                                      2001                  000(1)                   1999
----------------------------------------------------------------------------------------------------------------
                                                                              in thousands
Cash flows from operating activities:
  Net income                                            $ 353,138            $    568,959            $   463,712
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     deferred taxes                                       (70,270)                 96,797                (58,960)
    Net change in other accrued accounts                  110,215                  44,326                 33,788
    Undistributed (income) loss of
     subsidiaries                                         143,722                (269,597)               (21,983)
    Other, net                                             79,599                 (60,344)                46,934
----------------------------------------------------------------------------------------------------------------
      Net cash provided by operating
       activities                                         616,404                 380,141                463,491
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                                   (818,752)              1,530,982               (298,400)
  Purchases of securities                                 (89,798)             (3,632,912)                    --
  Sales and maturities of securities                      293,632              10,163,473                 13,198
  Payment to shareholders of acquired
   company                                                     --              (7,091,209)                    --
  Net originations and maturities of loans                263,044                 (25,175)               (38,912)
  Other, net                                             (105,179)                (61,629)               (19,937)
----------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by
       investing activities                              (457,053)                883,530               (344,051)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings                     741,973                (243,235)               (64,125)
  Issuance of long-term debt                                   --                      --                200,000
  Repayment of long-term debt                            (350,000)               (400,000)              (100,000)
  Dividends paid                                         (550,115)               (621,744)              (155,000)
  Other, net                                                   --                   4,593                     --
----------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                    (158,142)             (1,260,386)              (119,125)
----------------------------------------------------------------------------------------------------------------
Net change in cash and due from banks                       1,209                   3,285                    315
Cash and due from banks at beginning of year                3,600                     315                     --
----------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                  $   4,809            $      3,600            $       315
----------------------------------------------------------------------------------------------------------------
Cash paid for:
  Interest                                              $ 322,014            $    384,883            $   120,963
Non-cash activities related to acquisitions:
  Preferred stock assumed                                      --                      --                500,000
  Capital contributed principally in the form
   of treasury securities                                      --                      --              7,088,108
----------------------------------------------------------------------------------------------------------------

(1) Restated to exclude an investment in an entity transferred to HSBC North America Inc. during 2001.

The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company. See Note 17 for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
================================================================================

There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 2001.

PART III

Item 10. Directors and Executive Officers of the Registrant
================================================================================

Directors
Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Sal H. Alfiero, age 64, Chairman and Chief Executive Officer, Protective Industries, LLC. Mr. Alfiero has been a director of the Bank since 1996. He is also a director of Phoenix Companies, Inc., Southwire Company, Niagara Mohawk Holdings Inc., National Health Care Affiliates, Inc., Kaleida Health System and a trustee for the University of Buffalo Foundation. Elected January, 2000.

Sir John R. H. Bond, age 60, Chairman of the Company and the Bank since 1997 and Group Chairman of HSBC since 1998. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, The Hongkong and Shanghai Banking Corporation Limited from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Sir John is director and Chairman of HSBC Finance (Netherlands), Chairman of HSBC Bank plc, Chairman of HSBC Bank Middle East and a director of The Hongkong and Shanghai Banking Corporation Limited, and Ford Motor Company. Elected in 1987.

James H. Cleave, age 59, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of HSBC Bank Canada since 1987. Mr. Cleave is also a director and Chairman of HSBC Bank Canada. Elected in 1991.

Frances D. Fergusson, age 57, President, Vassar College since 1986. Formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is a director of C H Energy Group. She was a director of the Company from 1990 through 1995 and has been a director of the Bank since 1990. Reelected January, 2000.

Douglas J. Flint, age 46, Group Finance Director, HSBC and an Executive Director of HSBC since 1995. A director of HSBC Investment Bank Holdings plc, HSBC Bank Malaysia Berhad and a director of the Bank since 1998. Mr. Flint is a member of the UK Accounting Standards Board and a former partner in KPMG. Elected January, 2000.

Martin J. G. Glynn, age 50, Director, President and Chief Executive Officer, HSBC Bank Canada and Group General Manager. He joined HSBC Bank Canada in 1982. He is also a director of the Bank and Husky Energy Inc. Elected January, 2000.

Stephen K. Green, age 53, Executive Director Investment Banking and Markets, HSBC and an Executive Director of HSBC since 1998. Joined HSBC in 1982. Group Treasurer from 1992 to 1998. Mr. Green is Chairman of HSBC Investment Bank Holdings plc and a director of HSBC Bank plc, Credit Commercial de France S.A., HSBC Guyerzeller Bank AG, HSBC Private Banking Holdings (Suisse) S.A. and HSBC Trinkaus & Burkhardt KGaA. A director of the Bank and the Company since January, 2000.

Richard A. Jalkut, age 57, Executive Chairman and director of Birch Telecom, Inc. Formerly President and Chief Executive of Pathnet. Previously President and Group Executive, NYNEX Telecommunications and Executive Vice President and Chief Operating Officer of New England Telephone and New York Telephone. He was a director of the Company from 1992 through 1995 and has been a director of the Bank since 1992. He is also a director of IKON Office Solution. Reelected January, 2000.

Peter Kimmelman, age 57, Private Investor. Formerly a director of Republic and Republic Bank since 1976. A director of the Bank and the Company since January, 2000.

Charles G. Meyer, Jr., age 64, President of Cord Meyer Development Company. Formerly a director of Republic Bank. A director of the Bank and the Company since January, 2000.

James L. Morice, age 64, Sole member, The JLM Group, LLC, a management consulting firm. Formerly a director of Republic and Republic Bank since 1987. A director of the Bank and the Company since January, 2000.

Youssef A. Nasr, age 47, President and Chief Executive Officer of the Company and the Bank since January, 2000 and a director of the Company and the Bank since 1998. Mr. Nasr is a director of HSBC Bank Canada and was President and Chief Executive Officer of HSBC Bank Canada from 1998 through 1999. He joined HSBC in 1976 and was appointed a Group General Manager in 1998. Elected in 1998.

Jonathan Newcomb, age 55, Principal, Leeds Weld & Co. Formerly Chairman & CEO, Simon & Schuster, Inc. He is a director of the Bank, Edison Schools and The Bureau of National Affairs Inc. He is also a member of the Board of Trustees of Dartmouth College and the Board of Overseers for Dartmouth's Amos Tuck School of Business Administration. Elected January, 2000.

Henry J. Nowak, age 66, Attorney, Consultant and a member of the U.S. House of Representatives from 1974 through 1992. Prior to his service in the U.S. House of Representatives, he was elected to the office and served as Comptroller of the County of Erie. Mr. Nowak is a director of A&G Resources Corporation and is a member of the New York State and Erie County Bar Associations. He was a director of the Company from 1993 through 1995 and has been a director of the Bank since 1993. Reelected January, 2000.

Carole S. Taylor, age 56, Chair of the Canadian Broadcasting Corporation and Chair of the Vancouver Board of Trade. Also a director of Fairmont Hotels and Canfor. Formerly a director of HSBC Bank Canada. Elected a director of the Bank and the Company with effect from April 11, 2002.

Keith R. Whitson, age 58, Group Chief Executive Officer of HSBC Holdings plc since 1998 and a director since 1994. Deputy Chairman of HSBC Bank plc since 1998 and Chief Executive Officer from 1994 to 1998. Director of the Bank from 1990 to 1992 and from 2000 to present. He is Chairman of Merrill Lynch HSBC and of HSBC Bank AS. He is also a director of The Hongkong and Shanghai Banking Corporation Limited, HSBC Bank Canada and Deputy Chairman, Supervisory Board HSBC Trinkaus and Burkhardt KGaA. He has been with HSBC since 1961. Elected in 1998.

Directors' Compensation
================================================================================

For their services as directors of both the Company and the Bank, all nonemployee directors receive an annual retainer of $35,000, plus a fee of $1,000 for each Board meeting attended. Directors who are employees of HSBC or other Group affiliates do not receive annual retainers or fees. In addition, nonemployee directors who are members of any committee of the Board of Directors other than the Audit and Examining Committee also receive a fee of $1,000 for attendance at committee meetings except, when a meeting is held on the same day as a Board meeting or if participation is by conference telephone, the fee is $500. Additionally, committee chairmen receive annual fees of $2,500 for acting in that capacity. Members of the Audit and Examining Committee receive an annual fee which is $9,000 for the chairman and $6,000 for the other members and $500 per meeting for special meetings. Directors are reimbursed for their expenses incurred in attending meetings. The Company and the Bank have standard arrangements pursuant to which directors may defer all or part of their fees.

The Directors' Retirement Plan covers nonemployee directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director's beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director's beneficiary. The Plan is unfunded and payment will be made out of the general funds of the Company or the Bank.

Executive Officers
================================================================================

The table below shows the names and ages of all executive officers of the Company and the positions held by them as of March 15, 2002 and the dates when elected an executive officer of the Company or the Bank.

-------------------------------------------------------------------------------------
                                     Year
Name                     Age      Elected       Present Position with the Company
-------------------------------------------------------------------------------------
Youssef A. Nasr           47         2000       President and Chief Executive Officer
Leslie E. Bains           58         2000       Senior Executive Vice President
Niall S. K. Booker        43         2001       Senior Executive Vice President
Robert M. Butcher         58         1988       Senior Executive Vice President
                                                 and Chief Financial Officer
Alexander A. Flockhart    50         1999       Senior Executive Vice President
Paul L. Lee               55         2000       Senior Executive Vice President
                                                 and General Counsel
Vincent J. Mancuso        55         1996       Senior Executive Vice President
                                                 and Group Audit Executive, USA
Robert H. Muth            49         1993       Senior Executive Vice President
Joseph M. Petri           49         2001       Senior Executive Vice President
Gerald A. Ronning         54         1991       Executive Vice President and Controller
Iain A. Stewart           43         2000       Senior Executive Vice President
Philip S. Toohey          58         1990       Senior Executive Vice President
                                                 and Secretary
George T. Wendler         57         2000       Senior Executive Vice President
                                                 and Chief Credit Officer
-------------------------------------------------------------------------------------

Youssef A. Nasr has been a Director of the Company since 1998. From 1998 through 1999, he had been President and Chief Executive Officer of HSBC Bank Canada. He has been a member of the HSBC Group since 1976.

Leslie E. Bains managed domestic private banking and investments at Republic. Ms. Bains joined Republic in 1993.

Niall S. K. Booker previously was Chief Executive Officer of HSBC Thailand from 1997 to 2001. Mr. Booker has been with the HSBC Group for over twenty years.

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

Item 11. Executive Compensation
================================================================================

The following table sets forth information as to the compensation earned through December 31, 2001 by the President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank for their services on behalf of the Company. Principal position indicates capacity served in 2001.

Summary Compensation Table
================================================================================

                                                   Annual Compensation               Long Term Compensation
                                              -----------------------------------    ----------------------
                                                                                       Restricted                       All
Name and                                                                                    Stock         LTIP        Other
Principal Position                   Year       Salary          Bonus        Other         Awards      Payouts Compensation
------------------------------------------------------------------------------------------------------------------------------
Youssef A. Nasr                      2001     $784,614     $1,500,000     $324,920     $  578,000     $     --     $  6,800
 President and                       2000      738,461      1,100,000      145,172        441,000           --      423,706
 Chief Executive Officer
Joseph M. Petri                      2001      284,615      2,185,000          540      2,015,000           --        5,547
 Senior Executive Vice President
 Investment Banking and Markets
Iain A. Stewart                      2001      514,727      1,600,000      293,723      2,760,000           --           --
 Senior Executive Vice President     2000      569,288      2,000,000       80,664      1,466,000           --      243,351
 Investment Banking and Markets
Robert H. Muth                       2001      567,308        700,000        2,070        200,000           --       16,800
 Senior Executive Vice President     2000      550,000        550,000      117,241        150,000           --      118,859
 Administration                      1999      296,596        275,000        1,469        152,000           --      110,175
Paul L. Lee                          2001      400,000        700,000        1,806        150,000      283,151           --
 Senior Executive Vice President     2000      200,000        550,000          965        150,000      254,036        8,877
 and General Counsel
------------------------------------------------------------------------------------------------------------------------------

Prior to 2000 Messrs. Nasr and Stewart were compensated by HSBC entities other than the Company and prior to 2001, Mr. Petri was compensated by an HSBC entity other than the Company. Prior to 2000, Mr. Lee was compensated by Republic. Mr. Muth's 1999 compensation reflects only the amounts paid by the Company and does not include compensation received while on secondment to another HSBC entity.

Other Annual Compensation for Mr. Nasr includes reimbursement of rental expenses and related tax gross ups amounting to $322,108 in 2001 and $142,119 in 2000. Other Annual Compensation for Mr. Stewart includes a housing allowance of $218,793 in 2001 and an executive travel allowance, including related tax gross-ups, of $51,221 in 2000. Mr. Muth's Other Annual Compensation in 2000 includes tax gross-ups of $96,448. Other Annual Compensation for the other named executives includes health and insurance benefits.

The Restricted Stock Awards represent the monetary value at grant date of awards made under the HSBC Restricted Share Plan for performance in the year indicated. The number of shares of HSBC Holdings plc common stock corresponding to the 2001 awards will not be known until HSBC actually purchases the shares, which is expected to occur in the first quarter of 2002. Dividends are paid on all restricted shares and are reinvested in additional restricted shares. The aggregate number and value at December 31, 2001 of restricted share holdings for each of the named executives was: Mr. Nasr: 81,043 shares ($950,157); Mr. Petri:
68,103 shares ($798,450); Mr. Stewart: 207,920 shares ($2,437,668); Mr. Muth:
38,697 shares ($453,684); and Mr. Lee: 11,094 shares ($130,071). Of Mr.
Stewart's restricted share holdings at December 31, 2001, 44,613 shares represent the accumulated balance of shares originally granted in 2000, 50% of which will vest in 2002 and 50% in 2003. Of Mr. Petri's restricted share holdings at December 31, 2001, 62,556 shares represent the accumulated balance of shares granted in 2001, 50% of which will vest in 2002 and 50% in 2003. The aggregate restricted share holdings of Messrs. Nasr and Stewart at December 31, 2001 include shares granted for performance while employed by HSBC entities other than the Company of 48,192 and 76,404 respectively.

No stock options on HSBC Holdings plc common stock were granted under the HSBC Executive Share Option Plan to any of the named executives for the performance years indicated.

The Long-Term Incentive Plan payouts to Mr. Lee represent payments made under Republic's Long-Term Incentive Plan.

All Other Compensation in 2001 for Messrs. Nasr and Petri represents the Company's matching 401(k) plan contribution. Mr. Muth's All Other Compensation in 2001 represents the Company's matching 401(k) plan contribution and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, the maximum matching contribution available under the 401(k) plan.


------------------------------------------------------------------------------------------------------------------
                  Aggregated Stock Options Exercised in 2001 and Option Values as of Year End 2001

                                                           Number of Securities           Value of Unexercised
                                                     Underlying Unexercised Options       In-the-Money Options
                                                         as of December 31, 2001       as of December 31, 2001 (2)
                   Shares Acquired           Value     ----------------------------    ---------------------------
Name                   on Exercise        Realized     Exercisable   Unexercisable     Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------------
Youssef A. Nasr                 --        $     --         126,000              --        $612,242          $   --
Joseph M. Petri                 --              --              --              --              --              --
Iain A. Stewart                 --              --         106,500              --         470,734              --
Robert H. Muth (1)          19,500         152,905          39,000              --         136,925              --
Paul L. Lee                     --              --              --              --              --              --
------------------------------------------------------------------------------------------------------------------

(1) The aggregate dollar value realized by Mr. Muth upon the exercise of his stock options on April 24, 2001 is based upon the difference between the fair market value of HSBC Holdings plc common stock on the date of exercise and the exercise price of the options, converted to U.S. dollars at the April 24, 2001 exchange rate of 1.4344 per GBP.
(2) The value of unexercised in-the-money options is based on the December 31, 2001 closing price per share of 8.06 GBP for HSBC Holdings plc common stock as quoted on the London Stock Exchange and the December 31, 2001 U.S. dollar exchange rate of 1.4546 per GBP.

The unexercised stock options included above on HSBC Holdings plc common stock were granted under the HSBC Holdings Executive Share Option Scheme for performance years 1997 and prior. The option awards for Messrs. Nasr and Stewart are for performance while employed by other HSBC entities.

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

---------------------------------------------------------------------------------------------
                                      Estimated Annual Retirement Benefits for
Five Year Average                     Representative Years of Credited Service
  Compensation             15              20              25              30              35
---------------------------------------------------------------------------------------------
     $125,000        $ 36,688        $ 49,188        $ 61,688        $ 74,188        $ 74,500
      150,000          44,025          59,025          74,025          89,025          89,400
      175,000          51,363          68,863          86,363         103,863         104,300
      200,000          58,700          78,700          98,700         118,700         119,200
      225,000          66,038          88,538         111,038         133,538         134,100
      250,000          73,375          98,375         123,375         148,375         149,000
      300,000          88,050         118,050         148,050         178,050         178,800
      350,000         102,725         137,725         172,725         207,725         208,600
      400,000         117,400         157,400         197,400         237,400         238,400
      450,000         132,075         177,075         222,075         267,075         268,200
      500,000         146,750         196,750         246,750         296,750         298,000
      600,000         176,100         236,100         296,100         356,100         357,600
      700,000         205,450         275,450         345,450         415,450         417,200
      800,000         234,800         314,800         394,800         474,800         476,800
---------------------------------------------------------------------------------------------

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

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 2001, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Nasr, 15.25; Mr. Muth, 17.5 and Mr. Lee, 9.75. Mr. Petri participates in the Company's defined contribution retirement plan covering employees hired after 1996 and therefore does not receive the special credited service for Senior Management Committee members, applicable to the Company's defined benefit retirement plan. Since Mr. Stewart is an HSBC International Manager, he does not participate in the Company's retirement plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
================================================================================

Principal Holder of Securities
The Company is 100 percent owned by HSBC North America Inc. HSBC North America Inc., is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Bond, Flint, Green and Whitson are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 2001.

Item 13. Certain Relationships and Related Transactions
================================================================================

Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 2001. Similar transactions in the ordinary course of business may be expected to take place in the future.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
================================================================================

A
================================================================================

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

B
================================================================================

Reports on Form 8-K

1. On December 31, 2001 a report on Form 8-K was filed announcing that a resolution was reached in the Princeton Note Matter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant


/s/ Philip S. Toohey
--------------------
Philip S. Toohey
Senior Executive Vice President
and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2002 by the following persons on behalf of the Registrant and in the capacities indicated:

                                        Sal H. Alfiero* Director
/s/ Robert M. Butcher                   John R. H. Bond*
---------------------                    Chairman of the Board
Robert M. Butcher                       James H. Cleave* Director
Senior Executive Vice President         Frances D. Fergusson* Director
and Chief Financial Officer             Douglas J. Flint* Director
(Principal Financial Officer)           Martin J. G. Glynn* Director
                                        Stephen K. Green* Director
                                        Richard A. Jalkut* Director
/s/ Gerald A. Ronning                   Peter Kimmelman* Director
---------------------                   Charles G. Meyer, Jr.* Director
Gerald A. Ronning                       James L. Morice* Director
Executive Vice President                Youssef A. Nasr*
and Controller                           Director, President
(Principal Accounting Officer)           and Chief Executive Officer
                                        Jonathan Newcomb* Director
                                        Henry J. Nowak* Director
                                        Keith R. Whitson* Director


                                        *
                                        /s/ Philip S. Toohey
                                        --------------------
                                        Philip S. Toohey
                                        Attorney-in-fact