Form 10-Q
period 2002-03-31
HSBC USA INC /MD/
filed 2002-05-02
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                For Quarter Ended March 31, 2002

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

                         (212) 525-3735
       Registrant's telephone number, including area code

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

This report includes a total of 30 pages.



                                                              2.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements                               Page

         Consolidated Balance Sheet
         March 31, 2002 and December 31, 2001                  3

         Consolidated Statement of Income
         For The Three Months
         Ended March 31, 2002 and 2001                         4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Three Months
         Ended March 31, 2002 and 2001                         5

         Consolidated Statement of Cash Flows
         For The Three Months Ended
         March 31, 2002 and 2001                               6

         Notes to Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        13


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     27

Signature                                                     28




                                                                   3.


                                                        HSBC USA Inc.
---------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                March 31, December 31,
                                                    2002         2001
----------------------------------------------------------------------
                                                     in thousands
Assets
Cash and due from banks                      $ 1,917,635  $ 2,102,756
Interest bearing deposits with banks           2,761,306    3,560,873
Federal funds sold and securities
  purchased under resale agreements            5,586,667    3,744,624
Trading assets                                 8,768,015    9,088,905
Securities available for sale (incl.$1,310,627
  pledged to creditors at Mar.31, 2002)       14,865,795   15,267,790
Securities held to maturity (fair value
  $4,438,429 and $4,839,705)                   4,280,314    4,651,329
Loans                                         42,778,874   40,923,298
Less - allowance for credit losses               518,451      506,366
----------------------------------------------------------------------
      Loans, net                              42,260,423   40,416,932
Premises and equipment                           748,701      750,041
Accrued interest receivable                      410,007      416,545
Equity investments                               274,984      271,402
Goodwill and other acquisition intangibles     2,885,794    2,895,714
Other assets                                   2,733,048    3,946,665
----------------------------------------------------------------------
Total assets                                 $87,492,689  $87,113,576
======================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                        $ 5,091,896  $ 5,432,106
  Interest bearing                            34,956,715   31,695,955
Deposits in foreign offices
  Noninterest bearing                            431,989      428,252
  Interest bearing                            19,191,646   18,951,096
----------------------------------------------------------------------
      Total deposits                          59,672,246   56,507,409
----------------------------------------------------------------------
Trading account liabilities                    3,569,528    3,799,817
Short-term borrowings                          9,772,318    9,202,086
Interest, taxes and other liabilities          2,566,345    6,064,462
Subordinated long-term debt and perpetual
  capital notes                                2,702,495    2,711,549
Guaranteed mandatorily redeemable
 securities                                      727,663      728,341
Other long-term debt                           1,365,837    1,050,882
----------------------------------------------------------------------
Total liabilities                             80,376,432   80,064,546
----------------------------------------------------------------------

Shareholders' equity
Preferred stock                                  500,000      500,000
Common shareholder's equity
  Common stock                                         4            4
  Capital surplus                              6,038,457    6,034,598
  Retained earnings                              510,402      415,821
  Accumulated other comprehensive income          67,394       98,607
----------------------------------------------------------------------
      Total common shareholder's equity        6,616,257    6,549,030
----------------------------------------------------------------------
Total shareholders' equity                     7,116,257    7,049,030
----------------------------------------------------------------------
Total liabilities and shareholders' equity   $87,492,689  $87,113,576
======================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                    4.

                                                         HSBC USA Inc.
-----------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                          Three months ended March 31,
                                                  2002           2001
-----------------------------------------------------------------------
                                                    in thousands
Interest income
  Loans                                      $  635,012  $    785,569
  Securities                                    247,717       367,716
  Trading assets                                 33,256        60,920
  Short-term investments                         45,143       115,423
  Other interest income                           5,430         7,946
-----------------------------------------------------------------------
Total interest income                           966,558     1,337,574
-----------------------------------------------------------------------
Interest expense
  Deposits                                      261,532       582,840
  Short-term borrowings                          53,090       120,388
  Long-term debt                                 69,923        90,568
-----------------------------------------------------------------------
Total interest expense                          384,545       793,796
-----------------------------------------------------------------------
Net interest income                             582,013       543,778
Provision for credit losses                      73,500        47,550
-----------------------------------------------------------------------
Net interest income, after
 provision for credit losses                    508,513       496,228
-----------------------------------------------------------------------
Other operating income
 Trust income                                    24,899        22,838
 Service charges                                 47,421        43,903
 Mortgage banking revenue                        17,280        12,197
 Other fees and commissions                      92,497        76,499
 Trading revenues:
  Treasury business and other                    43,254        57,117
  Residential mortgage business
   related                                      (11,315)       (6,719)
                                              ----------   ------------
 Total trading revenues                          31,939        50,398
 Security gains, net                             38,001        69,179
 Other income                                    25,100        17,433
-----------------------------------------------------------------------
Total other operating income                    277,137       292,447
-----------------------------------------------------------------------
                                                785,650       788,675
-----------------------------------------------------------------------
Operating expenses
 Salaries and employee benefits                 253,295       243,160
 Occupancy expense, net                          35,905        38,064
 Goodwill amortization                                -        43,392
 Other expenses                                 162,519       167,022
-----------------------------------------------------------------------
Total operating expenses                        451,719       491,638
-----------------------------------------------------------------------
Income before taxes and cumulative
  effect of accounting change                   333,931       297,037
Applicable income tax expense                   123,600       115,800
-----------------------------------------------------------------------
Income before cumulative effect
  of accounting change                          210,331       181,237
-----------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of SFAS 133                          -          (451)
-----------------------------------------------------------------------
Net income                                   $  210,331  $    180,786
==============================-========================================
The accompanying notes are an integral part of the consolidated financial statements.

                                                               5.

                                                     HSBC USA Inc.
------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                     Three months ended March 31,
                                               2002         2001
------------------------------------------------------------------
                                                in thousands
Preferred stock
Balance, January 1,                     $   500,000  $   500,000
------------------------------------------------------------------
Balance, March 31,                          500,000      500,000
------------------------------------------------------------------
Common stock
Balance, January 1,                               4            4
------------------------------------------------------------------
Balance, March 31,                                4            4
------------------------------------------------------------------
Capital surplus
Balance, January 1,                       6,034,598    6,104,264
Return of capital                                 -      (84,939)
Capital contribution from parent              3,859        2,693
------------------------------------------------------------------
Balance, March 31,                        6,038,457    6,022,018
------------------------------------------------------------------
Retained earnings
Balance, January 1,                         415,821      612,798
Net income                                  210,331      180,786
Cash dividends declared:
  Preferred stock                            (5,750)      (6,698)
  Common stock                             (110,000)    (175,000)
------------------------------------------------------------------
Balance, March 31,                          510,402      611,886
------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                          98,607      116,851
  Net change in unrealized gains
    on securities                           (47,133)      23,705
  Net change in unrealized loss on
    derivatives classified as cash flow
    hedges                                   12,648      (17,949)
  Unrealized net transitional gain related
    to initial adoption of SFAS 133               -        2,853
  Amortization of net unrealized
    transitional SFAS 133 gains credited
    to current income                             -         (713)
  Foreign currency translation adjustment     3,272       (1,420)
------------------------------------------------------------------
Other comprehensive income (loss),
  net of tax                                (31,213)       6,476
------------------------------------------------------------------
Balance, March 31,                           67,394      123,327
------------------------------------------------------------------
Total shareholders' equity, March 31,   $ 7,116,257  $ 7,257,235
==================================================================
Comprehensive income
Net income                              $   210,331  $   180,786
Other comprehensive income (loss)           (31,213)       6,476
------------------------------------------------------------------
Comprehensive income                    $   179,118  $   187,262
==================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                            6.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                   Three months ended March 31,
                                                             2002         2001
--------------------------------------------------------------------------------
                                                              in thousands
Cash flows from operating activities
  Net income                                          $   210,331  $   180,786
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
    Depreciation, amortization and deferred taxes          21,673       58,994
    Provision for credit losses                            73,500       47,550
    Net change in other accrual accounts               (1,070,254)     248,605
    Net change in loans originated for sale              (286,966)    (320,630)
    Net change in trading assets and liabilities           11,059     (891,476)
    Other, net                                           (199,807)    (120,122)
--------------------------------------------------------------------------------
      Net cash provided (used) by operating activities (1,240,464)    (796,293)
--------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks      799,567      445,752
  Net change in short-term investments                 (2,791,326)     780,053
  Purchases of securities held to maturity                    (64)     (99,773)
  Proceeds from maturities of securities held to
    maturity                                              362,838      199,414
  Purchases of securities available for sale           (4,254,613)  (3,539,916)
  Proceeds from sales of securities available for sale  2,399,967    2,181,326
  Proceeds from maturities of securities available
    for sale                                              960,083    1,381,701
  Net change in credit card receivables                    55,194       13,859
  Net change in other short-term loans                   (740,282)     389,562
  Net originations and maturities of long-term loans     (956,824)    (576,500)
  Sales of loans                                           15,903       11,333
  Expenditures for premises and equipment                   3,651      (38,096)
  Net cash used in acquisitions, net of
    cash acquired                                               -      (21,547)
  Other, net                                              287,326     (239,477)
--------------------------------------------------------------------------------
      Net cash provided (used) by investing activities (3,858,580)     887,691
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                3,164,837    1,252,443
  Net change in short-term borrowings                   1,549,303     (729,784)
  Issuance of long-term debt                              493,482       77,373
  Repayment of long-term debt                            (178,067)    (298,204)
  Return of capital                                             -      (84,939)
  Dividends paid                                         (115,632)    (181,961)
--------------------------------------------------------------------------------
      Net cash provided by financing activities         4,913,923       34,928
--------------------------------------------------------------------------------
Net change in cash and due from banks                    (185,121)     126,326
Cash and due from banks at beginning of period          2,102,756    1,860,713
--------------------------------------------------------------------------------
Cash and due from banks at end of period              $ 1,917,635  $ 1,987,039
================================================================================
Non-cash activities:
  Transfer of securities from held to maturity to
    available for sale                                $         -  $   189,867
  Transfer of securities from available for sale
    to held to maturity                                         -    1,041,911
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                                                              7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
----------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. Such policies, except as described in Note 3, are consistent with those applied in the presentation of the Company's 2001 annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 2001 Annual Report on Form 10-K (the 2001 10-K). Certain reclassifications have been made to prior period amounts to conform to current period presentations.

2.  Business Segments
----------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered its business segments that it used in 2001.
Prior period disclosures have been conformed to the presentation of current segments. The Company has four business segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131,
Disclosures about Segments of an Enterprise and Related
Information (SFAS 131). The segment results show the financial performance of the major business units.

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



                                                          8.

The Corporate, Investment Banking and Markets Segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IB&M). CIB provides deposit and lending functionality to large corporate and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities. The IB&M component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

The Private Banking Segment offers a full range of services for high net worth individuals throughout the world including deposit, lending, trading, trust and investment management.

Other consists of the average balance of the Princeton Note settlement which was paid in January of 2002.

                                                                                                   9.


-----------------------------------------------------------------------------------------------------
                                                                Corporate,
                                      Personal                 Investment
                                     Financial   Commercial   Banking and   Private
                                      Services      Banking       Markets   Banking   Other    Total
-----------------------------------------------------------------------------------------------------
                                                              in millions
Three months ended March 31, 2002
---------------------------------
Net interest income (1)                $   307      $   160       $    94   $    21     $ -  $   582
Other operating income                     120           46            96        15       -      277
-----------------------------------------------------------------------------------------------------
 Total income                              427          206           190        36       -      859
Operating expenses (2)                     234          106            88        24       -      452
-----------------------------------------------------------------------------------------------------
  Working contribution                     193          100           102        12       -      407
Provision for credit losses (3)             19           39            15         -       -       73
-----------------------------------------------------------------------------------------------------
 CMBT *                                    174           61            87        12       -      334
-----------------------------------------------------------------------------------------------------
Average assets                          26,596       16,387        42,810     2,421       -   88,214
Average liabilities/equity (4)          33,212       12,987        33,168     8,786      61   88,214
-----------------------------------------------------------------------------------------------------

Three months ended March 31, 2001
---------------------------------
Net interest income (1)                $   266      $   159       $    92   $    27     $ -  $   544
Other operating income                     100           49           120        23       -      292
-----------------------------------------------------------------------------------------------------
 Total income                              366          208           212        50       -      836
Operating expenses (2)                     228          108            77        35       -      448
-----------------------------------------------------------------------------------------------------
  Working contribution                     138          100           135        15       -      388
Provision for credit losses (3)             30           18            (5)        5       -       48
-----------------------------------------------------------------------------------------------------
 CMBT *                                    108           82           140        10       -      340
-----------------------------------------------------------------------------------------------------
Average assets                          23,302       16,909        41,442     3,393       -   85,046
Average liabilities/equity (4)          31,953       12,862        28,564    11,667       -   85,046
=====================================================================================================

* Contribution margin before tax represents pretax income (excluding goodwill amortization in the 2001 quarter).

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



                                                         10.


3.  New Accounting Standards
----------------------------------------------------------------

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

SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through credits to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. Adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

4.  Goodwill and Intangible Assets
----------------------------------------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually. In accordance with SFAS 142, the Company has completed its transitional goodwill impairment test and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was recognized as of January 1, 2002.


The following table presents the consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.

---------------------------------------------------------------
Three months ended March 31,                  2002        2001
---------------------------------------------------------------
                                               in thousands
Reported net income                       $210,331    $180,786
Goodwill amortization add-back                   -      43,392
---------------------------------------------------------------
Adjusted net income                       $210,331    $224,178
===============================================================

                                                         11.

The following table presents the changes in the carrying amount of goodwill for each of the reported business segments for the three months ended March 31, 2002.

----------------------------------------------------------------------------------------
                                                      Corporate,
                              Personal               Investment
                             Financial   Commercial   Banking &    Private
                              Services      Banking     Markets    Banking        Total
----------------------------------------------------------------------------------------

                                                    in thousands
Balance December 31, 2001   $1,189,536     $543,052    $637,627   $407,306   $2,777,521
Goodwill adjustments and
 other                          (3,069)      (1,401)     (1,645)    (1,051)      (7,166)
----------------------------------------------------------------------------------------
Balance March 31, 2002      $1,186,467     $541,651    $635,982   $406,255   $2,770,355
========================================================================================

The following table presents all acquired intangibles of the Company that are being amortized. Amortization of the acquired intangible assets was $2.8 million for the three months ended March 31, 2002. Annual amortization is expected to be approximately $11.0 million for the years ended December 31, 2002 through 2006. At March 31, 2002 acquired intangible assets are as follows.

----------------------------------------------------------------
                                  Gross Carrying    Accumulated
                                          Amount   Amortization
----------------------------------------------------------------
                                             in thousands
Favorable lease arrangements            $ 62,767        $10,194
Excess premium (SFAS 72)                 101,940         39,077
----------------------------------------------------------------
Total                                   $164,707        $49,271
================================================================



5.  Pledged Assets
----------------------------------------------------------------

At March 31, 2002, assets amounting to $9.2 billion were pledged as collateral for borrowings, to secure public deposits and for other purposes. The significant components of the assets pledged at March 31, 2002 were as follows:
$8.7 billion were securities and trading assets and $.4 billion were loans.


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

----------------------------------------------------------------
                                        March 31,   December 31,
                                            2002           2001
----------------------------------------------------------------
                                                in billions
Trading assets                              $ .1           $  -
Securities available for sale                1.3            1.8
----------------------------------------------------------------


                                                         12.

6.  Collateral
----------------------------------------------------------------

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at March 31, 2002, totalled $3.6 billion compared with $1.4 billion at December 31, 2001. This collateral was obtained under security resale agreements.
Of this collateral, $2.2 billion at March 31, 2002 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $.6 billion at December 31, 2001.

7.  Litigation
----------------------------------------------------------------

As previously reported, there is pending a purported class action entitled Ravens v. Republic New York Corporation, et al., that was filed in the United States District Court for the Eastern District of Pennsylvania on October 7, 1999 on behalf of former shareholders of Republic New York Corporation (Republic) who acquired their common stock between May 10, 1999 (when signing of the merger agreement between Republic and HSBC was announced) and September 15, 1999. On October 16, 2000 an amended complaint in the Ravens action was filed, alleging that the defendants violated the federal securities laws in the merger transaction between Republic and HSBC by failing to disclose facts relating to potential liabilities with respect to the Princeton Note Matter. The amended complaint seeks unspecified damages on behalf of the class. On January 16, 2001, defendants filed a motion to dismiss the Ravens action.
On April 24, 2002, the court denied in part the Company's motion to dismiss. The Company intends to defend vigorously against these claims.


                                                         13.


Management's Discussion and Analysis of Financial Condition
and Results of Operations
----------------------------------------------------------------

HSBC USA Inc. (the Company) reported first quarter 2002 net income of $210.3 million, compared with $180.8 million in the first quarter of 2001. Revenue growth and the implementation of SFAS 142 in January 2002, which eliminates the amortization of goodwill through operating expenses, more than offset lower security gains, increased provision for credit losses and a higher underlying tax rate.

Net Interest Income
----------------------------------------------------------------

   2002 Compared to 2001

Net interest income for the first quarter of 2002 was $582.0 million compared with $543.8 million for the first quarter of 2001. The 7% increase in net interest income reflects the impact of a larger balance sheet and a wider interest margin.

The Federal Reserve lowered short-term interest rates eleven times during 2001. The lower interest rate environment continued to impact the Company in the first quarter of 2002 and led to lower gross yields earned on assets and to lower gross rates paid on liabilities compared to 2001. The short-term rate cuts led to wider interest margins in certain commercial businesses, the residential mortgage business and treasury.

Interest income was $966.6 million in the first quarter of 2002 compared with $1,337.6 million in the first quarter of 2001. Average earning assets were $79.0 billion for the first quarter of 2002 compared with $77.0 billion a year ago. The average rate earned on earning assets was 5.00% for the first quarter of 2002 compared with 7.08% a year ago.

Interest expense for the first quarter of 2002 was $384.5 million compared with $793.8 million in the first quarter of 2001. Average interest bearing liabilities for the first quarter of 2002 were $68.9 billion, compared with $66.0 billion a year ago. The average rate paid on interest bearing liabilities for the first quarter of 2002 was 2.26% compared with 4.88% a year ago.

The taxable equivalent net yield on average total assets for the first quarter of 2002 was 2.71%, compared with 2.62% a year ago.

Average residential mortgages grew $2.6 billion compared to first quarter 2001, as the mortgage banking division experienced particularly strong levels of production in the later part of 2001 and first quarter 2002, driven by a lower rate environment. Average investment securities decreased $2.0 billion as the Company sold securities, including mortgage backed securities, during the first half of 2001, to adjust to interest rate


                                                         14.

changes and to reconfigure exposure to residential mortgages. During the first quarter of 2002, the Company continued to reduce its holdings in Mexican securities. The overall balance sheet growth was funded largely by increased levels of consumer savings and commercial money market deposits.

   Forward Outlook

For the remainder of 2002, the Company will continue to pursue modest growth in high quality commercial loans, residential mortgages and core personal and commercial deposits. Some less profitable commercial lending relationships are expected to be exited during the remainder of 2002. The steeper yield curve which benefited the Company in the later part of 2001 and the first quarter of 2002 is expected to continue into the third quarter. As an anticipated sustainable economic recovery emerges, the yield curve should be less steep and interest margins are expected to tighten.

Other Operating Income
----------------------------------------------------------------

Total other operating income was $277.1 million in the first quarter of 2002, compared with $292.4 million in the first quarter of 2001.

   2002 Compared to 2001 - Nontrading Income

Wealth management, insurance and bankcard fees continued to show growth in the first quarter of 2002. Brokerage revenues were up $10.5 million or 60% due in part to sales of annuity products and increased transaction volume.
Insurance revenues increased over $5.0 million or 73% compared to the first quarter of 2001. Security gains for the first quarter 2002 included gains on sales of mortgage backed, U.S. Treasury and Republic of Mexico securities.
Security gains in the first quarter of 2001 were unusually high as the Company sold securities to adjust to interest rate changes and to reconfigure exposure to residential mortgages. Also during the first quarter of 2001, a $19.3 million one-time security gain was realized on the sale of shares in Canary Wharf, a retail/office development project in London, England.

   Forward Outlook - Nontrading Income

During the remainder of 2002, the Company will focus on growth in brokerage, insurance, trust, asset management and trade service related fees. The Company will utilize its strong retail distribution network, its improving branch visibility in the United States as well as its HSBC Group linkage to pursue revenue growth despite an uncertain economy. The Company continues to face strong competitive challenges from other banks and financial service providers to maintain and grow market share in key customer segments.


                                                         15.

   Trading Income

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

----------------------------------------------------------------------------
Three months ended March 31,                                 2002      2001
----------------------------------------------------------------------------
                                                              in millions
Trading revenues - treasury business and other             $ 43.2     $57.1
Net interest income                                          13.0      12.2
----------------------------------------------------------------------------
Trading related revenues - treasury business and other     $ 56.2     $69.3
============================================================================

Business:
  Derivatives and treasury                                 $ 26.0     $20.3
  Foreign exchange                                             .7      16.4
  Precious metals                                            19.1      18.6
  Other trading                                              10.4      14.0
----------------------------------------------------------------------------
Trading related revenues - treasury business and other     $ 56.2     $69.3
============================================================================

Trading revenues - residential mortgage business related   $(11.3)    $(6.7)
============================================================================

   Treasury Business and Other: 2002 Compared to 2001

Total treasury business and other trading related revenues were $56.2 million in the first quarter of 2002 compared to $69.3 million in the first quarter of 2001. The decline in the 2002 first quarter foreign exchange trading revenue reflects unanticipated adverse exchange rate movements in certain foreign capital markets. Derivatives and treasury trading revenues increased to $26.0 million, a $5.7 million or 28.1% increase over the prior year's quarter. The Company's decision to upgrade its derivatives product capability and ability to market derivative products to clients resulted in a $3.4 million increase in revenue over the comparable quarter of 2001. The remainder of the increase period to period achieved by the derivatives and treasury businesses related to domestic treasury activities, where the Company was able to take advantage of the favorable interest rate environment and price volatility during 2002.

   Treasury Business and Other: Forward Outlook

The Company expects to build on its expanded capabilities in foreign exchange and interest rate derivatives to grow dealing related revenues during the remainder of 2002. However, these revenues are subject to market factors, among other things, and may vary significantly from quarter to quarter. Downward pressure on U.S. interest rates is anticipated until signs of a sustainable economic recovery emerge, at which time the yield


                                                         16.


curve is expected to be less steep. Net interest margins in treasury are expected to decline reflecting higher margin securities sold in 2001 and the first quarter of 2002 and the anticipated flatter yield curve as the economy begins to improve.

   Residential Mortgage Business Related

In conjunction with the adoption of the Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities (SFAS 133) on
January 1, 2001, certain derivative financial instruments including interest rate lock commitments granted to customers, forward sales commitments associated with originated mortgage loans held for sale, and instruments used to protect against the decline in economic value of mortgage servicing rights, are recorded as trading positions. The mark to market of these instruments recognized during the first quarter of 2002 was a loss of $2.6 million relating to mortgage servicing rights and a loss of $8.7 million relating to mortgage loans held for sale.

Operating Expenses
----------------------------------------------------------------

   2002 Compared to 2001

Operating expenses were $451.7 million in the first quarter of 2002 compared with $491.6 million for the first quarter of 2001. The decrease in operating expenses was primarily a result of the adoption of SFAS 142. See Note 4 for a discussion of SFAS 142. Under SFAS 142, goodwill is no longer being amortized through operating expenses.
Partially offsetting the significant decrease of amortization expense was an increase in salaries and employee benefits reflecting higher levels of incentive and additional compensation in investment banking and markets, mortgage banking and wealth management, as well as increased fringe benefit and pension costs.

   Forward Outlook

The Company continues to position itself to operate in an uncertain economy. Improving efficiencies and maintaining strict cost disciplines will be a priority for the remainder of 2002. Limited infrastructure and personnel related expansion are anticipated to support continued growth in wealth management and selected trading related businesses.

Income Taxes
----------------------------------------------------------------

The effective tax rate was 37% in the first quarter of 2002 compared with 39% in the same period of 2001. The net deferred tax asset at March 31, 2002 was $361 million compared with $328 million at December 31, 2001. The decrease in the effective tax rate was primarily attributable to the affect of excluding goodwill amortization expense, offset in part by the decline in tax advantaged income associated with certain liquidated investments.


                                                         17.

Business Segments
----------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered its business segments that it used in 2001.
Prior period disclosures have been conformed to the presentation of current segments. The Company has four business segments that it uses for management reporting:
personal financial services; commercial banking;
corporate, investment banking and markets; and private banking. A description of each segment and the methodologies used to measure financial performance are included in Note 2, Business Segments. The following summarizes the results for each segment.

   Personal Financial Services

This segment contributed $174 million to CMBT in the first quarter of 2002. Growth in CMBT over the same quarter of 2001 was $66 million or 61%. The increase in net interest income for 2002 reflects the impact of a larger balance sheet and a wider interest margin. Asset growth reflects increases in residential mortgages driven by a lower interest rate environment. The balance sheet growth was funded by increased levels of consumer savings and commercial money market deposits. The increase in other operating income reflects growth in wealth management fees, insurance and deposit service charges.

   Commercial Banking

This segment contributed $61 million to CMBT in the first quarter of 2002 compared with $82 million in 2001. The decline in CMBT was driven by higher provisions for credit losses, as a small number of loans incurred losses during the first quarter of 2002. Both revenue and operating expenses in this segment were relatively flat period to period.

   Corporate, Investment Banking and Markets

This segment contributed $87 million to CMBT in the first quarter of 2002 compared with $140 million in the same quarter of 2001. The decrease in CMBT was mainly due to lower levels of security gains during 2002. Security gains in the first quarter of 2001 were unusually high as the Company sold securities to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The reduction in other operating income also reflects lower levels of trading revenue in 2002 due to difficult conditions in the capital markets. The provision for credit losses increased during 2002 as the prior year had unusually light credit losses during the first quarter.

   Private Banking

This segment contributed $12 million to CMBT in the first quarter of 2002, compared with $10 million in the same quarter of 2001. The transfer of Asian private banking customers to other HSBC Group members reduced both income and operating expenses for this segment.


                                                                    18.

Asset Quality
-----------------------------------------------------------------------

The following table provides a summary of the allowance for credit losses and nonaccruing loans.

-----------------------------------------------------------------------
                                     3 Months          Year   3 Months
                                        Ended         Ended      Ended
                                      3/31/02      12/31/01    3/31/01
-----------------------------------------------------------------------
                                                  in millions
Balance at beginning of period         $506.4        $525.0     $525.0
Other                                       -         (19.0)         -
Provision charged to income              73.5         238.4       47.6
Charge offs:
  Commercial                             49.3         188.0        8.7
  Consumer                               19.8          80.0       18.3
  International                           1.6          12.5         .5
-----------------------------------------------------------------------
Total charge offs                        70.7         280.5       27.5
-----------------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                              5.9          29.0        3.4
  Consumer                                3.3          13.7        3.5
  International                            .1            .1          -
-----------------------------------------------------------------------
Total recoveries                          9.3          42.8        6.9
-----------------------------------------------------------------------
Total net charge offs                    61.4         237.7       20.6
-----------------------------------------------------------------------
Translation adjustment                      -           (.3)        .7
-----------------------------------------------------------------------
Balance at end of period               $518.5        $506.4     $552.7
-----------------------------------------------------------------------

-----------------------------------------------------------------------
                                     March 31,  December 31,  March 31,
                                         2002          2001       2001
-----------------------------------------------------------------------
                                                in millions
Nonaccruing Loans
-----------------
  Balance at end of period            $ 375.0       $ 416.8    $ 441.8
  As a percent of loans outstanding       .88%         1.02%      1.08%

Nonperforming Loans and Assets *
------------------------------
  Balance at end of period            $ 392.6       $ 434.5    $ 460.4
  As a percent of total assets            .45%          .50%       .54%

Allowance Ratios
----------------
  Allowance for credit losses as
   a percent of:
   Loans                                 1.21%         1.24%      1.35%
   Nonaccruing loans                   138.24        121.50     125.09
-----------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.


The provision for credit losses for the quarter ended March 31, 2002 was $73.5 million compared with $47.6 million at March 31, 2001. This increase reflects the general weakness in the U.S. economy coupled with specific deterioration in markets and business segments served by the Company including large corporate and middle market commercial business and international sites.

Total nonaccruing loans decreased by $66.8 million to $375.0 million at March 31, 2002 from $441.8 million at March 31,
2001. The decrease reflects the unconditional sale of $89.5 million of nonaccruing loans since March 31,

                                                         19.


2001, offset by an increase in loans migrating to nonaccrual status. This deterioration was further evidenced by a $528.0 million increase in criticized assets, which are loans the Company has credit graded "special mention," "substandard" or "doubtful" during the same period. Net charge offs during the first quarter of 2002 of $61.4 million were $40.8 million higher than the first quarter of 2001, largely related to a small number of problem loans. Overall, key coverage statistics remained strong. Although the allowance for credit losses at March 31, 2002 represented 1.21% of total loans compared with 1.35% at March 31, 2001, the decrease was primarily attributable to growth in the residential mortgage loan portfolio which tends to have a lower credit risk profile. The allowance for credit losses at March 31, 2002 as a percentage of nonaccruing loans increased to 138.24% compared with 125.09% at March 31, 2001.

The Company identified impaired loans totaling $245 million at March 31, 2002, of which $156 million had an allocation from the allowance of $82 million. At December 31, 2001, impaired loans were $243 million of which $151 million had an allocation from the allowance of $83 million.

The Company anticipates that the impact of recent world events and the overall uncertainty in the domestic and world economies will continue to have a significant long-term effect on general economic conditions, governmental and corporate spending priorities, consumer confidence and the general business climate. Credit quality in all portfolios is a concern and the Company has and will continue to take decisive action to quickly identify and address problem situations.

Derivative Instruments and Hedging Activities
----------------------------------------------------------------

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

Liquidity Management
----------------------------------------------------------------

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



                                                         21.

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

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. As of March 31, 2002, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings:

                  Short-Term Debt         Long-Term Debt
                -------------------     -------------------
                Moody's  S&P  Fitch     Moody's  S&P  Fitch
                -------  ---  -----     -------  ---  -----
HSBC USA Inc.     P-1    A-1   F1+        A1     A+    AA-
HSBC Bank USA     P-1    A-1+  F1+        Aa3    AA-   AA-

The Company has filed a shelf registration statement with the Securities and Exchange Commission under which it may issue up to $1.1 billion in debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company maintains an unused $500 million bank line of credit with HSBC, and as member of the New York
Federal Home Loan Bank, a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $19 billion, approximately $3 billion of which is scheduled to mature during 2002, a liquid trading portfolio of approximately $9 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives.
Currently, assets supplement liquidity derived from liabilities, only in a crisis scenario.

It is the policy of the Bank to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained


                                                         22.

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

Capital
----------------------------------------------------------------

Total common shareholder's equity was $6.6 billion at March 31, 2002, compared with $6.5 billion as December 31, 2001.

Under risk-based capital guidelines, the Company's capital ratios were 8.36% at the Tier 1 level and 13.25% at the total capital level at March 31, 2002. These ratios compared with 8.34% at the Tier 1 level and 13.31% at the total capital level at December 31, 2001.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 5.59% at March 31, 2002 compared with 5.48% at December 31, 2001.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of March 31, 2002 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of March 31, 2002, the Company had a position of $.2 million PVBP reflecting the impact of a one basis point


                                                         23.

increase in interest rates. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of various financial instruments including interest rate floors and mortgage backed securities.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for a 200 basis point gradual rate movement. As of March 31, 2002, for a gradual 200 basis point increase in rates, the value was projected to drop by .8% and for a 200 basis point gradual decrease in rates, value was projected to drop by 9.8%. The projected drop in value is primarily related to changes in the value of balance sheet products with ascribed maturities beyond three years and assumes no management actions to either manage exposures to the changing interest rate environment or reinvesting the proceeds from any maturing assets or liabilities.

In addition to the above mentioned limits, the Company's Asset and Liability Management Committee particularly monitors the simulated impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, after tax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all assets and liabilities, including derivative instruments such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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


                                                         24.

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on April 1, 2002 would cause projected net interest income for the next twelve months to decrease by $41 million and increase by $32 million, respectively. This +/- 2% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on April 1, 2002, would cause projected net interest income for the next twelve months to decrease by $31 million and $8 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $81 million and $47 million, respectively.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Trading Activities
----------------------------------------------------------------


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


                                                         25.


The following table summarizes trading VaR of the Company.

--------------------------------------------------------------------------
                                      1st Quarter 2002
                      March 31,   -------------------------   December 31,
                          2002    Minimum  Maximum  Average          2001
--------------------------------------------------------------------------
                                         in millions
Total trading            $20.3      $10.3    $24.3    $16.4         $19.2
Commodities                1.4         .1      2.4       .7            .3
Equities                   2.7        1.0      4.7      2.3           2.0
Foreign exchange           6.7        1.2     13.5      6.3           4.6
Interest rate             21.6       10.4     23.1     16.0          21.5
--------------------------------------------------------------------------


The following summary illustrates the Company's daily revenue earned from market risk-related activities during the first quarter of 2002. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 27 days with negative revenue during the first quarter of 2002.
The most frequent result was a daily revenue of between zero and $2 million with 26 occurrences. The highest daily revenue was $6.5 million and the largest daily loss was $3.0 million.

------------------------------------------------------------------------------------------
Ranges of daily revenue
earned from market risk-
related activities
(in millions)             $(4) to $(2)  $(2) to $0  $0 to $2  $2 to $4  $4 to $6  Over $6
------------------------------------------------------------------------------------------
Number of trading days
market risk-related
revenue was within the
stated range                        6           21        26         5         2        1
------------------------------------------------------------------------------------------

Forward-Looking Statements
----------------------------------------------------------------

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

                                                                            26.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                First Quarter 2002         First Quarter 2001
                              Balance   Interest Rate   Balance   Interest  Rate
--------------------------------------------------------------------------------
                                                in millions
Assets
Interest bearing deposits
  with banks                 $  3,590  $   22.9  2.59% $  4,753  $   72.4   6.18%
Federal funds sold and
  securities purchased under
  resale agreements             4,911      22.2  1.83     2,921      43.0   5.97
Trading assets                  9,332      33.3  1.43     7,923      60.9   3.08
Securities                     19,035     253.9  5.41    20,987     373.3   7.21
Loans
  Domestic
    Commercial                 16,675     187.8  4.57    16,317     296.2   7.36
    Consumer
       Residential mortgages   18,752     311.9  6.65    16,186     308.5   7.62
       Other consumer           3,050      70.0  9.31     3,305      96.4  11.83
--------------------------------------------------------------------------------
     Total domestic            38,477     569.7  6.00    35,808     701.1   7.94
  International                 3,627      65.6  7.33     4,594      84.7   7.48
--------------------------------------------------------------------------------
      Total loans              42,104     635.3  6.12    40,402     785.8   7.89
--------------------------------------------------------------------------------
Other interest                     **       5.4    **        **       7.9     **
--------------------------------------------------------------------------------
Total earning assets           78,972  $  973.0  5.00%   76,986  $1,343.3   7.08%
--------------------------------------------------------------------------------
Allowance for credit losses      (515)                     (536)
Cash and due from banks         2,049                     1,693
Other assets                    7,708                     6,903
--------------------------------------------------------------------------------
Total assets                 $ 88,214                  $ 85,046
================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                    $    381  $    0.4  0.42% $    368  $    0.9   1.06%
Consumer savings deposits      14,933      41.8  1.14    12,479      72.1   2.34
Other consumer time deposits    9,681      72.4  3.04    11,598     148.4   5.19
Commercial, public savings
 and other time deposits        8,325      35.4  1.72     6,278      62.2   4.02
Deposits in foreign offices    19,754     111.5  2.29    21,367     299.2   5.68
--------------------------------------------------------------------------------
Total interest bearing
 deposits                      53,074     261.5  2.00    52,090     582.8   4.54
--------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements          1,764       6.8  1.55     1,954      25.5   5.23
Other short-term borrowings     9,247      46.3  2.03     6,963      94.9   5.52
Long-term debt                  4,860      69.9  5.83     5,028      90.6   7.31
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                  68,945  $  384.5  2.26%   66,035  $  793.8   4.88%
--------------------------------------------------------------------------------
Interest rate spread                             2.74%                      2.20%
--------------------------------------------------------------------------------
Noninterest bearing deposits    5,636                     5,622
Other liabilities               6,482                     6,022
Total shareholders' equity      7,151                     7,367
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $ 88,214                  $ 85,046
================================================================================
Net yield on average earning assets              3.02%                      2.89%
Net yield on average total assets                2.71                       2.62
================================================================================
*  Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan
   Bank stock included in other assets.


                                                         27.

Part II - OTHER INFORMATION
----------------------------------------------------------------

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibit
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02  Computation of Ratio of Earnings to Combined Fixed
           Charges and Preferred Dividends.

(b) Reports on Form 8-K
    None



                                                         28.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         HSBC USA Inc.
                                          (Registrant)


Date: May 1, 2002                    /s/ Gerald A. Ronning
                             -------------------------------------
                                        Gerald A.Ronning
                             Executive Vice President & Controller
                                  (On behalf of Registrant and
                                  as Chief Accounting Officer)



                                                         29.

                                                   Exhibit 12.01



                         HSBC USA Inc.
       Computation of Ratio of Earnings to Fixed Charges
                  (in millions, except ratios)

-----------------------------------------------------------------
                                     Three months ended March 31,
                                             2002           2001
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                       $ 210         $  181
Applicable income tax expense                 124            116
Less undistributed equity earnings              9              1
Fixed charges:
 Interest on:
  Borrowed funds                               53            120
  Long-term debt                               70             91
 One third of rents, net of income
  from subleases                                4              5
-----------------------------------------------------------------
Total fixed charges                           127            216
Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges                $ 452         $  512
-----------------------------------------------------------------

Ratio of earnings to fixed charges           3.56           2.37
-----------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)              $ 127         $  216
Add: Interest on deposits                     262            583
-----------------------------------------------------------------
Total fixed charges and interest on
 deposits                                   $ 389         $  799
-----------------------------------------------------------------

Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges (as above)     $ 452         $  512
Add: Interest on deposits                     262            583
-----------------------------------------------------------------


Total                                       $ 714         $1,095
-----------------------------------------------------------------


Ratio of earnings to fixed charges           1.84           1.37
-----------------------------------------------------------------


                                                              30.

                                                   Exhibit 12.02



                         HSBC USA Inc.
   Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Dividends
                  (in millions, except ratios)

-----------------------------------------------------------------
                                     Three months ended March 31,
                                             2002           2001
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                       $ 210         $  181
Applicable income tax expense                 124            116
Less undistributed equity earnings              9              1
Fixed charges:
 Interest on:
  Borrowed funds                               53            120
  Long-term debt                               70             91
 One third of rents, net of income
  from subleases                                4              5
-----------------------------------------------------------------
Total fixed charges                           127            216
Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges                $ 452         $  512
-----------------------------------------------------------------

Total fixed charges                         $ 127         $  216
Preferred dividends                             6              7
Ratio of pretax income to income
 before cumulative effect of
 accounting change                           1.59           1.64
-----------------------------------------------------------------
Total preferred stock dividend factor           9             11
Fixed charges, including preferred
 stock dividend factor                      $ 136         $  227
-----------------------------------------------------------------
Ratio of earnings to combined fixed
 charges and preferred dividends             3.32           2.26
-----------------------------------------------------------------

Including interest on deposits

Total fixed charges, including
 preferred stock dividend factor
 (as above)                                 $ 136         $  227
Add: Interest on deposits                     262            583
-----------------------------------------------------------------
Fixed charges, including preferred
 stock dividend factor and interest
 on deposits                                $ 398         $  810
-----------------------------------------------------------------

Earnings before taxes and
 cumulative effect of accounting
 change based on income and
 fixed charges (as above)                   $ 452         $  512
Add: Interest on deposits                     262            583
-----------------------------------------------------------------

Total                                       $ 714         $1,095
-----------------------------------------------------------------

Ratio of earnings to combined fixed
 charges and preferred dividends             1.79           1.35
-----------------------------------------------------------------