Form 10-Q
period 2002-06-30
HSBC USA INC /MD/
filed 2002-08-05
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                For Quarter Ended June 30, 2002

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

This report includes a total of 50 pages.



                                                              2.


Part I - FINANCIAL INFORMATION
----------------------------------------------------------------

Item 1 - Financial Statements                               Page

         Consolidated Balance Sheet
         June 30, 2002 and December 31, 2001                   3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 2002 and 2001                          4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 2002 and 2001                          5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 2002 and 2001                                6

         Notes to Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        13

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                    24



Part II - OTHER INFORMATION
----------------------------------------------------------------

Item 6 - Exhibits and Reports on Form 8-K                     30

Signature                                                     31


                                                                     3.

                                                             HSBC USA Inc.
------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                                 June 30,   December 31,
                                                    2002           2001
------------------------------------------------------------------------
                                                   in thousands
Assets
Cash and due from banks                     $  1,816,659   $  2,102,756
Interest bearing deposits with banks           1,791,675      3,560,873
Federal funds sold and securities
  purchased under resale agreements            5,979,340      3,744,624
Trading assets                                11,516,657      9,088,905
Securities available for sale (incl.$543,806
  pledged to creditors at June 30, 2002)      13,738,056     15,267,790
Securities held to maturity (fair value
  $4,176,975 and $4,839,705)                   3,965,604      4,651,329
Loans                                         41,694,288     40,923,298
Less - allowance for credit losses               540,251        506,366
------------------------------------------------------------------------
      Loans, net                              41,154,037     40,416,932
Premises and equipment                           739,167        750,041
Accrued interest receivable                      364,254        416,545
Equity investments                               276,123        271,402
Goodwill                                       2,766,826      2,777,521
Other assets                                   3,039,406      4,064,858
------------------------------------------------------------------------
Total assets                                $ 87,147,804   $ 87,113,576
========================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                       $  5,043,366   $  5,432,106
  Interest bearing                            33,511,762     31,695,955
Deposits in foreign offices
  Noninterest bearing                            426,703        428,252
  Interest bearing                            16,651,987     18,951,096
------------------------------------------------------------------------
      Total deposits                          55,633,818     56,507,409
------------------------------------------------------------------------
Trading account liabilities                    6,319,737      3,799,817
Short-term borrowings                         10,781,833      9,202,086
Interest, taxes and other liabilities          2,596,267      6,064,462
Subordinated long-term debt and perpetual
  capital notes                                2,568,953      2,711,549
Guaranteed mandatorily redeemable securities     734,960        728,341
Other long-term debt                           1,311,210      1,050,882
------------------------------------------------------------------------
Total liabilities                             79,946,778     80,064,546
------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                  500,000        500,000
Common shareholder's equity
  Common stock                                         4              4
  Capital surplus                              6,042,160      6,034,598
  Retained earnings                              552,126        415,821
  Accumulated other comprehensive income         106,736         98,607
------------------------------------------------------------------------
      Total common shareholder's equity        6,701,026      6,549,030
------------------------------------------------------------------------
Total shareholders' equity                     7,201,026      7,049,030
------------------------------------------------------------------------
Total liabilities and shareholders' equity  $ 87,147,804   $ 87,113,576
========================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                                                        4.

                                                                HSBC USA Inc.
 ------------------------------------------------------------------------------
 C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                               Quarter ended June 30, Six months ended June 30,
                                   2002         2001          2002        2001
 ------------------------------------------------------------------------------
                                                  in thousands
 Interest income
   Loans                      $ 630,720  $   752,231   $ 1,265,732 $ 1,537,801
   Securities                   235,095      332,956       482,812     700,672
   Trading assets                41,290       62,207        74,545     123,126
   Short-term investments        42,166       99,610        87,308     215,033
   Other interest income          6,194        7,266        11,625      15,212
 ------------------------------------------------------------------------------
 Total interest income          955,465    1,254,270     1,922,022   2,591,844
 ------------------------------------------------------------------------------
 Interest expense
   Deposits                     246,696      509,388       508,228   1,092,228
   Short-term borrowings         65,742       88,485       118,833     208,873
   Long-term debt                69,024       84,607       138,946     175,175
 ------------------------------------------------------------------------------
 Total interest expense         381,462      682,480       766,007   1,476,276
 ------------------------------------------------------------------------------
 Net interest income            574,003      571,790     1,156,015   1,115,568
 Provision for credit losses     56,250       48,000       129,750      95,550
 ------------------------------------------------------------------------------
 Net interest income, after
  provision for credit losses   517,753      523,790     1,026,265   1,020,018
 ------------------------------------------------------------------------------
 Other operating income
   Trust income                  22,598       22,004        47,497      44,843
   Service charges               51,520       47,536        98,941      91,440
   Mortgage banking revenue      32,188        7,417        49,469      19,614
   Other fees and commissions    98,707       82,511       191,243     159,010
   Trading revenues:
    Treasury business and
      other                       3,799       39,949        47,053      97,065
    Residential mortgage
      business related          (34,236)      11,897       (45,551)      5,178
                               ---------- ------------  ----------- -----------
   Total trading revenues       (30,437)      51,846         1,502     102,243
   Security gains, net           66,300       56,601       104,301     125,780
   Other income                  25,271          269        50,331      17,702
 ------------------------------------------------------------------------------
 Total other operating income   266,147      268,184       543,284     560,632
 ------------------------------------------------------------------------------
                                783,900      791,974     1,569,549   1,580,650
 ------------------------------------------------------------------------------
 Operating expenses
   Salaries and employee
     benefits                   242,669      241,429       495,964     484,589
   Occupancy expense, net        37,967       38,136        73,872      76,200
   Goodwill amortization              -       42,469             -      85,861
   Other expenses               192,314      161,495       354,832     328,518
 ------------------------------------------------------------------------------
 Total operating expenses       472,950      483,529       924,668     975,168
 ------------------------------------------------------------------------------
 Income before taxes and cumulative
   effect of accounting change  310,950      308,445       644,881     605,482
 Applicable income tax expense  113,400      120,400       237,000     236,200
 ------------------------------------------------------------------------------
 Income before cumulative effect
     of accounting change       197,550      188,045       407,881     369,282
 ------------------------------------------------------------------------------
 Cumulative effect of accounting
     change - implementation
     of SFAS 133                      -            -             -        (451)
 ------------------------------------------------------------------------------
 Net income                   $ 197,550  $   188,045   $   407,881 $   368,831
 ==============================================================================

 The accompanying notes are an integral part of the consolidated financial statements.



                                                               5.

                                                     HSBC USA Inc.
------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                        Six months ended June 30,
                                               2002         2001
------------------------------------------------------------------

Preferred stock
Balance, January 1,                     $   500,000  $   500,000
------------------------------------------------------------------
Balance, June 30,                           500,000      500,000
------------------------------------------------------------------
Common stock
Balance, January 1,                               4            4
------------------------------------------------------------------
Balance, June 30,                                 4            4
------------------------------------------------------------------
Capital surplus
Balance, January 1,                       6,034,598    6,104,264
Return of capital                                 -      (84,939)
Capital contribution from parent              7,562        5,688
------------------------------------------------------------------
Balance, June 30,                         6,042,160    6,025,013
------------------------------------------------------------------
Retained earnings
Balance, January 1,                         415,821      612,798
Net income                                  407,881      368,831
Cash dividends declared:
  Preferred stock                           (11,576)     (12,987)
  Common stock                             (260,000)    (175,000)
------------------------------------------------------------------
Balance, June 30,                           552,126      793,642
------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                          98,607      116,851
  Net change in unrealized gains
    on securities                            (5,623)     (58,254)
  Net change in unrealized loss on
    derivatives classified as cash flow
    hedges                                   12,334      (19,024)
  Unrealized net transitional gain related
    to initial adoption of SFAS 133               -        2,853
  Amortization of net unrealized
    transitional SFAS 133 gains credited
    to current income                             -       (1,426)
  Foreign currency translation adjustment     1,418       (2,741)
------------------------------------------------------------------
Other comprehensive income (loss),
  net of tax                                  8,129      (78,592)
------------------------------------------------------------------
Balance, June 30,                           106,736       38,259
------------------------------------------------------------------
Total shareholders' equity, June 30,    $ 7,201,026  $ 7,356,918
==================================================================
Comprehensive income
Net income                              $   407,881  $   368,831
Other comprehensive income (loss)             8,129      (78,592)
------------------------------------------------------------------
Comprehensive income                    $   416,010  $   290,239
==================================================================

The accompanying notes are an integral part of the consolidated financial statements.



                                                                        6.


-------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                      Six months ended June 30,
                                                              2002        2001
-------------------------------------------------------------------------------
                                                              in thousands
Cash flows from operating activities
  Net income                                           $   407,881 $   368,831
  Adjustments to reconcile net income to net cash
  (used) by operating activities
    Depreciation, amortization and deferred taxes          260,725     125,129
    Provision for credit losses                            129,750      95,550
    Net change in other accrual accounts                (1,113,402)   (124,937)
    Net change in loans originated for sale               (712,917)   (267,460)
    Net change in trading assets and liabilities            (4,615) (1,645,717)
    Other, net                                            (258,056)   (217,049)
-------------------------------------------------------------------------------
      Net cash (used) by operating activities           (1,290,634) (1,665,653)
-------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks     1,769,198     486,641
  Net change in short-term investments                  (3,307,526) (1,443,133)
  Purchases of securities held to maturity                 (26,528)   (109,979)
  Proceeds from maturities of securities
    held to maturity                                       698,937     506,413
  Purchases of securities available for sale            (7,399,715) (8,752,946)
  Proceeds from sales of securities available for sale   5,506,583   8,464,532
  Proceeds from maturities of securities available
    for sale                                             2,049,680   2,663,011
  Net change in credit card receivables                     87,672      38,235
  Net change in other short-term loans                    (337,580)    134,370
  Net originations and maturities of long-term loans       (47,426) (1,410,039)
  Sales of loans                                           188,792      32,311
  Expenditures for premises and equipment                  (39,285)    (61,940)
  Net cash used in acquisitions, net of
    cash acquired                                                -     (21,547)
  Other, net                                               325,311     102,023
-------------------------------------------------------------------------------
      Net cash provided (used) by investing activities    (531,887)    627,952
-------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                  (873,591)  1,547,801
  Net change in short-term borrowings                    2,558,818      12,386
  Issuance of long-term debt                               638,225     205,064
  Repayment of long-term debt                             (515,701)   (514,908)
  Return of capital                                              -     (84,939)
  Dividends paid                                          (271,327)   (188,615)
-------------------------------------------------------------------------------
      Net cash provided by financing activities          1,536,424     976,789
-------------------------------------------------------------------------------
Net change in cash and due from banks                     (286,097)    (60,912)
Cash and due from banks at beginning of period           2,102,756   1,860,713
-------------------------------------------------------------------------------
Cash and due from banks at end of period               $ 1,816,659 $ 1,799,801
===============================================================================
Non-cash activities:
  Transfer of securities from held to maturity to
      available for sale                               $         - $   170,880
  Transfer of securities from available for sale
      to held to maturity                                        -   1,041,911
 -------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.




                                                            7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
--------------------------------------------------------------

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

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 2001 Annual Report on Form 10-K (the 2001 10-K). Certain reclassifications which are of a normal recurring nature have been made to prior period amounts to conform to current period presentations.

2.  Business Segments
--------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC Holdings plc (HSBC). As a result of HSBC line of business changes, the Company altered its business segments during the fourth quarter of 2001 as reported in the 2001 10-K. Prior period disclosures as reported in the second quarter 2001 Form 10-Q have been conformed to the presentation of current segments. The Company has four business segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131). The segment results show the financial performance of the major business units.

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




                                                            8.


offered through multiple delivery systems, including the branch banking network. In addition, various credit and trade related products are offered such as standby facilities, performance guarantees, acceptances and accounts receivable factoring.

The Corporate, Investment Banking and Markets Segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IB&M). CIB provides deposit and lending functionality to large corporate and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities. The IB&M component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manage interest rate risk and capital at risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

The Private Banking Segment offers a full range of services for high net worth individuals residing primarily outside the United States including deposit, lending, trading, trust and investment management.

Other consists of the average balance of the Princeton Note settlement which was recorded in September of 2001 and paid in January of 2002.

A detailed review comparing June 30, 2002 segment results with the prior year period is included in the management's discussion and analysis of financial condition and results.

3.  New Accounting Standards
--------------------------------------------------------------

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



                                                            9.


The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. Adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144,
Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144). The statement supersedes SFAS 121 and is effective for fiscal years beginning after June 15, 2002 although early adoption is encouraged. SFAS 144 retains many of the fundamental principles of SFAS 121 but differs from it in that it excludes goodwill and intangible assets from its provisions and provides greater direction relating to the implementation of its principles. Adoption is not expected to have a material impact on the consolidated financial statements of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS 145). The statement rescinds the requirement in SFAS 4 that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends the accounting guidance in SFAS 13 for transactions where a capital lease is replaced by an operating lease, so that transactions of this type are treated as sale and leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. Adoption is not expected to have a material effect on the consolidated financial statements of the Company.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (SFAS 146) in July 2002, which will prescribe the way in which costs associated with exit or disposal activities are to be determined and the timing of their recognition. The statement will also provide guidance for the reporting and disclosure of these costs. The Company is currently reviewing the impact of applying the statement, which will be effective for disposal activities inititated after December 31, 2002.

4.  Goodwill and Intangible Assets
--------------------------------------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite,



                                                           10.

in which case those intangible assets are tested for impairment annually. In accordance with SFAS 142, the Company has completed its transitional goodwill impairment test and its annual impairment test and determined that the fair value of each of the reporting units exceeded its carrying value at both test dates. As a result, no impairment loss was recognized as of January 1, 2002 and June 30, 2002.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.


---------------------------------------------------------------
 Six months ended June 30,                    2002        2001
---------------------------------------------------------------
                                               in thousands
 Reported net income                      $407,881    $368,831
 Goodwill amortization add-back                  -      85,861
---------------------------------------------------------------
 Adjusted net income                      $407,881    $454,692
===============================================================




The following table presents the changes in the carrying amount of goodwill for each of the reported business segments for the six months ended June 30, 2002.

-----------------------------------------------------------------------------------------
                                                       Corporate,
                              Personal                Investment
                             Financial   Commercial    Banking &    Private
                              Services      Banking      Markets    Banking        Total
-----------------------------------------------------------------------------------------
                                                     in thousands
Balance December 31, 2001   $1,189,536     $543,052     $637,627   $407,306   $2,777,521
Goodwill adjustments and
 other                          (3,069)      (1,741)      (4,834)    (1,051)     (10,695)
-----------------------------------------------------------------------------------------
Balance June 30, 2002       $1,186,467     $541,311     $632,793   $406,255   $2,766,826
=========================================================================================



The following table presents all acquired intangibles of the Company that are being amortized. Amortization of the acquired intangible assets was $5.4 million for the six months ended June 30, 2002. Annual amortization is expected to be approximately $11.0 million for the years ended December 31, 2002 through 2006. The weighted average amortization period for the acquired intangible assets is approximately 11.2 years. At June 30, 2002 acquired intangible assets are as follows.

---------------------------------------------------------------
                                 Gross Carrying    Accumulated
                                         Amount   Amortization
---------------------------------------------------------------
                                         in thousands
Favorable lease arrangements           $ 62,767        $11,245
Excess premium (SFAS 72)                101,940         40,776
---------------------------------------------------------------
Total                                  $164,707        $52,021
===============================================================


5.  Pledged Assets
---------------------------------------------------------------

At June 30, 2002, assets amounting to $8.3 billion were pledged as collateral for borrowings, to secure public deposits and for other purposes. The significant components of the assets pledged at June 30, 2002 were as follows: $7.8 billion were securities and trading assets and $.4 billion were loans.

                                                           11.


Debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of collateral for securities available for sale that can be sold or repledged was $.5 billion at June 30, 2002 compared with $1.8 billion at December 31, 2001.

6.  Collateral
--------------------------------------------------------------

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at June 30, 2002, totalled $4.3 billion compared with $1.4 billion at December 31, 2001. This collateral was obtained under security resale agreements.
Of this collateral, $3.4 billion at June 30, 2002 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $.6 billion at December 31, 2001.

7.  Litigation
--------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business.
None of these proceedings is regarded as material litigation. In addition, there are certain proceedings relating to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2001 Annual Report on Form 10-K, the Company has settled civil law suits brought by 51 of the 53 Japanese plaintiffs. It has also resolved all of the previously reported regulatory and criminal investigations arising from the Princeton Note Matter. Two of the noteholders, whose civil suits seek damages arising from unpaid Princeton Notes with face amounts totaling approximately $125 million, are not included in the settlement and their civil suits will continue. The U.S. Government excluded one of them from the restitution order because that noteholder is being criminally prosecuted in Japan for its conduct relating to its Princeton Notes, and excluded the other because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government.

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


                                                           12.


by failing to disclose facts relating to potential liabilities with respect to the Princeton Note Matter. The amended complaint seeks unspecified damages on behalf of the class. On January 16, 2001, defendants filed a motion to dismiss the Ravens action. On April 24, 2002, the court denied in part the Company's motion to dismiss. The Company intends to defend vigorously against these claims.




                                                           13.


Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------

The Company reported second quarter 2002 net income of $197.6 million, compared with $188.0 million in the second quarter of 2001. For the first six months of 2002, net income was $407.9 million compared with $368.8 million for the first six months of last year. Higher fee income in many areas and the elimination of goodwill amortization (through the implementation of SFAS 142) more than offset higher credit costs, lower other operating income from the treasury and mortgage businesses, and a higher underlying tax rate during the first six months of 2002.

Net Interest Income
--------------------------------------------------------------

   2002 Compared to 2001

Net interest income for the second quarter of 2002 was $574.0 million compared with $571.8 million for the second quarter of 2001, with the benefit of a larger average balance sheet partially offset by a slightly smaller interest margin. For the first six months of 2002, net interest income was $1,156.0 million compared with $1,115.6 million for the first six months of 2001. The 3.6% increase in net interest income for the first six months of 2002 compared to 2001 reflects the impact of a larger average balance sheet and a slightly wider interest margin.

The Federal Reserve lowered short-term interest rates eleven times during 2001. The lower interest rate environment continued to impact the Company in the first six months of 2002 and led to lower gross yields earned on assets and to lower gross rates paid on liabilities compared to 2001. The short-term rate cuts led to wider interest margins in the residential mortgage business and treasury investment operations.

Interest income was $955.5 million in the second quarter of 2002 compared with $1,254.3 million in the second quarter of 2001. Average earning assets were $78.5 billion for the second quarter of 2002 compared with $76.8 billion a year ago. The average rate earned on earning assets was 4.92% for the second quarter of 2002 compared with 6.60% a year ago. Interest income was $1,922.0 million for the first six months of 2002 compared with $2,591.8 million in the first six months of 2001. Average earning assets were $78.7 billion for the first six months of 2002 compared with $76.9 billion for the first six months of 2001. The average rate earned on earning assets was 4.96% for the first six months of 2002 compared with 6.84% a year ago.

Interest expense for the second quarter of 2002 was $381.5 million compared with $682.5 million in the second quarter of 2001. Average interest bearing liabilities for the second quarter of 2002 were $68.6 billion, compared with $67.1 billion a year ago. The average rate paid on interest bearing liabilities for the second quarter of 2002 was 2.23% compared with 4.08% a


                                                           14.


year ago. Interest expense for the first six months of 2002 was $766.0 million compared with $1,476.3 million in the first six months of 2001. Average interest bearing liabilities for the first six months of 2002 were $68.8 billion, compared with $66.6 billion a year ago. The average rate paid on interest bearing liabilities was 2.25% for the first six months of 2002 compared with 4.47% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 2002 was 2.67%, compared with 2.72% a year ago. The taxable equivalent net yield on average total assets for the first six months of 2002 was 2.69%, compared with 2.67% a year ago.

Average residential mortgages grew $2.2 billion compared to the second quarter 2001, as the mortgage banking division experienced particularly strong levels of production in the later part of 2001 and first half of 2002, driven by a lower rate environment. Lower margin corporate loans were reduced during the first half of 2002. During the first half of 2002, the Company reduced its holdings in mortgage backed, U.S. Treasury and Latin American securities to adjust to interest rate changes and reduce its credit risk. Proceeds from sales of securities were invested in trading assets and other shorter term treasury assets. Average investment securities decreased $1.5 billion compared to the second quarter of 2001 as the Company sold securities, including mortgage backed securities, during the first half of 2001, to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The overall balance sheet growth was funded largely by increased levels of consumer savings and commercial money market deposits.

   Forward Outlook

For the remainder of 2002, the Company will continue to pursue modest growth in high quality commercial loans, residential mortgages and core personal and commercial deposits. Some less profitable commercial lending relationships are expected to be exited during the remainder of 2002. Although the steeper yield curve which benefited the Company in the later part of 2001 and the first quarter of 2002 has flattened slightly, the Company is expected to continue to benefit from the steep yield curve for the remainder of 2002.

Other Operating Income
--------------------------------------------------------------

Total other operating income was $266.1 million in the second quarter of 2002, compared with $268.2 million in the second quarter of 2001. For the first six months of 2002, total other operating income was $543.3 million compared with $560.6 million for the first six months of 2001.

   2002 Compared to 2001 - Nontrading Income

The quarter to quarter and year to date increases in other fees and commissions were driven by increases in brokerage revenues. Brokerage revenues for the first six months of 2002 were up $16.6 million or 44% due


                                                           15.


in part to sales of annuity products and increased transaction volume. Higher bankcard, trade service and commercial loan related fees also contributed to the above noted increases in other fees.

The increase in service charges for the second quarter and first half of 2002 compared with the same periods of 2001 reflects growth in personal and commercial deposit service charges.

The quarter to quarter and year to date increases in other income reflect higher levels of insurance revenues. Insurance revenues increased over $7.4 million or 55% compared to the first half of 2001. Over 1,500 professionals are now licensed to sell insurance and certain annuity products through our retail network. Higher earnings on investments, accounted for under the equity method of accounting, also contributed to the increase in other income for the second quarter and first six months of 2002 compared with the same periods of 2001.

Security gains for the first half 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to
interest rate changes and reduce its credit risk.   During
the first half of 2001 the Company sold securities to adjust to interest rate changes and to reconfigure exposure to residential mortgages. Also during the first half of 2001, a $19.3 million one-time security gain was realized on the sale of shares in Canary Wharf, a retail/office development project in London, England.

   Forward Outlook - Nontrading Income

During the remainder of 2002, the Company will continue its focus on growth in brokerage, insurance, trust, asset management and trade service related fees. The Company will utilize its strong retail distribution network, its improving branch visibility in the United States as well as its HSBC Group linkage to pursue revenue growth despite an uncertain economy. The Company continues to face strong competitive challenges from other banks and financial service providers to maintain and grow market share in key customer segments.

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

                                                                                   16.

--------------------------------------------------------------------------------------
Six months ended June 30,                                            2002        2001
--------------------------------------------------------------------------------------
                                                                       in millions
Trading revenues - treasury business and other                     $ 47.1      $ 97.0
Net interest income                                                  29.0        26.8
--------------------------------------------------------------------------------------
Trading related revenues - treasury business and other             $ 76.1      $123.8
======================================================================================

Business:
  Derivatives and treasury                                         $ 22.6      $ 37.8
  Foreign exchange                                                   (1.9)       37.0
  Precious metals                                                    35.8        29.8
  Other trading                                                      19.6        19.2
--------------------------------------------------------------------------------------
Trading related revenues - treasury business and other             $ 76.1      $123.8
======================================================================================

Trading revenues (loss) - residential mortgage business related    $(45.6)     $  5.2
======================================================================================


   Treasury Business and Other: 2002 Compared to 2001

Total treasury business and other trading related revenues were $76.1 million in the first half of 2002 compared to $123.8 million in the first half of 2001. The decline in trading revenue in the 2002 first half results primarily from foreign exchange losses due to a weakening U.S. dollar and adverse exchange rate movements. The lower level of earnings in derivatives and treasury are in part due to trading positions the Company had taken in June 2002 to protect against rising interest rates. When rates actually declined these positions resulted in mark to market losses.

   Treasury Business and Other: Forward Outlook

The Company expects to build on its expanded capabilities in foreign exchange and interest rate derivatives to grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from quarter to quarter.

   Residential Mortgage Business Related

In conjunction with the adoption of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001, certain derivative financial instruments including interest rate lock commitments granted to customers, forward sales commitments associated with originated mortgage loans held for sale, and instruments used to protect against the decline in economic value of mortgage servicing rights, are recorded as trading positions. The mark to market of these instruments recognized during the first six months of 2002 was a gain of $2.6 million relating to mortgage servicing rights and a loss of $48.1 million relating to mortgage loans held for sale. When the underlying mortgage loans held for sale at June 30, 2002 are sold during the third quarter, higher gains will be recognized as mortgage banking revenue. These loans are carried at the lower of aggregate cost or market value and as a result do not reflect unrealized gains at June 30, 2002.



                                                           17.

Operating Expenses
--------------------------------------------------------------

   2002 Compared to 2001

Operating expenses were $472.9 million in the second quarter of 2002 compared with $483.5 million for the second quarter of 2001. Operating expenses were $924.7 million for the first six months of 2002 compared with $975.2 million a year ago. The decrease in operating expenses was primarily a result of the adoption of SFAS 142. See Note 4 for a discussion of SFAS 142. Under SFAS 142, goodwill is no longer being amortized through operating expenses. The increase in salaries and employee benefits for the first six months of 2002 compared to the first six months of 2001 reflects higher fringe benefit costs, primarily related to health care and pension costs. The quarter to quarter and year to date increases in other expenses were primarily due to changes related to reserves for letters of credit and for a leveraged lease which is fully reserved.

Forward Outlook

The Company continues to position itself to operate in an uncertain economy. Improving efficiencies and maintaining strict cost disciplines will be a priority for the remainder of 2002. Limited infrastructure and personnel related expansion are anticipated to support continued growth in wealth management and selected trading related businesses.

Income Taxes
--------------------------------------------------------------

The effective tax rate was 36% in the second quarter of 2002 compared with 39% in the same period of 2001. The effective tax rate was 37% in the first half of 2002 compared with 39% in the same period of 2001. The net deferred tax asset at June 30, 2002 was $181 million compared with $328 million at December 31, 2001. The decrease in the effective tax rate was primarily attributable to the effect of excluding nontaxable goodwill amortization expense, offset in part by the decline in tax advantaged income associated with certain liquidated investments. The underlying tax rate for the first half of 2002 excluding goodwill amortization from last year's expenses, rose approximately 2.5 percentage points over 2001.

Business Segments
--------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered its business segments during the fourth quarter of 2001 as reported in the 2001 10-K. Prior period disclosures as reported in the second quarter 2001 Form 10-Q have been conformed to the presentation of current segments. The Company has four business segments that it uses for management reporting: personal financial services; commercial banking; corporate, investment banking and markets; and private banking. A description of each segment and the methodologies used to measure financial performance are included in Note 2, Business Segments. The following summarizes the results for each segment.

                                                                                            18.

------------------------------------------------------------------------------------------------
                                                          Corporate,
                                Personal                 Investment
                               Financial   Commercial   Banking and   Private
                                Services      Banking       Markets   Banking   Other     Total
------------------------------------------------------------------------------------------------
                                                         in millions
Six months ended June 30, 2002
------------------------------
Net interest income (1)          $   618      $   313       $   181   $    44     $ -   $ 1,156
Other operating income               229           81           198        36       -       544
------------------------------------------------------------------------------------------------
 Total income                        847          394           379        80       -     1,700
Operating expenses (2)               474          218           179        54       -       925
------------------------------------------------------------------------------------------------
  Working contribution               373          176           200        26       -       775
Provision for credit losses (3)       38           79             7         6       -       130
------------------------------------------------------------------------------------------------
 CMBT *                              335           97           193        20       -       645
------------------------------------------------------------------------------------------------
Average assets                    26,937       15,369        43,300     2,145       -    87,751
Average liabilities/equity (4)    33,071       12,652        33,765     8,232      31    87,751
------------------------------------------------------------------------------------------------

Six months ended June 30, 2001
------------------------------
Net interest income (1)          $   540     $   298        $   228   $    50     $ -   $ 1,116
Other operating income               203          84            236        37       -       560
------------------------------------------------------------------------------------------------
 Total income                        743         382            464        87       -     1,676
Operating expenses (2)               449         203            174        63       -       889
------------------------------------------------------------------------------------------------
  Working contribution               294         179            290        24       -       787
Provision for credit losses (3)       62          14             12         8       -        96
------------------------------------------------------------------------------------------------
 CMBT *                              232         165            278        16       -       691
------------------------------------------------------------------------------------------------
Average assets                    23,638      15,802         42,537     3,386       -    85,363
Average liabilities/equity (4)    31,979      12,569         29,075    11,740       -    85,363
================================================================================================

* Contribution margin before tax represents pretax income
 (excluding goodwill amortization in the 2001 period).

(1)Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.
(2)Expenses for the segments include fully apportioned corporate overhead expenses.
(3)The provision apportioned to the segments is based on the segments' net charge offs and the change in allowance for credit losses. Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio.
(4)Common shareholder's equity and earnings on common shareholder's equity are allocated back to the segments based on the percentage of capital assigned to the business.



   Personal Financial Services

This segment contributed $335 million to CMBT in the first six months of 2002. Growth in CMBT over the same period of 2001 was $103 million or 44%. The increase in net interest income for 2002 reflects the impact of a larger balance sheet and a wider interest margin. Asset growth reflects increases in residential mortgages driven by a lower interest rate environment. The balance sheet growth was funded by increased levels of consumer savings and commercial money market deposits. The increase in other operating income reflects growth in brokerage fees, insurance revenue and deposit service charges. Improved credit quality resulted in a lower level of provision for credit losses in the first six months of 2002 compared to 2001.


                                                           19.

   Commercial Banking

This segment contributed $97 million to CMBT in the first six months of 2002 compared with $165 million in 2001. Overall credit quality declined slightly in the first six months of 2002. The higher provision for credit losses for 2002 is due to a small number of problem loans. The increase in net interest income for 2002 compared to 2001 is primarily due to the availablility of low cost deposits to fund asset portfolios.

   Corporate, Investment Banking and Markets

This segment contributed $193 million to CMBT in the first six months of 2002 compared with $278 million in the same period of 2001. The decrease in CMBT was mainly due to lower levels of foreign exchange, and derivative and treasury related trading revenues during 2002.

   Private Banking

This segment contributed $20 million to CMBT in the first six months of 2002, compared with $16 million in the same period of 2001. The transfer of Asian private banking customers to other HSBC Group members reduced both income and operating expenses for this segment.


Asset Quality
--------------------------------------------------------------

The following table provides a summary of the allowance for credit losses and nonaccruing loans.

--------------------------------------------------------------------------------------
                                       2nd       2nd   6 Months       Year   6 Months
                                   Quarter   Quarter      Ended      Ended      Ended
                                      2002      2001    6/30/02   12/31/01    6/30/01
--------------------------------------------------------------------------------------
                                                     in millions
Balance at beginning of period      $518.5    $552.7     $506.4     $525.0     $525.0
Other                                 (2.0)    (19.0)      (2.0)     (19.0)     (19.0)
Provision charged to income           56.3      48.0      129.8      238.4       95.6
Charge offs:
  Commercial                          20.4      35.2       69.7      188.0       43.9
  Consumer                            19.6      22.7       39.4       80.0       41.0
  International                        4.1       1.2        5.7       12.5        1.7
--------------------------------------------------------------------------------------
Total charge offs                     44.1      59.1      114.8      280.5       86.6
--------------------------------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                           8.4      12.4       14.3       29.0       15.8
  Consumer                             3.3       3.8        6.6       13.7        7.3
  International                         .1         -         .2         .1          -
--------------------------------------------------------------------------------------
Total recoveries                      11.8      16.2       21.1       42.8       23.1
--------------------------------------------------------------------------------------
Total net charge offs                 32.3      42.9       93.7      237.7       63.5
--------------------------------------------------------------------------------------
Translation adjustment                 (.2)      (.9)       (.2)       (.3)       (.2)
--------------------------------------------------------------------------------------
Balance at end of period            $540.3    $537.9     $540.3     $506.4     $537.9
--------------------------------------------------------------------------------------


                                                                                   20.

--------------------------------------------------------------------------------------
                                                  June 30,    December 31,    June 30,
                                                     2002            2001        2001
--------------------------------------------------------------------------------------
                                                              in millions
Nonaccruing Loans
  Balance at end of period                        $ 416.6         $ 416.8     $ 389.8
  As a percent of loans outstanding                  1.00%           1.02%        .93%

Nonperforming Loans and Assets *
  Balance at end of period                        $ 427.9         $ 434.5     $ 408.3
  As a percent of total assets                        .49%            .50%        .48%

Allowance Ratios
  Allowance for credit losses as
   a percent of:
    Loans                                           1.30%           1.24%        1.28%
    Nonaccruing loans                             129.67          121.50       137.98
---------------------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.


The provision for credit losses for the quarter ended
June 30, 2002 was $56.3 million compared with $48.0 million a year ago. The provision for credit losses for the first half of 2002 was $129.8 million compared with $95.6 million during the first half of 2001. The Company has experienced some deterioration in credit quality reflecting the general weakness in the U.S. economy coupled with specific deterioration in markets and business segments served by the Company including large corporate and middle market commercial business and international sites.

Total nonaccruing loans increased by $26.8 million to $416.6 million at June 30, 2002 from $389.8 million at June 30, 2001. The increase reflects the unconditional sale of $89.5 million of nonaccruing loans since June 30, 2001, offset by an increase in loans migrating to nonaccrual status. Nonaccrual loans remained substantially unchanged from December 31, 2001 to June 30, 2002 reflecting lower levels of delinquent residential mortgages, charge-offs and paydowns of certain nonaccrual commercial credits, offset by a continuing migration of commercial loans to nonaccrual status. Criticized assets increased $202.5 million from June 30, 2001 to December 31, 2001 and by $278.8 million from December 31, 2001 to June 30, 2002. Net charge offs during the second quarter of 2002 of $32.3 million were $10.6 million lower than the second quarter of 2001. Net charge offs during the first six months of 2002 were $93.7 million compared with $63.5 million for the first six months of 2001. Overall, key coverage statistics remained strong. The allowance for credit losses at June 30, 2002 represented 1.30% of total loans as compared with 1.24% at December 31, 2001 and 1.28% at June 30, 2001. The allowance for credit losses at June 30, 2002 as a percentage of nonaccruing loans decreased to 129.67% from 137.98% at June 30, 2001 but increased from 121.50% at December 31, 2001.

The Company identified impaired loans totaling $330 million at June 30, 2002, of which $190 million had an allocation from the allowance of $113 million. At December 31, 2001, impaired loans were $243 million of which $151 million had an allocation from the allowance of $83 million.


                                                           21.


As regards to credit, the Company remains cautious in light of recent world events and the overall uncertainty with regard to domestic and foreign economies. The impact on credit quality that may result from change in governmental and corporate spending priorities, consumer confidence and the general business climate as a result of these events and conditions is uncertain.

Derivative Instruments and Hedging Activities
--------------------------------------------------------------

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

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties including other members of the HSBC Group. Counterparties generally include financial institutions including banks, other government agencies, both foreign and domestic, and insurance companies. These counterparties are



                                                           22.


subject to regular credit review by the Company's credit risk management department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company periodically measures this risk by using Value at Risk (VaR) and other methodologies.

The Company's Asset and Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

Liquidity Management
--------------------------------------------------------------

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. The Asset and Liability Management Committee is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, the Asset and Liability Management Committee projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee must monitor deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. They must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions which can be taken both initially and in the event of a liquidity crisis to minimize the long-term impact on the Company's business and customer relationships.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. As of June 30, 2002, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings:




                                                           23.

                  Short-Term Debt         Long-Term Debt
                --------------------     -------------------
                Moody's  S&P   Fitch     Moody's  S&P  Fitch
                -------  ----  -----     -------  ---  -----
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

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $16 billion, approximately $4 billion of which is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $11 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets supplement liquidity derived from liabilities, only in a crisis scenario.

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

The Company projects, as part of normal ongoing contingency planning, that in the event of a severe liquidity problem there would be sources of cash exceeding projected uses of cash by over $10 billion. This also assumes that the Company no longer has access to the wholesale funds market. In addition, the Company maintains residential mortgages and eligible collateral at the Federal Reserve that could provide additional liquidity if needed.



                                                           24.

Capital
--------------------------------------------------------------

Total common shareholder's equity was $6.7 billion at June 30, 2002, compared with $6.5 billion as December 31,
2001.

The following table presents the capital ratios of the Company. To be categorized as well-capitalized under the Federal Reserve Board guidelines, a banking institution must have a minimum total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%.

---------------------------------------------------------------
                                         June 30,  December 31,
                                            2002          2001
---------------------------------------------------------------
Total capital (to risk weighted assets)    13.69%        13.31%
Tier 1 capital (to risk weighted assets)    8.63          8.34
Tier 1 capital (to average assets)          5.68          5.48
---------------------------------------------------------------


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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of June 30, 2002 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of June 30, 2002, the Company had a position of $2.2 million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 12%, after tax, change from the base case valuation for a 200 basis point gradual rate movement. As of June 30, 2002, for a gradual 200 basis point increase in rates, the value was projected to drop by .4% and for a 200 basis point gradual decrease in rates, value was projected to drop by 8.6%. The projected drop in value is primarily related to changes in the value of balance sheet products with ascribed maturities beyond three years and assumes no management actions to either manage exposures to the changing interest rate environment or reinvesting the proceeds from any maturing assets or liabilities.


                                                           25.


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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on July 1, 2002 would cause projected net interest income for the next twelve months to decrease by $22 million and increase by $15 million, respectively. This +/- 1% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on July 1, 2002, would cause projected net interest income for the next twelve months to decrease by $21 million and $55 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $53 million and $171 million, respectively.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.


                                                           26.

Trading Activities
--------------------------------------------------------------

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

VaR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon
(typically ten days) and given a certain confidence level
(99%). VaR calculations are performed for all material trading and investment portfolios and for market risk-related treasury activities. The VaR is calculated using the historical simulation method.

A VaR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VaR model output, the daily VaR is compared to the actual result from trading activities.

The following table summarizes trading VaR of the Company.

-----------------------------------------------------------------------------
                                        2nd Quarter 2002
                       June 30,   ---------------------------    December 31,
                          2002    Minimum   Maximum   Average           2001
-----------------------------------------------------------------------------
                                          in millions
Total trading            $22.3      $11.5     $38.3     $20.9          $19.2
Commodities                7.7         .1       7.7       1.2             .3
Equities                   1.1         .4       8.0       2.4            2.0
Foreign exchange           8.1        3.3      16.1       7.1            4.6
Interest rate             11.9       11.7      37.4      20.0           21.5
-----------------------------------------------------------------------------


The following summary illustrates the Company's daily revenue earned from market risk-related activities during the second quarter of 2002. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-

                                                           27.


related revenues shows that there were 29 days with negative revenue during the second quarter of 2002. The most frequent result was a daily loss of between $2 million and zero with 24 occurrences. The highest daily revenue was $7.2 million and the largest daily loss was $3.8 million.

-----------------------------------------------------------------------------------------------
 Ranges of daily revenue
 earned from market risk-
 related activities
 (in millions)            $(4) to $(2)   $(2) to $0   $0 to $2   $2 to $4   $4 to $6   Over $6
-----------------------------------------------------------------------------------------------
 Number of trading days
 market risk-related
 revenue was within the
 stated range                       5            24         23         11          -         1
-----------------------------------------------------------------------------------------------


Forward-Looking Statements
--------------------------------------------------------------

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

                                                                            28.

                                                                 HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                  Second Quarter 2002      Second Quarter 2001
                                Balance   Interest  Rate Balance   Interest Rate
--------------------------------------------------------------------------------
                                                  in millions
Assets
Interest bearing deposits
  with banks                   $  2,365  $  16.2  2.75%$  4,648  $   61.9  5.34%
Federal funds sold and
  securities purchased under
  resale agreements               5,626     26.0  1.85    3,322      37.8  4.56
Trading assets                   10,815     41.3  1.53    8,149      62.2  3.06
Securities                       17,960    241.1  5.38   19,486     342.6  7.05
Loans
  Domestic
    Commercial                   16,302    200.3  4.93   16,851     276.6  6.58
    Consumer
      Residential mortgages      19,107    320.0  6.70   16,900     312.1  7.39
      Other consumer              3,000     67.8  9.06    3,143      89.2 11.38
--------------------------------------------------------------------------------
      Total domestic             38,409    588.1  6.14   36,894     677.9  7.37
  International                   3,275     42.8  5.24    4,297      74.6  6.97
--------------------------------------------------------------------------------
      Total loans                41,684    630.9  6.07   41,191     752.5  7.33
--------------------------------------------------------------------------------
Other interest                       **      6.2    **       **       7.3    **
--------------------------------------------------------------------------------
Total earning assets             78,450  $ 961.7  4.92%  76,796  $1,264.3  6.60%
--------------------------------------------------------------------------------
Allowance for credit losses        (528)                   (553)
Cash and due from banks           1,910                   1,966
Other assets                      7,461                   7,468
--------------------------------------------------------------------------------
Total assets                   $ 87,293                $ 85,677
================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $    378  $   0.5  0.46%$    401  $    0.6  0.56%
Consumer savings deposits        15,404     43.0  1.12   12,786      62.6  1.97
Other consumer time deposits      9,249     60.8  2.64   11,453     137.2  4.80
Commercial, public savings
 and other time deposits          8,746     35.7  1.64    7,210      62.2  3.46
Deposits in foreign offices      19,022    106.7  2.25   20,737     246.8  4.77
--------------------------------------------------------------------------------
Total interest bearing deposits  52,799    246.7  1.87   52,587     509.4  3.89
--------------------------------------------------------------------------------
Short-term borrowings            11,084     65.8  2.37    9,604      88.5  3.70
Long-term debt                    4,751     69.0  5.83    4,874      84.6  6.96
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                    68,634  $ 381.5  2.23%  67,065  $  682.5  4.08%
--------------------------------------------------------------------------------
Interest rate spread                              2.69%                    2.52%
--------------------------------------------------------------------------------
Noninterest bearing deposits      5,359                   5,640
Other liabilities                 6,150                   5,665
Total shareholders' equity        7,150                   7,307
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 87,293                $ 85,677
================================================================================
Net yield on average earning assets               2.97%                    3.04%
Net yield on average total assets                 2.67                     2.72
================================================================================

*   Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.



                                                                         29.

                                                                 HSBC USA Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                  Six Months 2002        Six Months 2001
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                                in millions
Assets
Interest bearing deposits
  with banks                  $ 2,974  $   39.2  2.65%$ 4,700  $  134.2  5.76%
Federal funds sold and
  securities purchased under
  resale agreements             5,270      48.1  1.84   3,123      80.8  5.22
Trading assets                 10,078      74.6  1.48   8,036     123.2  3.07
Securities                     18,494     495.0  5.40  20,232     715.9  7.14
Loans
  Domestic
    Commercial                 16,487     407.6  4.99  16,584     572.8  6.97
    Consumer
      Residential mortgages    18,931     631.9  6.68  16,545     620.6  7.50
      Other consumer            3,025     137.7  9.18   3,224     185.6 11.61
-----------------------------------------------------------------------------
      Total domestic           38,443   1,177.2  6.18  36,353   1,379.0  7.65
  International                 3,450      89.0  5.20   4,446     159.3  7.23
-----------------------------------------------------------------------------
      Total loans              41,893   1,266.2  6.10  40,799   1,538.3  7.60
-----------------------------------------------------------------------------
Other interest                     **      11.6    **      **      15.2    **
-----------------------------------------------------------------------------
Total earning assets           78,709  $1,934.7  4.96% 76,890 $ 2,607.6  6.84%
-----------------------------------------------------------------------------
Allowance for credit losses      (522)                   (545)
Cash and due from banks         1,980                   1,830
Other assets                    7,584                   7,188
-----------------------------------------------------------------------------
Total assets                 $ 87,751                $ 85,363
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                    $    379   $   0.8  0.44%$   402  $    1.3  0.66%
Consumer savings deposits      15,170      84.8  1.13  12,616     134.8  2.15
Other consumer time deposits    9,464     133.3  2.84  11,525     285.8  5.00
Commercial, public savings
    and other time deposits     8,537      71.1  1.68   6,747     124.4  3.72
Deposits in foreign offices,
 primarily banks               19,386     218.2  2.27  21,050     545.9  5.23
-----------------------------------------------------------------------------
Total interest bearing deposit 52,936     508.2  1.94  52,340   1,092.2  4.21
-----------------------------------------------------------------------------
Short-term borrowings          11,048     118.8  2.17   9,263     208.9  4.55
Long-term debt                  4,805     139.0  5.83   4,950     175.2  7.14
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                  68,789   $ 766.0  2.25% 66,553  $1,476.3  4.47%
-----------------------------------------------------------------------------
Interest rate spread                             2.71%                   2.37%
-----------------------------------------------------------------------------
Noninterest bearing deposits    5,497                   5,631
Other liabilities               6,314                   5,842
Shareholders' equity            7,151                   7,337
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $ 87,751                 $85,363
=============================================================================
Net yield on average earning assets              2.99%                   2.97%
Net yield on average total assets                2.69                    2.67
=============================================================================

 * Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.




                                                          30.


Part II - OTHER INFORMATION
--------------------------------------------------------------
Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibit
     3     Registrant's By-Laws, as Amended to Date
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02  Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Dividends.

(b) Reports on Form 8-K
    A current report on Form 8-K was filed July 2, 2002 announcing that HSBC USA Inc. had signed a memorandum of understanding with certain partners of Arthur Andersen LLP's (AA LLP) U.S. Private Client Service Practice and with AA LLP. The report relates to the proposed transaction with certain partners of AA LLP to join a new HSBC Private Client Services Group as well as a memorandum of understanding with AA LLP relating to the release of such partners and providing for the acquisition of certain assets.




                                                         31.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act

of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      HSBC USA Inc.
                                      (Registrant)




Date: August 5, 2002             /s/ Gerald A. Ronning
                                    Gerald A.Ronning
                          Executive Vice President & Controller
                              (On behalf of Registrant and
                              as Chief Accounting Officer)


                                                              32.


                                                   Exhibit 12.01



                         HSBC USA Inc.
       Computation of Ratio of Earnings to Fixed Charges
                  (in millions, except ratios)

-----------------------------------------------------------------
                                        Six months ended June 30,
                                               2002         2001
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                        $  408       $  369
Applicable income tax expense                   237          236
Less undistributed equity earnings               13            3
Fixed charges:
 Interest on:
  Borrowed funds                                119          209
  Long-term debt                                139          175
 One third of rents, net of income
  from subleases                                  8            9
-----------------------------------------------------------------
Total fixed charges                             266          393
Earnings before taxes and cumulative
 effect of accounting change based on
 income and fixed charges (as above)         $  898       $  995
-----------------------------------------------------------------

Ratio of earnings to fixed charges             3.38         2.53
-----------------------------------------------------------------
Including interest on deposits

Total fixed charges (as above)               $  266       $  393
Add: Interest on deposits                       508        1,092
-----------------------------------------------------------------
Total fixed charges and interest on
 deposits                                    $  774       $1,485
-----------------------------------------------------------------

Earnings before taxes and cumulative
 effect of accounting change based on
 income and fixed charges (as above)         $  898       $  995
Add: Interest on deposits                       508        1,092
-----------------------------------------------------------------

Total                                        $1,406       $2,087
-----------------------------------------------------------------


Ratio of earnings to fixed charges             1.82         1.41
-----------------------------------------------------------------



                                                              33.


                                                  Exhibit 12.02



                         HSBC USA Inc.
   Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Dividends
                  (in millions, except ratios)

----------------------------------------------------------------
                                       Six months ended June 30,
                                               2002        2001
----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                        $  408      $  369
Applicable income tax expense                   237         236
Less undistributed equity earnings               13           3
Fixed charges:
 Interest on:
  Borrowed funds                                119         209
  Long-term debt                                139         175
 One third of rents, net of income
  from subleases                                  8           9
----------------------------------------------------------------
Total fixed charges                             266         393
Earnings before taxes and cumulative
 effect of accounting change based on
 income and fixed charges                    $  898      $  995
----------------------------------------------------------------

Total fixed charges                          $  266      $  393
Preferred dividends                              12          13
Ratio of pretax income to income
 before cumulative effect of
 accounting change                             1.58        1.64
----------------------------------------------------------------
Total preferred stock dividend factor            18          21
Fixed charges, including preferred
 stock dividend factor                       $  284      $  414
----------------------------------------------------------------

Ratio of earnings to combined fixed
 charges and preferred dividends               3.16        2.40
----------------------------------------------------------------

Including interest on deposits

Total fixed charges, including preferred
 stock dividend factor (as above)            $  284      $  414
Add: Interest on deposits                       508       1,092
----------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits    $  792      $1,506
----------------------------------------------------------------

Earnings before taxes and cumulative effect
 of accounting change based on income and
 fixed charges (as above)                    $  898      $  995
Add: Interest on deposits                       508       1,092
----------------------------------------------------------------

Total                                        $1,406      $2,087
----------------------------------------------------------------

Ratio of earnings to combined fixed
charges and preferred dividends                1.78        1.39
----------------------------------------------------------------


                                                           34.


                          HSBC USA INC.



                            BY-LAWS

       (As Amended and Restated effective April 20, 2000)
          (As Further Amended effective April 11, 2002)




                                                           35.

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




                                                           36.

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

Section 2.6 General Right to Vote; Proxies. Unless the Charter provides for a greater or lesser number of votes per share or limits or denies voting rights, each outstanding share of stock, regardless of class, is entitled to one vote on each matter submitted to a vote at a meeting of stockholders; however, a share is not entitled to be voted if any installment payable on it is overdue and unpaid. In all elections of directors, each share of stock may be voted for as many persons as there are directors to be elected and for whose election the share is entitled to be voted. A stockholder may vote the stock the stockholder owns of record either in person or by proxy. A stockholder may sign a writing authorizing another person to act as proxy. Signing may be accomplished by the stockholder or the stockholder's authorized agent signing the writing or causing the stockholder's signature to be affixed to the writing by any reasonable means, including facsimile signature. A stockholder may authorize another person to act as proxy by transmitting, or authorizing the transmission of, a telegram, cablegram, datagram, or other means of electronic transmission to the person authorized to act as proxy or to a proxy solicitation firm, proxy support service organization, or other person authorized by the person who will act as proxy to receive the transmission. Unless a proxy provides for a longer period, it is not valid more than eleven months after its date. A proxy is revocable by a stockholder at any time without condition or qualification unless the proxy states that it is irrevocable and the proxy is coupled with an interest. The interest with which a proxy may be coupled includes an interest in the stock to be voted under the proxy or


                                                           37.

another general interest in the Corporation or its assets or liabilities.

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

To be timely, a stockholder's notice must be delivered to or mailed and received by the Corporate Secretary at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than 120 days nor more than 150 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced


                                                           38.

by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the 150th day prior to such annual meeting and not later than the close of business on the later of the 120th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the 10th day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

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



                                                           39.

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



                                                           40.
                               -6-

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



                                                           41.

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



                                                           42.

Section 3.13 Audit & Examining Committee. The Board shall designate an Audit & Examining Committee, which shall hold office until the next annual meeting of the Board following the annual meeting of stockholders, consisting of not less than three of its members, other than officers of the Corporation, and whose duty it shall be to make an examination at least once during each calendar year and within 15 months of the last such examination into the affairs of the Corporation including the administration of fiduciary powers, or cause suitable examinations to be made by auditors responsible only to the Board and to report the result of such examination in writing to the Board. Such report shall state whether the Corporation is in a sound condition, whether adequate internal controls and procedures are being maintained and shall recommend to the Board such changes in the manner of conducting the affairs of the Corporation as shall be deemed advisable.

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



                                                           43.

                           ARTICLE IV
                            OFFICERS

Section 4.1 The Corporation shall have a President, a Corporate Secretary and a Treasurer who shall be the Chief Financial Officer, and who need not be directors. The Corporation shall also have a Chairman of the Board and a Chairman of the Executive Committee, and may have one or more Vice Chairmen, each of whom shall be directors. The Board shall designate who shall serve as Chief Executive Officer, who shall have general supervision of the business and affairs of the Corporation. The Corporation may also have one or more Vice-Presidents, assistant and subordinate officers, other officers not designated by these By-Laws, and agents as it shall deem necessary, none of whom need be a director. A person may hold more than one office in the Corporation except that no person may serve concurrently as both President and Vice-President of the Corporation.

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

Section 4.6 Chief Executive Officer. The Chief Executive Officer shall exercise general supervision over the policies and business affairs of the Corporation and the carrying out of the policies adopted or approved by the Board. The Chairman of the Board or the President may at the same time be appointed Chief Executive Officer. Except as otherwise provided by these By-Laws, he shall have power to determine the duties to be performed by the officers appointed as provided in Section 4.9 of these By-Laws, and to employ and discharge officers and employees. Except as otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or created by the Board. In the absence of the Chairman of the Board and the President, he shall preside at all meetings of the Board and of shareholders.

Section 4.7 Corporate Secretary. The Corporate Secretary shall attend all meetings of the stockholders and all meetings of the Board and record, or cause to be recorded, all the procedures of the meetings of the stockholders and the Board in books to be kept for that purpose. The Corporate



                                                           44.

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

Section 4.10 Executive and Other Senior Officers. The Board shall by resolution determine from time to time those officers whose appointment shall require approval by the Board or a committee of the Board. Each such officer shall have such powers and duties as may be assigned by the Board, a committee of the Board, the President or the Chief Executive Officer.

Section 4.11 Other Officers. The President or the Chief Executive Officer or his designee may appoint all officers whose appointment does not require approval by the Board or a committee of the Board, and assign to them such titles, as from time to time may appear to be required or desirable to transact the business of the Corporation. Each such officer shall have such powers and duties as may be assigned by the Board, the President or the Chief Executive Officer.

Section 4.12 Tenure of Office. The Chairman of the Board, the President and the Chief Executive Officer shall hold office for the current year for which the Board was elected, unless they shall resign, become disqualified, or be removed. All other officers shall hold office until their successors have been appointed and qualify unless they shall resign, become disqualified or be removed. The Board shall have the power to remove the Chairman of the Board, the President and



                                                           45.

the Chief Executive Officer. The Board or the President or the Chief Executive Officer or his designee shall have the power to remove all other officers and employees. Any vacancy occurring in the offices of Chairman of the Board, President or Chief Executive Officer shall be filled promptly by the Board.

Section 4.13 Compensation. The Board shall by resolution determine from time to time the officers whose compensation will require approval by the Board or a committee of the Board. The Chief Executive Officer shall fix the compensation of all officers and employees whose compensation does not require approval by the Board.

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



                                                           46.

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



                                                           47.

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


                                                           48.

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

                    RIGHT TO INDEMNIFICATION

Section 6.8 (a) Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or, while a director or officer of the Corporation is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an "Indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Annotated Code of Maryland, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section 6.8(b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or party thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board. The right to indemnification conferred in this Section
6.8 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Annotated Code of Maryland so requires, an advancement of expenses incurred by an Indemnitee shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise.

     (b) Right of Indemnitee to Bring Suit. If a claim under paragraph (a) of this Section 6.8 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the Indemnitee may at any time thereafter bring suit against


                                                           49.

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

     (e) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense liability or loss under the Delaware General Corporation Law, as the same exists or may hereafter be amended.

                           ARTICLE VII
                           AMENDMENTS

Section 7.1 The By-Laws may be added to, amended, altered or repealed at any regular meeting of the Board, by a vote of a majority of the total number of the directors, or at any meeting of shareholders, duly called and held, by a majority of the stock represented at such meeting.


                                                           50.

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

Section 8.2 Notwithstanding any other provision of the charter of the Corporation or these By-Laws, Title 3, Subtitle 7 of the Corporations and Associations Article of the Annotated Code of Maryland (or any successor statute) shall not apply to the grant by the Corporation of the option to HSBC Holdings Plc, an English public limited company, pursuant to that certain Stock Option Agreement, dated May 10, 1999, between the Corporation and HSBC of shares of the Corporation's common stock pursuant thereto.

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