Form 10-Q
period 2002-09-30
HSBC USA INC /MD/
filed 2002-11-04
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



              For Quarter Ended September 30, 2002

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

This report includes a total of 43 pages.



                                                              2.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements                               Page

         Consolidated Balance Sheet
         September 30, 2002 and December 31, 2001              3

         Consolidated Statement of Income
         For The Quarter and Nine Months
         Ended September 30, 2002 and 2001                     4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Nine Months
         Ended September 30, 2002 and 2001                     5

         Consolidated Statement of Cash Flows
         For The Nine Months Ended
         September 30, 2002 and 2001                           6

         Notes to Consolidated Financial Statements            7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        13

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                    29

Item 4 - Controls and Procedures                              32



Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                     36

Signature                                                     37

Certifications                                                38



                                                                  3.

                                                       HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                          September 30, December 31,
                                                  2002         2001
--------------------------------------------------------------------
                                                 in thousands
Assets
Cash and due from banks                    $ 2,280,792  $ 2,102,756
Interest bearing deposits with banks           761,733    3,560,873
Federal funds sold and securities
  purchased under resale agreements          7,246,424    3,744,624
Trading assets                              11,429,568    9,088,905
Securities available for sale               14,761,537   15,267,790
Securities held to maturity (fair value
  $4,719,176 and $4,839,705)                 4,458,960    4,651,329
Loans                                       42,217,788   40,923,298
Less - allowance for credit losses             541,028      506,366
--------------------------------------------------------------------
      Loans, net                            41,676,760   40,416,932
Premises and equipment                         728,749      750,041
Accrued interest receivable                    354,105      416,545
Equity investments                             280,208      271,402
Goodwill                                     2,766,826    2,777,521
Other assets                                 3,299,406    4,064,858
--------------------------------------------------------------------
Total assets                               $90,045,068  $87,113,576
====================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                      $ 5,480,349  $ 5,432,106
  Interest bearing                          32,839,968   31,695,955
Deposits in foreign offices
  Noninterest bearing                          426,772      428,252
  Interest bearing                          17,634,274   18,951,096
--------------------------------------------------------------------
      Total deposits                        56,381,363   56,507,409
--------------------------------------------------------------------
Trading account liabilities                  6,611,901    3,799,817
Short-term borrowings                       11,897,890    9,202,086
Interest, taxes and other liabilities        3,311,146    6,064,462
Subordinated long-term debt and perpetual
  capital notes                              2,258,883    2,711,549
Guaranteed mandatorily redeemable securities   748,746      728,341
Other long-term debt                         1,495,466    1,050,882
--------------------------------------------------------------------
Total liabilities                           82,705,395   80,064,546
--------------------------------------------------------------------

Shareholders' equity
Preferred stock                                500,000      500,000
Common shareholder's equity
  Common stock                                       4            4
  Capital surplus                            6,046,089    6,034,598
  Retained earnings                            577,183      415,821
  Accumulated other comprehensive income       216,397       98,607
--------------------------------------------------------------------
      Total common shareholder's equity      6,839,673    6,549,030
--------------------------------------------------------------------
Total shareholders' equity                   7,339,673    7,049,030
--------------------------------------------------------------------
Total liabilities and shareholders' equity $90,045,068  $87,113,576
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                             4.

                                                                  HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                               Quarter ended              Nine months ended
                               September 30,                September 30,
                          -----------------------     ------------------------
                                 2002        2001            2002         2001
--------------------------------------------------------------------------------
                                             in thousands
Interest income
 Loans                    $   631,161 $   729,316     $ 1,896,893  $ 2,267,117
 Securities                   226,920     289,788         709,731      990,460
 Trading assets                44,224      52,670         118,770      175,797
 Short-term investments        34,832      73,080         122,140      288,113
 Other interest income          4,957       6,472          16,582       21,684
--------------------------------------------------------------------------------
Total interest income         942,094   1,151,326       2,864,116    3,743,171
--------------------------------------------------------------------------------
Interest expense
 Deposits                     227,123     440,769         735,351    1,532,997
 Short-term borrowings         58,467      74,156         177,300      283,029
 Long-term debt                61,417      81,750         200,362      256,925
--------------------------------------------------------------------------------
Total interest expense        347,007     596,675       1,113,013    2,072,951
--------------------------------------------------------------------------------
Net interest income           595,087     554,651       1,751,103    1,670,220
Provision for credit losses    39,000      47,500         168,750      143,050
--------------------------------------------------------------------------------
Net interest income, after provision
  for credit losses           556,087     507,151       1,582,353    1,527,170
--------------------------------------------------------------------------------
Other operating income
 Trust income                  23,561      20,517          71,058       65,360
 Service charges               53,860      47,738         152,801      139,177
 Mortgage banking revenue      (1,855)      3,293          47,614       22,907
 Other fees and commissions   103,709      86,753         294,953      245,762
 Trading revenues:
   Treasury business and
     other                      9,799      94,173          56,852      191,237
   Residential mortgage
     business related          11,693     (20,380)        (33,859)     (15,201)
                           ----------- ------------    ------------ ------------
Total trading revenues         21,492      73,793          22,993      176,036
Security gains, net            16,164      20,891         120,464      146,671
Other income                   31,906      22,817          82,238       40,520
--------------------------------------------------------------------------------
Total other operating income  248,837     275,802         792,121      836,433
--------------------------------------------------------------------------------
                              804,924     782,953       2,374,474    2,363,603
--------------------------------------------------------------------------------
Operating expenses
 Salaries and employee
   benefits                   254,201     243,464         750,165      728,053
 Occupancy expense, net        40,184      40,665         114,056      116,865
 Goodwill amortization              -      42,104               -      127,965
 Princeton Note Matter              -     575,000               -      575,000
 Other expenses               164,660     155,429         519,493      483,946
--------------------------------------------------------------------------------
Total operating expenses      459,045   1,056,662       1,383,714    2,031,829
--------------------------------------------------------------------------------
Income (loss) before taxes
   and cumulative effect of
   accounting change          345,879    (273,709)        990,760      331,774
Applicable income tax expense
   (credit)                   130,000    (106,500)        367,000      129,700
--------------------------------------------------------------------------------
Income (loss) before
    cumulative effect
    of accounting change      215,879    (167,209)        623,760      202,074
--------------------------------------------------------------------------------
Cumulative effect of accounting
    change - implementation of
    SFAS 133                        -           -               -         (451)
--------------------------------------------------------------------------------
Net income (loss)         $   215,879 $  (167,209)    $   623,760  $   201,623
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                 5.

                                                      HSBC USA Inc.
-------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                   Nine months ended September 30,
                                                2002         2001
-------------------------------------------------------------------
Preferred stock
Balance, January 1,                      $   500,000  $   500,000
-------------------------------------------------------------------
Balance, September 30,                       500,000      500,000
-------------------------------------------------------------------
Common stock
Balance, January 1,                                4            4
-------------------------------------------------------------------
Balance, September 30,                             4            4
-------------------------------------------------------------------
Capital surplus
Balance, January 1,                        6,034,598    6,104,264
Return of capital                                  -      (84,939)
Capital contribution from parent              11,491        9,479
-------------------------------------------------------------------
Balance, September 30,                     6,046,089    6,028,804
-------------------------------------------------------------------
Retained earnings
Balance, January 1,                          415,821      612,798
Net income                                   623,760      201,623
Cash dividends declared:
  Preferred stock                            (17,398)     (19,173)
  Common stock                              (445,000)    (225,000)
-------------------------------------------------------------------
Balance, September 30,                       577,183      570,248
-------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                           98,607      116,851
  Net change in unrealized gains
    on securities                             61,915      (15,655)
  Net change in unrealized gain (loss) on
    derivatives classified as cash flow
    hedges                                    57,788      (36,563)
  Unrealized net transitional gain related
    to initial adoption of SFAS 133                -        2,853
  Amortization of net unrealized
    transitional SFAS 133 gains credited
    to current income                              -       (2,140)
  Foreign currency translation adjustment     (1,913)     (14,125)
-------------------------------------------------------------------
Other comprehensive income (loss),
  net of tax                                 117,790      (65,630)
-------------------------------------------------------------------
Balance, September 30,                       216,397       51,221
-------------------------------------------------------------------
Total shareholders' equity, September 30,$ 7,339,673  $ 7,150,277
===================================================================
Comprehensive income
Net income                               $   623,760  $   201,623
Other comprehensive income (loss)            117,790      (65,630)
-------------------------------------------------------------------
Comprehensive income                     $   741,550  $   135,993
===================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                              6.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                 Nine months ended September 30,
                                                              2002         2001
--------------------------------------------------------------------------------
                                                              in thousands
Cash flows from operating activities
  Net income                                          $    623,760 $    201,623
  Adjustments to reconcile net income to net cash
  (used) by operating activities
    Depreciation, amortization and deferred taxes          479,957      166,353
    Provision for credit losses                            168,750      143,050
    Net change in other accrual accounts                  (832,688)     625,406
    Net change in loans originated for sale             (1,247,928)    (303,443)
    Net change in trading assets and liabilities           567,206   (1,307,093)
    Other, net                                            (358,099)    (317,226)
--------------------------------------------------------------------------------
      Net cash (used) by operating activities             (599,042)    (791,330)
--------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks     2,799,140    1,159,698
  Net change in short-term investments                  (4,606,865)  (1,465,052)
  Purchases of securities held to maturity                (818,517)    (113,587)
  Proceeds from maturities of securities held to
    maturity                                             1,014,962      842,497
  Purchases of securities available for sale           (10,497,502) (12,342,474)
  Proceeds from sales of securities available
    for sale                                             6,512,916   10,977,134
  Proceeds from maturities of securities available
    for sale                                             3,301,123    3,318,574
  Net change in credit card receivables                     30,620       38,509
  Net change in other short-term loans                    (402,271)     146,780
  Net originations and maturities of long-term loans        90,107   (2,350,201)
  Sales of loans                                           189,023       35,092
  Expenditures for premises and equipment                  (57,959)     (87,254)
  Net cash used in acquisitions, net of
    cash acquired                                                -      (21,547)
  Other, net                                               174,906      109,986
--------------------------------------------------------------------------------
      Net cash provided (used) by investing
        activities                                      (2,270,317)     248,155
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                  (126,046)     320,950
  Net change in short-term borrowings                    3,674,875    1,040,596
  Issuance of long-term debt                               991,917      374,391
  Repayment of long-term debt                           (1,031,159)    (645,398)
  Return of capital                                              -      (84,939)
  Dividends paid                                          (462,192)    (244,785)
--------------------------------------------------------------------------------
      Net cash provided by financing activities          3,047,395      760,815
--------------------------------------------------------------------------------
Net change in cash and due from banks                      178,036      217,640
Cash and due from banks at beginning of period           2,102,756    1,860,713
--------------------------------------------------------------------------------
Cash and due from banks at end of period              $  2,280,792  $ 2,078,353
================================================================================
Non-cash activities:
  Transfer of securities from held to maturity to
      available for sale                              $          -  $   189,867
  Transfer of securities from available for sale
      to held to maturity                                        -    1,041,911
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.




                                                          7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. Such policies, except as described in Note 4, are consistent with those applied in the presentation of the Company's 2001 annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments, all of which are normal and recurring and necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 2001 Annual Report on Form 10-K (the 2001 10-K). Certain reclassifications may have been made to prior period amounts to conform to current period presentations.

2.  Business Segments
------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC Holdings plc (HSBC), the Company's ultimate parent. As a result of HSBC line of business changes, the Company altered its business segments during the fourth quarter of 2001 as reported in the 2001 10-K. Prior period disclosures as reported in the third quarter 2001 Form 10-Q have been conformed herein to the presentation of current segments. The Company has four business segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). The segment results show the financial performance of the major business units.

The Personal Financial Services Segment provides an extensive array of products and services including installment and revolving term loans, deposits, branch services, mutual funds and insurance. These products are marketed to individuals primarily through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail originations offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

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

The Corporate, Investment Banking and Markets Segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IB&M). CIB provides deposit and lending functionality to large corporate and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities. The IB&M component includes treasury and traded markets.
The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manages interest rate risk and capital at risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

The Private Banking Segment offers a full range of services for high net worth individuals including deposit, lending, trading, trust and investment management.

Other segment for 2001 includes the expense associated with the Princeton Note settlement and related liabilities recorded in September of 2001 and paid in January of 2002.

Detailed reviews comparing September 30, 2002 quarterly and nine month segment results with prior year periods are included in the management's discussion and analysis of financial condition and results of operations.

3.  New Accounting Standards
------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets.

SFAS 143 requires the fair value of a liability for an asset retirement obligation be recognized through a charge to earnings in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is netted against the carrying amount of the associated asset and this adjusted carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through credits to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.



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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Exit or Disposal Activities (SFAS 146) in July 2002, which prescribes the way in which costs associated with exit or disposal activities are to be determined and the timing of their recognition. These activities include the sale or termination of a line of business and the closure of business activities at a particular location. The statement also provides guidance for the reporting and disclosure of these costs. The Company is currently reviewing the prospective impact of applying the statement, which will be effective for disposal activities initiated after December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

SFAS 147 also clarifies that an acquisition that does not meet the definition of a business combination because the transferred net assets and activities do not constitute a business is an acquisition of net assets. Those acquisitions should be accounted for in the same manner as any other net asset acquisition and do not give rise to goodwill.


                                                         10.

SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2001 for existing intangibles. The Company has concluded that its acquisition of East River Savings Bank is within the scope of SFAS 147. As of December 31, 2001, the unamortized amount of unidentifiable intangible assets (i.e. excess premium SFAS 72) was $64.6 million. During the fourth quarter, this intangible asset will be reclassified retroactively to January 1, 2002 to goodwill and no longer be amortized but subject to annual impairment testing. The amortization expense on this intangible asset recorded for the nine months ended September 30, 2002 was $5.1 million. This expense will be reversed through restatement of prior quarter results.

4.  Goodwill and Intangible Assets
------------------------------------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually. In accordance with SFAS 142, the Company has completed its transitional goodwill impairment test and its annual impairment test and determined that the fair value of each of the reporting units exceeded its carrying value at both test dates. As a result, no impairment loss was recognized as of January 1, 2002 and September 30, 2002.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.


------------------------------------------------------------
 Nine months ended September 30,            2002       2001
------------------------------------------------------------
                                            in thousands
 Reported net income                    $623,760    $201,623
 Goodwill amortization add-back                -     127,965
-------------------------------------------------------------
 Adjusted net income                    $623,760    $329,588
=============================================================


The following table presents the changes in the carrying amount of goodwill for each of the reported business segments for the nine months ended September 30, 2002.



-------------------------------------------------------------------------------------------
Goodwill
-------------------------------------------------------------------------------------------

                                                          Corporate,
                               Personal                  Investment
                              Financial    Commercial     Banking &    Private
                               Services       Banking       Markets    Banking       Total
-------------------------------------------------------------------------------------------
                                                      in  thousands
Balance December 31, 2001    $1,189,536      $543,052      $637,627   $407,306  $2,777,521
Goodwill ajustments and
 other                           (3,069)       (1,741)       (4,834)    (1,051)    (10,695)
-------------------------------------------------------------------------------------------
Balance September 30, 2002   $1,186,467      $541,311      $632,793   $406,255  $2,766,826
===========================================================================================




                                                         11.

The following table presents all acquired intangibles of the Company that are being amortized. Annual amortization of mortgage servicing rights is expected to be approximately $120 million for the year ended December 31, 2002 and $72 million for the years ended December 31, 2003 through 2006. At September 30, 2002 acquired intangible assets are as follows.


---------------------------------------------------------------------------
Acquired Intangibles
---------------------------------------------------------------------------
                                                              Amortization
                                                                   Expense
                            Gross Carrying    Accumulated   9 Months Ended
                                    Amount   Amortization          9/30/02
---------------------------------------------------------------------------
                                             in thousands
Mortgage servicing rights         $505,544       $170,757         $102,460
Favorable lease arrangements        62,767         12,300            2,977
Excess premium (SFAS 72)           101,940         42,475            5,097
---------------------------------------------------------------------------
Total                             $670,251       $225,532         $110,534
===========================================================================


As discussed in Note 3, New Accounting Standards, SFAS 147 addresses intangible assets arising from acquisitions of certain financial institutions. When the Company adopts the provisions of SFAS 147 during the fourth quarter, the above excess premium (SFAS 72) will become goodwill effective January 1, 2002 and be accounted for in accordance with SFAS 142.

5.  Pledged Assets
------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

----------------------------------------------------------------------
Pledged Assets
----------------------------------------------------------------------
                                        September 30,     December 31,
                                                2002             2001
----------------------------------------------------------------------
                                                 in thousands
Interest bearing deposits with banks      $   65,000       $   65,000
Trading assets                             2,474,742          135,982
Securities available for sale              4,928,327        5,938,639
Securities held to maturity                1,775,270        2,111,949
Loans                                        387,098          343,127
----------------------------------------------------------------------
Total                                     $9,630,437       $8,594,697
======================================================================


6.  Litigation
------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business.
None of these proceedings is regarded as material litigation. In addition, there are certain proceedings relating to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2001 Annual Report on Form 10-K, the Company has settled civil law suits brought by 51 of the 53 Japanese plaintiffs. It has also resolved all of the previously reported regulatory and criminal investigations arising from the Princeton Note Matter. Two of the noteholders, whose civil suits seek


                                                         12.

damages arising from unpaid Princeton Notes with face amounts totaling approximately $125 million, were not included in the settlement and their civil suits will continue. The U.S. Government excluded one of them from the restitution order because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes, and excluded the other because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. The senior officer in question was convicted of various criminal charges related to the sale of the Princeton Notes during September 2002.

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


                                                         13.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company reported third quarter 2002 net income of $215.9 million, compared with a net loss of $167.2 million in the third quarter of 2001. For the first nine months of 2002, net income was $623.8 million compared with $201.6 million for the first nine months of last year. The third quarter 2001 net loss and the lower year-to-date net income reflected the recognition of a $575 million provision related to the Princeton Note Matter. Excluding the Princeton related provision, net income for the third quarter and nine months of 2001 was $183.8 million and $552.6 million, respectively.

Net Interest Income
------------------------------------------------------------

   2002 Compared to 2001

Net interest income for the third quarter of 2002 was $595.1 million compared with $554.7 million for the third quarter of 2001. This 7.3% increase in net interest income was driven by a 17 basis point increase in the net yield on average total assets. For the first nine months of 2002, net interest income was $1,751.1 million compared with $1,670.2 million for the first nine months of 2001. The 4.8% increase in net interest income for the first nine months of 2002 compared to 2001 reflects the impact of a larger average balance sheet and a wider net interest margin.

The Federal Reserve lowered short-term interest rates eleven times during 2001 with three rate cuts occurring after September 30, 2001. The lower interest rate environment continued to impact the Company in the first nine months of 2002 and led to lower gross yields earned on assets and to lower gross rates paid on liabilities compared to 2001. The short-term rate cuts led to wider interest margins in the residential mortgage business and treasury investment operations.

Interest income was $942.1 million in the third quarter of 2002 compared with $1,151.4 million in the third quarter of 2001. Average earning assets were $77.6 billion for the third quarter of 2002 compared with $78.1 billion a year ago. The average rate earned on earning assets was 4.85% for the third quarter of 2002 compared with 5.90% a year ago. Interest income was $2,864.1 million for the first nine months of 2002 compared with $3,743.2 million in the first nine months of 2001. Average earning assets were $78.3 billion for the first nine months of 2002 compared with $77.3 billion for the first nine months of 2001. The average rate earned on earning assets was 4.92% for the first nine months of 2002 compared with 6.52% a year ago.

Interest expense for the third quarter of 2002 was $347.0 million compared with $596.7 million in the third quarter of 2001. Average interest bearing liabilities for the third quarter of 2002 were $66.3 billion, compared with $67.2 billion a year ago. The average rate paid on interest bearing


                                                         14.

liabilities for the third quarter of 2002 was 2.08% compared with 3.52% a year ago. Interest expense for the first nine months of 2002 was $1,113.0 million compared with $2,073.0 million in the first nine months of 2001. Average interest bearing liabilities for the first nine months of 2002 were $67.9 billion, compared with $66.8 billion a year ago. The average rate paid on interest bearing liabilities was 2.19% for the first nine months of 2002 compared with 4.15% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 2002 was 2.76%, compared with 2.59% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 2002 was 2.71%, compared with 2.64% a year ago.

Average residential mortgages grew $1.7 billion compared to the third quarter of 2001, as the mortgage banking division experienced strong levels of production in the later part of 2001 which continued into the first nine months of 2002, due to a lower rate environment. Through the first nine months of 2002 total mortgage loan originations increased 42% to $14.9 billion compared to $10.5 billion for the first nine months of 2001. Average investment securities decreased $.8 billion compared to the third quarter of 2001 as the Company sold securities, including mortgage backed, U.S. Treasury and Latin American securities during the first nine months of 2002 to adjust to interest rate changes and to reduce its credit risk. The Company invested additional amounts in shorter term trading assets. A more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products also contributed to the increase in net interest income for the third quarter and first nine months of 2002 as compared to 2001.

   Forward Outlook

The Company will continue to pursue modest growth in high quality commercial loans, residential mortgages and core personal and commercial deposits. Some less profitable commercial lending relationships are expected to be exited. Although the overall level of rates has dropped and the steeper yield curve which benefited the Company in the later part of 2001 and the early part of 2002 has flattened, the Company is expected to continue to benefit from the steep yield curve established in previous periods for the remainder of 2002. However, if low rates and a flattening yield curve persist into 2003, interest margins are likely to shrink. (See Quantitative and Qualitative Disclosures About Market Risk). This margin shrinkage may be dampened by balance sheet growth or other management actions.

Other Operating Income
------------------------------------------------------------

Total other operating income was $248.8 million in the third quarter of 2002, compared with $275.8 million in the third quarter of 2001. For the first nine months of 2002, total other operating income was $792.1 million compared with $836.4 million for the first nine months of 2001.



                                                         15.

   2002 Compared to 2001 - Nontrading Income

The quarter to quarter and year to date increases in other fees and commissions were driven by increases in brokerage revenues due primarily to increases in sale of annuity products. Revenues related to the sale of annuity products increased $5.6 million and $22.2 million for the third quarter and first nine months, respectively, compared with the same periods of 2001. Higher bankcard, trade service and commercial loan related fees also contributed to the above noted increases in other fees.

Mortgage banking revenue (defined as gain on sale of mortgages plus net mortgage servicing fees) was down $5.1 million for the third quarter of 2002 compared to the third quarter of 2001. The decrease was primarily the result of increased amortization and a $47.0 million impairment of mortgage servicing rights (MSRs) recorded during the third quarter of 2002. Both were driven by the decline in mortgage interest rates during the third quarter of 2002. The impairment recognized in the third quarter is recorded in a valuation reserve. This decrease was partially offset by a period to period increase in gain on sale of mortgages due primarily to higher mortgage origination volumes. On a year to date basis, mortgage banking revenue was up $24.7 million. The increase was driven by higher gains on sale of mortgages due to higher mortgage origination volumes. This was partially offset by the above noted higher levels of MSRs amortization and the third quarter 2002 MSRs impairment associated with higher prepayment activity due to the low rate environment.

The increase in service charges for the third quarter and year to year of 2002 compared with the same periods of 2001 reflects growth in personal and commercial deposit service charges.

The quarter to quarter and year to date increases in other income reflect higher levels of insurance revenues. Insurance revenues increased $4.8 million and $12.2 million or 60.8% and 56.0% compared to the third quarter and first nine months of 2001, respectively. Over 1,500 professionals are now licensed to sell insurance and certain annuity products through our retail network. Higher earnings on investments, accounted for under the equity method of accounting, also contributed to the increase in other income for the third quarter and first nine months of 2002 compared with the same periods of 2001.

Security gains for the first nine months of 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to interest rate changes and reduce its credit risk. During the first nine months of 2001 the Company sold securities to adjust to interest rate changes and to reconfigure exposure to residential mortgages. Also during the first quarter of 2001, a $19.3 million one-time security gain was realized on the sale of shares in Canary Wharf, a retail/office development project in London, England.


                                                         16.

   Forward Outlook - Nontrading Income

During the remainder of 2002, the Company will continue its focus on growth in brokerage, insurance, trust, asset management, private banking and trade service related fees. The Company will utilize its strong retail distribution network, its improving branch visibility in the United States as well as its HSBC Group linkage to pursue revenue growth despite an uncertain economy. The Company faces strong competitive challenges from other banks and financial service providers to maintain and grow market share in key customer segments, but expects to see continued growth.

   Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metal markets, from trading derivative contracts, including interest rate swaps and options, from trading securities, and as a result of certain residential mortgage banking activities classified as trading revenue due to the adoption of SFAS 133 effective January 1, 2001.

The following table presents trading revenues by business.
The data in the table includes net interest income earned/(paid) on trading instruments, as well as an allocation by management to reflect the funding benefit or cost associated with the trading positions because trading activities are managed to maximize total revenue. The trading related net interest income component is not included in other operating income; it is included in net interest income.

--------------------------------------------------------------------------
                                   3rd        3rd    9 Months    9 Months
                               Quarter    Quarter       Ended       Ended
                                  2002       2001     9/30/02     9/30/01
--------------------------------------------------------------------------
                                              in millions
Trading revenues -
 treasury business and other    $  9.8     $ 94.2      $ 56.9      $191.2
Net interest income *             22.8        7.2        51.9        34.0
--------------------------------------------------------------------------
Trading related revenues -
 treasury business and other    $ 32.6     $101.4      $108.8      $225.2
==========================================================================

Business:
  Derivatives and treasury      $ 31.9     $ 13.4      $ 67.7      $ 28.5
  Foreign exchange                16.8       25.5        14.9        62.5
  Precious metals                 14.8        8.1        50.6        38.0
  Other trading                  (30.9)      54.4       (24.4)       96.2
--------------------------------------------------------------------------
Trading related revenues -
 treasury business and other    $ 32.6     $101.4      $108.8      $225.2
==========================================================================
Trading revenues (loss) -
 residential mortgage
 business related               $ 11.7     $(20.4)     $(33.9)     $(15.2)
===========================================================================

* Included in net interest income on the consolidated income statement.


                                                         17.


   Treasury Business and Other: 2002 Compared to 2001

Total treasury business and other trading related revenues were $32.6 million in the third quarter of 2002 compared to $101.4 million in the third quarter of 2001. The decline in other trading revenue in the third quarter of 2002 compared to 2001 results from mark to market losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the quarter, including early in the third quarter. The reduction in foreign exchange trading revenue for the third quarter of 2002 compared to 2001 reflects lower levels of proprietary trading due primarily to reduced volatility in the foreign exchange markets. Offsetting these declines were increased trading revenues in credit and interest rate derivatives and precious metals resulting from increased customer activity and proprietary trading positions which profited from movements in credit, interest rate and precious metals spreads.

Total treasury business and other trading related revenues were $108.8 million for the first nine months of 2002 compared to $225.2 million for 2001. The decline in other trading revenue in 2002 resulted from losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the third quarter. The lower foreign exchange related revenue for the first nine months of 2002 compared to 2001 is due primarily to a weakening
U.S. dollar and adverse rate exchange movements during the first six months of 2002. Offsetting these declines were increased trading revenues in credit and interest rate derivatives and precious metals resulting from increased customer activity and proprietary trading positions which profited from movements in credit, interest rate and precious metals spreads.

   Treasury Business and Other: Forward Outlook

The Company expects to build on its expanded capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals to grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from quarter to quarter.

   Residential Mortgage Business Related

In conjunction with the adoption of the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001, certain derivative financial instruments including interest rate lock commitments granted to customers, forward loan sales commitments (FLSC) associated with originated mortgage loans held for sale, and derivative instruments used to protect against the decline in economic value of mortgage servicing rights, are recorded as trading positions. The mark to market of these instruments were as follows.

                                                                      18.

-------------------------------------------------------------------------
                                  3rd        3rd    9 Months    9 Months
                              Quarter    Quarter       Ended       Ended
                                 2002       2001     9/30/02     9/30/01
-------------------------------------------------------------------------
                                            in millions
SFAS 133 FLSC/Rate locks       $(42.3)    $(33.3)     $(90.4)     $(28.1)
Derivative instruments used
 to protect value of MSRs        54.0       12.9        56.5        12.9
-------------------------------------------------------------------------
Trading revenues (loss) -
 residential mortgage
 business related               $11.7     $(20.4)     $(33.9)     $(15.2)
=========================================================================

Mortgage loans held for sale are accounted for at the lower of aggregate cost or market value and as a result do not reflect unrealized gains that exist in the portfolio at September 30, 2002. Gains will be recognized upon the actual sale of these loans during the fourth quarter, subject to variability due to changes in subsequent market conditions. The derivatives used by management to manage the risk of changes in market value of the underlying mortgage loans held for sale are accounted for on a mark to market basis with changes in market value reflected currently in income.

The nine month year to year increase in the market value of the derivative instruments used to protect the value of MSRs of $43.7 million out paced the year to date increase in MSRs amortization and impairment valuation allowance, included in mortgage banking revenues, of $38.4 million.

   Forward Outlook

The Company is pursuing hedge accounting treatment under SFAS 133 for the closed loans in the mortgage pipeline.
This treatment would eliminate a significant portion of the timing differences and earnings volatility associated with current SFAS 133 mark to market accounting treatment for the pipeline.

Operating Expenses
------------------------------------------------------------

   2002 Compared to 2001

Operating expenses were $459.0 million in the third quarter of 2002 compared with $1,056.7 million for the third quarter of 2001. Operating expenses were $1,383.7 million for the first nine months of 2002 compared with $2,031.8 million a year ago. Operating expenses for the third quarter and first nine months of 2001 included a $575.0 million expense related to the Princeton Note Matter. Excluding the Princeton Note Matter, operating expenses for the third quarter and first nine months of 2001 were $481.7 million and $1,456.8 million, respectively.

The decrease in operating expenses for the third quarter and first nine months of 2002 reflects the adoption of SFAS 142. See Note 4 for a discussion of SFAS 142. Under SFAS 142, goodwill is no longer being amortized through operating expenses. The increases in salaries and employee benefits for the third quarter and first nine months of 2002



                                                         19.

compared to 2001 reflect higher fringe benefit costs, primarily related to health care and pension costs. Also, contributing to the above noted increases are personnel costs related to the newly formed wealth and tax advisory services business, which commenced activity during the third quarter of 2002. This business employs approximately 25 former partners and principals of Arthur Andersen LLP's U.S. Private Client Service Practice. The year to date increase in other expenses is primarily due to the second quarter 2002 charges related to reserves for letters of credit and for a leveraged lease which is fully reserved.

   Forward Outlook

The Company continues to position itself to operate in an uncertain economy. Improving efficiencies and maintaining strict cost disciplines will remain a priority. Over the last few months, the Company has been re-examining the employee benefits offered to ensure that they are competitive when measured against other employers and that they meet the needs of our employees both now and going forward. This process includes taking steps necessary to reduce the impact of higher health care costs which are rapidly rising for both the Company and its employees.

As a member of a global organization, the Company has the opportunity to gain significant cost advantages through the utilization of human, technology and operation resources in low cost environments. The HSBC Group currently operates global processing centers in India and China and plans to open additional sites in Asia in the next year. The Company has commenced the migration of certain operational and customer service activities to India and intends to continue to do so over the next few years. A qualified team is in place to manage the transition of the work ensuring no negative customer impact and the sensitive handling of affected employees.

Income Taxes
------------------------------------------------------------

The effective tax rate was 38% in the third quarter of 2002 compared with 39% in the same period of 2001. The effective tax rate was 37% in the first nine months of 2002 compared with 39% in the same period of 2001. The decrease in the effective tax rate was primarily attributable to the effect of excluding nontaxable goodwill amortization expense, offset in part by the decline in tax advantaged income associated with certain liquidated investments. The net deferred tax asset at September 30, 2002 was $69 million compared with $328 million at December 31, 2001. The decrease in the net deferred tax asset was attributable primarily to settlement payments made during the first quarter of 2002 related to the Princeton Note litigation and the tax effect of items accounted for on a mark to market basis.


                                                         20.

Business Segments
------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC Holdings plc (HSBC), the Company's ultimate parent. As a result of HSBC line of business changes, the Company altered its business segments during the fourth quarter of 2001 as reported in the 2001 10-K. Prior period disclosures as reported in the third quarter 2001 Form 10-Q have been conformed herein to the presentation of current segments. The Company has four business segments that it uses for management reporting: personal financial services; commercial banking; corporate, investment banking and markets; and private banking. A description of each segment and the methodologies used to measure financial performance are included in Note 2, Business Segments. The following summarizes the results for each segment.

---------------------------------------------------------------------------------------------
                                                         Corporate,
                                 Personal               Investment
                                Financial  Commercial  Banking and   Private
                                 Services     Banking      Markets   Banking  Other    Total
---------------------------------------------------------------------------------------------
                                                       in millions
Third Quarter 2002
------------------
Net interest income (1)           $   288     $   158     $    121   $    28  $   -  $   595
Other operating income                102          40           74        33      -      249
---------------------------------------------------------------------------------------------
 Total income                         390         198          195        61      -      844
Operating expenses (2)                214          95          102        48      -      459
---------------------------------------------------------------------------------------------
  Working contribution                176         103           93        13      -      385
Provision for credit losses (3)        16          35          (12)        -      -       39
---------------------------------------------------------------------------------------------
 CMBT *                               160          68          105        13      -      346
---------------------------------------------------------------------------------------------
Average assets                     25,074      14,539       44,397     2,282     89   86,381
Average liabilities/equity (4)     30,785      11,613       36,473     7,510      -   86,381
---------------------------------------------------------------------------------------------

Third Quarter 2001
------------------
Net interest income (1)           $   278     $   167      $    78   $    32  $   -  $   555
Other operating income                 62          40          139        35      -      276
---------------------------------------------------------------------------------------------
 Total income                         340         207          217        67      -      831
Operating expenses (2) *              206          99           99        36    575    1,015
---------------------------------------------------------------------------------------------
  Working contribution                134         108          118        31   (575)    (184)
Provision for credit losses (3)        16          37           (6)        1      -       48
---------------------------------------------------------------------------------------------
 CMBT *                               118          71          124        30   (575)    (232)
---------------------------------------------------------------------------------------------
Average assets                     24,202      15,739       42,224     4,299      -   86,464
Average liabilities/equity (4)     31,454      11,986       30,973    12,051      -   86,464
=============================================================================================

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

                                                         21.

   Personal Financial Services

This segment contributed $160 million to CMBT in the third quarter of 2002. Growth in CMBT over the same period of 2001 was $42 million or 35.6%. This increase was driven by a $40 million improvement in other operating income, reflecting growth in brokerage, insurance revenue and deposit service charges. The $10 million increase in net interest income is the result of residential mortgage growth, driven by the low interest rate environment, as well as the improved spread earned on residential mortgages. A more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products also contributed to the increase in net interest income. The increase in operating expenses reflects higher levels of incentive based compensation as well as higher fringe benefit related costs.

   Commercial Banking

This segment contributed $68 million to CMBT in the third quarter of 2002 compared with $71 million in the same period of 2001. The exit of less profitable commercial lending relationships in this segment contributed to lower average asset levels which led to lower net interest income.

   Corporate, Investment Banking and Markets

This segment contributed $105 million to CMBT in the third quarter of 2002 compared with $124 million in the same period of 2001. The $43 million increase in net interest income reflects higher levels of wholesale treasury related assets and liabilities and an improved interest spread earned on wholesale treasury related balances. The $65 million decrease in other operating income is due primarily to lower trading revenues. Mark to market losses on derivative instruments used to protect against rising interest rates and widening spread relationships that took place at various times during the third quarter accounted for the majority of the decline in other trading revenue. A reduction in foreign exchange trading revenue reflects lower levels of proprietary trading due primarily to reduced volatility in the foreign exchange markets. Offsetting these declines were increased trading revenues in credit and interest rate derivatives and precious metals resulting from increased customer activity and proprietary trading positions which profited from movements in credit, interest rate and precious metals spreads. Pay downs on large commercial credits favorably impacted the provision for credit losses as compared to 2001.

   Private Banking

This segment contributed $13 million to CMBT in the third quarter of 2002 compared with $30 million in the same period of 2001. The disposal of higher yielding Latin American securities during 2002, to reduce the Company's credit risk, was the primary reason for the reduction in net interest income as compared to 2001. The increase in operating expenses was driven by personnel costs related to the newly formed wealth and tax advisory service business, which commenced activity during the third quarter of 2002.



                                                         22.

   Other

This segment for 2001 includes the expense associated with the Princeton Note settlement and related liabilities recorded in September of 2001 and paid in January of 2002.

------------------------------------------------------------------------------------------------
                                                          Corporate,
                                Personal                 Investment
                               Financial   Commercial   Banking and   Private
                                Services      Banking       Markets   Banking   Other     Total
------------------------------------------------------------------------------------------------
                                                        in millions
Nine months ended September 30, 2002
------------------------------------
Net interest income (1)          $   889      $   472       $   301   $    89   $   -   $ 1,751
Other operating income               293          120           286        93       -       792
------------------------------------------------------------------------------------------------
 Total income                      1,182          592           587       182       -     2,543
Operating expenses (2)               662          308           283       130       -     1,383
------------------------------------------------------------------------------------------------
  Working contribution               520          284           304        52       -     1,160
Provision for credit losses (3)       54          102             9         4       -       169
------------------------------------------------------------------------------------------------
 CMBT *                              466          182           295        48       -       991
------------------------------------------------------------------------------------------------
Average assets                    25,706       14,721        44,039     2,734      89    87,289
Average liabilities/equity (4)    31,397       12,181        35,028     8,660      23    87,289
------------------------------------------------------------------------------------------------

Nine months ended September 30, 2001
------------------------------------
Net interest income (1)          $   832      $   497       $   243   $    98   $   -   $ 1,670
Other operating income               231          126           380       100       -       837
------------------------------------------------------------------------------------------------
 Total income                      1,063          623           623       198       -     2,507
Operating expenses (2) *             629          302           278       120     575     1,904
------------------------------------------------------------------------------------------------
  Working contribution               434          321           345        78    (575)      603
Provision for credit losses (3)       54           46            39         4       -       143
------------------------------------------------------------------------------------------------
 CMBT *                              380          275           306        74    (575)      460
------------------------------------------------------------------------------------------------
Average assets                    23,413       15,313        42,798     4,210       -    85,734
Average liabilities/equity (4)    31,402       12,158        30,266    11,908       -    85,734
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



   Personal Financial Services

This segment contributed $466 million to CMBT in the first nine months of 2002. Growth in CMBT over the same period of 2001 was $86 million or 22.6%. The $62 million increase in other operating income reflects growth


                                                         23.

in brokerage fees, insurance revenue and deposit service charges. The $57 million increase in net interest income for 2002 is the result of residential mortgage growth, driven by the low rate environment, as well as the improved spread earned on residential mortgages. A more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products also contributed to the increase in net interest income. The increase in operating expenses reflects higher levels of incentive based compensation as well as higher fringe benefit related costs.

   Commercial Banking

This segment contributed $182 million to CMBT in the first nine months of 2002 compared with $275 million in 2001. Credit quality deterioration that began in the second half of 2001 and continued into the first half of 2002 resulted in the $56 million increase in provision for credit losses. The exit of less profitable commercial lending relationships in this segment contributed to lower average asset levels which led to lower net interest income.

   Corporate, Investment Banking and Markets

This segment contributed $295 million to CMBT in the first nine months of 2002 compared with $306 million in the same period of 2001. The $58 million increase in net interest income reflects higher levels of wholesale treasury related assets and liabilities and an improved interest spread earned on wholesale treasury related balances. The $94 million decrease in other operating income is due primarily to lower trading revenues. Losses on derivative instruments used to protect against rising interest rates and widening spread relationships that took place at various times during the third quarter accounted for the majority of the decline in other trading revenue. Lower foreign exchange related revenue was due primarily to a weakening U.S. dollar and adverse rate exchange movements during the first six months of 2002. Offsetting these declines were increased trading revenues in credit and interest rate derivatives and precious metals resulting from increased customer activity and proprietary trading positions which profited from movements in credit, interest rate and precious metals spreads. Paydowns on large commercial credits favorably impacted the provision for credit losses as compared to 2001.

   Private Banking

This segment contributed $48 million to CMBT in the first nine months of 2002, compared with $74 million in the same period of 2001. The disposal of higher yielding Latin American securities during 2002, to reduce the Company's credit risk, was the primary reason for the reduction in net interest income as compared to 2001. Lower trading related profits were responsible for the reduction in other operating income period to period. The increase in operating expenses was driven by personnel costs related to the newly formed wealth and tax advisory service business, which commenced activity during the third quarter of 2002.


                                                         24.

   Other

This segment for 2001 includes the expense associated with the Princeton Note settlement and related liabilities recorded in September of 2001 and paid in January of 2002.

Credit Quality
------------------------------------------------------------

The following table provides a summary of the allowance for credit losses.

------------------------------------------------------------------------------------
                                     3rd       3rd   9 Months       Year   9 Months
                                 Quarter   Quarter      Ended      Ended      Ended
                                    2002      2001    9/30/02   12/31/01    9/30/01
------------------------------------------------------------------------------------
                                                  in millions

Balance at beginning of period    $540.3    $537.9     $506.4     $525.0     $525.0
Other                                (.3)        -       (2.3)     (19.0)     (19.0)
Provision charged to income         39.0      47.5      168.8      238.4      143.1
Charge offs:
  Commercial                        22.4      31.7       92.1      188.0       75.6
  Consumer                          18.0      18.7       57.4       80.0       59.7
  International                      4.6       2.4       10.3       12.5        4.1
------------------------------------------------------------------------------------
Total charge offs                   45.0      52.8      159.8      280.5      139.4
------------------------------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                         3.8       5.0       18.1       29.0       20.8
  Consumer                           2.9       2.9        9.5       13.7       10.2
  International                       .6        .1         .8         .1         .1
------------------------------------------------------------------------------------
Total recoveries                     7.3       8.0       28.4       42.8       31.1
------------------------------------------------------------------------------------
Total net charge offs               37.7      44.8      131.4      237.7      108.3
------------------------------------------------------------------------------------
Translation adjustment               (.3)      (.3)       (.5)       (.3)       (.5)
------------------------------------------------------------------------------------
Balance at end of period          $541.0    $540.3     $541.0     $506.4     $540.3
------------------------------------------------------------------------------------


The following table provides a summary nonperforming assets.

--------------------------------------------------------------------------------
                                    September 30,   December 31,   September 30,
                                            2002           2001            2001
--------------------------------------------------------------------------------
                                                    in millions
Nonaccruing Loans
-----------------
  Balance at end of period                $399.0         $416.8          $394.3
  As a percent of loans outstanding          .95%          1.02%            .92%

Nonperforming Loans and Assets *
------------------------------
  Balance at end of period                $412.5         $434.5          $410.6
  As a percent of total assets               .46%           .50%            .47%

Allowance Ratios
----------------
  Allowance for credit losses as
   a percent of:
    Loans                                   1.28%          1.24%           1.26%
    Nonaccruing loans                     135.59         121.50          137.01
--------------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.



The provision for credit losses for the quarter ended September 30, 2002 was $39.0 million compared with $47.5 million a year ago. The provision for credit losses for the first nine months of 2002 was $168.8 million compared with $143.1 million during the first nine months of 2001. The Company has experienced some deterioration in credit quality during 2002


                                                         25.

reflecting the general weakness in the U.S. economy coupled with specific deterioration in markets and business segments served by the Company including large corporate and middle market commercial business and international sites; however, credit quality, as measured by nonperforming loans and assets, has improved in the quarter ended September 30, 2002.

Total nonaccruing loans increased by $4.7 million to $399.0 million at September 30, 2002 from $394.3 million at September 30, 2001. This increase reflects the migration of $453.6 million of loans into nonaccrual status offset by $448.9 million of payoffs and paydowns, charge offs, returns to accrual, loan sales and other movements. Criticized asset totals increased by $311 million during this twelve month period, reflecting a deterioration in overall commercial credit quality. Key credit quality ratios remained strong with the allowance for credit losses at September 30, 2002 representing 1.28% of total loans and 135.59% of nonaccruing loans, as compared to 1.26% of total loans and 137.01% of nonaccruing loans at September 30, 2001.

Total nonaccruing loans decreased by $17.8 million to $399.0 million at September 30, 2002 from $416.8 million at December 31, 2001. This decrease reflects the migration of $217.1 million of loans into nonaccrual status offset by $234.9 million of payoffs and paydowns, charge offs, returns to accrual and other movements, primarily attributable to improved consumer domestic and international credit quality, particularly in residential mortgage. Criticized assets increased by only $65.9 million at September 30, 2002 as compared to December 31, 2001, reflecting a decrease of $212.9 million from June 30, 2002. Key credit quality ratios strengthened, with the allowance for credit losses of September 30, 2002 representing 1.28% of total loans and 135.59% of nonaccruing loans, as compared to 1.24% of total loans and 121.50% of nonaccruing loans at December 31, 2001.

The Company identified impaired loans totaling $295 million at September 30, 2002, of which $173 million had an allocation from the allowance for credit losses of $103 million. At December 31, 2001, impaired loans were $243 million of which $151 million had an allocation from the allowance for credit losses of $83 million.

The Company also maintains a reserve, included in interest, taxes and other liabilities, for certain off balance sheet exposures including letters of credit, financial guarantees and standby facilities. This reserve increased from $39.2 million at September 30, 2001 to $49.4 million at December 31, 2001 reflecting the reserve established for one specific financial guarantee. This reserve increased from $49.4 million at December 31, 2001 to $55.5 million at September 30, 2002 reflecting increased reserve factors and downgrades associated with certain off balance sheet exposures.


                                                         26.

   Forward Outlook

As regards to credit, the Company has experienced some improvement in overall credit quality during the third quarter as measured by nonperforming loans and assets but remains cautious in light of recent world events; the issues facing numerous large U.S. corporates; and the overall uncertainty with regard to domestic and foreign economies. The impact on credit quality that may result from these issues, as well as from changes in government and corporate spending priorities, consumer confidence and the general business climate as a result of these events and conditions, is uncertain.

Derivative Instruments and Hedging Activities
------------------------------------------------------------

The Company is party to various derivative financial instruments as an end user (1) for asset and liability management purposes; (2) in order to offset the risk associated with changes in the value of various assets and liabilities accounted for in the trading account; (3) to protect against changes in value of its mortgage servicing rights portfolio, and (4) for trading in its own account.

The Company is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet clients' needs.

The Company enters into certain derivative contracts for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. In addition, certain contracts do not qualify as SFAS 133 hedges and are accounted for on a full mark to market basis through current earnings even though they were not acquired for trading purposes.

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

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties including other members of the HSBC Group. Counterparties generally include financial institutions including banks, other government agencies, both foreign and domestic, and insurance companies. These counterparties are subject to regular credit review by the Company's credit risk


                                                         27.

management department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master
Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.
The Company measures this risk daily by using Value at Risk
(VaR) and other methodologies.

The Company's Asset and Liability Policy Committee is responsible for monitoring and defining the scope and nature of various strategies utilized to manage interest rate risk that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

Liquidity Management
------------------------------------------------------------

Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. The Asset and Liability Policy Committee is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, the Asset and Liability Policy Committee projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee must monitor deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. They must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions which can be taken both initially and in the event of a liquidity crisis to minimize the long-term impact on the Company's business and customer relationships.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from


                                                         28.

the major credit ratings agencies. As of September 30, 2002, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.

                  Short-Term Debt         Long-Term Debt
               -------------------     -------------------
               Moody's  S&P  Fitch     Moody's   S&P  Fitch
               -------  ---  -----     -------   ---  -----
HSBC USA Inc.    P-1    A-1   F1+        A1      A+    AA-
HSBC Bank USA    P-1    A-1+  F1+        Aa3     AA-   AA-

The Company issued $300 million of floating rate medium term notes in September 2002. The Company's shelf registration statement filed with the Securities and Exchange Commission has $825 million available under which it may issue debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company maintains an unused $500 million bank line of credit with HSBC, and as member of the New York Federal Home Loan Bank, a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $19 billion, approximately $7 billion of which is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $11 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities, only in a crisis scenario.

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


                                                         29.

Capital
------------------------------------------------------------

Total common shareholder's equity was $6.8 billion at September 30, 2002, compared with $6.5 billion as December 31, 2001.

The following table presents the capital ratios of the Company. To be categorized as well-capitalized under the Federal Reserve Board guidelines, a banking institution must have a minimum total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%.


-------------------------------------------------------------------------
                                             September 30,   December 31,
                                                     2002           2001
-------------------------------------------------------------------------
Total capital (to risk weighted assets)             14.15%         13.31%
Tier 1 capital (to risk weighted assets)             9.01           8.34
Tier 1 capital (to average assets)                   5.80           5.48
-------------------------------------------------------------------------


Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of September 30, 2002 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of September 30, 2002, the Company had a position of $2.5 million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of September 30, 2002, for a gradual 200 basis point increase in rates, the value was projected to drop by .3% and for a 100 basis point gradual decrease in rates, value was projected to drop by 4.3%. The projected drop in value is primarily related to changes in the value of balance sheet



                                                         30.

products with ascribed maturities beyond three years and assumes no management actions to either manage exposures to the changing interest rate environment or reinvesting the proceeds from any maturing assets or liabilities.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee particularly monitors the simulated impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, after tax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all assets and liabilities, including derivative instruments such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on October 1, 2002 would cause projected net interest income for the next twelve months to decrease by $35 million and increase by $11 million, respectively. This +/- 1% change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on October 1, 2002, would cause projected net interest income for the next twelve months to decrease by $51 million and $183 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $122 million and $269 million, respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve continues to flatten significantly (i.e. long end of the yield curve down) in 2003, the projected margin could shrink by approximately 5 to 10%, assuming no management actions.



                                                         31.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Trading Activities
------------------------------------------------------------

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

The Company relies upon Value at Risk (VaR) analysis as a basis for quantifying and managing risks associated with the trading portfolios. Such analysis is based upon the following two general principles:

(i) VaR applies to all trading positions across all risk classes including interest rate, equity, commodity, credit derivatives, optionality and global/foreign exchange risks and

(ii) VaR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VaR parameters.

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

The following table summarizes trading VaR of the Company.


-------------------------------------------------------------------------------
                                          3rd Quarter 2002
                     September 30,   ---------------------------   December 31,
                             2002    Minimum   Maximum   Average          2001
-------------------------------------------------------------------------------
                                             in millions
Total trading               $14.5       $9.2     $27.5     $16.6         $19.2
Commodities                    .6         .5       3.9       1.4            .3
Credit derivatives            3.3        1.1       3.5       2.2             -
Equities                       .9         .1       6.0       1.3           2.0
Foreign exchange              5.3         .4      13.3       4.7           4.6
Interest rate                13.5        8.8      20.9      13.9          21.5
-------------------------------------------------------------------------------


                                                         32.

The following summary illustrates the Company's daily revenue earned from market risk-related activities during the third quarter of 2002. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 30 days with negative revenue during the third quarter of 2002. The most frequent result was a daily gain of between $0 and $2 million with 24 occurrences. The highest daily revenue was $10.0 million and the largest daily loss was $5.6 million.


-------------------------------------------------------------------------------------------------
Ranges of daily revenue
earned from market risk-
related activities
(in millions)              Less $(4)   $(4) to $(2)   $(2) to $0   $0 to $2   $2 to $4  Over $4
-------------------------------------------------------------------------------------------------
Number of trading days
market risk-related
revenue was within the
stated range                      3              4            23         24          6        4
-------------------------------------------------------------------------------------------------


Forward-Looking Statements
------------------------------------------------------------

This report includes forward-looking statements. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges; significant changes in accounting, tax or regulatory requirements; consumer behavior; marketplace perceptions of the Company's reputation and competition in the geographic and business areas in which the Company conducts its operations.

Controls and Procedures
------------------------------------------------------------

Under the direction of the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), the Company has enhanced its process of reviewing internal controls to include and emphasize "disclosure controls and procedures" as defined by the U. S. Securities and Exchange Commission
(SEC). Under that definition the term means controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed with the SEC is recorded, processed, summarized and reported by the due dates specified by the SEC's rules. Such controls and procedures must be designed to ensure that information required to be disclosed in reports filed with the SEC, is accumulated and communicated to the Company's management personnel to allow timely decisions regarding required disclosure. Also, this process is the support for the certifications of the CEO and CFO included in this report.



                                                         33.

Since 1993, the CEO and CFO have reported on the Bank's internal controls over financial reporting pursuant to FDICIA regulations. The Company's independent auditors have annually attested, without qualification, to the reports. Thus management is well acquainted with the process underlying the attestation to financial reporting controls. The current enhancement of the review process is building on the annual review at the Bank for FDICIA purposes as well as various other internal control processes and procedures which management has established and monitors. The review will be conducted quarterly and include all subsidiaries of the Company.

To monitor the Company's compliance with the new SEC rules regarding disclosure controls and procedures, the Company has formed a Disclosure Committee chaired by its CFO. The Committee is composed of key members of senior management, who have knowledge of significant portions of the Company's internal control system as well as the business and competitive environment in which the Company operates. The Disclosure Committee covers all of the Company's significant business and administrative functions. One of the key responsibilities of each Committee member is to review the document to be filed with the SEC as it progresses through the preparation process. Open lines of communication to financial reporting management exist for Committee members to convey comments and suggestions.

The Disclosure Committee has designated a preparation working group that is responsible for providing and/or reviewing the detail supporting financial disclosures. The
Committee also has designated a business issues working group that is responsible for the development of forward-looking disclosures.

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of September 30, 2002 (the disclosure control evaluation date) and that those controls and procedures support the disclosures in this document. During the nine months ended September 30, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                                                             34.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                               Third Quarter 2002         Third Quarter 2001
                            Balance  Interest  Rate    Balance   Interest  Rate
--------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks               $  1,110  $    8.4  2.99%  $  4,762  $    40.7  3.39%
Federal funds sold and
  securities purchased under
  resale agreements           5,747      26.5  1.83      3,594       32.4  3.57
Trading assets               11,167      44.2  1.58      8,773       52.7  2.40
Securities                   17,959     233.1  5.15     18,716      299.3  6.35
Loans
  Domestic
    Commercial               16,351     218.7  5.31     17,140      260.2  6.02
    Consumer
      Residential mortgages  19,319     309.5  6.41     17,593      317.0  7.21
      Other consumer          2,899      67.2  9.20      3,221       84.5 10.41
--------------------------------------------------------------------------------
      Total domestic         38,569     595.4  6.12     37,954      661.7  6.92
  International               3,065      36.0  4.66      4,255       67.8  6.32
--------------------------------------------------------------------------------
      Total loans            41,634     631.4  6.02     42,209      729.5  6.86
--------------------------------------------------------------------------------
Other interest                   **       4.9    **         **        6.5    **
--------------------------------------------------------------------------------
Total earning assets         77,617  $  948.5  4.85%    78,054  $ 1,161.1  5.90%
--------------------------------------------------------------------------------
Allowance for credit losses    (547)                      (539)
Cash and due from banks       1,958                      1,914
Other assets                  7,353                      7,035
--------------------------------------------------------------------------------
Total assets               $ 86,381                   $ 86,464
================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                  $    382  $    0.5  0.49%  $    361  $     0.5  0.53%
Consumer savings deposits    15,509      44.3  1.13     13,293       58.8  1.75
Other consumer time deposits  8,793      52.7  2.38     11,097      119.9  4.29
Commercial, public savings
 and other time deposits      8,532      29.7  1.38      7,483       57.7  3.06
Deposits in foreign offices  17,952      99.9  2.21     19,715      203.9  4.10
--------------------------------------------------------------------------------
Total interest bearing
  deposits                   51,168     227.1  1.76     51,949      440.8  3.37
--------------------------------------------------------------------------------
Short-term borrowings        10,807      58.5  2.15     10,378       74.2  2.84
Long-term debt                4,315      61.4  5.65      4,840       81.7  6.70
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                66,290  $  347.0  2.08%    67,167  $   596.7  3.52%
--------------------------------------------------------------------------------
Interest rate spread                           2.77%                       2.38%
--------------------------------------------------------------------------------
Noninterest bearing deposits  5,540                     5,398
Other liabilities             7,342                     6,501
Total shareholders' equity    7,209                     7,398
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity      $ 86,381                  $ 86,464
================================================================================
Net yield on average earning assets            3.07%                       2.87%
Net yield on average total assets              2.76                        2.59
================================================================================
*  Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan
    Bank stock included in other assets.



                                                                             35.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                               Nine Months 2002            Nine Months 2001
                           Balance   Interest  Rate    Balance   Interest  Rate
--------------------------------------------------------------------------------
                                                  in millions
Assets
Interest bearing deposits
  with banks               $ 2,346  $    47.5  2.71%  $  4,721  $   174.9  4.95%
Federal funds sold and
  securities purchased under
  resale agreements          5,431       74.6  1.84      3,282      113.1  4.61
Trading assets              10,445      118.8  1.52      8,284      175.9  2.83
Securities                  18,314      728.1  5.32     19,721    1,015.2  6.88
Loans
  Domestic
    Commercial              16,441      626.5  5.09     16,909      838.2  6.63
    Consumer
      Residential mortgages 19,062      941.4  6.59     16,898      937.5  7.40
      Other consumer         2,982      204.7  9.18      3,223      264.9 10.99
-------------------------------------------------------------------------------
      Total domestic        38,485    1,772.6  6.16     37,030    2,040.6  7.37
  International              3,320      125.0  5.03      4,244      227.2  7.16
-------------------------------------------------------------------------------
      Total loans           41,805    1,897.6  6.07     41,274    2,267.8  7.35
-------------------------------------------------------------------------------
Other interest                  **       16.6    **         **       21.7    **
-------------------------------------------------------------------------------
Total earning assets        78,341  $ 2,883.2  4.92%    77,282  $ 3,768.6  6.52%
-------------------------------------------------------------------------------
Allowance for credit losses   (530)                       (543)
Cash and due from banks      1,972                       1,858
Other assets                 7,506                       7,137
-------------------------------------------------------------------------------
Total assets               $87,289                    $ 85,734
================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                 $    380  $     1.3  0.46%  $    388  $     1.8  0.62%
Consumer savings deposits   15,285      129.1  1.13     12,844      193.2  2.01
Other consumer time deposits 9,238      186.8  2.70     11,381      406.5  4.78
Commercial, public savings
    and other time deposits  8,535       98.1  1.54      6,995      170.0  3.25
Deposits in foreign offices,
 primarily banks            18,902      320.1  2.26     20,600      761.5  4.94
--------------------------------------------------------------------------------
Total interest bearing
  deposits                  52,340      735.4  1.88     52,208    1,533.0  3.93
--------------------------------------------------------------------------------
Short-term borrowings       10,966      177.3  2.16      9,639      283.1  3.93
Long-term debt               4,640      200.3  5.77      4,913      256.9  6.99
--------------------------------------------------------------------------------
Total interest bearing
  liabilities               67,946  $ 1,113.0  2.19%    66,760  $ 2,073.0  4.15%
--------------------------------------------------------------------------------
Interest rate spread                           2.73%                       2.37%
--------------------------------------------------------------------------------
Noninterest bearing deposits 5,512                       5,552
Other liabilities            6,661                       6,064
Shareholders' equity         7,170                       7,358
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity     $ 87,289                    $ 85,734
================================================================================
Net yield on average earning assets            3.02%                       2.93%
Net yield on average total assets              2.71                        2.64
================================================================================
*  Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan
    Bank stock included in other assets.



                                                         36.

Part II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibits
    12.01  Computation of Ratio of Earnings to Fixed Charges
    12.02  Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Dividends.

(b) Reports on Form 8-K
    A current report on Form 8-K was filed August 5, 2002 announcing that HSBC USA Inc. had submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarterly period ended June 30, 2002 which was filed with the Securities and Exchange Commission.





                                                         37.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         HSBC USA Inc.
                                         (Registrant)




Date: November 4, 2002               /s/ Gerald A. Ronning
                                  ---------------------------
                                       Gerald A.Ronning
                                  Executive Vice President &
                                          Controller
                                 (On behalf of Registrant and
                                 as Chief Accounting Officer)



                                                         38.


Quarterly Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002


I, Youssef A. Nasr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HSBC USA Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors.

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                                    39.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                   HSBC USA Inc.
                                   (Registrant)




Date: November 4, 2002             /s/ Youssef A. Nasr
                                   -----------------------
                                   Youssef A. Nasr
                                   President and
                                   Chief Executive Officer



                                                         40.


Quarterly Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002


I, Robert M. Butcher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HSBC USA Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors.

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                                         41.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       HSBC USA Inc.
                                       (Registrant)




Date: November 4, 2002             /s/ Robert M. Butcher
                            -----------------------------------
                                     Robert M. Butcher
                            Senior Executive Vice President and
                                 Chief Financial Officer


                                                             42.


                                                   Exhibit 12.01



                         HSBC USA Inc.
       Computation of Ratio of Earnings to Fixed Charges
                  (in millions, except ratios)

-----------------------------------------------------------------
                                  Nine months ended September 30,
                                             2002           2001
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                      $  624         $  202
Applicable income tax expense                 367            130
Less undistributed equity earnings             17              6
Fixed charges:
 Interest on:
  Borrowed funds                              177            283
  Long-term debt                              200            257
 One third of rents, net of income
  from subleases                               12             14
-----------------------------------------------------------------
Total fixed charges                           389            554
Earnings before taxes and cumulative
 effect of accounting change based
 on income fixed charges                   $1,363         $  880
-----------------------------------------------------------------

Ratio of earnings to fixed charges           3.50           1.59
-----------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)             $  389         $  554
Add: Interest on deposits                     735          1,533
-----------------------------------------------------------------
Total fixed charges and interest
 on deposits                               $1,124         $2,087
-----------------------------------------------------------------

Earnings before taxes and cumulative
 effect of accounting change based
 on income and fixed charges (as above)    $1,363         $  880

Add: Interest on deposits                     735          1,533
-----------------------------------------------------------------

Total                                      $2,098         $2,413
-----------------------------------------------------------------

Ratio of earnings to fixed charges           1.87           1.16
-----------------------------------------------------------------


                                                             43.


                                                   Exhibit 12.02


                           HSBC USA Inc.
   Computation of Ratio of Earnings to Combined Fixed Charges
                    and Preferred Dividends
                  (in millions, except ratios)

-----------------------------------------------------------------
                                  Nine months ended September 30,
                                            2002            2001
-----------------------------------------------------------------
Excluding interest on deposits

Income before cumulative effect
 of accounting change                     $  624          $  202
Applicable income tax expense                367             130
Less undistributed equity earnings            17               6
Fixed charges:
 Interest on:
  Borrowed funds                             177             283
  Long-term debt                             200             257
 One third of rents, net of income
  from subleases                              12              14
-----------------------------------------------------------------
Total fixed charges                          389             554
Earnings before taxes and
 cumulative effect of accounting
 change based on income and
 fixed charges                            $1,363          $  880
-----------------------------------------------------------------

Total fixed charges                       $  389          $  554
Preferred dividends                           17              19
Ratio of pretax income to income
 before cumulative effect of
 accounting change                          1.59            1.64
-----------------------------------------------------------------
Total preferred stock dividend factor         28              31
Fixed charges, including preferred
 stock dividend factor                     $  417          $  585
-----------------------------------------------------------------

Ratio of earnings to combined fixed
 charges and preferred dividends             3.27            1.50
-----------------------------------------------------------------

Including interest on deposits

Total fixed charges, including
 preferred stock dividend factor
 (as above)                               $  417          $  585
Add: Interest on deposits                    735           1,533
-----------------------------------------------------------------
Fixed charges, including preferred
 stock dividend factor and interest
 on deposits                              $1,152          $2,118
-----------------------------------------------------------------
Earnings before taxes and
 cumulative effect of accounting
 change based on income and
 fixed charges (as above)                 $1,363          $  880
Add: Interest on deposits                    735           1,533
-----------------------------------------------------------------

Total                                     $2,098          $2,413
-----------------------------------------------------------------

Ratio of earnings to combined fixed
 charges and preferred dividends             1.82            1.14
-----------------------------------------------------------------
