Form 10-K
period 2002-12-31
HSBC USA INC /MD/
filed 2003-03-06
CIK 83246

================================================================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                          Commission file number 1-7436

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

                     This page is intentionally left blank.

T A B L E  O F  C O N T E N T S

Part 1
--------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Item 1.    Description of Business
             History and Development                                        4
             Regulation, Supervision and Capital                            4
             Competition                                                    7
             Business Segments                                             27
             International and Domestic Operations                         89
             Statistical Disclosure by Bank Holding Companies:
               Average Balance Sheets and Interest Earned and Paid         10
               Changes in Interest Income and Expense Attributable
                to Changes in Rate and Volume                              17
               Securities Portfolios                                       38
               Loans Outstanding:
                 Composition and Maturities                            38, 40
                 Risk Elements in the Loan Portfolio                       42
               Summary of Loan Loss Experience                             44
               Deposits                                                    71
               Short-Term Borrowings                                       72
Item 2.    Properties                                                       7
Item 3.    Legal Proceedings                                                7
Item 4.    Submission of Matters to a Vote of Security Holders              7


Part II
--------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters                                     7
Item 6.    Selected Financial Data                                          8
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12
Item 7A.   Quantitative and Qualitative Disclosures About
            Market Risk                                                    50
Item 8.    Financial Statements and Supplementary Data                     51
Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            95


Part III
--------------------------------------------------------------------------------

Item 10.   Directors and Executive Officers of the Registrant              95
Item 11.   Executive Compensation                                          98
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management                                                101
Item 13.   Certain Relationships and Related Transactions                 101
Item 14.   Controls and Procedures                                        102


Part IV
--------------------------------------------------------------------------------

Item 15.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                   103

P A R T  I

Item 1. Business
--------------------------------------------------------------------------------

      History and Development

HSBC USA Inc. (the Company), incorporated under the laws of Maryland, is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company's origin was in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. (Marine). In 1980, The Hongkong and Shanghai Banking Corporation (now HSBC Holdings plc, hereinafter referred to as "HSBC") acquired 51% of the common stock of Marine and the remaining 49% of common stock in 1987. HSBC is one of the largest banking and financial services organizations in the world. In December 1999, HSBC acquired Republic New York Corporation (Republic) and merged it with the Company. At the merger date, Republic and the Company had total assets of approximately $47 billion and $43 billion, respectively.

At December 31, 2002, the Company had assets of $89.4 billion and approximately 14,000 full and part time employees. The Company's principal subsidiary is HSBC Bank USA (the Bank), which had assets of $86.4 billion and deposits of $60.2 billion at December 31, 2002. The Bank is the tenth largest U.S. commercial bank ranked by assets.

The Company offers a full range of traditional commercial banking products and services to individuals, including high net worth individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products. The Bank also has mortgage banking and retail brokerage operations. The Company is an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet clients' needs.

The Bank's domestic operations are primarily in New York State. It also has banking branch offices in Pennsylvania, Florida, Oregon, Washington and California. In addition to its domestic offices, the Bank maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Panama, Asia, Latin America, Australia and Canada.

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

The Bank is required to maintain noninterest bearing cash reserves with the Federal Reserve Bank. The Bank's reserves averaged $394.0 million in 2002 and $211.0 million in 2001.

Item 1. Business  Continued
--------------------------------------------------------------------------------

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The most recent notification from the Federal Reserve Board (FRB) categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. Nothing has occurred since that notification that would change that category. To be categorized as well capitalized, a banking institution must have a minimum total risk-based ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%. The actual amounts and ratios for the Company and the Bank were as follows.

--------------------------------------------------------------------------------
                                       2002                       2001
                               -----------------------    ----------------------
December 31,                      Amount      Ratio          Amount       Ratio
--------------------------------------------------------------------------------
                                                   in millions
Total capital
 (to risk weighted assets)
   Company                        $7,796      14.24%         $7,404       13.31%
   Bank                            6,684      12.44           6,502       11.90
Tier 1 capital
 (to risk weighted assets)
   Company                         5,127       9.36           4,639        8.34
   Bank                            4,719       8.78           4,493        8.22
Tier 1 capital
 (to average assets)
   Company                         5,127       5.98           4,639        5.48
   Bank                            4,719       5.66           4,493        5.46
Risk weighted assets
   Company                        54,763                     55,620
   Bank                           53,752                     54,655
--------------------------------------------------------------------------------

Item 1. Business  Continued
--------------------------------------------------------------------------------

The following shows the components of the Company's risk-based capital.

------------------------------------------------------------------------------
December 31,                                         2002               2001
------------------------------------------------------------------------------
                                                         in millions
Common shareholder's equity                       $ 6,634            $ 6,450
Preferred stock                                       375                375
Guaranteed mandatorily redeemable
 preferred securities of subsidiaries               1,051                729
Less: Goodwill and identifiable intangibles        (2,918)            (2,896)
      Foreign currency translation adjustment         (15)               (19)
------------------------------------------------------------------------------
Tier 1 capital                                      5,127              4,639
------------------------------------------------------------------------------
Long-term debt and other instruments
 qualifying as Tier 2 capital                       2,123              2,209
Qualifying aggregate allowance for
 credit losses                                        539                556
Other Tier 2 components                                 7                  -
------------------------------------------------------------------------------
Tier 2 capital                                      2,669              2,765
------------------------------------------------------------------------------
Total capital                                      $7,796            $ 7,404
==============================================================================

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

The Bank is subject to risk-based assessments from the Federal Deposit Insurance Corporation (FDIC), the U. S. Government agency that insures deposits in the Bank to a maximum of $100,000 per domestic depositor. Depository institutions subject to assessment are categorized based on capital ratios and other factors, with those in the highest rated categories paying no assessments. The Bank was not assessed by the FDIC in the past three years.

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The current FICO assessment rate is 1.70 basis points annually for assessable deposits. The FICO assessment rate is adjusted quarterly. The Bank is subject to a quarterly FICO premium.

The USA Patriot Act (Patriot Act), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government's powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations on financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated this authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (FinCEN).

Many of the new anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to the Bank under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve new compliance obligations. The Patriot Act and other recent events have resulted in heightened scrutiny of Bank Secrecy Act and anti-money laundering compliance programs by the federal bank examiners. HSBC Bank USA is in the process of implementing a program to ensure that it is in full compliance with all such requirements.

      Competition


The Gramm-Leach-Bliley Act of 1999 (GLB Act), effective March 11, 2000, eliminated many of the regulatory restrictions on providing financial services. The Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. Therefore, the Company and its subsidiaries face intense competition in all of the markets they serve, competing with both other financial institutions and non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies.

Following the enactment of the Gramm-Leach-Bliley Act, the Company elected to be treated as a financial holding company (FHC). As an FHC, the Company's activities in the United States have been expanded enabling it to offer a more complete line of products and services. The Company's ability to engage in expanded financial activities as an FHC depends upon the Company's meeting certain criteria, including requirements that its U.S. depository institution subsidiary, the Bank, and its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank, N.A., be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not timely corrected, the Federal Reserve Board may require an FHC to divest its control of any subsidiary bank or to cease to engage in certain financial activities.

Item 2. Properties
--------------------------------------------------------------------------------

The principal executive offices of the Company are located at 452 Fifth Avenue, New York, New York 10018, which is owned by the Bank. The principal executive offices of the Bank are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. The Bank has more than 400 other banking offices in New York State located in 49 counties, two branches in Pennsylvania, eight branches in Florida, four branches in California and one branch in Oregon and one in Washington. Approximately 39% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. The Bank owns properties in: Buenos Aires, Argentina; Santiago, Chile; Panama City, Panama; Montevideo, Uruguay; Punta del Este, Uruguay and Mexico City, Mexico.

Item 3. Legal Proceedings (See Note 22 Litigation)
--------------------------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders (Not applicable)
--------------------------------------------------------------------------------

P A R T  II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters (Not applicable)
--------------------------------------------------------------------------------

Item 6. Selected Financial  Data (1)
--------------------------------------------------------------------------------

Year Ended December 31,                     2002            2001            2000            1999             1998
--------------------------------------------------------------------------------------------------------------------
                                                                        in millions
Net interest income                 $    2,376.3     $   2,265.3     $   2,118.5     $   1,225.9      $   1,165.3
--------------------------------------------------------------------------------------------------------------------
Total trading revenues                      33.1           198.9           140.2            10.0              3.7
Securities transactions                    118.2           149.3            28.8            10.1             13.8
Interest on Brazilian tax settlement          --              --              --            13.1             32.7
Other operating income                     908.0           747.5           663.4           430.8            409.9
--------------------------------------------------------------------------------------------------------------------
Total other operating income             1,059.3         1,095.7           832.4           464.0            460.1
--------------------------------------------------------------------------------------------------------------------
Goodwill amortization                         --           176.5           176.1            33.3             37.7
Princeton Note Matter                         --           575.0              --              --               --
Operating expenses                       1,875.5         1,791.5         1,729.7           794.6            742.5
Provision for credit losses                195.0           238.4           137.6            90.0             80.0
--------------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect
  of accounting change                   1,365.1           579.6           907.5           772.0            765.2
Applicable income tax expense              509.7           226.0           338.5           308.3            238.1
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                        855.4           353.6           569.0           463.7            527.1
--------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of SFAS 133, net of tax      --            (0.5)             --              --               --
--------------------------------------------------------------------------------------------------------------------
Net income                          $      855.4     $     353.1     $     569.0     $     463.7      $     527.1
====================================================================================================================

Adjusted net income (2)             $      855.4     $     529.6     $     745.1     $     497.0      $     564.8
====================================================================================================================

Balances at year end
Total assets                        $     89,426     $    87,114     $    83,035     $    87,246      $    33,944
Goodwill                                   2,829           2,842           3,172           3,245              333
Long-term debt                             4,225           4,491           5,097           5,885            1,748
Common shareholder's equity                6,897           6,549           6,834           6,717            2,228
Total shareholders' equity                 7,397           7,049           7,334           7,217            2,228
Ratio of shareholders'
  equity to total assets                    8.27%           8.09%           8.83%           8.27%            6.56%
--------------------------------------------------------------------------------------------------------------------

Selected financial data (3)
Rate of return on
  Total assets                              0.97%           0.41%           0.69%           1.35%            1.60%
  Total common shareholder's equity        12.42            4.80            8.22           20.31            24.93
Total shareholders' equity to total assets  8.20            8.50            8.56            6.67             6.44
--------------------------------------------------------------------------------------------------------------------

(1) HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31, 1999. The acquisition was accounted for as a purchase by the Company so that the fair value of the assets and liabilities of Republic are included in balances as of year end 1999. Accordingly, the results of operations of Republic are included with those of the Company for the periods subsequent to the acquisition.

(2) With the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002, the Company is no longer required to amortize goodwill but rather evaluate goodwill for impairment annually. Accordingly, for prior periods presented, goodwill amortization has been excluded from the adjusted amounts for consistency purposes.

(3)   Based on average daily balances.

Quarterly Results of Operations

                                                                             2002
-------------------------------------------------------------------------------------------------------------------
                                                    4th Q           3rd Q (1)          2nd Q (1)          1st Q (1)
-------------------------------------------------------------------------------------------------------------------
                                                                  in millions
Net interest income                         $       625.2 (2)  $       595.1      $       574.0      $       582.0
-------------------------------------------------------------------------------------------------------------------
Total trading revenues                               10.1               21.5              (30.4)              31.9
Securities transactions                              (2.3)              16.2               66.3               38.0
Other operating income                              259.3 (3)          211.2              230.3              207.2
-------------------------------------------------------------------------------------------------------------------
Total other operating income                        267.1              248.9              266.2              277.1
-------------------------------------------------------------------------------------------------------------------
Operating expenses                                  496.9              457.4              471.2              450.0
Provision for credit losses                          26.2               39.0               56.3               73.5
-------------------------------------------------------------------------------------------------------------------
Income before taxes                                 369.2              347.6              312.7              335.6
Applicable income tax expense                       140.7              130.7              114.1              124.2
-------------------------------------------------------------------------------------------------------------------
Net income                                   $      228.5      $       216.9      $       198.6      $       211.4
===================================================================================================================


                                                                             2001
-------------------------------------------------------------------------------------------------------------------
                                                    4th Q              3rd Q              2nd Q              1st Q
-------------------------------------------------------------------------------------------------------------------
                                                                  in millions
Net interest income                         $       595.0      $       554.7      $       571.8      $       543.8
-------------------------------------------------------------------------------------------------------------------
Total trading revenues                               22.9               73.8               51.8               50.4
Securities transactions                               2.6               20.9               56.6               69.2
Other operating income                              233.8              181.1              159.8              172.8
-------------------------------------------------------------------------------------------------------------------
Total other operating income                        259.3              275.8              268.2              292.4
-------------------------------------------------------------------------------------------------------------------
Goodwill amortization                                43.4               43.8               44.2               45.1
Princeton Note Matter                                  --              575.0                 --                  -
Operating expenses                                  467.7              437.9              439.4              446.5
Provision for credit losses                          95.4               47.5               48.0               47.5
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes and cumulative effect
  of accounting change                              247.8             (273.7)             308.4              297.1
Applicable income tax expense (benefit)              96.3             (106.5)             120.4              115.8
-------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
  accounting change                                 151.5             (167.2)             188.0              181.3
-------------------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change -
  implementation of SFAS 133, net of tax               --                 --                 --               (0.5)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $      151.5      $      (167.2)     $       188.0      $       180.8
===================================================================================================================

(1) Operating expenses for the first three quarters of 2002 were restated in accordance with the adoption of SFAS 147 during the fourth quarter.

(2) Reflects the impact of growth in the balance sheet, primarily residential mortgage loans, and wider interest margins on residential mortgage loans and treasury investments.

(3) Reflects higher levels of fee-based income, including $12.8 million of revenue earned by the newly formed wealth and tax advisory services business. Also includes higher levels of mortgage banking revenue as a result of increased gains on sale of mortgages from higher mortgage origination volumes.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.

                                                                                           2002
                                                                           ---------------------------------
                                                                           Balance       Interest      Rate
------------------------------------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks                                      $    1,996  $    54.7        2.74%
Federal funds sold and securities purchased under resale agreements            5,289       94.7        1.79
Trading assets                                                                10,943      161.3        1.47
Securities                                                                    18,541      975.3        5.26
Loans
  Domestic
    Commercial                                                                16,464      841.5        5.11
    Consumer
         Residential mortgages                                                19,346    1,250.0        6.46
         Other consumer                                                        2,963      270.5        9.13
-----------------------------------------------------------------------------------------------------------
      Total domestic                                                          38,773    2,362.0        6.09
  International                                                                3,281      160.1        4.88
-----------------------------------------------------------------------------------------------------------
      Total loans                                                             42,054    2,522.1        6.00
-----------------------------------------------------------------------------------------------------------
Other interest                                                                     *       23.4           *
-----------------------------------------------------------------------------------------------------------
Total earning assets                                                          78,823  $ 3,831.5        4.86%
-----------------------------------------------------------------------------------------------------------
Allowance for credit losses                                                     (533)
Cash and due from banks                                                        2,017
Other assets                                                                   7,473
-----------------------------------------------------------------------------------------------------------
Total assets                                                              $   87,780
===========================================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits                                                        $   21,070  $   211.7        1.00%
  Other time deposits                                                         12,170      317.3        2.61
Deposits in foreign offices                                                   18,705      406.7        2.17
-----------------------------------------------------------------------------------------------------------
Total interest bearing deposits                                               51,945      935.7        1.80
-----------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under repurchase agreements        2,123       53.0        2.50
Other short-term borrowings                                                    9,292      178.5        1.92
Long-term debt                                                                 4,610      263.3        5.71
-----------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                            67,970  $ 1,430.5        2.10%
-----------------------------------------------------------------------------------------------------------
Interest rate spread                                                                                   2.76%
-----------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                                                   5,631
Other liabilities                                                              6,979
Total shareholders' equity                                                     7,200
-----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $   87,780
===========================================================================================================
Net yield on average earning assets                                                                    3.05%
-----------------------------------------------------------------------------------------------------------
Net yield on average total assets                                                                      2.74
===========================================================================================================

* Other interest relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest included fees of $42 million for 2002, $55 million for 2001 and $44 million for 2000.

SCHEDULE CONTINUED

               2001                                                      2000
--------------------------------                          ----------------------------------
 Balance     Interest       Rate                           Balance       Interest     Rate
--------------------------------------------------------------------------------------------
             in millions
$  4,467    $  207.2        4.64%                         $  4,424    $  308.7        6.98%
   3,588       137.9        3.84                             3,260       215.0        6.59
   8,429       217.1        2.58                             5,504       140.5        2.55
  19,808     1,292.3        6.52                            21,653     1,572.4        7.26


  16,997     1,065.7        6.27                            16,436     1,266.3        7.70

  17,123     1,247.5        7.29                            14,551     1,086.3        7.47
   3,186       339.3       10.65                             3,189       365.7       11.47
--------------------------------------------------------------------------------------------
  37,306     2,652.5        7.11                            34,176     2,718.3        7.95
   4,135       286.1        6.92                             4,790       355.5        7.42
--------------------------------------------------------------------------------------------
  41,441     2,938.6        7.09                            38,966     3,073.8        7.89
--------------------------------------------------------------------------------------------
       *        27.9           *                                 *        32.8           *
--------------------------------------------------------------------------------------------
  77,733    $4,821.0        6.20%                           73,807    $5,343.2        7.24%
--------------------------------------------------------------------------------------------
    (541)                                                     (606)
   1,891                                                     1,794
   7,193                                                     7,793
--------------------------------------------------------------------------------------------
$ 86,276                                                  $ 82,788
============================================================================================


$ 17,503    $  275.7        1.58%                         $ 15,579    $  333.2        2.14%
  14,069       679.7        4.83                            13,796       770.9        5.59
  20,263       901.5        4.45                            19,594     1,230.0        6.28
--------------------------------------------------------------------------------------------
  51,835     1,856.9        3.58                            48,969     2,334.1        4.77
--------------------------------------------------------------------------------------------
   2,553        78.2        3.06                             2,082       123.8        5.95
   7,341       259.0        3.53                             6,574       320.9        4.88
   4,835       328.1        6.79                             5,771       420.3        7.28
--------------------------------------------------------------------------------------------
  66,564    $2,522.2        3.79%                           63,396    $3,199.1        5.05%
--------------------------------------------------------------------------------------------
                            2.41%                                                     2.19%
--------------------------------------------------------------------------------------------
   5,596                                                     6,063
   6,782                                                     6,246
   7,334                                                     7,083
--------------------------------------------------------------------------------------------
$ 86,276                                                  $ 82,788
============================================================================================
                            2.96%                                                     2.91%
--------------------------------------------------------------------------------------------
                            2.66                                                      2.59
============================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The Company reported net income of $855.4 million for 2002 compared with $353.1 million in 2001. Return on average common shareholder's equity was 12.42% in 2002 and 4.80% in 2001. Net income in 2001 included a $351.0 million after tax charge for the Princeton Note Matter and $176.5 million of goodwill amortization, not included in 2002 earnings under new U.S. GAAP accounting rules. When 2001 is adjusted for these items, net income decreased by 3 percent to $855.4 million for the year ended December 31, 2002 from $880.6 million for the year ended December 31, 2001, although net income before taxes increased by 3 percent year over year.

During 2002, the Company achieved solid growth in income from banking operations. Net interest income was $2,376.3 million in 2002 compared with $2,265.3 million in 2001. The increase in net interest income reflects the impact of growth in the balance sheet, primarily residential mortgage loans, and wider interest margins in residential mortgage loans and treasury investments. While total other operating income was down slightly compared to 2001, driven by lower levels of market sensitive trading revenues, solid growth was achieved in most categories of fee-based and other operating income. Total operating expenses were $1,875.5 million for 2002 compared to $2,543.0 million for 2001. The decrease in expense reflects the discontinuance of goodwill amortization in 2002 as well as the impact of the 2001 charge for the Princeton Note Matter. The provision for credit losses was $195.0 million for 2002 compared to $238.4 million for 2001, as credit quality improved, as measured by criticized and nonaccruing loans, during the later part of 2002.

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

A detailed earnings performance review comparing 2002, 2001 and 2000 begins on page 15. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 53.

Critical Accounting Estimates
--------------------------------------------------------------------------------

Provision for Credit Losses

An assessment of the adequacy of the allowance for credit losses is regularly conducted through a detailed review of the loan portfolio. The allocated portion of the allowance is based on an evaluation of specific commercial and residential mortgage problem loans considered "impaired". Reserves against impaired loans are determined primarily by reference to independent valuations of underlying loan collateral.

In addition, formula-based reserves are provided for homogeneous categories of loans where it is deemed probable, based on historical data, that a loss has been realized even though it has not yet been manifested in a specific loan.

In determining formula-based reserves, the Company utilizes historical data to develop a range of loss factors. These factors are continually updated with consideration given to specific industry forecasts and concentration risks, along with trends in delinquency, nonaccruals and credit classifications. For purposes of this analysis, commercial loan portfolios are segregated by specific business unit while consumer loans are segregated by product type.

The Company then selects the individual loss factors from within the range based upon an evaluation of critical data and trends. These loss factors are then applied to outstanding balances to arrive at formula-based reserve amounts.

At December 31, 2002, there were $345.3 million of formula-based reserves contained within the total allowance for credit losses. Had the loss factors been utilized at the high end of the range, formula-based reserves would have increased by $119.0 million to $464.3 million. In contrast, had the loss factors been utilized at the low end of the range, formula-based reserves would have decreased by $201.5 million to $143.8 million.

Changes in credit quality tend to occur over an extended period of time. As such, movements in selected loss factors within the range tend to be gradual. The Company does not believe the high or low end of the range would occur for every segment of the loan portfolio at one point in time. Further the Company would not expect the allowance for credit losses or associated provision expense to materially change during any given reporting period strictly as a result of movements in selected loss factors from within the range. Large movements primarily result from the significant deterioration of large credits as a result of factors not previously known.

The Company recognizes however that there is a high degree of subjectivity and imprecision inherent in the process of estimating losses utilizing historical data. Accordingly, additional unallocated reserves are provided based upon an evaluation of certain other critical factors including the impact of the national economic cycle, migration of loans within non-criticized loan portfolios, as well as portfolio concentration.

Goodwill

Goodwill is not subject to amortization but must be tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill.

Reporting units were identified based upon an analysis of each of the Company's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value.

Determining the fair value of a reporting unit requires a high degree of subjective management assumption. Discounted cash flow valuation models are utilized that incorporate such variables as revenue growth rates, expense trends, interest rates and terminal values. Based upon an evaluation of key data and market factors, management selects from a range the specific variables to be incorporated into the valuation model.

The Company has established April 30 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. At April 30, 2002, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill. In aggregate, fair value of all the reporting units exceeded carrying value, including goodwill, by more than $4 billion. Only if the most severely negative assumptions relative to these variables were incorporated into the model, which in the opinion of management are not appropriate assumptions in the current environment, would any individual reporting unit indicate impairment.

Mortgage Servicing Rights

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. These assumptions involve a high degree of subjectivity that is dependent on future interest rate movements. The reasonableness of these pricing models is periodically substantiated by reference to independent broker price quotations and actual market sales.

Note 6 to the consolidated financial statements contains information regarding the factors (prepayment rate, discount rate, etc.) that were used in determining the fair value of the MSRs at December 31, 2002. It also contains the isolated impacts on fair value resulting from hypothetical changes in those factors, as required by GAAP.

The Company manages its exposure to declines in the fair value of the MSRs by reference to the interest rate environment. For instance, at December 31, 2002, the Company estimates that the fair value of the MSRs would be approximately $63 million higher if intermediate term rates were to immediately increase by 100 basis points. Similarly, if there were an immediate decrease of 100 basis points, the value would be approximately $114 million lower. However, in evaluating the impact of rate changes, the effect of the various financial instruments, including derivatives, that are used to protect the economic value of the MSRs, is considered. After considering that effect, the adjusted positive impact on operations of a 100 basis point increase in rates is $5 million. The negative impact of a 100 basis point decrease is approximately $17 million.

E A R N I N G S   P E R F O R M A N C E   R E V I E W

Net Interest Income
--------------------------------------------------------------------------------

Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

-----------------------------------------------------------------------------------------------------------------
                                              Increase/(Decrease)                Increase/(Decrease)
                                     2002        Amount        %        2001      Amount         %          2000
-----------------------------------------------------------------------------------------------------------------
                                                                 in millions
Interest income                  $3,831.5     $  (989.5)   (20.5)   $4,821.0     $(522.2)     (9.8)     $5,343.2
Interest expense                  1,430.5      (1,091.7)   (43.3)    2,522.2      (676.9)    (21.2)      3,199.1
-----------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent
 basis                            2,401.0         102.2      4.4     2,298.8       154.7       7.2       2,144.1
Less: taxable
 equivalent adjustment               24.7          (8.8)   (26.2)       33.5         7.9      30.8          25.6
-----------------------------------------------------------------------------------------------------------------
Net interest income              $2,376.3     $   111.0      4.9    $2,265.3     $ 146.8       6.9      $2,118.5
-----------------------------------------------------------------------------------------------------------------
Average earning assets           $ 78,823     $   1,090      1.4    $ 77,733     $ 3,926       5.3      $ 73,807
Average nonearning
 assets                             8,957           414      4.9       8,543        (438)     (4.9)        8,981
-----------------------------------------------------------------------------------------------------------------
Average total assets             $ 87,780     $   1,504      1.7    $ 86,276     $ 3,488       4.2      $ 82,788
-----------------------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets              3.05%          .09%     3.0        2.96%        .05%      1.7          2.91%
 Average total assets                2.74           .08      3.0        2.66         .07       2.7          2.59
=================================================================================================================

      2002 Compared to 2001

Net interest income was $2,376.3 million in 2002 compared with $2,265.3 million in 2001. The 4.9% increase in net interest income for 2002 reflects the impact of a larger balance sheet and a wider net interest margin in a declining rate environment.

Average residential mortgages grew $2.2 billion for 2002 as the mortgage banking division experienced record levels of production driven by the low rate environment which began in 2001. Average investment securities decreased $1.3 billion compared to 2001 as the Company sold securities, including mortgage backed, U.S. Treasury and Latin American securities to adjust to interest rate changes and to reduce its credit risk. The Company invested additional amounts in shorter term trading assets. A more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products also contributed to the increase in net interest income for 2002 as compared to 2001.

The Federal Reserve reductions in short-term rates in 2001 and the fourth quarter of 2002 led to lower gross yields earned on assets and lower gross rates paid on liabilities compared to 2001. The short-term rate cuts led to wider interest margins in the residential mortgage business, treasury investment operations and certain commercial lending businesses.

      2001 Compared to 2000

Net interest income was $2,265.3 million in 2001 compared with $2,118.5 million in 2000. The 6.9% increase in net interest income for 2001 reflected the impact of a larger balance sheet and a wider interest margin.

Average residential mortgages grew $2.6 billion for 2001 as the mortgage banking division experienced increased levels of production driven by a low rate environment. Average investment securities decreased $1.8 billion for 2001 as the Company sold securities, including mortgage backed securities, to adjust to interest rate changes and to reconfigure exposure to residential mortgages. Balance sheet growth for 2001 was funded largely by increased levels of consumer savings and time deposits.

The Federal Reserve lowered short-term interest rates eleven times during 2001. For the year 2001, the average annual prime rate decreased 2.3% and the average three month LIBOR rate decreased by 2.8%. The declining interest rate environment in 2001 led to lower gross yields earned on assets and lower gross rates paid on liabilities. In addition to the benefit of an increased level of lower cost personal and commercial deposits, short-term rate cuts led to wider interest margins in certain commercial businesses, the residential mortgage business and treasury.

      Forward Outlook

The Company will continue to pursue modest growth in high quality commercial loans and residential mortgages. Some less profitable commercial lending relationships are expected to be exited. We expect continuing weakness in the U.S. economy and the uncertain world wide political environment to encourage our corporate customers to adopt a cautious approach towards revenue growth and capital spending plans, and this will undoubtedly dampen future loan demand. The ultimate level of activity in the residential mortgage portfolio will depend on the rate environment and the Company's appetite for additional mortgage products on the balance sheet. Lending activity should benefit from HSBC Group initiatives, specifically our cross-border business is expected to benefit from the HSBC Group's new North American alignment initiative. The goal of this initiative is to increase HSBC brand awareness and to provide seamless North American service propositions to customers of the Company and HSBC Bank Canada. The acquisition of Household International, Inc. by HSBC, which is expected to be completed during the first quarter of 2003, may also provide an opportunity for future growth.

The Company expects to fund balance sheet growth with personal and commercial deposits and some wholesale market funding. The Company is expected to continue to benefit from the steep yield curve established in the later part of 2002 into the early part of 2003. A continuing low level of interest rates means less money will be earned by the Company on deposits. The lower rate environment may also lead to further movements of customer funds from certificate of deposit products and other investments into saving accounts, thus helping to sustain current interest margins. However, if rates drop and the yield curve flattens in 2003, interest margins are likely to shrink. (See Quantitative and Qualitative Disclosures About Market Risk). This margin shrinkage may be dampened by balance sheet growth or other management actions.

The following table presents net interest income components on a taxable equivalent basis, using tax rates approximating 35%, and quantifies the changes in the components according to "volume and rate".

Net Interest Income Components Including Volume/Rate Analysis
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

                                  2002 Compared to 2001                  2001 Compared to 2000
                                    Increase(Decrease)                     Increase(Decrease)
                                2002     Volume        Rate        2001     Volume        Rate        2000
-----------------------------------------------------------------------------------------------------------
                                                         in millions
Interest income:
Interest bearing
 deposits with banks        $   54.7   $  (87.7)   $  (64.8)   $  207.2   $    2.9    $ (104.4)   $  308.7
Federal funds sold and
 securities purchased
 under resale agreements        94.7       49.0       (92.2)      137.9       19.9       (97.0)      215.0
Trading assets                 161.3       53.4      (109.2)      217.1       75.4         1.2       140.5
Securities                     975.3      (78.7)     (238.3)    1,292.3     (127.7)     (152.4)    1,572.4
Loans
  Domestic
    Commercial                 841.5      (32.5)     (191.7)    1,065.7       41.9      (242.5)    1,266.3
    Consumer
     Residential
      mortgages              1,250.0      152.1      (149.6)    1,247.5      188.0       (26.8)    1,086.3
     Other consumer            270.5      (22.6)      (46.2)      339.3        (.5)      (25.9)      365.7
  International                160.1      (51.9)      (74.1)      286.1      (46.4)      (23.0)      355.5
Other interest *                23.4       (4.5)         --        27.9       (4.9)         --        32.8
-----------------------------------------------------------------------------------------------------------
Total interest income        3,831.5      (23.4)     (966.1)    4,821.0      148.6      (670.8)    5,343.2
-----------------------------------------------------------------------------------------------------------
Interest expense:
Deposits in domestic
 offices
  Savings deposits             211.7       48.9      (112.9)      275.7       37.7       (95.2)      333.2
  Other time deposits          317.3      (82.2)     (280.2)      679.7       15.0      (106.2)      770.9
Deposits in foreign
 offices                       406.7      (64.7)     (430.1)      901.5       40.7      (369.2)    1,230.0
Federal funds purchased
 and securities sold
 under repurchase
 agreements                     53.0      (12.0)      (13.2)       78.2       23.7       (69.3)      123.8
Other short-term
 borrowings                    178.5       57.3      (137.8)      259.0       34.3       (96.2)      320.9
Long-term debt                 263.3      (14.7)      (50.1)      328.1      (64.9)      (27.3)      420.3
-----------------------------------------------------------------------------------------------------------
Total interest expense       1,430.5      (67.4)   (1,024.3)    2,522.2       86.5      (763.4)    3,199.1
-----------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis   $2,401.0   $   44.0    $   58.2    $2,298.8   $   62.1    $   92.6    $2,144.1
-----------------------------------------------------------------------------------------------------------

* Other interest income relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Other Operating Income
--------------------------------------------------------------------------------

Other operating income was $1,059.3 million in 2002 compared with $1,095.7 million in 2001 and $832.4 million in 2000.

----------------------------------------------------------------------------------------------------------------------
                                                 Increase/(Decrease)                 Increase/(Decrease)
                                       2002      Amount           %        2001      Amount           %        2000
----------------------------------------------------------------------------------------------------------------------
                                                                     in millions
Trust income                       $   94.4    $    6.8         7.8    $   87.6    $    2.7         3.2    $   84.9
Service charges                       206.5        17.5         9.2       189.0        16.7         9.7       172.3
Mortgage banking revenue              110.1        30.7        38.7        79.4        46.9       144.3        32.5
Letter of credit fees                  66.4         5.4         8.8        61.0         7.5        13.9        53.5
Credit card fees                       72.3         8.2        12.7        64.1         8.1        14.5        56.0
Other fee-based income                175.3        38.7        28.3       136.6         4.8         3.7       131.8
Investment product fees                89.1        21.3        31.5        67.8         8.8        14.8        59.0
Other income                           93.9        31.9        51.5        62.0       (11.4)      (15.5)       73.4
-------------------------------------------------------------------------------------------------------------------
Nontrading income                     908.0       160.5        21.5       747.5        84.1        12.7       663.4
-------------------------------------------------------------------------------------------------------------------
Trading revenues
  Treasury business and
   other                              130.1      (135.9)      (51.1)      266.0       125.8        89.7       140.2
  Residential mortgage
   related                            (97.0)      (29.9)      (44.5)      (67.1)      (67.1)         --          --
-------------------------------------------------------------------------------------------------------------------
Total trading revenues                 33.1      (165.8)      (83.3)      198.9        58.7        41.9       140.2
-------------------------------------------------------------------------------------------------------------------
Securities transactions               118.2       (31.1)      (20.8)      149.3       120.5       417.6        28.8
-------------------------------------------------------------------------------------------------------------------
Total other operating
 income                            $1,059.3    $  (36.4)       (3.3)   $1,095.7    $  263.3        31.6    $  832.4
===================================================================================================================

      Nontrading Income
--------------------------------------------------------------------------------

      2002 Compared to 2001

Nontrading income was $908.0 million in 2002 compared with $747.5 million in 2001. The increase in service charges for 2002 is due to growth in personal and commercial deposit service charges, reflecting business growth in the New York City region as well as fee increases instituted during 2002. The increase in other fee-based income includes $15.1 million of revenue earned by the newly formed wealth and tax advisory services business which commenced activity during the third quarter of 2002. Also, increases in fee income were noted in the International Private Banking, Treasury and Traded Markets businesses. The growth in investment product fees was driven by increases in brokerage revenues due primarily to the sale of annuity products. Revenues related to the sale of annuity products increased $22.5 million compared with 2001. The increase in other income reflects higher levels of insurance revenues. Insurance revenues increased $13.8 million or 42.5% compared to 2001. Over 1,500 professionals are now licensed to sell insurance and certain annuity products through our retail network. The $24.3 million increase in earnings on investments, accounted for under the equity method of accounting also contributed to the growth in other income for 2002. These improved earnings related primarily to the equity investment in HSBC Republic Bank (Suisse) S.A.

The following table presents the components of mortgage banking revenue for the past three years.

--------------------------------------------------------------------------------
                                           2002            2001          2000(3)
--------------------------------------------------------------------------------
                                                       in millions
Servicing fee income                      $72.4          $ 70.9        $ 71.1
MSRs amortization                        (133.6)(1)       (58.1)        (45.6)
Gain on sale of mortgages                 163.7            66.6           7.0
Fair value hedge activity                   7.6(2)           --            --
--------------------------------------------------------------------------------
Total mortgage banking revenue (4)      $ 110.1          $ 79.4        $ 32.5
--------------------------------------------------------------------------------

(1) Includes a $56.3 million provision for impairment. $40.6 million of the provision is included in a valuation reserve at December 31, 2002.

(2) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity. Effective December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of conventional closed mortgage loans originated for sale.

(3) Prior to the adoption of SFAS 133 on January 1, 2001, the value of economic hedges against servicing rights were considered a component of market value of servicing rights for purposes of assessing impairment. Interest rate lock commitments and forward sales were not specifically recognized until such time as related mortgages were sold at which time they were considered in the determination of the gain or loss on sale. After the adoption of SFAS 133, these instruments were marked to market as a component of residential mortgage business related trading revenue.

(4) Does not include residential mortgage business related trading revenue or net interest income impact of the mortgage business.

Mortgage banking revenue increased $30.7 million compared to 2001 as a result of higher gains on the sale of mortgages from higher mortgage origination volumes. This increase was partially offset by higher levels of mortgage servicing rights
(MSRs) amortization which included a provision for impairment of $56.3 million associated with higher prepayment activity during 2002 due to the low rate environment. The provision for impairment was partially offset by increased market value of derivative instruments used to protect the value of MSRs. This was recorded in residential mortgage business related trading revenue. The residential mortgage business related trading revenue and the net interest income impact of the mortgage business should also be considered when evaluating overall profitability of the mortgage business.

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

Mortgage banking revenue increased significantly due to higher levels of gains on sales of mortgages resulting from a mortgage refinancing wave and the adoption of SFAS 133 on January 1, 2001 which required interest rate locks and forward sales commitments, previously part of mortgage banking revenue, to be marked to market through trading revenue. The total dollar amount of residential mortgages originated for sale was over three times greater than 2000. Offsetting the increase in mortgage banking revenue were losses in residential mortgage related trading revenue.

      Forward Outlook

During 2003, the Company will utilize its strong retail distribution network, its HSBC Group linkage and its high quality sales and service culture to pursue revenue growth despite an uncertain economy. The Company will continue to focus on growth in brokerage, insurance, mortgage banking, trust, asset management, private banking and trade service related fees. Maximization of the "cross-sell" potential of the existing customer base will be a key business development theme for the upcoming year. The Company is expecting to earn increased fee income from the newly formed wealth and tax advisory service business, which commenced activity during the third quarter of 2002. Expansion of the Company's reinsurance business will be a strategic initiative for the upcoming year. Mortgage banking will continue to leverage its strong New York and national presence and multiple, well developed origination channels to position the business to maximize production opportunities and maintain continuity in different markets and rate environments. The Company will continue to utilize its well developed secondary market strategy to sell loans to the "Agencies" (FNMA, FHLMC and GNMA), private investors and conduits on a services retained basis.

      Trading Revenues
--------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
                                                                                2002       2001      2000
----------------------------------------------------------------------------------------------------------
                                                                                      in millions
Trading revenues - treasury business and other                                $130.1     $266.0    $140.2
Net interest income *                                                           74.3       38.6      52.1
----------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other                        $204.4     $304.6    $192.3
==========================================================================================================

Business:
  Derivatives and treasury                                                    $ 70.8     $120.2    $ 44.9
  Foreign exchange                                                              39.5       93.1      74.4
  Precious metals                                                               70.2       52.6      49.1
  Other trading                                                                 23.9       38.7      23.9
----------------------------------------------------------------------------------------------------------
Trading related revenues - treasury business and other                        $204.4     $304.6    $192.3
==========================================================================================================

Trading revenues (loss) - residential mortgage business related               $(97.0)    $(67.1)   $   --
==========================================================================================================

* Included in net interest income on the consolidated income statement.

      Treasury Business and Other: 2002 Compared to 2001

Total treasury business and other trading related revenues were $204.4 million in 2002 compared to $304.6 million for 2001. The decline in derivatives and treasury trading revenue in 2002 results from mark to market losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the year. Offsetting these declines were increased trading revenues in credit and interest rate derivatives resulting from increased customer activity and proprietary trading positions, which profited from movements in credit and interest rate spreads. The reduction in foreign exchange trading revenue for 2002 compared to 2001 reflects lower levels of proprietary trading revenue due to reduced volatility in the foreign exchange markets and adverse rate exchange movements. The increase in precious metals trading revenue for 2002 compared to 2001 is due to increased customer activity and proprietary trading positions, which benefited from movement in precious metals spreads and prices.

      Treasury Business and Other: 2001 Compared to 2000

Trading related revenues for 2001 increased 58% compared with 2000. Foreign exchange trading revenue increased $18.7 million or 25% as the Company made a strategic decision to strengthen its capabilities in foreign exchange in the U.S. market. The increase in foreign exchange trading income was a direct result of that decision as trading volumes with clients and proprietary trading revenue increased markedly over 2000. Trading revenue in the Company's banknote business, included in foreign exchange business results, also increased in 2001. The Company also decided to expand its derivative capabilities in 2001. The increased derivatives related trading revenues reflected increased client activity and expanded product offerings. The Company was able to take advantage of falling U.S. interest rates and price volatility to more than double its domestic treasury business related trading revenue in 2001. Precious metals trading revenue increased 7% in 2001 as the Company capitalized on interest rate movements in those markets as well as profiting from precious metals option trading.

      Treasury Business and Other: Forward Outlook

The Company expects to continue to build on its capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals to expand its client franchise and grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from reporting period to reporting period.

      Residential Mortgage Business Related

In conjunction with the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) on January 1, 2001, certain derivatives including loan commitments granted to customers, forward loan sales commitments (FLSC) associated with originated mortgage loans held for sale, and instruments used to protect against the decline in economic value of mortgage servicing rights, are recorded as trading positions. The components of trading revenue (loss) related to these instruments were as follows.

------------------------------------------------------------------------------
                                                        2002            2001
------------------------------------------------------------------------------
                                                           in millions
SFAS 133 FLSC/Rate locks                             $(141.6)         $(27.4)
Derivative instruments used to
 protect value of MSRs                                  44.6           (39.7)
------------------------------------------------------------------------------
Trading revenues (loss) - residential
 mortgage business related                           $ (97.0)         $(67.1)
==============================================================================

As a result of the adoption of SFAS 133, higher gains on sale of mortgages, included in mortgage banking revenue (see other operating income), have been recognized in 2002 and 2001 as compared to 2000. In periods prior to the adoption of SFAS 133, the value of the interest rate lock commitments and forward sale commitments were considered in the determination of the lower of cost or market for loans held for sale and the ultimate gain or loss on sale of mortgages. The economic hedges on MSRs were considered in assessing whether or not impairment needed to be recognized. Both were reported as a component of mortgage banking revenue for 2000.

The increase in the market value of the servicing hedges of $44.6 million through the trading account does not include mortgage backed securities (MBS's) on the balance sheet that provide additional economic protection against a decline in the value of MSRs. As the MBS's are classified as investment securities available for sale, the increase in their market value is reflected in the equity section of the balance sheet through other comprehensive income. The change in market value of these securities is not recognized in income until they are sold.

Mortgage banking revenue included in other operating income and the net interest impact of the mortgage business should also be considered when evaluating overall profitability of the mortgage business.

      Forward Outlook

The Company will continue to employ a well developed risk management strategy to reduce interest rate and prepayment risk by utilizing derivative instruments to hedge both (a) the mortgage pipeline and (b) MSRs values through different economic cycles and rate environments and within established guidelines.

The Company is pursuing hedge accounting treatment under SFAS 133 for additional closed loans in the pipeline (primarily jumbo loans) that are currently on the lower of cost or market basis and not subject to a mark to market treatment. This would eliminate additional earnings volatility and timing differences associated with this portion of the mortgage pipeline.

      Securities Transactions
--------------------------------------------------------------------------------

      2002

Security gains for 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to interest rate changes and/or reduce its credit risk.

      2001

Gains for 2001 were primarily realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. The gains for 2001 included a one-time gain of $19.3 million on the sale of shares in Canary Wharf, a retail/office development investment project in London, England. Gains for 2001 also included $11.2 million on the sale of investment securities acquired to help protect against the decline in economic value of mortgage servicing rights. The Company also recognized losses in 2001 of $38.2 million as it significantly reduced its holdings of Brazilian securities.

Operating Expenses
--------------------------------------------------------------------------------

                                                        Increase(Decrease)                    Increase(Decrease)
                                            2002      Amount            %         2001       Amount           %         2000
----------------------------------------------------------------------------------------------------------------------------
                                                                      in millions
Salaries and employee
 benefits                              $ 1,029.3   $    28.9          2.9    $ 1,000.4   $    25.0          2.6    $   975.4
Net occupancy                              155.7          .2           .1        155.5       (11.7)        (7.0)       167.2
Equipment and software                     141.6        12.2          9.4        129.4        14.4         12.5        115.0
Goodwill amortization                         --      (176.5)          --        176.5          .3           .2        176.2
Marketing                                   38.1        (1.8)        (4.5)        39.9         5.6         16.3         34.3
Outside services                           112.7        (2.2)        (1.9)       114.9         9.6          9.1        105.3
Professional fees                           42.7         1.5          3.5         41.2         2.9          7.6         38.3
Telecommunications                          42.5          .8          2.0         41.7         6.5         18.5         35.2
Postage, printing and
 office supplies                            32.0         (.9)        (2.8)        32.9         (.6)        (1.9)        33.5
Princeton Note Matter                         --      (575.0)          --        575.0       575.0           --           --
Other                                      280.9        45.3         19.2        235.6        10.2          4.5        225.4
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses               $ 1,875.5   $  (667.5)       (26.2)   $ 2,543.0   $   637.2         33.4    $ 1,905.8
----------------------------------------------------------------------------------------------------------------------------
Personnel - average number                13,856        (585)        (4.1)      14,441          26           .2       14,415
============================================================================================================================

      2002 Compared to 2001

Operating expenses were $1,875.5 million in 2002 compared with $2,543.0 million for 2001. The decrease reflects the $575.0 million charge taken in 2001 by the Company to reflect the resolution of the majority of the litigation in the Princeton Note Matter. See Note 22 Litigation, for additional information on the Princeton Note Matter. The decrease in operating expenses for 2002 also reflects the adoption of SFAS 142. See Note 7 Goodwill and Intangible Assets for a discussion of SFAS 142. Under SFAS 142, goodwill is no longer being amortized through operating expenses. The increase in salaries and employee benefits reflects cost of living increases, production driven increases in incentive compensation for certain businesses and higher fringe benefit costs, primarily related to health care and pension costs. Also contributing to this increase are personnel costs related to the newly formed wealth and tax advisory services business which commenced activity during the third quarter of 2002. The increase in equipment and software expense reflects higher levels of depreciation on infrastructure investments made during the past three years. The increase in other expenses for 2002 as compared to 2001 is primarily due to the second quarter 2002 charge related to reserves for letters of credit and for a leveraged lease.

      2001 Compared to 2000

Operating expenses were $2,543.0 million in 2001 compared with $1,905.8 million in 2000. The increase in operating expenses reflected a $575.0 million third quarter charge taken by the Company to reflect the resolution of the majority of the litigation in the Princeton Note Matter as well as higher costs due to business expansion in trading and treasury, wealth management and e-commerce, and increased marketing expenses. Incentive compensation tied to performance also increased primarily in the investment, banking and markets business. Average staffing levels (full time equivalents) were 14,441 in 2001 compared with 14,415 in 2000. Republic integration related costs for 2001 were $12.1 million compared to $85.0 million for 2000. The integration costs did not include the higher level of equipment and software depreciation incurred during 2001 on infrastructure investments made during 2000 related to the Republic acquisition. Caused by the weaker U.S. economy as well as the response to the events of September 11, 2001, airlines posted large losses, and the Company made the decision to recognize a charge of $12.0 million for an off-balance sheet airline exposure, included in other expenses.

      Forward Outlook

The Company is anticipating higher fringe benefit costs related to pension and health care and corporate insurance. The Company continues to actively take steps necessary to reduce the impact of higher health care costs which are rapidly rising for both the Company and its employees. The Company continues to position itself to operate in an uncertain economy. Improving efficiencies, lowering the cost of traditional delivery channels and maintaining strict cost disciplines will be a priority. Limited incremental costs will be incurred for new business initiatives during 2003. Increased costs are expected relative to the wealth and tax advisory service business, which commenced activity during the third quarter of 2002. To a lesser extent, additional costs are anticipated to support growth in the Company's reinsurance business. Other business initiatives are expected to be funded by cost savings elsewhere in the organization.

As a member of a global organization, the Company has the opportunity to gain cost advantages through the utilization of human, technological and operational resources in low cost environments. The HSBC Group currently operates global processing centers in India and China and plans to open additional sites in Asia this year. The Company has commenced the migration of certain operational and customer service activities to India and intends to continue to do so over the next few years. A qualified team is in place to manage the transition of the work ensuring no negative customer impact and the sensitive handling of affected employees.

The Company is also expected to realize cost savings as a result of the HSBC Group's new North American alignment initiative. The Company and HSBC Bank Canada, the HSBC Group's Canadian based bank, are actively seeking opportunities to better leverage their collective infrastructures and best business practices. These efforts are expected to improve cost efficiencies of both organizations.

Provision for Credit Losses
--------------------------------------------------------------------------------

The provision for credit losses is recorded to adjust the allowance for credit losses to the level that management deems adequate to absorb losses inherent in the loan and lease portfolio. Such provisions in 2002 were $195.0 million, compared with $238.4 million in 2001, representing a decrease of $43.4 million. This decrease reflects improvement in the overall quality of the Company's loan portfolios as evidenced by a declining level of nonaccruals, reduced charge offs and a stabilization of criticized asset totals. The Company's outlook remains cautious given continued weakness in the U.S. economy and uncertainty as to the outcome of certain significant world events.

Criticized assets, which include loans credit graded "special mention", "substandard" or "doubtful", are a key indicator of credit quality. Criticized asset totals remained relatively stable increasing by just $10.2 million to $2,210.2 million at December 31, 2002 from $2,200.0 million at December 31, 2001. In 2001, criticized assets totals increased by $158.5 million.

Consumer and commercial nonaccruing loans decreased by a total $29.4 million to $387.4 million at December 31, 2002 from $416.8 million at December 31, 2001. This decrease reflects the migration of $312.4 million of loans into nonaccrual status offset by $341.7 million of payoffs and pay downs, charge offs, returns to accrual and other movements. In 2001, $507.5 million of loans migrated to nonaccrual status.

Total net charge offs were $205.7 million for the year ended December 31, 2002, a $32.0 million decrease from $237.7 million for the year ended December 31, 2001. The significantly slower pace of migration to criticized and nonaccrual status, coupled with a lower level of net charge offs reflect the improvement in the Company's overall credit quality profile.

Overall key coverage statistics have remained strong as the allowance for credit losses at December 31, 2002 represented 1.13% of total loans as compared with 1.24% at December 31, 2001 and 127.3% of total nonaccruing loans at December 31, 2002, compared with 121.5% at December 31, 2001.

The Company also maintains a separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve increased by $2.0 million to $51.4 million at December 31, 2002 from $49.4 million at December 31, 2001. The net result was an increase in the reserves held against certain criticized letters of credit, offset by the settlement of the exposure on a specific financial performance guarantee in 2002, and $22.0 million of new provisions which are recorded as a charge to other expense. This represents an increase of $12.4 million from the previous year.

Although criticized letters of credit increased by $55.0 million to $369.2 million at December 31, 2002 from $314.2 million at December 31, 2001, this was primarily the result of the credit downgrade of two large corporate exposures. The Company does not believe these specific downgrades to be indicative of a trend toward deterioration in the overall quality of the off balance sheet portfolio.

      Forward Outlook

Although the credit quality of both the consumer and commercial portfolios has been relatively stable, there have been signs of improvement. As credit quality in all portfolios remains a concern, the Company will continue to monitor closely key economic indicators and trends including governmental and corporate spending priorities, consumer confidence and the general business climate, and will take decisive action to quickly identify and address problem situations.

An analysis of the allowance for credit losses and the provision for credit losses begins on page 44.

Income Taxes
--------------------------------------------------------------------------------

The Company recognized income tax expense of $509.7 million and $226.0 million in 2002 and 2001, respectively. The increase in income tax expense for 2002 is principally due to an increase in pretax income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. At December 31, 2002, the Company had a net deferred tax liability of $209.2 million, as compared with a net deferred tax asset of $328.1 million at December 31, 2001. The change from a net deferred tax asset position to a net deferred tax liability position is primarily attributable to settlement payments made during the first quarter of 2002 related to the Princeton Note litigation, tax deductible pension contributions and the tax effect of items accounted for on a mark to market basis.

Business Segments
--------------------------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the Commercial Banking Segment to the Corporate, Investment Banking and Markets Segment. Prior year disclosures have been conformed herein to the presentation of current segments.

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

These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis. Management does not analyze depreciation and amortization expense or expenditures for additions to long-lived assets since they are not considered significant. As such, these amounts are included in other expenses and average assets, respectively, in the table. The following describes the four reportable segments.

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

Other Segment for 2001 included the expense associated with the Princeton Note settlement and related liabilities recorded in September of 2001 and paid in January of 2002.

The following summarizes the results for each segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Corporate,
                                       Personal                          Investment
                                      Financial        Commercial       Banking and           Private
                                       Services           Banking           Markets           Banking               Other      Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                         in millions
2002
Net interest income (1)                $  1,192          $    643          $    412          $    129           $     --    $  2,376
Other operating income                      371               161               401               127                 --       1,060
------------------------------------------------------------------------------------------------------------------------------------
  Total income                            1,563               804               813               256                 --       3,436
Operating expenses (2)                      893               407               375               201                 --       1,876
------------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      670               397               438                55                 --       1,560
Provision for credit losses (3)              72                92                22                 9                 --         195
------------------------------------------------------------------------------------------------------------------------------------
  CMBT                                      598               305               416                46                 --       1,365
------------------------------------------------------------------------------------------------------------------------------------
Average assets                           27,133            15,229            42,631             2,787                 --      87,780
Average liabilities/equity (4)           32,818            13,093            33,115             8,736                 18      87,780
------------------------------------------------------------------------------------------------------------------------------------

2001
Net interest income (1)                $  1,066          $    588          $    469          $    142           $     --    $  2,265
Other operating income                      325               170               489               112                 --       1,096
------------------------------------------------------------------------------------------------------------------------------------
  Total income                            1,391               758               958               254                 --       3,361
Operating expenses (2) *                    817               435               365               175                575       2,367
------------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      574               323               593                79               (575)        994
Provision for credit losses (3)              71                76                80                11                 --         238
------------------------------------------------------------------------------------------------------------------------------------
  CMBT *                                    503               247               513                68               (575)        756
------------------------------------------------------------------------------------------------------------------------------------
Average assets                           23,763            15,663            42,418             4,432                 --      86,276
Average liabilities/equity (4)           29,856            11,884            32,170            12,222                144      86,276
------------------------------------------------------------------------------------------------------------------------------------

2000
Net interest income (1)                $    955          $    592          $    447          $    125           $     --    $  2,119
Other operating income                      306               150               247               129                 --         832
------------------------------------------------------------------------------------------------------------------------------------
  Total income                            1,261               742               694               254                 --       2,951
Operating expenses (2) *                    822               406               327               174                 --       1,729
------------------------------------------------------------------------------------------------------------------------------------
  Working contribution                      439               336               367                80                 --       1,222
Provision for credit losses (3)              38                66                35                (1)                --         138
------------------------------------------------------------------------------------------------------------------------------------
  CMBT *                                    401               270               332                81                 --       1,084
------------------------------------------------------------------------------------------------------------------------------------
Average assets                           21,099            16,045            41,562             4,082                 --      82,788
Average liabilities/equity (4)           31,821            12,197            27,311            11,459                 --      82,788
------------------------------------------------------------------------------------------------------------------------------------

* Contribution margin before tax (CMBT) represents pretax income (loss) excluding goodwill amortization in 2001 and 2000.

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

      Personal Financial Services: 2002 Compared to 2001

This segment contributed $598 million to CMBT in 2002. Growth in CMBT over 2001 was $95 million or 19%. The increase in net interest income for 2002 reflects the impact of a larger balance sheet, a wider interest margin earned on residential mortgages and a more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products. Average residential mortgages grew $2.2 billion for 2002, as the mortgage banking division experienced record levels of production driven by a low rate environment. Other operating income has increased over the previous year reflecting growth in brokerage, primarily due to higher annuity sales, and insurance related income. Expense increases are attributable to performance related incentive compensation programs in brokerage, mortgage and branch banking.

      Commercial Banking: 2002 Compared to 2001

This segment contributed $305 million to CMBT in 2002 compared to $247 million in 2001. The increase in net interest income reflects improved margins in middle-market commercial banking as well as a larger overall balance sheet. The Company continues to exit less profitable commercial lending relationships. The lower level of operating expenses are due to decreases in support/infrastructure costs for regional middle-market commercial banking. The higher provision for credit losses for 2002 is due to a small number of problem loans. The credit quality deterioration that began late in 2001 and continued in early 2002, began to improve in the later part of the year.

      Corporate, Investment Banking and Markets: 2002 Compared to 2001

This segment contributed $416 million to CMBT in 2002 compared to $513 million in 2001. The reduction in other operating income reflects a decline in trading related revenues. Derivatives and treasury trading revenue declined due to mark to market losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the year. A reduction in foreign exchange trading revenue for 2002 compared to 2001 reflects lower levels of proprietary trading revenue due to reduced volatility in the foreign exchange markets and adverse rate exchange movements. The higher provision for credit losses in 2001 reflects losses related to a single large corporate customer in the energy sector.

      Private Banking: 2002 Compared to 2001

This segment contributed $46 million to CMBT in 2002 compared to $68 million in 2001. The reduction in net interest income and average liabilities compared to 2001 reflects the migration of customers from deposit products to mutual funds and annuities due to the lower rate environment. Reduced net interest income and average assets and liabilities also reflect the continuing migration of customers in Asia to other HSBC Group members. The increase in other operating income is due to increased levels of fee income earned on wealth management products and revenue earned by the newly formed wealth and tax advisory service business. The increase in operating expenses relates to costs associated with the newly formed wealth and tax advisory service business.

      Other: 2002 Compared to 2001

This segment for 2001 included the expenses associated with the Princeton Note settlement and related liabilities recorded in September 2001 and paid in January of 2002.

      Personal Financial Services: 2001 Compared to 2000

The increase in net interest income for 2001 reflected the impact of a larger balance sheet and a wider interest margin. Average residential mortgages grew $2.6 billion for 2001, as the mortgage banking division experienced higher levels of production driven by a low rate environment. Wider interest margins earned on residential mortgages and customer deposits also contributed to increased net interest income. The growth in other operating income reflected growth in wealth management fees, deposit service charges and insurance. In conjunction with the adoption of SFAS 133 on January 1, 2001, mark to market losses were recognized in other operating income in the residential mortgage business. The increased provision for credit losses reflected a weaker economy and higher delinquency rates on consumer loans.

      Commercial Banking: 2001 Compared to 2000

Increased fees for commercial loans and deposit servicing/cash management were the principal factors behind the growth in other operating income. The operating expense increase for 2001 was principally due to the full year impact of the Panama branch acquisitions. Higher provisions for credit losses reflected the weaker economic conditions during 2001, with losses concentrated in receivable and inventory lending portfolios.

      Corporate, Investment Banking and Markets: 2001 Compared to 2000

The increase in CMBT was driven by higher levels of other operating income. Higher levels of trading revenues were earned as the Company expanded its capabilities in foreign exchange, derivatives and other trading. The Company was also able to take advantage of falling U.S. interest rates as well as price volatility to significantly increase treasury related trading revenue. Other operating income was up significantly year to year due to gains realized from securities sales to adjust to interest rate changes and to reconfigure exposure to residential mortgages. These security sales contributed to the lower level of net interest income earned for 2001 in this business segment. The increase in operating expenses reflected the higher costs associated with the previously noted business expansions in traded markets as well as increases in incentive compensation tied to performance. The higher provision for credit losses reflected losses related to a single large corporate in the energy sector.

      Private Banking: 2001 Compared to 2000

The lower level of other operating income was driven by losses on sale of securities, as the Company significantly reduced its holdings of Brazilian securities. The migration of private banking business in Asia to other HSBC Group members also contributed to lower revenues. Higher operating expenses required to build the business were offset by lower costs associated with the noted migration of Asian business.

      Other: 2001 Compared to 2000

This segment for 2001 included the expenses associated with the Princeton Note settlement and related liabilities recorded in September 2001 and paid in January of 2002.

BALANCE SHEET REVIEW

Risk Management
--------------------------------------------------------------------------------

The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole. It is responsible for the review of all risks associated with significant new products and activities and their primary internal controls prior to implementation. The spectrum of risks includes, but is not limited to liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Policy Committee manages the details of liquidity and interest rate risk. The management of credit risk is further discussed on page 39.

Asset/Liability Management
--------------------------------------------------------------------------------

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

The Company has a variety of available techniques for implementing asset/liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined balance sheet position limits.

The Company employs a combination of market rate risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis, gap analysis and Value At Risk (VAR) to assess the sensitivity of its earnings and capital positions to changes in interest rates. In addition, VAR, stress testing and other analyses are used for trading activities. In dynamic simulation modeling, the primary technique currently used, reactions to a range of possible future positive and negative interest rate movements are projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. The optionality of some instruments such as mortgage backed securities and the mortgage loan portfolio is taken into consideration. VAR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically 10 days) and given a certain confidence level (99%). Management of market risk is further discussed on page 48.

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

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended by SFAS 137 and SFAS 138. SFAS 133 requires that all derivative financial instruments be recognized at fair value on the balance sheet. To the extent these derivatives qualify for special hedge accounting under SFAS 133, changes in their value may be offset by the corresponding mark to market of hedged assets, liabilities, firm commitments or for forecasted transactions, deferred as a component of shareholders' equity until the transaction occurs. The ineffective portion of the change in value of a derivative in a qualifying hedge relationship and derivative contracts that do not qualify for hedge accounting under SFAS 133 are recognized currently in earnings although the adoption of SFAS 133 resulted in the liquidation of certain derivative contracts previously identified as qualifying hedges and the mark to market as trading positions of many others. The Company pursues several SFAS 133 qualifying hedge strategies.

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

Effective December 2002, the Company established a SFAS 133 qualifying hedge strategy using forward sales contracts to offset the change in the fair value of conventional closed residential mortgage loans originated for sale.

Some earnings volatility results from the mark to market of certain economically viable derivative contracts that do not satisfy the qualifying hedge requirements of SFAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. The Company continues to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.

Liquidity Management
--------------------------------------------------------------------------------

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

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. As of December 31, 2002, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.

                       Short-Term Debt                    Long-Term Debt
                 -----------------------------      ---------------------------
                 Moody's      S&P        Fitch      Moody's      S&P      Fitch
                 -------      ---        -----      -------      ---      -----
HSBC USA Inc.     P-1         A-1         F1+        A1          A+        AA-
HSBC Bank USA     P-1         A-1+        F1+        Aa3         AA-       AA-

The Company issued $300 million of floating rate senior notes in September 2002. The Company's shelf registration statement filed with the Securities and Exchange Commission has $825 million available under which it may issue debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company maintains an unused $500 million bank line of credit with HSBC Bank plc, and as member of the New York Federal Home Loan Bank, a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $19 billion, approximately $8 billion of which is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $13 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

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

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

Letters of Credit

The Company may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to the Company's credit approval process and collateral requirements. The Company issues two types of letters of credit, commercial and standby.

A commercial letter of credit is drawn down on the occurrence of an expected underlying transaction, such as the delivery of goods. Upon the occurrence of the transaction, a commercial letter of credit is recorded as a customer acceptance in other assets and other liabilities until settled.

A standby letter of credit may be either performance or financial. A standby letter of credit is also issued to third parties for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates the Company to pay a third party beneficiary when a customer either: (1) in the case of a performance standby letter of credit, fails to perform some contractual non-financial obligation, or (2) in the case of a financial standby letter of credit, fails to repay an outstanding loan or debt instrument.

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Deferred fees on standby letters of credit included in other liabilities at December 31, 2002 and 2001 were $3.7 million and $4.2 million, respectively.

Loan Sales with Recourse

The Company securitizes and sells loans, generally without recourse. In prior years, the Company's mortgage banking subsidiary has sold residential mortgage loans with recourse to it upon borrower default, with partial indemnification from third parties.

Credit Derivatives

The Company enters into credit derivative contracts to provide value-added solutions to the risk management and investment needs of its customers. Credit derivatives are arrangements that allow one party (the "beneficiary") to transfer the credit risk of a "reference asset" to another party (the "guarantor"). This arrangement allows the guarantor to assume the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee while in return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and are carried at fair value. The commitment amount included in the table below is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties.

Commitments to Extend Credit

Loan commitments are agreements to make or acquire a loan as long as the agreed upon terms are met.

The following table provides information at December 31, 2002 related to the off-balance sheet arrangements and lending and sales commitments.

-----------------------------------------------------------------------------------------------------
                                                    One         Over One         Over
                                                   Year          Through         Five
December 31, 2002                               or Less       Five Years        Years       Total
-----------------------------------------------------------------------------------------------------
                                                                     in millions
Standby letters of credit, net of
 participations                                $ 3,144          $   999       $   78      $ 4,221(1)
Commercial letters of credit,
 net of participations                             656               --           --          656
Recourse on sold loans                              --                3           23           26(2)
Credit derivative contracts                        331            5,399           --        5,730(3)
Commitments to extend credit                    17,294            8,061          990       26,345
Commitments to deliver mortgage
 backed securities                               3,206               --           --        3,206
-----------------------------------------------------------------------------------------------------
Total                                          $24,631          $14,462       $1,091      $40,184
=====================================================================================================

(1)   Includes $302 million issued for the benefit of related parties.

(2)   $17 million of this amount is indemnified by third parties.

(3)   Includes $71 million issued for the benefit of related parties.

At December 31, 2001, the Company had standby letters of credit and financial guarantees (net of risk participations) and commitments to extend credit of $5,583 million and $28,722 million, respectively. The Company also had $2,122 million of commitments to deliver mortgage backed securities at December 31, 2001.

The Company also has unused credit card and home equity lines of $7,033 million and $6,331 million at December 31, 2002 and 2001, respectively. Credit card and home equity lines allow consumers to purchase goods or services and to obtain cash advances. However, the Company has the right to change or terminate any terms or conditions of a customer's account, upon notification to the customer.

Special Purpose and Variable Interest Entities

      Commercial Paper Conduit

An affiliated member of the HSBC Group (HSBC affiliate) supports the financing needs of customers by facilitating their access to the commercial paper markets. These markets provide an attractive, lower-cost financing alternative for these customers. Specifically, a customer's assets such as high-grade trade or other receivables are sold to a commercial paper financing entity, which in turn issues high-grade short-term commercial paper that is collateralized by such assets. The HSBC affiliate facilitates these transactions and bills and collects fees from the financing entity for the services it provides.

In its role as administrator of this independently rated specialized financing entity, the HSBC affiliate structures financing transactions for customers such that the receivables financed through the financing entity are appropriately diversified and credit enhanced to support the issuance of asset backed commercial paper. Neither the HSBC affiliate nor the Company service the assets or transfer their own receivables into the financing entity.

The Company and other banks provide liquidity facilities, which mature within one year, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. In addition, the Company provides a standby letter of credit as a program wide credit enhancement to the financing entity. The Company collects fees from the financing entity for both the liquidity facility and the standby letter of credit. Credit risk is managed on these commitments by subjecting them to normal underwriting and risk management processes. Although the analysis has yet to be completed, it is reasonably possible that the Company may have to consolidate the financing entity under the new accounting requirements of FIN 46.

At December 31, 2002 and 2001, the financing entity had total commitments to customers of $1,250.0 million and $350.0 million, and total investments of $792.0 million and $120.0 million, respectively. At December 31, 2002 and 2001, the Company had liquidity commitments and standby letters of credit to the financing entity of $685.0 million and $175.0 million, respectively. Assets in the financing entity are principally trade receivables, auto loans and credit card receivables.

      Trust Certificates

The HSBC affiliate also organizes trusts that are special purpose entities
(SPEs) that issue floating rate certificates backed by the underlying assets of the trusts, which the SPEs purchase primarily from insurance companies. The Company's relationship with the SPE is solely as a counterparty to derivative transactions (interest rate swaps) with it. The derivative transactions are accounted for in accordance with SFAS 133 and are carried at fair value. At December 31, 2002 and 2001, the SPEs had total assets of $412.0 million and $230.0 million, respectively. Currently, these SPEs are not consolidated with the Company and although the analysis has yet to be completed, the Company does not believe it is reasonably possible that the SPEs will be consolidated under the new accounting requirements of FIN 46.

      Investments in Limited Partnerships

The Company has investments of less than 20% in limited partnerships, primarily Low Income Housing Tax Credit Partnerships. Currently, these partnerships are not consolidated and are being evaluated for consolidation under FIN 46.

Contractual Obligations
--------------------------------------------------------------------------------

Obligations to make future payments under contracts are as follows.

----------------------------------------------------------------------------------------
                                            One       Over One         Over
                                           Year        Through         Five
December 31, 2002                       or Less     Five Years        Years       Total
----------------------------------------------------------------------------------------
                                                           in millions
Subordinated long-term debt and
 perpetual capital notes                   $ --           $300       $1,753      $2,053
Guaranteed mandatorily redeemable
 securities                                  --             --        1,050       1,050
Other long-term debt, including
 capital lease obligations                   61            520          481       1,062
Minimum future rental commitments
 on operating leases                         66            176           81         323
----------------------------------------------------------------------------------------
Total                                      $127           $996       $3,365      $4,488
========================================================================================

Interest Rate Sensitivity
--------------------------------------------------------------------------------

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

The following table shows the repricing structure of assets and liabilities as of December 31, 2002. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.

-----------------------------------------------------------------------------------------------------------
                                                                  Interest Bearing Funds
                                       Noninterest      ----------------------------------------
                                           Bearing        0-90    91-180     181-365      Over 1
December 31, 2002                            Funds        Days      Days        Days        Year     Total
-----------------------------------------------------------------------------------------------------------
                                                                     in millions
Assets                                     $ 9,268     $45,455    $5,094      $6,202     $23,407   $89,426
Liabilities and shareholders'
 equity                                     16,948      50,810     3,717       2,430      15,521    89,426
-----------------------------------------------------------------------------------------------------------

Effect of derivative contracts                  --      (1,373)     (250)         23       1,600        --
-----------------------------------------------------------------------------------------------------------
Gap position                               $(7,680)    $(6,728)   $1,127      $3,795     $ 9,486   $    --
===========================================================================================================

Liabilities and shareholders' equity at year end 2002 include domestic time deposits of $100,000 or more with maturity dates as follows: $2,977 million, 0-90 days; $1,647 million, 91-180 days; $508 million, 181-365 days, and $463 million over 1 year.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 46 and 47 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.

Commercial Loan Maturities and Sensitivity to Changes in Interest Rates
--------------------------------------------------------------------------------

The following table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year end 2002.

--------------------------------------------------------------------------------
                                                 One       Over One        Over
                                                Year        Through        Five
December 31, 2002                            or Less     Five Years       Years
--------------------------------------------------------------------------------
                                                       in millions
Domestic:
  Construction and mortgage loans            $ 2,261         $2,512      $1,577
  Other business and financial                 7,227          2,888         506
International                                  2,018            872         139
--------------------------------------------------------------------------------
Total                                        $11,506         $6,272      $2,222
================================================================================

Loans with fixed interest rates              $ 5,060         $2,351      $1,332
Loans having variable interest rates           6,446          3,921         890
--------------------------------------------------------------------------------
Total                                        $11,506         $6,272      $2,222
================================================================================

Securities Portfolios
--------------------------------------------------------------------------------

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

The following table is an analysis of the carrying values of the securities portfolios at the end of each of the last three years.

------------------------------------------------------------------------------------------------
                                          Available for Sale             Held to Maturity
                                     ---------------------------   -----------------------------
December 31,                            2002      2001      2000      2002      2001      2000
------------------------------------------------------------------------------------------------
                                                                in millions
U.S. Treasury                        $   266   $   372   $   323   $    14   $    --   $    --
U.S. Government agency                 9,597     8,068     9,119     3,903     3,882     3,530
Obligations of U.S. states and
 political subdivisions                   --        --        --       673       769       730
Asset backed securities                2,935     3,485     3,166        --        --        --
Other domestic debt securities           705       739     1,487        31        --        --
Foreign debt securities                  887     2,435     2,555         7        --        --
Equity securities                        304       169       224        --        --        --
------------------------------------------------------------------------------------------------
Total                                $14,694   $15,268   $16,874   $ 4,628   $ 4,651   $ 4,260
================================================================================================

The following table reflects the distribution of maturities of debt securities held at year end 2002 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2002. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

Securities - Contractual Final Maturities and Yield
--------------------------------------------------------------------------------

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
Available for sale:
  U.S. Treasury                      $   --          --%   $    *        6.28%   $  202        3.97%   $   62        4.32%
  U.S. Government agency                 73        7.20       941        4.39       680        5.39     7,599        4.62
  Asset backed securities                35        1.78       792        2.68       909        2.15     1,188        2.11
  Other domestic debt
   securities                           513         .26       148        2.52        15        1.73        27        2.35
  Foreign debt securities               115        4.72       491        5.72       215        6.14        48        3.88
-------------------------------------------------------------------------------------------------------------------------
Total amortized cost                 $  736        1.72%   $2,372        3.98%   $2,021        3.84%   $8,924        4.28%
-------------------------------------------------------------------------------------------------------------------------
Total fair value                     $  739                $2,400                $2,070                $9,181
=========================================================================================================================

Held to maturity:
  U.S. Treasury                      $   14        1.15%   $   --          --%   $    *        5.65%   $   --          --%
  U.S. Government agency                  *        8.36       188        7.23       193        7.15     3,522        6.71
  Obligations of U.S.
   states and political
   subdivisions                           9       12.76        45        9.36       130        8.87       489        8.82
  Other domestic debt
   securities                            --          --        --          --        --          --        31        6.09
  Foreign debt securities                 7        2.63        --          --        --          --        --          --
-------------------------------------------------------------------------------------------------------------------------
Total amortized cost                 $   30        5.07%   $  233        7.65%   $  323        7.84%   $4,042        6.96%
-------------------------------------------------------------------------------------------------------------------------
Total fair value                     $   30                $  240                $  347                $4,288
=========================================================================================================================

* Less than $500 thousand

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

Credit Risk Management
--------------------------------------------------------------------------------

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

Loans Outstanding
--------------------------------------------------------------------------------

The following table provides a breakdown of major loan categories as of year end for the past five years.

------------------------------------------------------------------------------------------------------
                                                  2002        2001        2000        1999       1998
------------------------------------------------------------------------------------------------------
                                                                   in millions
Domestic:
  Commercial:
    Construction and mortgage loans            $ 6,350     $ 5,954     $ 5,646     $ 5,648    $ 3,096
    Other business and financial                10,621      10,564      12,551      12,002      7,803
  Consumer:
    Residential mortgages                       20,842      17,951      15,836      13,241      9,467
    Credit card receivables                      1,101       1,148       1,232       1,290      1,291
    Other consumer loans                         1,693       1,770       1,640       1,231      1,319
------------------------------------------------------------------------------------------------------
                                                40,607      37,387      36,905      33,412     22,976
------------------------------------------------------------------------------------------------------
International:
  Government and official institutions             184         169         302         444        331
  Banks and other financial institutions           139         314         852         727        622
  Commercial and industrial                      2,248       2,587       1,946       3,747        120
  Consumer                                         458         466         413          --         --
------------------------------------------------------------------------------------------------------
                                                 3,029       3,536       3,513       4,918      1,073
------------------------------------------------------------------------------------------------------
Total loans                                    $43,636     $40,923     $40,418     $38,330    $24,049
======================================================================================================

      2002

The increase in construction and mortgage loan reflects growth achieved in New York State based real estate lending business. The increase in residential mortgage loans was the result of record levels of production driven by the low rate environment which began in 2001. The decrease in international loans reflects the continuing migration of customers in Asia to other HSBC Group members.

      2001

The decrease in other business and financial commercial loans for 2001 compared to 2000 reflects the intentional unwinding of marginally profitable relationships in Corporate Institutional Banking as well as lower levels of shorter term money market loans. Residential mortgages increased during 2001 as the mortgage banking division experienced higher levels of production driven by a low rate environment. On January 1, 2001, the Bank acquired approximately $346 million in commercial and consumer loans as a result of the acquisition of the Panama branches of HSBC Bank plc.

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

Problem Loan Management
--------------------------------------------------------------------------------

Borrowers who experience difficulties in meeting the contractual payment terms of their loans receive special attention. Depending on circumstances, decisions may be made to cease accruing interest on such loans.

Commercial loans are designated as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of all interest and principal based on certain factors, including adequacy of collateral. However, the Company complies with regulatory requirements which mandate that interest not be accrued on commercial loans with principal or interest past due for a period of ninety days unless the loan is both adequately secured and in process of collection.

Interest that has been accrued but unpaid on loans placed on nonaccruing status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectibility of principal, any cash interest payments received are applied as principal reductions. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

Risk Elements in the Loan Portfolio at Year End
--------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                           2002    2001   2000     1999   1998
------------------------------------------------------------------------------
                                                   in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                          $ 29    $ 28    $ 35    $ 83    $104
    Other commercial loans                 200     238     253     160     141
    Consumer loans                         116     118     104      95      92
------------------------------------------------------------------------------
      Subtotal                             345     384     392     338     337
  International                             42      33      31       6      --
------------------------------------------------------------------------------
Total nonaccruing loans                    387     417     423     344     337
Other real estate and owned assets          17      18      21      14       9
------------------------------------------------------------------------------
Total nonaccruing loans, other real
 estate and owned assets                  $404    $435    $444    $358    $346
==============================================================================

Ratios:
  Nonaccruing loans to total loans         .89%   1.02%   1.05%    .90%   1.40%
  Nonaccruing loans, other real estate
   and owned assets to total assets        .45     .50     .53     .41    1.02
------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest:
  Consumer                                $  5    $ 10    $ 13    $ 17    $ 18
  Commercial                                31      12      29      23      12
  International                              5      --      --      --      --
------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                      $ 41    $ 22    $ 42    $ 40    $ 30
==============================================================================

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

Nonaccruing loans at December 31, 2002 totaled $387 million compared with $417 million a year ago. Of the nonaccruing loans at December 31, 2002 over 34% are less than 30 days past due as to cash payment of principal and interest. Nonaccruing loans that have been restructured but remain on nonaccruing status amounted to $4 million, $3 million and $8 million at December 31, 2002, 2001 and 2000, respectively. During 2002, $6 million of nonaccruing commercial loans were sold. Cash payments received on loans on nonaccruing status during 2002, or since loans were placed on nonaccruing status, whichever was later, totaled $30 million, $9 million of which was recorded as interest income and $21 million as reduction of loan principal.

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing only if the customer has agreed to credit counseling; otherwise they are charged off in accordance with a predetermined schedule. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

The Company identified impaired loans totaling $288 million at December 31, 2002 of which $170 million had a related impairment reserve of $89 million. At December 31, 2001, identified impaired loans were $243 million, of which $151 million had a related impairment reserve of $83 million.

Cross-Border Net Outstandings
--------------------------------------------------------------------------------

The following table presents total cross-border net outstandings in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. Cross-border net outstandings are amounts payable to the Company by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. The Company's cross-border net outstandings at December 31, 2000 excluded $682 million of Brazilian assets funded by constraint certificates of deposit.

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. There were no cross-border net outstandings which exceeded .75% of total assets at December 31, 2002.

Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End
--------------------------------------------------------------------------------

                           Banks and Other      Government and       Commercial
                                 Financial            Official              and
                              Institutions        Institutions        Industrial(1)    Total
----------------------------------------------------------------------------------------------
                                                  in millions
December 31, 2001:
  Germany                           $1,145                 $35            $ 56         $1,236
December 31, 2000:
  France                               500                  15             135            650
  Germany                              889                   6              77            972
  United Kingdom                       443                   8             208            659
==============================================================================================

(1)   Includes excess of local country claims over local country obligations.

Allowance for Credit Losses and Charge Offs
-------------------------------------------

At year end 2002, the allowance was $493 million, or 1.13% of total loans, compared with $506 million, or 1.24% of total loans, a year ago. The ratio of the allowance to nonaccruing loans was 127.28% at December 31, 2002 compared with 121.50% a year earlier.

-----------------------------------------------------------------------------------------------------------------------------
                                                              2002           2001           2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                     in millions
Total loans at year end                                 $   43,636     $   40,923     $   40,418     $   38,330    $   24,049
Average total loans                                         42,054         41,441         38,966         23,385        21,392

Allowance for credit losses:
 Balance at beginning of year                           $    506.4     $    525.0     $    638.0     $    379.7    $    409.4
 Allowance related to acquisitions,
  net/other                                                   (2.2)         (19.0)         (11.3)         268.6            --
Charge offs:
 Commercial:
   Construction and mortgage loans                             8.0            6.7           11.2             --            --
   Other business and financial                              141.4          181.3          173.0           27.0          27.9
 Consumer:
   Residential mortgages                                       2.8            3.2            5.2           12.1          10.2
   Credit card receivables                                    61.0           65.6           70.9           86.5         105.0
   Other consumer loans                                       13.8           11.2           10.9            9.5           9.5
 International                                                13.9           12.5            1.8             --            --
-----------------------------------------------------------------------------------------------------------------------------
Total charge offs                                            240.9          280.5          273.0          135.1         152.6
-----------------------------------------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction and mortgage loans                             9.4             .2            3.3             --            --
   Other business and financial                               11.2           28.8           14.6           18.3          22.9
 Consumer:
   Residential mortgages                                        .8            1.0            1.0            1.0            .8
   Credit card receivables                                     8.0            9.1           10.7           11.6          14.9
   Other consumer loans                                        3.7            3.6            4.5            3.9           4.3
 International                                                 2.1             .1             .2             --            --
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                              35.2           42.8           34.3           34.8          42.9
-----------------------------------------------------------------------------------------------------------------------------
Total net charge offs                                        205.7          237.7          238.7          100.3         109.7
-----------------------------------------------------------------------------------------------------------------------------
Translation adjustment                                         (.4)           (.3)           (.6)            --            --
-----------------------------------------------------------------------------------------------------------------------------
Provision charged to income                                  195.0          238.4          137.6           90.0          80.0
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                  $    493.1     $    506.4     $    525.0     $    638.0    $    379.7
-----------------------------------------------------------------------------------------------------------------------------
Allowance ratios:
Total net charge offs to average loans                         .49%           .57%           .61%           .43%          .51%
 Year-end allowance to:
   Year-end total loans                                       1.13           1.24           1.30           1.66          1.58
   Year-end total nonaccruing loans                         127.28         121.50         124.06         185.72        112.74
=============================================================================================================================

In addition, the Company also maintains a separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $51.4 million at December 31, 2002 and $49.4 million at December 31, 2001.

As described in more detail in the Summary of Significant Accounting Policies beginning on page 60, the allowance for credit losses is the amount that in the judgment of management is adequate to absorb estimated losses inherent in the loan portfolio at the balance sheet date. It includes specific reserves, formula-based reserves and an unallocated component.

Management regularly performs an assessment of the adequacy of the allowance by conducting a detailed review of the loan portfolio. The specific loss portion of the allowance includes reserves that are calculated based upon an evaluation of individual commercial and residential mortgage loan problem credits that are considered "impaired" as well as formula-based reserves against loans where it is deemed probable, based upon analysis of historical data, that a loss is inherent in the loan portfolio even though it has not yet manifested itself in individual loan assets.

The Company regularly reviews its loss experience and assesses its loss factors utilizing current data, to ensure that the allowance for credit losses is adequate to cover losses inherent and historically measurable but yet unidentified losses in its commercial and consumer loan portfolios. The estimation of inherent losses involves the determination of formula-based loss factors. These loss factors are developed and continually updated with consideration given to industry forecasts, concentration risks, and internal audit findings along with trends in delinquency, nonaccruals and credit classifications. For purposes of this analysis, commercial loan portfolios are segregated by specific business unit while consumer loans are segregated by product type.

Management recognizes that there is a high degree of subjectivity and imprecision inherent in the process of estimating future losses utilizing historical data. Accordingly, the Company provides additional unallocated reserves based upon an evaluation of certain other factors including the impact of the national economic cycle, migration trends in the non-criticized loan portfolios, as well as the concentration of loans to individual counterparties.

The Company continually reviews and updates its loss estimation models and techniques, refreshing historical data elements and closely monitoring both general economic and specific business trends.

An allocation of the allowance by major loan categories follows.

Allocation of Allowance for Credit Losses
--------------------------------------------------------------------------------

                                         2002            2001            2000            1999             1998
                                    -------------  ---------------  ---------------  --------------   --------------
                                             % of             % of             % of            % of             % of
                                            Loans            Loans            Loans           Loans            Loans
                                               to               to               to              to               to
                                            Total            Total            Total           Total            Total
                                    Amount  Loans  Amount    Loans  Amount    Loans  Amount   Loans   Amount   Loans
--------------------------------------------------------------------------------------------------------------------
                                                                     in millions
Domestic:
 Commercial:
   Construction and
    mortgage loans                    $ 27   14.6    $ 25     14.6    $ 28     14.0    $ 45    14.8     $ 23    12.8
   Other business                      226   24.3     224     25.8     163     31.0     163    31.3       62    32.4
Consumer:
   Residential mortgages                11   47.8      11     43.9      10     39.2      43    34.5       12    39.4
   Credit card
    receivables                         51    2.5      53      2.8      62      3.0      40     3.4       45     5.4
   Other consumer                       27    3.9      29      4.3      31      4.1      17     3.2       12     5.5
International                           93    6.9     105      8.6     117      8.7     116    12.8       31     4.5
Unallocated reserve                     58     --      59       --     114       --     214      --      195      --
--------------------------------------------------------------------------------------------------------------------
Total                                 $493  100.0    $506    100.0    $525    100.0    $638   100.0     $380   100.0
====================================================================================================================

Capital Resources
--------------------------------------------------------------------------------

Total common shareholder's equity at year end 2002 was $6,897 million, compared with $6,549 million at year end 2001. The equity base increased by $855 million from net income and reduced by $670 million for common shareholder dividends paid to HNAI and $23 million for dividends to preferred stock shareholders. The equity base also increased by $164 million from the change in other comprehensive income. The other capital contribution from the parent of $22 million includes $16 million relating to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate and $6 million relating to other activity.

The ratio of common shareholder's equity to total year-end assets was 7.71% at December 31, 2002 compared with 7.52% at December 31, 2001.

Market Risk
--------------------------------------------------------------------------------

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of December 31, 2002 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of December 31, 2002, the Company had a position of $2.1 million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of December 31, 2002, for a gradual 200 basis point increase in rates, the value was projected to drop by 0.1% and for a 100 basis point gradual decrease in rates, value was projected to drop by 4.4%. The projected drop in value is primarily related to changes in the value of balance sheet products with ascribed maturities beyond three years and assumes no management actions to either manage exposures to the changing interest rate environment or reinvesting the proceeds from any maturing assets or liabilities.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on January 1, 2003 would cause projected net interest income for the next twelve months to decrease by $56 million and increase by $2 million, respectively. This change is well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on January 1, 2003, would cause projected net interest income for the next twelve months to decrease by $64 million and $194 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $127 million and $298 million, respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve continues to flatten significantly (i.e. long end of the yield curve down) in 2003, the projected margin could shrink by approximately 5 to 10%, assuming no management actions.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

      Management of Primary Market Risk Exposures
--------------------------------------------------------------------------------

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

      Trading Activities
--------------------------------------------------------------------------------

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

VAR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically ten days), given a certain confidence level (99%) and based upon a two year observation period. VAR calculations are performed for all material trading and investment portfolios and for market risk-related treasury activities. The VAR is calculated using the historical simulation or the variance/covariance (parametric) method.

A VAR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VAR model output, the daily VAR is compared to the actual result from trading activities.

The following table summarizes trading VAR of the Company.

-------------------------------------------------------------------------------------------------
                                                    Full year 2002
                         December 31,     -----------------------------------       December 31,
                                 2002     Minimum       Maximum       Average              2001
-------------------------------------------------------------------------------------------------
                                                    in millions
Total trading                   $11.4        $6.7         $38.3         $16.6             $19.2
Commodities                       2.6          .1           8.2           1.8                .3
Credit derivatives                2.1          .3           9.1           1.5                -
Equities                          1.0          .1           8.0           1.7               2.0
Foreign exchange                  3.1          .4          16.1           5.6               4.6
Interest rate                     8.6         4.1          35.6          14.8              21.5
-------------------------------------------------------------------------------------------------

The following summary illustrates the Company's daily revenue earned from market risk-related activities during 2002. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 101 days with negative revenue during 2002. The most frequent result was a daily revenue of between zero and $2 million with 101 occurrences. The highest daily revenue was $25.9 million and the largest daily loss was $5.6 million.

----------------------------------------------------------------------------------------------------------
Ranges of daily revenue
earned from market risk-
related activities
----------------------------------------------------------------------------------------------------------
                                    Below      $(4) to     $(2) to     $0 to     $2 to     $4 to     Over
in millions                          $(4)         $(2)          $0        $2        $4        $6       $6
----------------------------------------------------------------------------------------------------------
Number of trading days
market risk-related
revenue was within the
stated range                            3           17          81       101        33         9        7
----------------------------------------------------------------------------------------------------------

Recently Issued Accounting Standards
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets (e.g. an owned office building or an operating facility).

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

The Company is required to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. Adoption of this standard is not expected to have a material effect on the consolidated financial statements of the Company.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) in June 2002, which prescribes the way in which costs associated with exit or disposal activities are to be determined and the timing of their recognition. These activities include the sale or termination of a line of business and the closure of business activities at a particular location. The statement also provides guidance for the reporting and disclosure of these costs. The Company is currently reviewing the prospective impact of applying the statement, which will be effective for disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

The Company is currently reviewing the impact of applying the initial recognition and initial measurement provisions. These apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year end. Adoption is not expected to have a material impact on the consolidated financial statements of the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation increases required disclosures by companies consolidating a variable interest entity. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The Company is currently reviewing the impact of the consolidation requirements of Interpretation No. 46. These apply immediately to variable interest entities created after January 31, 2003. The requirements apply to pre-January 31 entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Refer to the disclosure in Item 7 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk".

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

                                                                    Page
                                                                    ----

Report of Independent Auditors                                        52

HSBC USA Inc.:
  Consolidated Balance Sheet                                          53
  Consolidated Statement of Income                                    54
  Consolidated Statement of Changes in
   Shareholders' Equity                                               55
  Consolidated Statement of Cash Flows                                56

HSBC Bank USA:
  Consolidated Balance Sheet                                          57

Summary of Significant Accounting Policies                            58

Notes to Financial Statements                                         65

R E P O R T   O F   I N D E P E N D E N T   A U D I T O R S

The Board of Directors and Shareholders of
HSBC USA Inc.

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2002, and the accompanying consolidated balance sheets of HSBC Bank USA and subsidiaries (the Bank) as of December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, and the financial position of the Bank as of December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the Company adopted prospectively the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.



/s/ KPMG LLP

February 5, 2003
New York, New York

                                                              HSBC USA Inc. 2002
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                           2002                    2001
--------------------------------------------------------------------------------------------------------------------
                                                                                            in thousands
Assets
Cash and due from banks                                                    $      2,081,279         $     2,102,756
Interest bearing deposits with banks                                              1,048,294               3,560,873
Federal funds sold and securities purchased under resale agreements               2,742,943               3,744,624
Trading assets                                                                   13,408,215               9,088,905
Securities available for sale                                                    14,694,115              15,267,790
Securities held to maturity (fair value $4,905,162 and $4,839,705)                4,628,482               4,651,329
Loans                                                                            43,635,872              40,923,298
Less - allowance for credit losses                                                  493,125                 506,366
--------------------------------------------------------------------------------------------------------------------
      Loans, net                                                                 43,142,747              40,416,932
Premises and equipment                                                              726,457                 750,041
Accrued interest receivable                                                         328,595                 416,545
Equity investments                                                                  278,270                 271,402
Goodwill                                                                          2,829,074               2,842,083
Other assets                                                                      3,517,730               4,000,296
--------------------------------------------------------------------------------------------------------------------
Total assets                                                               $     89,426,201         $    87,113,576
====================================================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                      $      5,731,442         $     5,432,106
  Interest bearing                                                               34,352,307              31,695,955
Deposits in foreign offices
  Noninterest bearing                                                               397,743                 428,252
  Interest bearing                                                               18,798,723              18,951,096
--------------------------------------------------------------------------------------------------------------------
      Total deposits                                                             59,280,215              56,507,409
--------------------------------------------------------------------------------------------------------------------
Trading account liabilities                                                       7,710,010               3,799,817
Short-term borrowings                                                             7,392,368               9,202,086
Interest, taxes and other liabilities                                             3,422,047               6,064,462
Subordinated long-term debt and perpetual capital notes                           2,109,163               2,711,549
Guaranteed mandatorily redeemable securities                                      1,050,942                 728,341
Other long-term debt                                                              1,064,863               1,050,882
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                82,029,608              80,064,546
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                                                     500,000                 500,000
Common shareholder's equity
  Common stock, $5 par; Authorized -150,000,000 shares
                        Issued - 704  shares                                              4                       4
  Capital surplus                                                                 6,056,307               6,034,598
  Retained earnings                                                                 578,083                 415,821
  Accumulated other comprehensive income                                            262,199                  98,607
--------------------------------------------------------------------------------------------------------------------
      Total common shareholder's equity                                           6,896,593               6,549,030
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        7,396,593               7,049,030
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $     89,426,201         $    87,113,576
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                              HSBC USA Inc. 2002
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,                                                 2002           2001           2000
----------------------------------------------------------------------------------------------------------
                                                                               in thousands
Interest income
     Loans                                                       $ 2,521,200    $ 2,937,052    $ 3,072,830
     Securities                                                      951,542      1,260,439      1,547,868
     Trading assets                                                  161,262        217,007        140,455
     Short-term investments                                          149,400        345,150        523,693
     Other interest income                                            23,366         27,853         32,738
----------------------------------------------------------------------------------------------------------
Total interest income                                              3,806,770      4,787,501      5,317,584
----------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                                        935,663      1,856,893      2,334,036
     Short-term borrowings                                           231,567        337,205        444,718
     Long-term debt                                                  263,264        328,111        420,298
----------------------------------------------------------------------------------------------------------
Total interest expense                                             1,430,494      2,522,209      3,199,052
----------------------------------------------------------------------------------------------------------
Net interest income                                                2,376,276      2,265,292      2,118,532
Provision for credit losses                                          195,000        238,400        137,600
----------------------------------------------------------------------------------------------------------
Net interest income, after provision for credit losses             2,181,276      2,026,892      1,980,932
----------------------------------------------------------------------------------------------------------
Other operating income
     Trust income                                                     94,419         87,600         84,906
     Service charges                                                 206,423        189,025        172,257
     Mortgage banking revenue                                        110,115         79,369         32,484
     Other fees and commissions                                      403,076        329,509        300,388
     Trading revenues:
        Treasury business and other                                  130,080        266,010        140,192
        Residential mortgage business related                        (96,935)       (67,091)            --
                                                                 -----------    -----------    -----------
     Total trading revenues                                           33,145        198,919        140,192
     Security gains, net                                             118,169        149,267         28,839
     Other income                                                     93,917         61,993         73,372
----------------------------------------------------------------------------------------------------------
Total other operating income                                       1,059,264      1,095,682        832,438
----------------------------------------------------------------------------------------------------------
                                                                   3,240,540      3,122,574      2,813,370
----------------------------------------------------------------------------------------------------------
Operating expenses
     Salaries and employee benefits                                1,029,254      1,000,409        975,391
     Occupancy expense, net                                          155,655        155,436        167,202
     Goodwill amortization                                                --        176,482        176,162
     Princeton Note Matter                                                --        575,000             --
     Other expenses                                                  690,558        635,658        587,083
----------------------------------------------------------------------------------------------------------
Total operating expenses                                           1,875,467      2,542,985      1,905,838
----------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of accounting change     1,365,073        579,589        907,532
Applicable income tax expense                                        509,629        226,000        338,573
----------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                 855,444        353,589        568,959
----------------------------------------------------------------------------------------------------------
Cumulative effect of accounting change - implementation
     of SFAS 133, net of tax                                              --           (451)            --
----------------------------------------------------------------------------------------------------------
Net income                                                       $   855,444    $   353,138    $   568,959
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                              HSBC USA Inc. 2002
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     2002           2001           2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                            in thousands
Preferred stock
Balance, January 1,                                                           $   500,000    $   500,000    $   500,000
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                             500,000        500,000        500,000
-----------------------------------------------------------------------------------------------------------------------
Common stock
Balance, January 1,                                                                     4              4              4
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                                   4              4              4
-----------------------------------------------------------------------------------------------------------------------
Capital surplus
Balance, January 1,                                                             6,034,598      6,104,264      6,096,318
Return of capital                                                                      --        (84,939)            --
Other                                                                              21,709         15,273          7,946
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                           6,056,307      6,034,598      6,104,264
-----------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, January 1,                                                               415,821        612,798        671,578
Net income                                                                        855,444        353,138        568,959
Cash dividends declared:
     Preferred stock                                                              (23,182)       (25,115)       (27,739)
     Common stock                                                                (670,000)      (525,000)      (600,000)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                             578,083        415,821        612,798
-----------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                                                                98,607        116,851        (50,534)
     Net change in unrealized gains on securities                                  80,508         31,100        174,874
     Net change in unrealized gain (loss) on derivatives classified as cash
        flow hedges                                                                78,968        (37,503)            --
     Foreign currency translation adjustment                                        4,116        (11,841)        (7,489)
-----------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                     163,592        (18,244)       167,385
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31,                                                             262,199         98,607        116,851
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity, December 31,                                      $ 7,396,593    $ 7,049,030    $ 7,333,917
=======================================================================================================================


Comprehensive income
Net income                                                                    $   855,444    $   353,138    $   568,959
Other comprehensive income (loss)                                                 163,592        (18,244)       167,385
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                          $ 1,019,036    $   334,894    $   736,344
=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                              HSBC USA Inc. 2002
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,                                                      2002            2001            2000
-----------------------------------------------------------------------------------------------------------------
                                                                                      in thousands
Cash flows from operating activities
    Net income                                                       $    855,444    $    353,138    $    568,959
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes                    810,810         119,831         368,102
         Provision for credit losses                                      195,000         238,400         137,600
         Net change in other accrual accounts                            (693,559)        897,893          32,240
         Net change in loans originated for sale                         (775,464)       (665,273)        115,652
         Net change in trading assets and liabilities                    (379,398)     (1,752,622)       (913,266)
         Other, net                                                      (581,851)       (348,128)       (114,171)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities           (569,018)     (1,156,761)        195,116
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks                  2,512,579       1,389,943        (813,245)
    Net change in short-term investments                                  (95,601)       (751,850)        422,869
    Purchases of securities held to maturity                           (1,556,240)       (545,874)        (58,720)
    Proceeds from maturities of securities held to maturity             1,595,747       1,175,902         580,539
    Purchases of securities available for sale                        (13,109,951)    (15,585,510)    (14,304,302)
    Proceeds from sales of securities available for sale                7,032,407      12,395,526       8,701,959
    Proceeds from maturities of securities available for sale           5,305,988       4,820,044      13,042,069
    Payment to shareholders of acquired company                                --              --      (7,091,209)
    Net change in credit card receivables                                 (15,316)        (11,937)         24,768
    Net change in other short-term loans                                 (374,180)        616,194         201,634
    Net originations and maturities of long-term loans                 (1,561,311)       (551,253)     (1,665,707)
    Sales of loans                                                        189,905          79,666         169,234
    Expenditures for premises and equipment                               (82,821)        (76,810)       (108,157)
    Net cash provided (used) in acquisitions, net of cash acquired         23,221         (21,547)       (585,756)
    Other, net                                                             (3,426)         96,890         363,897
-----------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by investing activities           (138,999)      3,029,384      (1,120,127)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net change in deposits                                              2,671,510          17,112      (1,113,883)
    Net change in short-term borrowings                                  (978,648)       (339,348)      3,351,655
    Issuance of long-term debt                                          1,352,338         549,464         659,338
    Repayment of long-term debt                                        (1,672,093)     (1,222,013)     (1,448,855)
    Contribution (return) of capital                                        6,500         (84,939)             --
    Dividends paid                                                       (693,067)       (550,856)       (621,744)
-----------------------------------------------------------------------------------------------------------------
              Net cash provided (used) by financing activities            686,540      (1,630,580)        826,511
-----------------------------------------------------------------------------------------------------------------
Net change in cash and due from banks                                     (21,477)        242,043         (98,500)
Cash and due from banks at beginning of year                            2,102,756       1,860,713       1,959,213
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                               $  2,081,279    $  2,102,756    $  1,860,713
=================================================================================================================

Cash paid for:  Interest                                             $  1,484,348    $  2,721,880    $  3,238,257
                Income taxes                                              210,610         259,387         444,058

The accompanying notes are an integral part of the consolidated financial statements.

                                                              HSBC Bank USA 2002
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                 2002          2001
-----------------------------------------------------------------------------------------------
                                                                             in thousands
Assets
Cash and due from banks                                               $ 2,079,940   $ 2,102,271
Interest bearing deposits with banks                                      707,840     3,104,501
Federal funds sold and securities purchased under resale agreements     2,742,943     3,744,624
Trading assets                                                         13,243,465     9,010,203
Securities available for sale                                          13,701,218    14,362,591
Securities held to maturity (fair value $4,639,939 and $4,523,696)      4,372,512     4,341,263
Loans                                                                  43,528,280    40,801,836
Less - allowance for credit losses                                        491,801       481,706
-----------------------------------------------------------------------------------------------
      Loans, net                                                       43,036,479    40,320,130
Premises and equipment                                                    723,647       748,470
Accrued interest receivable                                               322,297       408,082
Equity investments                                                        245,614       241,219
Goodwill                                                                2,224,573     2,237,582
Other assets                                                            3,015,241     3,609,444
-----------------------------------------------------------------------------------------------
Total assets                                                          $86,415,769   $84,230,380
===============================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                 $ 5,682,618   $ 5,371,379
  Interest bearing                                                     34,352,307    31,695,955
Deposits in foreign offices
  Noninterest bearing                                                     397,743       428,252
  Interest bearing                                                     19,731,918    20,724,657
-----------------------------------------------------------------------------------------------
      Total deposits                                                   60,164,586    58,220,243
-----------------------------------------------------------------------------------------------
Trading account liabilities                                             7,696,329     3,800,987
Short-term borrowings                                                   5,907,951     7,494,796
Interest, taxes and other liabilities                                   3,147,260     5,328,008
Subordinated long-term debt and perpetual capital notes                 1,549,034     1,540,229
Other long-term debt                                                      662,002       947,321
-----------------------------------------------------------------------------------------------
Total liabilities                                                      79,127,162    77,331,584
-----------------------------------------------------------------------------------------------
Shareholder's equity
Common shareholder's equity
  Common stock, $100 par; Authorized - 2,250,000 shares
                          Issued - 2,050,001  shares                      205,000       205,000
  Capital surplus                                                       6,454,612     6,432,902
  Retained earnings                                                       384,408       165,520
  Accumulated other comprehensive income                                  244,587        95,374
-----------------------------------------------------------------------------------------------
Total shareholder's equity                                              7,288,607     6,898,796
-----------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                            $86,415,769   $84,230,380
===============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

S U M M A R Y  O F  S I G N I F I C A N T   A C C O U N T I N G  P O L I C I E S

HSBC USA Inc. (the Company), is a New York State based bank holding company, and is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

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

Certain reclassifications have been made to prior year amounts to conform with current year presentations.

The following is a description of the significant policies and practices.

Principles of Consolidation
--------------------------------------------------------------------------------

The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity investments.

Foreign Currency Translation
--------------------------------------------------------------------------------

The accounts of the Company's foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive income and reported as a separate component of shareholders' equity. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

Statement of Cash Flows
--------------------------------------------------------------------------------

For the Company's consolidated statement of cash flows, cash and cash equivalents is defined as those amounts included in cash and due from banks.

Resale and Repurchase Agreements
--------------------------------------------------------------------------------

The Company enters into purchases of securities under agreements to resell ("resale agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed. Interest earned on resale agreements and interest paid on repurchase agreements are reported as interest income and interest expense, respectively. The Company offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. The Company's policy is to take possession of securities purchased under resale agreements. The market value of the securities subject to the resale and repurchase agreements are regularly monitored to ensure appropriate collateral coverage of these secured financing transactions.

Securities
--------------------------------------------------------------------------------

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

The fair value of securities and derivative contracts is based on current market quotations, where available or internal valuation models that approximate market pricing. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments.

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other operating income in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.

The Company regularly evaluates its securities portfolios to identify losses in value that are deemed other than temporary. To the extent such losses are identified, a loss is recognized in current other operating income.

Loans
--------------------------------------------------------------------------------

Loans are stated at their principal amount outstanding, net of unearned income, purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value and remain presented as loans in the consolidated balance sheet. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

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

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling; otherwise they are charged off in accordance with a predetermined schedule. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

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

Loan Fees
--------------------------------------------------------------------------------

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

Allowance for Credit Losses
--------------------------------------------------------------------------------

The Company maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated losses inherent in its commercial and consumer loan portfolios. A separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities. The adequacy of the allowance and this reserve is assessed within the context of both Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), and is based upon an evaluation of various factors including an analysis of individual exposures, current and historical loss experience, changes in the overall size and composition of the portfolio, specific adverse situations, and general economic conditions. Provisions for all credit losses are recorded to earnings based upon the Company's periodic review of these and other pertinent factors. Actual loan losses are charged and recoveries are credited to the allowance.

For commercial and select consumer loan assets, the Company conducts a periodic assessment of losses it believes to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected, the asset is considered impaired. In accordance with SFAS 114, a "specific loss" impairment reserve is established based upon the expected present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Formula-based reserves are also established against commercial loans and off balance sheet credit exposures in accordance with SFAS 5, when based upon an analysis of relevant data, it is probable that a loss has been incurred and will be realized and the amount of that loss can be reasonably estimated, even though it has yet to manifest itself in a specifically identifiable loan asset. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type, in relation to internal credit grading.

Homogeneous pools of loans including consumer installment, residential mortgage and credit cards are not assigned specific loan grades. Formula based reserves are generally determined based upon historical loss experience by loan type or in certain instances, by reference to specific collateral values.

Although the calculation of required formula reserves is a mechanical process incorporating historical data, the ultimate selection of reserve factors and the assessment of the overall adequacy of the allowance to provide for credit losses inherent in the loan portfolio involves a high degree of subjective management judgment. With recognition to the imprecision in estimating credit losses, and with consideration given to probable losses associated with factors including the impact of the national economic cycle, migration trends within non-criticized portfolios of loans, as well as portfolio concentration, the Company therefore also maintains an "unallocated reserve".

The Company gathers and analyzes historical data, updates assumptions relative to expected loss experience and reviews individual and portfolio loan assets on a quarterly basis. There have been no material changes in estimation techniques or loss reserve methodology during the year.

Mortgage Servicing Rights
--------------------------------------------------------------------------------

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet in other assets at the lower of their initial carrying value, adjusted for amortization, or fair value.

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

Goodwill and Other Acquisition Intangibles
--------------------------------------------------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, not be amortized but rather tested for impairment at least annually. Under SFAS 142, all recorded goodwill must be assigned to one or more reporting units of the entity and evaluated for impairment at that level. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill.

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from purchase acquisitions made by the Company. Prior to the adoption of SFAS 142, goodwill and other acquisition intangibles were amortized over the estimated periods to be benefited, under the straight-line method, not exceeding 20 years.

Income Taxes
--------------------------------------------------------------------------------

The Company and its subsidiaries are members of a larger group which files a consolidated federal income tax return.

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

Derivative Financial Instruments
--------------------------------------------------------------------------------

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged item will no longer be adjusted for changes in fair value or changes in the fair value of the derivative reclassified to other comprehensive income. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in other comprehensive income, are reclassified to current period earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying SFAS 133 hedge.

Pre-SFAS 133 Derivative Accounting Policy
--------------------------------------------------------------------------------

Prior to the implementation of SFAS 133 on January 1, 2001, the Company used derivative financial instruments for asset/liability management purposes. Such instruments were accounted for using either the synthetic alteration or hedge model of accounting. Under the synthetic alteration accounting model, accrual based accounting was applied to derivative instruments that altered the repricing characteristics of identified balance sheet assets or liabilities. Under the hedge accounting model, to the extent derivatives met the correlation testing requirements set forth, the derivatives were accounted for on a basis consistent with the underlying hedged items. Derivative instruments that failed to qualify under these two methods of accounting were marked to market through earnings. Derivative instruments that were entered into for the purpose of generating trading revenues were accounted for on a mark to market basis with the associated income and expense recognized in trading revenue.

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

In addition to lending commitments, the Company has a variety of other arrangements that are not reflected in the consolidated balance sheet. Descriptions of such arrangements, including disclosures required by FASB Interpretation No. 45 and FASB Interpretation No. 46, are set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section under the heading "Off-Balance Sheet Arrangements".

Regulation
--------------------------------------------------------------------------------

A description of bank regulatory matters affecting the Company is included in the Description of Business section under "Regulation, Supervision and Capital" on page 5 until the second table on page 6.

NOTES TO FINANCIAL STATEMENTS

Note 1. Acquisitions/Divestitures
--------------------------------------------------------------------------------

      2001

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. (Swiss Bank), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank's Singapore and Hong Kong branches acquired as part of the Republic acquisition. The 5 percent interest represented the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting due to the common control relationship of the entities. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

The transaction was another step in an internal reorganization of the HSBC Group's global private banking operations, which began late in 2000. The Swiss Bank, a Switzerland based banking affiliate, manages much of the HSBC Group's worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

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

In December 2000, as part of an internal international reorganization of the HSBC Group's global private banking operations, the Company distributed its 49% interest in HSBC Republic Holdings (Luxembourg) S.A. (HRH) from the Bank to its parent HSBC North America Inc. (HNAI). The distribution, in the form of a return of capital of $2.8 billion, included its investment in HSBC Investments (Bahamas) Limited in addition to the $2.5 billion investment in HRH. The assets transferred were acquired as a part of the acquisition and merger of Republic New York Corporation (Republic) on December 31, 1999. This divestiture was accounted for as transfers of assets between companies under common control at historical cost.

Note 2. Trading Assets and Liabilities
--------------------------------------------------------------------------------

An analysis of trading assets and liabilities follows.

----------------------------------------------------------------------------
December 31,                                              2002          2001
----------------------------------------------------------------------------
                                                          in thousands
Trading assets:
  U.S. Treasury                                    $   523,908   $   375,689
  U.S. Government agency                               711,000       581,642
  Asset backed securities                            1,870,750     2,212,219
  Corporate bonds                                    1,236,953       630,042
  Other securities                                     693,986       634,854
  Fair value of derivatives                          5,418,705     2,546,149
  Precious metals                                    2,952,913     2,108,310
----------------------------------------------------------------------------
                                                   $13,408,215   $ 9,088,905
----------------------------------------------------------------------------
Trading account liabilities:
  Securities sold, not yet purchased               $ 1,481,788   $   544,498
  Payables for precious metals                       1,183,243     1,243,428
  Fair value of derivatives                          5,044,979     2,011,891
----------------------------------------------------------------------------
                                                   $ 7,710,010   $ 3,799,817
----------------------------------------------------------------------------

Note 3. Securities
--------------------------------------------------------------------------------

At December 31, 2002, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios follow.


-------------------------------------------------------------------------------------------------------------------
                                                          2002                                         2001
                                 ------------------------------------------------------   ------------------------
                                                    Gross          Gross
                                  Amortized    Unrealized     Unrealized           Fair    Amortized          Fair
December 31,                           Cost         Gains         Losses          Value         Cost         Value
------------------------------------------------------------------------------------------------------------------
                                                                  in thousands
U.S. Treasury                    $   263,765   $     2,001   $        --   $   265,766   $   365,924   $   371,563
U.S. Government agency             9,293,270       306,772         2,873     9,597,169     7,963,852     8,067,715
Asset backed securities            2,924,183        15,454         4,750     2,934,887     3,450,797     3,485,107
Other domestic debt
 securities                          703,062         2,571            20       705,613       678,042       739,282
Foreign debt securities              869,076        20,798         2,909       886,965     2,415,076     2,435,369
Equity securities                    289,485        27,293        13,063       303,715       167,411       168,754
-------------------------------------------------------------------------------------------------------------------
Securities available
 for sale                        $14,342,841   $   374,889   $    23,615   $14,694,115   $15,041,102   $15,267,790
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury                    $    14,444   $         6   $        --   $    14,450   $        --   $        --
U.S. Government agency             3,903,397       233,942         1,319     4,136,020     3,882,621     4,040,168
Obligations of U.S.
 states and political
 subdivisions                        672,787        44,452           746       716,493       768,708       799,537
Other domestic debt
 securities                           31,379           525           180        31,724            --            --
Foreign debt securities                6,475            --            --         6,475            --            --
-------------------------------------------------------------------------------------------------------------------
Securities held to
 maturity                        $ 4,628,482   $   278,925   $     2,245   $ 4,905,162   $ 4,651,329   $ 4,839,705
-------------------------------------------------------------------------------------------------------------------

At December 31, 2001, with regard to securities available for sale, the Company had gross unrealized gains of $8.1 million, $144.8 million and $160.6 million and gross unrealized losses of $2.4 million, $40.9 million and $43.5 million related to U.S. Treasury, U.S. Government agency and other securities, respectively. At December 31, 2001, with regard to securities held to maturity, the Company had gross unrealized gains of $166.3 million and $32.2 million and gross unrealized losses of $8.7 million and $1.4 million related to U.S. Government agency and obligations of U.S. states and political subdivisions.

The following table presents realized gains and losses on investment securities transactions attributable to securities available for sale and securities held to maturity.

--------------------------------------------------------------------------------

                                                 Gross                       Net
                                      ---------------------------          Gains
Year Ended December 31,                   Gains          (Losses)       (Losses)
--------------------------------------------------------------------------------
                                                     in thousands

2002
Securities available for sale          $187,021        $ (69,903)      $117,118
Securities held to maturity:
  Maturities, calls and mandatory
   redemptions                            3,412           (2,361)         1,051
--------------------------------------------------------------------------------
                                       $190,433        $ (72,264)      $118,169
================================================================================

2001
Securities available for sale          $250,381        $(102,671)      $147,710
Securities held to maturity:
  Maturities, calls and mandatory
   redemptions                            1,578              (21)         1,557
--------------------------------------------------------------------------------
                                       $251,959        $(102,692)      $149,267
================================================================================

2000
Securities available for sale          $ 54,030        $ (27,189)      $ 26,841
Securities held to maturity:
  Maturities, calls and mandatory
   redemptions                            2,205             (207)         1,998
--------------------------------------------------------------------------------
                                       $ 56,235        $ (27,396)      $ 28,839
================================================================================

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2002, by contractual maturity are shown in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The amounts exclude $289 million cost ($304 million fair value) of equity securities that do not have maturities.

--------------------------------------------------------------------------------
                                                        Amortized           Fair
December 31, 2002                                            Cost          Value
--------------------------------------------------------------------------------
                                                              in thousands
Within one year                                       $   736,324    $   739,187
After one but within five years                         2,372,041      2,400,406
After five but within ten years                         2,021,314      2,069,864
After ten years                                         8,923,677      9,180,943
--------------------------------------------------------------------------------
Securities available for sale                         $14,053,356    $14,390,400
--------------------------------------------------------------------------------

Within one year                                       $    29,822    $    29,956
After one but within five years                           232,664        240,361
After five but within ten years                           323,867        347,086
After ten years                                         4,042,129      4,287,759
--------------------------------------------------------------------------------
Securities held to maturity                           $ 4,628,482    $ 4,905,162
--------------------------------------------------------------------------------

During 2001, Brady bonds with a carrying value of $189.9 million issued by the government of Mexico were transferred from loans to securities available for sale, as permitted by the transition provisions of SFAS 133. Mortgage backed securities with a carrying value of $1,041.9 million were transferred from available for sale to held to maturity during 2001. Brazilian debt securities with a carrying value of $98.3 million were transferred from available for sale to trading during 2001. There were no transfers of securities during 2002.

Note 4. Loans
--------------------------------------------------------------------------------

A distribution of the loan portfolio follows.

--------------------------------------------------------------------------------
December 31,                                            2002               2001
--------------------------------------------------------------------------------
                                                             in thousands
Domestic:
  Commercial:
    Construction and mortgage loans              $ 6,350,036        $ 5,953,751
    Other business and financial                  10,620,784         10,564,340
  Consumer:
    Residential mortgages                         20,841,485         17,951,119
    Credit card receivables                        1,101,067          1,147,998
    Other consumer loans                           1,693,224          1,769,576
International                                      3,029,276          3,536,514
--------------------------------------------------------------------------------
                                                 $43,635,872        $40,923,298
--------------------------------------------------------------------------------

Included in commercial loans for 2002 are $249.5 million of commercial mortgages and other commercial loans held for sale. Residential mortgages include $1,838.1 million and $1,150.0 million of mortgages held for sale at December 31, 2002 and 2001, respectively. Other consumer loans include $372.8 million and $368.0 million of higher education loans also held for sale at December 31, 2002 and 2001, respectively.

International loans include certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady bonds). These bonds had an aggregate carrying value of $165.9 million (face value $177.5 million) at year end 2002 and 2001, and an aggregate fair value of $141.9 million and $130.7 million at year end 2002 and 2001, respectively. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds. During 2001, Brady bonds with a carrying value of $189.9 million issued by the government of Mexico were transferred to securities available for sale, as permitted by the transition provisions of SFAS 133.

At December 31, 2002 and 2001, the Company's nonaccruing loans were $387.4 million and $416.8 million, respectively. At December 31, 2002 and 2001, the Company had commitments to lend additional funds of $12.3 million and $10.0 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

--------------------------------------------------------------------------------
Year Ended December 31,                              2002        2001       2000
--------------------------------------------------------------------------------
                                                              in thousands
Interest income on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms  $36,826     $30,565    $28,004
Interest income recorded on nonaccruing loans       9,354      18,677     23,986
--------------------------------------------------------------------------------

Other real estate and owned assets included in other assets amounted to $16.6 million and $17.7 million at December 31, 2002 and 2001, respectively.

The Company identified impaired loans totaling $288.1 million at December 31, 2002, of which $170.3 million had a related impairment reserve of $88.9 million. At December 31, 2001, the Company had identified impaired loans of $242.6 million of which $150.7 million had a related impairment reserve of $83.0 million. The average recorded investment in such impaired loans was $288.2 million, $215.5 million and $192.2 million in 2002, 2001 and 2000, respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 2002 and 2001.

Note 5. Allowance for Credit Losses
--------------------------------------------------------------------------------

An analysis of the allowance for credit losses follows.

---------------------------------------------------------------------------------------------------
                                                              2002            2001           2000
---------------------------------------------------------------------------------------------------
                                                                      in thousands
Balance at beginning of year                             $ 506,366       $ 524,984      $ 637,995
Allowance related to acquisitions, net/other                (2,249)        (18,987)       (11,302)
Provision charged to income                                195,000         238,400        137,600
Recoveries on loans charged off                             35,301          42,821         34,248
Loans charged off                                         (240,926)       (280,500)      (272,975)
Translation adjustment                                        (367)           (352)          (582)
---------------------------------------------------------------------------------------------------
Balance at end of year                                   $ 493,125       $ 506,366      $ 524,984
---------------------------------------------------------------------------------------------------

Note 4 provides information on impaired loans and the related impairment reserve.

Included in the December 31, 2002 and December 31, 2001 allowance for credit losses are $40.8 million and $70.5 million, respectively, of non-United States transfer risk reserves.

Note 6. Mortgage Servicing Rights
--------------------------------------------------------------------------------

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $27.06 billion and $23.12 billion at December 31, 2002 and 2001, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $845.2 million and $547.1 million at December 31, 2002 and 2001, respectively.

An analysis of MSRs, reported in other assets, follows.

--------------------------------------------------------------------------------
                                            2002            2001          2000
--------------------------------------------------------------------------------
                                                    in thousands
Balance at beginning of year            $316,375        $267,065      $269,774
Additions                                172,433         109,035        39,695
Amortizations                            (77,639)        (59,725)      (42,404)
Provision for impairment *               (56,340)             --            --
--------------------------------------------------------------------------------
Balance at end of year                  $354,829        $316,375      $267,065
--------------------------------------------------------------------------------

* $40.6 million of the provision for impairment included in a valuation reserve at December 31, 2002.

The fair value of MSRs as of December 31, 2002 and 2001 was approximately $354.8 million and $364.1 million, respectively.

In 2002, 2001 and 2000, the Company realized net gains from the sale of residential mortgages in securitizations, including those through agencies such as FHLMC, of $163.7 million, $66.6 million and $7.0 million, respectively.

At December 31, 2001, the fair value of the MSRs exceeded their carrying value by approximately $48 million. At December 31, 2002, the carrying value of the MSRs was written down to their fair value of $354.8 million. That fair value was based on the present value of future cash flows, using a constant prepayment rate (CPR) of 28% annualized, a constant discount rate of 8.9% and a weighted average life of 3.6 years. The following table illustrates the negative impacts that adverse changes in those factors, without consideration of any interrelated effects, would have on the 2002 fair value.

-------------------------------------------------------------------------------
                                             Adverse Change     Adverse Change
                                                     of 10%             of 20%
-------------------------------------------------------------------------------
                                                          in millions
Prepayment speed assumption (CPR annualized)          $22.0              $42.0
Discount rate                                          15.0               35.0
-------------------------------------------------------------------------------

These impacts are hypothetical and isolated from the counter strategies that management implements to offset such negative trends. As indicated, interrelated effects are not reflected in the impacts; however, in actuality there would be such effects. Therefore, this information should be used cautiously.

Note 7. Goodwill and Intangible Assets
--------------------------------------------------------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually. In accordance with SFAS 142, the Company has completed its transitional goodwill impairment test and its annual impairment test and determined that the fair value of each of the reporting units exceeded its carrying value at both test dates. As a result, no impairment loss was recognized as of January 1, 2002 and December 31, 2002.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (SFAS 147), an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions, which constitute a business, be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2002 for existing intangibles. The Company concluded that its acquisition of East River Savings Bank was within the scope of SFAS 147. As of December 31, 2001, the unamortized amount of unidentifiable intangible assets (i.e. excess premium SFAS 72) was $64.6 million. During the fourth quarter, this intangible asset was reclassified retroactively to January 1, 2002 to goodwill and no longer amortized but subject to annual impairment testing. The amortization previously recorded for the first three quarters of 2002 was reversed in accordance with SFAS 147.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2000.

------------------------------------------------------------------------------
                                          2002           2001            2000
------------------------------------------------------------------------------
                                                 in thousands
Reported net income                   $855,444       $353,138        $568,959
Goodwill amortization add-back              --        176,482         176,162
------------------------------------------------------------------------------
Adjusted net income                   $855,444       $529,620        $745,121
------------------------------------------------------------------------------

The following table presents the changes in the carrying amount of goodwill for each of the reported business segments for the year ended December 31, 2002.

------------------------------------------------------------------------------------------------------------
Goodwill
------------------------------------------------------------------------------------------------------------
                                                                      Corporate,
                                         Personal                    Investment
                                        Financial     Commercial      Banking &      Private
                                         Services        Banking        Markets      Banking          Total
------------------------------------------------------------------------------------------------------------
                                                                    in thousands
Balance December 31, 2001              $1,221,817       $575,333       $637,627     $407,306     $2,842,083
Goodwill adjustments and other            (34,782)         3,356         (2,568)      20,985        (13,009)
------------------------------------------------------------------------------------------------------------
Balance December 31, 2002              $1,187,035       $578,689       $635,059     $428,291     $2,829,074
------------------------------------------------------------------------------------------------------------

The following table presents all intangible assets of the Company that are being amortized. Annual amortization of mortgage servicing rights is expected to be approximately $72 million for the years ended December 31, 2003 through 2006. At December 31, 2002 intangible assets are as follows.

-----------------------------------------------------------------------------------------------------
Intangible Assets
-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                                          Gross Carrying         Accumulated               Expense
                                                  Amount        Amortization                  2002
-----------------------------------------------------------------------------------------------------
                                                                in thousands
Mortgage servicing rights                       $558,038            $203,209*             $133,251**
Favorable lease arrangements                      66,519              13,604                 4,468
-----------------------------------------------------------------------------------------------------
Total                                           $624,557            $216,813              $137,719
-----------------------------------------------------------------------------------------------------

*     Includes a $40.6 million impairment valuation reserve.

**    Includes $56.3 million of provision for impairment.

Note 8. Deposits
--------------------------------------------------------------------------------

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $5.60 billion and $4.16 billion at December 31, 2002 and 2001, respectively. The scheduled maturities of all domestic time deposits at December 31, 2002 follows.

--------------------------------------------------------------------------------
                                                                    in thousands
2003                                                                 $ 9,662,505
2004                                                                   1,005,193
2005                                                                     658,373
2006                                                                     222,878
2007                                                                      63,221
Later years                                                               35,178
--------------------------------------------------------------------------------
                                                                     $11,647,348
--------------------------------------------------------------------------------

Note 9. Short-Term Borrowings
--------------------------------------------------------------------------------

The following table shows detail relating to short-term borrowings in 2002, 2001 and 2000. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

------------------------------------------------------------------------------------------------------------
                                                   2002                    2001                   2000
                                             ----------------       -----------------     ------------------
                                               Amount    Rate         Amount     Rate       Amount     Rate
------------------------------------------------------------------------------------------------------------
                                                                        in thousands
Federal funds purchased (day to day):
    At December 31                          $  656,181   1.29%     $  133,640    1.18%    $1,974,589   4.90%
    Average during year                      1,401,672   1.62       1,436,449    3.78        985,215   6.31
    Maximum month-end balance                2,788,010              2,919,576              2,122,030
Securities sold under
 repurchase agreements:
    At December 31                             552,583   1.52         377,059    1.25        893,567   5.13
    Average during year                        834,470   3.64       1,116,434    2.13      1,096,989   5.62
    Maximum month-end balance                1,053,540              2,280,180              1,746,506
Commercial paper:
    At December 31                           1,484,417   1.53       1,634,559    2.05      1,472,586   6.70
    Average during year                      1,496,367   1.79       1,218,242    3.77      1,131,819   6.36
    Maximum month-end balance                1,787,276              1,642,520              1,629,704
Precious metals:
    At December 31                           3,083,397    .42       2,300,704    1.37      1,899,747    .95
    Average during year                      3,274,783    .51       2,200,346    1.13      2,127,067   1.32
    Maximum month-end balance                3,865,153              2,544,318              2,684,805
All other short-term borrowings:
    At December 31                           1,615,790   1.46       4,756,124    2.32      2,321,874   7.44
    Average during year                      2,780,541   2.76       3,145,211    4.97      3,137,922   6.83
    Maximum month-end balance                6,669,263              5,817,136              6,790,231
-------------------------------------------------------------------------------------------------------------

At December 31, 2002, the Company had unused lines of credit with HSBC Bank plc aggregating $500 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant. In addition, the Company, as a member of the New York Federal Home Loan Bank, has a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets.

Note 10. Income Taxes
--------------------------------------------------------------------------------

Total income taxes were allocated as follows.

----------------------------------------------------------------------------------------------------
Year Ended December 31,                                          2002           2001          2000
----------------------------------------------------------------------------------------------------
                                                                        in thousands
To income before income taxes                                $509,629       $226,000      $338,573
To shareholders' equity as tax charge (benefit):
    Net unrealized gains on securities
     available for sale                                        41,407         20,638        95,322
    Unrealized gain (loss) on derivatives
     classified as cash flow hedges                            42,521        (20,194)           --
    Foreign currency translation, net                           2,216         (6,383)       (4,033)
----------------------------------------------------------------------------------------------------
                                                             $595,773       $220,061      $429,862
----------------------------------------------------------------------------------------------------

The components of income tax expense follow.

--------------------------------------------------------------------------------
Year Ended December 31,                        2002           2001         2000
--------------------------------------------------------------------------------
                                                      in thousands
Current:
  Federal                                  $(31,657)     $ 384,849     $217,683
  State and local                            10,393         60,987       12,000
  Foreign                                    19,218         24,127       26,151
--------------------------------------------------------------------------------
Total current                                (2,046)       469,963      255,834
Deferred, primarily federal                 511,675       (243,963)      82,739
--------------------------------------------------------------------------------
Total income taxes                         $509,629      $ 226,000     $338,573
--------------------------------------------------------------------------------

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

--------------------------------------------------------------------------------
Year Ended December 31,                         2002          2001         2000
--------------------------------------------------------------------------------
Statutory rate                                  35.0%         35.0%        35.0%
Increase (decrease) due to:
  State and local income taxes                   4.2           1.8           .9
  Goodwill amortization                           --           9.8          6.3
  Change in valuation allowance
   for deferred tax assets                        --          (4.9)          --
  Tax exempt interest income                    (1.0)         (2.6)        (1.5)
  Other items                                    (.9)          (.1)        (3.4)
--------------------------------------------------------------------------------
Effective income tax rate                       37.3%         39.0%        37.3%
--------------------------------------------------------------------------------

The components of the net deferred tax position are summarized below.

--------------------------------------------------------------------------------
December 31,                                                 2002           2001
--------------------------------------------------------------------------------
                                                              in thousands
Deferred tax assets:
  Allowance for credit losses                           $ 177,680       $197,792
  Benefit accruals                                        128,620        131,618
  Accrued expenses not currently deductible                88,785         81,886
  Investment securities                                    49,256        101,735
  Net purchase discount on acquired companies              68,245        110,454
  Princeton Note settlement                                    --        224,883
  Other                                                    35,590         35,795
--------------------------------------------------------------------------------
    Total deferred tax assets                             548,176        884,163
--------------------------------------------------------------------------------
Less deferred tax liabilities:
  Unrealized gains on securities available for sale       129,751         88,345
  Lease financing income accrued                           62,405         60,105
  Accrued pension cost                                    133,766         45,464
  Accrued income on foreign bonds                          16,161         16,161
  Deferred net operating loss recognition                 113,468         90,018
  Depreciation and amortization                           118,484        116,361
  Interest and discount income                             42,901         42,901
  Mortgage servicing rights                               140,492         96,676
--------------------------------------------------------------------------------
    Total deferred tax liabilities                        757,428        556,031
--------------------------------------------------------------------------------
    Net deferred tax asset (liability)                  $(209,252)      $328,132
--------------------------------------------------------------------------------

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company would realize the benefits of these deductible differences.

Note 11. Subordinated Long-Term Debt and Perpetual Capital Notes
--------------------------------------------------------------------------------

The following is a summary of subordinated long-term debt and perpetual capital notes. Interest rates shown are based on the face values of the instruments.

---------------------------------------------------------------------------------------------------
                                                         Face Value                 Book Value
                                                ------------------------   ------------------------
December 31,                                          2002          2001         2002         2001
---------------------------------------------------------------------------------------------------
                                                                         in thousands
7.25-7.75% Subordinated notes due 2002          $       --    $  400,000   $       --   $  399,912
Floating rate subordinated notes due 2002               --       245,700           --      244,927
7% Subordinated notes due 2006                     300,000       300,000      299,034      298,782
5.875% Subordinated notes due 2008                 250,000       250,000      229,794      226,280
6.625-9.70% Subordinated notes due 2009            550,000       550,000      619,594      583,990
Floating rate subordinated notes due
 2009 (5.25%)                                      124,320       124,320      124,320      124,320
7% Subordinated notes due 2011                     100,000       100,000      116,279      105,376
9.50% Subordinated debentures due 2014             150,000       150,000      164,148      165,406
9.125-9.30% Subordinated notes due 2021            200,000       200,000      216,680      217,587
7.20% Subordinated debentures due 2097             250,000       250,000      215,181      214,812
Perpetual Capital Notes (2.125%)                   129,000       129,000      124,133      130,157
---------------------------------------------------------------------------------------------------
                                                $2,053,320    $2,699,020   $2,109,163   $2,711,549
---------------------------------------------------------------------------------------------------

The above table excludes $1,550 million of debt issued by the Bank or its subsidiaries payable to the Company. Of this amount, the earliest note to mature is in 2006 and the latest note to mature is in 2097.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates on the floating rate notes in effect at December 31, 2002 are shown in parentheses.

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

Contractual scheduled maturities for the subordinated debt over the next five years are as follows: none in 2003, 2004, or 2005; $300 million in 2006 and none in 2007.

Note 12. Guaranteed Mandatorily Redeemable Securities
--------------------------------------------------------------------------------

The following table presents the guaranteed mandatorily redeemable securities outstanding. Interest rates shown are based on the face values of the instruments.

--------------------------------------------------------------------------------------------------
                                                       Face Value                  Book Value
                                            --------------------------  --------------------------
December 31,                                      2002           2001          2002          2001
--------------------------------------------------------------------------------------------------
                                                                 in thousands
7.808% Capital Securities due 2026          $  200,000       $200,000   $  200,000       $200,000
8.38% Capital Securities due 2027              200,000        200,000      200,000        200,000
7.75% Capital Securities due 2026              150,000        150,000      136,832        136,339
7.53% Capital Securities due 2026              200,000        200,000      214,110        192,002
7.85% Capital Securities due 2032              300,000             --      300,000             --
--------------------------------------------------------------------------------------------------
                                            $1,050,000       $750,000   $1,050,942       $728,341
--------------------------------------------------------------------------------------------------

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

The 7.85% Capital Securities are the result of a transaction between the Company and HSBC Holdings B.V., a subsidiary of HSBC. These Capital Securities are redeemable at the option of the Company on October 15, 2012 at a premium of 3.925% in the first twelve months after October 15, 2012 and varying lesser amounts thereafter and without premium if redeemed after October 15, 2022.

Note 13. Other Long-Term Debt
--------------------------------------------------------------------------------

The following table reports other long-term debt. Interest rates shown are based on the face values of the instruments.

-------------------------------------------------------------------------------------------------------
                                                               Face Value             Book Value
                                                      ------------------------  -----------------------
December 31,                                                2002          2001        2002         2001
-------------------------------------------------------------------------------------------------------
                                                                          in thousands
Issued or acquired by the Company
  or subsidiaries other than the Bank:
   Floating Rate Senior Notes
    due 2004 (1.55%)                                  $  300,000   $       --   $  300,000   $       --
   8.375% Debentures due 2007                            100,000      100,000      102,861      103,561
-------------------------------------------------------------------------------------------------------
                                                         400,000      100,000      402,861      103,561
-------------------------------------------------------------------------------------------------------
Issued or acquired by the Bank or its subsidiaries:
   Medium-Term Floating Rate Note
    due 2040 (1.23%)                                      24,999       24,999       24,999       24,999
   Fixed rate Federal Home Loan Bank of
    New York advances                                     14,128       12,531       14,128       12,531
   Collateralized repurchase agreements                  568,901      838,724      568,901      852,637
   Other                                                  54,000       57,094       53,974       57,154
-------------------------------------------------------------------------------------------------------
                                                         662,028      933,348      662,002      947,321
-------------------------------------------------------------------------------------------------------
                                                      $1,062,028   $1,033,348   $1,064,863   $1,050,882
-------------------------------------------------------------------------------------------------------

The Floating Rate Senior Notes due 2004 represent unsecured obligations of the Company bearing interest at the 3-month U.S. Dollar London Interbank offered rate plus 15 basis points. The notes are not redeemable prior to maturity in September 2004.

The Medium-Term Floating Rate Note due 2040 was issued under the Bank's Global Medium-Term Note Program which provides for the issuance of up to $4 billion of notes having maturities of 7 days or more from the date of issue.

The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.10% to 7.24%.

The collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year. The repurchase agreements have fixed rates ranging from 1.60% to 7.40% and floating rates of 1.87% and 3.00%.

Contractual scheduled maturities for the debt over the next five years are as follows: 2003, $61 million; 2004, $373 million; 2005, $11 million; 2006, $27 million and $109 million in 2007.

Note 14. Preferred Stock
--------------------------------------------------------------------------------

The following table presents information related to the issues of preferred stock outstanding.

---------------------------------------------------------------------------------------------------
                                                                                     Amount
                                                      Shares     Dividend        Outstanding
                                                 Outstanding         Rate    ----------------------
December 31,                                            2002         2002       2002          2001
---------------------------------------------------------------------------------------------------
                                                                                   in thousands
$1.8125 Cumulative Preferred Stock
 ($25 stated value)                                3,000,000         7.25%  $ 75,000      $ 75,000
6,000,000 Depositary shares each
 representing a one-fourth interest in
 a share of Adjustable Rate Cumulative
 Preferred Stock, Series D ($100 stated
 value)                                            1,500,000         4.50    150,000       150,000
Dutch Auction Rate Transferable Securities(TM)
 Preferred Stock (DARTS)
   Series A ($100,000 stated value)                      625        1.865     62,500        62,500
   Series B ($100,000 stated value)                      625         2.01     62,500        62,500
$2.8575 Cumulative Preferred Stock
 ($50 stated value)                                3,000,000        5.715    150,000       150,000
CTUS Inc. Preferred Stock                                100           --         --            --
---------------------------------------------------------------------------------------------------
                                                                            $500,000      $500,000
---------------------------------------------------------------------------------------------------

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

Note 15. Retained Earnings
--------------------------------------------------------------------------------

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

Under the more restrictive of the above rules the Bank can pay dividends to the Company as of December 31, 2002 of approximately $257 million, adjusted by the effect of its net income (loss) for 2003 up to the date of such dividend declaration.

Note 16. Accumulated Other Comprehensive Income
--------------------------------------------------------------------------------

Accumulated other comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in accumulated other comprehensive income balances.

------------------------------------------------------------------------------------------------------
Year Ended December 31,                                         2002             2001           2000
------------------------------------------------------------------------------------------------------
                                                                          in thousands
Accumulated other comprehensive income (loss)
 at beginning of year                                       $ 98,607         $116,851       $(50,534)
   Fair value adjustments on securities
    available for sale:
     Increase in fair value, net of taxes of
      $82,398, $72,307, and $104,717, in 2002,
      2001 and 2000, respectively                            156,635          127,141        192,318
     Reclassification adjustment for (gains)
      losses included in net income, net of
      taxes of $40,991, $51,669, and $9,395
      in 2002, 2001 and 2000, respectively                   (76,127)         (96,041)       (17,444)
------------------------------------------------------------------------------------------------------
                                                              80,508           31,100        174,874
------------------------------------------------------------------------------------------------------
   Adjustments related to SFAS 133:
     Change in unrealized gain(loss) on
      derivatives classified as cash flow hedges,
      net of taxes of $42,521 and $(20,194) in
      2002 and 2001, respectively                             78,968          (37,503)            --
     Unrealized net transitional gain related
      to initial adoption of SFAS 133                             --            2,853             --
     Amortization of unrealized transitional
       SFAS 133 gains credited to current income                  --           (2,853)            --
------------------------------------------------------------------------------------------------------
                                                              78,968          (37,503)            --
------------------------------------------------------------------------------------------------------
   Accumulated foreign currency translation adjustments:
     Translation gains(losses) net of taxes
      of $2,216, $(6,383) and $(4,033) in
      2002, 2001 and 2000, respectively                        4,116          (11,841)        (7,489)
------------------------------------------------------------------------------------------------------
                                                               4,116          (11,841)        (7,489)
------------------------------------------------------------------------------------------------------
   Net change in accumulated other
    comprehensive income (loss)                              163,592          (18,244)       167,385
------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive
 income at end of year                                      $262,199         $ 98,607       $116,851
------------------------------------------------------------------------------------------------------

Note 17. Related Party Transactions
--------------------------------------------------------------------------------

In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms. The following table presents related party transactions balances at year end and the total income and expense generated by those transactions.

--------------------------------------------------------------------------------
December 31,                                          2002       2001       2000
--------------------------------------------------------------------------------
                                                             in millions
Assets:
  Interest bearing deposits with banks              $  130     $  564     $   27
  Loans                                                338        142        783
  Other                                                 38         33        172
--------------------------------------------------------------------------------
    Total assets                                    $  506     $  739     $  982
--------------------------------------------------------------------------------

Liabilities
  Deposits                                          $6,140     $4,686     $3,647
  Short-term borrowings                                267        114         11
  Other                                                349         34         63
--------------------------------------------------------------------------------
    Total liabilities                               $6,756     $4,834     $3,721
--------------------------------------------------------------------------------

Interest income                                     $   28     $   46     $   82
Interest expense                                        87        160        286
--------------------------------------------------------------------------------

At December 31, 2002 and 2001, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were $88 billion and $39 billion, respectively.

Extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral.

Refer to Note 1 for discussions of the Company's acquisition and divestiture transactions with other HSBC Group members.

Note 18. Stock Option Plans and Restricted Share Plan
--------------------------------------------------------------------------------

Options have been granted to employees of the Company under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan), the HSBC Holdings Executive Share Option Scheme (the Executive Share Option Plan) and under the HSBC Sharesave Contribution Program (the Sharesave Plans). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

Group Share Option Plan

The Group Share Option Plan is a long-term incentive compensation plan available to certain Company employees with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. This plan was adopted during 2001.

Total options granted were 4,615,000 in 2002 and 4,084,000 in 2001. The fair value of options granted was $2.33 per option in 2002 and $3.38 per option in 2001. Compensation expense recognized amounted to $6.6 million and $3.0 million in 2002 and 2001, respectively.

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

Total options granted were 2,758,000 in 2000. The fair value of options granted was $4.55 in 2000. Compensation expense recognized related to this plan amounted to $3.9 million, $4.9 million and $4.0 million in 2002, 2001 and 2000, respectively.

Sharesave Plans

The Sharesave Plans (formerly known as Savings Related Share Option Plans) invite eligible employees to enter into savings contracts to save up to $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select savings contracts of either a 5 year or 3 year length. The options are exercisable within six months following the third or fifth year, respectively of the commencement of the related savings contract, at a 20 percent discount for options granted in 2002 and 2001.

Total options granted under the 5 year vesting period were 524,000 in 2002, 495,000 in 2001 and 3,343,000 in 2000. The fair value of options granted was $3.53 per option in 2002, $3.84 per option in 2001, and $4.30 per option in 2000. Compensation expense recognized amounted to $2.6 million, $2.7 million and $1.4 million in 2002, 2001 and 2000, respectively.

Total options granted under the 3 year vesting period were 691,000 in 2002 and 803,000 in 2001. The fair value of options was $3.63 per option in 2002 and $3.60 per option in 2001. Compensation expense recognized amounted to $1.4 million in 2002 and $.5 million in 2001.

Prior to the Sharesave Plans being offered to employees in its present form, eligible employees could elect to participate through the Company's 401(k) plan and acquire contributions based on HSBC stock at 85% of market value on the date of grant. An employee's agreement to participate was a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price in the form of stock of HSBC. Eligibility for this plan was discontinued after 1999 with the adoption of the Sharesave Plans. Compensation expense related to this plan amounted to $2.1 million in 2002, $2.4 million in 2001 and $2.5 million in 2000.

Fair values of share options are calculated at the date of grant using a binomial model which produces similar results to the Black-Scholes model. The significant assumptions used to estimate the fair value of options granted is as follows.

--------------------------------------------------------------------------------
                                Group Share    Sharesave Plan    Sharesave Plan
2002                            Option Plan            5 Year            3 Year
--------------------------------------------------------------------------------
Risk free interest rate               5.57%             5.57%             5.46%
Expected life (years)                  5.25              5.25              3.25
Expected volatility                     25%               30%               30%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Group Share    Sharesave Plan    Sharesave Plan
2001                            Option Plan            5 Year            3 Year
--------------------------------------------------------------------------------
Risk free interest rate               5.65%             5.50%             5.40%
Expected life (years)                    10               5.5               3.5
Expected volatility                     30%               30%               30%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Group Share   Executive Share    Sharesave Plan
2000                            Option Plan       Option Plan            5 Year
--------------------------------------------------------------------------------
Risk free interest rate               6.15%             6.20%             6.60%
Expected life (years)                    10                10               5.5
Expected volatility                     29%               32%               32%
--------------------------------------------------------------------------------

Restricted Share Plan

The Company provides awards to key employees in the form of restricted shares. These awards require the achievement of certain performance targets and vest from one to three years from the date of the award. Total expense recognized for the plan for 2002 and 2001 was $24.4 million and $23.7 million, respectively.

Note 19. Postretirement Benefits
--------------------------------------------------------------------------------

The Company, the Bank and certain other subsidiaries maintain noncontributory defined benefit pension plans covering substantially all of their employees hired prior to January 1, 1997 and those who joined the Company through acquisitions. Certain other HSBC subsidiaries participate in these plans.

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

---------------------------------------------------------------------------------------------
                                                                              Other
                                              Pension Benefits        Postretirement Benefits
                                           ----------------------    ------------------------
                                                 2002        2001         2002          2001
---------------------------------------------------------------------------------------------
                                                            in thousands
Change in benefit obligation
  Benefit obligation, January 1            $ 824,582    $ 756,038    $ 100,603    $ 118,556
  Service cost                                25,826       25,232        2,274        2,228
  Interest cost                               59,862       55,523        7,388        6,579
  Participant contributions                       --           --          349          282
  Plan amendment                                 639        2,100           --           --
  Actuarial (gain) loss                       70,973       12,712       24,629      (18,839)
  Benefits paid                              (29,445)     (27,023)      (8,591)      (8,203)
---------------------------------------------------------------------------------------------
Benefit obligation, December 31            $ 952,437    $ 824,582    $ 126,652    $ 100,603
=============================================================================================

Change in plan assets
  Fair value of plan assets, January 1     $ 774,127    $ 850,759    $      --    $      --
  Actual return on plan assets              (132,060)     (49,609)          --           --
  Company contribution                       265,000           --        8,242        7,921
  Participant contributions                       --           --          349          282
  Benefits paid                              (29,445)     (27,023)      (8,591)      (8,203)
---------------------------------------------------------------------------------------------
Fair value of plan assets, December 31     $ 877,622    $ 774,127    $      --    $      --
=============================================================================================

Funded status of plan
  Funded status, December 31               $ (74,815)   $ (50,455)   $(126,652)   $(100,603)
  Unrecognized actuarial (gain) loss         446,855      169,007       13,332      (11,297)
  Unrecognized prior service cost              5,613        6,161           --           --
  Unrecognized net transition obligation          --           --       32,471       35,718
---------------------------------------------------------------------------------------------
Recognized amount                          $ 377,653    $ 124,713    $ (80,849)   $ (76,182)
=============================================================================================

Amount recognized in the consolidated
 balance sheet
  Prepaid benefit cost                     $ 377,653    $ 124,713    $      --    $      --
  Accrued benefit liability                       --           --      (80,849)     (76,182)
---------------------------------------------------------------------------------------------
Recognized amount                          $ 377,653    $ 124,713    $ (80,849)   $ (76,182)
=============================================================================================

Operating expenses for 2002, 2001 and 2000 included the following components.

------------------------------------------------------------------------------------------------------------------
                                                                                          Other
                                             Pension Benefits                        Postretirement Benefits
                                   ------------------------------      -------------------------------------------
                                      2002       2001        2000         2002            2001            2000
------------------------------------------------------------------------------------------------------------------
                                                                   in thousands
Net periodic benefit
 cost (credit)
   Service cost                   $ 25,826   $ 25,232    $ 26,820      $ 2,274         $ 2,228         $ 2,130
   Interest cost                    59,862     55,523      53,090        7,388           6,579           8,778
   Expected return on
    plan assets                    (83,974)   (79,689)    (85,965)          --              --              --
   Prior service cost
    amortization                     1,187        944          944          --              --              --
   Actuarial
    (gain)/loss                      9,159         --      (3,087)          --            (527)             --
   Transition amount
    amortization                        --         --           --       3,247           3,247           3,247
------------------------------------------------------------------------------------------------------------------
Net periodic benefit
 cost (credit)                    $ 12,060     $2,010    $ (8,198)     $12,909         $11,527         $14,155
==================================================================================================================

Weighted-average
 assumptions as of
 December 31
   Discount rate                      6.75%      7.25%       7.75%        6.25%           6.75%           7.25%
   Expected return on
    plan assets                       9.50       9.50        9.50           --              --              --
   Rate of compensation
    increase                          3.75       4.00        4.50         3.75  (1)       4.00 (1)        4.50 (1)
------------------------------------------------------------------------------------------------------------------

(1)   Applicable to life insurance only.

Net periodic pension cost includes $1.6 million, $1.1 million, and none for 2002, 2001 and 2000 respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.

For purposes of determining its obligation for other postretirement benefits, the Company has assumed a health care cost trend rate of 7% for 2002 and 2003. The assumed health care cost trend rate has an effect on the amounts reported. For example, increasing the assumed health care cost trend by 1% would increase the aggregate service and interest cost component by $.2 million and the accumulated postretirement benefit obligation by $3.2 million. Decreasing the health care cost trend rate by 1% would decrease the aggregate service and interest cost components by $.2 million and the accumulated post retirement benefit obligation by $3.3 million.

Employees hired after December 31, 1996 become participants in a defined contribution plan after one year of service. Contributions to the plan are based on a percentage of employees' compensation. Total expense recognized for the plan was $3.0 million in 2002, $3.0 million in 2001, and $2.4 million in 2000.

The Company maintains a 401(k) plan covering substantially all employees. Contributions to the plan by the Company are based on employee contributions. Total expense recognized for the plan was $16.3 million in 2002, $15.1 million in 2001 and $11.7 million in 2000.

Note 20. Business Segments
--------------------------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the Commercial Banking Segment to the Corporate, Investment Banking and Markets Segment. Prior year disclosures have been conformed herein to the presentation of current segments.

The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). See the Business Segments sections for additional disclosure regarding the Company's operating segments: Business Segments on page 27 and segment results table on page 28.

Note 21. Collateral, Commitments and Contingent Liabilities
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
December 31,                                   2002                         2001
--------------------------------------------------------------------------------
                                                          in millions
Interest bearing deposits with banks         $   65                       $   65
Trading assets                                1,770                          136
Securities available for sale                 6,083                        5,939
Securities held to maturity                   1,607                        2,112
Loans                                           343                          343
--------------------------------------------------------------------------------
Total                                        $9,868                       $8,595
--------------------------------------------------------------------------------

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged at December 31, 2002 and 2001 was $1,936 million and $1,825 million, respectively.

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at December 31, 2002 and 2001 was $3,011 million and $1,402 million, respectively. This collateral was obtained under security resale agreements. Of this collateral, $2,428 million at December 31, 2002 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $583 million at December 31, 2001.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Rental expense under all operating leases, net of sublease rentals, was $58.1 million, $60.1 million and $72.7 million in 2002, 2001 and 2000, respectively. Minimum future rental commitments on operating leases in effect at December 31, 2002 were as follows: 2003, $66 million; 2004, $59 million; 2005, $50 million; 2006, $37 million; 2007, $30 million and $81 million thereafter.

Note 22. Litigation
--------------------------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Notes Matter, as disclosed in the Company's 2001 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted of various criminal charges related to the sale of the Princeton Notes during September 2002. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name the Company, HSBC Bank USA, and Republic New York Securities Corporation as defendants. The Company and HSBC Bank USA have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

As previously reported, a purported class action entitled Ravens v. Republic New York Corporation, et al., was filed in the United States District Court for the Eastern District of Pennsylvania on October 7, 1999 on behalf of former shareholders of Republic New York Corporation (Republic) who acquired common stock between May 10, 1999 (when the signing of the merger agreement between Republic and HSBC was announced) and September 15,1999. On October 16, 2000, the plaintiff in that action filed an amended complaint, alleging that the defendants violated the federal securities laws in the merger transaction between Republic and HSBC by failing to disclose certain facts relating to potential liabilities with respect to the Princeton Note Matter in a timely manner. The amended complaint seeks unspecified damages on behalf of the class. On January 16, 2001, defendants filed a motion to dismiss the Ravens action. On April 24, 2002, the court denied in part the Company's motion to dismiss. On May 24, 2002, the plaintiff filed a motion for class certification, which the Company opposed. Following a refusal by the plaintiff to produce documents to the Company and disclosure by the plaintiff that she desired to cease being a named plaintiff in the action, the Company moved on October 21, 2002 to dismiss the action. The counsel for the proposed class opposed that motion and sought leave to provide notice to the class. The plaintiff's motion for class certification and the Company's motion to dismiss both remain pending. The Company intends to continue to defend this action vigorously.

Note 23. Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

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

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. Additionally, beginning in December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of certain conventional closed mortgage loans originated for sale.

For the year ended December 31, 2002, the Company recognized a net gain of $7.5 million compared with a net loss of $.6 million for the year ended December 31, 2001 (reported as mortgage banking revenue and/or other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities.

For the year ended December 31, 2002, the Company recognized a net gain of $12.7 million compared with a net gain of $8.5 million for the year ended December 31, 2001 (reported as a component of other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing. As of December 31, 2002, $35.6 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during 2003.

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

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties including other members of the HSBC Group. Counterparties generally include financial institutions including banks, other government agencies, both foreign and domestic, and insurance companies. These counterparties are subject to regular credit review by the Company's credit risk management department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well.

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

A summary of the notional amount of the Company's derivative financial instruments follows.

-------------------------------------------------------------------------------
December 31,                                          2002                2001
-------------------------------------------------------------------------------
                                                           in millions
Interest rate:
  Futures and forwards                            $ 73,640            $ 42,666
  Swaps                                            277,803             131,481
  Options written                                  110,518              39,769
  Options purchased                                118,065              29,887
  Other                                              1,887                 521
-------------------------------------------------------------------------------
                                                  $581,913            $244,324
===============================================================================
Foreign exchange:
  Swaps, futures and forwards                     $126,253            $125,027
  Options written                                   10,945               8,654
  Options purchased                                 11,751              10,220
  Spot                                               8,867              13,975
-------------------------------------------------------------------------------
                                                  $157,816            $157,876
===============================================================================
Other (1):
  Swaps, futures and forwards                     $ 18,546              $5,405
  Options written                                      913                 383
  Options purchased                                    878                 389
  Other                                              2,310                 239
-------------------------------------------------------------------------------
                                                  $ 22,647              $6,416
===============================================================================

(1) Other includes credit derivatives, commodities, equity and precious metals.

The net fair value of derivative financial instruments was $576 million and $495 million at December 31, 2002 and 2001, respectively.

Note 24. Concentrations of Credit Risk
--------------------------------------------------------------------------------

The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. The Company participates in lending activity throughout the United States and on a limited basis internationally with credit risk concentrated in the Northeastern United States. A real estate portfolio, concentrated in New York State, is secured by multi-family, commercial and residential properties. See Note 25 for a geographic distribution of year-end assets.

The ability of individual borrowers to repay is generally linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets. At December 31, 2002 46% of residential mortgages and 79% of commercial construction and mortgage loans were located within the Northeastern United States.

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

Note 25. International and Domestic Operations
--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------
International Assets by Geographic Distribution and Domestic Assets
December 31,                                                          2002                2001
-----------------------------------------------------------------------------------------------
                                                                             in millions
International:
  Asia/Pacific                                                     $   970             $ 1,079
  Europe/Middle East/Africa                                          3,515               5,517
  Other Western Hemisphere                                           1,195               1,775
-----------------------------------------------------------------------------------------------
Total international                                                  5,680               8,371
Domestic                                                            83,746              78,743
-----------------------------------------------------------------------------------------------
Total international/domestic                                       $89,426             $87,114
-----------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Revenues and Earnings - International and Domestic

                                                                    Income(Loss)
                                              Total           Total       Before
Year Ended December 31,                     Revenue(1)    Expenses(2)      Taxes
--------------------------------------------------------------------------------
                                                         in millions
2002
International:
  Asia/Pacific                                 $   43.0    $   17.1    $   25.9
  Europe                                           31.9        22.7         9.2
  Other Western Hemisphere                        103.7       112.6        (8.9)
-------------------------------------------------------------------------------
Total international                               178.6       152.4        26.2
Domestic (3)                                    3,262.5     1,923.6     1,338.9
-------------------------------------------------------------------------------
Total international/domestic                   $3,441.1    $2,076.0    $1,365.1
-------------------------------------------------------------------------------

2001
International:
  Asia/Pacific                                 $   62.7    $   30.4    $   32.3
  Europe                                           77.3        21.9        55.4
  Other Western Hemisphere                        108.2        92.4        15.8
-------------------------------------------------------------------------------
Total international                               248.2       144.7       103.5
Domestic (3)                                    3,113.5     2,637.4       476.1
-------------------------------------------------------------------------------
Total international/domestic                   $3,361.7    $2,782.1    $  579.6
-------------------------------------------------------------------------------

2000
International:
  Asia/Pacific                                 $  113.1    $   63.7    $   49.4
  Europe                                          162.3        37.3       125.0
  Other Western Hemisphere                         60.7        49.8        10.9
-------------------------------------------------------------------------------
Total international                               336.1       150.8       185.3
Domestic (3)                                    2,614.8     1,892.6       722.2
-------------------------------------------------------------------------------
Total international/domestic                   $2,950.9    $2,043.4    $  907.5
-------------------------------------------------------------------------------

(1) Includes net interest income and other operating income. Total revenue includes intra-Company income of $5.5 million, $.7 million and none for 2002, 2001 and 2000, respectively.

(2) Includes operating expenses and provision for credit losses. Total expenses include intra-Company expenses of $5.5 million, $.7 million and none for 2002, 2001 and 2000, respectively.

(3)   Includes the Caribbean and Canada.

Note 26. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The Company is required to disclose the estimated fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). The disclosures do not attempt to estimate or represent the fair value of the Company as a whole. The disclosures exclude assets and liabilities that are not financial instruments, including intangible assets, such as goodwill. The estimation methods and assumptions used by the Company to value individual classifications of financial instruments are described below. Different assumptions could significantly affect the estimates. Accordingly, the net realizable values upon liquidation of the financial instruments could be materially different from the estimates presented below.

Financial instruments with carrying value equal to fair value - The carrying value of certain financial assets and liabilities is considered to be equal to fair value as a result of their short term nature. These include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, customers' acceptance liability and certain financial liabilities including acceptances outstanding, short-term borrowings and interest, taxes, and other liabilities.

Securities and trading assets and liabilities - The fair value of securities and derivative contracts is based on current market quotations, where available. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments.

Loans - The fair value of the performing loan portfolio is determined primarily by calculating the present value of expected cash flows using a discount rate as noted below. The loans are grouped, to the extent possible, into homogeneous pools, segregated by maturity, weighted average maturity, and average coupon rate. Depending upon the type of loan involved, maturity assumptions are based on either the contractual or expected maturity date.

For commercial loans, the allowance for credit losses is allocated to the expected cash flows to provide for credit risk. A published interest rate that equates closely to a "risk free" or "low-risk" loan rate is used as the discount rate. The interest rate is adjusted for a liquidity factor as appropriate.

The discount rate used to calculate the fair value of consumer loans is computed using the estimated rate of return an investor would demand for the product without regard to credit risk. The discount rate is formulated by reference to current market rates.

The discount rate used to calculate the fair value of residential mortgages is determined by reference to quoted market prices for loans with similar characteristics and maturities.

Deposits - The fair value of demand, savings, and money market deposits with variable maturities is equal to the carrying value. For deposits with fixed maturities, fair value is estimated using market interest rates currently offered on deposits with similar characteristics and maturities.

Long-term debt - Fair value is estimated using interest rates currently available to the Company for borrowings with similar characteristics and maturities.

The summarized carrying values and estimated fair values of financial instruments as of December 31, 2002 and 2001 follows.

--------------------------------------------------------------------------------
                                                 2002                2001
                                          ------------------  ------------------
                                          Carrying      Fair  Carrying     Fair
December 31,                                 Value     Value     Value    Value
-------------------------------------------------------------------------------
                                                        in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                     $ 6,300   $ 6,300   $ 9,921   $ 9,921
  Trading assets                            13,408    13,408     9,089     9,089
  Securities available for sale             14,694    14,694    15,268    15,268
  Securities held to maturity                4,628     4,905     4,651     4,840
  Loans, net of allowance                   43,143    43,940    40,417    41,163
  Derivative instruments included
   in other assets (1)                         267       267        49        49

Financial liabilities:
  Instruments with carrying value
   equal to fair value                       7,632     7,632     9,493     9,493
  Deposits:
   Without fixed maturities                 51,262    51,262    46,099    46,099
   Fixed maturities                          8,018     8,083    10,408    10,468
  Trading account liabilities                7,710     7,710     3,800     3,800
  Long-term debt                             4,225     4,974     4,491     4,861
  Derivative instruments included
   in other liabilities (1)                    100       100        79        79
--------------------------------------------------------------------------------

(1) At December 31, 2002 and 2001, the amounts reported relate to derivative contracts that qualify for hedge accounting treatment as defined by SFAS 133.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments.

Note 27. Financial Statements of HSBC USA Inc. (parent)
--------------------------------------------------------------------------------

Condensed parent company financial statements follow.

---------------------------------------------------------------------------------------------------------
Balance Sheet
December 31,                                                                           2002          2001
---------------------------------------------------------------------------------------------------------
                                                                                      in thousands
Assets:
Cash and due from subsidiary bank                                               $       882   $     4,809
Interest bearing deposits with banks (including
 $853,261 and $1,594,250 in banking subsidiary)                                     918,261     1,659,251
Trading assets                                                                      177,448        85,870
Securities available for sale                                                        49,045        63,658
Securities held to maturity (fair value $192,889
 and $221,173)                                                                      185,784       214,130
Loans (net of allowance for credit losses of
 $1,329 and $24,643)                                                                107,452        96,191
Receivable from subsidiaries                                                      1,660,589     1,628,845
Investment in subsidiaries at amount of their
 net assets:
    Banking                                                                       7,288,607     6,898,796
    Other                                                                         1,265,839     1,197,891
Goodwill                                                                            604,501       604,501
Other assets                                                                        334,495       661,807
---------------------------------------------------------------------------------------------------------
Total assets                                                                    $12,592,903   $13,115,749
---------------------------------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                                           $   142,918   $   831,970
Short-term borrowings                                                             1,484,417     1,634,559
Long-term debt (1)                                                                2,483,620     2,824,398
Long-term debt due to subsidiary (1)                                              1,085,355       775,792
---------------------------------------------------------------------------------------------------------
Total liabilities                                                                 5,196,310     6,066,719
Shareholders' equity *                                                            7,396,593     7,049,030
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $12,592,903   $13,115,749
---------------------------------------------------------------------------------------------------------

*     See Consolidated Statement of Changes in Shareholders' Equity, page 55.

(1) Contractual scheduled maturities for the debt over the next five years are as follows: none for 2003, 2004, 2005; 2006 $300 million; and 2007 $100 million.

----------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                               2002           2001           2000
----------------------------------------------------------------------------------------
                                                                in thousands
Income:
  Dividends from banking subsidiaries          $   670,000    $   950,000    $   400,000
  Dividends from other subsidiaries                  2,954          3,801          7,501
  Interest from banking subsidiaries               105,973        138,254        187,925
  Interest from other subsidiaries                     392          1,938          1,047
  Other interest income                             17,264         34,910         69,652
  Securities transactions                             (894)         5,868          6,542
  Other income                                      23,087          9,612         13,218
----------------------------------------------------------------------------------------
Total income                                       818,776      1,144,383        685,885
----------------------------------------------------------------------------------------
Expenses:
  Interest (including $65,263, $61,172,
   and $61,338 paid to subsidiaries)               241,043        312,902        378,101
  Goodwill amortization                                 --         39,381         28,396
  Princeton Note Matter                                 --        575,000             --
  Provision for credit losses                      (23,500)            --         14,898
  Other expenses                                    22,638         25,799         57,890
----------------------------------------------------------------------------------------
Total expenses                                     240,181        953,082        479,285
----------------------------------------------------------------------------------------
Income before taxes, equity in undistributed
 income of subsidiaries and cumulative
 effect of accounting change                       578,595        191,301        206,600
Income tax benefit                                 (54,081)      (311,757)       (92,762)
----------------------------------------------------------------------------------------
Income before equity in undistributed
 income of subsidiaries and cumulative
 effect of accounting change                       632,676        503,058        299,362
Equity in undistributed income (loss)
 of subsidiaries                                   222,768       (143,721)       269,597
----------------------------------------------------------------------------------------
Income before cumulative effect of
 accounting change                                 855,444        359,337        568,959
----------------------------------------------------------------------------------------
Cumulative effect of accounting change-
 implementation of SFAS 133, net of tax                 --         (6,199)            --
----------------------------------------------------------------------------------------
Net income                                     $   855,444    $   353,138    $   568,959
========================================================================================

-------------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                                2002            2001            2000
-------------------------------------------------------------------------------------------
                                                                  in thousands
Cash flows from operating activities:
  Net income                                   $    855,444    $    353,138    $    568,959
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation, amortization and
     deferred taxes                                 131,685         (42,277)         96,797
    Provision for credit losses                     (23,500)             --          14,898
    Net change in other accrued accounts           (539,887)         96,003          44,326
    Undistributed (income) loss of
     subsidiaries                                  (222,768)        143,721        (269,597)
    Other, net                                     (136,182)         97,207         (75,242)
-------------------------------------------------------------------------------------------
      Net cash provided by operating
       activities                                    64,792         647,792         380,141
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                              740,990        (818,752)      1,530,982
  Purchases of securities                            (5,106)        (89,798)     (3,632,912)
  Sales and maturities of securities                 46,787         293,632      10,163,473
Payment to shareholders of acquired
   company                                               --              --      (7,091,209)
  Net originations and maturities of loans          (70,022)        263,044         (25,175)
  Other, net                                         76,882         (50,887)        (61,629)
-------------------------------------------------------------------------------------------
      Net cash provided (used) by
       investing activities                         789,531        (402,761)        883,530
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings              (150,142)        741,973        (243,235)
  Issuance of long-term debt                        609,279              --              --
  Repayment of long-term debt                      (624,320)       (350,000)       (400,000)
  Dividends paid                                   (693,067)       (550,856)       (621,744)
  Return of capital                                      --         (84,939)             --
  Other, net                                             --              --           4,593
-------------------------------------------------------------------------------------------
Net cash used by financing activities              (858,250)       (243,822)     (1,260,386)
-------------------------------------------------------------------------------------------
Net change in cash and due from banks                (3,927)          1,209           3,285
Cash and due from banks at beginning of year          4,809           3,600             315
-------------------------------------------------------------------------------------------
Cash and due from banks at end of year         $        882    $      4,809    $      3,600
===========================================================================================

Cash paid for:
  Interest                                     $    250,098    $    322,014    $    384,883
-------------------------------------------------------------------------------------------

The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company. See Note 15 for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 2002.

PART  III

Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors

Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Sal H. Alfiero, age 65, Chairman and Chief Executive Officer, Protective Industries, LLC. Mr. Alfiero has been a director of the Bank since 1996. He is also a director of Phoenix Companies, Inc., Southwire Company, Fresh Del Monte Produce Company and a trustee for the University of Buffalo Foundation. Elected January, 2000.

John R. H. Bond, age 61, Chairman of the Company and the Bank since 1997 and Group Chairman of HSBC since 1998. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, The Hongkong and Shanghai Banking Corporation Limited from 1990 to 1991 and Executive Director Americas from 1988 to 1990. He is director and Chairman of HSBC Bank Canada, Chairman of HSBC Bank plc, Chairman of HSBC Bank Middle East, and a director of The Hongkong and Shanghai Banking Corporation Limited and Ford Motor Company. Elected in 1987.

Donald K. Boswell, age 51, President and Chief Executive Officer, Western New York Public Broadcasting Association since 1998. He has been in public broadcasting since 1977. A director of the Bank and the Company since April, 2002.

James H. Cleave, age 60, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of HSBC Bank Canada since 1987. Mr. Cleave is also a director and Vice Chairman of HSBC Bank Canada. Elected in 1991.

Frances D. Fergusson, age 58, President, Vassar College since 1986. Formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is a member of the Board of Overseers of Harvard University. She was a director of the Company from 1990 through 1995 and has been a director of the Bank since 1990. Reelected January, 2000.

Douglas J. Flint, age 47, Group Finance Director, HSBC and an Executive Director of HSBC since 1995. A director of HSBC Bank Malaysia Berhad and a director of the Bank since 1998. Mr. Flint is a member of the UK Accounting Standards Board and a former partner in KPMG LLP. Elected January, 2000.

Martin J. G. Glynn, age 51, Director, President and Chief Executive Officer, HSBC Bank Canada and Group General Manager. He joined HSBC Bank Canada in 1982. He is also a director of the Bank and Husky Energy Inc. Elected January, 2000.

Stephen K. Green, age 54, Executive Director Investment Banking and Markets, HSBC and an Executive Director of HSBC since 1998. Joined HSBC in 1982. Group Treasurer from 1992 to 1998. Mr. Green is Chairman of HSBC Investment Bank Holdings plc and HSBC Private Banking Holdings (Suisse) S.A. and a director of HSBC Bank plc, CCF S.A., HSBC Guyerzeller Bank AG and HSBC Trinkaus & Burkhardt KGaA. A director of the Bank and the Company since January, 2000.

Richard A. Jalkut, age 58, President and Chief Executive Officer, Telepacific Communications and Chairman of Birch Telecom, Inc. Formerly President and Chief Executive of Pathnet. Previously President and Group Executive, NYNEX Telecommunications. He was a director of the Company from 1992 through 1995 and has been a director of the Bank since 1992. He is also a director of IKON Office Solutions and Covad Communications. Reelected January, 2000.

Peter Kimmelman, age 58, Private Investor. Formerly a director of Republic and Republic Bank since 1976. A director of the Bank and the Company since January, 2000.

Charles G. Meyer, Jr., age 65, President of Cord Meyer Development Company. Formerly a director of Republic Bank. A director of the Bank and the Company since January, 2000.

James L. Morice, age 65, Sole member, The JLM Group, LLC, a management consulting firm. Formerly a director of Republic and Republic Bank since 1987. A director of the Bank and the Company since January, 2000.

Youssef A. Nasr, age 48, President and Chief Executive Officer of the Company and the Bank since January, 2000 and a director of the Company and the Bank since 1998. Previously President and Chief Executive Officer of HSBC Bank Canada from 1998 through 1999. He joined HSBC in 1976 and was appointed a Group General Manager in 1998. He is also a director of HSBC Bank Canada and Grupo Financiero Bital. Elected in 1998.

Jonathan Newcomb, age 56, Principal, Leeds Weld & Co. Formerly Chairman & CEO, Simon & Schuster, Inc. He is a director of the Bank, The Bureau of National Affairs Inc. and United Business Media. He is also a member of the Board of Trustees of Dartmouth College and the Board of Overseers for Dartmouth's Amos Tuck School of Business Administration. Elected January, 2000.

Henry J. Nowak, age 67, Attorney, Consultant and a member of the U.S. House of Representatives from 1974 through 1992. Prior to his service in the U.S. House of Representatives, he was elected to the office and served as Comptroller of the County of Erie. He was a director of the Company from 1993 through 1995 and has been a director of the Bank since 1993. Reelected January, 2000.

Carole S. Taylor, age 57, Chair of the Canadian Broadcasting Corporation and Past Chair of the Vancouver Board of Trade. Also a director of HSBC Holdings plc, Fairmont Hotels & Resorts and Canfor. Formerly a director of HSBC Bank Canada. A director of the Bank and the Company since April, 2002.

Keith R. Whitson, age 59, Group Chief Executive Officer of HSBC Holdings plc since 1998 and a director since 1994. Deputy Chairman of HSBC Bank plc since 1998 and Chief Executive Officer from 1994 to 1998. Director of the Bank from 1990 to 1992 and from 2000 to present. Appointed Vice Chairman of the Corporation and the Bank in April 2002. He is Chairman of HSBC Bank AS, Turkey. He is also a director of The Hongkong and Shanghai Banking Corporation Limited and Grupo Financiero Bital, Vice Chairman of HSBC Bank Canada and Deputy Chairman, Supervisory Board HSBC Trinkaus and Burkhardt KGaA. He has been with HSBC since 1961. Elected in 1998.

Directors' Compensation
--------------------------------------------------------------------------------

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

Executive Officers
--------------------------------------------------------------------------------

The table below shows the names and ages of all executive officers of the Company and the positions held by them as of March 3, 2003 and the dates when elected an executive officer of the Company or the Bank.

--------------------------------------------------------------------------------
                                Year
Name                  Age    Elected     Present Position with the Company
--------------------------------------------------------------------------------
Youssef A. Nasr        48       2000     President and Chief Executive Officer
Gerard Aquilina        51       2002     Senior Executive Vice President
Leslie E. Bains        59       2000     Senior Executive Vice President
Robert M. Butcher      59       1988     Senior Executive Vice President
                                          and Chief Financial Officer
Paul L. Lee            56       2000     Senior Executive Vice President
                                          and General Counsel
Vincent J. Mancuso     56       1996     Senior Executive Vice President
                                          and Group Audit Executive, USA
Brendan McDonagh       44       2002     Senior Executive Vice President
Robert H. Muth         50       1993     Senior Executive Vice President
Joseph M. Petri        50       2001     Senior Executive Vice President
Brian Robertson        48       2002     Senior Executive Vice President
Gerald A. Ronning      55       1991     Executive Vice President and Controller
Iain A. Stewart        44       2000     Senior Executive Vice President
Philip S. Toohey       59       1990     Senior Executive Vice President
                                          and Secretary
George T. Wendler      58       2000     Senior Executive Vice President
                                          and Chief Credit Officer
--------------------------------------------------------------------------------

Youssef A. Nasr has been a Director of the Company since 1998. From 1998 through 1999, he had been President and Chief Executive Officer of HSBC Bank Canada. He has been a member of the HSBC Group since 1976.

Gerard Aquilina held various management positions with Merrill Lynch from 1984 to 2002. Most recently he was Global Head of Marketing and Wealth Management for their International Private Client Group.

Leslie E. Bains managed domestic private banking and investments at Republic. Ms. Bains joined Republic in 1993.

Brendan McDonagh is an HSBC International Manager who has been with the HSBC Group for over 20 years. He has extensive commercial and retail management experience, and most recently served as Senior Executive, Strategy Implementation, at HSBC Group Headquarters.

Joseph M. Petri was Executive Managing Director and head of sales for HSBC's Investment Banking and Markets, Americas from 1999 to 2000. He was President and Senior Partner of Summit Capital Advisors LLC, a New Jersey based hedge fund from 1995 to 1998. Prior to that, Mr. Petri held a variety of management positions with Merrill Lynch.

Brian Robertson has been appointed Group General Manager and Head of Corporate Investment Banking and Markets, effective March 2003. From 1991 to 1994 he served the Company as Senior Executive Vice President and Chief Credit Officer and as Executive Vice President and Manager, Special Credits. Mr. Robertson has been employed by HSBC since 1975.

Iain A. Stewart is an HSBC International Manager who was Group Treasurer in London from 1994 to 1999 and formerly manager of Group Market Risk. He joined HSBC in 1981 and was Treasurer USA from 1989 to 1993. Effective March 2003, Mr. Stewart has been appointed Group General Manager and Head of Transaction Banking, Corporate Investment Banking and Markets, HSBC Group Headquarters.

Messrs. Lee and Wendler each served Republic or Republic Bank in executive capacities for more than five years. Messrs. Butcher, Mancuso, Muth, Ronning and Toohey each served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.

Item 11. Executive Compensation
--------------------------------------------------------------------------------

The following table sets forth information as to the compensation earned through December 31, 2002 by the President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank for their services on behalf of the Company. Principal position indicates capacity served in 2002.

Summary Compensation Table
--------------------------------------------------------------------------------


                                                                                         Long Term
                                                     Annual Compensation               Compensation
                                              --------------------------------   -----------------------
                                                                                 Restricted                       All
                                                                                      Stock         LTIP        Other
Name and Principal Position        Year       Salary        Bonus        Other       Awards      Payouts Compensation
---------------------------------------------------------------------------------------------------------------------
Youssef A. Nasr                    2002   $  800,000   $2,250,000   $  271,134   $  700,425   $       --   $    7,346
 President and                     2001      784,614    1,500,000      324,920      578,000           --        6,800
 Chief Executive Officer           2000      738,461    1,100,000      145,172      441,000           --      423,706
Joseph M. Petri                    2002      325,000    1,800,000        1,080    2,700,000           --        5,250
 Senior Executive Vice President   2001      284,615    2,185,000          540    2,015,000           --        5,547
 Investment Banking and Markets
Robert H. Muth                     2002      575,000      830,000       97,250      220,000           --       18,346
 Senior Executive Vice President   2001      567,308      700,000        2,070      200,000           --       16,800
 Administration                    2000      550,000      550,000      117,241      150,000           --      118,859
Iain A. Stewart                    2002      492,180      800,000      640,707    1,589,125           --       88,298
 Senior Executive Vice President   2001      514,727    1,600,000      293,723    2,760,000           --           --
 Investment Banking and Markets    2000      569,288    2,000,000       80,664    1,466,000           --      243,351
Paul L. Lee                        2002      400,000      700,000        3,870      150,000      179,714           --
 Senior Executive Vice President   2001      400,000      700,000        1,806      150,000      283,151           --
 and General Counsel               2000      200,000      550,000          965      150,000      254,036        8,877
---------------------------------------------------------------------------------------------------------------------

Prior to 2001 Mr. Petri was compensated by an HSBC entity other than the Company.

Other Annual Compensation for Mr. Nasr includes reimbursement of rental expenses and related tax gross-ups amounting to $260,535 in 2002, $322,108 in 2001 and $142,119 in 2000. Mr. Muth's Other Annual Compensation in 2002 includes an automobile allowance of $26,287 and imputed income and tax gross-ups amounting to $43,296 related to an executive relocation package. Mr. Muth's 2001 Other Annual Compensation included imputed insurance benefits and in 2000 it included tax gross-ups of $96,448. Other Annual Compensation in 2002 for Mr. Stewart includes a housing allowance of $224,073 and $210,507 in tax gross-ups. In 2001 Mr. Stewart's Other Annual Compensation included a housing allowance of $218,793 and in 2000 it included an executive travel allowance and related tax gross-ups of $51,221. Other Annual Compensation for Mr. Petri and Mr. Lee represent imputed insurance benefits for each of the years presented.

The Restricted Stock Awards represent the monetary value at grant date of awards made under the HSBC Restricted Share Plan for performance in the year indicated. The number of shares of HSBC Holdings plc common stock corresponding to the 2002 awards will not be known until HSBC actually purchases the shares, which is expected to occur in the second quarter of 2003. Dividends are paid on all restricted shares and are reinvested in additional restricted shares. The aggregate number and value at December 31, 2002 of restricted share holdings for each of the named executives was: Mr. Nasr: 138,432 shares ($1,530,516); Mr.
Petri: 223,353 shares ($2,469,409); Mr. Muth: 60,788 shares ($672,077); Mr.
Stewart: 439,443 shares ($4,858,518); and Mr. Lee: 25,107 shares ($277,585).

Of Mr. Stewart's restricted share holdings at December 31, 2002, 211,045 shares represent the accumulated balance of shares originally granted on March 19, 2002, 50% of which will vest in 2003 and 50% in 2005. Of Mr. Petri's restricted share holdings at December 31, 2002, 32,644 shares represent the accumulated balance of shares originally granted on February 28, 2001 which will vest in 2003. Mr. Petri's restricted share holdings also include 177,189 shares accumulated from a March 19, 2002 grant which will vest 50% in 2003 and 50% in 2004. The aggregate restricted share holdings of Messrs. Nasr and Stewart at December 31, 2002 include shares granted for performance while employed by HSBC entities other than the Company of 53,706 and 59,612 respectively.

No stock options on HSBC Holdings plc common stock were granted under the HSBC Executive Share Option Plan to any of the named executives for the performance years indicated.

The Long-Term Incentive Plan payouts to Mr. Lee represent payments made under Republic's Long-Term Incentive Plan.

All Other Compensation in 2002 for Messrs. Nasr and Petri represents the Company's matching 401(k) plan contribution. Mr. Muth's All Other Compensation in 2002 represents the Company's matching 401(k) plan contribution and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, the maximum matching contribution available under the 401(k) plan. All Other Compensation in 2002 for Mr. Stewart represents pension contributions made by HSBC on his behalf.

---------------------------------------------------------------------------------------------------------------------
                         Aggregated Stock Options Exercised in 2002 and Option Values as of Year End 2002

                                                           Number of Securities            Value of Unexercised
                                                         Underlying Unexercised Options       In-the-Money Options
                                  Shares                    as of December 31, 2002     as of December 31, 2002 (2)
                                Acquired      Value  ---------------------------------    ---------------------------
Name                         on Exercise   Realized     Exercisable     Unexercisable   Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
Youssef A. Nasr (1)               18,000        $--         108,000                --      $299,343              $--
Joseph M. Petri                       --         --              --                --            --               --
Robert H. Muth                        --         --          39,000                --        76,543               --
Iain A. Stewart                       --         --         106,500                --       316,207               --
Paul L. Lee                           --         --              --                --            --               --
---------------------------------------------------------------------------------------------------------------------

      (1) On March 8, 2002 Mr. Nasr exercised his right to purchase 18,000 shares of HSBC Holdings plc common stock at an exercise price of
            2.1727 GBP per share. No monetary value was realized upon exercise because Mr. Nasr continues to hold these shares.

      (2) The value of unexercised in-the-money options is based on the December 31, 2002 closing price per share of 6.865 GBP for HSBC Holdings plc common stock as quoted on the London Stock Exchange and the December 31, 2002 U.S. dollar exchange rate of 1.6105 per GBP.

The unexercised stock options included above on HSBC Holdings plc common stock were granted under the HSBC Holdings Executive Share Option Scheme for performance years 1997 and prior. The option awards for Messrs. Nasr and Stewart are for performance while employed by other HSBC entities.

The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the Company's retirement plans which cover most officers and employees on a noncontributory basis. The amounts shown are before application of social security reductions. Years of service credited for benefit purposes is limited to 30 years in the aggregate.

--------------------------------------------------------------------------------------------------------------------
    Five Year Average                              Representative Years of Credited Service
      Compensation              15                 20                 25                  30                 35
--------------------------------------------------------------------------------------------------------------------
        $200,000              $ 58,600           $ 78,600           $ 98,600            $118,600           $119,100
         250,000                73,250             98,250            123,250             148,250            148,875
         300,000                87,900            117,900            147,900             177,900            178,650
         350,000               102,550            137,550            172,550             207,550            208,425
         400,000               117,200            157,200            197,200             237,200            238,200
         450,000               131,850            176,850            221,850             266,850            267,975
         500,000               146,500            196,500            246,500             296,500            297,750
         600,000               175,800            235,800            295,800             355,800            357,300
         700,000               205,100            275,100            345,100             415,100            416,850
         800,000               234,400            314,400            394,400             474,400            476,400
--------------------------------------------------------------------------------------------------------------------

The Pension Plan is a noncontributory defined benefit pension plan under which the Bank and other participating subsidiaries of the Company make contributions in actuarially determined amounts. Compensation covered by the

Pension Plan includes regular basic earnings (including salary reduction contributions to the 401(k) plan), but not incentive awards, bonuses, special payments or deferred salary. The Company maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Pension Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of the Bank or other participating subsidiaries. The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 2002, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Nasr, 17.25; Mr. Muth, 19.50 and Mr. Lee, 11.75. Mr. Petri participates in the Company's defined contribution retirement plan covering employees hired after 1996 and therefore does not receive the special credited service for Senior Management Committee members, applicable to the Company's defined benefit retirement plan. Since Mr. Stewart is an HSBC International Manager, he does not participate in the Company's retirement plans.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Principal Holder of Securities

The Company is 100 percent owned by HSBC North America Inc. HSBC North America Inc., is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Bond, Flint, Green and Whitson are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 2002.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 2002. Similar transactions in the ordinary course of business may be expected to take place in the future.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

Item 14. Controls and Procedures
--------------------------------------------------------------------------------

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

To monitor the Company's compliance with the new SEC rules regarding disclosure controls and procedures, the Company has formed a Disclosure Committee chaired by its CFO. The Disclosure Committee is composed of key members of senior management, who have knowledge of significant portions of the Company's internal control system as well as the business and competitive environment in which the Company operates. The Disclosure Committee covers all of the Company's significant business and administrative functions. One of the key responsibilities of each Disclosure Committee member is to review the document to be filed with the SEC as it progresses through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions.

The Disclosure Committee has designated a preparation-working group that is responsible for providing and/or reviewing the detail supporting financial disclosures. The Disclosure Committee also has designated a business issues working group that is responsible for the development of forward-looking disclosures.

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of December 31, 2002 (the disclosure control evaluation date) and that those controls and procedures support the disclosures in this document. Subsequent to December 31, 2002 through the date hereof, there were no significant changes in the aforementioned controls or in other factors that affect them.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a) (1) Financial Statements
    HSBC USA Inc.:
      Consolidated Balance Sheet
      Consolidated Statement of Income
      Consolidated Statement of Changes in Shareholders' Equity
      Consolidated Statement of Cash Flows
    HSBC Bank USA:
      Consolidated Balance Sheet
    Summary of Significant Accounting Policies
    Notes to Financial Statements

    (2) Financial Statement Schedules
    All required schedules are omitted since they are either not applicable or the information is presented elsewhere in this document.

    (3) Exhibits
    3   (i) Registrant's Restated Certificate of Incorporation and
            Amendments thereto, Exhibit 3(a) to the Company's 1999 Annual Report on Form 10-K incorporated herein by reference.
       (ii) Registrant's By-Laws, as Amended to Date, Exhibit 3 to the Company's Form 10-Q for the quarter ended June 30, 2002 incorporated herein by reference.
    4 Instruments Defining the Rights of Security Holders, Including Indentures, incorporated by reference to previously filed periodic reports.

    12.01  Computation of Ratio of Earnings to Fixed Charges (filed herewith)
    12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (filed herewith)

    21  Subsidiaries of the Registrant
        The Company's only significant subsidiary, as defined, is HSBC Bank USA, a state bank organized under the laws of New York State.
    23  Consent of Independent Accountants

(b) Reports on Form 8-K

    A current report on Form 8-K was filed with the Securities and Exchange Commission November 4, 2002 announcing that HSBC USA Inc. had submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarterly period ended September 30, 2002.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant
----------------------------------


/s/ Philip S. Toohey
----------------------------------
Philip S. Toohey
Senior Executive Vice President
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 3, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:



/s/ Robert M. Butcher                     Sal H. Alfiero* Director
----------------------------------        John R. H. Bond*
Robert M. Butcher                          Chairman of the Board
Senior Executive Vice President           Donald K. Boswell* Director
and Chief Financial Officer               James H. Cleave* Director
(Principal Financial Officer)             Frances D. Fergusson* Director
                                          Douglas J. Flint* Director
                                          Martin J. G. Glynn* Director
                                          Stephen K. Green* Director
                                          Richard A. Jalkut* Director
/s/ Gerald A. Ronning                     Peter Kimmelman* Director
----------------------------------        Charles G. Meyer, Jr.* Director
Gerald A. Ronning                         James L. Morice* Director
Executive Vice President                  Youssef A. Nasr*
and Controller                             Director, President
(Principal Accounting Officer)             and Chief Executive Officer
                                          Jonathan Newcomb* Director
                                          Henry J. Nowak* Director
                                          Carole S. Taylor* Director
                                          Keith R. Whitson* Director


                                          * /s/ Philip S. Toohey
                                          --------------------------------------
                                          Philip S. Toohey
                                          Attorney-in-fact

CERTIFICATIONS


I, Youssef A. Nasr, certify that:

1.    I have reviewed this annual report on Form 10-K of HSBC USA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 3, 2003                      /s/ Youssef A. Nasr
                                         ---------------------------------------
                                         Youssef A. Nasr
                                         President and Chief Executive Officer

I, Robert M. Butcher, certify that:

1.    I have reviewed this annual report on Form 10-K of HSBC USA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 3, 2003                /s/ Robert M. Butcher
                                   ---------------------------------------------
                                   Robert M. Butcher
                                   Senior Executive Vice President and
                                   Chief Financial Officer