Form 10-Q
period 2003-03-31
HSBC USA INC /MD/
filed 2003-05-05
CIK 83246

CONFORMED 1.



              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 8-K
                         Current Report

             PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



                 Date of Report: March 31, 2003
               (Date of earliest event reported)


                         HSBC USA INC.
     (Exact name of registrant as specified in its charter)


                            Maryland
                    (State of Incorporation)

                             1-7436
                    (Commission file number)

                           13-2764867
               (IRS Employer Identification No.)

           452 Fifth Avenue, New York, New York 10018
            (Address of principal executive offices)

                         (212) 525-3735
       Registrant's telephone number, including area code




                        Not applicable
(Former name or former address, if changed since last report)



                                                             2.



Item 9.  Regulation FD Disclosure

On May 5, 2003, HSBC USA Inc. submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarter ended March 31, 2003, filed earlier today with the Securities and Exchange Commission.





                                                             3.



                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of

1934,  the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             HSBC USA Inc.

                             (REGISTRANT)



                             /s/ Gerald A. Ronning

                             NAME:   GERALD A. RONNING
                             TITLE:  EXECUTIVE VICE PRESIDENT &
                                     CONTROLLER



Date:  May 5, 2003