Form 10-Q/A
period 2003-03-31
HSBC USA INC /MD/
filed 2003-05-13
CIK 83246

CONFORMED 1.


              SECURITIES AND EXCHANGE COMMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



         For The Quarterly Period Ended March 31, 2003

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




                                                              2.


Part I - FINANCIAL INFORMATION
----------------------------------------------------------------
Item 1 - Financial Statements                               Page

       Consolidated Balance Sheet
       March 31, 2003 and December 31, 2002                    3

       Consolidated Statement of Income
       For The Three Months Ended
       March 31, 2003 and 2002                                 4

       Consolidated Statement of Changes in
       Shareholders' Equity For The Three Months
       Ended March 31, 2003 and 2002                           5

       Consolidated Statement of Cash Flows
       For The Three Months Ended
       March 31, 2003 and 2002                                 6

       Notes to Consolidated Financial Statements              7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations        11

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                    34

Item 4 - Controls and Procedures                              34


Part II - OTHER INFORMATION
----------------------------------------------------------------

Item 1 - Legal Proceedings                                    36

Item 5 - Other Information                                    36

Item 6 - Exhibits and Reports on Form 8-K                     36

Signature                                                     37

Certifications                                                38




                                                               3.


                                            HSBC USA Inc.
------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                              March 31, December 31,
                                                  2003         2002
--------------------------------------------------------------------
                                                 in thousands
Assets
Cash and due from banks                    $ 2,076,852  $ 2,081,279
Interest bearing deposits with banks         1,298,626    1,048,294
Federal funds sold and securities
  purchased under resale agreements          4,374,875    2,742,943
Trading assets                              11,120,060   13,408,215
Securities available for sale               14,521,056   14,694,115
Securities held to maturity (fair value
  $4,742,798 and $4,905,162)                 4,483,774    4,628,482
Loans                                       43,664,678   43,635,872
Less - allowance for credit losses             495,907      493,125
--------------------------------------------------------------------
      Loans, net                            43,168,771   43,142,747
Premises and equipment                         709,662      726,457
Accrued interest receivable                    335,889      328,595
Equity investments                             282,537      278,270
Goodwill                                     2,829,074    2,829,074
Other assets                                 3,538,304    3,517,730
--------------------------------------------------------------------
Total assets                               $88,739,480  $89,426,201
====================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                      $ 5,594,603  $ 5,731,442
  Interest bearing                          35,992,119   34,902,431
Deposits in foreign offices
  Noninterest bearing                          424,652      397,743
  Interest bearing                          19,064,631   18,798,723
--------------------------------------------------------------------
      Total deposits                        61,076,005   59,830,339
--------------------------------------------------------------------
Trading account liabilities                  6,120,415    7,710,010
Short-term borrowings                        6,795,638    7,392,368
Interest, taxes and other liabilities        3,683,181    3,422,047
Subordinated long-term debt and perpetual
  capital notes                              2,108,117    2,109,163
Guaranteed mandatorily redeemable
  securities                                 1,071,127    1,050,942
Other long-term debt                           520,203      514,739
------------------------------------------------------------------
Total liabilities                           81,374,686   82,029,608
--------------------------------------------------------------------

Shareholders' equity
Preferred stock                                500,000      500,000
Common shareholder's equity
  Common stock                                       4            4
  Capital surplus                            6,047,321    6,056,307
  Retained earnings                            571,202      578,083
  Accumulated other comprehensive income       246,267      262,199
---------------------------------------------------------------------
      Total common shareholder's equity      6,864,794    6,896,593
---------------------------------------------------------------------
Total shareholders' equity                   7,364,794    7,396,593
---------------------------------------------------------------------
Total liabilities and shareholders' equity $88,739,480  $89,426,201
=====================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                   4.

                                                           HSBC USA Inc.
--------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                             Three months ended March 31,
                                                       2003         2002
--------------------------------------------------------------------------
                                                       in thousands
Interest income
  Loans                                         $   610,381  $   635,012
  Securities                                        240,623      247,717
  Trading assets                                     40,187       33,256
  Short-term investments                             20,641       45,143
  Other interest income                               6,863        5,430
--------------------------------------------------------------------------
Total interest income                               918,695      966,558
--------------------------------------------------------------------------
Interest expense
  Deposits                                          187,832      271,892
  Short-term borrowings                              37,914       53,090
  Long-term debt                                     48,396       59,563
--------------------------------------------------------------------------
Total interest expense                              274,142      384,545
--------------------------------------------------------------------------
Net interest income                                 644,553      582,013
Provision for credit losses                          56,250       73,500
--------------------------------------------------------------------------
Net interest income, after
 provision for credit losses                        588,303      508,513
--------------------------------------------------------------------------
Other operating income
  Trust income                                       22,987       24,899
  Service charges                                    51,409       47,421
  Mortgage banking revenue                           19,030       17,280
  Other fees and commissions                        109,302       92,537
  Other income                                       37,026       25,060
  Trading revenues:
    Treasury business and other                      69,824       43,254
    Residential mortgage business
       related                                      (25,673)     (11,315)
                                                 ------------ ------------
  Total trading revenues                             44,151       31,939
  Security gains, net                                26,538       38,001
--------------------------------------------------------------------------
Total other operating income                        310,443      277,137
--------------------------------------------------------------------------
                                                    898,746      785,650
--------------------------------------------------------------------------
Operating expenses
  Salaries and employee benefits                    278,790      253,295
  Occupancy expense, net                             38,203       35,905
  Other expenses                                    168,669      160,820
--------------------------------------------------------------------------
Total operating expenses                            485,662      450,020
--------------------------------------------------------------------------
Income before taxes and minority interest           413,084      335,630
Applicable income tax expense                       159,000      124,229
Minority interest in net income of subsidiary          (336)           -
--------------------------------------------------------------------------
Net income                                      $   253,748  $   211,401
==========================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                               5.

                                                     HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                       Three months ended March 31,
                                                 2003         2002
--------------------------------------------------------------------
                                                   in thousands
Preferred stock
Balance, January 1,                       $   500,000  $   500,000
--------------------------------------------------------------------
Balance, March 31,                            500,000      500,000
--------------------------------------------------------------------
Common stock
Balance, January 1,                                 4            4
--------------------------------------------------------------------
Balance, March 31,                                  4            4
--------------------------------------------------------------------
Capital surplus
Balance, January 1,                         6,056,307    6,034,598
Capital contribution from parent                4,139        3,860
Return of capital                             (13,125)           -
--------------------------------------------------------------------
Balance, March 31,                          6,047,321    6,038,458
--------------------------------------------------------------------
Retained earnings
Balance, January 1,                           578,083      415,821
Net income                                    253,748      211,401
Cash dividends declared:
  Preferred stock                              (5,629)      (5,750)
  Common stock                               (255,000)    (110,000)
--------------------------------------------------------------------
Balance, March 31,                            571,202      511,472
--------------------------------------------------------------------
Accumulated other comprehensive income (loss)
Balance, January 1,                           262,199       98,607
  Net change in unrealized gains
    on securities                             (43,985)     (47,133)
  Net change in unrealized gain (loss) on
    derivatives classified as cash flow
    hedges                                     19,262       12,648
  Foreign currency translation adjustment       8,791        3,272
--------------------------------------------------------------------
Other comprehensive loss,
  net of tax                                  (15,932)     (31,213)
--------------------------------------------------------------------
Balance, March 31,                            246,267       67,394
--------------------------------------------------------------------
Total shareholders' equity, March 31,     $ 7,364,794  $ 7,117,328
====================================================================
Comprehensive income
Net income                                $   253,748  $   211,401
Other comprehensive loss                      (15,932)     (31,213)
--------------------------------------------------------------------
Comprehensive income                      $   237,816  $   180,188
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                            6.

                                                                 HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S


                                                  Three months ended March 31,
                                                             2003         2002
--------------------------------------------------------------------------------
                                                            in thousands
Cash flows from operating activities
  Net income                                        $     253,748   $  211,401
  Adjustments to reconcile net income to net cash
  (used) by operating activities
       Depreciation, amortization and deferred taxes       87,070       21,673
       Provision for credit losses                         56,250       73,500
       Net change in other accrual accounts               152,097   (1,070,254)
       Net change in loans originated for sale           (219,750)    (286,966)
       Net change in trading assets and liabilities        81,607       11,059
       Other, net                                        (169,146)    (199,807)
--------------------------------------------------------------------------------
         Net cash provided (used) by operating
          activities                                      241,876   (1,239,394)
--------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks     (334,458)     799,567
  Net change in short-term investments                 (1,631,931)  (2,791,326)
  Purchases of securities held to maturity               (523,380)         (64)
  Proceeds from maturities of securities held to
   maturity                                               831,637      362,838
  Purchases of securities available for sale           (2,502,073)  (4,254,613)
  Proceeds from sales of securities available for sale    608,753    2,399,967
  Proceeds from maturities of securities available
     for sale                                           2,632,989      960,083
  Net change in credit card receivables                    (2,590)      55,194
  Net change in other short-term loans                   (144,485)    (740,282)
  Net originations and maturities of long-term loans      (16,958)    (956,824)
  Sales of loans                                          238,039       15,903
  Expenditures for premises and equipment                  (8,144)     (23,314)
  Other, net                                              (67,577)     311,037
--------------------------------------------------------------------------------
       Net cash used by investing activities             (920,178)  (3,861,834)
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                1,495,547    3,124,307
  Net change in short-term borrowings                    (567,072)   1,549,303
  Issuance of long-term debt                                6,604      359,009
  Repayment of long-term debt                                (501)        (880)
  Dividends paid                                         (260,703)    (115,632)
--------------------------------------------------------------------------------
       Net cash provided by financing activities          673,875    4,916,107
--------------------------------------------------------------------------------
Net change in cash and due from banks                      (4,427)    (185,121)
Cash and due from banks at beginning of period          2,081,279    2,102,756
--------------------------------------------------------------------------------
Cash and due from banks at end of period            $   2,076,852  $ 1,917,635
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                         7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the
Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America (GAAP) and to predominant practice within the banking industry. Such policies are consistent with those applied in the presentation of the Company's 2002 annual financial statements. In the 2003 first quarter, certain
2002 promulgations of the Financial Accounting Standards
Board and its Emerging Issues Task Force became effective for the Company. Their adoption had no material effect on the Company's financial statements.

The preparation of financial statements requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments, which are normal and recurring, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain reclassifications may have been made to prior period amounts to conform to the current period presentations.

Interim financial statement disclosures required by GAAP regarding segments and off-balance sheet arrangements are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q.

During the fourth quarter of 2002, the Company adopted
Statement of Financial Accounting Standards No. 147,
Acquisitions of Certain Financial Institutions (SFAS 147).
As a result of adopting SFAS 147, $65 million of intangible assets that were previously reported as identifiable intangible assets were reclassified retroactively to January 1, 2002 to goodwill and are no longer amortized.
The amortization previously recorded during the first three quarters of 2002 was also reversed retroactively in accordance with SFAS 147. The net effect of this reversal was not material to the results of the Company.


                                                          8.
2. Intangible Assets
------------------------------------------------------------

The following table presents all intangible assets of the Company that are being amortized. Given current market conditions relative to interest rates and prepayments, annual mortgage servicing rights (MSRs) amortization for the years ended December 31, 2003 through 2006 would be approximately $150 million to $180 million. Actual annual levels of MSR amortization could either increase or decrease dependent upon changes in interest rates, prepayment activity, salable production levels and associated levels of mortgage servicing right assets. At March 31, 2003 intangible assets are as follows.


---------------------------------------------------------------------------------
Intangible Assets
---------------------------------------------------------------------------------
                                                                  Amortization
                                      Gross                            Expense
                                   Carrying      Accumulated    3 Months Ended
                                     Amount     Amortization           3/31/03
---------------------------------------------------------------------------------
                                                   thousands
Mortgage servicing rights          $633,914         $249,351 *         $49,420 **
Favorable lease arrangements         66,519           14,609             1,255
---------------------------------------------------------------------------------
Total                              $700,433         $263,960           $50,675
=================================================================================

*  Includes a $41.9 million impairment valuation reserve.
** Includes $11.5 million of provision for impairment.


3.  Related Party Transactions
------------------------------------------------------------

In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms. The following table presents related party balances and the total income and expense generated by those transactions.

-------------------------------------------------------------------
                                           March 31,   December 31,
                                               2003           2002
-------------------------------------------------------------------
                                                 in millions
Assets:
  Interest bearing deposits with banks       $  110         $  130
  Loans                                         291            338
  Other                                          23             38
-------------------------------------------------------------------
    Total assets                             $  424         $  506
-------------------------------------------------------------------

Liabilities:
  Deposits                                   $6,948         $6,140
  Short-term borrowings                         299            267
  Other                                         410            349
-------------------------------------------------------------------
    Total liabilities                        $7,657         $6,756
-------------------------------------------------------------------

-------------------------------------------------------------------
Three months ended March 31,                   2003           2002
-------------------------------------------------------------------
                                                 in millions
Interest income                              $    7         $    8
Interest expense                                 26             21
-------------------------------------------------------------------


                                                          9.


At March 31, 2003 and December 31, 2002, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were $99 billion and $88 billion, respectively.

Extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral.

Employees of the Company participate in one or more stock option plans sponsored by HSBC. The Company's share of the expense of the plans for the first quarter of 2003 and 2002 was $4.1 million and $3.9 million, respectively.

4.  Pledged Assets
------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------
Pledged Assets
--------------------------------------------------------------------
                                            March 31,   December 31,
                                                2003           2002
--------------------------------------------------------------------
                                                  in millions
Interest bearing deposits with banks          $   65         $   65
Trading assets                                 1,162          1,770
Securities available for sale                  5,418          6,083
Securities held to maturity                    1,489          1,607
Loans                                            396            343
--------------------------------------------------------------------
Total                                         $8,530         $9,868
====================================================================



5.  Litigation
------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business.
None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted of various criminal charges related to the sale of the Princeton Notes during September 2002. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint.
These two complaints name the Company, HSBC Bank USA,



                                                         10.

and Republic New York Securities Corporation as defendants. The Company and HSBC Bank USA have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

As previously reported, a purported class action entitled Ravens v. Republic New York Corporation, et al., was filed on October 7, 1999 in the United States District Court for the Eastern District of Pennsylvania on behalf of former shareholders of Republic New York Corporation (Republic) who acquired common stock between May 10, 1999 (when the signing of the merger agreement between Republic and the Company was announced) and September 15, 1999. On January 16, 2003, the Court denied plaintiff's motion for class certification and also denied a motion by the plaintiff to provide notice to the proposed class that the named plaintiff wished to withdraw from the case. The Court required plaintiff's counsel to provide a substitute plaintiff by February 15, 2003. When plaintiff's counsel failed to do so, the Company moved to dismiss for this and other reasons. Plaintiff's counsel then agreed to stipulate to dismiss the action with prejudice; and the Court entered an order to that effect on April 7, 2003.




                                                         11.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
------------------------------------------------------------

  Performance Overview: First Quarter of 2003 Compared to the First Quarter of 2002

The Company reported first quarter 2003 net income of $253.7 million, compared with $211.4 million in the first quarter of 2002. The increase in net income reflects growth in net interest income, improved trading results in our treasury business as well as lower provisions for credit losses. A better yielding mix of loans, securities and deposits on the balance sheet and lower funding costs contributed to the increase in net interest income. The improved trading results reflect increased client activity in credit derivatives and improved foreign exchange related trading. The reduced level of provisions for credit losses reflects better overall credit quality.

Higher levels of operating expenses partially offset the above noted income growth. The increase in operating expenses for 2003 is due primarily to higher levels of salaries and employee benefit costs, reflecting costs associated with the wealth and tax advisory service business, which commenced activity during the third quarter of 2002, increased pension and fringe benefit costs and higher levels of performance related incentive compensation. An increase in the effective tax rate also adversely impacted net income as compared to last year.

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

                                                            12.

                                                                HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                           First Quarter 2003          First Quarter 2002
                         Balance  Interest  Rate    Balance   Interest    Rate
--------------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks            $  1,216  $    5.7  1.91%  $  3,590  $    22.9     2.59%
Federal funds sold and
  securities purchased
  under resale agreements  4,365      14.9  1.39      4,911       22.2     1.83
Trading assets            13,742      40.2  1.17      9,332       33.3     1.43
Securities                19,204     246.2  5.20     19,035      253.9     5.41
Loans
  Domestic
   Commercial             16,164     208.8  5.24     16,675      207.3     5.04
   Consumer
    Residential mortgages 20,905     305.5  5.84     18,752      311.9     6.65
    Other consumer         2,975      64.1  8.73      3,050       69.9     9.30
--------------------------------------------------------------------------------
      Total domestic      40,044     578.4  5.86     38,477      589.1     6.21
  International            3,156      32.2  4.14      3,627       46.2     5.16
--------------------------------------------------------------------------------
      Total loans         43,200     610.6  5.73     42,104      635.3     6.12
--------------------------------------------------------------------------------
Other interest                **       6.8    **         **        5.4       **
--------------------------------------------------------------------------------
Total earning assets      81,727  $  924.4  4.59%    78,972  $   973.0     5.00%
--------------------------------------------------------------------------------
Allowance for credit losses (503)                      (515)
Cash and due from banks    2,302                      2,049
Other assets               7,427                      7,708
--------------------------------------------------------------------------------
Total assets            $ 90,953                   $ 88,214
================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits    $ 23,151  $   49.4  0.87%  $ 20,203  $    51.5     1.03%
    Other time deposits   11,725      64.7  2.24     13,895      107.8     3.15
Deposits in foreign
    offices               19,113      73.7  1.56     19,750      112.6     2.31
--------------------------------------------------------------------------------
Total interest bearing
  deposits                53,989     187.8  1.41     53,848      271.9     2.05
--------------------------------------------------------------------------------
Short-term borrowings     10,650      37.9  1.44     11,011       53.1     1.96
Long-term debt             3,675      48.4  5.34      4,086       59.5     5.91
--------------------------------------------------------------------------------
Total interest bearing
  liabilities             68,314  $  274.1  1.63%    68,945  $   384.5     2.26%
--------------------------------------------------------------------------------
Interest rate spread                        2.96%                          2.74%
--------------------------------------------------------------------------------
Noninterest bearing
   deposits                5,950                      5,636
Other liabilities          9,361                      6,482
Total shareholders'
   equity                  7,328                      7,151
--------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity   $ 90,953                   $ 88,214
================================================================================
Net yield on average earning assets         3.23%                          3.02%
Net yield on average total assets           2.90                           2.71
================================================================================

*  Interest and rates are presented on a taxable equivalent basis.
** Other interest relates to Federal Reserve Bank and Federal Home Loan
   Bank stock included in other assets.



                                                         13.
Net Interest Income
------------------------------------------------------------

  First Quarter of 2003 Compared to the First Quarter of
  2002

Net interest income for the first quarter of 2003 was $644.6 million compared with $582.0 million for the first quarter of 2002, an increase of $62.6 million or 11%. A better yielding mix of loans, securities and deposits on the balance sheet and lower funding costs contributed to the increase in net interest income. Average residential mortgages outstanding grew over $2 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase new and existing residential property. There has also been a decrease in lower margin large corporate loans. The Company experienced almost $3 billion growth in average savings deposits and over $300 million growth in average noninterest bearing deposits. Due to the low interest rate environment and the current uncertainty of the equity markets many customers have shown a preference to place funds in savings deposits as opposed to time deposits and mutual funds. The steep yield curve and management actions relative to securities selection, such as purchasing certain longer term debt securities, have led to an increased interest margin on treasury investments as compared to 2002.

  Forward Outlook

The Company will continue to pursue modest growth in high quality commercial loans and residential mortgages. Some less profitable commercial lending relationships are expected to be exited. We expect continuing weakness in the U.S. economy and the uncertain world wide political environment to encourage our corporate customers to adopt a cautious approach towards revenue growth and capital spending plans, and this will undoubtedly dampen future loan demand. Pricing for fees and interest spreads continue to improve relative to many large corporate customers, although this trend is most pronounced at the weaker end of the credit spectrum. The ultimate level of activity in the residential mortgage portfolio will depend on the rate environment and the Company's appetite for additional mortgage products on the balance sheet. Lending activity should benefit from HSBC Group initiatives, specifically our cross-border business is expected to benefit from the HSBC Group's North American alignment initiative. The goal of this initiative is to increase HSBC brand awareness and to provide seamless North American service propositions to customers of the Company and HSBC Bank Canada. The acquisition of Household International, Inc. by HSBC, which was completed during the first quarter of 2003, may also provide an opportunity for future growth. The Company is also exploring opportunities to acquire certain assets from Household International, Inc.

The Company expects to fund balance sheet growth with personal and commercial deposits and some wholesale market funding. The Company is expected to continue to benefit from the steep yield curve established in the later part of 2002 into at least the second quarter of 2003. The lower rate environment may also lead to further movements of customer funds from certificate of deposit products and other investments into saving accounts, thus helping to



                                                         14.

sustain current interest margins. However, if rates drop and the yield curve flattens in 2003, interest margins are likely to shrink. (See Quantitative and Qualitative
Disclosures About Market Risk). This margin shrinkage may be dampened by balance sheet growth or other management actions.

Other Operating Income
------------------------------------------------------------

  First Quarter of 2003 Compared to the First Quarter of
  2002

  Trust Income

Trust income fell approximately $1.9 million or 8% in 2003, primarily due to decreases in the value of assets in personal and employee benefit accounts due to general equity market conditions and the unstable geo-political situation. In most cases, the Company's fees are based on the value of assets managed and/or held.

  Service Charges

Service charges increased 8% in 2003 to $51.4 million.
These fees charged on deposit accounts reflect higher rates on certain customer accounts and business growth in the New
York City region.

  Mortgage Banking Revenue

The following table presents the components of mortgage banking revenue.

--------------------------------------------------------------

Three months ended March 31,               2003          2002
--------------------------------------------------------------
                                              in millions
Servicing fee income                     $ 17.6        $ 17.3
MSRs amortization                         (49.4) (1)    (15.8)
Gain on sale of mortgages                  50.9          15.8
Fair value hedge activity                   (.1) (2)        -
--------------------------------------------------------------
Total mortgage banking revenue (3)       $ 19.0        $ 17.3
==============================================================

(1) Includes a $11.5 million provision for impairment.
    The impairment was recorded in a valuation reserve which has a balance of $41.9 million at March 31, 2003.
(2) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity. In December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of conventional closed mortgage loans originated for sale.
(3) Does not include residential mortgage business related trading revenue or net interest income impact of the mortgage business.

Mortgage banking revenue increased $1.7 million for the first quarter of 2003 as compared to the first quarter of 2002. The increase was driven by higher gains on sale of mortgages, reflecting a favorable rate environment and an increase in saleable originations, and was partially offset by higher mortgage servicing rights (MSRs) amortization and additional provisions for impairment. The higher levels of MSRs amortization are attributable to the low rate environment and associated higher level of mortgage prepayment activity for the first quarter of 2003 compared to 2002. As of March 31, 2003, the serviced for others portfolio had an annualized prepayment rate of 40.9% compared to a 26.2% annualized prepayment rate at March 31, 2002.


                                                         15.

  Other Fees and Commissions

Other fees and commissions increased approximately $16.8 million in the first quarter of 2003, mainly due to the inclusion of $11 million of revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. Additionally, an increase totaling approximately $6 million was realized in commercial loan, letter of credit, trade services and bankcard fees, because of increased activity. In the area of wealth management, there was some slowdown in sales of annuities and mutual funds associated with the uncertainties affecting the stock market and lower levels of interest rates.

  Other Income

Other income rose about $12.0 million in the first quarter of 2003, with more than 50% of the increase attributable to sales of insurance products. The majority of the remainder of the increase relates to increased earnings from equity investments.

   Forward Outlook - Trust, Service Charges, Mortgage, Fees and Other Income

The Company will continue to utilize its extensive retail distribution network, its HSBC Group linkage and its high quality sales and service culture to pursue revenue growth despite an uncertain economy. The Company will focus on growth in brokerage, insurance, mortgage banking, trust, asset management, private banking and trade service related fees. Efforts to maximize the "cross-sell" potential of the existing customer base have shown positive results to date and will continue to be a key business development theme for the upcoming year. The Company is expecting to earn increased fee income from the wealth and tax advisory service business, which commenced activity during the third quarter of 2002. Expansion of the Company's reinsurance business will also remain a strategic initiative. Mortgage banking will continue to develop its strong NYS and national presence by leveraging its multi-channeled originations network to position the mortgage business for maximum originations opportunities in any type of housing market or rate environment. Mortgage banking will continue to utilize its well developed secondary marketing strategy to sell loans to the "Agencies" (FNMA, FHLMC, GNMA), private investors and conduits on a servicing retained basis. They will also pursue selective flow and bulk purchases of mortgages should market conditions warrant.

  Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metal markets, from trading derivative contracts, including interest rate swaps and options, from trading securities, and as a result of certain residential mortgage banking activities.


                                                         16.

The following table presents trading revenues by business.
The data in the table includes net interest income earned/(paid) on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other operating income;
it is included in net interest income.

----------------------------------------------------------------

Three months ended March 31,                      2003     2002
----------------------------------------------------------------
                                                   in millions
Trading revenues -
 treasury business and other                    $ 69.8   $ 43.2
Net interest income *                             25.9     13.0
----------------------------------------------------------------
Trading related revenues -
 treasury business and other                    $ 95.7   $ 56.2
================================================================

Business:
  Derivatives and treasury                      $ 49.3   $ 24.7
  Foreign exchange                                21.9      3.5
  Precious metals                                 18.0     19.1
  Other trading                                    6.5      8.9
----------------------------------------------------------------
Trading related revenues -
 treasury business and other                    $ 95.7   $ 56.2
================================================================

Trading revenues (loss) - residential
 mortgage business related                     $(25.7)  $(11.3)
================================================================


* Included in net interest income on the consolidated income statement.

  Treasury Business and Other: First Quarter of 2003
  Compared to the First Quarter of 2002

Total treasury business and other trading related revenues were $95.7 million in the first quarter of 2003 compared to $56.2 million in the first quarter of 2002. The increase in derivatives and treasury trading revenue in the first quarter of 2003 is principally the result of increased client activity in the credit and interest rate derivatives business. The improvement in foreign exchange trading results in the first quarter of 2003 is due to increased customer and proprietary trading activity compared with the prior year's period which was impacted by lower volatility and adverse foreign rate exchange movements. The decrease in precious metals trading revenue for the first quarter of 2003 compared to the first quarter of 2002 is due to the impact of adverse price movements in precious metals prices on proprietary trading positions.

  Treasury Business and Other: Forward Outlook

The Company expects to continue to build and improve its capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals to expand its client franchise and grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from reporting period to reporting period.


                                                         17.

  Residential Mortgage Business Related: First Quarter of
  2003 Compared to the First Quarter of 2002

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

---------------------------------------------------------------

Three months ended March 31,                    2003      2002
---------------------------------------------------------------
                                                 in millions
SFAS 133 FLSC/Rate locks                      $(20.3)   $ (8.7)
Derivative instruments used to
 protect value of MSRs                          (5.4)     (2.6)
---------------------------------------------------------------
Trading revenues (loss) - residential
 mortgage business related                    $(25.7)   $(11.3)
===============================================================

During the first quarter of 2003, higher gains on sales of mortgage were included in mortgage banking revenue reflecting a favorable rate environment and an increase in saleable originations. These higher gains offset the increase in related hedge losses recorded in trading revenue and should be considered when evaluating the overall profitability of mortgage banking results. Also, during the first quarter of 2003, $11 million of security gains were recorded on the sale of mortgage backed securities available for sale that were used as "on-balance sheet" hedges of MSRs. See commentary on Security Gains, Net.

  Residential Mortgage Business Related: Forward Outlook

The Company will continue to employ a well developed risk management strategy to reduce interest rate and prepayment risk by utilizing derivative instruments to hedge both (a) the mortgage pipeline and (b) MSRs values through different economic cycles and rate environments and within established guidelines.

  Security Gains, Net

Security gains for the first quarter of 2003 include approximately $11 million of gains related to mortgage backed securities sold that were acting as "on-balance sheet" economic hedges of MSRs. Sales of Latin America securities to reduce the credit risk of the Company also resulted in approximately $11 million of gains. The remainder of the security gains generated in 2003 primarily related to transactions that adjusted the average life and interest rate profile of the Company's available for sale security holdings.

Security gains for the first quarter of 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin
American securities. The Company sold the securities to adjust to interest rate changes and/or reduce its credit risk.


                                                         18.
Operating Expenses
------------------------------------------------------------

  First Quarter of 2003 Compared to the First Quarter of
  2002

Salaries and employee benefits rose $25.5 million, or approximately 10%, in the 2003 first quarter as compared to the first quarter of 2002, primarily due to $12.3 million of compensation related to the wealth and tax service business, which commenced activity during the third quarter of 2002, higher pension and health insurance costs of $9.7 million and increased incentive compensation. Occupancy expense increased approximately 7% to $38.2 million, reflecting lower sublease revenue and costs related to the wealth and tax advisory service business. Other expenses were up about 5%, or $7.9 million, as a result of higher costs in a variety of areas, including the reinsurance business.

   Forward Outlook

Higher fringe benefit costs related to pension and health care and corporate insurance are expected to continue to be a concern of the Company. The Company continues to actively take steps necessary to reduce the impact of higher health care costs which are rapidly rising for both the Company and its employees. The Company continues to position itself to operate in an uncertain economy. Improving efficiencies, lowering the cost of traditional delivery channels and maintaining strict cost disciplines will be a priority. Limited incremental costs will be incurred for new business initiatives during 2003. Increased costs are expected relative to the wealth and tax advisory service business, which commenced activity during the third quarter of 2002. Additional costs are expected to be incurred related to the written agreement with the Federal Reserve Bank of New York and the New York State Banking Department dated April 30, 2003. (See Exhibit 99.1). The additional costs associated with the agreement have yet to be determined.

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

The Company is also expected to realize cost savings as a result of the HSBC Group's North American alignment initiative. The Company and HSBC Bank Canada, the HSBC
Group's Canadian based bank, are actively seeking opportunities to better leverage their collective infrastructures and best business practices. These efforts are expected to improve cost efficiencies of both organizations.


                                                         19.
Income Taxes
------------------------------------------------------------

  First Quarter of 2003 Compared to the First Quarter of
  2002

The effective tax rate was 38.5% in the first quarter of 2003 compared with 37.0% in the same period of 2002. The increase in the effective tax rate is primarily attributable to anticipated increases in permanent differences that will raise taxable income above "book" income in 2003. The net deferred tax position at March 31, 2003 was a liability of $208 million compared with a liability of $209 million at December 31, 2002.

Credit Quality
------------------------------------------------------------

The following table provides a summary of the allowance for credit losses.

-----------------------------------------------------------------

                                   3 Months       Year  3 Months
                                      Ended      Ended     Ended
                                    3/31/03   12/31/02   3/31/02
-----------------------------------------------------------------
                                             in millions
Balance at beginning of period       $493.1     $506.4    $506.4
Allowance related to loans sold        (4.5)      (2.2)        -
Provision charged to income            56.3      195.0      73.5
Charge offs:
  Commercial                           39.6      149.4      49.3
  Consumer                             19.2       77.6      19.8
  International                         1.5       13.9       1.6
-----------------------------------------------------------------
Total charge offs                      60.3      240.9      70.7
-----------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                            7.5       20.6       5.9
  Consumer                              3.0       12.5       3.3
  International                          .8        2.1        .1
-----------------------------------------------------------------
Total recoveries                       11.3       35.2       9.3
-----------------------------------------------------------------
Total net charge offs                  49.0      205.7      61.4
-----------------------------------------------------------------
Translation adjustment                    -        (.4)        -
-----------------------------------------------------------------
Balance at end of period             $495.9     $493.1    $518.5
-----------------------------------------------------------------



The following table provides a summary nonperforming assets.

------------------------------------------------------------------------
                                   March 31,   December 31,    March 31,
                                       2003           2002         2002
------------------------------------------------------------------------
                                             in millions
Nonaccruing Loans
  Balance at end of period           $373.4         $387.4       $375.0
  As a percent of loans outstanding    .86%            .89%         .88%

Nonperforming Loans and Assets *
  Balance at end of period           $394.1         $404.0       $392.6
  As a percent of total assets         .44%            .45%         .45%

Allowance Ratios
  Allowance for credit losses as
   a percent of:
    Loans                             1.14%           1.13%        1.21%
    Nonaccruing loans                132.82         127.28       138.24
------------------------------------------------------------------------

* Includes nonaccruing loans, other real estate and other owned assets.


                                                         20.

The provision for credit losses for the quarter ended
March 31, 2003 was $56.3 million compared with $73.5 million at March 31, 2002. This decrease reflects the better overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets and charge offs; despite continued concerns about weakness in the domestic economy and uncertainty with regard to the outcome of certain significant world events.

Reflecting an improvement in overall credit quality, total nonaccruing loans were $373.4 million at March 31, 2003 compared with $375.0 million at March 31, 2002 and $387.4 million at December 31, 2002. Criticized asset totals likewise decreased by $601.0 million to $1,902.9 million at March 31, 2003 from $2,503.9 million at March 31, 2002 and by $307.4 million from $2,210.2 million at December 31, 2002. Net charge offs during the first quarter of 2003 were $49.0 million, which is $12.4 million less than first quarter of 2002 charge offs, which totaled $61.4 million.

Key coverage ratios declined from first quarter 2002 to first quarter 2003, as the allowance for credit losses represented 1.14% of total loans and 132.82% of nonaccruing loans at March 31, 2003, versus 1.21% of total loans and 138.24% of nonaccruing loans at March 31, 2002. These ratios improved from December 31, 2002 however when the allowance for credit losses represented 1.13% of total loans and 127.28% of nonaccrual loans.

The Company identified impaired loans totaling $288 million at March 31, 2003, of which $171 million had a related impairment reserve of $104 million. At March 31, 2002, $245 million of impaired loans were identified of which $156 million had a related impairment reserve of $82 million and at December 31, 2002 there were $288 million of impaired loans, $170 million of which had a related impairment reserve of $89 million.

  Forward Outlook

Despite signs of improvement, credit quality in all loan portfolios remains a concern resulting from instability in the domestic economy and the uncertain outcome of world events. Although the Company is cautiously optimistic, it will continue to monitor closely key economic indicators and trends including governmental and private sector spending priorities, consumer confidence, corporate performance and the general business climate, and will take decisive action to quickly identify and address problem situations.

Business Segments
------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the


                                                         21.

Commercial Banking Segment to the Corporate, Investment
Banking and Markets Segment. Prior period disclosures as reported in the first quarter 2002 Form 10-Q have been conformed herein to the presentation of current segments.

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

These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis. The following describes the segments.

The Personal Financial Services Segment provides a broad range of financial products and services including installment and revolving term loans, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

The Commercial Banking Segment provides a diversified range of financial products and services. This segment provides loan and deposit products to small and middle-market corporations including specialized products such as accounts receivable and real estate financing. In addition, various credit and trade related products are offered such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including the branch banking network.

The Corporate, Investment Banking and Markets Segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IBM). CIB provides deposit and lending functionality to large and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided to large corporate entities. The IBM component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manages interest rate risk and capital at risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.


                                                         22.

The Private Banking Segment offers a full range of services for high net worth individuals including deposit, lending, trading, trust and investment management.

Other Segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A. For 2002 the segment includes the liability related to the Princeton Note Matter recorded in September of 2001 and paid in January of 2002.

The following summarizes the results for each segment.

-------------------------------------------------------------------------------------------

                                                     Corporate
                               Personal               Investment
                              Financial  Commercial  Banking and  Private
                               Services     Banking      Markets  Banking  Other     Total
-------------------------------------------------------------------------------------------
                                                   in millions
Three months ended
 March 31, 2003
Net interest income (1)         $   295     $   155      $   168   $   30   $ (4)  $   644
Other operating income               93          39          125       46      8       311
-------------------------------------------------------------------------------------------
  Total income                      388         194          293       76      4       955
Operating expenses (2)              235          92           98       61      -       486
-------------------------------------------------------------------------------------------
  Working contribution              153         102          195       15      4       469
Provision for credit
 losses (3)                          19          31            5        1      -        56
-------------------------------------------------------------------------------------------
  Income before taxes               134          71          190       14      4       413
-------------------------------------------------------------------------------------------
Average assets                   28,075      14,324       45,473    2,798    283    90,953
Average liabilities/equity (4)   30,833      13,746       38,458    7,916      -    90,953
-------------------------------------------------------------------------------------------
Goodwill at March 31, 2003        1,187         579          635      428      -     2,829
-------------------------------------------------------------------------------------------

Three months ended
 March 31, 2002
Net interest income (1)         $   264     $   148      $   145  $    29   $ (3)  $   583
Other operating income               98          42          111       22      4       277
-------------------------------------------------------------------------------------------
  Total income                      362         190          256       51      1       860
Operating expenses (2)              215         104           92       39      -       450
-------------------------------------------------------------------------------------------
  Working contribution              147          86          164       12      1       410
Provision for credit
 losses (3)                          19          38           18       (1)     -        74
-------------------------------------------------------------------------------------------
  Income before taxes               128          48          146       13      1       336
-------------------------------------------------------------------------------------------
Average assets                   25,590      14,842       44,111    3,397    274    88,214
Average  liabilities/equity (4)  30,402      13,568       33,961   10,222     61    88,214
-------------------------------------------------------------------------------------------
Goodwill at March 31, 2002        1,183         581          636      435      -     2,835
-------------------------------------------------------------------------------------------


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


                                                         23.
   Personal Financial Services

Income before taxes for the segment increased $6 million over the first quarter of 2002 as an improvement in net interest income was partially offset by lower other operating income and a higher level of operating expenses.
The increase in net interest income was driven by continued growth in residential mortgage activity, a better yielding mix of deposits and lower funding costs. Average residential mortgages grew over $2 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase new and existing residential property. The decrease in other operating income reflects lower wealth management related income, as there was some slowdowns in sales of annuities and mutual funds associated with the uncertainties affecting the stock market and lower interest rates. The increase in operating expenses reflects higher pension and health insurance costs and increased incentive compensation.

   Commercial Banking

This segment contributed $71 million to income before taxes in the first quarter of 2003 compared with $48 million in the same period of 2002. The restructuring of the commercial finance receivables and equipment financing units led to lower operating costs and a lower provision for credit losses resulting in a $23 million improvement in income before taxes. The decrease in the provision for credit losses also reflects the better overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets and charge offs. The increase in net interest income reflects lower funding costs and loan and fee income growth achieved by the Company's real estate lending unit. This net interest income growth was partially offset by revenue declines in the restructured commercial finance receivables and equipment financing units.

   Corporate, Investment Banking and Markets

Income before taxes for the segment increased $44 million over the first quarter of 2002 driven by increases in net interest income and other operating income. The steep yield curve and management actions relative to securities selection, such as purchasing certain longer term debt securities, led to over half of the increased net interest income in this segment. Lower funding costs also contributed to higher levels of net interest income. Improved trading related revenues in the credit and interest derivatives business and foreign exchange trading resulted in higher levels of other operating income. Partially offsetting the impact of the higher trading related revenues was lower levels of security gains on the sale of securities. The decrease in the provision for credit losses reflects the better overall credit quality of the Company's commercial lending portfolios and credit losses in 2002 related to a single large credit in the energy sector.


                                                         24.

   Private Banking

This segment contributed $14 million to income before taxes in the first quarter of 2003 compared with $13 million in the same period of 2002. The increase in other operating income includes $11 million of revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. Other increases in other operating income relate to improved foreign exchange results in the International Private Bank unit and higher investment fees earned. The increase in operating expenses as compared to 2002 includes $14 million related to the wealth and tax advisory service business. Higher pension and health insurance costs also contributed to the expense increase.

   Other

Other Segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A. For 2002 this segment includes the liability related to the Princeton Note Matter recorded in September of 2001 and paid in January of 2002.

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


                                                         25.

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high quality counterparties including other members of the HSBC Group. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the Company's credit risk management department. The Company also requires that most derivative contracts be governed by an International Swaps and Derivatives Association Master
Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

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

In carrying out this responsibility, the Asset and Liability Policy Committee projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee must monitor deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions which can be taken both initially and in the event of a liquidity crisis to minimize the long-term impact on the Company's business and customer relationships.


                                                         26.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. As of March 31, 2003, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.

                  Short-Term Debt         Long-Term Debt
               --------------------    --------------------
               Moody's  S&P   Fitch    Moody's  S&P   Fitch
               -------  ---   -----    -------  ---   -----
HSBC USA Inc.   P-1     A-1    F1+       A1      A+    AA-
HSBC Bank USA   P-1     A-1+   F1+       Aa3     AA-   AA-

The Company issued $300 million of floating rate senior notes in September 2002. The Company's shelf registration statement filed with the Securities and Exchange Commission has $825 million available under which the Company may issue debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company maintains an unused $500 million line of credit with HSBC Bank plc, and as a member of the New York Federal Home Loan Bank, a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

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


                                                         27.

the Company no longer has access to the wholesale funds market. In addition, the Company maintains residential mortgages and eligible collateral at the Federal Reserve that could provide additional liquidity if needed.

Off-Balance Sheet Arrangements
------------------------------------------------------------

Standby Letters of Credit

A standby letter of credit is issued to third parties for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates the Company to pay a third-party beneficiary when a customer either: (1) in the case of a performance standby letter of credit, fails to perform some contractual non-financial obligation or,
(2) in the case of a financial standby letter of credit, fails to repay an outstanding loan or debt instrument. The issuance of a standby letter of credit is subject to the Company's credit approval process and collateral requirements.

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Deferred fees, representing the fair value of the Company's "stand ready obligation to perform" under these guarantees, included in other liabilities at March 31, 2003 were $5.9 million. Also included in other liabilities at March 31, 2003 and December 31, 2002 was an allowance for credit losses relating to unfunded standby letters of credit of $29.5 million and $37.4 million, respectively.

Loan Sales with Recourse

The Company securitizes and sells assets, generally without recourse. In prior years, the Company's mortgage banking subsidiary has sold residential mortgage loans with recourse to it upon borrower default, with partial indemnification from third parties.

Credit Derivatives

The Company enters into credit derivative contracts to provide value-added solutions to the risk management and investment needs of its customers, as well as on its own behalf. Credit derivatives are arrangements that allow one party (the "beneficiary") to transfer the credit risk of a "reference asset," to another party (the "guarantor"). This arrangement allows the guarantor to assume the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee while in return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although



                                                         28.

having characteristics of guarantees, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table below is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties.

Securities Lending Indemnifications

In securities lending transactions, the Company lends customers' securities as an agent to third party borrowers.
The Company indemnifies the customer against the risk of loss if the third party borrower fails to return the securities. The Company obtains collateral from the borrower with a market value exceeding the value of the loaned securities.

The following table summarizes, at March 31, 2003, the maximum potential amount of future payments the Company could be required to make under the various guarantees and indemnifications discussed above if there were a total default by the guaranteed parties. These amounts do not take into consideration any recoveries under indemnification provisions or from collateral held or pledged.

---------------------------------------------------------------------
                                One     Over One    Over
                               Year      Through    Five
March 31, 2003              or Less   Five Years   Years    Total
---------------------------------------------------------------------
                                             in millions
Standby letters of credit,
 net of participations       $3,136       $1,172    $106   $4,414 (1)
Loan sales with recourse          -            3      21       24 (2)
Credit derivatives              361        7,880     225    8,466 (3)
Securities lending
 indemnifications             2,390            -       -    2,390 (4)
---------------------------------------------------------------------
Total                        $5,887       $9,055    $352  $15,294
=====================================================================

(1) Includes $256 million issued for the benefit of related parties.
(2) $16 million of this amount is indemnified by third parties.
(3) Includes $161 million issued for the benefit of related parties.
(4) The Company holds collateral of $2,440 million to support these indemnifications.

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


                                                     29.

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

The Company and other banks provide liquidity facilities, which mature within one year, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. In addition, the Company provides a standby letter of credit as a program wide credit enhancement to the financing entity. The Company collects fees from the financing entity for both the liquidity facility and the standby letter of credit. Credit risk is managed on these commitments by subjecting them to normal underwriting and risk management processes. Although the analysis has yet to be completed, it is reasonably possible that the Company may have to consolidate the financing entity under the new accounting requirements of FIN 46.
(See "Recently Issued Accounting Standards"). Opportunities are being evaluated to restructure the entity by transferring risk to unrelated third parties. If these efforts are successful consolidation may not be required.

At March 31, 2003 and December 31, 2002, the financing entity had total commitments to customers of $1,650.0 million and $1,250.0 million, and total investments of $888.0 million and $792.0 million, respectively. At
March 31, 2003 and December 31, 2002, the Company had liquidity commitments and standby letter of credit to the financing entity of $1,045.0 million and $685.0 million, respectively. Assets in the financing entity are principally trade receivables, auto loans and credit card receivables.

  Trust Certificates

The HSBC affiliate also organizes trusts that are special purpose entities (SPEs) that issue floating rate certificates backed by the underlying assets of the trusts, which the SPEs purchase primarily from insurance companies. The Company's relationship with the SPE is primarily as a counterparty to derivative transactions (interest rate swaps) with it. The derivative transactions are accounted for in accordance with SFAS 133 and are carried at fair value. At March 31, 2003 and December 31, 2002 the SPEs had total assets of $386.0 million and $412.0 million, respectively. Currently, these SPEs are not consolidated with the Company and although the analysis has yet to be completed, the Company does not believe it is reasonably possible that the SPEs will be consolidated under the new requirements of FIN 46.


                                                         30.

  Investments in Limited Partnerships

The Company has investments of less than 20% in limited partnerships, primarily Low Income Housing Tax Credit
Partnerships. Currently, these partnerships are not consolidated and are being evaluated for consolidation under FIN 46.

Capital
------------------------------------------------------------

Total common shareholder's equity was $6.9 billion at March 31, 2003 and December 31, 2002 since the Company declared dividends approximately equal to its net income for the quarter.

The following table presents the capital ratios of the Company. To be categorized as well-capitalized under the Federal Reserve Board guidelines, a banking institution must have a minimum total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%.

---------------------------------------------------------------------
                                             March 31,   December 31,
                                                 2003           2002
---------------------------------------------------------------------
Total capital (to risk weighted assets)        14.16%          14.24%
Tier 1 capital (to risk weighted assets)        9.35            9.36
Tier 1 capital (to average assets)              5.88            5.98
--------------------------------------------------------------------


Market Risk
------------------------------------------------------------

In consideration of the degree of interest rate risk inherent in the banking industry, the Company has interest rate risk management policies designed to meet performance objectives within defined risk/safety parameters. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, Value at Risk (VAR) and capital at risk analyses are employed. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of March 31, 2003 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of March 31, 2003, the Company had a position of $2.5 million PVBP reflecting the impact of a one basis point increase in interest rates.

                                                         31.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of March 31, 2003, for a gradual 200 basis point increase in rates, the value was projected to gain by 1.4% and for a 100 basis point gradual decrease in rates, value was projected to drop by 4.9%. The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. It is assumed that no management actions are taken to manage exposures to the changing interest rate environment.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on April 1, 2003 would cause projected net interest income for the next twelve months to decrease by $34 million (1%) and $39 million (2%), respectively. These changes are well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on April 1, 2003, would cause projected net interest


                                                         32.

income for the next twelve months to decrease by $56 million and $169 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $129 million and $273 million, respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve continues to flatten significantly (i.e. long end of the yield curve down) in 2003, the projected margin could shrink by approximately 6 to 8%, assuming no management actions.

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

VAR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically ten days), given a certain confidence level (99%) and based on a two year observation period. VAR calculations are performed for all material trading and investment portfolios and for market risk-related treasury activities. The VAR is calculated using the historical simulation or the variance/covariance (parametric) method.

A VAR report broken down by trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VAR model output, the daily VAR is compared to the actual result from trading activities.



                                                         33.

The following table summarizes trading VAR of the Company.

-----------------------------------------------------------------------------
                                       1st Quarter 2003
                       March 31,   ---------------------------   December 31,
                           2003    Minimum   Maximum   Average          2002
-----------------------------------------------------------------------------
                                           in millions
Total trading             $15.9       $7.5     $33.0     $18.3         $11.4
Commodities                 6.9        1.2       8.4       3.7           2.6
Credit derivatives          2.3         .9       9.5       2.4           2.1
Equities                     .1          -       1.5        .6           1.0
Foreign exchange            3.9        1.7       8.8       4.1           3.1
Interest rate              13.8        6.1      27.8      16.2           8.6
-----------------------------------------------------------------------------

The following summary illustrates the Company's daily revenue earned from market risk-related activities during the first quarter of 2003. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 13 days with negative revenue during the first quarter of 2003. The most frequent result was a daily revenue of between zero and $2 million with 23 occurrences. The highest daily revenue was $17.1 million and the largest daily loss was $2.3 million.

---------------------------------------------------------------------------------

Ranges of daily revenue
 earned from market
 risk-related activities
 (in millions)            Below $(2)   $(2) to $0   $0 to $2   $2 to $4  Over $4
---------------------------------------------------------------------------------
Number of trading days
 market risk-related
 revenue was within the
 stated range                     1            12         23         18        7
---------------------------------------------------------------------------------

Recently Issued Accounting Standards
------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable
Interest Entities (FIN 46). FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIEs activities, or is entitled to receive a majority of the VIEs residual returns, or both. FIN 46 increases required disclosures by a company consolidating a VIE and also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest.

The Company is currently reviewing the impact of the consolidation requirements of FIN 46, which apply immediately to VIEs created after January 31, 2003. For VIEs established prior to January 31, 2003 the consolidation requirements take effect in the third quarter of 2003. The disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has no interest in any VIEs established after January 31, 2003.


                                                         34.

Further information regarding the Company's interest in VIEs is provided under Off-Balance Sheet Arrangements in this document.

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk
------------------------------------------------------------

Refer to the disclosure in Item 2 of the Management's
Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

Item 4. Controls and Procedures
------------------------------------------------------------

Under the direction of the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), the Company has enhanced its process of reviewing internal controls to include and emphasize "disclosure controls and procedures" as defined by the U.S. Securities and Exchange Commission
(SEC). Under that definition the term means controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed with the SEC is recorded, processed, summarized and reported by the due dates specified by the SEC's rules. Such controls and procedures must be designed to ensure that information required to be disclosed in reports filed with the SEC, is accumulated and communicated to the Company's management personnel to allow timely decisions regarding required disclosure. Also, this process is the support for the certifications of the CEO and CFO included in this report.

Since 1993, the CEO and CFO have reported on the Bank's internal controls over financial reporting pursuant to FDICIA regulations. The Company's independent auditors have annually attested, without qualification, to the reports. Thus management is well acquainted with the process underlying the attestation to financial reporting controls. The current enhancement of the review process is building on the annual review at the Bank for FDICIA purposes as well as various other internal control processes and procedures which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of the Company.

To monitor the Company's compliance with the SEC rules regarding disclosure controls and procedures, the Company has formed a Disclosure Committee chaired by its CFO. The Disclosure Committee is composed of key members of senior management, who have knowledge of significant portions of the Company's internal control system as well as the business and competitive environment in which the Company operates. The Disclosure Committee covers all of the Company's significant business and administrative functions. One of the key responsibilities of each Committee member is to review the document to be filed with the SEC as it progresses through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions.

                                                         35.

The Disclosure Committee has designated a preparation working group that is responsible for providing and/or reviewing the detail supporting financial disclosures. The
Disclosure Committee also has designated a business issues working group that is responsible for the development of forward-looking disclosures.

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of March 31, 2003 (the disclosure control evaluation date) and that those controls and procedures support the disclosures in this document. During the three months ended March 31, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
                                                         36.


Part II - OTHER INFORMATION
--------------------------------------------------------------

Item 1 - Legal Proceedings
         The disclosures required hereunder are incorporated by reference to Note 5 to the consolidated financial statements.

Item 5 - Other Information
         On April 30, 2003, the Bank announced that it had entered into an agreement with the Federal Reserve Bank of New York and the New York State Banking Department to enhance its compliance with anti-money laundering requirements. As set forth in the written agreement, the Bank has agreed to a number of improvements to its compliance, reporting, and review systems and procedures. The written agreement is filed herewith as
         Exhibit 99.1 and is incorporated herein by reference. The foregoing discussion of the regulatory agreement is qualified in its entirety by reference to the text of the agreement.

Item 6 - Exhibits and Reports on Form 8-K
    (a)  Exhibits -
         3 (i)  Registrant's Restated Certificate of
                Incorporation and Amendments thereto, Exhibit 3(a) to the Company's 1999 Annual Report on Form 10-K incorporated herein by reference.
           (ii) Registrant's By-Laws, as Amended to Date, Exhibit 3 to the Company's Form 10-Q for the quarter ended June 30, 2002 incorporated herein by reference.

         4      Instruments Defining the Rights of Security
                Holders, Including Indentures, incorporated by reference to previously filed periodic reports.

         99.1 Written agreement dated April 30, 2003 by and among: HSBC Bank USA; the Federal Reserve Bank of
                New York; and the New York State Banking
                Department.

    (b)  Reports on Form 8-K
         A current report on Form 8-K was filed March 6, 2003 announcing that HSBC USA Inc. had submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-K for the year ended December 31, 2002 which was filed with the Securities and Exchange Commission.



                                                          37.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         HSBC USA Inc.
                                         (Registrant)




Date: May 2, 2003                    /s/ Gerald A. Ronning
                                  --------------------------
                                       Gerald A. Ronning
                                  Executive Vice President &
                                          Controller
                                 (On behalf of Registrant and
                                 as Chief Accounting Officer)


                                                         38.


                       CERTIFICATIONS
                       --------------

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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                                                         39.


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





Date: May 2, 2003               /s/ Youssef A. Nasr
                        -------------------------------------
                        Youssef A. Nasr
                        President and Chief Executive Officer



                                                         40.

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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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





Date: May 2, 2003                /s/ Robert M. Butcher
                           -----------------------------------
                                    Robert M. Butcher
                           Senior Executive Vice President and
                                 Chief Financial Officer




                                                               42.

                                                     Exhibit 99.1


                    UNITED STATES OF AMERICA
                           BEFORE THE
        BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM
                        WASHINGTON, D.C.

----------------------------------:
Written Agreement by and among    :
                                  :     Docket No. 03-012-WA/RB-SM
                                  :
HSBC BANK USA                     :
Buffalo, New York                 :
                                  :
                                  :
FEDERAL RESERVE BANK OF NEW YORK  :
New York, New York                :
                                  :
and                               :
                                  :
NEW YORK STATE BANKING DEPARTMENT :
New York, New York                :
----------------------------------:

     WHEREAS, HSBC Bank USA, Buffalo, New York (the "Bank"), a

state chartered bank that is a member of the Federal Reserve

System, is taking steps to enhance its compliance with all

applicable federal and state laws, rules, and regulations

relating to anti-money laundering policies and procedures,

including (1) the Currency and Foreign Transactions Reporting

Act, 31 U.S.C. 5311 et seq. (the Bank Secrecy Act (the "BSA"))

and the rules and regulations issued thereunder by the U.S.

Department of the Treasury (31 C.F.R. Part 103); (2) the

suspicious activity reporting and BSA compliance requirements of

Regulation H of the Board of Governors of the Federal Reserve

System (the "Board of Governors") (12 C.F.R. 208.62 and 208.63);

and (3) Part 300 of the Official Compilation of Codes, Rules and

Regulations of the State of New York, 3 N.Y.C.R.R. Part 300;

     WHEREAS, it is the common goal of the Bank, the Federal

Reserve Bank of New York (the "Reserve Bank"), and the New York

State Banking Department (the "Department") to

                                                               43.


ensure that the Bank fully addresses all deficiencies in the

Bank's anti-money laundering policies and procedures, customer due diligence practices, and internal control environment; and

     WHEREAS, on April 24, 2003, the board of directors of the

Bank, at a duly constituted meeting, adopted a resolution

authorizing and directing Youssef Nasr, President and Chief

Executive Officer, to enter into this Written Agreement (the

"Agreement") on behalf of the Bank and consenting to compliance by the Bank and its institution-affiliated parties, as defined in section 3(u) of the Federal Deposit Insurance Act, as amended,

(12 U.S.C. 1813(u)) with each and every provision of this Written

Agreement.



     NOW, THEREFORE, the Bank, the Reserve Bank, and the Department

hereby agree as follows:



Anti-Money Laundering Compliance

     1.   Within 60 days of this Agreement, the Bank shall submit

to the Reserve Bank and the Department an acceptable written program designed to upgrade and improve the Bank's system of internal controls to ensure compliance with all applicable

provisions of the BSA and the rules and regulations issued

thereunder, as required by section 208.63 of Regulation H of the

Board of Governors (12 C.F.R. 208.63) and 3 N.Y.C.R.R. Part 300.

The program shall include provisions for updates on an ongoing basis as necessary to incorporate amendments to the BSA and the rules and regulations thereunder.

          (a)  The program shall, at a minimum, upgrade and

improve the Bank's system of internal controls to ensure

compliance with the BSA and the rules and regulations thereunder,

including but not limited to:

                                                               44.


               (i)   effective monitoring of incoming and

                     outgoing funds transfers by both account

                     holders and non-account holders for

                     suspicious or unusual activities;

               (ii)  effective monitoring of purchases of

                     monetary instruments by both account

                     holders and non-account holders for

                     suspicious or unusual activities;

               (iii) an effective system that is

                     designed to ensure compliance with the

                     recordkeeping and reporting requirements

                     for currency transactions over $10,000 (31

                     C.F.R. 103.22) and that is capable of

                     aggregating multiple cash transactions for

                     any one business day, or other appropriate

                     business period, from all branches by

                     account number, by name(s) of the account

                     holder(s), and by transactor(s), and

                     identifying any cash transactions that may

                     have been structured to avoid currency

                     transaction reporting requirements; and

               (iv)  identification and verification of

                     identity of account holders and transactors

                     as required for recordkeeping and reporting

                     of currency transactions over $10,000 (31

                     C.F.R. 103.28).

          (b)  The program shall provide for an independent

review of compliance with the BSA and the rules and regulations thereunder, the anti-money laundering provisions of Regulation H of the Board of Governors, and 3 N.Y.C.R.R. Part 300.  The review of compliance shall cover all substantive requirements and

compliance processes, including, but not limited to, reporting lines for following up on compliance findings and procedures to ensure that compliance issues are addressed.

                                                                45.


Suspicious Activity Reporting and Customer Due Diligence

     2.   Within 60 days of this Agreement, the Bank shall submit

to the Reserve Bank and the Department an acceptable written customer due diligence program designed to reasonably ensure the identification and timely, accurate, and complete reporting of all known or suspected violations of law against or involving the

Bank to law enforcement and supervisory authorities as required by the suspicious activity reporting provisions of Regulation H of the Board of Governors (12 C.F.R. 208.62) and 3 N.Y.C.R.R.

Part 300.  At a minimum, the program shall include:

          (a)  An effective system to ensure that all known or

suspected violations of law are properly identified and reported;

          (b)  a risk focused assessment of the Bank's customer

base to:

               (i)  identify the categories of customers whose

transactions and banking activities are routine and usual; and

               (ii) determine the appropriate level of enhanced

due diligence necessary for those categories of customers that the Bank has reason to believe pose a heightened risk of illicit activities at or through the Bank; and

          (c)  for those customers whose transactions require

enhanced due diligence, additional procedures to:

               (i)   determine the appropriate documentation

necessary to confirm the identity and business activities of the customer;

               (ii)  understand the normal and expected

transactions of the customer; and

                                                               46.


               (iii) report suspicious activities in compliance

with the reporting requirements set forth in Regulation H of the

Board of Governors (12 C.F.R. 208.62) and 3 N.Y.C.R.R. Part 300.

     3.   The program required by paragraph 2 hereof shall be

subject to comprehensive independent testing (a) three months after the approval of the program and its adoption by the Bank pursuant to the provisions of this Agreement (the "Initial

Testing"); and (b) 15 months after the Initial Testing.  Prior to the implementation of the independent testing, the Bank shall submit to the Reserve Bank and the Department its audit scope and methodology for review and approval.  The Bank shall make all work papers, work product, drafts and interim reports available as requested by the Reserve Bank and the Department.

Transaction Review

     4.   The Bank shall conduct a multi-stage review (the

"Review") of cash transactions, sales of monetary instruments,

and funds transfer activity in the retail operations of the Bank.

The Review shall be designed to determine whether suspicious activity involving accounts or transactions at, by, or through the Bank was properly identified and reported by the Bank in accordance with applicable suspicious activity reporting

regulations, and to evaluate compliance with the currency

transaction reporting requirements of the BSA and the rules and regulations thereunder.

          (a)  Within 10 days of this Agreement, the Bank shall

submit to the Reserve Bank and the Department an acceptable

written plan for the first stage of the Review, which shall

cover all transactions during the period May 1, 2002 through the date of this Agreement.  The plan shall set forth the proposed methodology for the first stage of the Review; the types of

accounts, transactions, and banking activities to be reviewed;

the proposed resources to be

                                                               47.


dedicated to the first stage of the Review; the scope of the written report covering the first stage of the Review; and the expected date of completion of the first stage of the Review, not to exceed 120 days from the date of this Agreement.

          (b)  Within 30 days after completion of each stage of

the Review, the Bank shall submit to the Reserve Bank and the

Department:

               (i)   a written report setting forth the findings,

conclusions, and recommendations of that stage of the Review;

               (ii)  an acceptable written plan setting forth the

actions the Bank will take to respond to the findings,

conclusions, and recommendations; and

               (iii) an acceptable written plan for the next

stage of the Review, setting forth the time period to be covered

(to include time periods since May 2000), the methodology and the types of accounts, transactions, and banking activities to be reviewed; the proposed resources to be dedicated; the scope of the written report; and the expected date of completion.

          (c)  Upon completion of each stage of the Review, the

Bank shall ensure that all transactions previously required to be reported have been reported in accordance with applicable

regulations and guidelines.

          (d)  The Bank shall make all work papers, work

product, drafts and interim reports relating to the Review

available to the Reserve Bank and the Department upon request.

Approval and Progress Reports

     5.   The programs, plans, and audit scope and methodology

required by paragraphs 1, 2, 3, and 4 of this Agreement shall be submitted to the Reserve Bank and the Department for review and approval.  Acceptable programs, plans, and an acceptable audit scope and methodology shall be submitted to the Reserve Bank and the Department within the time periods

                                                               48.


set forth in this Agreement.  The Bank shall adopt the approved programs, plans, and audit scope and methodology within 10 days of approval by the Reserve Bank and the Department and then shall fully comply with them.  During the term of this Agreement, the approved programs, plans, and audit scope and methodology shall not be amended or rescinded without the prior written approval of the Reserve Bank and the Department.

     6.   Within 10 days after the end of each month following

the date of this Agreement, the Bank shall submit to the Reserve

Bank and the Department written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of this Agreement, and the results thereof.

Management's responses to the audit reports on BSA prepared by internal and external auditors shall be included with the

progress report.  The Reserve Bank and the Department may, in writing, discontinue the requirement for progress reports or modify the reporting schedule.

Notices
     7.   All communications regarding this Agreement shall be

sent to:

          (a)  Ms. Sarah Dahlgren
               Senior Vice President
               Federal Reserve Bank of New York
               33 Liberty Street
               New York, NY 10045

          (b)  Mr. P. Vincent Conlon
               Deputy Superintendent of Banks
               New York State Banking Department
               One State Street
               New York, NY 10004

          (c)  Mr. Philip S. Toohey
               Senior Executive Vice President and
                General Counsel
               HSBC Bank USA
               One HSBC Center
               27th Floor
               Buffalo, NY 14203

                                                               49.

Miscellaneous

     8.   The provisions of this Agreement shall be binding on

the Bank, and each of its institution-affiliated parties in their capacities as such, and their successors and assigns.

     9.   Each provision of this Agreement shall remain effective

and enforceable until stayed, modified, terminated or suspended in writing by the Reserve Bank and the Department.

     10.  Notwithstanding any provision of this Agreement, the Reserve

Bank and the Department may, in their sole discretion, grant written extensions of time to the Bank to comply with any

provision of this Agreement.

     11.  The provisions of this Agreement shall not bar, estop or otherwise prevent the Board of Governors, the Reserve Bank,

the Department or any federal or state agency from taking any further or other action affecting the Bank, or any of its current or former institution-affiliated parties or their successors or assigns.

                                                               50.

     12.  This Agreement is a "written agreement" for the

purposes of, and is enforceable by the Board of Governors as order issued under, section 8 of the Federal Deposit Insurance

Act and pursuant to Section 39 of the New York State Banking Law.

     IN WITNESS WHEREOF, the parties hereto have caused this

Agreement to be executed as of this 30th day of April, 2003.




HSBC BANK USA                   FEDERAL RESERVE BANK OF NEW YORK


By: /s/ Youssef Nasr            By: /s/ Sarah Dahlgren
    -----------------------         ------------------------------
    Youssef Nasr                    Sarah Dahlgren
    President &                     Senior Vice President
    Chief Executive Officer

                                NEW YORK STATE BANKING DEPARTMENT



                                By: /s/ Barbara Kent
                                    ------------------------------
                                    Barbara Kent
                                    Acting Superintendent of Banks