Form 10-Q
period 2003-06-30
HSBC USA INC /MD/
filed 2003-08-05
CIK 83246

CONFORMED 1.

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q

(Mark One)
  ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003 or

  (___)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934
           For the transition period from ______ to ______


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

                         (212) 525-3735
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes _X_                   No  ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No _X_

At July 31, 2003, all voting stock (704 shares of Common Stock,
$5 par value) was owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc.



                                                                2.

Part I - FINANCIAL INFORMATION
------------------------------------------------------------------
                                                              Page
                                                              ----
Item 1 - Financial Statements
         Consolidated Balance Sheet                              3
         Consolidated Statement of Income                        4
         Consolidated Statement of Changes in
          Shareholders' Equity                                   5
         Consolidated Statement of Cash Flows                    6
         Notes to Consolidated Financial Statements              7

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations (MD&A)
         Performance Overview                                   11
         Consolidated Average Balances and Interest Rates   12, 13
         Net Interest Income                                    14
         Other Operating Income                                 15
         Operating Expenses                                     20
         Income Taxes                                           21
         Credit Quality                                         22
         Business Segments                                      24
         Derivative Instruments and Hedging Activities          30
         Liquidity Management                                   31
         Off-Balance Sheet Arrangements                         32
         Capital                                                35
         Market Risk                                            36
         Trading Activities                                     38
         Recently Issued Accounting Standards                   39

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                    40

Item 4 - Controls and Procedures                              40



Part II - OTHER INFORMATION
-----------------------------------------------------------------

Item 1 - Legal Proceedings                                    42

Item 5 - Other Information                                    42

Item 6 - Exhibits and Reports on Form 8-K                     42

Signature                                                     43



                                                                 3.


                                                       HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T

                                              June 30,  December 31,
                                                 2003          2002
--------------------------------------------------------------------
                                                in thousands
Assets
Cash and due from banks                    $ 2,285,580  $ 2,081,279
Interest bearing deposits with banks         1,308,963    1,048,294
Federal funds sold and securities
  purchased under resale agreements          5,082,847    2,742,943
Trading assets                              12,601,499   13,408,215
Securities available for sale               14,911,593   14,694,115
Securities held to maturity (fair value
  $4,905,716 and $4,905,162)                 4,628,270    4,628,482
Loans                                       43,246,796   43,635,872
Less - allowance for credit losses             475,830      493,125
--------------------------------------------------------------------
      Loans, net                            42,770,966   43,142,747
Premises and equipment                         684,655      726,457
Accrued interest receivable                    290,347      328,595
Equity investments                             284,210      278,270
Goodwill                                     2,815,774    2,829,074
Other assets                                 5,325,374    3,517,730
--------------------------------------------------------------------
Total assets                               $92,990,078  $89,426,201
====================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                      $ 5,843,976  $ 5,731,442
  Interest bearing                          35,612,929   34,902,431
Deposits in foreign offices
  Noninterest bearing                          433,537      397,743
  Interest bearing                          18,490,543   18,798,723
--------------------------------------------------------------------
      Total deposits                        60,380,985   59,830,339
--------------------------------------------------------------------
Trading account liabilities                  7,232,698    7,710,010
Short-term borrowings                        7,172,008    7,392,368
Interest, taxes and other liabilities        6,765,573    3,422,047
Subordinated long-term debt and perpetual
  capital notes                              2,118,433    2,109,163
Guaranteed mandatorily redeemable securities 1,053,354    1,050,942
Other long-term debt                           601,147      514,739
--------------------------------------------------------------------
Total liabilities                           85,324,198   82,029,608
--------------------------------------------------------------------

Shareholders' equity
Preferred stock                                500,000      500,000
Common shareholder's equity
  Common stock                                       4            4
  Capital surplus                            6,020,848    6,056,307
  Retained earnings                            838,407      578,083
  Accumulated other comprehensive income       306,621      262,199
--------------------------------------------------------------------
      Total common shareholder's equity      7,165,880    6,896,593
--------------------------------------------------------------------
Total shareholders' equity                   7,665,880    7,396,593
--------------------------------------------------------------------
Total liabilities and shareholders' equity $92,990,078  $89,426,201
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                        4.

                                                        HSBC USA Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                              Quarter ended June 30,  Six months ended June 30,
                                   2003        2002           2003        2002
-------------------------------------------------------------------------------
                                               in thousands
Interest income
 Loans                      $   585,336 $   630,720    $ 1,195,718 $ 1,265,732
 Securities                     211,614     235,095        452,237     482,812
 Trading assets                  34,318      41,290         74,505      74,545
 Short-term investments          22,281      42,166         42,922      87,308
 Other                            6,759       6,194         13,622      11,625
-------------------------------------------------------------------------------
Total interest income           860,308     955,465      1,779,004   1,922,022
-------------------------------------------------------------------------------
Interest expense
 Deposits                       172,844     257,180        360,677     529,071
 Short-term borrowings           20,585      65,742         58,499     118,833
 Long-term debt                  57,278      58,540        105,674     118,103
-------------------------------------------------------------------------------
Total interest expense          250,707     381,462        524,850     766,007
-------------------------------------------------------------------------------
Net interest income             609,601     574,003      1,254,154   1,156,015
Provision for credit losses      31,250      56,250         87,500     129,750
-------------------------------------------------------------------------------
Net interest income, after
 provision for credit losses    578,351     517,753      1,166,654   1,026,265
-------------------------------------------------------------------------------
Other operating income
 Trust income                    23,409      22,598         46,396      47,497
 Service charges                 51,658      51,520        103,067      98,941
 Mortgage banking revenue       (18,417)     32,188            613      49,469
 Other fees and commissions     117,834      98,707        227,136     191,243
 Other income                    58,437      25,271         95,463      50,331
 Trading revenues:
 Treasury business and other     90,873       3,799        160,697      47,053
 Residential mortgage business
  related                        (3,990)    (34,236)       (29,662)    (45,551)
                             ----------- -----------    ----------- -----------
 Total trading revenues          86,883     (30,437)       131,035       1,502
 Security gains, net             38,508      66,300         65,045     104,301
-------------------------------------------------------------------------------
Total other operating income    358,312     266,147        668,755     543,284
-------------------------------------------------------------------------------
                                936,663     783,900      1,835,409   1,569,549
-------------------------------------------------------------------------------
Operating expenses
 Salaries and employee benefits 277,784     242,669        556,573     495,964
 Occupancy expense, net          37,003      37,967         75,206      73,872
 Other expenses                 176,960     190,615        345,629     351,434
-------------------------------------------------------------------------------
Total operating expenses        491,747     471,251        977,408     921,270
-------------------------------------------------------------------------------
Income before taxes and
 minority interest              444,916     312,649        858,001     648,279
Applicable income tax expense   172,100     114,029        331,100     238,257
Minority interest in net income
 of subsidiary                      (11)          -           (348)          -
-------------------------------------------------------------------------------
Net income                  $   272,805 $   198,620    $   526,553 $    410,022
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                                                               5.

                                                     HSBC USA Inc.
--------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                           Six months ended June 30,
                                                  2003         2002
--------------------------------------------------------------------
                                                  in thousands
Preferred stock
Balance, January 1,                        $   500,000  $   500,000
--------------------------------------------------------------------
Balance, June 30,                              500,000      500,000
--------------------------------------------------------------------
Common stock
Balance, January 1,                                  4            4
--------------------------------------------------------------------
Balance, June 30,                                    4            4
--------------------------------------------------------------------
Capital surplus
Balance, January 1,                          6,056,307    6,034,598
Capital contribution from parent                 8,446        7,562
Return of capital                              (43,905)           -
--------------------------------------------------------------------
Balance, June 30,                            6,020,848    6,042,160
--------------------------------------------------------------------
Retained earnings
Balance, January 1,                            578,083      415,821
Net income                                     526,553      410,022
Cash dividends declared:
  Preferred stock                              (11,229)     (11,576)
  Common stock                                (255,000)    (260,000)
--------------------------------------------------------------------
Balance, June 30,                              838,407      554,267
--------------------------------------------------------------------
Accumulated other comprehensive income
Balance, January 1,                            262,199       98,607
  Net change in unrealized gains
    on securities                              (37,731)      (5,623)
  Net change in unrealized gains on
    derivatives classified as cash flow
    hedges                                      59,542       12,334
  Foreign currency translation adjustment       22,611        1,418
--------------------------------------------------------------------
Other comprehensive income,
  net of tax                                    44,422        8,129
--------------------------------------------------------------------
Balance, June 30,                              306,621      106,736
--------------------------------------------------------------------
Total shareholders' equity, June 30,       $ 7,665,880  $ 7,203,167
====================================================================
Comprehensive income
Net income                                 $   526,553  $   410,022
Other comprehensive income                      44,422        8,129
--------------------------------------------------------------------
Comprehensive income                       $   570,975  $   418,151
====================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                      6.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                       Six months ended June 30,
                                                              2003         2002
--------------------------------------------------------------------------------
                                                              in thousands
Cash flows from operating activities
    Net income                                        $    526,553 $    410,022
    Adjustments to reconcile net income to net cash
    used by operating activities
         Depreciation, amortization and deferred taxes     322,514      260,725
         Provision for credit losses                        87,500      129,750
         Net change in other accrual accounts              223,386   (1,130,610)
         Net change in loans originated for sale          (245,928)    (712,917)
         Net change in trading assets and liabilities     (821,900)      (4,615)
         Other, net                                       (455,245)    (258,056)
--------------------------------------------------------------------------------
     Net cash used by operating activities                (363,120)  (1,305,701)
--------------------------------------------------------------------------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks    (361,925)   1,769,198
    Net change in short-term investments                (1,296,711)  (3,307,526)
    Purchases of securities held to maturity            (1,086,890)     (26,528)
    Proceeds from maturities of securities held
       to maturity                                       1,454,923      698,937
    Purchases of securities available for sale          (6,878,633)  (7,399,715)
    Proceeds from sales of securities available
       for sale                                          2,826,298    5,506,583
    Proceeds from maturities of securities available
       for sale                                          5,753,211    2,049,680
    Net change in credit card receivables                    7,023       87,672
    Net change in other short-term loans                   (61,638)    (337,580)
    Net originations and maturities of long-term loans     277,691      (47,426)
    Sales of loans                                         238,039      188,792
    Expenditures for premises and equipment                (18,975)     (39,285)
    Other, net                                            (226,944)     337,473
--------------------------------------------------------------------------------
     Net cash provided (used) by investing activities      625,469     (519,725)
--------------------------------------------------------------------------------
Cash flows from financing activities
    Net change in deposits                                 830,600     (949,324)
    Net change in short-term borrowings                   (709,951)   2,558,818
    Issuance of long-term debt                             102,240      365,589
    Repayment of long-term debt                            (14,602)    (164,427)
    Dividends paid                                        (266,335)    (271,327)
--------------------------------------------------------------------------------
     Net cash provided (used) by financing activities      (58,048)   1,539,329
--------------------------------------------------------------------------------
Net change in cash and due from banks                      204,301     (286,097)
Cash and due from banks at beginning of period           2,081,279    2,102,756
--------------------------------------------------------------------------------
Cash and due from banks at end of period              $  2,285,580 $  1,816,659
================================================================================
The accompanying notes are an integral part of the consolidated financial statements.
Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.



                                                          7.

Notes to Consolidated Financial Statements

1.  Basis of Presentation
------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the
Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America (GAAP) and to predominant practice within the banking industry. Such policies are consistent with those applied in the presentation of the Company's 2002 annual financial statements. In the first six months of 2003, certain 2002 promulgations of the Financial Accounting
Standards Board and its Emerging Issues Task Force became effective for the Company. Their adoption had no material effect on the Company's financial statements.

The preparation of financial statements requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments, which are normal and recurring, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

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


                                                          8.

2. Goodwill and Intangible Assets
------------------------------------------------------------

During the second quarter of 2003, the Company completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

The following table presents all intangible assets of the Company that are being amortized. Given current market conditions relative to interest rates and prepayments, annual mortgage servicing rights (MSRs) amortization for the years ended December 31, 2003 through 2006 would be approximately $150 million to $180 million. Actual annual levels of MSR amortization could either increase or decrease dependent upon changes in interest rates, prepayment activity, salable production levels and associated levels of mortgage servicing right assets. At June 30, 2003 intangible assets are as follows.


--------------------------------------------------------------------------------
Intangible Assets
--------------------------------------------------------------------------------
                                                                Amortization
                                   Gross                             Expense
                                Carrying     Accumulated      6 Months Ended
                                  Amount    Amortization             6/30/03
-------------------------------------------------------------------------------
                                            in thousands
Mortgage servicing rights       $714,028        $339,561 *          $143,666 **
Favorable lease arrangements      66,519          15,865               2,511
-------------------------------------------------------------------------------
Total                           $780,547        $355,426            $146,177
===============================================================================

*  Includes an $84.9 million impairment valuation reserve.
** Includes $58.4 million of provision for temporary impairment.



3.  Related Party Transactions
----------------------------------------------------------------

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


---------------------------------------------------------------------
                                            June 30,     December 31,
                                               2003             2002
---------------------------------------------------------------------
                                                  in millions
Assets:
  Interest bearing deposits with banks       $  112           $  130
  Loans                                         261              338
  Other                                          34               38
---------------------------------------------------------------------
    Total assets                             $  407           $  506
---------------------------------------------------------------------

Liabilities:
  Deposits                                   $6,091           $6,140
  Short-term borrowings                         519              267
  Other                                         396              349
---------------------------------------------------------------------
    Total liabilities                        $7,006           $6,756
---------------------------------------------------------------------




                                                          9.


---------------------------------------------------------------------
Six months ended June 30,                      2003             2002
---------------------------------------------------------------------
                                                   in millions
Interest income                                 $10              $15
Interest expense                                 48               42
---------------------------------------------------------------------

At June 30, 2003 and December 31, 2002, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were $112 billion and $88 billion, respectively.

Extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral.

Employees of the Company participate in one or more stock option plans sponsored by HSBC. The Company's share of the expense of the plans for the first six months of 2003 and 2002 was $8.4 million and $7.6 million, respectively.

The Company also provides awards to key employees in the form of restricted shares. These awards require the achievement of certain performance targets and vest from one to three years from the date of the award. Total expense recognized for the plan for the first six months of 2003 and 2002 was $19.2 million and $11.2 million, respectively.

4.  Pledged Assets
---------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.


---------------------------------------------------------------------
Pledged Assets
---------------------------------------------------------------------
                                             June 30,    December 31,
                                                2003            2002
---------------------------------------------------------------------
                                                    in millions
Interest bearing deposits with banks          $   65          $   65
Trading assets                                   806           1,770
Securities available for sale                  3,873           6,083
Securities held to maturity                    1,329           1,607
Loans                                            389             343
---------------------------------------------------------------------
Total                                         $6,462          $9,868
=====================================================================


5.  Litigation
---------------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business.
None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in



                                                         10.


Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name the Company, HSBC Bank USA, and Republic New York Securities Corporation as defendants. The Company and HSBC Bank USA have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

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


                                                         11.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
------------------------------------------------------------

  Performance Overview: 2003 Compared to 2002

The Company reported second quarter 2003 net income of $272.8 million, compared with $198.6 million in the second quarter of 2002. For the first six months of 2003, net income was $526.6 million, compared with $410.0 million for the first six months of last year. The increase in net income for the second quarter and for the first six months of 2003 as compared to the comparable periods in 2002 reflects growth in net interest income, improved trading results as well as lower provisions for credit losses. The net interest income growth was driven by a larger balance sheet, a more favorable balance sheet mix, as well as strong treasury and mortgage banking interest spreads resulting from historically low interest rates and a steep yield curve. The increase in trading revenues includes solid growth in the derivatives business and improved results in the foreign exchange business. Provisions for credit losses declined as credit quality continued to improve during the second quarter of 2003.

Higher levels of operating expenses partially offset the above noted quarterly and year to date income growth. The increase in operating expenses for 2003 is due primarily to higher levels of salaries and employee benefit costs, reflecting costs associated with the wealth and tax advisory services business, which commenced activity during the third quarter of 2002, increased pension and fringe benefit costs and higher levels of performance related incentive compensation. An increase in the effective tax rate also adversely impacted net income as compared to last year.

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


                                                                          12.



                                                             HSBC USA Inc.
-------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                              Second Quarter 2003       Second Quarter 2002
                              Balance  Interest  Rate  Balance  Interest   Rate
--------------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 1,870   $  7.0  1.50% $ 2,365   $ 16.2     2.75%
Federal funds sold and
  securities purchased under
  resale agreements              4,626     15.3  1.33    5,626     26.0     1.85
Trading assets                  11,723     34.3  1.17   10,815     41.3     1.53
Securities                      18,618    216.8  4.67   17,960    241.1     5.38
Loans
  Domestic
    Commercial                  16,733    200.3  4.80   16,302    200.5     4.93
    Consumer
        Residential mortgages   20,662    293.1  5.67   19,107    320.0     6.70
        Other consumer           2,980     61.6  8.29    3,000     67.6     9.04
-------------------------------------------------------------------------------
      Total domestic            40,375    555.0  5.51   38,409    588.1     6.14
  International                  3,167     30.5  3.86    3,275     42.8     5.24
--------------------------------------------------------------------------------
      Total loans               43,542    585.5  5.39   41,684    630.9     6.07
--------------------------------------------------------------------------------
Other                              **       6.8  **        **       6.2     **
--------------------------------------------------------------------------------
Total earning assets            80,379   $865.7  4.32%  78,450   $961.7     4.92%
--------------------------------------------------------------------------------
Allowance for credit losses       (502)                   (528)
Cash and due from banks          2,402                   1,910
Other assets                     7,528                   7,464
--------------------------------------------------------------------------------
Total assets                   $89,807                 $87,296
================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits           $24,462   $ 50.6  0.83% $21,027   $ 53.0     1.01%
    Other time deposits         10,291     56.5  2.20   13,555     96.6     2.86
Deposits in foreign offices     19,135     65.7  1.38   19,022    107.6     2.27
--------------------------------------------------------------------------------
Total interest bearing deposits 53,888    172.8  1.29   53,604    257.2     1.92
--------------------------------------------------------------------------------
Short-term borrowings            8,850     20.6  0.93   11,084     65.8     2.38
Long-term debt                   3,741     57.3  6.14    3,946     58.5     5.95
--------------------------------------------------------------------------------
Total interest bearing
  liabilities                   66,479   $250.7  1.51%  68,634   $381.5     2.23%
--------------------------------------------------------------------------------
Interest rate spread                             2.81%                      2.69%
--------------------------------------------------------------------------------
Noninterest bearing deposits     6,197                   5,359
Other liabilities                9,608                   6,151
Total shareholders' equity       7,523                   7,152
---------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $89,807                 $87,296
================================================================================
Net yield on average earning assets              3.07%                      2.97%
Net yield on average total assets                2.75                       2.67
================================================================================
*  Interest and rates are presented on a taxable equivalent basis.
** Other relates to interest earned on Federal Reserve Bank and Federal Home
   Loan Bank stock included in other assets.



                                                                        13.


                                                              HSBC USA Inc.
----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*


                              Six Months 2003         Six Months 2002
                             Balance  Interest  Rate Balance  Interest  Rate
----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                  $ 1,545 $   12.7  1.66% $ 2,974 $   39.2  2.65%
Federal funds sold and
  securities purchased under
  resale agreements             4,496     30.2  1.36    5,270     48.1  1.84
Trading assets                 12,727     74.5  1.17   10,078     74.6  1.48
Securities                     18,909    463.0  4.94   18,494    495.0  5.40
Loans
  Domestic
    Commercial                 16,449    409.1  5.02   16,487    407.8  4.99
    Consumer
         Residential mortgages 20,783    598.6  5.76   18,931    631.8  6.68
         Other consumer         2,978    125.7  8.51    3,025    137.6  9.17
----------------------------------------------------------------------------
      Total domestic           40,210  1,133.4  5.68   38,443  1,177.2  6.18
  International                 3,162     62.7  4.00    3,450     89.0  5.20
----------------------------------------------------------------------------
      Total loans              43,372  1,196.1  5.56   41,893  1,266.2  6.10
----------------------------------------------------------------------------
Other                              **     13.6   **        **     11.6   **
----------------------------------------------------------------------------
Total earning assets           81,049 $1,790.1  4.45%  78,709 $1,934.7  4.96%
----------------------------------------------------------------------------
Allowance for credit losses      (502)                   (522)
Cash and due from banks         2,352                   1,980
Other assets                    7,478                   7,586
----------------------------------------------------------------------------
Total assets                  $90,377                 $87,753
============================================================================
Liabilities and Shareholders' Equity

Deposits in domestic offices
    Savings deposits          $23,810 $  100.1  0.85% $20,617 $  104.6  1.02%
    Other time deposits        11,004    121.3  2.22   13,724    204.4  3.00
Deposits in foreign offices    19,124    139.3  1.47   19,384    220.1  2.29
----------------------------------------------------------------------------
Total interest bearing deposit 53,938    360.7  1.35   53,725    529.1  1.99
----------------------------------------------------------------------------
Short-term borrowings           9,745     58.4  1.21   11,048    118.8  2.17
Long-term debt                  3,708    105.7  5.75    4,016    118.1  5.93
----------------------------------------------------------------------------
Total interest bearing
  liabilities                  67,391 $  524.8  1.57%  68,789 $  766.0  2.25%
----------------------------------------------------------------------------
Interest rate spread                            2.88%                   2.71%
----------------------------------------------------------------------------
Noninterest bearing deposits    6,074                   5,497
Other liabilities               9,486                   6,315
Shareholders' equity            7,426                   7,152
----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $90,377                 $87,753
============================================================================
Net yield on average earning assets             3.15%                   2.99%
Net yield on average total assets               2.82                    2.69
============================================================================
*  Interest and rates are presented on a taxable equivalent basis.
** Other relates to interest earned on Federal Reserve Bank and Federal Home
   Loan Bank stock included in other assets.


                                                         14.
Net Interest Income
------------------------------------------------------------

  2003 Compared to 2002

Net interest income for the second quarter of 2003 was $609.6 million compared with $574.0 million for the second quarter of 2002, an increase of $35.6 million. For the first six months of 2003, net interest income was $1,254.2 million compared with $1,156.0 million for the first six months of 2002, an increase of $98.2 million. A better yielding mix of loans, securities and deposits on the balance sheet and lower funding costs contributed to the increases in net interest income. Average residential mortgages outstanding grew $1.6 billion and $1.9 billion for second quarter and the first six months of 2003, respectively as compared with the same periods of 2002. The low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. There has also been a decrease in lower margin large corporate loans. The Company experienced over $3 billion in growth in average savings deposits for second quarter and the first six months of 2003, as compared with the same periods of 2002. Due to the low interest rate environment and the current uncertainty of the equity markets many customers have shown a preference to place funds in savings deposits as opposed to time deposits and mutual funds. The steep yield curve and historically low interest rates have led to increased interest margins on treasury investments and in our mortgage banking business.

  Forward Outlook

The Company will continue to pursue modest growth in high quality commercial loans and residential mortgages. Corporate clients remain generally cautious about the near term economic outlook. While some signs of a sustainable recovery have emerged within certain sectors, there appears to be little conviction that a material economic rebound will be achieved in 2003. For this reason, incremental resource investments by our major clients remain fairly subdued. Interest margins for commercial middle market loans are expected to be stable in the near term. The returns relative to larger corporate and institutional clients are anticipated to improve, the result of a more favorable pricing environment and enhanced cross sale success. The ultimate level of activity in the residential mortgage portfolio will depend on the interest rate environment and the Company's appetite for additional mortgage products on the balance sheet. Lending activity should benefit from HSBC Group initiatives, specifically our cross-border business is expected to continue to benefit from the HSBC Group's North American alignment initiative. The goal of this initiative is to increase HSBC brand awareness and to provide seamless North American service propositions to customers of the Company and HSBC Bank Canada.

The acquisition of Household International, Inc. by HSBC completed during the first quarter of 2003, will provide an opportunity for future business growth. The Company is exploring opportunities to acquire certain consumer loan assets from Household International, Inc. It is also working with Household to develop a customer referral program.


                                                         15.


The Company is expected to continue to benefit from the historically steep yield curve for the remainder of 2003.
However, if the yield curve flattens, interest margins are likely to shrink. (See Quantitative and Qualitative
Disclosures About Market Risk). This margin shrinkage may be dampened by balance sheet growth or other management actions.

Other Operating Income
------------------------------------------------------------

  2003 Compared to 2002

  Trust Income

Trust income was $23.4 million in the second quarter of 2003 compared to $22.6 million in the second quarter of 2002.
For the first six months of 2003, trust income was $46.4 million, a decrease of $1.1 million compared with $47.5 million for the first six months of 2002. The decrease for the first six months of 2003 was primarily due to decreases in the value of assets managed in personal and employee benefit accounts due to general equity market conditions.
In most cases, the Company's fees are based on the value of assets managed and/or held.

  Service Charges

Service charges were $51.7 million in the second quarter of 2003 compared with $51.5 million in the second quarter of 2002. For the first six months of 2003, service charges increased 4.2% to $103.1 million compared with $98.9 million for the first six months of 2002. These fees charged on deposit accounts reflect higher rates on certain customer accounts and business growth in the New York City region.



                                                         16.


  Mortgage Banking Revenue

The following table presents the components of mortgage banking revenue.


------------------------------------------------------------------------------
                                        2nd        2nd     6 Months  6 Months
                                    Quarter    Quarter        Ended     Ended
                                       2003       2002      6/30/03   6/30/02
------------------------------------------------------------------------------
                                                  in millions
Servicing fee income                 $ 17.0      $ 18.7     $  34.6    $ 36.0
MSRs amortization and impairment
 charges (1)                          (94.2)      (19.7)     (143.7)    (35.5)
Gain on sale of mortgages              59.4        33.2       110.3      49.0
Fair value hedge activity (2)           (.6)          -         (.6)        -
------------------------------------------------------------------------------
Total mortgage banking revenue (3)   $(18.4)     $ 32.2     $    .6    $ 49.5
==============================================================================


(1) Includes a $46.9 million and a $3.2 million provision for impairment for the second quarter of 2003 and 2002, respectively. Includes a $58.4 million and a $3.2 million provision for impairment for the first six months of 2003 and 2002, respectively. The impairment was recorded in a valuation reserve which has a balance of $84.9 million and $3.2 million at June 30, 2003 and June 30, 2002, respectively.
(2) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity. In December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of conventional closed mortgage loans originated for sale.
(3) Does not include residential mortgage business related trading revenue or net interest income impact of the mortgage business.



Mortgage banking revenue decreased $50.6 million for the second quarter of 2003 as compared to the second quarter of 2002 and was down $48.9 million for the first six months of 2003 compared with the first six months of 2002. Both decreases were driven by an increase in the amortization of mortgage servicing rights (MSRs) and additional provisions for impairment. These decreases were partially offset by higher gains on sale of mortgages into the secondary market. Also offsetting this impairment was revenue associated with derivative instruments used to protect against a decline in the value of MSRs included in trading revenue, and gains related to the sale of certain mortgage backed securities available for resale included in security gains in the consolidated statement of income. The impairment was recorded in a valuation reserve which has a balance of $84.9 million as of June 30, 2003. The higher levels of MSRs amortization are attributable to the low rate environment and associated higher level of mortgage prepayment activity for the second quarter and first six months of 2003 as compared to same periods of 2002. As of June 30, 2003, the serviced for others portfolio had an annualized prepayment rate of 47% compared to a 17% annualized rate as of June 30, 2002.

  Other Fees and Commissions

Other fees and commissions increased approximately $19.1 million in the second quarter of 2003 as compared to the second quarter of 2002, mainly due to the inclusion of $11.7 million of revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. For the first six months of 2003, other fees and commissions increased $35.9 million to $227.1 million compared with $191.2 million for the first



                                                     17.


six months of 2002. The six month increase includes $22.5 million of revenue from the wealth and tax advisory services business. Additionally, quarterly and year to date increases totaling approximately $4 million and $10 million, respectively were realized in commercial loan, letter of credit, trade services and bankcard fees because of increased activity. In the area of wealth management, there was some slowdown in sales of annuities and mutual funds associated with the uncertainties affecting the stock market and lower levels of interest rates.

  Other Income

Other income increased by $33.2 million in the second quarter of 2003 to $58.4 million and included $20.7 million received from the Internal Revenue Service (IRS) for settlement of interest compensation on a corporate tax refund for prior years. A $6 million increase in insurance revenues and a $3 million increase in earnings from equity investments account for the majority of the remainder of the quarter to quarter increase. Over 1,600 professionals are now licensed to sell insurance and certain annuity products through the Bank's retail network. For the first six months of 2003, other income was $95.5 million, compared with $50.3 million for the first six months of 2002. In addition to the above noted $20.7 million IRS settlement, insurance revenues increased $13 million and earnings from equity investments increased $7 million as compared to the first six months of 2002.

   Forward Outlook - Trust, Service Charges, Mortgage, Fees and Other Income

The Company will continue to utilize its extensive retail distribution network, its HSBC Group linkage and its high quality sales and service culture to pursue revenue growth despite an uncertain economy. Efforts to maximize the "cross-sell" potential of the existing customer base have shown positive results to date and will continue to be a key business development theme for the upcoming year. The Company is expecting to earn increased fee income from the wealth and tax advisory services business, which commenced activity during the third quarter of 2002. Expansion of the Company's reinsurance business will also remain a strategic initiative. Mortgage banking will continue to develop its strong NYS and national presence by leveraging its multi-channeled originations network to position the mortgage business for maximum originations opportunities in any type of housing market or rate environment. Mortgage banking will continue to utilize its well developed secondary marketing strategy to sell loans to the "Agencies" (FNMA, FHLMC, GNMA), private investors and conduits on a servicing retained basis. They will also pursue selective flow and bulk purchases of mortgages should market conditions warrant.

  Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metal markets, from trading derivative contracts, including interest rate swaps and options, from trading securities, and as a result of certain residential mortgage banking activities.


                                                         18.


The following table presents trading revenues by business.
The data in the table includes net interest income earned/(paid) on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other operating income;
it is included in net interest income.


-----------------------------------------------------------------------------------
                                           2nd         2nd    6 Months    6 Months
                                        Quarter    Quarter       Ended       Ended
                                           2003       2002     6/30/03     6/30/02
-----------------------------------------------------------------------------------
                                                        in millions
Trading revenues -
 treasury business and other             $ 90.9     $  3.8      $160.7      $ 47.1
Net interest income                        20.0       15.6        45.8        29.0
-----------------------------------------------------------------------------------
Trading related revenues -
 treasury business and other             $110.9     $ 19.4      $206.5      $ 76.1
===================================================================================

Business:
  Derivatives and treasury               $ 66.0     $(11.4)     $115.3      $ 13.4
  Foreign exchange                         17.4        6.9        39.2        10.4
  Precious metals                          20.6       16.7        38.6        35.7
  Other trading                             6.9        7.2        13.4        16.6
-----------------------------------------------------------------------------------
Trading related revenues -
 treasury business and other             $110.9     $ 19.4      $206.5      $ 76.1
===================================================================================

Trading revenues (loss) -  residential
 mortgage business related              $ (4.0)    $(34.2)      $(29.7)     $(45.6)
===================================================================================


  Treasury Business and Other: 2003 Compared to 2002

Total treasury business and other trading related revenues were $110.9 million in the second quarter of 2003 compared to $19.4 million in the second quarter of 2002. Derivative and treasury trading revenue increases in the second quarter of 2003 are the result of increased client activity in interest rate and credit derivatives, higher proprietary trading profits and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio as opposed to mark to market losses in the prior year's quarter. The increase in foreign exchange trading revenue in the second quarter of 2003 is due to increased client activity and the absence of trading losses that impacted the prior year's quarter. The increase in precious metals trading revenue in the second quarter of 2003 is also the result of increased client activity as well as higher revenues earned by profiting from favorable movements in precious metals prices.

Total treasury business and other trading related revenues were $206.5 million for the six months ended June 30, 2003 as compared to $76.1 million for the six months ended June 30, 2002. The increase in derivatives and treasury trading revenue in the first half of 2003 is due to increased client activity in interest rate and credit derivatives, higher net interest income of the Company's investment portfolio, higher proprietary trading revenue and mark to market gains on "non SFAS 133 qualifying" economic hedges of the


                                                         19.


Company's investment portfolio as opposed to mark to market losses in the six months ended June 30, 2002. The increase in foreign exchange trading revenue for the first six months of 2003 is due to increased client activity and proprietary trading gains as opposed to foreign exchange trading losses in the first six months of 2002. The increase in precious metals trading revenue in the first six months of 2003 is principally due to increased client activity and proprietary trading gains, primarily in gold markets.

  Treasury Business and Other: Forward Outlook

The Company expects to continue to build and improve its capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals to expand its client franchise and grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from reporting period to reporting period. During the first quarter of 2003, HSBC acquired Household International, Inc. The Company has entered into certain derivative contracts with Household subsequent to the acquisition in support of its treasury and capital markets needs. These transactions are included in trading related revenues above and the related party disclosures in Note 3. The Company is exploring opportunities to expand its derivatives business with Household.

  Residential Mortgage Business Related: 2003 Compared to
  2002

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


----------------------------------------------------------------------------------
                                           2nd        2nd    6 Months    6 Months
                                       Quarter    Quarter       Ended       Ended
                                          2003       2002     6/30/03     6/30/02
----------------------------------------------------------------------------------
                                                      in millions
SFAS 133 FLSC/Rate locks                $(23.5)    $(39.4)     $(43.8)     $(48.1)
Derivative instruments used to
 protect value of MSRs                    19.5        5.2        14.1         2.5
----------------------------------------------------------------------------------
Trading revenues (loss) - residential
 mortgage business related              $ (4.0)    $(34.2)     $(29.7)     $(45.6)
==================================================================================


The $14.3 million quarterly and $11.6 million year to date increases in trading revenue relate to derivative instruments used to protect the value of MSRs which partially offset the provision for impairment included as a component of mortgage banking revenue for 2003. The value of these derivatives increased as interest rates decreased.
Also, during the second quarter and first six months of 2003, $5.3 million and $15.9 million, respectively of security gains were recorded on the sale of mortgage backed securities available for sale that were used as "on-balance sheet" economic hedges of MSRs. See commentary on Security
Gains, Net.


                                                         20.


  Residential Mortgage Business Related: Forward Outlook

The Company will continue to employ a well developed risk management strategy to reduce interest rate and prepayment risk by utilizing derivative instruments to economically hedge both (a) the mortgage pipeline and (b) MSRs values through different economic cycles and rate environments and within established guidelines.

  Security Gains, Net

Security gains for the second quarter and first six months of 2003 included $5.3 million and $15.9 million, respectively of gains related to mortgage backed securities sold that were acting as "on-balance sheet" economic hedges of MSRs. Sales of Latin American securities to reduce the credit risk of the Company also resulted in $6.9 million and $17.6 million, respectively of gains for the second quarter and first six months of 2003. The remainder of the security gains generated in 2003 primarily related to transactions that adjusted the average life and interest rate profile of the Company's available for sale security holdings.

Security gains for the first half of 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to interest rate changes and/or reduce its credit risk.

Operating Expenses
------------------------------------------------------------

  2003 Compared to 2002

Total operating expenses increased $20.5 million and $56.1 million for the second quarter of 2003 and six months ended June 30, 2003 as compared to the same periods for 2002. These increases were driven by higher costs associated with salaries and employee benefits as noted below. Personnel costs related to the wealth and tax advisory services business, which commenced activity during the third quarter of 2002, accounted for $13.1 million and $25.5 million of the increases for the second quarter and first six months of 2003 as compared to the same periods of 2002. Fringe benefit costs also increased $5.9 million and $13.0 million for the second quarter and year to date, primarily due to higher pension and health care costs. Higher costs related to certain volume driven and revenue driven incentive compensation programs also contributed to the overall increase in personnel costs. Other expenses are lower in the second quarter of 2003 as compared to 2002, as 2002 charges included approximately $26 million related to reserves for letters of credit and for a leveraged lease. Other expenses related to the Company's insurance business increased approximately $3 million for the second quarter and $6 million year to date as compared to 2002.

                                                         21.

   Forward Outlook

Higher fringe benefit costs related to pension and health care and corporate insurance are expected to continue. The Company continues to actively take steps necessary to reduce the impact of higher health care costs which are rapidly rising for both the Company and its employees. The Company continues to position itself to operate in an uncertain economy. Improving efficiencies, lowering the cost of traditional delivery channels and maintaining strict cost disciplines will remain a priority. Limited incremental costs will be incurred for new business initiatives during the remainder of 2003.

As a member of a global organization, the Company has the opportunity to gain cost advantages through the utilization of human, technological and operational resources in low cost environments. The HSBC Group operates global processing centers in India and China. The Company has commenced the migration of certain operational and customer service activities to India and intends to continue to do so over the next few years. A qualified team is in place to manage the transition of the work ensuring no negative customer impact and the sensitive handling of affected employees.

Income Taxes
------------------------------------------------------------

  2003 Compared to 2002

The effective tax rate was 38.7% in the second quarter of 2003 compared with 36.5% in the same period of 2002. The effective tax rate was 38.6% in the first six months of 2003 compared with 36.8% in the first six months of 2002. The increase in the effective tax rate is primarily attributable to a substantial increase in taxable income. The net deferred tax position at June 30, 2003 was a liability of $307 million compared with a liability of $209 million at December 31, 2002.


                                                         22.

Credit Quality
------------------------------------------------------------

The following table provides a summary of the allowance for credit losses.

-----------------------------------------------------------------------------------------
                                      2nd        2nd    6 Months        Year    6 Months
                                  Quarter    Quarter       Ended       Ended       Ended
                                     2003       2002     6/30/03    12/31/02     6/30/02
-----------------------------------------------------------------------------------------
                                                       in millions
Balance at beginning of period     $495.9     $518.5      $493.1      $506.4      $506.4
Allowance related to loans sold      (3.3)      (2.0)       (7.8)       (2.2)       (2.0)
Provision charged to income          31.2       56.3        87.5       195.0       129.8
Charge offs:
  Commercial                         35.5       20.4        75.2       149.4        69.7
  Consumer                           19.1       19.6        38.2        77.6        39.4
  International                       1.8        4.1         3.3        13.9         5.7
-----------------------------------------------------------------------------------------
Total charge offs                    56.4       44.1       116.7       240.9       114.8
-----------------------------------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                          4.2        8.4        11.6        20.6        14.3
  Consumer                            3.2        3.3         6.2        12.5         6.6
  International                       1.0         .1         1.9         2.1          .2
-----------------------------------------------------------------------------------------
Total recoveries                      8.4       11.8        19.7        35.2        21.1
-----------------------------------------------------------------------------------------
Total net charge offs                48.0       32.3        97.0       205.7        93.7
-----------------------------------------------------------------------------------------
Translation adjustment                  -        (.2)          -         (.4)        (.2)
-----------------------------------------------------------------------------------------
Balance at end of period           $475.8     $540.3      $475.8      $493.1      $540.3
-----------------------------------------------------------------------------------------


The following table provides a summary of credit quality statistics.


-----------------------------------------------------------------------------------------
                                                   June 30,     December 31,     June 30,
                                                      2003             2002         2002
-----------------------------------------------------------------------------------------
                                                                in millions
Nonaccruing Loans
-----------------
  Balance at end of period                         $ 393.7         $  387.4        416.6
  As a percent of loans outstanding                    .91%             .89%        1.00%

Allowance Ratios
----------------
  Allowance for credit losses as
   a percent of:
    Loans                                            1.10%            1.13%         1.30%
    Nonaccruing loans                              120.86           127.28        129.67

Criticized Assets (1)
---------------------
  Balance at end of period                       $1,652.1         $2,210.2      $2,478.7
-----------------------------------------------------------------------------------------

(1) Includes loans graded "special mention", "substandard" or "doubtful".


The provision for credit losses for the quarter ended
June 30, 2003 was $31.2 million compared with $56.3 million at June 30, 2002. The provision for credit losses for the first half of 2003 was $87.5 million compared with $129.8 million during the first half of 2002. This decrease reflects an improvement in the overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets, despite continued concerns about weakness in the domestic economy and uncertainty with regard to the outcome of certain significant world events.

Reflecting an improvement in overall credit quality, total nonaccruing loans decreased by $22.9 million from $416.6 million at June 30, 2002 to $393.7 million at June 30, 2003 and were relatively flat from December 31, 2002 to June 30, 2003, increasing by just $6.3 million. Criticized asset totals


                                                         23.


decreased by $826.6 million to $1,652.1 million at June 30, 2003 from $2,478.7 million at June 30, 2002 and decreased by $558.1 million from $2,210.2 million at December 31, 2002. Net charge offs during the second quarter of 2003 were $48.0 million, which is $15.7 million greater than the second quarter of 2002 net charge offs, which totaled $32.3 million. Net charge offs during the first six months of 2003 were $97.0 million compared with $93.7 million for the first six months of 2002.

Key coverage ratios declined from the first six months of 2002 to the first six months of 2003, as the allowance for credit losses represented 1.10% of total loans and 120.86% of nonaccruing loans at June 30, 2003, versus 1.30% of total loans and 129.67% of nonaccruing loans at June 30, 2002. These ratios also declined slightly from December 31, 2002 when the allowance for credit losses represented 1.13% of total loans and 127.28% of nonaccruing loans, primarily due to a lower level of required reserves.

The Company identified impaired loans totaling $309 million at June 30, 2003, of which $193 million had a related impairment reserve of $120 million. At June 30, 2002, $330 million of impaired loans were identified, of which $190 million had a related impairment reserve of $113 million and at December 31, 2002 there were $288 million of impaired loans, $170 million of which had a related impairment reserve of $89 million.

  Forward Outlook

Credit quality in all loan portfolios continues to show signs of stabilization and improvement. Lingering concerns resulting from instability in the domestic economy and the uncertain outcome of world events, however, continue to mandate a high degree of caution and diligence. Although the Company is optimistic, it will continue to monitor closely key economic indicators and trends including governmental and private sector spending priorities, consumer confidence, corporate performance and the general business climate.

Business Segments
------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the Commercial Banking Segment to the Corporate, Investment Banking and Markets Segment. Prior period disclosures as reported in the second quarter 2002 Form 10-Q have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the



                                                         24.


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


                                                         25.

The following summarizes the results for each segment.

------------------------------------------------------------------------------------------------

                                                        Corporate,
                                Personal                Investment
                               Financial  Commercial   Banking and   Private
                                Services     Banking       Markets   Banking   Other      Total
------------------------------------------------------------------------------------------------
                                                       in millions
Second Quarter 2003
-------------------
Net interest income (1)          $   302     $   150       $   130    $   30    $ (3)   $   609
Other operating income                84          42           177        51       5        359
------------------------------------------------------------------------------------------------
  Total income                       386         192           307        81       2        968
Operating expenses (2)               232          97           102        61       -        492
------------------------------------------------------------------------------------------------
  Working contribution               154          95           205        20       2        476
Provision for credit losses (3)       12           8            12        (1)      -         31
------------------------------------------------------------------------------------------------
  Income before taxes                142          87           193        21       2        445
------------------------------------------------------------------------------------------------
Average assets                    27,713      14,039        44,899     2,873     283     89,807
Average liabilities/equity (4)    31,050      13,540        37,144     8,073       -     89,807
------------------------------------------------------------------------------------------------

Second Quarter 2002
-------------------
Net interest income (1)          $   287    $   136        $   116   $    39    $ (4)    $   574
Other operating income                82         33            116        33       2         266
-------------------------------------------------------------------------------------------------
  Total income (loss)                369        169            232        72      (2)        840
Operating expenses  (2)              216        111             94        50       -         471
-------------------------------------------------------------------------------------------------
  Working contribution               153         58            138        22      (2)        369
Provision for credit losses (3)       20         37             (7)        6       -          56
-------------------------------------------------------------------------------------------------
  Income (loss) before taxes         133         21            145        16      (2)        313
-------------------------------------------------------------------------------------------------
Average assets                    25,883     14,520         43,327     3,290     276      87,296
Average liabilities/equity (4)    29,866     12,280         34,668    10,482       -      87,296
-------------------------------------------------------------------------------------------------


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



                                                     26.

  Personal Financial Services

Income before taxes for the segment increased $9 million over the second quarter of 2002 as higher net interest income and lower provisions for credit losses were partially offset by increased operating expenses. The increase in net interest income was driven by continued growth in residential mortgage activity, a better yielding mix of deposits and lower funding costs. Average residential mortgages grew $1.6 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. Other operating income was up $2 million from prior year as increases in deposit service charges and bankcard fees offset a decline in mortgage banking revenue. The decline in mortgage banking revenue reflects an increase in the amortization of MSRs and additional provisions for impairment, due to the low rate environment. The increase in operating expenses reflects higher pension and health care costs and increased incentive compensation. The $8 million reduction in provision for credit losses reflects an improvement in the overall credit quality of the Company.

  Commercial Banking

Income before taxes for this segment increased $66 million over the second quarter of 2002, driven by a lower provision for credit losses, higher levels of net interest income and lower operating expenses. The $29 million decrease in the provision for credit losses reflects the better overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets. The increase in net interest income reflects lower funding costs and loan and fee income growth achieved by the Company's real estate lending unit. This net interest income growth was partially offset by revenue declines in the restructured commercial finance receivables and equipment financing units. The restructuring of the commercial finance receivables and equipment financing units led to lower operating costs.

  Corporate, Investment Banking and Markets

Income before taxes for the segment increased $48 million over the second quarter of 2002 driven by improved trading related results and higher levels of net interest income. The improvement in trading revenue primarily relates to derivative and treasury trading and foreign exchange trading revenue. Derivative and treasury trading revenue increases in the second quarter of 2003 are the result of increased client activity in interest rate and credit derivatives, higher proprietary trading profits and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio as opposed to mark to market losses in the prior year's quarter. The increase in foreign exchange trading revenue in the second quarter of 2003 is due to increased client activity and the absence of trading losses that impacted the prior year's quarter. The above noted increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting


                                                         27.

from historically low interest rates and a steep yield curve. The increase in operating expenses reflects higher levels of performance driven incentive compensation and higher fringe benefit costs.

  Private Banking

Income before taxes for the segment increased $5 million over the second quarter of 2002. The increase in other operating income includes $12 million of revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. Also contributing to the operating income growth was increased levels of global private banking fees. The increase in operating expenses as compared to 2002 includes $13 million related to the wealth and tax advisory service business.

  Other

Other segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A. For 2002 this segment includes the liability related to the Princeton Note Matter recorded in September of 2001 and paid in January of 2002.



                                                         28.


------------------------------------------------------------------------------------------------

                                                        Corporate,
                                Personal                Investment
                               Financial  Commercial   Banking and   Private
                                Services     Banking       Markets   Banking   Other      Total
------------------------------------------------------------------------------------------------
                                                       in millions
Six months ended June 30, 2003
------------------------------
Net interest income (1)         $   598      $   306       $   298    $   61    $ (8)   $ 1,255
Other operating income              176           82           301        96      13        668
------------------------------------------------------------------------------------------------
  Total income                      774          388           599       157       5      1,923
Operating expenses (2)              463          195           200       119       -        977
------------------------------------------------------------------------------------------------
  Working contribution              311          193           399        38       5        946
Provision for credit losses (3)      33           37            17         1       -         88
------------------------------------------------------------------------------------------------
  Income before taxes               278          156           382        37       5        858
------------------------------------------------------------------------------------------------
Average assets                   27,896       14,165        45,198     2,835     283     90,377
Average liabilities/equity (4)   30,744       13,472        38,079     8,082       -     90,377
------------------------------------------------------------------------------------------------
Goodwill at June 30, 2003         1,223          533           632       428       -      2,816
------------------------------------------------------------------------------------------------

Six months ended June 30, 2002
------------------------------
Net interest income (1)         $   549      $   284       $   261    $    68   $ (6)   $ 1,156
Other operating income              180           76           226         55      6        543
------------------------------------------------------------------------------------------------
  Total income                      729          360           487        123      -      1,699
Operating expenses (2)              430          216           186         89      -        921
------------------------------------------------------------------------------------------------
  Working contribution              299          144           301         34      -        778
Provision for credit losses (3)      38           75            11          6      -        130
------------------------------------------------------------------------------------------------
  Income before taxes               261           69           290         28      -        648
------------------------------------------------------------------------------------------------
Average assets                   25,738       14,680        43,716      3,344    275     87,753
Average liabilities/equity (4)   30,133       12,920        34,316     10,353     31     87,753
------------------------------------------------------------------------------------------------
Goodwill at June 30, 2002         1,224          544           635        428     -       2,831
------------------------------------------------------------------------------------------------


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

  Personal Financial Services

Income before taxes for the segment increased $17 million over the first six months of 2002 as gains in net interest income were partially offset by a higher level of operating expenses. The increase in net interest income was driven by continued growth in residential mortgage activity, a better yielding mix of deposits and lower funding costs. Average residential mortgages grew over $1.9 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase new and existing residential property. Other operating income was down slightly from last year as lower levels of mortgage banking revenue was partially offset by higher levels of deposit service charges and bankcard fees. The increase in operating expenses reflects higher pension and health insurance costs and increased incentive compensation.


                                                         29.

  Commercial Banking

Income before taxes for this segment increased $87 million over last year reflecting increased net interest income, a lower level of operating expenses and improved credit quality. The increase in net interest income reflects lower funding costs and loan and fee income growth achieved by the Company's real estate lending unit. This net interest income growth was partially offset by revenue declines in the restructured commercial finance receivables and equipment financing units. The restructuring of the commercial finance receivables and equipment financing units led to lower operating costs and a lower provision for credit losses. The decrease in the provision for credit losses also reflects the better overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets.

  Corporate, Investment Banking and Markets

Income before taxes for the segment increased $92 million over the first six months of 2002 driven by higher levels of trading revenue and increases in net interest income. The year to date improvement in trading revenue primarily relates to derivative and treasury trading and foreign exchange trading revenue. The increase in derivatives and treasury trading revenue in the first half of 2003 is due to increased client activity in interest rate and credit derivatives, higher net interest income of the Company's investment portfolio, higher proprietary trading revenue and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio as opposed to mark to market losses in the six months ended June 30, 2002. The increase in foreign exchange trading revenue for the first six months of 2003 is due to increased client activity and proprietary trading gains as opposed to foreign exchange trading losses in the first six months of 2002. The above noted increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting from historically low interest rates and a steep yield curve. The increase in operating expenses reflects higher levels of performance driven incentive compensation and higher fringe benefit costs.

  Private Banking

This segment contributed $37 million to income before taxes in the first six months of 2003 compared with $28 million in the same period of 2002. The pretax increase reflects an increase in other operating income partially offset by higher levels of operating expenses. The increase in other operating income includes $23 million of revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. Other increases in other operating income relate to improved foreign exchange results in the International Private Banking unit and higher


                                                        30.


investment fees earned. The increase in operating expenses as compared to 2002 includes $29 million related to the wealth and tax advisory services business.

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


                                                         31.


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

In carrying out this responsibility, the Asset and Liability Policy Committee projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee must monitor deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions which can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on the Company's business and customer relationships.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At June 30, 2003, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.

                 Short-Term Debt         Long-Term Debt
               -------------------     -------------------
               Moody's  S&P  Fitch     Moody's  S&P  Fitch
               -------  ---  -----     -------  ---  -----
HSBC USA Inc.   P-1     A-1   F1+        A1     A+    AA-
HSBC Bank USA   P-1     A-1+  F1+        Aa3    AA-   AA-



                                                         32.

The Company's shelf registration statement filed with the United States Securities and Exchange Commission has $825 million available under which it may issue debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company has an unused $500 million line of credit with HSBC Bank plc and, as a member of the New York Federal Home Loan Bank, has a potential secured borrowing facility in excess of $5 billion. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $19 billion, approximately $9 billion of which is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $13 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

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

The Company projects, as part of normal ongoing contingency planning, that in the event of a severe liquidity problem there would be sources of cash exceeding projected uses of cash by more than $10 billion, assuming that the Company would not have access to the wholesale funds market. In addition, the Company maintains residential mortgages and other eligible collateral at the Federal Reserve that could provide additional liquidity if needed.

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


                                                         33.

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Deferred fees, representing the fair value of the Company's "stand ready obligation to perform" under these guarantees, included in other liabilities at June 30, 2003 were $7.0 million. Also included in other liabilities at June 30, 2003 and December 31, 2002 was an allowance for credit losses relating to unfunded standby letters of credit of $28.9 million and $37.4 million, respectively.

Loan Sales with Recourse

The Company securitizes and sells assets, generally without recourse. In prior years, the Company's mortgage banking subsidiary has sold residential mortgage loans with recourse to it upon borrower default, with partial indemnification from third parties.

Credit Derivatives

The Company enters into credit derivative contracts to provide value-added solutions to the risk management and investment needs of its customers, as well as on its own behalf. Credit derivatives are arrangements that allow one party (the "beneficiary") to transfer the credit risk of a "reference asset," to another party (the "guarantor"). This arrangement allows the guarantor to assume the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of guarantees, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the following table is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties.

Securities Lending Indemnifications

In securities lending transactions, the Company lends customers securities as an agent to third party borrowers.
The Company indemnifies the customer against the risk of loss if the third party borrower fails to return the securities. The Company obtains collateral from the borrower with a market value exceeding the value of the loaned securities.

The following table summarizes, at June 30, 2003, the maximum potential amount of future payments the Company could be required to make under the various transactions discussed above if there were a total default by the guaranteed parties. These amounts do not take into consideration any recoveries under indemnification provisions or from collateral held or pledged.


                                                         34.

----------------------------------------------------------------------------------
                                         One      Over One     Over
                                        Year       Through     Five
June 30, 2003                        or Less    Five Years    Years     Total
----------------------------------------------------------------------------------
                                                     in millions
Standby letters of credit, net of
 participations                       $3,602       $   809     $103   $ 4,514 (1)
Loan sales with recourse                   -             3       19        22 (2)
Credit derivatives                       486        10,513      443    11,442 (3)
Securities lending indemnifications    2,243             -        -     2,243 (4)
----------------------------------------------------------------------------------
Total                                 $6,331       $11,325     $565   $18,221
==================================================================================


(1) Includes $380 million issued for the benefit of related parties.
(2) $15 million of this amount is indemnified by third parties.
(3) Includes $253 million issued for the benefit of related parties.
(4) The Company holds collateral of $2,292 million to support these indemnifications.

Special Purpose and Variable Interest Entities

  Commercial Paper Conduit

An affiliated member of the HSBC Group (HSBC affiliate) supports the financing needs of customers by facilitating their access to the commercial paper markets. These markets provide an attractive financing alternative for these customers. Specifically, pools of customers' assets, typically high-grade corporate and consumer receivables, are sold to a commercial paper financing entity, which in turn issues high grade, independently rated short-term asset backed commercial paper that is collateralized by such assets. The HSBC affiliate facilitates these transactions and bills and collects fees from the financing entity for the services it provides. In its role as administrator of this specialized financing entity, the HSBC affiliate structures financing transactions for customers such that the receivables financed through the financing entity are appropriately diversified and credit enhanced to support the issuance of asset backed commercial paper. Neither the HSBC affiliate nor the Company service the assets or transfer their own receivables into the financing entity.

The Company and other banks provide committed liquidity facilities, which mature within one year, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. In addition, the Company provides a standby letter of credit as a program wide credit enhancement to the financing entity. The Company collects fees from the financing entity for both the liquidity facility and the standby letter of credit. Credit risk is managed on these commitments by subjecting them to the Company's normal underwriting and risk management processes.

During the second quarter of 2003, the financing entity issued Capital Notes, risk transferring instruments in an amount greater than a majority of the expected losses as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). 100% of the Capital Notes in the financing entity were sold to a third party unrelated to the HSBC Group. These notes carry a fixed rate of return and entitle the note holders to approval and/or voting rights with regard to


                                                         35.


certain business matters, which may arise in the business of the financing entity. As a result, the Capital Notes holders are in the first position to absorb more than a majority of the expected losses of the financing entity, if they occur. Therefore, neither the Company nor its affiliated member is required to consolidate the financing entity as the primary beneficiary in accordance with FIN 46.

At June 30, 2003 and December 31, 2002, the financing entity had total commitments to customers of $2,700.0 million and $1,250.0 million, and total investments of $1,574.0 million and $792.0 million, respectively. At June 30, 2003 and December 31, 2002, the Company had liquidity commitments and standby letters of credit, which also represents the Company's maximum exposure to loss, to the financing entity of $1,946.0 million and $685.0 million, respectively. Assets in the financing entity are principally trade receivables, auto loans and credit card receivables.

  Trust Certificates

The HSBC affiliate also organizes trusts that are special purpose entities (SPEs) that issue floating rate certificates backed by the underlying assets of the trusts, which the SPEs purchase primarily from insurance companies.
The Company's relationship with the SPE is primarily as a counterparty to derivative transactions (interest rate swaps) with it. The derivative transactions are accounted for in accordance with SFAS 133 and are carried at fair value. At June 30, 2003 and December 31, 2002 the SPEs had total assets of $401.0 million and $15.0 million, respectively. At June 30, 2003, the Company's maximum exposure to loss, which is comprised of investments in the trusts and the mark to market on the derivative transactions, was $310 million. These entities have been determined to be VIEs as defined by FIN 46. The Company is not required to consolidate these VIEs since it does not share in the majority of the expected profits or losses of the VIEs.

  Investments in Limited Partnerships

The Company has investments of less than 20% in limited partnerships, primarily Low Income Housing Tax Credit
Partnerships. The investment in these limited partnerships was $75.3 million and $75.1 million at June 30, 2003 and December 31, 2002, respectively. These entities have been determined to be VIEs as defined by FIN 46. The Company is not required to consolidate these VIEs since it is not liable for the majority of the expected losses.

Capital
------------------------------------------------------------

Total common shareholder's equity was $7.2 billion at June 30, 2003 and $6.9 billion at December 31, 2002. The Company has elected to temporarily delay the declaration of additional common dividends during 2003 pending the determination of cash and/or capital requirements related to possible transactions with Household International, Inc. currently under consideration.


                                                         36.


The following table presents the capital ratios of the Company. To be categorized as well-capitalized under the Federal Reserve Board guidelines, a banking institution must have a minimum total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%.

--------------------------------------------------------------------
                                              June 30,  December 31,
                                                 2003          2002
--------------------------------------------------------------------
Total capital (to risk weighted assets)         13.71%        14.24%
Tier 1 capital (to risk weighted assets)         9.22          9.36
Tier 1 capital (to average assets)               6.25          5.98
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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point
(PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional PVBP limit as of June 30, 2003 was plus or minus $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of June 30, 2003, the Company had a position of $2.9 million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of June 30, 2003, for a gradual 200 basis point increase in rates, the value was projected to rise by 1% and for a 100 basis point gradual decrease in rates, value was projected to drop by 4%. The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.


                                                         37.


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

For purposes of simulation modeling, base case earnings reflect the existing balance sheet composition, with balances generally maintained at current levels by the anticipated reinvestment of expected runoff. These balance sheet levels will however, factor in specific known or likely changes, including material increases, decreases or anticipated shifts in balances due to management actions.
Current rates and spreads are then applied to produce base case earnings estimates on both a twelve month and three year time horizon. Rate shocks are then modeled and compared to base earnings (earnings at risk), and include behavioral assumptions as dictated by specific scenarios relating to such factors as prepayment sensitivity and the tendency of balances to shift among various products in different rate environments. This assumes that no management actions are taken to manage exposures to the changing environment being simulated.

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on July 1, 2003 would cause projected net interest income for the next twelve months to decrease by $61 million (-2%) and to increase by $19 million (+1%), respectively. These changes are well within the Company's +/- 10% limit. An immediate
100 basis point parallel rise or fall in the yield curve on July 1, 2003, would cause projected net interest income for the next twelve months to decrease by $86 million and $146 million, respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $185 million and $253 million, respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve were to flatten significantly (i.e. long end of the yield curve down) over the next twelve months, the projected margin could shrink by approximately 7 to 8%, assuming no management actions.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.



                                                         38.

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

<CAPTION
---------------------------------------------------------------------------
                                      2nd Quarter 2003
                        June 30,  --------------------------   December 31,
                           2003   Minimum   Maximum   Average         2002
---------------------------------------------------------------------------
                                          in millions
Total trading             $14.8      $8.3     $23.9     $14.9        $11.4
Commodities                 2.2        .3       6.6       2.4          2.6
Credit derivatives          2.0       1.1       7.6       2.9          2.1
Equities                    1.0         *       1.1        .1          1.0
Foreign exchange            3.0       2.3       6.0       3.7          3.1
Interest rate              12.5       7.0      19.7      12.0          8.6
---------------------------------------------------------------------------

* (Less than $100,000)


                                                         39.

The following summary illustrates the Company's daily revenue earned from market risk-related activities during the second quarter of 2003. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities, but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 17 days with negative revenue during the second quarter of 2003. The most frequent result was a daily revenue of between zero and $2 million with 23 occurrences. The highest daily revenue was $10.2 million and the largest daily loss was $2.5 million.

-----------------------------------------------------------------------------------
Ranges of daily revenue
 earned from market
 risk-related activities
 (in millions)             Below $(2)   $(2) to $0   $0 to $2   $2 to $4   Over $4
-----------------------------------------------------------------------------------
Number of trading days
 market risk-related
 revenue was within the
 stated range                      1            16         23         11        12
-----------------------------------------------------------------------------------


Recently Issued Accounting Standards
------------------------------------------------------------
In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 increases required disclosures by a company consolidating a VIE and also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest.

For VIEs established prior to January 31, 2003 the consolidation requirements take effect in the third quarter of 2003. The disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established. The Company has no interest in any VIEs established after January 31, 2003.

The Company has completed a review of the consolidation requirements of FIN 46 for VIEs existing as of June 30, 2003. Further information regarding the Company's interest in VIEs is provided under Off-Balance Sheet Arrangements in this document.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149,
Amendment of Statement 133 on Derivative Instruments and
Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for
Derivative Instruments and Hedging Activities.  This
Statement should be


                                                         40.

applied prospectively for contracts entered into or modified after June 30, 2003. Adoption of this standard is not expected to have a material effect on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material effect on the financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk
------------------------------------------------------------

Refer to the disclosure in Item 2 of the Management's
Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

Item 4. Controls and Procedures
------------------------------------------------------------

Under the direction of the Company's Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), the Company has reviewed its "disclosure controls and procedures". That term means controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed with the United States Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported by the due dates specified by the SEC's rules.
Such controls and procedures must be designed to ensure that information required to be disclosed in reports filed with the SEC, is accumulated and communicated to the Company's management personnel to allow timely decisions regarding required disclosure. Also, this process is the support for the certifications of the CEO and CFO included as exhibits to this report.

Since 1993, the CEO and CFO have reported on the Bank's internal controls over financial reporting pursuant to FDICIA regulations. The Company's independent auditors have annually attested, without qualification, to the reports. Thus management is well acquainted with the process underlying the attestation to financial reporting controls. The current review process is built on the annual review at the Bank for FDICIA purposes as well as various other internal control processes and procedures, which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of the Company.

To monitor the Company's compliance with the disclosure controls and procedures, the Company has formed a Disclosure
Committee chaired by its CFO. The Disclosure Committee is composed of key members of senior management, who


                                                         41.

have knowledge of significant portions of the Company's internal control system as well as the business and competitive environment in which the Company operates. The Disclosure Committee covers all of the Company's significant business and administrative functions. One of the key responsibilities of each Committee member is to review the document to be filed with the SEC as they progress through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions.

The Disclosure Committee has designated a preparation working group that is responsible for providing and/or reviewing the detail supporting financial disclosures. The
Disclosure Committee also has designated a business issues working group that is responsible for the development of forward-looking disclosures.

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of June 30, 2003 and that those controls and procedures support the disclosures in this document. During the six months ended June 30, 2003, there were no material changes in the Company's internal controls over financial reporting.



                                                         42.

Part II - OTHER INFORMATION
------------------------------------------------------------

  Item 1 - Legal Proceedings
           The disclosures required hereunder are incorporated by reference to Note 5 to the consolidated financial statements.

  Item 5 - Other Information
           On April 30, 2003, the Bank announced that it had entered into an agreement with the Federal Reserve Bank of New York and the New York State Banking Department to enhance its compliance with anti-money laundering requirements. As set forth in the written agreement, the Bank has agreed to a number of improvements to its compliance, reporting, and review systems and procedures. The written agreement was filed as an exhibit to the March 31, 2003 Form 10-Q of the Company and is incorporated herein by reference. The foregoing discussion of the regulatory agreement is qualified in its entirety by reference to the text of the agreement.

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

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      (b)  Reports on Form 8-K
           A current report on Form 8-K was filed May 2, 2003 announcing that HSBC USA Inc. had submitted the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarter ended March 31, 2003 which was filed with the United States Securities and Exchange Commission.

           A current report on Form 8-K was filed April 28, 2003 furnishing the information required by Item 12 of Form 8-K, "Results of Operation and Financial Condition" by reference to HSBC USA Inc.'s press release issued on that date.


                                                         43.

SIGNATURE
------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act

of 1934, the registrant has duly caused this report to be

signed on its behalf by the undersigned, thereunto

duly authorized.



                                         HSBC USA Inc.
                                         (Registrant)




Date: August 4, 2003                 /s/ Gerald A. Ronning
                                -----------------------------
                                       Gerald A. Ronning
                                  Executive Vice President &
                                          Controller
                                 (On behalf of Registrant and
                                 as Chief Accounting Officer)




                                                         44.


                                                Exhibit 31.1


Certification of Chief Executive Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------


I, Youssef A. Nasr, certify that:

1. I have reviewed this report on Form 10-Q for the quarterly period ended June 30, 2003 of HSBC USA Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and


                                                         45.



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.




Date: August 4, 2003   /s/ Youssef A. Nasr
                       -------------------------------------
                       Youssef A. Nasr
                       President and Chief Executive Officer



                                                         46.


                                                Exhibit 31.2


Certification of Chief Financial Officer pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------


I, Roger K. McGregor, certify that:

1. I have reviewed this report on Form 10-Q for the quarterly period ended June 30, 2003 of HSBC USA Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and


                                                         47.



5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.




Date: August 4, 2003            /s/ Roger K. McGregor
                                ---------------------------
                                Roger K. McGregor
                                Executive Vice President and
                                Chief Financial Officer


                                                         48.


                                                Exhibit 32.0


Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
------------------------------------------------------------

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of HSBC USA Inc., a Maryland corporation (the
Company), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended
June 30, 2003 (the Form 10-Q) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 4, 2003         /s/ Youssef A. Nasr
                               -----------------------------
                               Youssef A. Nasr
                               President and Chief Executive
                                Officer



Dated:  August 4, 2003         /s/ Roger K. McGregor
                               -----------------------------
                               Roger K. McGregor
                               Executive Vice President and
                               Chief Financial Officer


The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by
Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to HSBC USA Inc. and will be retained by HSBC USA Inc. and furnished to the United States Securities and Exchange Commission or its staff upon request.