Form 10-Q
period 2003-09-30
HSBC USA INC /MD/
filed 2003-11-14
CIK 83246

CONFORMED 1.
================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

      or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                        Yes |X|                         No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At October 31, 2003, all voting stock (704 shares of Common Stock, $5 par value) was owned by HSBC North America Inc., an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA INC.
                                    FORM 10-Q

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Item 1 - Consolidated Financial Statements
         Balance Sheet                                                         3
         Statement of Income                                                   4
         Statement of Changes in Shareholders' Equity                          5
         Statement of Cash Flows                                               6
         Notes to Financial Statements                                         7

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations (MD&A)
         Performance Overview                                                 11
         Average Balances and Interest Rates                              13, 14
         Net Interest Income                                                  15
         Other Operating Income                                               16
         Operating Expenses                                                   22
         Income Taxes                                                         23
         Credit Quality                                                       24
         Business Segments                                                    25
         Derivative Instruments and Hedging Activities                        31
         Liquidity Management                                                 33
         Off-Balance Sheet Arrangements                                       35
         Capital                                                              39
         Market Risk                                                          39
         Trading Activities                                                   41
         Recently Issued Accounting Standards                                 43

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risk                                                    43

Item 4 - Controls and Procedures                                              43

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 - Legal Proceedings                                                    45

Item 5 - Other Information                                                    45

Item 6 - Exhibits and Reports on Form 8-K                                     45

Signature                                                                     46

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                        September 30,      December 31,
                                                                                 2003              2002
-------------------------------------------------------------------------------------------------------
                                                                                  in thousands
Assets
Cash and due from banks                                                   $ 2,351,394       $ 2,081,279
Interest bearing deposits with banks                                        1,426,427         1,048,294
Federal funds sold and securities purchased under resale agreements         4,627,723         2,742,943
Trading assets                                                             11,675,902        13,408,215
Securities available for sale                                              14,852,003        14,694,115
Securities held to maturity (fair value $4,586,633 and $4,905,162)          4,401,316         4,628,482
Loans                                                                      44,907,730        43,635,872
Less - allowance for credit losses                                            435,127           493,125
-------------------------------------------------------------------------------------------------------
      Loans, net                                                           44,472,603        43,142,747
Premises and equipment                                                        678,185           726,457
Accrued interest receivable                                                   299,114           328,595
Equity investments                                                            280,592           278,270
Goodwill                                                                    2,815,774         2,829,074
Other assets                                                                4,836,606         3,517,730
-------------------------------------------------------------------------------------------------------
Total assets                                                              $92,717,639       $89,426,201
=======================================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                     $ 6,138,635       $ 5,731,442
  Interest bearing                                                         36,685,778        34,902,431
Deposits in foreign offices
  Noninterest bearing                                                         417,850           397,743
  Interest bearing                                                         18,855,901        18,798,723
-------------------------------------------------------------------------------------------------------
      Total deposits                                                       62,098,164        59,830,339
-------------------------------------------------------------------------------------------------------
Trading account liabilities                                                 8,077,796         7,710,010
Short-term borrowings                                                       6,466,032         7,392,368
Interest, taxes and other liabilities                                       4,598,870         3,422,047
Subordinated long-term debt and perpetual capital notes                     2,103,210         2,109,163
Guaranteed mandatorily redeemable securities                                1,035,564         1,050,942
Other long-term debt                                                          601,528           514,739
-------------------------------------------------------------------------------------------------------
Total liabilities                                                          84,981,164        82,029,608
-------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                                               500,000           500,000
Common shareholder's equity
  Common stock                                                                      4                 4
  Capital surplus                                                           6,021,897         6,056,307
  Retained earnings                                                         1,030,831           578,083
  Accumulated other comprehensive income                                      183,743           262,199
-------------------------------------------------------------------------------------------------------
      Total common shareholder's equity                                     7,236,475         6,896,593
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                  7,736,475         7,396,593
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $92,717,639       $89,426,201
=======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                                                             Quarter ended September 30,     Nine months ended September 30,
                                                                  2003              2002              2003              2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                     in thousands
Interest income
    Loans                                                    $ 573,652        $  631,161       $ 1,769,370        $1,896,893
    Securities                                                 216,673           226,920           668,910           709,731
    Trading assets                                              29,895            44,224           104,400           118,770
    Short-term investments                                      17,905            34,832            60,827           122,140
    Other                                                        3,928             4,957            17,549            16,582
----------------------------------------------------------------------------------------------------------------------------
Total interest income                                          842,053           942,094         2,621,056         2,864,116
----------------------------------------------------------------------------------------------------------------------------
Interest expense
    Deposits                                                   150,450           235,913           511,126           764,984
    Short-term borrowings                                       12,830            58,467            71,329           177,300
    Long-term debt                                              49,604            52,627           155,278           170,729
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         212,884           347,007           737,733         1,113,013
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                            629,169           595,087         1,883,323         1,751,103
Provision for credit losses                                     (1,305)           39,000            86,195           168,750
----------------------------------------------------------------------------------------------------------------------------
Net interest income, after provision for credit losses         630,474           556,087         1,797,128         1,582,353
----------------------------------------------------------------------------------------------------------------------------
Other operating income
    Trust income                                                23,577            23,561            69,973            71,058
    Service charges                                             54,228            53,860           157,295           152,801
    Other fees and commissions                                 109,546           102,495           333,903           291,305
    Other income                                                36,934            30,547           128,735            78,872
    Mortgage banking revenue (expense)                         (73,628)           12,443           (80,224)           20,895
    Trading revenues                                            51,658             9,799           212,355            56,852
    Security gains, net                                          2,186            16,132            51,219           120,338
----------------------------------------------------------------------------------------------------------------------------
Total other operating income                                   204,501           248,837           873,256           792,121
----------------------------------------------------------------------------------------------------------------------------
                                                               834,975           804,924         2,670,384         2,374,474
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
    Salaries and employee benefits                             289,697           254,201           846,270           750,165
    Occupancy expense, net                                      39,635            40,184           114,841           114,056
    Other expenses                                             193,382           162,961           539,011           514,396
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       522,714           457,346         1,500,122         1,378,617
----------------------------------------------------------------------------------------------------------------------------
Income before taxes and minority interest                      312,261           347,578         1,170,262           995,857
Applicable income tax expense                                  114,100           130,628           445,200           368,886
Minority interest in net income of subsidiary                     (169)               --              (516)               --
----------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 197,992        $  216,950       $   724,546        $  626,971
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                                                      Nine months ended September 30,
                                                                                              2003               2002
---------------------------------------------------------------------------------------------------------------------
                                                                                                in thousands
Preferred stock
Balance, January 1,                                                                    $   500,000        $   500,000
---------------------------------------------------------------------------------------------------------------------
Balance, September 30,                                                                     500,000            500,000
---------------------------------------------------------------------------------------------------------------------
Common stock
Balance, January 1,                                                                              4                  4
---------------------------------------------------------------------------------------------------------------------
Balance, September 30,                                                                           4                  4
---------------------------------------------------------------------------------------------------------------------
Capital surplus
Balance, January 1,                                                                      6,056,307          6,034,598
Capital contribution from parent                                                             9,495             11,491
Return of capital                                                                          (43,905)                --
---------------------------------------------------------------------------------------------------------------------
Balance, September 30,                                                                   6,021,897          6,046,089
---------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, January 1,                                                                        578,083            415,821
Net income                                                                                 724,546            626,971
Cash dividends declared:
    Preferred stock                                                                        (16,798)           (17,398)
    Common stock                                                                          (255,000)          (445,000)
---------------------------------------------------------------------------------------------------------------------
Balance, September 30,                                                                   1,030,831            580,394
---------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
Balance, January 1,                                                                        262,199             98,607
    Net change in unrealized gains (losses) on securities                                 (127,628)            61,915
    Net change in unrealized gains on derivatives classified as cash flow hedges            25,221             57,788
    Foreign currency translation adjustment                                                 23,951             (1,913)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                              (78,456)           117,790
---------------------------------------------------------------------------------------------------------------------
Balance, September 30,                                                                     183,743            216,397
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity, September 30,                                              $ 7,736,475        $ 7,342,884
=====================================================================================================================

Comprehensive income
Net income                                                                             $   724,546        $   626,971
Other comprehensive income (loss)                                                          (78,456)           117,790
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                   $   646,090        $   744,761
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Nine months ended September 30,
                                                                             2003                2002
-----------------------------------------------------------------------------------------------------
                                                                               in thousands
Cash flows from operating activities
    Net income                                                       $    724,546        $    626,971
    Adjustments to reconcile net income to net cash provided
    (used) by operating activities
         Depreciation, amortization and deferred taxes                    321,371             479,957
         Provision for credit losses                                       86,195             168,750
         Net change in other accrual accounts                             582,361            (832,688)
         Net change in loans originated for sale                         (314,600)         (1,247,928)
         Net change in trading assets and liabilities                     969,770             208,420
         Other, net                                                      (268,188)           (216,194)
-----------------------------------------------------------------------------------------------------
              Net cash provided (used) by operating activities          2,101,455            (812,712)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks                   (479,389)          2,799,140
    Net change in short-term investments                               (1,794,034)         (4,606,865)
    Purchases of securities held to maturity                           (1,924,096)           (818,517)
    Proceeds from maturities of securities held to maturity             2,366,375           1,014,962
    Purchases of securities available for sale                        (11,870,832)        (10,497,502)
    Proceeds from sales of securities available for sale                3,460,819           6,512,916
    Proceeds from maturities of securities available for sale           8,826,956           3,301,123
    Net change in credit card receivables                                 (48,383)             30,620
    Net change in other short-term loans                                  (58,102)           (402,271)
    Net originations and maturities of long-term loans                 (1,318,903)             90,107
    Sales of loans                                                        243,029             189,023
    Expenditures for premises and equipment                               (25,870)            (57,959)
    Other, net                                                           (287,560)            384,941
-----------------------------------------------------------------------------------------------------
              Net cash used by investing activities                    (2,909,990)         (2,060,282)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net change in deposits                                              2,547,780            (320,996)
    Net change in short-term borrowings                                (1,285,799)          3,674,875
    Issuance of long-term debt                                            125,819             671,959
    Repayment of long-term debt                                           (37,221)           (512,616)
    Dividends paid                                                       (271,929)           (462,192)
-----------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                 1,078,650           3,051,030
-----------------------------------------------------------------------------------------------------
Net change in cash and due from banks                                     270,115             178,036
Cash and due from banks at beginning of period                          2,081,279           2,102,756
-----------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                             $  2,351,394        $  2,280,792
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.

Notes to Consolidated Financial Statements

1. Basis of Presentation
--------------------------------------------------------------------------------

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (the Bank), conform to accounting principles generally accepted in the United States of America (GAAP) and to predominant practice within the banking industry. Such policies are consistent with those applied in the presentation of the Company's 2002 annual financial statements. In the first nine months of 2003, certain 2003 and 2002 promulgations of the Financial Accounting Standards Board (FASB) and its Emerging Issues Task Force (EITF) became effective for the Company. Their adoption had no material effect on the Company's financial statements.

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

2. Goodwill and Intangible Assets
--------------------------------------------------------------------------------

During the second quarter of 2003, the Company completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

The following table presents all intangible assets of the Company that are being amortized. Total mortgage servicing rights (MSRs) amortization, including impairment related charges for the year ended December 31, 2003 is expected to be approximately $220 million. Given current market conditions relative to interest rates and prepayments, normally scheduled annual MSRs amortization for the years ended December 31, 2004 through 2007 would be approximately $125 million to $180 million. Actual annual levels of MSRs amortization could either increase or decrease dependent upon changes in interest rates, prepayment activity, salable production levels and associated levels of mortgage servicing right assets. At September 30, 2003 intangible assets are as follows.

------------------------------------------------------------------------------------------
  Intangible Assets
------------------------------------------------------------------------------------------
                                                                            Amortization
                                                                                 Expense
                                   Gross Carrying        Accumulated      9 Months Ended
                                           Amount       Amortization             9/30/03
------------------------------------------------------------------------------------------
                                                         in millions
  Mortgage servicing rights                  $831               $373*               $181**
  Favorable lease arrangements                 67                 18                   4
------------------------------------------------------------------------------------------
  Total                                      $898               $391                $185
==========================================================================================

*     Includes a $51.0 million impairment valuation reserve.

** Includes $180.2 million of amortization and impairment charges related to residential mortgage activity and $.6 million related to commercial mortgage activity

3. Related Party Transactions
--------------------------------------------------------------------------------

The Company is owned by HSBC North America Inc. (HNAI), an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). HSBC Group includes Household International, Inc. (Household) acquired by HSBC in the first quarter of 2003. These transactions occur at prevailing market rates and terms. The following table presents related party balances and the total income and expense generated by those transactions.

------------------------------------------------------------------------------
                                                 September 30,    December 31,
                                                          2003            2002
------------------------------------------------------------------------------
                                                              in millions
  Assets:
    Interest bearing deposits with banks                $  144          $  130
    Loans                                                  393             338
    Other                                                   23              38
------------------------------------------------------------------------------
      Total assets                                      $  560          $  506
------------------------------------------------------------------------------

  Liabilities:
    Deposits                                            $6,890          $6,140
    Short-term borrowings                                  601             267
    Other                                                  386             349
------------------------------------------------------------------------------
      Total liabilities                                 $7,877          $6,756
------------------------------------------------------------------------------

------------------------------------------------------------------------------
  Nine months ended September 30,                         2003            2002
------------------------------------------------------------------------------
                                                              in millions
  Interest income                                       $   14          $   21
  Interest expense                                          71              63
------------------------------------------------------------------------------

At September 30, 2003 and December 31, 2002, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were $135 billion and $88 billion respectively.

Extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral.

Employees of the Company participate in one or more stock option plans sponsored by HSBC. The Company's share of the expense of the plans for the first nine months of 2003 and 2002 was $9.5 million and $11.5 million respectively.

The Company also provides awards to key employees in the form of restricted shares. These awards require the achievement of certain performance targets and vest from one to three years from the date of the award. Total expense recognized by the Company for the program for the first nine months of 2003 and 2002 was $28.5 million and $17.7 million respectively.

4. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

------------------------------------------------------------------------------
  Pledged Assets
------------------------------------------------------------------------------
                                                September 30,     December 31,
                                                         2003             2002
------------------------------------------------------------------------------
                                                             in millions
  Interest bearing deposits with banks                 $   65           $   65
  Trading assets                                        1,099            1,770
  Securities available for sale                         4,436            6,083
  Securities held to maturity                           1,111            1,607
  Loans                                                   400              343
------------------------------------------------------------------------------
  Total                                                $7,111           $9,868
==============================================================================

5. Litigation
------------------------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in

Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name the Company, the Bank, and Republic New York Securities Corporation as defendants. The Company and the Bank have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Performance Overview
--------------------------------------------------------------------------------

      2003 Compared to 2002

The Company reported third quarter 2003 net income of $198.0 million, compared with $217.0 million in the third quarter of 2002. For the first nine months of 2003, net income was $724.5 million, compared with $627.0 million for the first nine months of last year. The decrease in net income for the third quarter of 2003 as compared to the third quarter of 2002 reflects lower levels of other operating income, driven by a reduction of mortgage banking revenue, and increased operating expenses. Offsetting this reduction was an increase in net interest income, improved trading results as well as lower provisions for credit losses. The increase in net income for the first nine months of 2003 as compared to the comparable period in 2002 reflects growth in net interest income, improved trading results as well as lower provisions for credit losses.

The quarterly and year to date increases in net interest income growth were driven by a larger balance sheet, a more favorable balance sheet mix, as well as strong treasury and mortgage banking interest spreads resulting from historically low interest rates and a steep yield curve. The quarterly and year to date increases in trading revenues include solid growth in the derivatives business and improved results in the foreign exchange business. Provisions for credit losses declined as credit quality continued to improve during the third quarter of 2003.

There was a quarterly and year to date reduction in mortgage banking revenue. These reductions were driven by lower levels of servicing related income which were partially offset by increases in originations and sales related income. The results of the Company also reflect a quarterly and year to date increase in operating expenses when compared to the third quarter and first nine months of 2002. The increases in operating expenses are due to higher levels of salaries and employee benefit costs, reflecting costs associated with the wealth and tax advisory services business which commenced activity during the third quarter of 2002, increased pension and fringe benefit costs and higher levels of performance related incentive compensation. During the third quarter of 2003 severance expenses were recorded for costs related to expense reduction initiatives, global resourcing moves and Household integration efforts. An increase in the effective tax rate also adversely impacted net income for the first nine months of 2003 as compared to last year.

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

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                                       Third Quarter 2003                   Third Quarter 2002
                                                Balance    Interest       Rate       Balance    Interest       Rate
-------------------------------------------------------------------------------------------------------------------
                                                                            in millions
Assets
Interest bearing deposits with banks           $  1,910      $  6.6       1.38%     $  1,110      $  8.4       2.99%
Federal funds sold and securities
    purchased under resale agreements             4,088        11.3       1.09         5,747        26.5       1.83
Trading assets                                   11,892        29.9       1.01        11,167        44.2       1.58
Securities                                       19,448       222.1       4.53        17,959       233.1       5.15
Loans
  Domestic
    Commercial                                   16,647       203.6       4.85        16,351       218.7       5.31
    Consumer
         Residential mortgages                   20,441       276.0       5.40        19,319       309.5       6.41
         Other consumer                           3,076        62.0       8.01         2,899        67.2       9.20
-------------------------------------------------------------------------------------------------------------------
      Total domestic                             40,164       541.6       5.35        38,569       595.4       6.12
  International                                   3,408        32.2       3.75         3,065        36.0       4.66
-------------------------------------------------------------------------------------------------------------------
      Total loans                                43,572       573.8       5.22        41,634       631.4       6.02
-------------------------------------------------------------------------------------------------------------------
Other                                                **         3.9         **            **         4.9         **
-------------------------------------------------------------------------------------------------------------------
Total earning assets                             80,910      $847.6       4.16%       77,617      $948.5       4.85%
-------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                        (474)                                (547)
Cash and due from banks                           2,648                                1,958
Other assets                                      8,745                                7,357
-------------------------------------------------------------------------------------------------------------------
Total assets                                   $ 91,829                             $ 86,385
===================================================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits                           $ 25,602      $ 44.4       0.69%     $ 21,202      $ 54.2       1.01%
    Other time deposits                           9,665        50.2       2.06        12,689        81.8       2.56
Deposits in foreign offices                      19,374        55.9       1.14        17,952        99.9       2.21
-------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                  54,641       150.5       1.09        51,843       235.9       1.81
-------------------------------------------------------------------------------------------------------------------
Short-term borrowings                             8,149        12.8       0.62        10,807        58.5       2.15
Long-term debt                                    3,725        49.6       5.28         3,640        52.6       5.74
-------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities               66,515      $212.9       1.27%       66,290      $347.0       2.08%
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                      2.89%                                2.77%
-------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                      6,628                                5,540
Other liabilities                                11,116                                7,343
Total shareholders' equity                        7,570                                7,212
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $ 91,829                             $ 86,385
===================================================================================================================
Net yield on average earning assets                                       3.11%                                3.07%
Net yield on average total assets                                         2.74                                 2.76
===================================================================================================================

*     Interest and rates are presented on a taxable equivalent basis.

** Other relates to interest earned on Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                                         Nine Months 2003                         Nine Months 2002
                                                Balance      Interest         Rate       Balance      Interest         Rate
---------------------------------------------------------------------------------------------------------------------------
                                                                                in millions
Assets
Interest bearing deposits with banks           $  1,668      $   19.3         1.55%     $  2,346      $   47.5         2.71%
Federal funds sold and securities
    purchased under resale agreements             4,359          41.5         1.27         5,431          74.6         1.84
Trading assets                                   12,445         104.4         1.12        10,445         118.8         1.52
Securities                                       19,091         685.0         4.80        18,314         728.1         5.32
Loans
  Domestic
    Commercial                                   16,563         612.7         4.95        16,441         626.5         5.09
    Consumer
         Residential mortgages                   20,667         874.5         5.64        19,062         941.4         6.59
         Other consumer                           3,011         187.8         8.34         2,982         204.7         9.18
---------------------------------------------------------------------------------------------------------------------------
      Total domestic                             40,241       1,675.0         5.56        38,485       1,772.6         6.16
  International                                   3,198          94.9         3.97         3,320         125.0         5.03
---------------------------------------------------------------------------------------------------------------------------
      Total loans                                43,439       1,769.9         5.45        41,805       1,897.6         6.07
---------------------------------------------------------------------------------------------------------------------------
Other                                                **          17.6           **            **          16.6           **
---------------------------------------------------------------------------------------------------------------------------
Total earning assets                             81,002      $2,637.7         4.35%       78,341      $2,883.2         4.92%
---------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                        (493)                                    (530)
Cash and due from banks                           2,452                                    1,972
Other assets                                      7,905                                    7,509
---------------------------------------------------------------------------------------------------------------------------
Total assets                                   $ 90,866                                 $ 87,292
===========================================================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits                           $ 24,414      $  144.4         0.79%     $ 20,815      $  158.7         1.02%
    Other time deposits                          10,553         171.5         2.17        13,375         286.2         2.86
Deposits in foreign offices                      19,208         195.2         1.36        18,901         320.1         2.26
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                  54,175         511.1         1.26        53,091         765.0         1.93
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                             9,207          71.3         1.04        10,966         177.3         2.16
Long-term debt                                    3,714         155.3         5.59         3,889         170.7         5.87
---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities               67,096      $  737.7         1.47%       67,946      $1,113.0         2.19%
---------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                          2.88%                                    2.73%
---------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                      6,261                                    5,511
Other liabilities                                10,035                                    6,663
Shareholders' equity                              7,474                                    7,172
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity     $ 90,866                                 $ 87,292
===========================================================================================================================
Net yield on average earning assets                                           3.14%                                    3.02%
Net yield on average total assets                                             2.80                                     2.71
===========================================================================================================================

*     Interest and rates are presented on a taxable equivalent basis.

** Other relates to interest earned on Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

Net Interest Income
--------------------------------------------------------------------------------

      2003 Compared to 2002

Net interest income for the third quarter of 2003 was $629.2 million compared with $595.1 million for the third quarter of 2002, an increase of 6%. For the first nine months of 2003, net interest income increased almost 8% to $1,883.3 million compared with $1,751.1 million for the first nine months of 2002. A better yielding mix of loans, securities and deposits on the balance sheet and lower funding costs contributed to the increases in net interest income. Average residential mortgages outstanding grew $1.1 billion and $1.6 billion for the third quarter and the first nine months of 2003 respectively, as compared with the same periods of 2002. The low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. There has also been a decrease in lower margin large corporate loans. The Company experienced over a $4.4 billion and $3.6 billion growth in average savings deposits for third quarter and the first nine months of 2003 respectively, as compared with the same periods of 2002. Due to the low interest rate environment and the current uncertainty of the equity markets, many customers have shown a preference to place funds in savings deposits as opposed to time deposits and mutual funds. The steep yield curve and historically low interest rates have led to increased interest margins on treasury investments and in our mortgage banking business.

      Forward Outlook

The Company will continue to pursue modest growth in high quality commercial loans and residential mortgages. Despite recent optimism throughout the financial markets during the third quarter, larger commercial and institutional clients continue to remain relatively cautious with regards to implementing significant new initiatives or generally expanding overall business capacity ahead of the projected recovery. The Company continues to solidify its lending relationships with these customers and is exploring opportunities to expand its overall client base within selected sectors where credit quality has stabilized. Our commercial middle market customers are displaying more optimism towards the economy. More of these customers are considering additional commitments of funds for modest expansion, including selected acquisitions. This optimism is less prevalent among our Upstate New York customers. Commercial real estate related lending levels should continue to be stable. The ultimate level of activity in the residential mortgage portfolio will depend on the interest rate environment and the Company's appetite for additional mortgage products on the balance sheet.

The returns relative to larger corporate and institutional clients are expected to remain stable and at the current favorable level for the remainder of the year. Interest margins for commercial middle market loans are expected to be stable in the near term.

The Company is expected to continue to benefit from the historically steep yield curve for the remainder of 2003. However, if the yield curve flattens, interest margins are likely to shrink. (See Quantitative and Qualitative Disclosures About Market Risk). This margin shrinkage may be dampened by balance sheet growth or other management actions.

The acquisition of Household by HSBC completed during the first quarter of 2003, will provide opportunities for future business growth. The Company is currently exploring opportunities to acquire certain consumer loan assets from Household, including residential mortgages and MasterCard and Visa and private label credit cards.

Other Operating Income
--------------------------------------------------------------------------------

      2003 Compared to 2002

      Trust Income

Trust income for the third quarter and the first nine months of 2003 as compared to comparable periods of 2002, was relatively stable. The Company has experienced business growth related to trust income in its International Private Banking and Issuer Services units. Offsetting this growth were decreases in the value of assets managed in personal and employee benefit accounts due to general equity market conditions. In most cases, the Company's fees are based on the value of assets managed and/or held.

      Service Charges

Service charges of $54.2 million in the third quarter of 2003 were essentially unchanged from the third quarter of 2002. For the first nine months of 2003 as compared to the first nine months of 2002, service charges increased $4.5 million to $157.3 million. The year to date increase primarily reflects higher rates earned on personal and commercial deposit service charges.

      Other Fees and Commissions

Other fees and commissions increased approximately $7.1 million in the third quarter of 2003 as compared to the third quarter of 2002, mainly due to a $6.5 million increase in revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. For the first nine months of 2003, other fees and commissions increased $42.6 million to $333.9 million compared with $291.3 million for the first nine months of 2002. The nine month increase includes $29.0 million of additional revenue from the wealth and tax advisory services business. Additionally, year to date increases totaling approximately $11 million were realized in commercial loan, letter of credit, trade services and bankcard fees because of increased activity. In the area of wealth management, there was some slowdown in sales of annuities and mutual funds associated with the uncertainties affecting the stock market and lower levels of interest rates.

      Other Income

Other income in the third quarter of 2003 was $36.9 million compared to $30.5 million in the third quarter of 2002. The quarter to quarter increase reflects a $4.2 million increase in revenues from the sale of insurance products and a $2.6 million increase in earnings from equity investments. Over 1,600 professionals are now licensed to sell insurance and certain annuity products through the Bank's retail network. For the first nine months of 2003, other income was $128.7 million, compared with $78.9 million for the first nine months of 2002. During the second quarter of 2003 the Company received $20.7 million from the Internal Revenue Service for settlement of interest compensation on a corporate tax refund for prior years. The majority of the remaining year to date increase relates to revenues from the sale of insurance products which increased $16.8 million and earnings from equity investments which increased $9.4 million.

      Forward Outlook - Trust, Service Charges, Other Fees and Commissions, and Other Income

The Company will continue to utilize its extensive retail distribution network, its HSBC Group linkage and its high quality sales and service culture to pursue revenue growth despite an uncertain economy. Efforts to maximize the "cross-sell" potential of the existing customer base have shown positive results to date and will continue to be a key business development theme for the upcoming year. Expansion of the Company's insurance business will also remain a strategic initiative.

      Mortgage Banking Revenue

The following table presents the components of mortgage banking revenue. The data in the table includes net interest income earned on assets and liabilities of the mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component is included in net interest income in the statement of income.

--------------------------------------------------------------------------------------------------------------
                                                              3rd            3rd       9 Months       9 Months
                                                          Quarter        Quarter          Ended          Ended
                                                             2003           2002        9/30/03        9/30/02
--------------------------------------------------------------------------------------------------------------
                                                                               in millions
  Net interest income                                     $  89.1        $  65.4        $ 277.9        $ 205.2
--------------------------------------------------------------------------------------------------------------

  Servicing:
    Servicing fee income                                     15.2           19.4           49.8           55.3
    MSRs amortization and impairment charges (1)            (36.9)         (67.1)        (180.2)        (102.4)
    Trading - Derivative instruments used to
     protect value of MSRs                                  (97.6)          54.0          (83.4)          56.6
    Gains on sales of available for sale securities           6.5             --           22.5             .1
--------------------------------------------------------------------------------------------------------------
  Total servicing related income (expense)                 (112.8)           6.3         (191.3)           9.6
--------------------------------------------------------------------------------------------------------------

  Originations and sales:
    Gains (losses) on sales of mortgages                    (17.8)          45.9           92.5           94.9
    Trading - Forward loan sale commitments                  54.6          (77.9)          33.5         (135.3)
            - Interest rate lock commitments                 (1.6)          35.6          (24.3)          44.9
    Fair value hedge activity (2)                             1.0             --             .4             --
--------------------------------------------------------------------------------------------------------------
  Total originations and sales related income                36.2            3.6          102.1            4.5
--------------------------------------------------------------------------------------------------------------

  Other mortgage income                                       3.0            2.5            9.0            6.8
--------------------------------------------------------------------------------------------------------------

  Total mortgage banking revenue (expense)
   included in other operating income                       (73.6)          12.4          (80.2)          20.9
--------------------------------------------------------------------------------------------------------------

  Total mortgage banking related revenue                  $  15.5        $  77.8        $ 197.7        $ 226.1
==============================================================================================================

(1) Includes a $34.0 million impairment recovery and a $47.9 million provision charge for impairment for the third quarter of 2003 and 2002 respectively. Includes a $24.4 million and a $51.0 million provision charge for impairment for the first nine months of 2003 and 2002 respectively. The impairment was recorded in a valuation reserve which has a balance of $51.0 million and $47.0 million at September 30, 2003 and September 30, 2002 respectively.

(2) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity. In December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of agency conforming closed mortgage loans originated for sale.

The increases in net interest income reflect growth in the residential mortgage portfolio in combination with widening interest rate spreads. Average residential mortgages outstanding grew $1.1 billion and $1.6 billion for the third quarter and the first nine months of 2003 respectively, as compared with the same periods of 2002. The low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. The steep yield curve and historically low interest rates have led to increased interest margins in our mortgage banking business.

Total servicing related income for the third quarter and the first nine months of 2003 decreased $119.1 million and $200.9 million respectively, compared to the same periods of 2002. The year to date decrease in servicing related income reflects an increase in the amortization of mortgage servicing rights (MSRs) and a provision for impairment. The impairment provision was recorded in a valuation reserve which has a balance of $51.0 million as of September 30, 2003. The higher level of MSRs amortization is attributable to the low rate environment and the associated higher level of mortgage prepayment activity for the first nine months of 2003. The quarterly and year to date decreases in servicing related income reflect reductions in trading revenue associated with derivative instruments used to protect the value of MSRs as compared to the same periods of 2002. Partially offsetting these reductions were gains related to the sale of certain mortgage backed securities available for sale that were used as "on-balance sheet" economic hedges of MSRs.

The extreme interest rate volatility experienced throughout 2003 impacted the value of the derivative instruments used to hedge the value of the servicing rights. This in conjunction with historically record high prepayment activity in 2003, resulted in servicing related losses for the third quarter and first nine months of 2003. These losses were partially offset by significant origination related income over these same timeframes.

Total originations and sales related income for the third quarter and the first nine months of 2003 increased $32.6 million and $97.6 million respectively, compared to the same periods of 2002. These increases reflect higher trading revenues related to forward loan sale commitments and significantly higher origination volumes. Total mortgage originations for the third quarter of 2003 were $9.8 billion compared to $4.5 billion for the third quarter of 2002. For the first nine months of 2003, total mortgage originations were $22.8 billion compared to $14.3 billion for the first nine months of 2002.

      Forward Outlook

The Company will continue to pursue organic growth in high quality residential mortgages. The ultimate level of activity in the residential mortgage portfolio will depend on the interest rate environment and the Company's appetite for additional mortgage products on the balance sheet. The acquisition of Household by HSBC completed during the first quarter of 2003, will provide opportunities for future business growth. The Company is currently exploring opportunities to acquire certain consumer loan assets from Household, including residential mortgages. In conjunction with Household, the Company has instituted a customer referral program to leverage the strengths of the two entities and increase overall originations volume. The mortgage banking business is expected to continue to benefit from the historically steep yield curve for the remainder of 2003. However, if the yield curve flattens, interest margins are likely to shrink.

The Company will continue to develop its strong national market presence by leveraging its well developed multi-channeled originations network to position the business for maximum origination opportunities in any type of housing market or interest rate environment.

The Company will continue to employ a well developed risk management strategy to reduce interest rate and prepayment risk by utilizing derivative instruments to effectively hedge both (a) the mortgage originations and (b) values of MSRs through different economic cycles and rate environments and within established guidelines.

      Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other operating income, but it is included in net interest income. Trading revenues related to the mortgage banking business are included in mortgage banking revenue. See analysis of mortgage banking revenue for details.

-------------------------------------------------------------------------------------
                                       3rd           3rd       9 Months      9 Months
                                   Quarter       Quarter          Ended         Ended
                                      2003          2002        9/30/03       9/30/02
-------------------------------------------------------------------------------------
                                                       in millions
  Trading revenues                 $  51.7       $   9.8        $ 212.4       $  56.9
  Net interest income                 17.9          22.8           63.8          51.8
-------------------------------------------------------------------------------------
  Trading related revenues         $  69.6       $  32.6        $ 276.2       $ 108.7
=====================================================================================

  Business:
    Derivatives and treasury       $  22.8       $   (.1)       $ 138.1       $  13.2
    Foreign exchange                  31.7          14.7           70.7          25.1
    Precious metals                   12.6          14.8           51.7          50.6
    Other trading                      2.5           3.2           15.7          19.8
-------------------------------------------------------------------------------------
  Trading related revenues         $  69.6       $  32.6        $ 276.2       $ 108.7
=====================================================================================

      2003 Compared to 2002

Total trading related revenues were $69.6 million in the third quarter of 2003 compared to $32.6 million in the third quarter of 2002. Derivatives and treasury trading revenue increases in the third quarter of 2003 are primarily the result of mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio, as opposed to mark to market losses in the prior year's quarter. The Company also had higher proprietary trading revenue in corporate and other securities, offset by lower proprietary trading revenue in interest rate derivatives. The increase in foreign exchange trading revenue in the third quarter of 2003 is due to increased client activity and the absence of trading losses that impacted the prior year's quarter. The decrease in precious metals trading revenue in the third quarter of 2003 is the result of adverse movements in precious metals interest rates offset by increased revenue from client activity.

Total trading related revenues were $276.2 million for the nine months ended September 30, 2003 as compared to $108.7 million for the nine months ended September 30, 2002. The increase in derivatives and treasury trading revenue in the first nine months of 2003 is due to increased client activity in interest rate equity and credit derivatives, higher net interest income of the Company's investment portfolio, higher proprietary trading revenue and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio, as opposed to mark to market losses in the nine months ended September 30, 2002. The increase in foreign exchange trading revenue for the first nine months of 2003 is due to increased client activity and proprietary trading gains as opposed to foreign exchange trading losses in the first nine months of 2002. The increase in precious metals trading revenue in the first nine months of 2003 is principally due to increased client activity offset by lower proprietary trading gains.

      Forward Outlook

The Company expects to continue to build and improve its capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals to expand its client franchise and grow related revenues. However, these revenues are subject to market factors, among other things, and may vary significantly from reporting period to reporting period. During the first quarter of 2003, HSBC acquired Household. The Company has entered into certain derivative contracts with Household subsequent to the acquisition in support of its treasury and capital markets needs. These transactions are included in trading related revenues above and the related party disclosures in Note 3. The Company expects to expand its derivatives business with Household.

      Security Gains, Net

Security gains were $2.2 million for the third quarter of 2003, compared to $16.1 million for the third quarter of 2002. For the first nine months of 2003, security gains were $51.2 million compared to $120.3 million for the same period of 2002. Certain Latin American securities were sold during the first nine months of 2003 in order to reduce the credit risk of the Company, resulting in $17.6 million of gains. The remainder of the security gains in 2003 primarily related to transactions that adjusted the average life and interest rate profile of the Company's available for sale securities holdings. Securities gains related to the mortgage banking securities sold that were acting as "on-balance sheet" economic hedges of MSRs are included in mortgage banking revenue.

Security gains for the first nine months of 2002 included gains on sales of mortgage-backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to interest rate changes and/or reduce its credit risk.

Operating Expenses
--------------------------------------------------------------------------------

      2003 Compared to 2002

Total operating expenses increased $65.4 million and $121.5 million for the third quarter and nine months ended September 30, 2003 respectively, as compared to the same periods for 2002. These increases reflect higher costs associated with salaries and employee benefits and severance expense, as noted below. Personnel costs related to the wealth and tax advisory services business, which commenced activity during the third quarter of 2002, accounted for $5.5 million and $31.0 million of the increases for the third quarter and first nine months of 2003 respectively, as compared to the same periods of 2002. During the third quarter, approximately $28 million in severance accruals were recorded for the estimated cost of expense reduction initiatives, global resourcing moves and Household integration efforts. For the first nine months of 2003, total severance related expense was $37.2 million, a $33 million increase over the comparable period of 2002. Higher costs related to certain volume driven and revenue driven incentive compensation programs also contributed approximately $11 million and $27 million respectively, to the quarterly and year to date expense increases in personnel costs. While fringe benefit costs were down for the third quarter of 2003, year to date fringe benefit costs increased $7.8 million, primarily due to higher pension and health care costs.

Other expenses related to the Company's insurance business increased approximately $3 million for the third quarter and $8 million year to date as compared to the same periods in 2002. These increases reflect higher claim expenses associated with continued growth in our insurance business and are more than offset by increases in insurance related other income. See comments related to other income. The quarterly and year to date increases in other expenses also reflect costs incurred by the Company to enhance its compliance with anti-money laundering requirements. See Part II - Other Information, Item 5 - Other Information.

      Forward Outlook

The Company is actively pursuing several initiatives to reduce its overall expense base including improving efficiency, eliminating redundancy and lowering the cost of traditional delivery channels.

As a member of a global organization, the Company has the opportunity to gain cost advantages through the utilization of human, technological and operational resources in low cost environments. The HSBC Group operates global processing centers in India, China and Malaysia. The Company has commenced the migration of certain operational and customer service activities to India and intends to continue to do so over the next few years. Exit costs associated with this global resourcing move are included in the third quarter 2003 severance expense. A qualified team is in place to manage the transition of the work ensuring no negative customer impact and the sensitive handling of affected employees.

There are various other expense reduction initiatives being pursued relative to Household as the two companies continue to re-evaluate processes, practices, and procedures. These initiatives will result in the combining or realigning of certain operations to reduce duplication, and will leverage best practices to take advantage of synergies of the integrated organization. Specific initiatives include improving efficiencies and economies of scale relative to information technology and pursuing opportunities to leverage the Company's purchasing power with Household to reduce health care and insurance costs.

Income Taxes
--------------------------------------------------------------------------------

      2003 Compared to 2002

The effective tax rate was 36.5% in the third quarter of 2003 compared with 37.6% in the same period of 2002. The effective tax rate was 38.0% in the first nine months of 2003 compared with 37.0% in the first nine months of 2002. The increase in the year to date effective tax rate is primarily attributable to a substantial increase in taxable income. The net deferred tax position at September 30, 2003 was a liability of $273 million compared with a liability of $209 million at December 31, 2002.

Credit Quality
--------------------------------------------------------------------------------

The following table provides a summary of the allowance for credit losses.

-------------------------------------------------------------------------------------------------------------------
                                                    3rd            3rd       9 Months           Year       9 Months
                                                Quarter        Quarter          Ended          Ended          Ended
                                                   2003           2002        9/30/03       12/31/02        9/30/02
-------------------------------------------------------------------------------------------------------------------
                                                                            in millions
  Balance at beginning of period                $ 475.8        $ 540.3        $ 493.1        $ 506.4        $ 506.4
  Allowance related to loans sold                    --            (.3)          (7.8)          (2.2)          (2.3)
  Provision charged (credited) to income           (1.3)          39.0           86.2          195.0          168.8
  Charge offs:
    Commercial                                     28.8           12.4          103.9          134.4           82.1
    Consumer                                       20.1           18.0           58.4           77.6           57.4
    International                                   8.7           14.6           12.0           28.9           20.3
-------------------------------------------------------------------------------------------------------------------
  Total charge offs                                57.6           45.0          174.3          240.9          159.8
-------------------------------------------------------------------------------------------------------------------
  Recoveries on loans charged off:
    Commercial                                      9.8            3.8           21.4           20.6           18.1
    Consumer                                        3.1            2.9            9.3           12.5            9.5
    International                                   5.3             .6            7.2            2.1             .8
-------------------------------------------------------------------------------------------------------------------
  Total recoveries                                 18.2            7.3           37.9           35.2           28.4
-------------------------------------------------------------------------------------------------------------------
  Total net charge offs                            39.4           37.7          136.4          205.7          131.4
-------------------------------------------------------------------------------------------------------------------
  Translation adjustment                             --            (.3)            --            (.4)           (.5)
-------------------------------------------------------------------------------------------------------------------
  Balance at end of period                      $ 435.1        $ 541.0        $ 435.1        $ 493.1        $ 541.0
-------------------------------------------------------------------------------------------------------------------

The following table provides a summary of credit quality statistics.

---------------------------------------------------------------------------------------
                                        September 30,     December 31,    September 30,
                                                 2003             2002             2002
---------------------------------------------------------------------------------------
                                                            in millions
  Nonaccruing Loans
    Balance at end of period                $   348.5        $   387.4        $   399.0
    As a percent of loans outstanding             .78%             .89%             .95%

  Allowance Ratios
    Allowance for credit losses as
     a percent of:
      Loans                                       .97%            1.13%            1.28%
      Nonaccruing loans                        124.86           127.28           135.59

  Criticized Assets (1)
    Balance at end of period                $ 1,441.8        $ 2,210.2        $ 2,265.8
---------------------------------------------------------------------------------------

(1)   Includes loans graded "special mention", "substandard" or "doubtful".

The provision for credit losses for the quarter ended September 30, 2003 was a credit of $1.3 million compared with a $39.0 million charge for the quarter ended September 30, 2002. The provision for credit losses for the first nine months of 2003 was $86.2 million compared with $168.8 million during the first nine months of 2002. These decreases reflect continued improvement in the overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets and nonaccruing loans.

Total nonaccruing loans decreased by $50.5 million from $399.0 million at September 30, 2002 to $348.5 million at September 30, 2003 and decreased by $38.9 million from $387.4 million at December 31, 2002. Criticized asset totals decreased by $824.0 million to $1,441.8 million at September 30, 2003 from $2,265.8 million at September 30, 2002 and decreased by $768.4 million from $2,210.2 million at December 31, 2002. Net charge offs during the third quarter of 2003 were $39.4 million compared to $37.7 million for the third quarter of 2002. Net charge offs during the first nine months of 2003 were $136.4 million compared with $131.4 million for the first nine months of 2002.

Key coverage ratios declined from the first nine months of 2002 compared to the first nine months of 2003, as the allowance for credit losses represented .97% of total loans and 124.86% of nonaccruing loans at September 30, 2003, versus 1.28% of total loans and 135.59% of nonaccruing loans at September 30, 2002. These ratios also declined slightly from December 31, 2002 when the allowance for credit losses represented 1.13% of total loans and 127.28% of nonaccruing loans, primarily due to a lower level of required reserves and reflecting improved credit quality.

The Company identified impaired loans totaling $240 million at September 30, 2003, of which $161 million had a related impairment reserve of $91 million. At September 30, 2002, $295 million of impaired loans were identified, of which $173 million had a related impairment reserve of $103 million and at December 31, 2002 there were $288 million of impaired loans, $170 million of which had a related impairment reserve of $89 million.

      Forward Outlook

Credit quality in all loan portfolios continues to show signs of stabilization and improvement. While there are economic and geopolitical issues that can impact credit quality, the favorable trend is expected to continue at this time. Although the Company is optimistic, it will continue to monitor closely key economic indicators and trends including governmental and private sector spending priorities, consumer confidence, corporate performance and the general business climate.

Business Segments
--------------------------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the Commercial Banking Segment to the Corporate, Investment Banking and Markets Segment. Prior period disclosures as reported in the third quarter 2002 Form 10-Q have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered.

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

--------------------------------------------------------------------------------------------------------------------------
                                                                    Corporate,
                                       Personal                     Investment
                                      Financial     Commercial     Banking and        Private
                                       Services        Banking         Markets        Banking        Other           Total
--------------------------------------------------------------------------------------------------------------------------
                                                                             in millions
  Third Quarter 2003
  Net interest income (1)               $   296       $    146        $    162        $    29        $  (4)       $    629
  Other operating income                     16             38              89             56            6             205
--------------------------------------------------------------------------------------------------------------------------
    Total income                            312            184             251             85            2             834
  Operating expenses (2)                    245            102             111             65           --             523
--------------------------------------------------------------------------------------------------------------------------
    Working contribution                     67             82             140             20            2             311
  Provision for credit losses (3)            17             (2)            (10)            (6)          --              (1)
--------------------------------------------------------------------------------------------------------------------------
    Income before taxes                      50             84             150             26            2             312
--------------------------------------------------------------------------------------------------------------------------
  Average assets                         28,051         14,403          46,140          2,954          281          91,829
  Average liabilities/equity (4)         31,376         13,483          38,690          8,280           --          91,829
--------------------------------------------------------------------------------------------------------------------------

  Third Quarter 2002
  Net interest income (1)               $   279       $    155        $    134        $    30        $  (3)       $    595
  Other operating income                     95             37              64             42           11             249
--------------------------------------------------------------------------------------------------------------------------
    Total income                            374            192             198             72            8             844
  Operating expenses (2)                    217             99              90             51           --             457
--------------------------------------------------------------------------------------------------------------------------
    Working contribution                    157             93             108             21            8             387
  Provision for credit losses (3)            14             30              (3)            (2)          --              39
--------------------------------------------------------------------------------------------------------------------------
    Income before taxes                     143             63             111             23            8             348
--------------------------------------------------------------------------------------------------------------------------
  Average assets                         25,644         14,909          43,341          2,213          278          86,385
  Average liabilities/equity (4)         29,606         12,286          36,129          8,364           --          86,385
--------------------------------------------------------------------------------------------------------------------------

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

      Personal Financial Services

Income before taxes for the segment decreased $93 million from the third quarter of 2002 reflecting lower levels of other operating income and higher levels of operating expenses partially offset by an increase in net interest income. The decrease in other operating income was driven by lower levels of mortgage banking revenue. This reduction was due to lower levels of servicing related income which was partially offset by increases in originations and sales related income. The increase in operating expenses reflects severance related accruals recorded in the third quarter of 2003. The increase in net interest income was driven by continued growth in residential mortgage activity, a better yielding mix of deposits and lower funding costs. Average residential mortgages grew $1.1 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property.

      Commercial Banking

Income before taxes for this segment increased $21 million over the third quarter of 2002, reflecting a lower provision for credit losses which was partially offset by higher levels of operating expenses. The $32 million decrease in the provision for credit losses reflects continued improvement in the overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets and nonaccruing loans. The increase in operating expenses reflects higher pension and health insurance costs and severance related accruals recorded in the third quarter of 2003. Offsetting these increases were lower operating expenses incurred by the restructured commercial finance receivables and equipment financing units.

      Corporate, Investment Banking and Markets

Income before taxes for the segment increased $39 million over the third quarter of 2002 driven by improved trading related results and higher levels of net interest income. The improvement in trading revenue reflects increases in derivatives and treasury trading and foreign exchange trading revenue. The increase in derivatives and treasury trading revenue is due to increased client activity in interest rate and credit derivatives, higher proprietary trading revenue and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio. The increase in foreign exchange trading revenue is due to increased client activity and proprietary trading gains. The above noted increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting from historically low interest rates and a steep yield curve. The increase in operating expenses reflects higher levels of performance driven incentive compensation and higher fringe benefit costs.

      Private Banking

This segment contributed $26 million to income before taxes compared to $23 million for the same period in 2002. This increase reflects a higher level of other operating income partially offset by a higher level of operating expenses. The increase in other operating income includes higher levels of trust income earned by International Private Banking. The increases in other operating income and operating expenses also relate to the wealth and tax advisory services, a business that commenced activity during the third quarter of 2002.

      Other

Other segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A.

--------------------------------------------------------------------------------------------------------------------------
                                                                      Corporate,
                                            Personal                  Investment
                                           Financial    Commercial   Banking and       Private
                                            Services       Banking       Markets       Banking        Other          Total
--------------------------------------------------------------------------------------------------------------------------
                                                                              in millions
  Nine months ended September 30, 2003
  Net interest income (1)                    $   892       $   447       $   467       $    89        $ (12)       $ 1,883
  Other operating income                         189           117           396           152           19            873
--------------------------------------------------------------------------------------------------------------------------
    Total income                               1,081           564           863           241            7          2,756
  Operating expenses (2)                         710           295           313           182           --          1,500
--------------------------------------------------------------------------------------------------------------------------
    Working contribution                         371           269           550            59            7          1,256
  Provision for credit losses (3)                 51            34             7            (6)          --             86
--------------------------------------------------------------------------------------------------------------------------
    Income before taxes                          320           235           543            65            7          1,170
--------------------------------------------------------------------------------------------------------------------------
  Average assets                              27,950        14,225        45,538         2,872          281         90,866
  Average liabilities/equity (4)              30,913        13,251        38,598         8,104           --         90,866
--------------------------------------------------------------------------------------------------------------------------
  Goodwill at September 30, 2003               1,223           533           631           429           --          2,816
--------------------------------------------------------------------------------------------------------------------------

  Nine months ended September 30, 2002
  Net interest income (1)                    $   828       $   433       $   401       $    98        $  (9)       $ 1,751
  Other operating income                         275           110           293            97           17            792
--------------------------------------------------------------------------------------------------------------------------
    Total income                               1,103           543           694           195            8          2,543
  Operating expenses (2)                         647           312           279           140           --          1,378
--------------------------------------------------------------------------------------------------------------------------
    Working contribution                         456           231           415            55            8          1,165
  Provision for credit losses (3)                 51           105             9             4           --            169
--------------------------------------------------------------------------------------------------------------------------
    Income before taxes                          405           126           406            51            8            996
--------------------------------------------------------------------------------------------------------------------------
  Average assets                              25,706        14,737        43,610         2,963          276         87,292
  Average liabilities/equity (4)              29,956        12,530        35,103         9,683           20         87,292
--------------------------------------------------------------------------------------------------------------------------
  Goodwill at September 30, 2002               1,224           544           635           428           --          2,831
--------------------------------------------------------------------------------------------------------------------------

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

      Personal Financial Services

Income before taxes for the segment decreased $85 million from the first nine months of 2002 reflecting lower levels of other operating income and higher levels of operating expenses partially offset by an increase in net interest income. The decrease in other operating income was driven by lower levels of mortgage banking revenue. This reduction was due to lower levels of servicing related income which was partially offset by increases in originations and sales related income. Wealth management fees were also lower, reflecting reduced demand for retail investment products, weaker consumer confidence and volatile equity markets. The increase in operating expenses reflects higher pension and health care insurance costs and severance related accruals recorded in the third quarter of 2003. The increase in net interest income was driven by continued growth in residential mortgage activity, a better yielding mix of deposits and lower funding costs. Average residential mortgages grew over $1.6 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property.

      Commercial Banking

Income before taxes for this segment increased $109 million over last year reflecting a decrease in the provision for credit losses and an increase in net interest income. The decrease in the provision for credit losses reflects continued improvement in the overall credit quality of the Company's commercial lending portfolios as evidenced by declining levels of criticized assets and nonaccruing loans. The increase in net interest income reflects lower funding costs and loan and fee income growth achieved by the Company's real estate lending unit. This net interest income growth was partially offset by revenue declines in the restructured commercial finance receivables and equipment financing units. The restructuring of the commercial finance receivables and equipment financing units led to lower operating expenses. These cost savings were offset by higher pension and health care insurance costs and severance related accruals recorded in the third quarter of 2003.

      Corporate, Investment Banking and Markets

Income before taxes for the segment increased $137 million over the first nine months of 2002 driven by higher levels of trading revenue and increases in net interest income. The year to date improvement in trading revenue primarily relates to derivative and treasury trading and foreign exchange trading revenue. The increase in derivatives and treasury trading revenue in the first nine months of 2003 is due to increased client activity in interest rate and credit derivatives, higher proprietary trading revenue and mark to market gains on "non SFAS 133 qualifying" economic hedges of the Company's investment portfolio as opposed to mark to market losses in the nine months ended September 30, 2002. The increase in foreign exchange trading revenue for the first nine months of 2003 is due to increased client activity and proprietary trading gains. The above noted increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting from historically low interest rates and a steep yield curve. The increase in operating expenses reflects higher levels of performance driven incentive compensation and higher fringe benefit costs.

      Private Banking

This segment contributed $65 million to income before taxes in the first nine months of 2003 compared with $51 million in the same period of 2002. The pretax increase reflects an increase in other operating income partially offset by higher levels of operating expenses. The increase in other operating income includes $29 million of additional revenue from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. Global private banking revenues increased in the first nine months of 2003 as a result of the repricing of services and higher levels of investment sales to international clients. The increase in operating expenses as compared to 2002 includes approximately $36 million related to the wealth and tax advisory services business.

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

The Company enters into certain derivative contracts for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. In addition, certain contracts do not qualify as SFAS 133 hedges and are accounted for on a mark to market basis through current earnings even though they were not acquired for trading purposes.

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

A summary of the notional amount of the Company's derivative financial instruments follows.

------------------------------------------------------------------------------
                                               September 30,      December 31,
                                                        2003              2002
------------------------------------------------------------------------------
                                                           in millions
  Interest rate:
    Futures and forwards                          $  112,859          $ 73,640
    Swaps                                            513,177           242,502
    Options written                                  158,979           106,540
    Options purchased                                171,109           108,710
------------------------------------------------------------------------------
                                                     956,124           531,392
------------------------------------------------------------------------------
  Foreign exchange:
    Swaps, futures and forwards                      131,605            80,042
    Options written                                   16,191             4,101
    Options purchased                                 16,851             4,875
    Spot                                              27,995             5,258
------------------------------------------------------------------------------
                                                     192,642            94,276
------------------------------------------------------------------------------
  Other (1):
    Swaps, futures and forwards                       37,049            28,011
    Options written                                    7,531             5,059
    Options purchased                                  7,431             5,042
    Credit derivatives                                25,628            11,058
------------------------------------------------------------------------------
                                                      77,639            49,170
------------------------------------------------------------------------------
  Total                                           $1,226,405          $674,838
==============================================================================

(1)   Other includes commodities, equities and precious metals.

The notional amount of derivative financial instruments only provides an indicator of the transaction volume in these types of instruments. It does not represent the Company's exposure to market or credit risks under these contracts. The total credit risk exposure of derivative financial instruments was $15.6 billion and $8.4 billion at September 30, 2003 and December 31, 2002 respectively. This credit risk exposure is calculated in a manner consistent with regulatory risk-based capital standards.

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

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At September 30, 2003, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.

                          Short-Term Debt                   Long-Term Debt
                 ------------------------------     ----------------------------
                 Moody's       S&P        Fitch     Moody's       S&P      Fitch
                 -------       ---        -----     -------       ---      -----
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

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $19 billion, approximately $6 billion of which, based on anticipated cash flows, is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $11 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

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

The Company projects, as part of normal ongoing contingency planning, that in the event of a severe liquidity problem there would be sources of cash exceeding projected uses of cash by more than $9 billion, assuming that the Company would not have access to the wholesale funds market. In addition, the Company maintains residential mortgages and other eligible collateral at the Federal Reserve that could provide additional liquidity if needed.

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

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Deferred fees, representing the fair value of the Company's "stand ready obligation to perform" under these guarantees, included in other liabilities at September 30, 2003 were $8.5 million. Also included in other liabilities at September 30, 2003 and December 31, 2002 was an allowance for credit losses relating to unfunded standby letters of credit of $24.8 million and $37.4 million respectively.

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

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of guarantees, are accounted for as derivative instruments and are carried at fair value. The commitment amount is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties.

Securities Lending Indemnifications

In securities lending transactions, the Company lends customers securities as an agent to third party borrowers. The Company indemnifies the customer against the risk of loss if the third party borrower fails to return the securities. The Company obtains collateral from the borrower with a market value exceeding the value of the loaned securities.

The following table summarizes, at September 30, 2003, the maximum potential amount of future payments the Company could be required to make under the various transactions discussed above if there were a total default by the guaranteed parties. These amounts do not take into consideration any recoveries under indemnification provisions or from collateral held or pledged.

---------------------------------------------------------------------------------------------------------
                                                            One      Over One       Over
                                                           Year       Through       Five
  September 30, 2003                                    or Less    Five Years      Years         Total
---------------------------------------------------------------------------------------------------------
                                                                          in millions
  Standby letters of credit, net of participations       $3,270       $   883       $139       $ 4,292(1)
  Loan sales with recourse                                   --             2         17            19(2)
  Credit derivatives                                        497        12,507        516        13,520(3)
  Securities lending indemnifications                     2,232            --         --         2,232(4)
---------------------------------------------------------------------------------------------------------
  Total                                                  $5,999       $13,392       $672       $20,063
=========================================================================================================

(1)   Includes $339 million issued for the benefit of related parties.

(2)   $14 million of this amount is indemnified by third parties.

(3)   Includes $472 million issued for the benefit of related parties.

(4) The Company holds collateral of $2,269 million to support these indemnifications.

Special Purpose and Variable Interest Entities

Refer to the disclosure under the caption "Recently Issued Accounting Standards" for a discussion of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46).

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

During the second quarter of 2003, the financing entity issued Capital Notes, risk transferring instruments in an amount greater than a majority of the expected losses as defined in FIN 46. 100% of the Capital Notes in the financing entity were sold to a third party unrelated to the HSBC Group. These notes carry a fixed rate of return and entitle the note holders to approval and/or voting rights with regard to certain business matters, which may arise in the business of the financing entity. As a result, the Capital Notes holders are in the first position to absorb more than a majority of the expected losses of the financing entity, if they occur. Therefore, neither the Company nor its affiliated member is required to consolidate the financing entity as the primary beneficiary in accordance with FIN 46.

At September 30, 2003 and December 31, 2002, the financing entity had total commitments to customers of $2,520.0 million and $1,250.0 million, and total investments of $1,495.3 million and $792.0 million respectively. At September 30, 2003 and December 31, 2002, the Company had liquidity commitments and standby letters of credit, which also represents the Company's maximum exposure to loss, to the financing entity of $1,495.3 million and $685.0 million respectively. Assets in the financing entity are principally trade receivables, auto loans and credit card receivables.

      Trust Certificates

The HSBC affiliate also organizes trusts that are special purpose entities
(SPEs) that issue floating rate certificates backed by the underlying assets of the trusts, which the SPEs purchase primarily from insurance companies. The Company's relationship with the SPEs is primarily as a counterparty to the SPEs' derivative transactions (interest rate and credit default swaps). The derivative transactions are accounted for in accordance with SFAS 133 and are carried at fair value. At September 30, 2003 and December 31, 2002 the SPEs had total assets of $850.1 million and $412.0 million respectively. At September 30, 2003, the Company's maximum exposure to loss from these unconsolidated trust transactions, which are comprised of investments in the trusts and the mark to market on the derivative transactions, was $355.7 million. These entities have been determined to be variable interest entities (VIEs) as defined by FIN 46. The Company is the primary beneficiary of a trust entity and has consolidated $6.7 million in net trading assets as a result. This trust entity has total assets of $10.0 million at September 30, 2003. Creditors of this VIE have no recourse to the general credit of the Company.

A third party organized a trust that is a SPE similar to the structure discussed previously. The Company's relationship with the SPE is as a counterparty to a credit default swap. This derivative transaction is accounted for in accordance with SFAS 133 and is carried at fair value. The SPE has been determined to be a VIE as defined by FIN 46. At September 30, 2003, the SPE had total assets of $65.0 million and the Company's maximum exposure to loss was $3.8 million.

      Hedge Funds

A consolidated subsidiary of the Company organized a hedge fund which seeks to generate capital appreciation while minimizing risk and volatility for its customers. This fund is a limited partnership and has been determined to be a VIE as defined by FIN 46. The consolidated subsidiary of the Company is the investment advisor and the general partner of the fund. At September 30, 2003, the fund had total assets of $16.2 million. The Company's maximum exposure to loss at September 30, 2003, which represents the Company's investment in the fund was $.1 million.

An outside third party organized a hedge fund similar to the fund described above. The Company is an equity investor in the fund. The fund has been determined to be a VIE as defined by FIN 46. At September 30, 2003, the fund had total assets of $440.0 million. As an equity investor, the Company's maximum exposure to loss represents the Company's equity investment at September 30, 2003 of $94.8 million. The market risk on the notes has been passed to an outside third party through a total return swap. The Company has concluded that these funds do not require consolidation.

      Trust Preferred Securities

At September 30, 2003, the Company consolidated several Capital Trust entities. These entities issued preferred capital securities and common stock. The trust invested the proceeds of these offerings, in junior subordinated debentures of the Company. The capital trust collects payments on the junior subordinated debt and in turn, makes payments on the capital securities. At September 30, 2003 and December 31, 2002 the capital trusts had total assets of $1,114.4 million and $1,092.2 million respectively. The Company consolidated a liability for the capital securities and accrued interest on the securities of $1,081.0 million and $1,059.4 million at September 30, 2003 and December 31, 2002 respectively. The Company currently expects to de-consolidate $750 million of the capital securities when FIN 46 is implemented during the fourth quarter of 2003. This will result in the recognition of a liability to the trusts of approximately $773 million plus related accrued interest and recognition of an investment in the trusts of approximately $23 million as of December 31, 2003.

      Investments in Limited Partnerships

The Company participates as a limited partner in Low Income Housing Tax Credit Partnerships. The Company's investments are typically less than 20% of the limited partnerships' outstanding interests. The investment in these limited partnerships, which also represents the Company's maximum exposure to loss was $74.8 million and $75.1 million at September 30, 2003 and December 31, 2002 respectively. These entities have been determined to be VIEs as defined by FIN
46. The VIEs had total assets of $1,916.3 million at September 30, 2003. The Company is not required to consolidate these VIEs since it will not incur a majority of the expected losses.

Capital
--------------------------------------------------------------------------------

Total common shareholder's equity was $7.2 billion at September 30, 2003 and $6.9 billion at December 31, 2002. The Company has elected to temporarily delay the declaration of additional common dividends pending the determination of cash and/or capital requirements related to possible transactions with Household currently under consideration.

The following table presents the capital ratios of the Company. To be categorized as well-capitalized under the Federal Reserve Board guidelines, a banking institution must have a minimum total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%.

------------------------------------------------------------------------------
                                                 September 30,   December 31,
                                                          2003           2002
------------------------------------------------------------------------------

  Total capital (to risk weighted assets)                13.59%         14.24%
  Tier 1 capital (to risk weighted assets)                9.28           9.36
  Tier 1 capital (to average assets)                      6.27           5.98
------------------------------------------------------------------------------

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in absolute value of the balance sheet for a one basis point upward movement in all interest rates. The institutional PVBP limit as of September 30, 2003 was $4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point upward change in interest rates, the policy dictates that the absolute value of the balance sheet shall not change by more than $4.0 million. As of September 30, 2003, the Company had an absolute value position of $1.0 million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of September 30, 2003, for a gradual 200 basis point increase in rates, the value was projected to drop by 9% and for a 100 basis point gradual decrease in rates, value was projected to drop by 2%. The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

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

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on October 1, 2003 would cause projected net interest income for the next twelve months to decrease by $74 million (-2%) and to increase by $40 million (+1%) respectively. These changes are well within the Company's +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on October 1, 2003, would cause projected net interest income for the next twelve months to decrease by $113 million and $84 million respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $230 million and $233 million respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve were to flatten significantly (i.e. long end of the yield curve down) over the next twelve months, the projected margin could shrink by approximately 5% to 8%, assuming no management actions.

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

The following table summarizes trading VAR of the Company.

-----------------------------------------------------------------------------------------
                                                  3rd Quarter 2003
                         September 30,     -------------------------------   December 31,
                                  2003     Minimum     Maximum     Average           2002
-----------------------------------------------------------------------------------------
                                                      in millions
  Total trading                  $19.4       $13.3       $28.0       $20.7          $11.4
  Commodities                      6.3          .9         7.0         3.4            2.6
  Credit derivatives               2.6          .6         3.6         1.9            2.1
  Equities                         2.3          .5         6.2         2.3            1.0
  Foreign exchange                 5.6         2.6        10.8         5.4            3.1
  Interest rate                   17.6        12.6        28.5        18.5            8.6
-----------------------------------------------------------------------------------------

The following summary illustrates the Company's daily revenue earned from market risk-related activities during the third quarter of 2003. Market risk-related revenues include realized and unrealized gains (losses) related to treasury and trading activities, but excludes the related net interest income. The analysis of the frequency distribution of daily market risk-related revenues shows that there were 16 days with negative revenue during the third quarter of 2003. The most frequent result was a daily revenue of between zero and $2 million with 27 occurrences. The highest daily revenue was $5.9 million and the largest daily loss was $3.3 million.

--------------------------------------------------------------------------------------------------
  Ranges of daily revenue
   earned from market
   risk-related activities
   (in millions)                   Below $(2)     $(2) to $0     $0 to $2     $2 to $4     Over $4
--------------------------------------------------------------------------------------------------
  Number of trading days
   market risk-related
   revenue was within the
   stated range                            3              13           27           15           6
--------------------------------------------------------------------------------------------------

Recently Issued Accounting Standards
--------------------------------------------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities, or is entitled to receive a majority of the VIE's residual returns, or both. FIN 46 increases required disclosures by a company consolidating a VIE and also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest.

The Company is currently reviewing the impact of the consolidation requirements of FIN 46, which apply immediately to VIEs created after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities which delayed the consolidation requirements of FIN 46 to the fourth quarter of 2003 for VIEs established prior to January 31, 2003. The disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established.

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

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of September 30, 2003 and that those controls and procedures support the disclosures in this document. During the nine months ended September 30, 2003, there were no material changes in the Company's internal controls over financial reporting.

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

Item 6 -    Exhibits and Reports on Form 8-K

      (a)   Exhibits -

            3(i) Registrant's Restated Certificate of Incorporation and Amendments thereto, Exhibit 3(a) to the Company's 1999 Annual Report on Form 10-K incorporated herein by reference.

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

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            A current report on Form 8-K was filed August 4, 2003 furnishing the information required by Item 12 of Form 8-K, "Results of Operation and Financial Condition" by reference to HSBC USA Inc.'s press release issued on that date.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HSBC USA Inc.
                                        (Registrant)


Date: November 14, 2003                 /s/ Joseph R. Simpson
                                        ----------------------------------------
                                        Joseph R. Simpson
                                        Senior Vice President & Controller
                                        (On behalf of Registrant and
                                        as Chief Accounting Officer)