Form 10-K
period 2003-12-31
HSBC USA INC /MD/
filed 2004-03-01
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act and registered on the New York Stock Exchange:
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

At February 29, 2004, all voting stock (704 shares of Common Stock $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

Yes |_|	No |X|

Documents incorporated by reference: None

This page is intentionally left blank.

2

HSBC USA Inc. Form 10-K TABLE OF CONTENTS

PART I

Item 1. Business

     History and Development

HSBC USA Inc. (the Company), incorporated under the laws of Maryland, is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company’s origin was in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. (Marine). In 1980, The Hongkong and Shanghai Banking Corporation (now HSBC Holdings plc, hereinafter referred to as “HSBC”) acquired 51% of the common stock of Marine and the remaining 49% of common stock in 1987. HSBC is one of the largest banking and financial services organizations in the world. In December 1999, HSBC acquired Republic New York Corporation (Republic) and merged it with the Company. At the merger date, Republic and the Company had total assets of approximately $47 billion and $43 billion respectively.

At December 31, 2003, the Company had assets of $95.6 billion and approximately 13,400 full and part time employees. The Company is among the 25 largest U.S. bank holding companies ranked by assets. The Company’s principal subsidiary is HSBC Bank USA (the Bank), which had assets of $93.0 billion and deposits of $64.5 billion at December 31, 2003.

The Company offers a full range of traditional commercial banking products and services to individuals, including high net worth individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products. The Bank also has mortgage banking and retail brokerage operations. The Company is an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet clients’ needs.

The Bank’s domestic operations are primarily in New York State. It also has banking branch offices in Pennsylvania, Florida, Oregon, Washington and California. In addition to its domestic offices, the Bank maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Panama, Asia, Latin America, Australia and Canada.

On March 28, 2003, HSBC completed its acquisition of Household International, Inc. (Household). As a result of the acquisition, the Company and Household have been working together to identify synergies in products and processes. Synergies have been achieved in card processing, IT contingency rationalization, purchasing, call center cooperation, the shared use of HSBC’s service centers, and the consolidation of certain administrative functions. In addition, Household’s credit scoring and data-mining technology has been made available to the Company. The Company and Household will continue to work cooperatively on product offerings and back-office operations. During 2003, the Company purchased domestic residential loan assets from Household. Subject to regulatory and other approvals, the Company will purchase additional consumer loan assets from Household in 2004.

     Regulation, Supervision and Capital

The Bank is supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve), and it is subject to banking laws and regulations, which place various restrictions on and requirements regarding its operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) and subject to relevant FDIC regulations.

The Bank is required to maintain noninterest bearing cash reserves with the Federal Reserve Bank. The Bank’s reserves averaged $577.9 million in 2003 and $394.0 million in 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) of 8% and 4% respectively. Also required are ratios of Tier 1 capital (as defined) to average assets (as defined) of 4% at the Bank level and 3% at the Company level as long as the Company has a strong supervisory rating.

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

	2003		2002 (1)

December 31,	Amount	Ratio	Amount	Ratio

	in millions
Total capital
(to risk weighted assets)
Company	$7,816	12.42%	$7,796	14.18%
Bank	7,325	11.82	6,684	12.38
Tier 1 capital
(to risk weighted assets)
Company	5,366	8.53	5,127	9.32
Bank	5,572	8.99	4,719	8.74
Tier 1 capital
(to average assets)
Company	5,366	5.87	5,127	5.98
Bank	5,572	6.22	4,719	5.66
Risk weighted assets
Company	62,945		54,993
Bank	61,973		53,982
Tangible common equity
(to risk weighted assets)
Company	4,022	6.39	3,737	6.80
Bank	5,621	9.07	4,755	8.81

(1)	2002 capital ratios have been restated to reflect a higher capital charge against facilities outstanding related to a commercial paper conduit.

The following shows the components of the Company’s risk-based capital.

December 31,	2003	2002

	in millions
Common shareholder’s equity	$6,833	$6,634
Preferred stock	375	375
Minority interest (primarily trust preferred
stocks of certain business units)	1,025	1,051
Less: Goodwill, identifiable intangibles and other	(2,881)	(2,918)
Foreign currency translation adjustment	14	(15)

Tier 1 capital	5,366	5,127

Long-term debt and other instruments
qualifying as Tier 2 capital	1,993	2,123
Qualifying aggregate allowance for
credit losses	437	539
Other Tier 2 components	20	7

Tier 2 capital	2,450	2,669

Total capital	$7,816	$7,796

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets.

The Bank is subject to risk-based assessments from the Federal Deposit Insurance Corporation (FDIC), the U.S. Government agency that insures deposits in the Bank to a maximum of $100,000 per domestic depositor. Depository institutions subject to assessment are categorized based on capital ratios and other factors, with those in the highest rated categories paying no assessments. The Bank was not assessed by the FDIC in the past three years.

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The current FICO assessment rate in effect at December 31, 2003 was 1.52 percent annually for assessable deposits. The FICO assessment rate is adjusted quarterly. The Bank is subject to a quarterly FICO premium.

The USA Patriot Act (Patriot Act), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government’s powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations on financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated this authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (FinCEN).

Many of the new anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to the Bank under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve new compliance obligations. The Patriot Act and other recent events have resulted in heightened scrutiny of Bank Secrecy Act and anti-money laundering compliance programs by the federal and state bank regulators. On April 30, 2003, the Bank entered into a written agreement with the Federal Reserve Bank of New York and the New York State Banking Department to enhance its compliance with anti-money laundering requirements. The Bank has implemented certain improvements in its compliance, reporting, and review systems and procedures and is in the process of implementing additional improvements in these areas.

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

Following the enactment of the Gramm-Leach-Bliley Act, the Company elected to be treated as a financial holding company (FHC). As an FHC, the Company’s activities in the United States have been expanded enabling it to offer a more complete line of products and services. The Company’s ability to engage in expanded financial activities as an FHC depends upon the Company’s meeting certain criteria, including requirements that its U.S. depository institution subsidiary, the Bank, and its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank, N.A., be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not timely corrected, the Federal Reserve Board may require an FHC to divest its control of any subsidiary bank or to cease to engage in certain financial activities.

Item 2.  Properties

The principal executive offices of the Company are located at 452 Fifth Avenue, New York, New York 10018, which is owned by the Bank. The principal executive offices of the Bank are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. The Bank has more than 400 other banking offices in New York State located in 49 counties, one branch in Pennsylvania, ten branches in Florida, six branches in California and one branch in Oregon and one in Washington. Approximately 40% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. The Bank owns properties in: Santiago, Chile; Panama City, Panama; Montevideo, Uruguay; and Punta del Este, Uruguay.

Item 3.  Legal Proceedings (See Note 20 Litigation)

Item 4.  Submission of Matters to a Vote of Security Holders  (Not applicable)

PART  II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters  (Not applicable)

Item 6. Selected Financial Data(1)

Summary income statement
Year Ended December 31,	2003	2002	2001	2000	1999

	in millions

Net interest income	$2,510.2	$2,376.3	$2,265.3	$2,118.5	$1,225.9

Trading revenues	290.6	130.1	254.8	140.2	10.0
Securities gains, net	48.3	117.6	149.3	28.8	10.1
Other operating income	814.8	811.6	691.6	663.4	443.9

Total other operating income	1,153.7	1,059.3	1,095.7	832.4	464.0

Goodwill amortization	—	—	176.5	176.1	33.3
Princeton Note Matter	—	—	575.0	—	—
Operating expenses	2,039.9	1,875.5	1,791.5	1,729.7	794.6
Provision for credit losses	112.9	195.0	238.4	137.6	90.0

Income before taxes and cumulative effect
of accounting change	1,511.1	1,365.1	579.6	907.5	772.0
Applicable income tax expense	570.4	509.7	226.0	338.5	308.3

Income before cumulative effect of
accounting change	940.7	855.4	353.6	569.0	463.7

Cumulative effect of accounting change -
implementation of SFAS 133, net of tax	—	—	(0.5)	—	—

Net income	$940.7	$855.4	$353.1	$569.0	$463.7

Adjusted net income (2)	$940.7	$855.4	$529.6	$745.1	$497.0

Balances at year end
Total assets	$95,562	$89,426	$87,114	$83,035	$87,246
Total tangible assets	92,736	86,544	84,218	79,806	83,939
Goodwill	2,777	2,829	2,842	3,172	3,245
Long-term debt	3,814	3,675	3,668	4,178	4,788
Common shareholder’s equity	6,962	6,897	6,549	6,834	6,717
Tangible common shareholder’s equity	4,022	3,737	3,535	3,481	3,461
Total shareholders’ equity	7,462	7,397	7,049	7,334	7,217
Ratio of shareholders’ equity to total assets	7.81%	8.27%	8.09%	8.83%	8.27%
Ratio of tangible common shareholder’s equity
to total tangible assets	4.34	4.32	4.20	4.36	4.12

Selected financial ratios (3)
Rate of return on
Total assets	1.02%	0.97%	0.41%	0.69%	1.35%
Total common shareholder’s equity	13.06	12.42	4.80	8.22	20.31
Total shareholders’ equity to total assets	8.20	8.20	8.50	8.56	6.67

(1)	HSBC acquired Republic New York Corporation (Republic) and merged it with the Company on December 31, 1999. The acquisition was accounted for as a purchase by the Company so that the fair value of the assets and liabilities of Republic are included in balances as of year end 1999. Accordingly, the results of operations of Republic are included with those of the Company for the periods subsequent to the acquisition.

(2)	With the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) on January 1, 2002, the Company is no longer required to amortize goodwill, but rather evaluate goodwill for impairment annually. Accordingly, for prior periods presented, goodwill amortization has been excluded from the adjusted amounts for consistency purposes.

(3)	Based on average daily balances.

Quarterly Results of Operations

	2003

	4th Q		3rd Q	2nd Q	1st Q

	in millions

Net interest income	$626.9		$629.2	$609.6	$644.5

Trading revenues	78.3		51.6	90.9	69.8
Securities gains, net	(2.9)		2.2	33.2	15.8
Other operating income	205.1		150.7	234.2	224.8

Total other operating income	280.5		204.5	358.3	310.4

Operating expenses	539.2	(1)	522.9	491.8	486.0
Provision for credit losses	26.8		(1.3)	31.2	56.2

Income before taxes	341.4		312.1	444.9	412.7
Applicable income tax expense	125.2		114.1	172.1	159.0

Net income	$216.2		$198.0	$272.8	$253.7

	2002

	4th Q	3rd Q	2nd Q	1st Q

	in millions

Net interest income	$625.2	$595.1	$574.0	$582.0

Trading revenues	73.2	9.9	3.8	43.2
Securities gains, net	(2.7)	16.1	66.2	38.0
Other operating income	196.6	222.9	196.2	195.9

Total other operating income	267.1	248.9	266.2	277.1

Operating expenses	496.9	457.4	471.2	450.0
Provision for credit losses	26.2	39.0	56.3	73.5

Income before taxes	369.2	347.6	312.7	335.6
Applicable income tax expense	140.7	130.7	114.1	124.2

Net income	$228.5	$216.9	$198.6	$211.4

(1)	The increase in operating expenses for the fourth quarter of 2003 as compared to the fourth quarter of 2002 reflects a $12.8 million increase in pension and health insurance costs and a $16.6 million increase in legal and professional fees. The increase in legal and professional fees includes costs incurred by the Company to enhance compliance with anti-money laundering requirements, fees related to brokerage self-clearing efforts and new product development in derivative and structured products.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES – THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.

	2003

	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$1,682	$24.5	1.46%
Federal funds sold and securities purchased under resale
agreements	4,521	55.2	1.22
Trading assets	12,427	136.6	1.10
Securities	19,051	907.5	4.76
Loans
Domestic
Commercial	16,612	805.1	4.85
Consumer
Residential mortgages	21,245	1,170.9	5.51
Other consumer	3,049	248.5	8.15

Total domestic	40,906	2,224.5	5.44
International	3,281	125.8	3.83

Total loans	44,187	2,350.3	5.32

Other interest	*	20.7	*

Total earning assets	81,868	$3,494.8	4.27%

Allowance for credit losses	(476)
Cash and due from banks	2,513
Other assets	7,920

Total assets	$91,825

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$24,822	$188.9	0.76%
Other time deposits	10,691	223.5	2.09
Deposits in foreign offices	19,490	253.9	1.30

Total interest bearing deposits	55,003	666.3	1.21

Short-term borrowings	8,885	91.3	1.03
Long-term debt	3,738	205.5	5.50

Total interest bearing liabilities	67,626	$963.1	1.42%

Interest rate spread			2.85%

Noninterest bearing deposits	6,464
Other liabilities	10,203
Total shareholders’ equity	7,532

Total liabilities and shareholders’ equity	$91,825

Net yield on average earning assets			3.09%

Net yield on average total assets			2.76

* Other interest relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest included fees of $59 million for 2003, $42 million for 2002 and $55 million for 2001.

SCHEDULE CONTINUED

2002			2001

Balance	Interest	Rate	Balance	Interest	Rate

in millions
$1,996	$54.7	2.74%	$4,467	$207.2	4.64%

5,289	94.7	1.79	3,588	137.9	3.84
10,943	161.3	1.47	8,429	217.1	2.58
18,541	975.3	5.26	19,808	1,292.3	6.52

16,464	841.5	5.11	16,997	1,064.2	6.26

19,346	1,250.0	6.46	17,123	1,247.5	7.29
2,963	270.5	9.13	3,186	340.8	10.70

38,773	2,362.0	6.09	37,306	2,652.5	7.11
3,281	160.1	4.88	4,135	286.1	6.92

42,054	2,522.1	6.00	41,441	2,938.6	7.09

*	23.4	*	*	27.9	*

78,823	$3,831.5	4.86%	77,733	$4,821.0	6.20%

(533)			(541)
2,017			1,891
7,473			7,193

$87,780			$86,276

$21,070	$211.7	1.00%	$17,503	$275.7	1.58%
12,879	355.2	2.76	14,861	727.2	4.89
18,705	406.7	2.17	20,263	901.5	4.45

52,654	973.6	1.85	52,627	1,904.4	3.62

11,415	231.5	2.03	9,894	337.2	3.41
3,901	225.4	5.78	4,043	280.6	6.94

67,970	$1,430.5	2.10%	66,564	$2,522.2	3.79%

		2.76%			2.41%

5,631			5,596
6,979			6,782
7,200			7,334

$87,780			$86,276

		3.05%			2.96%

		2.74			2.66

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Performance Overview

The Company reported net income of $940.7 million for 2003 compared with $855.4 million in 2002. Return on average common shareholder’s equity was 13.1% in 2003 and 12.4% in 2002. The increase in net income for 2003 as compared to 2002 reflects growth in net interest income, improved trading results as well as lower provisions for credit losses. Partially offsetting these increases were lower levels of residential mortgage servicing related revenue and lower levels of securities gains. Operating expenses increased for 2003 as compared to 2002, driven by higher salary and employee benefit costs.

The increase in net interest income was the result of an improved mix of loans, securities and deposits on the balance sheet and a continued steep yield curve. Also contributing to the increase in net interest income was a larger balance sheet, primarily residential mortgages and growth in lower cost savings deposits. Increases in trading revenues reflected growth in the interest rate and credit derivatives businesses and improved results in the foreign exchange business. The year to year decrease in provision for credit losses reflects continued improvement in the overall credit quality of the Company’s commercial lending portfolios as evidenced by a significant decline in the level of criticized assets.

The reduction in residential mortgage servicing related revenue was driven by accelerated amortization and large write-downs of mortgage servicing rights (MSRs), both the result of the low interest rate environment, and losses realized on derivative trading instruments used to protect the economic value of MSRs. Increases in salaries and employee benefit costs were the result of increased pension and fringe benefit costs, higher levels of performance related incentive compensation and costs associated with the wealth and tax advisory services business, which commenced activity during the third quarter of 2002. During the second half of 2003 severance expenses were recorded for costs related to expense reduction initiatives, global resourcing moves and Household integration efforts.

Forward Outlook – Overview

The Company is planning on growing its franchise during 2004. Income growth will be supported by additional investments in mortgage banking, corporate investment banking and selected commercial banking businesses and the emerging markets derivatives business. The Company will pursue prudent organic consumer and commercial loan growth during the next year. Despite a U.S. residential mortgage market that is expected to contract in 2004, the Company will pursue loan growth by expanding its product lines and increasing its sales and marketing efforts. The Company will also leverage its relationship with Household to increase consumer loan assets by way of referrals from Household offices to the Company. In addition, loan growth will be achieved through purchases of loans directly from Household. See Net Interest Income — Forward Outlook on page 18 for a review of anticipated loan growth associated with the Company’s relationship with Household.

During the upcoming year the Company will work towards keeping its operating expenses relatively flat compared to 2003, while supporting new business initiatives and certain systems conversions/upgrades. In 2004 the Company expects to benefit from expense reduction initiatives that began in 2003, Household related synergies and global resourcing.

The U.S. economy is expected to sustain recovery and grow in 2004 as business confidence and spending improves. A lack of adequate demand and pricing power is expected to maintain downward pressure on inflation during 2004. The Company expects that the Federal Reserve is unlikely to change rates in 2004 until improving economic conditions stabilize.

There are numerous risk factors that may prevent the Company from achieving its financial targets for 2004. For example, short-term interest rates increasing faster than longer term rates would reduce projections of net interest income for 2004. (See Quantitative and Qualitative Disclosures About Market Risk.) If higher interest rates occur, the Company’s projected organic loan growth may be dampened, jeopardizing a fairly aggressive growth plan. New business initiatives must produce significant revenue in the upcoming year as anticipated, in order to meet overall profit targets. Also expense save initiatives that were started in 2003 must be effectively implemented during 2004 in order for the Company to keep its expense base relatively flat while supporting these new business initiatives. The overall credit quality is projected to remain satisfactory and well controlled. Any significant drop off in the economy and its expected recovery could adversely impact credit quality and increase projected provisions for credit losses. Sharp movements in the financial markets could possibly have an adverse effect on related revenues earned in our treasury, traded markets and residential mortgage businesses.

There are also opportunities for the Company to exceed its financial targets for the upcoming year. Planned organic loan growth is expected to be funded by a combination of customer deposits and wholesale treasury funding. If anticipated customer deposit growth is greater than expected and/or is achieved earlier in the year, the Company will benefit. Interest spreads have narrowed throughout the second half of 2003 and the trend is expected to continue into 2004. If margins narrow more slowly than expected or if the yield curve steepens, the Company may generate additional net interest income.

Forward-Looking Statements

This report includes forward-looking statements. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges; significant changes in accounting, tax or regulatory requirements; consumer behavior; marketplace perceptions of the Company’s reputation and competition in the geographic and business areas in which the Company conducts its operations.

A detailed earnings performance review comparing 2003, 2002 and 2001 begins on page 17. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 63.

CRITICAL ACCOUNTING ESTIMATES

Provision for Credit Losses

An assessment of the adequacy of the allowance for credit losses is regularly conducted through a detailed review of the loan portfolio. The allocated portion of the allowance is based on an evaluation of specific commercial problem loans considered “impaired”. Reserves against impaired loans are determined primarily by reference to independent valuations of underlying loan collateral.

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

At December 31, 2003, there were $248 million of formula-based reserves contained within the total allowance for credit losses. In determining the overall level of such reserves, management selects and applies loss factors from within a predetermined range. Had the loss factors been utilized at the high end of the range, formula-based reserves would have increased to approximately $400 million. In contrast, had the loss factors been utilized at the low end of the range, formula-based reserves would have decreased to approximately $140 million.

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

For additional credit quality related sensitivities see the credit risk management section of the risk management review in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill

Goodwill is not subject to amortization but must be tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill.

Reporting units were identified based upon an analysis of each of the Company’s individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value.

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

The Company has established April 30 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. At April 30, 2003, the Company did not identify any individual reporting unit where fair value was less than carrying value, including goodwill. In aggregate, fair value of all the reporting units exceeded carrying value, including goodwill, by more than $6.1 billion. For no reporting unit was the excess of fair value over carrying value less than $500 million. The fair value calculations were tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and assuming no future expense saves are achieved; and keeping other variables constant while cutting projected revenue growth rates in half. In both of these cases there was no impairment identified in any reporting unit.

Mortgage Servicing Rights

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which if temporary, is recorded through the use of a valuation reserve or, if permanent as a direct write-down, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. These assumptions involve a high degree of subjectivity that is dependent on future interest rate movements. The reasonableness of these pricing models is periodically substantiated by reference to independent broker price quotations and actual market sales.

Note 6 to the consolidated financial statements contains information regarding the factors (prepayment rate, discount rate, etc.) that were used in determining the fair value of the MSRs at December 31, 2003. It also contains the isolated impacts on fair value resulting from hypothetical changes in those factors, as required by GAAP.

The Company manages its exposure to declines in the fair value of the MSRs by reference to the interest rate environment. For instance, at December 31, 2003, the Company estimated that the fair market value of the MSRs would have been $115 million higher from an economic perspective if intermediate term interest rates were to immediately increase by 100 basis points. As a result of using the lower of cost or market accounting model, as required by GAAP, the estimated increase in fair value of the MSRs that would have been recognized in pretax income in this scenario is limited to the amount of the temporary impairment reserve of $23 million. Similarly, if there was an immediate decrease in interest rates of 100 basis points, the value of the MSRs would have been $150 million lower.

However, in evaluating the impact of the interest rate changes, the effect of various financial instruments, including investment securities and derivatives, that are used to protect the economic value of the MSRs, should be considered. After including that effect, the adjusted impact on pretax income of a 100 basis point increase in rates is a decrease of approximately $6 million. The impact on pretax income of a 100 basis point decrease in rates is an increase of approximately $72 million. These estimates of changes in value reflect static rate changes and do not account for basis risk, time decay, nor material changes in volatility amongst other factors.

EARNINGS PERFORMANCE REVIEW

Net Interest Income

Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

	Increase/ (Decrease)			Increase/ (Decrease)
	2003	Amount	%	2002	Amount	%	2001

	in millions
Interest income	$3,494.8	$(336.7)	(8.8)	$3,831.5	$(989.5)	(20.5)	$4,821.0
Interest expense	963.1	(467.4)	(32.7)	1,430.5	(1,091.7)	(43.3)	2,522.2

Net interest income -
taxable equivalent
basis	2,531.7	130.7	5.4	2,401.0	102.2	4.4	2,298.8
Less: taxable
equivalent adjustment	21.5	(3.2)	(13.2)	24.7	(8.8)	(26.2)	33.5

Net interest income	$2,510.2	$133.9	5.6	$2,376.3	$111.0	4.9	$2,265.3

Average earning assets	$81,868	$3,045	3.9	$78,823	$1,090	1.4	$77,733
Average nonearning
assets	9,957	1,000	11.2	8,957	414	4.9	8,543

Average total assets	$91,825	$4,045	4.6	$87,780	$1,504	1.7	$86,276

Net yield on:
Average earning assets	3.09%	.04%	1.3	3.05%	.09%	3.0	2.96%
Average total assets	2.76%	.02%	.7	2.74%	.08%	3.0	2.66%

     2003 Compared to 2002

An improved mix of loans, securities and deposits on the balance sheet and a continued steep yield curve all contributed to the increase in net interest income as compared to 2002. Also contributing to the increase in net interest income was a larger balance sheet, primarily from residential mortgages and growth in lower cost savings deposits.

Average residential mortgages outstanding grew $1.9 billion compared with 2002, as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. Although total average commercial loans were essentially unchanged from 2002, the Company benefited from efforts to improve its loan mix. Less profitable relationships, including equipment finance, U.S. factoring and commercial finance relationships were exited, while more profitable commercial middle market and commercial real estate loans grew. This improved loan mix and higher levels of commercial loan prepayment fees helped the Company in its effort to maintain the gross rate earned on commercial loans during a period of declining rates. The securities portfolio also increased as longer term fixed rate instruments were purchased to replace matured variable rate securities. This strategy helped to improve the net yield as funding costs dropped more than the gross rate earned on these securities.

The Company experienced almost $4 billion growth in average savings deposits as compared to 2002. Due to the low rate environment and the uncertainty of the equity markets, many of our personal financial services customers have shown a preference to place funds in more liquid savings deposits as opposed to time deposits or mutual funds. This savings deposit growth has been achieved primarily in the New York City market. Higher levels of savings deposits also permitted the Company to reduce its reliance on short-term borrowings as a funding source. The almost $1 billion increase in average noninterest bearing deposits was due to commercial deposit growth and the increased usage of compensating balances to pay for services provided to commercial customers.

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

     Forward Outlook

The Company will pursue prudent organic consumer and commercial loan growth during the next year. It is expected that national originations of mortgages will contract by 40 to 50 percent from the record level of 2003. Despite the contracting mortgage market the Company plans on growing its business by expanding its product lines to include near prime credit quality, jumbo and other non-agency prime credit products. Increased sales and marketing efforts, including utilization of Household offices, will also be employed to grow the business. It is expected that the market for home equity lending products will provide good opportunities for growth in 2004. Increased sales and marketing efforts and competitive pricing will be employed to help grow credit card loans during 2004.

On December 31, 2003, approximately $2.8 billion of domestic residential mortgage loan assets were purchased from Household. It is anticipated that an additional $1.0 billion of similar receivables will be purchased from Household during the first quarter of 2004. During the remainder of 2004, the Company anticipates that approximately $3.0 billion of additional new residential mortgage loans underwritten by Household will be recorded by the Company.

Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $14 billion of credit card receivables from Household during 2004. As part of the same purchase transaction, residual interests in approximately $14 billion of securitized credit card receivable pools will also be transferred from Household. Subsequent to the initial transfer, additional credit card receivables will be purchased from Household on a daily basis.

Although the Company anticipates a significant positive financial impact during 2004, the actual impact on net interest income is difficult to estimate due to uncertainty over the amounts and timing of these loan purchases and receivable transfers from Household.

The Company will continue efforts to improve its commercial loan mix as well as grow certain commercial banking businesses. Additional resources will be allocated to commercial middle market, real estate and small business lending, particularly in the New York City, California and Florida markets. Overall commercial loan growth will be limited however, due to the run-off of equipment financing, U.S. factoring and commercial finance portfolios. Balance sheet growth will be funded by additional wholesale liabilities and the issuance of long-term debt. Personal and commercial deposit growth in excess of 5 percent is expected for 2004.

The Company is anticipating that the net yield on average assets earned on the existing balance sheet will be somewhat lower for full year 2004. The favorable market conditions that benefited treasury investments and the mortgage business during the early parts of 2003 are unlikely to continue throughout the next year. Interest spreads narrowed throughout the second half of 2003 and the trend is expected to continue into 2004. However, the addition of the anticipated Household loan purchases should improve the existing running rate of the Company’s net yield on average assets. Significant levels of liquidity amassed by large corporate clients and increasing overall capacity with the banking sector are having a dampening impact on spreads. Interest margins for commercial middle market loans are expected to be stable in the near term. However, if the yield curve flattens, interest margins are likely to shrink. (See Quantitative and Qualitative Disclosures About Market Risk.) This margin shrinkage may be dampened by balance sheet growth or other management actions.

The following table presents net interest income components on a taxable equivalent basis, using tax rates approximating 35%, and quantifies the changes in the components according to “volume and rate”.

Net Interest Income Components Including Volume/Rate Analysis

		2003 Compared to 2002 Increase (Decrease)		2002 Compared to 2001 Increase (Decrease)
	2003	Volume	Rate	2002	Volume	Rate	2001

	in millions
Interest income:
Interest bearing
deposits with banks	$24.5	$(7.6)	$(22.6)	$54.7	$(87.7)	$(64.8)	$207.2
Federal funds sold and
securities purchased
under resale agreements	55.2	(12.4)	(27.1)	94.7	49.0	(92.2)	137.9
Trading assets	136.6	20.0	(44.7)	161.3	53.4	(109.2)	217.1
Securities	907.5	26.3	(94.1)	975.3	(78.7)	(238.3)	1,292.3
Loans
Domestic
Commercial	805.1	7.5	(43.9)	841.5	(32.4)	(190.3)	1,064.2
Consumer
Residential
mortgages	1,170.9	115.5	(194.6)	1,250.0	152.1	(149.6)	1,247.5
Other consumer	248.5	7.7	(29.7)	270.5	(22.7)	(47.6)	340.8
International	125.8	—	(34.3)	160.1	(51.9)	(74.1)	286.1
Other interest *	20.7	(2.7)	—	23.4	(4.5)	—	27.9

Total interest income	3,494.8	154.3	(491.0)	3,831.5	(23.4)	(966.1)	4,821.0

Interest expense:
Deposits in domestic
offices
Savings deposits	188.9	33.8	(56.6)	211.7	48.9	(112.9)	275.7
Other time deposits	223.5	(54.3)	(77.4)	355.2	(87.1)	(284.9)	727.2
Deposits in foreign
offices	253.9	16.4	(169.2)	406.7	(64.7)	(430.1)	901.5
Short-term borrowings	91.3	(43.8)	(96.4)	231.5	45.3	(151.0)	337.2
Long-term debt	205.5	(9.2)	(10.7)	225.4	(9.6)	(45.6)	280.6

Total interest expense	963.1	(57.1)	(410.3)	1,430.5	(67.2)	(1,024.5)	2,522.2

Net interest income -
taxable equivalent basis	$2,531.7	$211.4	$(80.7)	$2,401.0	$43.8	$58.4	$2,298.8

* Other interest income relates to Federal Reserve Bank and Federal Home Loan Bank stock included in other assets.

The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Other Operating Income

The following table presents the components of other operating income.

		Increase/ (Decrease)		Increase/ (Decrease)
	2003	Amount	%	2002	Amount	%	2001

	in millions
Trust income	$93.8	$(.6)	(.7)	$94.4	$6.8	7.8	$87.6
Service charges	211.7	5.2	2.6	206.5	17.5	9.2	189.0

Letter of credit fees	70.5	4.1	6.2	66.4	5.4	8.8	61.0
Credit card fees	76.4	4.1	5.7	72.3	8.2	12.7	64.1
Investment product fees	75.1	(14.0)	(15.7)	89.1	21.3	31.5	67.8
Wealth and tax advisory services	39.0	23.9	158.0	15.1	15.1	—	—
Other fee-based income	185.3	30.1	19.4	155.2	23.3	17.7	131.9

Total other fees and commissions	446.3	48.2	12.1	398.1	73.3	22.6	324.8

Insurance	64.7	18.3	39.4	46.4	13.8	42.5	32.6
Interest on tax settlement	20.7	20.7	—	—	—	—	—
Other	80.2	37.8	89.1	42.4	18.0	73.8	24.4

Total other income	165.6	76.8	86.5	88.8	31.8	55.9	57.0

Mortgage banking revenue
(expense)	(102.6)	(126.4)	(532.0)	23.8	(9.4)	(28.5)	33.2
Trading revenues	290.6	160.5	123.4	130.1	(124.7)	(49.0)	254.8
Securities gains, net	48.3	(69.3)	(58.9)	117.6	(31.7)	(21.2)	149.3

Total other operating
income	$1,153.7	$94.4	8.9	$1,059.3	$(36.4)	(3.3)	$1,095.7

     2003 Compared to 2002

     Trust Income

The Company has experienced business growth related to trust income in its International Private Banking and Issuer Services units, as these customers showed a preference for fee generating off-balance sheet trust products in place of lower yielding on-balance sheet deposits. Offsetting this growth were decreases in investment management fees from proprietary mutual funds and a reduction in employee benefit related fees due to the sale of the Employee Stock Ownership Plans (ESOP) business late in 2002.

     Service Charges

Services charges increased in 2003 as compared to 2002, reflecting moderate price increases on certain personal banking services and volume driven increases in the Company’s U.S. dollar clearing business.

     Other Fees and Commissions

The year to year increase in credit card fees is primarily due to higher levels of credit card interchange fees, the result of a 12% increase in purchase volume per account. An increase in merchant fee income, the result of increased sales and marketing efforts, also contributed to this increase. The decrease in investment product fees for 2003 as compared to 2002 was due to lower sales and customer demand for annuity based products, which historically have had a higher commission structure. Uncertainties affecting the stock market reduced customer demand for equity mutual fund products, while sales of fixed income securities were higher in 2003. The increased revenue from the wealth and tax advisory services business reflects 12 months of activity for 2003 versus 4 months of activity for 2002 (the business commenced activity during the third quarter of 2002). Higher levels of fees earned by International Private Banking, Investment Banking and Markets and by the Company’s U.S. dollar clearing business account for the majority of the year to year increase in other fee-based income.

     Total Other Income

Increased sales, marketing and employee training efforts resulted in substantial growth in insurance income for 2003 as compared to 2002. Commissions from retail insurance products (life, disability and elder care) as well as credit and annuity reinsurance premiums have grown at a double digit rate. Over 1,600 professionals are now licensed to sell insurance and certain annuity products through the Bank’s retail network. During the second quarter of 2003 the Company received $20.7 million from the Internal Revenue Service for settlement of interest compensation on a corporate tax refund for prior years. Included in other is a $12 million increase related to equity investments primarily from the investment in HSBC Republic Bank (Suisse) S.A.

     2002 Compared to 2001

     Trust Income

Trust income increased in 2002 as compared to 2001 reflecting growth in Private Banking particularly from international clients. These customers showed a preference for fee generating equity and fixed income products in place of lower yielding on-balance sheet deposits.

     Service Charges

The increase in service charges for 2002 was due to growth in personal and commercial deposit service charges, reflecting business growth in the New York City region as well as fee increases instituted during 2002.

     Other Fees and Commissions

The growth in investment product fees was driven by increases in brokerage revenues due primarily to the sale of annuity products. Revenue related to the sale of annuity products increased $22.5 million compared with 2001. In the third quarter of 2002 the wealth and tax advisory services business commenced activity.

     Total Other Income

Increased sales, marketing and employee training efforts resulted in substantial growth in insurance income for 2002 as compared to 2001. The Company increased its sales force during 2002 as over 1,500 professionals were licensed to sell insurance and certain annuity products through our retail network. A $24.3 million increase in earnings on investments, accounted for under the equity method of accounting, drove the increase in other income. These improved earnings related primarily to the equity investment in HSBC Republic Bank (Suisse) S.A.

     Forward Outlook – Trust Income, Service Charges, Other Fees and Commissions and Other Income

The Company will continue to utilize its extensive retail distribution network, its HSBC Group linkage and its high quality sales and service culture to pursue revenue growth despite an uncertain economy. Efforts to maximize the “cross-sell” potential of the existing customer base have shown positive results to date and will continue to be a key business development theme for the upcoming year. Mortgage Banking Revenue

The following table presents the components of mortgage banking revenue. The data in the table includes net interest income earned on assets and liabilities of the mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component is included in net interest income in the statement of income.

	2003	2002	2001

	in millions
Net interest income	$371.8	$286.1	$203.6

Servicing:
Servicing fee income	71.8	72.4	70.9
MSRs amortization and impairment charges (1)	(184.7)	(133.3)	(58.0)
Trading - Derivative instruments used to
protect value of MSRs	(135.4)	44.7	(28.5)
Gains on sales of available for sale
securities	22.4	.5	—

Total servicing related income (expense)	(225.9)	(15.7)	(15.6)

Originations and sales:
Gains on sales of mortgages	117.4	163.7	66.6
Trading - Forward loan sale commitments	34.6	(188.5)	(23.4)
- Interest rate lock commitments	(40.2)	46.9	(4.0)
Fair value hedge activity (2)	.2	7.6	—

Total originations and sales related income	112.0	29.7	39.2

Other mortgage income	11.3	9.8	9.6

Total mortgage banking revenue (expense)
included in other operating income	(102.6)	23.8	33.2

Total mortgage banking related revenue	$269.2	$309.9	$236.8

(1)	Includes a $26.6 million and $56.3 million provision for impairment in 2003 and 2002 respectively. The impairment was recorded in a valuation reserve which has a balance of $23.0 million and $40.6 million at December 31, 2003 and December 31, 2002 respectively.

(2)	Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity. Effective December 2002, the Company established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of conventional closed mortgage loans originated for sale.

The increases in net interest income reflect growth in the residential mortgage portfolio in combination with widening interest rate spreads. In 2003 and 2002 average residential mortgages outstanding grew $1.9 billion and $2.2 billion respectively. During 2003, the mortgage industry experienced the lowest mortgage rates in forty years, with the rate on a 30 year fixed rate mortgage reaching a low of 4.99% in June. The unusually low interest rate environment in 2003 encouraged consumers to refinance mortgages and purchase residential property in unprecedented numbers, as the Company originated a record $30 billion in mortgages. The steep yield curve and historically low interest rates contributed to increased interest margins in our mortgage banking business.

Total servicing related income decreased $210.2 million in 2003 from 2002 and was relatively constant from 2001 to 2002. The decrease in servicing related income in 2003 was driven by accelerated amortization and large write-downs of mortgage servicing rights (MSRs) as customers refinanced mortgages in record numbers due to the low rate environment. The decrease in servicing related income also reflects significant losses on derivative instruments used to protect the economic value of MSRs. The June/July time period was one of the more difficult periods related to derivative activity. Specifically, as mortgage rates continued to fall in June, additional derivative instrument positions were taken to further reduce the exposure to losses in a continuing declining rate environment. Extreme interest rate volatility ensued during July when there was a significant rise in interest rates resulting in a substantial loss in value of the derivative instruments and resultant mark to market losses. Subsequent falls in rates only modestly recovered part of these losses which compounded the impact of large MSRs write-downs recorded in prior months. Partially offsetting these reductions were gains related to the sale of certain mortgage backed securities available for sale that were used as “on-balance sheet” economic hedges of MSRs.

While the values of MSRs generally decline in a falling rate environment as mortgages prepay, the effect of this decline is often mitigated to some degree by increases in originations and thus income from increases in mortgage loan refinancings. Total loan volumes originated for sale in 2003 were $20.1 billion compared to $12.4 billion for 2002. Market conditions during 2003 also permitted favorable pricing which allowed the Company to earn a significantly higher gain on sale percentage per salable loan dollar. Total originations and sales related income for 2003 therefore increased $82.3 million compared to 2002.

Approximately $2.8 billion of residential mortgage loan assets were purchased from Household on December 31, 2003. In conjunction with Household, the Company has also instituted a customer referral program to leverage the strengths of the two entities and increase overall origination volume.

     Forward Outlook

It is expected that national originations of mortgages will contract by 40 to 50 percent from the record level of 2003. Adjustable rate mortgages will take on a greater share of the market as fixed mortgage rates rise. Despite the contracting mortgage market the Company plans on growing its business by expanding its product lines to include near prime credit quality, jumbo and other non-agency prime credit products. Increased sales and marketing efforts, including utilization of Household offices, will also be employed to grow the business. The Company also anticipates the purchase of additional residential mortgages from Household during 2004. See Net Interest Income — Forward Outlook on page 18 for a review of anticipated residential mortgage loan growth associated with our relationship with Household. It is expected that the market for home equity lending products will provide good opportunities for growth in 2004. The correspondent business and bulk acquisitions will be employed to increase production. Additional mortgage related services will also be offered to better serve the customer and grow fee income.

The Company conducted a review of its MSRs hedging program in light of the unprecedented market conditions of 2003. This was to ensure that a program is in place to support anticipated business growth while at the same time limiting volatility in the mortgage banking results. The following MSRs hedging program revisions/enhancements have been instituted.

–	existing risk limits were tightened and additional risk limits were established for hedging of economic and accounting losses

–	the usage of additional off-balance sheet products for hedging, including FNMA and FHLMC TBAs securities, mortgage options, FNMA and FHLMC PO Swaps and Eurodollar and Treasury futures contracts

–	increased usage of “on-balance” sheet hedges of available for sale investment securities, including FNMA and FHLMC MBS pools, FNMA and FHLMC PO securities, FNMA and FHLMC debentures, U.S. Treasury notes and bonds.

Trading Revenues

Trading revenues are generated by the Company’s participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

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

	2003	2002	2001

	in millions
Trading revenues	$290.6	$130.1	$254.8
Net interest income	81.6	74.3	38.6

Trading related revenues	$372.2	$204.4	$293.4

Business:
Derivatives and treasury	$190.2	$70.8	$124.5
Foreign exchange and banknotes	101.4	39.5	88.8
Precious metals	59.3	70.2	52.6
Other trading	21.3	23.9	27.5

Trading related revenues	$372.2	$204.4	$293.4

     Trading Related Revenues: 2003 Compared to 2002

Total trading related revenues were $372.2 million in 2003 compared to $204.4 million in 2002, an increase of 82% over the prior year. The increase was primarily attributable to higher foreign exchange, banknotes, derivatives and treasury trading related revenues.

The increase in foreign exchange and banknotes revenues was due to increased client activity and improved trading results relative to 2002, when a challenging market environment in emerging markets currencies impacted performance. The increase in foreign exchange client activity can be attributed to significant investment in marketing and trading personnel, as part of a targeted effort to improve client business. Banknotes revenue in 2003 benefited from an improving global economy.

Derivative and treasury revenue increases in 2003 are primarily the result of mark to market gains on economic hedges of the Company’s investment portfolio. The Company also had higher proprietary trading revenue in corporate and other securities, offset by lower proprietary trading revenues in credit and interest rate derivatives. Revenue from client activity in interest and credit derivatives increased in 2003 due to an expanded customer base and a continued focus on servicing client business.

The decrease in precious metals trading revenues is a result of losses in risk taking activities in precious metals options and the impact of adverse movements in precious metals interest rates on other proprietary metal trading positions.

     Trading Related Revenues: 2002 Compared to 2001

Total trading related revenues were $204.4 million in 2002 compared to $293.4 million for 2001. The decline in derivatives and treasury trading revenue in 2002 resulted from mark to market losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the year. Offsetting these declines were increased trading revenues in credit and interest rate derivatives resulting from increased customer activity and proprietary trading positions, which profited from movements in credit and interest rate spreads.

The reduction in foreign exchange trading revenue for 2002 compared to 2001 reflected lower levels of proprietary trading revenue due to reduced volatility in the foreign exchange markets and adverse rate exchange movements.

The increase in precious metals trading revenue for 2002 compared to 2001 was due to increased customer activity and proprietary trading positions, which benefited from movement in precious metals spreads and prices.

     Trading Related Revenues: Forward Outlook

The Company expects to continue to build and improve its existing capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals, to expand its client franchise and grow related revenues. The Company also expects to build capability in emerging market derivatives. However, trading related revenues are subject to market factors, among other things, and may vary significantly from period to period.

Security Gains, Net

     2003

Certain Latin American securities were sold during 2003 in order to reduce the credit risk of the Company, resulting in $17.6 million of gains. The remainder of the security gains in 2003 primarily related to transactions that adjusted the average life and interest rate profile of the Company’s available for sale securities holdings. Securities gains related to the mortgage banking securities sold that were acting as “on-balance sheet” economic hedges of MSRs are included in mortgage banking revenue.

     2002

Security gains for 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. The Company sold the securities to adjust to interest rate changes and/or reduce its credit risk. Securities gains related to the mortgage banking securities sold that were acting as “on-balance sheet” economic hedges of MSRs are included in mortgage banking revenue.

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

Operating Expenses

	Increase (Decrease)			Increase (Decrease)
	2003	Amount	%	2002	Amount	%	2001

	in millions
Salaries and employee
benefits	$1,131.1	$101.8	9.9	$1,029.3	$28.9	2.9	$1,000.4
Net occupancy	156.4	.7	.4	155.7	.2	.1	155.5
Equipment and software	144.7	3.1	2.2	141.6	12.2	9.4	129.4
Goodwill amortization	—	—	—	—	(176.5)	—	176.5
Marketing	39.0	.9	2.3	38.1	(1.8)	(4.5)	39.9
Outside services	129.6	16.9	15.0	112.7	(2.2)	(1.9)	114.9
Professional fees	69.7	27.0	63.3	42.7	1.5	3.5	41.2
Telecommunications	41.6	(.9)	(2.1)	42.5	.8	2.0	41.7
Postage, printing and
office supplies	29.0	(3.0)	(9.2)	32.0	(.9)	(2.8)	32.9
Insurance business	30.6	7.0	29.8	23.6	10.3	77.9	13.3
HSBC charges	101.9	21.4	26.6	80.5	8.8	12.3	71.7
Princeton Note Matter	—	—	—	—	(575.0)	—	575.0
Other	166.3	(10.5)	(6.0)	176.8	26.2	17.4	150.6

Total operating expenses	$2,039.9	$164.4	8.8	$1,875.5	$(667.5)	(26.2)	$2,543.0

Personnel - average number	13,486	(370)	(2.7)	13,856	(585)	(4.1)	14,441

2003 Compared to 2002

Higher costs related to certain volume driven and revenue driven incentive compensation programs contributed approximately $23 million to the year to year increase in personnel costs. Fringe benefit costs increased $47.9 million compared to the prior year, primarily due to higher pension and health care costs. Offsetting these higher incentive and fringe benefit costs was a $25.7 million increase in personnel expense deferrals of direct costs associated with the origination of loans, primarily residential mortgage loans. The Company had almost a $9 billion increase in loan originations during 2003. During 2003 severance costs of $47.4 million were recorded for expense reduction initiatives, global resourcing moves and Household integration efforts, a $28.4 million increase over the prior year. Personnel costs related to the wealth and tax advisory services business, which commenced activity during the third quarter of 2002, were $56.2 million, a $33.7 million increase over 2002. Included in these costs are severance costs related to the closure of certain offices of the business.

The increase in outside services includes incremental costs of $5.3 million and $2.4 million supporting new business initiatives and products in treasury (derivative and structured products) and wealth management (brokerage self-clearing). Increased residential mortgages origination activity for 2003 also resulted in an over $2 million increase in outside services. The remaining increase in outside services relates primarily to increased costs related to global resourcing and information technology efforts.

Professional fees for 2003 include $12.9 million related to consulting and other professional fees incurred by the Company to enhance its compliance with anti-money laundering requirements. Professional fees increased $3.8 million and $3.3 million supporting new business initiatives and products in wealth management (brokerage self-clearing) and treasury (derivative and structured products) respectively.

The increase in insurance business expense reflects higher claim expenses associated with continued growth in the reinsurance businesses and is more than offset by increases in insurance related other income. See comments related to operating income.

The increase in HSBC charges was primarily due to increased costs supporting continued growth in our treasury and traded markets businesses.

2002 Compared to 2001

The increase in salaries and employee benefits reflected cost of living increases, production driven increases in incentive compensation for certain businesses and higher fringe benefit costs, primarily related to health care and pension costs. Also contributing to this increase were personnel costs related to the wealth and tax advisory services business which commenced activity during the third quarter of 2002.

The increase in equipment and software expense reflected higher levels of depreciation on infrastructure investments made during the prior three years.

The discontinuance of goodwill amortization in 2002 reflected the adoption of SFAS 142. See Note 7, Goodwill and Intangible Assets for a discussion of SFAS 142. Under SFAS 142, goodwill is no longer amortized through operating expenses.

The increase in insurance business expense reflected higher claim expenses associated with growth in the business and were more than offset by increases in insurance related income. See comments related to operating income.

The increase in HSBC charges was primarily due to increased cost supporting growth in our treasury and traded markets businesses.

The Princeton Note Matter expense recorded in 2001 related to the resolution of the majority of the litigation in the matter. For more information see the litigation footnotes in the Company’s 2002 and 2001 Form 10-K reports.

The increase in other expenses for 2002 as compared to 2001 was primarily due to the second quarter 2002 charge related to reserves for letters of credit and for a leveraged lease.

Forward Outlook

During the upcoming year the Company will work towards keeping its operating expense base relatively flat while supporting several new business initiatives and systems conversions/upgrades. Notable new business initiatives for 2004 include:

–	supporting planned mortgage banking expansion and portfolio growth

–	hiring relationship managers and staff and opening new offices to support commercial middle market, small business and commercial real estate expansion

–	growing the Company’s emerging markets derivatives business

–	supporting planned expansion of our corporate investment banking business

–	opening new retail branches in selected growth markets

In 2004 the Company expects to benefit from expense reduction initiatives that began in 2003, Household related synergies and global resourcing. These cost saves and the absence of one time costs incurred in 2003 for severance and compliance with anti-money laundering requirements should offset the incremental costs incurred in 2004 for new business initiatives and systems conversions/upgrades. The Company will also benefit from expense saves related to business exits, including the sale of the U.S. factoring business on December 31, 2003, as described in Note 1. Acquisitions/Divestitures.

Provision for Credit Losses

The provision for credit losses is recorded to adjust the allowance for credit losses to the level that management deems adequate to absorb losses inherent in the loan and lease portfolio. Such provisions in 2003 were $112.9 million, compared with $195.0 million in 2002, representing a decrease of $82.1 million. This decrease reflects continued improvement in the overall credit quality of the Company’s commercial lending portfolios as evidenced by a significant decline in the level of criticized assets as compared with 2002. Formula reserves on criticized commercial loans, a key component of the allowance for credit losses, decreased $78.5 million at December 31, 2003 as compared to December 31, 2002. This decrease drove the year to year decrease in the provision for credit losses. Nonaccruing loan and charge offs levels have also continued to improve modestly.

Criticized assets, which include loans credit graded “special mention”, “substandard” or “doubtful”, are a key indicator of credit quality. Criticized asset totals declined throughout the past year and at December 31, 2003 were $1,428 million compared with $2,210 million at December 31, 2002. While doubtful assets increased slightly during the year, substandard and special mentioned assets declined $315 million and $481 million respectively. During 2003 there was $1,017 million in payoff/principal reductions of criticized assets, including several large corporate credits. Also during 2003 there was $540 million in new credit downgrades into criticized assets and $306 million of credit upgrades or chargeoffs reducing criticized assets. Criticized assets at December 31, 2002 were essentially unchanged from December 31, 2001.

Total nonaccruing loans decreased by a total $21.7 million to $365.7 million at December 31, 2003 from $387.4 million at December 31, 2002. This decrease reflects the migration of $340.8 million of loans into nonaccrual status offset by $362.5 million of payoffs and pay downs, charge offs, returns to accrual and other movements. In 2002, $312.4 million of loans migrated to nonaccrual status, which were offset by $341.7 million of payoffs and paydowns, returns to accruals and other movements.

Total net charge offs were $191.8 million for the year ended December 31, 2003, a $13.9 million decrease from $205.7 million for the year ended December 31, 2002. Two large corporate customers accounted for over $75 million of the 2003 chargeoffs. Excluding these two customers the overall chargeoff trends were consistent with the continued overall improvement in commercial loan quality.

For most of 2003, credit card receivables delinquent thirty days and over were at a three year low, averaging 3.5% of loans outstandings for the year. The thirty day and over delinquency ratio of the Company’s credit card receivables continued to be notably better than the industry average. Net credit card charge offs for 2003 were $51.1 million as compared to $53.0 million for 2002.

Key coverage statistics have remained adequate as the allowance for credit losses at December 31, 2003 represented .82% of total loans as compared with 1.13% at December 31, 2002, and 109.0% of total nonaccruing loans at December 31, 2003, compared with 127.3% at December 31, 2002. The decline in these ratios was driven primarily by the significant improvement in criticized assets and the resulting $78.5 million decline in formula reserves as compared to 2002.

The Company also maintains a separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve decreased by $7.8 million to $43.6 million at December 31, 2003 from $51.4 million at December 31, 2002. Similar to the allowance for credit losses, the year to year improvement in the off-balance sheet reserve was driven by lower levels of formula reserves on criticized off-balance sheet items. The formula reserves for criticized off-balance sheet items decreased $9.7 million to $34.0 million at December 31, 2003.

     Forward Outlook

The favorable economic and business trends that led to improved credit related performance for 2003 are expected to continue in 2004. Credit quality should remain satisfactory and well controlled. A modest increase in provisioning for 2004, based on our current loan portfolios, is anticipated as overall provisions and allowance for credit losses normalize after a very favorable 2003. As noted in the forward outlook for net interest income, the Company will pursue growth in selected loan products as the economic and business climate should be conducive to prudent loan growth. Although the Company is optimistic, it will continue to monitor closely key economic indicators and trends including governmental and private sector spending priorities, consumer confidence, corporate performance and the general business climate.

Subject to regulatory and other approvals, significant consumer assets are expected to be acquired from Household during 2004. Depending upon the amounts and timing, these asset purchases could have a significant impact on the Company’s level of reserves and related loan charge offs.

An analysis of the allowance for credit losses and the provision for credit losses begins on page 41.

Income Taxes

The Company recognized income tax expense of $570.4 million and $509.7 million in 2003 and 2002 respectively. The increase in income tax expense for 2003 is principally due to an increase in pretax income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. At December 31, 2003, the Company had a net deferred tax liability of $267.9 million, as compared with a net deferred tax liability of $209.2 million at December 31, 2002. The change in the net deferred tax liability position is primarily attributable to tax deductible pension contributions and the tax effect of items accounted for on a mark to market basis.

Business Segments

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. As a result of HSBC line of business changes, the Company altered the business segments that it used in 2002 to reflect the movement of certain domestic private banking activities from the Personal Financial Services Segment to the Private Banking Segment. Also activity related to selected commercial customers was moved from the Commercial Banking Segment to the Corporate, Investment Banking and Markets Segment. Prior period disclosures as reported in the 2002 Form 10-K have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

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

The Commercial Banking Segment provides a diversified range of financial products and services. This segment provides loan and deposit products to small and middle-market corporations including specialized products such as real estate financing. In addition, various credit and trade related products are offered such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including the branch banking network.

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

Other Segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A. For 2001 the segment included the expense associated with the Princeton Note settlement and related liabilities recorded in September of 2001 and paid in January of 2002.

The following summarizes the results for each segment.

	Personal Financial Services	Commercial Banking	Corporate, Investment Banking and Markets	Private Banking	Other	Total

	in millions
2003
Net interest income (1)	$1,193	$592	$619	$123	$(17)	$2,510
Other operating income	250	158	526	195	25	1,154

Total income	1,443	750	1,145	318	8	3,664
Operating expenses (2)	930	402	442	265	1	2,040

Working contribution	513	348	703	53	7	1,624
Provision for credit losses (3)	68	55	(8)	(2)	—	113

Income before taxes	445	293	711	55	7	1,511

Average assets	28,601	14,236	45,738	2,936	314	91,825
Average liabilities/equity (4)	31,066	13,281	38,917	8,561	—	91,825

Goodwill at December 31, (5)	1,223	495	631	428	—	2,777

2002
Net interest income (1)	$1,106	$588	$566	$127	$(11)	$2,376
Other operating income	369	133	411	127	20	1,060

Total income	1,475	721	977	254	9	3,436
Operating expenses (2)	897	406	371	202	—	1,876

Working contribution	578	315	606	52	9	1,560
Provision for credit losses (3)	68	97	21	9	—	195

Income before taxes	510	218	585	43	9	1,365

Average assets	26,475	14,413	43,990	2,813	89	87,780
Average liabilities/equity (4)	29,872	13,239	35,645	9,006	18	87,780

Goodwill at December 31,	1,223	543	635	428	—	2,829

2001
Net interest income (1)	$1,018	$602	$513	$145	$(13)	$2,265
Other operating income	317	163	493	114	9	1,096

Total income	1,335	765	1,006	259	(4)	3,361
Operating expenses (2) *	849	404	364	175	575	2,367

Working contribution	486	361	642	84	(579)	994
Provision for credit losses (3)	72	64	90	12	—	238

CMBT *	414	297	552	72	(579)	756

Average assets	23,376	15,329	42,971	4,388	212	86,276
Average liabilities/equity (4)	29,197	12,548	31,573	12,814	144	86,276

Goodwill at December 31,	1,227	547	638	430	—	2,842

*	Contribution margin before tax (CMBT) represents pretax income (loss) excluding goodwill amortization in 2001. Effective January 1, 2002 goodwill is no longer amortized.

(1)	Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include fully apportioned corporate overhead expenses.

(3)	The provision apportioned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses. Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio.

(4)	Common shareholder’s equity and earnings on common shareholder’s equity are allocated back to the segments based on the percentage of capital assigned to the business.

(5)	The reduction in goodwill from December 31, 2002 to December 31, 2003 includes goodwill associated with the sale of the domestic factoring business on December 31, 2003.

     Personal Financial Services: 2003 Compared to 2002

Income before taxes for the segment decreased $65 million from 2002 reflecting lower levels of other operating income and higher levels of operating expenses partially offset by an increase in net interest income. The decrease in other operating income was due to a reduction in mortgage banking revenue, driven by accelerated amortization and large write-downs of MSRs. That decrease was partially offset by increases in residential mortgage originations and sales related income. Wealth management fees were also lower, reflecting reduced demand for retail investment products, weaker consumer confidence and volatile equity markets. The increase in operating expenses reflects higher personnel costs (pension, health care insurance costs and severance), professional fees associated with enhanced compliance with anti-money laundering requirements and higher technology related infrastructure expenses. The increase in net interest income was driven by continued growth in residential mortgage activity, an improved mix of loans and savings deposits and lower funding costs. Average residential mortgages grew $1.9 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property.

     Commercial Banking: 2003 Compared to 2002

Income before taxes for this segment increased 34% over 2002 reflecting a decrease in the provision for credit losses and an increase in other operating income. The decrease in the provision for credit losses was driven by continued improvement in the overall credit quality of the Company’s commercial lending portfolio as evidenced by a significant decline in the level of criticized assets. The increase in other operating income includes growth in fees earned by the commercial real estate lending business and commercial service charges from the New York City region as well as this segment’s share of the $20.7 million interest on a tax settlement for 2003. An increase in commercial loan prepayment fees earned by the Commercial Real Estate Lending business contributed to the year to year increase in net interest income. The restructuring of the commercial finance receivables and equipment financing units led to lower operating expenses. These cost savings were partially offset by higher pension, health care insurance and severance related costs.

     Corporate, Investment Banking and Markets: 2003 Compared to 2002

Income before taxes for this segment increased 22% over 2002 due to higher levels of trading revenue and net interest income. The year to year improvement in trading revenue primarily relates to derivatives and treasury trading and foreign exchange trading revenue. The increase in derivatives and treasury trading revenue for 2003 is due to increased client activity in interest rate and credit derivatives, higher proprietary trading revenue and mark to market gains on economic hedges of the Company’s investment portfolio. Increased client activity and improved trading results relative to 2002, when a challenging market environment in emerging markets currencies impacted performance, drove the improvement in foreign exchange trading revenue. The above noted increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting from historically low interest rates and a steep yield curve, particularly during the first half of the year. The increase in operating expenses reflects higher levels of performance driven incentive compensation and higher fringe benefit costs. Recoveries on several large credits in the Corporate Banking unit and improved overall credit quality drove the year to year improvement in provision for credit losses.

     Private Banking: 2003 Compared to 2002

Income before taxes for this segment increased 28% over 2002 reflecting increases in other operating income and a reduced provision for credit losses. Repricing of services, higher levels of investment sales and increases in trust income all contributed to the year to year increase in other operating income. The increase in other operating income also includes $24 million of additional revenues from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. The lower provision for credit losses reflects the improvement in the overall credit quality of the segment including fewer problem credits related to South American risk. The increase in operating expenses is due to a $39 million increase in expenses related to the wealth and tax advisory services business, including costs related to the closure of certain offices of the business. Also contributing to the expense increase are higher levels of performance related incentive compensation for certain businesses, agency recruitment fees and fringe benefit costs.

     Other: 2003 Compared to 2002

Other segment includes equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A. For 2002 this segment included the liability related to the Princeton Note Matter recorded in September of 2001 and paid in January of 2002.

     Personal Financial Services: 2002 Compared to 2001

Income before taxes for this segment grew 23% over 2001 driven by increases in net interest income and other operating income. The increase in net interest income for 2002 reflected the impact of a larger balance sheet, a wider interest margin earned on residential mortgages and a more profitable funding mix consisting of higher levels of savings deposits and lower levels of certificate of deposit products. Average residential mortgages grew $2.2 billion for 2002, as the mortgage banking division experienced increased levels of production driven by a low rate environment. Other operating income increased over the previous year reflecting growth in brokerage, primarily due to higher annuity sales, and insurance related income. Operating expense increases were attributable to performance related incentive compensation programs in brokerage, mortgage and branch banking.

     Commercial Banking: 2002 Compared to 2001

Income before taxes for this segment decreased $79 million from 2001 reflecting an increase in provision for credit losses and lower levels of other operating income and net interest income. The higher provision for credit losses for 2002 was due to a small number of problem loans. The credit quality deterioration that began late in 2001 and continued in early 2002, began to improve in the later part of the year. The decrease in other operating income includes foreign currency translation losses incurred in 2002 related to Mexican operations. The decrease in net interest income reflected a smaller balance sheet as the Company continued to exit less profitable commercial lending relationships during 2002.

     Corporate, Investment Banking and Markets: 2002 Compared to 2001

Income before taxes for this segment grew 6% over 2001 driven by a lower provision for credit losses and an increase in net interest income. Partially offsetting these improvements was a decrease in other operating income. The higher provision for credit losses in 2001 reflected losses related to a single large corporate customer in the energy sector. The increase in net interest income reflected a wider interest margin earned on treasury investments, due to lower short term rates, and a larger balance sheet. The reduction in other operating income reflected a decline in trading related revenues. Derivatives and treasury trading revenue declined due to mark to market losses on derivative instruments used to protect against rising interest rates and also from widening spread relationships that took place at various times during the year. A reduction in foreign exchange trading revenue for 2002 compared to 2001 reflected lower levels of proprietary trading revenue due to reduced volatility in the foreign exchange markets and adverse rate exchange movements.

     Private Banking: 2002 Compared to 2001

This segment contributed $43 million to income before taxes in 2002 compared to $72 million in 2001. The reduction in net interest income and average liabilities compared to 2001 reflected the migration of customers from deposit products to mutual funds and annuities due to the lower rate environment. Reduced net interest income and average assets and liabilities also reflected the continuing migration of customers in Asia to other HSBC Group members. The increase in other operating income was due to increased levels of fee income earned on wealth management products and revenue earned by the wealth and tax advisory services business formed in 2002. The increase in operating expenses related to costs associated with the wealth and tax advisory services business.

     Other: 2002 Compared to 2001

This segment for 2001 included the expenses associated with the Princeton Note settlement and related liabilities recorded in September 2001 and paid in January of 2002. Other segment also included equity investments in Wells Fargo HSBC Trade Bank and HSBC Republic Bank (Suisse) S.A.

BALANCE SHEET REVIEW

Securities Portfolios

Debt securities that the Company has the ability and intent to hold to maturity are reported at amortized cost. Securities acquired principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses included in accumulated other comprehensive income and reported as a separate component of shareholders’ equity.

The following table is an analysis of the carrying values of the securities portfolios at the end of each of the last three years.

	Available for Sale				Held to Maturity

December 31,	2003		2002	2001	2003	2002	2001

	in millions
U.S. Treasury	$	*	$266	$372	$124	$14	$—
U.S. Government agency		10,792	9,597	8,068	3,513	3,903	3,882
Obligations of U.S. states and
political subdivisions		—	—	—	573	673	769
Asset backed securities		1,786	2,935	3,485	—	—	—
Other domestic debt securities		416	705	739	294	31	—
Foreign debt securities		916	887	2,435	8	7	—
Equity securities		233	304	169	—	—	—

Total		$14,143	$14,694	$15,268	$4,512	$4,628	$4,651

*	Less than $500,000

The following table reflects the distribution of maturities of debt securities held at year end 2003 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2003. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

Securities — Contractual Final Maturities and Yield

Taxable Equivalent Basis	Within One Year		After One but Within Five Years		After Five but Within Ten Years			After Ten Years
	Amount	Yield	Amount	Yield	Amount		Yield	Amount	Yield

	in millions
Available for sale:
U.S. Treasury	$—	—%	$—	—%	$	*	6.67%	$—	—%
U.S. Government
agency	20	4.88	1,388	2.88		615	5.05	8,755	4.62
Asset backed
securities	2	4.58	450	1.66		640	2.06	692	1.56
Other domestic debt
securities	257.27		146	3.35		—	—	12	4.28
Foreign debt
securities	83	2.65	347	5.07		169	3.43	305	8.53

Total amortized cost	$362	1.09%	$2,331	3.00%		$1,424	3.52%	$9,764	4.53%

Total fair value	$362		$2,340			$1,432		$9,776

Held to maturity:
U.S. Treasury	$124	1.08%	$—	—%		$—	—%	$—	—%
U.S. Government
agency	9	7.28	124	7.17		119	6.80	3,261	6.40
Obligations of U.S.
states and political
subdivisions	8	7.88	49	9.49		108	8.94	408	9.04
Other domestic debt
securities	—	—	—	—		—	—	294	6.05
Foreign debt
securities	8	2.65	—	—		—	—	—	—

Total amortized cost	$149	1.92%	$173	7.83%		$227	7.81%	$3,963	6.64%

Total fair value	$150		$182			$244		$4,072

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

Loans Outstanding

The following table provides a breakdown of major loan categories as of year end for the past five years.

	2003	2002	2001	2000	1999

	in millions
Domestic:
Commercial:
Construction and mortgage loans	$7,075	$6,350	$5,954	$5,646	$5,648
Other business and financial	8,658	11,025	10,920	12,704	12,086
Consumer:
Residential mortgages	26,295	20,438	17,595	15,683	13,157
Credit card receivables	1,112	1,101	1,148	1,232	1,290
Other consumer loans	1,904	1,693	1,770	1,640	1,231

	45,044	40,607	37,387	36,905	33,412

International:
Government and official institutions	168	184	169	302	444
Banks and other financial institutions	186	139	314	852	727
Commercial and industrial	2,617	2,248	2,587	1,946	3,747
Consumer	459	458	466	413	—

	3,430	3,029	3,536	3,513	4,918

Total loans	$48,474	$43,636	$40,923	$40,418	$38,330

36

     2003

The increase in residential mortgages reflects the December 31, 2003 purchase of approximately $2.8 billion of residential mortgage loan assets from Household. The increase also was a result of loan growth attributed to the low interest rate environment which continued to stimulate consumers to refinance mortgages and purchase residential property.

The exit of less profitable relationships, including equipment finance, U.S. factoring and commercial finance resulted in a decrease in other business and financial commercial loans. Partially offsetting this decrease was business growth in commercial middle market loans in the New York City area. The increase in commercial construction and mortgage loans reflects business growth in New York State based commercial real estate lending businesses.

     2002

The increase in construction and mortgage loans reflected growth achieved in New York State based real estate lending businesses. The increase in residential mortgage loans was the result of increased levels of production driven by the low rate environment which began in 2001. The decrease in international loans reflected the continuing migration of customers in Asia to other HSBC Group members.

     2001

The decrease in other business and financial commercial loans for 2001 compared to 2000 reflected the intentional unwinding of marginally profitable relationships in Corporate Institutional Banking as well as lower levels of shorter term money market loans. Residential mortgages increased during 2001 as the mortgage banking division experienced higher levels of production driven by a low rate environment. On January 1, 2001, the Bank acquired approximately $346 million in commercial and consumer loans as a result of the acquisition of the Panama branches of HSBC Bank plc.

     2000

In the third quarter of 2000, HSBC acquired Credit Commercial de France. As part of the consolidation of HSBC’s commercial banking activities in the U.S., the Company acquired a commercial loan portfolio of approximately $500 million of the New York office of Credit Commercial de France. Additionally, $2.4 billion of commitments to lend were assumed as part of the acquisition.

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

Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

The following table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year end 2003.

December 31, 2003	One Year or Less	Over One Through Five Years	Over Five Years

	in millions
Domestic:
Construction and mortgage loans	$2,176	$3,278	$1,621
Other business and financial	5,848	2,402	408
International	2,157	844	429

Total	$10,181	$6,524	$2,458

Loans with fixed interest rates	$3,918	$2,261	$1,342
Loans having variable interest rates	6,263	4,263	1,116

Total	$10,181	$6,524	$2,458

Problem Loan Management

Borrowers who experience difficulties in meeting the contractual payment terms of their loans receive special attention. Depending on circumstances, decisions may be made to cease accruing interest on such loans.

Commercial loans are designated as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of all interest and principal based on certain factors, including adequacy of collateral. However, the Company complies with regulatory requirements, which mandate that interest not be accrued on commercial loans with principal or interest past due for a period of ninety days, unless the loan is both adequately secured and in process of collection.

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

Risk Elements in the Loan Portfolio at Year End

	2003	2002	2001	2000	1999

	in millions
Nonaccruing loans:
Domestic:
Construction and other commercial
real estate	$30	$29	$28	$35	$83
Other commercial loans	205	200	238	253	160
Consumer loans	93	102	118	104	95

Subtotal	328	331	384	392	338
International	38	56	33	31	6

Total nonaccruing loans	366	387	417	423	344
Other real estate and owned assets	17	17	18	21	14

Total nonaccruing loans, other real
estate and owned assets	$383	$404	$435	$444	$358

Criticized assets (1)	$1,428	$2,210	$2,200	$2,041	$2,942

Ratios:
Nonaccruing loans to total loans	.75%	.89%	1.02%	1.05%	.90%
Nonaccruing loans, other real estate
and owned assets to total assets	.40	.45	.50	.53	.41

Accruing loans contractually past due
90 days or more as to principal or
interest:
Consumer	$12	$5	$10	$13	$17
Commercial	24	31	12	29	23
International	1	5	—	—	—

Total accruing loans contractually past
due 90 days or more	$37	$41	$22	$42	$40

(1) Includes loans graded “special mention”, “substandard” or “doubtful”.

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

Nonaccruing loans at December 31, 2003 totaled $366 million compared with $387 million a year ago. Of the nonaccruing loans at December 31, 2003 over 38% are less than 30 days past due as to cash payment of principal and interest. Nonaccruing loans that have been restructured but remain on nonaccruing status amounted to $20 million, $4 million and $3 million at December 31, 2003, 2002 and 2001 respectively. During 2003, $24 million of nonaccruing commercial loans were sold. Cash payments received on loans on nonaccruing status during 2003 totaled $29 million, $12 million of which was recorded as interest income and $17 million as reduction of loan principal.

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

The Company identified impaired loans totaling $267 million at December 31, 2003 of which $179 million had a related impairment reserve of $86 million. At December 31, 2002, identified impaired loans were $288 million, of which $170 million had a related impairment reserve of $89 million.

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

Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. There were no cross-border net outstandings which exceeded .75% of total assets at December 31, 2003 and 2002.

Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End

	Banks and Other Financial Institutions	Government and Official Institutions	Commercial and Industrial (1)	Total

	in millions
December 31, 2001:
Germany	$1,145	$35	$56	$1,236

(1) Includes excess of local country claims over local country obligations.

Allowance for Credit Losses and Charge Offs

An analysis of the allowance for credit losses and related allowance ratios follows.

	2003	2002	2001	2000	1999

	in millions
Total loans at year end	$48,474	$43,636	$40,923	$40,418	$38,330
Average total loans	44,187	42,054	41,441	38,966	23,385

Allowance for credit losses:
Balance at beginning of year	$493.1	$506.4	$525.0	$638.0	$379.7
Allowance related to acquisitions
and (dispositions), net	(15.6)	(2.2)	(19.0)	(11.3)	268.6
Charge offs:
Commercial:
Construction and mortgage loans	2.5	8.0	6.7	11.2	—
Other business and financial	147.0	126.4	181.3	173.0	27.0
Consumer:
Residential mortgages	1.8	2.8	3.2	5.2	12.1
Credit card receivables	58.3	61.0	65.6	70.9	86.5
Other consumer loans	17.7	13.8	11.2	10.9	9.5
International	15.5	28.9	12.5	1.8	—

Total charge offs	242.8	240.9	280.5	273.0	135.1

Recoveries on loans charged off:
Commercial:
Construction and mortgage loans	2.3	9.4	.2	3.3	—
Other business and financial	28.0	11.2	28.8	14.6	18.3
Consumer:
Residential mortgages	.7	.8	1.0	1.0	1.0
Credit card receivables	7.2	8.0	9.1	10.7	11.6
Other consumer loans	4.6	3.7	3.6	4.5	3.9
International	8.2	2.1	.1	.2	—

Total recoveries	51.0	35.2	42.8	34.3	34.8

Total net charge offs	191.8	205.7	237.7	238.7	100.3

Translation adjustment	—	(.4)	(.3)	(.6)	—

Provision charged to income	112.9	195.0	238.4	137.6	90.0

Balance at end of year	$398.6	$493.1	$506.4	$525.0	$638.0

Allowance ratios:
Total net charge offs to average loans	.43%	.49%	.57%	.61%	.43%
Year-end allowance to:
Year-end total loans	.82	1.13	1.24	1.30	1.66
Year-end total nonaccruing loans	108.99	127.28	121.50	124.06	185.72

In addition, the Company also maintains a separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was $43.6 million at December 31, 2003 and $51.4 million at December 31, 2002.

As described in more detail in the Summary of Significant Accounting Policies beginning on page 70, the allowance for credit losses is the amount that in the judgment of management is adequate to absorb estimated losses inherent in the loan portfolio at the balance sheet date. It includes specific reserves, formula-based reserves and an unallocated component.

Management regularly performs an assessment of the adequacy of the allowance by conducting a detailed review of the loan portfolio. The specific loss portion of the allowance includes reserves that are calculated based upon an evaluation of individual commercial and residential mortgage loan problem credits that are considered “impaired” as well as formula-based reserves against loans where it is deemed probable, based upon analysis of historical data, that a loss is inherent in the loan portfolio even though it has not yet manifested itself in individual loan assets.

The Company regularly reviews its loss experience and assesses its loss factors utilizing current data, to ensure that the allowance for credit losses is adequate to cover losses inherent and historically measurable, but yet unidentified in its commercial and consumer loan portfolios. The estimation of inherent losses involves the determination of formula-based loss factors. These loss factors are developed and continually updated with consideration given to industry forecasts, concentration risks, and internal audit findings along with trends in delinquency, nonaccruals and credit classifications. For purposes of this analysis, commercial loan portfolios are segregated by specific business unit while consumer loans are segregated by product type.

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

An allocation of the allowance by major loan categories follows.

Allocation of Allowance for Credit Losses

	2003		2002		2001		2000		1999

	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

	in millions
Domestic:
Commercial:
Construction and
mortgage loans	$29	14.6	$27	14.6	$25	14.6	$28	14.0	$45	14.8
Other business	148	17.9	226	25.3	224	26.7	163	31.4	163	31.5
Consumer:
Residential mortgages	12	54.2	11	46.8	11	43.0	10	38.8	43	34.3
Credit card
receivables	48	2.3	51	2.5	53	2.8	62	3.0	40	3.4
Other consumer	22	3.9	27	3.9	29	4.3	31	4.1	17	3.2
International	75	7.1	93	6.9	105	8.6	117	8.7	116	12.8
Unallocated reserve	65	—	58	—	59	—	114	—	214	—

Total	$399	100.0	$493	100.0	$506	100.0	$525	100.0	$638	100.0

Contractual Obligations

Obligations to make future payments under contracts are as follows.

December 31, 2003	One Year or Less	Over One Through Five Years	Over Five Years	Total

	in millions
Subordinated long-term debt and
perpetual capital notes	$—	$550	$2,586	$3,136
Other long-term debt, including
capital lease obligations	390	183	90	663
Minimum future rental commitments
on operating leases	67	173	87	327

Total	$457	$906	$2,763	$4,126

Capital Resources

Total common shareholder’s equity at year end 2003 was $6,962 million, compared with $6,897 million at year end 2002. The equity base increased by $941 million from net income and reduced by $690 million for common shareholder dividends paid to HNAI and $22 million for dividends to preferred stock shareholders. The equity base also decreased by $134 million from the change in other comprehensive income. The other capital contribution from the parent of $15 million is related to an HSBC stock option plan in which almost all of the Company’s employees are eligible to participate.

The ratio of common shareholder’s equity to total year end assets was 7.28% at December 31, 2003 compared with 7.71% at December 31, 2002. The ratio of tangible common shareholder’s equity to total year-end tangible assets was 4.34% at December 31, 2003 compared to 4.32% at December 31, 2002.

OFF - BALANCE SHEET REVIEW

Off-Balance Sheet Arrangements

Letters of Credit

The Company may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to the Company’s credit approval process and collateral requirements. The Company issues two types of letters of credit, commercial and standby.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the Company’s “stand ready obligation to perform” under these guarantees, amounting to $11.8 million and $3.7 million at December 31, 2003 and 2002 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit, of $24.6 million and $37.4 million at December 31, 2003 and 2002 respectively.

Loan Sales with Recourse

The Company securitizes and sells assets, generally without recourse. In prior years, the Company’s mortgage banking subsidiary sold residential mortgage loans with recourse to it upon borrower default, with partial indemnification from third parties.

Credit Derivatives

The Company enters into credit derivative contracts both for its own benefit and to satisfy the needs of its customers. Credit derivatives are arrangements that provide for one party (the “beneficiary”) to transfer the credit risk of a “reference asset” to another party (the “guarantor”). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table on the following page is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

Securities Lending Indemnifications

The Company may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. The Company indemnifies the customers against the risk of loss and obtains collateral from the borrower with a market value exceeding the value of the loaned securities. At December 31, 2003, the fair value of that collateral was approximately $2,827 million.

Commitments to Extend Credit

The Company has the right to change or terminate any terms or conditions of a customer’s credit card or home equity line of credit account, upon notification to the customer.

The following table provides information at December 31, 2003 related to the off-balance sheet arrangements and lending and sales commitments.

December 31, 2003	One Year or Less	Over One Through Five Years	Over Five Years	Total

	in millions
Standby letters of credit, net of
participations	$3,237	$1,249	$104	$4,590	(1)
Commercial letters of credit,
net of participations	772	32	—	804
Recourse on sold loans	—	2	15	17	(2)
Securities lending indemnifications	2,762	—	—	2,762
Credit derivative contracts	594	15,295	494	16,383	(3)
Commitments to extend credit:
Commercial	20,239	9,614	893	30,746
Consumer	7,630	—	—	7,630
Commitments to deliver mortgage
backed securities	1,286	—	—	1,286

Total	$36,520	$26,192	$1,506	$64,218

(1)	Includes $435 million issued for the benefit of related parties.

(2)	$12 million of this amount is indemnified by third parties.

(3)	Includes $927 million issued for the benefit of related parties.

Special Purpose and Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The provisions of FIN 46 applied immediately to variable interest entities (VIEs) created or invested in after January 31, 2003. The effective date for VIEs created prior to February 1, 2003 is for periods ended after December 15, 2003. Thus, the Company has adopted the provisions of FIN 46 as of December 31, 2003.

At December 31, 2003, none of the VIEs that the Company is involved with, are required to be consolidated under FIN 46. Information for unconsolidated VIEs follows.

	Total Assets	Maximum Exposure to Loss

	in millions
Commercial paper conduit	$2,715	$2,890
Trust certificates	770	349
Hedge funds	6,866	178
Trust preferred securities	1,093	32
Investments in limited partnerships	1,336	158

Total	$12,780	$3,607

     Commercial Paper Conduit

An affiliated member of the HSBC Group (HSBC affiliate) supports the financing needs of customers by facilitating their access to the commercial paper markets. Specifically, pools of customers’ assets, typically trade receivables, are sold to an independently rated, commercial paper financing entity, which in turn issues short-term, asset backed commercial paper that is collateralized by such assets. Neither the HSBC affiliate nor the Company service the assets or transfer their own receivables into the financing entity.

The financing entity has also issued fixed rate Capital Notes to a third party in an amount greater than a majority of the expected losses as defined in FIN 46. These notes entitle the holders to approval and/or voting rights with regard to certain business matters of the financing entity. As a result, the holders are in the first position to absorb more than a majority of the expected losses of the financing entity. Therefore, under FIN 46, neither the Company nor its HSBC affiliate is the primary beneficiary and required to consolidate the financing entity.

The Company and other banks provide one year liquidity facilities, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. In addition, the Company provides a standby letter of credit as a program wide credit enhancement to the financing entity. The total of the liquidity facility and the standby letter of credit represents the Company’s maximum exposure to loss. Credit risk is managed on these commitments by subjecting them to the Company’s normal underwriting and risk management processes.

     Trust Certificates

The HSBC affiliate and third parties organize trusts that are special purpose entities (SPEs) that issue floating rate debt backed by the assets of the trusts. The Company’s relationship with the SPEs is primarily as a counterparty to the SPE’s derivative transactions (interest rate and credit default swaps). The Company’s maximum exposure to loss from the unconsolidated trust entities is comprised of investments in the trust and the market risk on the derivative transactions.

     Hedge Funds

Through a subsidiary, the Company has formed a hedge fund limited partnership. The subsidiary is the investment advisor and the general partner of the fund partnership. The Company’s investment in the fund is its maximum exposure to loss.

The Company is also an investor in unaffiliated hedge funds. While its investment is its maximum exposure to loss, it has passed the market risk on the aggregate of the investments to a third party through a total return swap.

     Trust Preferred Securities

At December 31, 2003, the Company owned all of the common equity of five trusts. The trusts have issued “Capital Securities”, guaranteed by the Company, representing preferred beneficial interests in the trusts’ assets, which consist of Company debt. Prior to December 31, 2003, these trusts were accounted for as consolidated subsidiaries of the Company. Their Capital Securities ($1,050.0 million face value at September 30, 2003), were reported as “guaranteed mandatorily redeemable securities” and distributions on the securities were recorded as interest expense.

As required by FIN 46, the Company has deconsolidated all five trusts, effective December 31, 2003. As a result, junior subordinated debt issued by the Company to the trusts, totaling $1,082.5 million face value at December 31, 2003, is reported as a liability instead of the Capital Securities of the trusts. $32.5 million of common capital securities issued by the trusts are now in other assets at December 31, 2003. For further information on this accounting change, see Note 11, Long-Term Debt to the consolidated financial statements.

     Investments in Limited Partnerships

The Company participates as a limited partner in Low Income Housing Tax Credit Partnerships. The Company’s investments are typically less than 20% of the limited partnerships’ outstanding interests. The amount the Company has committed to invest in these limited partnerships represents the Company’s maximum exposure to loss.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 increases required disclosures by a company consolidating a VIE and also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. The Company has adopted the requirements of FIN 46 at December 31, 2003.

In December 2003, the FASB issued Interpretation No. 46 Revised (FIN 46R). Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company is currently reviewing the impact of the consolidation requirements of FIN 46R.

Further information regarding the Company’s interest in VIEs is provided under Off-Balance Sheet Arrangements in this document.

In December 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on the consolidated financial statements of the Company.

In December 2003, the United States Securities and Exchange Commission issued a statement on accounting for loan commitments that relates to the originations of mortgage loans that will be held for resale. For commitments entered into after March 15, 2004, these commitments should be accounted for as written options. The Company is currently reviewing the impact of the change in accounting for these loan commitments.

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of the Company’s activities. For the principal activities undertaken by the Company, the most important types of risks are considered to be credit, market, interest rate, liquidity, operational, fiduciary and reputational. Market risk includes interest rate and trading risk, where trading risk refers broadly to all price risk reflected in mark to market positions.

The objective of the Company’s risk management system is to identify and measure risks so that:

–	the potential costs can be weighed against the expected rewards from taking the risks

–	unexpected losses can be minimized

–	appropriate disclosures can be made to all concerned parties

–	adequate protections, capital and other resources can be put in place to weather all significant risks

Historically, the Company’s approach to risk management has emphasized a culture of business line responsibility combined with central requirements for the diversification of customers and businesses. Extensive central requirements for controls, limits, reporting and the escalation of issues have been detailed in Company policies and procedures.

The Company recently embarked upon a multi-year program to upgrade its risk measurement methodologies and systems. The new practices and techniques involve more data, modeling, simulation and analysis. A new senior leadership structure has been introduced and includes independent risk specialists for operational and fiduciary risk, in addition to the existing risk specialists for credit and market activities, and the appointment of a Chief Risk Officer responsible for Company-wide risk management.

Risk management oversight begins with the Company’s Board of Directors and its various committees, principally the Audit and Examining Committee. Management oversight is provided by the Risk Management Committee which is chaired by the Chief Risk Officer, and which leverages itself off four principal subcommittees:

–	Credit Risk Committee

–	Asset and Liability Policy Committee

–	Operational Risk Management Committee

–	Fiduciary Risk Management Committee

Day-to-day management of credit risk is centralized under the Chief Credit Officer, and market risk principally under the Treasurer. Management of operational and fiduciary risk is decentralized and is the responsibility of each business and support unit. However, all risk areas have independent risk specialists setting standards, developing the new risk measurement methodologies, operating central risk databases, and conducting reviews and analyses. The Chief Risk Officer provides day-to-day oversight of these activities and works closely with Compliance and Audit.

Future Transactions With Household

Pending regulatory and other approvals, the Company is in the process of pursuing the transfer of certain assets from Household, including additional residential mortgage assests and interest in credit card receivables. These transactions potentially could have a significant impact on the economic and regulatory capital, credit risk, interest rate management, and liquidity management practices of the Company.

Economic and Regulatory Capital

A critical aspect of risk management is to define how much capital is needed to support losses that could emanate from the risks that underlie the Company’s businesses. This calculation is referred to as economic capital. Economic capital is an estimate of how much capital is needed by the Company, as opposed to the amount of capital actually held by the Company as a result of capital issuance, earnings retention and provisioning. In early 2004, the Company will begin to calculate economic capital from statistical analyses of possible losses related to credit, market, interest rate and operational risk. Confidence levels have been established: the Company targets having economic capital sufficient to cover losses over a one year time horizon 99.95% of the time. This is consistent with the maintenance of the Bank’s “AA” rating, as “AA” rated credits have historically defaulted at a rate of about .05% per year. The one year time horizon is also consistent with traditional planning and budgeting time horizons. Quantification of possible losses related to other risks, such as fiduciary and reputational risk, are broadly covered under the credit, market and operational risk quantifications.

The new data collection and quantitative methodologies the Company is putting in place for calculating economic capital are consistent with the requirements for the proposed advanced approaches for determining regulatory capital under the New Basel Capital Accord, being developed by the Basel Committee on Banking Supervision (Basel II). The advanced approaches include the Internal Ratings Based-Advanced approach for calculating credit risk capital requirements and the Advanced Measurement Approaches for calculating operational risk capital requirements. The Company is not required to adopt the advanced approaches by its primary regulator, the Federal Reserve, but is intending to do so voluntarily. Implementation of the advanced approaches remains subject to the finalization of the Accord by the Basel Committee, and its adoption by U.S. regulators.

Credit Risk Management

Credit risk is the potential that a borrower or counterparty will fail to perform an obligation. Potential loss includes loss in the event of default, or the change in the value of a credit obligation because of changes in the view of its possible default.

Credit risk exists widely in the Company: for example, in loan portfolios and investment portfolios; in unfunded commitments such as lines of credit that customers can draw upon; in treasury instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract. While credit risk exists widely within the Company, the fact of diversification, particularly among various commercial and consumer portfolios, helps the Company to lessen risk exposure.

Credit risk exposure is controlled by the Company through various lending caps, prohibitions, and guidances. The Company monitors and limits its exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, telecommunications, aviation, and shipping, are subject to caps which are established by the Chief Credit Officer and reviewed where appropriate by management and board committees. Counterparty credit exposure related to derivatives activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, the Company uses internal risk management methodologies to calculate the 95% worst case potential future exposure for each customer. These methodologies take into consideration cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSA), termination clauses, and off-setting positions within the portfolio among other things.

In addition to controlling credit risk exposure the credit approval, policy and monitoring functions are centrally managed under the control of the Chief Credit Officer, and are subject to certain limits and approvals by the Company’s parent holding company, HSBC. While the Chief Credit Officer is responsible for the design and management of the credit function, the Credit Risk Management Committee is responsible for strategic and collection oversight of the scope of the risk being taken, the adequacy of the tools used to measure it, and the adequacy of reporting.

Under the multi-year program to enhance risk management, the Company introduced late in 2003 a new 22 level credit risk grading system to replace its previous 7 level system. The new system allows the Company to measure customer risk on a more granular scale and with quantitative measures calibrated to the performance of Standard and Poor’s Long-Term Debt Ratings over a twenty year period.

The new system is two-dimensional with a customer rating measuring probability of default (frequency) and a transaction rating measuring the probable loss in the event of default (severity). A suite of models, tools and templates supports the estimation of the probability of default. This suite has been developed using a combination of internal and external resources and data and closely follows what has been determined to be best practice in the industry. To estimate the probable loss in the event of default, the Company is building a significant database of historic credit losses, again, from both internal and external sources, and has implemented other tools and models to support this effort.

Expected losses and hence desired credit reserves will be calculated based on probability of default (frequency) and loss given default (severity) beginning in 2004. While this analysis will be done for individual corporate and commercial transactions, for retail and small business portfolios it will be done using pools of similar credits within various customer segments. Correlations among credits in the same portfolios will also be calculated to indicate whether credit risks are more tied to a creditor’s own fundamentals as opposed to industry fundamentals.

Also in 2003, the Company started pilot calculations of economic capital related to credit risk. A simulation model is used to determine the amount of possible losses, beyond expected losses, that the Company must be prepared to support with capital. The Company intends to continue to refine its calculation of economic capital related to credit risk and begin to integrate the new credit risk modeling tools into the credit decision making process as appropriate.

The credit profile of the Company is subject to changes due to business strategies and conditions as well as credit quality. The following table indicates certain sensitivities at December 31, 2003.

		Impact

Element of Change	Element Affected	From	To

		in millions
25% of pass grade credits drop one grade:	Criticized assets	$1,428	$4,066
	Allowance for credit losses	399	447
	Reserve for off-balance sheet items	44	129

All pass grade credits drop
one grade:	Criticized assets	1,428	11,980
	Allowance for credit losses	399	591
	Reserve for off-balance sheet items	44	384

10% lower unallocated reserve for credit
losses:	Allowance for credit losses	399	392

Asset/Liability Management

Asset and liability management includes management of liquidity and market risk. Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Market risk includes both interest rate and trading risk. Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities and off-balance sheet instruments. Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets. In managing these risks, the Company seeks to protect both its income stream and the value of its assets.

The Company has substantial, but historically well controlled, interest rate risk in large part as a result of its large portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and to a lesser extent the result of its large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. The Company has little foreign exchange exposure from investments in overseas operations, which are limited in scope, and total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, which are less than 2% of total available for sale securities.

The management of liquidity, interest rate and most market risk is centralized in treasury. Market risk related to residential mortgages is primarily managed by the mortgage business. In all cases, the valuation of positions and tracking of positions against limits is handled independently by the Company’s finance units. Oversight of all liquidity and market risks is provided by the Asset and Liability Policy Committee (ALCO), which indicates the limits of acceptable risk, the adequacy of the tools used to measure it, and the adequacy of reporting. ALCO also conducts contingency planning in regards to liquidity.

Liquidity Management

In providing liquidity, the Company focuses on five elements:

–	customer generated deposits

–	diverse sources of funds

–	maximum collateral utilizing investment securities and residential mortgages, most of which are pledgeable at the New York Federal Home Loan Bank or Federal Reserve

–	strong credit ratings

–	positive cash flow, even in a crisis

In carrying out this responsibility, ALCO projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at the Company’s disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access short-term wholesale funding markets. In addition, the Committee monitors deposit and funding concentrations in terms of overall mix and to avoid undue reliance on individual funding sources and large deposit relationships. It also maintains a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions, which can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on the Company’s business and customer relationships.

Deposit accounts from a diverse mix of “core” retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. The Company’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2003, the Company and its principal operating subsidiary, HSBC Bank USA, maintained the following long and short-term debt ratings.
	Short-Term Debt			Long-Term Debt

	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

HSBC USA Inc.	P-1	A-1	F1+	A1	A+	AA-
HSBC Bank USA	P-1	A-1+	F1+	Aa3	AA-	AA-

The Company’s shelf registration statement filed with the United States Securities and Exchange Commission (SEC) has $825 million available under which it may issue debt and equity securities and has ready access to the capital markets for long-term funding through the issuance of registered debt. In addition, the Company has an unused $500 million line of credit with HSBC Bank plc and, as a member of the New York Federal Home Loan Bank, has a potential secured borrowing facility in excess of $5 billion. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not utilized as a source of liquidity or funding.

Assets, principally consisting of a portfolio of highly rated investment securities in excess of $18 billion, approximately $7 billion of which, based on anticipated cash flows, is scheduled to mature within the next twelve months, a liquid trading portfolio of approximately $15 billion, and residential mortgages are a primary source of liquidity to the extent that they can be sold or used as collateral for borrowing. The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

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

On December 31, 2003, approximately $2.8 billion of domestic residential mortgage loan assets were purchased from Household. It is anticipated that an additional $1.0 billion of similar receivables will be purchased from Household during the first quarter of 2004. During the remainder of 2004, the Company anticipates that approximately $3.0 billion of additional new residential mortgage loans underwritten by Household will be recorded by the Company. Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $14 billion of credit card receivables from Household during 2004. As part of the same purchase transaction, residual interest in approximately $14 billion of securitized credit card receivable pools will also be transferred from Household. Subsequent to the initial transfer, additional credit card receivables will be purchased from Household on a daily basis. Various methods to fund these transactions are being explored, including the issuance of long-term registered debt, the filing of an additional shelf registration statement with the SEC, and liquidation of certain investment securities. A subordinated debt issuance is planned for the second quarter. The Company’s objective is to maintain a strong liquidity profile in 2004.

Interest Rate Risk Management

The Company is subject to interest rate risk associated with the repricing characteristics of its balance sheet assets and liabilities and its derivative contracts. Specifically, as interest rates change, interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to optimize net interest income within ranges of interest rate risk that management considers acceptable, the Company uses derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments.

The following table shows the repricing structure of assets and liabilities as of December 31, 2003. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting “gaps” are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

December 31, 2003	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total

	in millions
Commercial loans (including
international)	$15,260	$2,474	$1,016	$413	$19,163
Residential mortgages	12,253	11,637	1,742	663	26,295
Other loans	2,135	808	63	10	3,016

Total loans	29,648	14,919	2,821	1,086	48,474

Securities available for sale
and securities held to maturity	8,205	5,881	2,453	2,115	18,654
Other assets	23,395	2,157	2,882	—	28,434

Total assets	61,248	22,957	8,156	3,201	95,562

Domestic deposits (1)	21,200	19,765	36	—	41,001
Other liabilities/equity	46,553	330	6,107	1,571	54,561

Total liabilities	67,753	20,095	6,143	1,571	95,562

Total balance sheet gap	(6,505)	2,862	2,013	1,630	—

Effect of derivative contracts	(65)	50	15	—	—

Total gap position	$(6,570)	$2,912	$2,028	$1,630	$—

(1)	Includes demand, savings and certificates of deposits. Does not include purchased or wholesale treasury deposits. The placement of administered deposits such as savings and demand for interest rate risk purposes reflects behavioral expectations associated with these balances. Long term core balances are differentiated from more fluid balances in an effort to reflect anticipated shifts of non-core balances to other deposit products or equities over time.

The Company does not use the static “gap” measurement of interest rate risk reflected in the table above as a primary management tool. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, Value at Risk (VAR) and capital at risk analyses are employed. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point upward movement in all interest rates. The institutional PVBP limit as of December 31, 2003 was +/-$4.0 million, which includes distinct limits associated with trading portfolio activities and financial instruments. Thus, for a one basis point upward change in interest rates, the policy dictates that the value of the balance sheet shall not change by more than +/- $4.0 million. As of December 31, 2003, the Company had a position of $(0.4) million PVBP reflecting the impact of a one basis point increase in interest rates.

The Company also monitors changes in value of the balance sheet, or capital at risk, for large movements in interest rates with an overall limit of +/- 10%, after tax, change from the base case valuation for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. As of December 31, 2003, for a gradual 200 basis point increase in rates, the value was projected to drop by 7% and for a 100 basis point gradual decrease in rates, value was projected to drop by 3%. The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

In addition to the above mentioned limits, ALCO particularly monitors the simulated impact of a number of interest rate scenarios, on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. The individual limit for such gradual 200 basis point movements is currently +/- 10%, pretax, of base case earnings over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including immediate rate movements and changes in shape of the yield curve, or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all assets and liabilities, including derivative instruments such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

For purposes of simulation modeling, base case earnings reflect the existing balance sheet composition, with balances generally maintained at current levels by the anticipated reinvestment of expected runoff. These balance sheet levels will, however, factor in specific known or likely changes, including material increases, decreases or anticipated shifts in balances due to management actions. Current rates and spreads are then applied to produce base case earnings estimates on both a twelve month and three year time horizon. Rate shocks are then modeled and compared to base earnings (earnings at risk), and include behavioral assumptions as dictated by specific scenarios relating to such factors as prepayment sensitivity and the tendency of balances to shift among various products in different rate environments. This assumes that no management actions are taken to manage exposures to the changing environment being simulated.

Utilizing these modeling techniques, a gradual 200 basis point parallel rise or fall in the yield curve on January 1, 2004 would cause projected net interest income for the next twelve months to decrease by $61 million (-2%) and to increase by $134 million (+5%) respectively. These changes are well within the Company’s +/- 10% limit. An immediate 100 basis point parallel rise or fall in the yield curve on January 1, 2004, would cause projected net interest income for the next twelve months to decrease by $92 million and $41 million respectively. An immediate 200 basis point parallel rise or fall would decrease projected net interest income for the next twelve months by $227 million and $205 million respectively. In addition, simulations are performed to analyze the impact associated with various twists and shapes of the yield curve. If the yield curve were to flatten significantly (i.e. long end of the yield curve down) over the next twelve months, the projected margin could shrink by approximately 5% to 7%, assuming no management actions.

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the statement of shareholders’ equity. This valuation mark is excluded from the Company’s Tier 1 and Tier 2 capital ratios (see capital ratios table on page 5), but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2003, the Company had a sizeable available for sale securities portfolio of $14.1 billion with a mark to market of $74.2 million included in tangible common equity of $4.0 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by $93.0 million to a loss of $18.8 million with the following results on the tangible capital ratios.

December 31, 2003

	Actual	Proforma-Reflecting 25 Basis Points Lower Rates

Tangible common equity to tangible assets	4.34%	4.28%
Tangible common equity to risk weighted assets	6.39	6.29

In addition to using the risk measures of PVBP, capital at risk analysis, and simulation, the Company also uses Value at Risk (VAR) analysis to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. PVBP, capital at risk and net interest income simulation analyses all look at what will happen as a result of change or stress. PVBP shows the current sensitivity of total present value to a one basis point movement in rates. This sensitivity may change as interest rates diverge further from current rate levels due to such factors as mortgage portfolio prepayment speeds. Capital at risk also looks at the sensitivity of total present value in stress scenarios — for example, the amount of change in value for a 100 basis point drop in term interest rates. Net interest income simulation looks at the projected flow of net interest income over time, again in response to stress scenarios. VAR, related to net interest income, on the other hand, looks at a historical observation period (here it is two years) and shows, based upon that, the potential loss from unfavorable market conditions during a “given period” with a certain confidence level (99%). The Company uses a one-day “given period” or “holding period” for setting limits and measuring results. Thus, at a 99% confidence level for 500 business days (about two calendar years) the Company is setting as its limit the fifth worse loss performance in the last 500 business days. For purposes of determining economic capital the Company uses a six month “given period,” a conservative time to allow for adjustments of the Company’s interest rate risk profile.

The predominant VAR methodology used by the Company, “historical simulation”, has a number of limitations including the use of historical data as a proxy for the future, the assumption that position adjustments can be made within the holding period specified, and the use of a 99% confidence level, which does not take into account potential losses that might occur beyond that level of confidence.

Trading Activities

The trading portfolios of the Company reside primarily in the Company’s Treasury and mortgage banking areas and include foreign exchange, derivatives, precious metals (gold, silver, platinum), commodities, equities, money market instruments including “repos” and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

The trading portfolios of the Company have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. “Loss review” refers to the maximum amount of loss that may be incurred before senior management intervention is required.

The Company relies upon VAR analysis as a basis for quantifying and managing risks associated with the Treasury trading portfolios. Such analysis is based upon the following two general principles:

(i)     VAR applies to all Treasury trading positions across all risk classes including interest rate, equity, commodity, optionality and global/foreign exchange risks and

(ii)     VAR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VAR parameters.

VAR attempts to capture the potential loss resulting from unfavorable market developments within a given time horizon (typically ten days), given a certain confidence level (99%) and based on a two year observation period.

VAR calculations are performed for market risk-related activities associated with all material Treasury trading portfolios. The VAR is calculated using the historical simulation or the variance/covariance (parametric) method. Included in the trading VAR is a Monte Carlo based estimate of “issuer specific credit risk” for fixed income securities, which captures residual risk beyond the credit spread curve by rating and the interest rate curve.

A VAR report broken down by Treasury trading business and on a consolidated basis is distributed daily to management. To measure the accuracy of the VAR model output, the daily VAR is compared to the actual result from Treasury trading activities.

The following table summarizes Treasury trading VAR of the Company.

		Full Year 2003

	December 31, 2003	Minimum	Maximum	Average	December 31, 2002

	in millions
Total trading	$23.1	$15.3	$35.6	$24.5	$11.4
Commodities	.5	.4	5.9	2.3	2.6
Credit derivatives	3.8	.6	3.9	1.6	2.1
Equities	.8	.8	5.2	1.3	1.0
Foreign exchange	11.5	1.0	14.2	5.0	3.1
Interest rate	15.7	13.4	37.7	21.7	8.6

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities in 2003. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but excludes the related net interest income. Analysis of 2003 gain (loss) data shows that the largest daily gain was $17.0 million and the largest daily loss was $7.5 million.

Ranges of daily Treasury trading revenue earned from
market risk-related activities
	Below	$(4) to	$(2) to	$0 to	$2 to	$4 to	Over
in millions	$(4)	$(2)	$ 0	$2	$4	$ 6	$ 6

Number of trading days
market risk-related
revenue was within the
stated range	3	10	49	87	62	29	10

During 2003, the Company experienced significant volatility in its trading positions relative to mortgage banking activities, particularly derivative instruments used to protect the economic value of its MSRs portfolio. The following table summarizes the frequency distribution of weekly market risk-related revenues associated with mortgage trading positions.

Ranges of mortgage trading revenue earned from
market risk-related activities
	Below	$(20) to	$(10) to	$0 to	$10 to	Over
in millions	$(20)	$(10)	$0	$10	$20	$ 20

Number of trading weeks
market risk-related
revenue was within the
stated range	5	7	19	14	5	2

Operational Risk

Operational risk is the risk of loss arising through fraud, unauthorized activities, errors, omissions, inefficiency, systems failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

As part of its multi-year program to upgrade its risk management framework, the Company has developed an independent Operational Risk Management discipline. Line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A corporate Operational Risk Coordinator maintains a network of business line Operational Risk Coordinators; develops quantitative tools and databases; provides training and develops awareness; and independently reviews the assessments of Operational Risks. The Operational Risk Management Committee is responsible for oversight of the risks being taken, the analytic tools used, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit and Examining Committee of the Board.

The management of operational risk comprises the identification, assessment, monitoring, control and mitigation of the risk, rectification of the results of risk events and compliance with local regulatory requirements. Risk assessments were completed by the majority of businesses in the Company in 2002. The balance were completed in early 2003.

HSBC Group codified its Operational Risk Management process by issuing a high level standard in May 2002. Key features within the standard have been addressed in the Company’s Operational Risk Management program and include:

–	Each business and support department is responsible for the identification and management of their operational risks.

–	Each risk is evaluated and scored by its likelihood to occur; its potential impact on shareholder value; and by exposure – based on the effectiveness of current controls to prevent or mitigate losses. An Operational Risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed as business conditions change or at least annually.

–	Key risk indicators are established in the automated database where appropriate, and tracked monthly.

–	The database is also used to track operational losses for analysis of root causes, comparison with risk assessments and lessons learned.

Management practices include standard monthly reporting of high risks, risk mitigation action plan exceptions, losses and key risk indicators to business line managers, executive management and the Operational Risk Management Committee. Monthly certification of internal controls includes an Operational Risk attestation. Operational Risk Management is an integral part of the new product development process and the management performance measurement process.

Internal audits, including audits by specialist teams in information technology and treasury, provide an important check on controls and test institutional compliance with the Operational Risk Management policy.

An annual review of internal controls is conducted by internal audit as part of the Company’s compliance with the Federal Deposit Insurance Corporation Improvement Act (FDICIA) and its comprehensive examination and documentation of controls across the Company involving all business and support units.

In the fall of 2003, the Company completed pilot calculations of economic capital related to operational risk using all available internal data as well as external loss data.

Business Continuity Planning

The Company is committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. For this purpose, the Company has established a Business Continuity Event Management (EM) process. EM provides an enterprise-wide response and communication framework for managing major business continuity events or incidents. It is designed to be flexible and is scaled to the scope and magnitude of the event or incident.

The EM process works in tandem with the Company’s business continuity policy, plans and key business continuity committees to manage events. The Company’s Crisis Management Committee, a 24/7 standing committee, is activated to manage the EM process in concert with senior Company management. This committee provides critical strategic and tactical management of business continuity crisis issues, risk management, communication, coordination and recovery management. The Company also has designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to the Company’s Business Continuity Planning Committee chaired by the Institutional Manager.

The Company has dedicated certain work areas as hot and warm backup sites, which serve as primary business recovery locations. The Company also has concentrations of major operations in both upstate and downstate New York. This geographic split of major operations is leveraged to provide secondary business recovery sites for many critical business and support areas of the Company.

The Company has built its own tier-4 (highest level of resiliency) data center for disaster recovery purposes. Data is mirrored synchronously to the disaster recovery site across duplicate dark fiber loops. A high level of network backup resiliency has been established. In a disaster situation, the Company is positioned to bring main systems and server applications online with predetermined timeframes.

The Company tests business continuity and disaster recovery resiliency and capability through routine contingency tests and actual events. Business continuity and disaster recovery programs have been strengthened in numerous areas as a result of these tests or actual events. There is a continuing effort to enhance the program well beyond the traditional business resumption and disaster recovery model.

In 2003, the Company determined the applicability of the Interagency Paper on “Sound Practices to Strengthen the Resiliency of the U.S. Financial System”. The Company is committed to meeting or exceeding the requirements of the paper for the businesses impacted by the compliance due date.

Business continuity is a critically and strategically important objective for the Company.

Fiduciary Risk

Fiduciary risk is the potential that we may fail to perform properly advisory services that have been agreed to be performed for fees. These risks occur in several of the Company’s businesses such as private banking, investment management, investment advisory, or corporate trust. Frequently risks occur in areas regulated by Federal securities laws. Almost always they occur in areas where the Company is entrusted to handle customer business affairs with discretion or judgments. Many fiduciary risks are operational risks, such as settlement fails on a trust customer’s accounts, but others are not, such as inappropriate investment allocations.

Fiduciary risk management is overseen by the Fiduciary Risk Management Committee. Day-to-day oversight and testing of controls, and the recommendation of appropriate tools, is done by an independent Fiduciary Risk Officer appointed in July 2003.

As part of its multi-year program to enhance risk measurement and management, the Company is identifying and scoring all fiduciary risk by likelihood, potential severity, and exposure; conducting self assessments of controls; and tracking of key indicators of risk. Risk indicators are warning signals if they change too much too fast (for example, levels of uninvested cash) or are too large or too high (for example, systems down time).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Refer to the disclosure in Item 7 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations under the captions “Interest Rate Risk Management” and “Trading Activities”.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
HSBC USA Inc.

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2003, and the accompanying consolidated balance sheets of HSBC Bank USA and subsidiaries (the Bank) as of December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, and the financial position of the Bank as of December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the Company adopted prospectively the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ KPMG LLP February 2, 2004 New York, New York

HSBC USA Inc. 2003

CONSOLIDATED BALANCE SHEET

December 31,	2003	2002

Assets	in thousands
Cash and due from banks	$2,533,883	$2,081,279
Interest bearing deposits with banks	843,085	1,048,294
Federal funds sold and securities purchased under resale agreements	2,445,511	2,742,943
Trading assets	14,646,222	13,408,215
Securities available for sale	14,142,723	14,694,115
Securities held to maturity (fair value $4,647,713 and $4,905,162)	4,511,629	4,628,482
Loans	48,473,971	43,635,872
Less - allowance for credit losses	398,596	493,125

Loans, net	48,075,375	43,142,747
Premises and equipment	680,763	726,457
Accrued interest receivable	299,279	328,595
Equity investments	316,408	278,270
Goodwill	2,777,474	2,829,074
Other assets	4,289,366	3,517,730

Total assets	$95,561,718	$89,426,201

Liabilities
Deposits in domestic offices
Noninterest bearing	$6,092,560	$5,731,442
Interest bearing	38,995,090	34,902,431
Deposits in foreign offices
Noninterest bearing	453,332	397,743
Interest bearing	18,414,475	18,798,723

Total deposits	63,955,457	59,830,339

Trading account liabilities	10,460,112	7,710,010
Short-term borrowings	6,782,134	7,392,368
Interest, taxes and other liabilities	3,088,469	3,422,047
Long-term debt	3,814,010	3,674,844

Total liabilities	88,100,182	82,029,608

Shareholders’ equity
Preferred stock	500,000	500,000
Common shareholder’s equity
Common stock, $5 par; Authorized -150,000,000 shares
Issued - 704 shares	4	4
Capital surplus	6,027,001	6,056,307
Retained earnings	806,462	578,083
Accumulated other comprehensive income	128,069	262,199

Total common shareholder’s equity	6,961,536	6,896,593

Total shareholders’ equity	7,461,536	7,396,593

Total liabilities and shareholders’ equity	$95,561,718	$89,426,201

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc. 2003

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,	2003	2002	2001

	in thousands
Interest income
Loans	$2,349,681	$2,521,200	$2,937,052
Securities	886,706	951,542	1,260,439
Trading assets	136,577	161,262	217,007
Short-term investments	79,736	149,400	345,150
Other interest income	20,632	23,366	27,853

Total interest income	3,473,332	3,806,770	4,787,501

Interest expense
Deposits	666,336	973,575	1,904,386
Short-term borrowings	91,277	231,567	337,205
Long-term debt	205,478	225,352	280,618

Total interest expense	963,091	1,430,494	2,522,209

Net interest income	2,510,241	2,376,276	2,265,292
Provision for credit losses	112,929	195,000	238,400

Net interest income, after provision for credit losses	2,397,312	2,181,276	2,026,892

Other operating income
Trust income	93,768	94,419	87,600
Service charges	211,733	206,423	189,025
Other fees and commissions	446,297	398,139	324,804
Other income	165,582	88,804	56,960
Mortgage banking revenue (expense)	(102,606)	23,752	33,214
Trading revenues	290,632	130,079	254,812
Security gains, net	48,302	117,648	149,267

Total other operating income	1,153,708	1,059,264	1,095,682

	3,551,020	3,240,540	3,122,574

Operating expenses
Salaries and employee benefits	1,131,063	1,029,254	1,000,409
Occupancy expense, net	156,347	155,655	155,436
Goodwill amortization	—	—	176,482
Princeton Note Matter	—	—	575,000
Other expenses	752,465	690,558	635,658

Total operating expenses	2,039,875	1,875,467	2,542,985

Income before taxes and cumulative effect of accounting change	1,511,145	1,365,073	579,589
Applicable income tax expense	570,400	509,629	226,000

Income before cumulative effect of accounting change	940,745	855,444	353,589

Cumulative effect of accounting change - implementation
of SFAS 133, net of tax	—	—	(451)

Net income	$940,745	$855,444	$353,138

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc. 2003

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	2003	2002	2001

	in thousands
Preferred stock
Balance, January 1,	$500,000	$500,000	$500,000

Balance, December 31,	500,000	500,000	500,000

Common stock
Balance, January 1,	4	4	4

Balance, December 31,	4	4	4

Capital surplus
Balance, January 1,	6,056,307	6,034,598	6,104,264
Return of capital	(43,905)	—	(84,939)
Other	14,599	21,709	15,273

Balance, December 31,	6,027,001	6,056,307	6,034,598

Retained earnings
Balance, January 1,	578,083	415,821	612,798
Net income	940,745	855,444	353,138
Cash dividends declared:
Preferred stock	(22,366)	(23,182)	(25,115)
Common stock	(690,000)	(670,000)	(525,000)

Balance, December 31,	806,462	578,083	415,821

Accumulated other comprehensive income (loss)
Balance, January 1,	262,199	98,607	116,851
Net change in unrealized gains on securities	(174,629)	80,508	31,100
Net change in unrealized gain (loss) on derivatives
classified as cash flow hedges	11,197	78,968	(37,503)
Foreign currency translation adjustment	29,302	4,116	(11,841)

Other comprehensive income (loss), net of tax	(134,130)	163,592	(18,244)

Balance, December 31,	128,069	262,199	98,607

Total shareholders’ equity, December 31,	$7,461,536	$7,396,593	$7,049,030

Comprehensive income
Net income	$940,745	$855,444	$353,138
Other comprehensive income (loss)	(134,130)	163,592	(18,244)

Comprehensive income	$806,615	$1,019,036	$334,894

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc. 2003

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,	2003	2002	2001

	in thousands
Cash flows from operating activities
Net income	$940,745	$855,444	$353,138
Adjustments to reconcile net income to net cash
provided (used) by operating activities
Depreciation, amortization and deferred taxes	398,821	810,810	119,831
Provision for credit losses	112,929	195,000	238,400
Net change in other accrual accounts	(959,656)	(693,559)	897,893
Net change in loans originated for sale	1,032,677	(775,464)	(665,273)
Net change in trading assets and liabilities	448,255	(408,543)	(1,752,622)
Other, net	(484,907)	(585,592)	(348,128)

Net cash provided (used) by operating activities	1,488,864	(601,904)	(1,156,761)

Cash flows from investing activities
Net change in interest bearing deposits with banks	(396,319)	2,512,580	1,389,943
Net change in short-term investments	493,637	(95,601)	(751,850)
Purchases of securities held to maturity	(2,677,475)	(1,556,240)	(545,874)
Proceeds from maturities of securities held to maturity	3,003,556	1,595,747	1,175,902
Purchases of securities available for sale	(13,827,092)	(13,109,951)	(15,585,510)
Proceeds from sales of securities available for sale	3,636,698	7,032,407	12,395,526
Proceeds from maturities of securities available for sale	10,752,357	5,305,988	4,820,044
Net change in credit card receivables	(85,601)	(15,316)	(11,937)
Net change in other short-term loans	245,261	(374,180)	616,194
Net originations and maturities of long-term loans	(3,130,777)	(1,561,311)	(551,253)
Loans purchased	(2,846,997)	—	—
Sales of loans	668,548	189,905	79,666
Expenditures for premises and equipment	(65,208)	(82,821)	(76,810)
Net cash provided (used) in acquisitions, net of cash acquired	403,263	23,221	(21,547)
Other, net	(351,120)	25,126	92,975

Net cash provided (used) by investing activities	(4,177,269)	(110,446)	3,025,469

Cash flows from financing activities
Net change in deposits	4,405,072	2,399,319	(79,387)
Net change in short-term borrowings	(660,356)	(978,648)	(339,348)
Issuance of long-term debt	270,588	978,765	23,262
Repayment of long-term debt	(117,869)	(1,021,996)	(595,397)
Contribution (return) of capital	(43,905)	6,500	(84,939)
Dividends paid	(712,521)	(693,067)	(550,856)

Net cash provided (used) by financing activities	3,141,009	690,873	(1,626,665)

Net change in cash and due from banks	452,604	(21,477)	242,043
Cash and due from banks at beginning of year	2,081,279	2,102,756	1,860,713

Cash and due from banks at end of year	$2,533,883	$2,081,279	$2,102,756

Cash paid for: Interest	$990,172	$1,484,348	$2,721,880
Income taxes	330,746	210,610	259,387

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivable/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.

HSBC Bank USA 2003

CONSOLIDATED BALANCE SHEET

December 31,	2003	2002

	in thousands
Assets
Cash and due from banks	$2,531,805	$2,079,940
Interest bearing deposits with banks	554,627	707,840
Federal funds sold and securities purchased under resale agreements	2,445,511	2,742,943
Trading assets	14,487,418	13,243,465
Securities available for sale	13,525,458	13,701,218
Securities held to maturity (fair value $4,453,356 and $4,639,939)	4,331,174	4,372,512
Loans	48,389,821	43,528,280
Less - allowance for credit losses	397,898	491,801

Loans, net	47,991,923	43,036,479
Premises and equipment	676,445	723,647
Accrued interest receivable	295,360	322,297
Equity investments	247,811	245,614
Goodwill	2,172,973	2,224,573
Other assets	3,697,618	3,015,241

Total assets	$92,958,123	$86,415,769

Liabilities
Deposits in domestic offices
Noninterest bearing	$6,064,846	$5,682,618
Interest bearing	38,995,090	34,902,431
Deposits in foreign offices
Noninterest bearing	453,332	397,743
Interest bearing	19,033,289	19,731,918

Total deposits	64,546,557	60,714,710

Trading account liabilities	10,442,571	7,696,329
Short-term borrowings	5,516,678	5,907,951
Interest, taxes and other liabilities	2,718,768	3,147,260
Long-term debt	1,812,203	1,660,912

Total liabilities	85,036,777	79,127,162

Shareholder’s equity
Common shareholder’s equity
Common stock, $100 par; Authorized - 2,250,000 shares
Issued - 2,050,002 shares	205,000	205,000
Capital surplus	6,925,306	6,454,612
Retained earnings	695,161	384,408
Accumulated other comprehensive income	95,879	244,587

Total shareholder’s equity	7,921,346	7,288,607

Total liabilities and shareholder’s equity	$92,958,123	$86,415,769

The accompanying notes are an integral part of the consolidated financial statements.

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

Foreign Currency Translation

The accounts of the Company’s foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive income and reported as a separate component of shareholders’ equity. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

Statement of Cash Flows

For the Company’s consolidated statement of cash flows, cash and cash equivalents is defined as those amounts included in cash and due from banks.

Resale and Repurchase Agreements

The Company enters into purchases of securities under agreements to resell (“resale agreements”) and sales of securities under agreements to repurchase (“repurchase agreements”) of substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed. Interest earned on resale agreements and interest paid on repurchase agreements are reported as interest income and interest expense respectively. The Company offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. The Company’s policy is to take possession of securities purchased under resale agreements. The market value of the securities subject to the resale and repurchase agreements is regularly monitored to ensure appropriate collateral coverage of these secured financing transactions.

Securities

Debt securities that the Company has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, included in accumulated other comprehensive income and reported as a separate component of shareholders’ equity.

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

Loans, other than those included in large groups of smaller balance homogenous loans, are considered impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan’s original effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Restructured loans are loans for which the original contractual terms have been modified to provide for terms that are less than the Company would be willing to accept for new loans with comparable risk because of a deterioration in the borrowers’ financial condition. Interest on these loans is accrued at the renegotiated rates.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated losses inherent in its commercial and consumer loan portfolios. A separate reserve for credit losses associated with certain off-balance sheet exposures including letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities. The adequacy of the allowance and this reserve is assessed within the context of both Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), and is based upon an evaluation of various factors including an analysis of individual exposures, current and historical loss experience, changes in the overall size and composition of the portfolio, specific adverse situations, and general economic conditions. Provisions for all credit losses are recorded to earnings based upon the Company’s periodic review of these and other pertinent factors. Actual loan losses are charged and recoveries are credited to the allowance.

For commercial and select consumer loan assets, the Company conducts a periodic assessment of losses it believes to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected, the asset is considered impaired. In accordance with SFAS 114, a “specific loss” impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Although the calculation of required formula reserves is a mechanical process incorporating historical data, the ultimate selection of reserve factors and the assessment of the overall adequacy of the allowance to provide for credit losses inherent in the loan portfolio involves a high degree of subjective management judgment. With recognition to the imprecision in estimating credit losses, and with consideration given to probable losses associated with factors including the impact of the national economic cycle, migration trends within non-criticized portfolios of loans, as well as portfolio concentration, the Company therefore also maintains an “unallocated reserve”.

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

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment which, if temporary is recorded through the use of a valuation reserve or, if permanent as a direct write-down, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. The reasonableness of these pricing models is periodically substantiated by reference to independent broker price quotations and actual market sales.

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

Goodwill and Other Acquisition Intangibles

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

Derivative Financial Instruments

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are now recognized on the balance sheet at their fair value. On the date the derivative contract is entered into (January 1, 2001 for all derivatives in place at that date) the Company designates it as (1) a qualifying SFAS 133 hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge); or (2) a qualifying SFAS 133 hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (3) as a trading position.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current.

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

Embedded Derivatives

The Company may acquire or originate a financial instrument that contains a derivative instrument “embedded” within it. Upon origination or acquisition of any such instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the “host contract”) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated a trading instrument.

Hedge Discontinuation

The Company formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. If it is determined that a derivative is not highly effective as a hedge, or that in the future it ceases to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Regulation

A description of bank regulatory matters affecting the Company is included in the Description of Business section under “Regulation, Supervision and Capital” on page 5 until the second table on page 6.

NOTES TO FINANCIAL STATEMENTS

Note 1. Acquisitions/Divestitures

     2003

On December 31, 2003 approximately $2.8 billion of residential mortgage loan assets were purchased from Household International, Inc. (Household).

On December 31, 2003 the Company sold its domestic factoring business to CIT Group Inc. Approximately $1 billion of gross loan assets and over $700 million of liabilities were sold for $325 million in cash. The transaction did not have a material effect on the 2003 results of the Company.

    2001

On April 1, 2001, the Bank acquired approximately a 5 percent interest in the voting shares of HSBC Republic Bank (Suisse) S.A. (Swiss Bank), an affiliate wholly owned by the HSBC Group, in exchange for the contribution to the Swiss Bank of private banking businesses conducted by the Bank’s Singapore and Hong Kong branches acquired as part of the Republic acquisition. The 5 percent interest represented the fair value estimate of the businesses transferred to the Swiss Bank and is being accounted for using the equity method of accounting due to the common control relationship of the entities. The Bank retained its banknotes activities in Singapore and its banknotes and foreign currency businesses in Hong Kong, and maintained its branch licenses in both locations.

The transaction was another step in an internal reorganization of the HSBC Group’s global private banking operations, which began late in 2000. The Swiss Bank, a Switzerland based banking affiliate, manages much of the HSBC Group’s worldwide private banking business. Swiss Bank is a foreign bank chartered and regulated under the banking laws of Switzerland.

On January 1, 2001, the Bank acquired the Panama branches of HSBC Bank plc for approximately $22 million in cash. The purchase included two branches in Panama City, one in the Colon Free Trade Zone, one in Colon and one in Aguadulce. The Bank acquired approximately $500 million in assets and assumed $450 million in customer and bank deposits. The acquisition was accounted for as a transfer of assets between companies under common control at HSBC Bank plc’s historical cost.

Note 2. Trading Assets and Liabilities

An analysis of trading assets and liabilities follows.

December 31,	2003	2002

	in thousands
Trading assets:
U.S. Treasury	$114,804	$523,908
U.S. Government agency	875,450	711,000
Asset backed securities	1,504,782	1,870,750
Corporate bonds	847,911	1,236,953
Other securities	1,344,506	693,986
Fair value of derivatives	7,652,596	5,418,705
Precious metals	2,306,173	2,952,913

	$14,646,222	$13,408,215

Trading account liabilities:
Securities sold, not yet purchased	$913,958	$1,481,788
Payables for precious metals	1,181,237	1,183,243
Fair value of derivatives	8,364,917	5,044,979

	$10,460,112	$7,710,010

Note 3. Securities

At December 31, 2003 and 2002, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders’ equity.

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios follow.

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	in thousands
U.S. Treasury	$213	$8	$—	$221
U.S. Government agency	10,778,055	154,921	141,012	10,791,964
Asset backed securities	1,784,272	7,427	5,818	1,785,881
Other domestic debt securities	414,924	1,057	35	415,946
Foreign debt securities	903,869	12,601	312	916,158
Equity securities	187,176	49,547	4,170	232,553

Securities available for sale	$14,068,509	$225,561	$151,347	$14,142,723

U.S. Treasury	$124,361	$88	$—	$124,449
U.S. Government agency	3,513,099	123,186	40,111	3,596,174
Obligations of U.S. states and
political subdivisions	572,356	47,145	17	619,484
Other domestic debt securities	294,123	7,703	1,911	299,915
Foreign debt securities	7,690	1	—	7,691

Securities held to maturity	$4,511,629	$178,123	$42,039	$4,647,713

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	in thousands
U.S. Treasury	$263,765	$2,001	$—	$265,766
U.S. Government agency	9,293,270	306,772	2,873	9,597,169
Asset backed securities	2,924,183	15,454	4,750	2,934,887
Other domestic debt securities	703,062	2,571	20	705,613
Foreign debt securities	869,076	20,798	2,909	886,965
Equity securities	289,485	27,293	13,063	303,715

Securities available for sale	$14,342,841	$374,889	$23,615	$14,694,115

U.S. Treasury	$14,444	$6	$—	$14,450
U.S. Government agency	3,903,397	233,942	1,319	4,136,020
Obligations of U.S. states and political subdivisions	672,787	44,452	746	716,493
Other domestic debt securities	31,379	525	180	31,724
Foreign debt securities	6,475	—	—	6,475

Securities held to maturity	$4,628,482	$278,925	$2,245	$4,905,162

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, follows. The unrealized losses that have existed for more than one year related to asset backed securities are due to interest rate market conditions. The securities in question are high credit grade (i.e. AAA or AA) and no permanent impairment is expected to be realized. The unrealized losses that have existed for more than one year on equity securities are primarily related to seed money investments in mutual funds managed by an HSBC Group entity.

	Less Than One Year		Greater Than One Year

December 31, 2003	Gross Unrealized Losses	Aggregate Fair Value of Investment	Gross Unrealized Losses	Aggregate Fair Value of Investment

	in thousands
U.S. Government agency	$140,814	$4,753,228	$198	$66,535
Asset backed securities	4,422	280,077	1,396	233,673
Other domestic debt securities	35	35,221	—	—
Foreign debt securities	136	60,854	176	12,598
Equity securities	1,099	11,488	3,071	10,129

Securities available for sale	$146,506	$5,140,868	$4,841	$322,935

U.S. Government agency	$40,111	$904,851	$—	$—
Obligations of U.S. states and
political subdivisions	—	—	17	446
Other domestic debt securities	1,399	11,508	512	5,419

Securities held to maturity	$41,510	$916,359	$529	$5,865

The following table presents realized gains and losses on investment securities transactions attributable to securities available for sale and securities held to maturity. Net realized gains of $22.4 million and $.5 million related to the securities available for sale portfolio are included in mortgage banking revenue in the consolidated statement of income for 2003 and 2002 respectively.

Year Ended December 31,	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains (Losses)

	in thousands
2003
Securities available for sale	$81,137	$(10,734)	$70,403
Securities held to maturity:
Maturities, calls and mandatory
redemptions	301	(11)	290

	$81,438	$(10,745)	$70,693

2002
Securities available for sale	$187,021	$(69,903)	$117,118
Securities held to maturity:
Maturities, calls and mandatory
redemptions	3,412	(2,361)	1,051

	$190,433	$(72,264)	$118,169

2001
Securities available for sale	$250,381	$(102,671)	$147,710
Securities held to maturity:
Maturities, calls and mandatory
redemptions	1,578	(21)	1,557

	$251,959	$(102,692)	$149,267

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2003, by contractual maturity are shown in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The amounts exclude $187 million cost ($233 million fair value) of equity securities that do not have maturities.

December 31, 2003	Amortized Cost	Fair Value

	in thousands

Within one year	$362,058	$362,407
After one but within five years	2,330,552	2,339,589
After five but within ten years	1,424,687	1,432,069
After ten years	9,764,036	9,776,105

Securities available for sale	$13,881,333	$13,910,170

Within one year	$149,079	$149,614
After one but within five years	171,996	182,397
After five but within ten years	226,962	243,592
After ten years	3,963,592	4,072,110

Securities held to maturity	$4,511,629	$4,647,713

Note 4. Loans

A distribution of the loan portfolio follows.

December 31,	2003	2002

	in thousands
Domestic:
Commercial:
Construction and mortgage loans	$7,075,046	$6,350,036
Other business and financial	8,657,860	11,024,378
Consumer:
Residential mortgages	26,294,464	20,437,891
Credit card receivables	1,111,763	1,101,067
Other consumer loans	1,904,484	1,693,224
International	3,430,354	3,029,276

	$48,473,971	$43,635,872

Included in commercial loans for 2002 were $249.5 million of commercial mortgages and other commercial loans held for sale. Residential mortgages include $941.3 million and $1,838.1 million of mortgages held for sale at December 31, 2003 and 2002 respectively. Other consumer loans include $385.0 million and $372.8 million of higher education loans also held for sale at December 31, 2003 and 2002 respectively.

International loans include certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady bonds). These bonds had an aggregate carrying value of $165.9 million (face value $177.5 million) at year end 2003 and 2002, and an aggregate fair value of $164.4 million and $141.9 million at year end 2003 and 2002 respectively. The Company’s intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.

At December 31, 2003 and 2002, the Company’s nonaccruing loans were $365.7 million and $387.4 million respectively. At December 31, 2003 and 2002, the Company had commitments to lend additional funds of $3.6 million and $12.3 million respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments includes clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

Year Ended December 31,	2003	2002	2001

	in thousands
Interest income on nonaccruing loans which
would have been recorded had they been
current in accordance with their original terms	$27,696	$36,826	$30,565
Interest income recorded on nonaccruing loans	11,509	9,354	18,677

Other real estate and owned assets included in other assets amounted to $17.4 million and $16.6 million at December 31, 2003 and 2002 respectively.

The Company identified impaired loans totaling $266.8 million at December 31, 2003, of which $179.2 million had a related impairment reserve of $86.5 million. At December 31, 2002, the Company had identified impaired loans of $288.1 million of which $170.3 million had a related impairment reserve of $88.9 million. The average recorded investment in such impaired loans was $274.3 million, $288.2 million and $215.5 million in 2003, 2002 and 2001 respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders’ equity at December 31, 2003 and 2002.

Note 5. Allowance for Credit Losses

An analysis of the allowance for credit losses follows.

	2003	2002	2001

	in thousands
Balance at beginning of year	$493,125	$506,366	$524,984
Allowance related to acquisitions and
(dispositions), net	(15,567)	(2,249)	(18,987)
Provision charged to income	112,929	195,000	238,400
Recoveries on loans charged off	50,964	35,301	42,821
Loans charged off	(242,822)	(240,926)	(280,500)
Translation adjustment	(33)	(367)	(352)

Balance at end of year	$398,596	$493,125	$506,366

Note 4 provides information on impaired loans and the related impairment reserve.

Included in the December 31, 2003 and December 31, 2002 allowance for credit losses are $33.2 million and $40.8 million respectively, of non-United States transfer risk reserves.

Note 6. Mortgage Servicing Rights

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $34.1 billion and $25.9 billion at December 31, 2003 and 2002 respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices, were $643.3 million and $841.0 million at December 31, 2003 and 2002 respectively.

An analysis of residential MSRs, reported in other assets, follows.

	2003	2002	2001

	in thousands
Balance at beginning of year	$352,367	$314,272	$265,752
Additions	331,517	171,424	106,560
Amortizations	(158,213)	(76,989)	(58,040)
Provision for impairment *	(26,550)	(56,340)	—

Balance at end of year	$499,121	$352,367	$314,272

*	Temporary impairment was recorded in a valuation reserve which has a balance of $23.0 million and $40.6 million at December 31, 2003 and 2002 respectively. See the following table.

The fair value of residential MSRs as of December 31, 2003, 2002 and 2001 was approximately $499.1 million, $352.4 million and $362.0 million respectively.

The following table summarizes the changes in the valuation reserve for residential MSRs.

	2003	2002

	in thousands
Balance at beginning of year	$40,591	$—
Temporary impairment	26,550	56,340
Write-down of MSRs	(44,096)	(15,749)

Balance at end of year	$23,045	$40,591

In 2003, 2002 and 2001, the Company realized net gains from the sale of residential mortgages in securitizations, including those through agencies such as FHLMC, of $117.4 million, $163.7 million and $66.6 million respectively.

At December 31, 2003, the carrying value of residential MSRs was written down to their fair value of $499.1 million. That fair value was based on the present value of future cash flows, using a constant prepayment rate (CPR) of 17.4% annualized, a constant discount rate of 9.3% and a weighted average life of 5.0 years.

Note 7. Goodwill and Intangible Assets

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

SFAS 147 is effective for acquisitions on or after October 1, 2002 with mandatory implementation effective January 1, 2002 for existing intangibles. The Company concluded that its acquisition of East River Savings Bank was within the scope of SFAS 147. As of December 31, 2001, the unamortized amount of unidentifiable intangible assets (i.e. excess premium SFAS 72) was $64.6 million. During the fourth quarter of 2002, this intangible asset was reclassified retroactively to January 1, 2002 to goodwill and no longer amortized but subject to annual impairment testing. The amortization previously recorded for the first three quarters of 2002 was reversed in accordance with SFAS 147.

The following table presents the consolidated results of operations adjusted as though the adoption of SFAS 142 occurred as of January 1, 2001.

	2003	2002	2001

	in thousands
Reported net income	$940,745	$855,444	$353,138
Goodwill amortization add-back	—	—	176,482

Adjusted net income	$940,745	$855,444	$529,620

The following table presents all intangible assets of the Company that are being amortized. Given current market conditions relative to interest rates and prepayments, normally scheduled annual MSRs’ amortization for the next five years would be approximately $90 million for the year ended 2004 declining gradually to approximately $40 million for the year ended 2008. Actual annual levels of MSRs’ amortization could either increase or decrease dependent upon changes in interest rates, prepayment activity, new production and changes in strategy relative to sales of servicing rights. At December 31, 2003 intangible assets are as follows.

Intangible Assets
	Gross Carrying Amount	Accumulated Amortization		Amortization Expense 2003

	in thousands
Mortgage servicing rights	$875,137	$372,412	*	$185,488	**
Favorable lease arrangements	66,768	18,625		5,021

Total	$941,905	$391,037		$190,509

*	Includes a $23.0 million impairment valuation reserve.

**	Includes $184.7 million of amortization and impairment charges related to residential mortgage activity and $.8 million related to commercial mortgage activity.

Note 8. Deposits

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $6.98 billion and $5.60 billion at December 31, 2003 and 2002 respectively. The scheduled maturities of all domestic time deposits at December 31, 2003 follows.

in thousands
2004	$10,031,689
2005	983,601
2006	594,947
2007	133,519
2008	58,208
Later years	409,777

$12,211,741

Note 9. Short-Term Borrowings

The following table shows detail relating to short-term borrowings in 2003, 2002 and 2001. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	in thousands
Federal funds purchased
(day to day):
At December 31	$1,718,097.95%		$656,181	1.29%	$133,640	1.18%
Average during year	915,236	1.11	1,401,672	1.62	1,436,449	3.78
Maximum month-end balance	2,563,087		2,788,010		2,919,576
Securities sold under
repurchase agreements:
At December 31	357,223	1.45	552,583	1.52	377,059	1.25
Average during year	638,431	1.97	834,477	3.64	1,116,433	2.94
Maximum month-end balance	1,475,415		1,053,540		2,280,180
Commercial paper:
At December 31	1,730,356	1.08	1,484,417	1.53	1,634,559	2.05
Average during year	1,405,508	1.21	1,496,367	1.79	1,218,242	3.77
Maximum month-end balance	1,730,356		1,787,276		1,642,520
Precious metals:
At December 31	2,807,970.78		3,083,397.42		2,300,704	1.37
Average during year	3,436,540.33		3,274,783.51		2,200,346	1.13
Maximum month-end balance	3,734,699		3,865,153		2,544,318
All other short-term borrowings:
At December 31	168,488.97		1,615,790	1.46	4,756,124	2.32
Average during year	1,044,394	1.80	2,780,541	2.76	3,145,211	4.97
Maximum month-end balance	2,103,380		6,669,263		5,817,136

At December 31, 2003, the Company had unused lines of credit with HSBC Bank plc aggregating $500 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant. In addition, the Company, as a member of the New York Federal Home Loan Bank, has a secured borrowing facility in excess of $5 billion collateralized by residential mortgage loan assets.

Note 10. Income Taxes

Total income taxes were allocated as follows.

Year Ended December 31,	2003	2002	2001

	in thousands
To income before income taxes	$570,400	$509,629	$226,000
To shareholders’ equity as tax charge (benefit):
Net unrealized gains (losses) on securities
available for sale	(99,236)	41,407	20,638
Unrealized gain (loss) on derivatives
classified as cash flow hedges	6,029	42,521	(20,194)
Foreign currency translation, net	15,778	2,216	(6,383)

	$492,971	$595,773	$220,061

The components of income tax expense follow.

Year Ended December 31,	2003	2002	2001

	in thousands
Current:
Federal	$364,781	$(31,657)	$384,849
State and local	47,829	10,393	60,987
Foreign	24,357	19,218	24,127

Total current	436,967	(2,046)	469,963
Deferred, primarily federal	133,433	511,675	(243,963)

Total income taxes	$570,400	$509,629	$226,000

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

Year Ended December 31,	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes	3.1	4.2	1.8
Goodwill	.9	—	9.8
Change in valuation allowance
for deferred tax assets	—	—	(4.9)
Tax exempt interest income	(.8)	(1.0)	(2.6)
Other items	(.5)	(.9)	(.1)

Effective income tax rate	37.7%	37.3%	39.0%

The components of the net deferred tax position are summarized below.

December 31,	2003	2002

	in thousands
Deferred tax assets:
Allowance for credit losses	$175,562	$177,680
Benefit accruals	93,326	128,620
Accrued expenses not currently deductible	41,473	88,785
Investment securities	(38,446)	49,256
Net purchase discount on acquired companies	58,069	68,245
Other	(26,929)	35,590

Total deferred tax assets	303,055	548,176

Less deferred tax liabilities:
Unrealized gains on securities available for sale	30,515	129,751
Lease financing income accrued	35,825	62,405
Accrued pension cost	212,049	133,766
Accrued income on foreign bonds	10,787	16,161
Deferred net operating loss recognition	—	113,468
Depreciation and amortization	49,786	118,484
Interest and discount income	47,120	42,901
Mortgage servicing rights	184,828	140,492

Total deferred tax liabilities	570,910	757,428

Net deferred tax asset (liability)	$(267,855)	$(209,252)

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

Note 11. Long-Term Debt

	Face Value		Book Value

December 31,	2003	2002	2003	2002

	in thousands
Issued or acquired by the Company or
subsidiaries other than the Bank
Non-subordinated debt:
Floating Rate Senior Notes due 2004
(1.32%)	$300,000	$300,000	$300,000	$300,000
8.375% Debentures due 2007	100,000	100,000	102,160	102,861

	400,000	400,000	402,160	402,861

Subordinated debt:
7% Subordinated notes due 2006	300,000	300,000	299,286	299,034
5.875% Subordinated notes due 2008	250,000	250,000	233,308	229,794
6.625-9.70% Subordinated notes
due 2009	550,000	550,000	599,940	619,594
Floating Rate Subordinated Notes
due 2009 (5.25%)	124,320	124,320	124,320	124,320
7% Subordinated notes due 2011	100,000	100,000	116,508	116,279
9.50% Subordinated debentures
due 2014	150,000	150,000	162,890	164,148
9.125-9.30% Subordinated notes
due 2021	200,000	200,000	215,772	216,680
7.20% Subordinated debentures
due 2097	250,000	250,000	215,549	215,181
Perpetual Capital Notes (1.438%)	129,000	129,000	124,674	124,133
7.53% Junior Subordinated Debentures
due 2026	206,186	—	216,313	—
7.75% Junior Subordinated Debentures
due 2026	154,640	—	142,025	—
7.808% Junior Subordinated Debentures
due 2026	206,186	—	206,186	—
8.38% Junior Subordinated Debentures
due 2027	206,186	—	206,186	—
7.85% Junior Subordinated Debentures
due 2032	309,279	—	285,976	—

	3,135,797	2,053,320	3,148,933	2,109,163

Guaranteed mandatorily redeemable
securities:
7.53% Capital Securities due 2026	—	200,000	—	214,110
7.75% Capital Securities due 2026	—	150,000	—	136,832
7.808% Capital Securities due 2026	—	200,000	—	200,000
8.38% Capital Securities due 2027	—	200,000	—	200,000
7.85% Capital Securities due 2032	—	300,000	—	300,000

	—	1,050,000	—	1,050,942

Issued or acquired by the Bank or its
subsidiaries
Non-subordinated debt:
Medium-Term Floating Rate Notes
due 2004-2010 (1.12% to 1.17%)	149,555	—	149,555	—
Medium-Term Floating Rate Note
due 2040 (0.99%)	24,999	24,999	24,999	24,999
Fixed rate Federal Home Loan Bank of
New York advances	17,253	14,128	17,253	14,128
Collateralized repurchase agreements	18,817	18,777	18,817	18,777
Other	52,374	54,000	52,293	53,974

	262,998	111,904	262,917	111,878

Total long-term debt	$3,798,795	$3,615,224	$3,814,010	$3,674,844

The above table excludes $1,550 million of debt issued by the Bank or its subsidiaries payable to the Company. Of this amount, the earliest note to mature is in 2006 and the latest note to mature is in 2097.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates on the floating rate notes in effect at December 31, 2003 are shown in parentheses.

The Floating Rate Senior Notes due 2004 represent unsecured obligations of the Company bearing interest at the 3-month U.S. Dollar London Interbank offered rate plus 15 basis points. The notes are not redeemable prior to maturity in September 2004.

The 8.375% Debentures are direct unsecured general obligations of the Company and are not subordinated in right of payment to any other unsecured indebtedness of the Company. The Debentures are not redeemable prior to maturity in February 2007.

The Perpetual Capital Notes (PCNs) are a component of total qualifying capital under applicable risk-based capital rules. The PCNs may be exchanged for securities that constitute permanent primary capital securities for regulatory purposes. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, (2) at the option of the Company on 90 days prior notice, the PCNs may be either (i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of the Company’s retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

Prior to the Company’s adoption of FIN 46 at December 31, 2003, the statutory business trusts (issuer trusts) that issued guaranteed mandatorily redeemable securities (Capital Securities) were considered consolidated subsidiaries of the Company. The $1,050 million of Capital Securities issued by these trusts to third party investors, along with $32 million of common securities of the trusts (Common Securities) issued to the Company, were invested in Junior Subordinated Debentures of the Company. The Capital Securities were included in long-term debt on the Company’s consolidated balance sheet and the Common Securities and Junior Subordinated Debentures were eliminated in consolidation. Upon adoption of FIN 46 the Company deconsolidated the issuer trusts. As a result, the Junior Subordinated Debentures issued by the Company to the trusts are now reflected in total long-term debt on the Company’s consolidated balance sheet at December 31, 2003. The Junior Subordinated Debentures, excluding the portion representing the Common Securities of the trusts, continue to qualify as Tier I capital under interim guidance issued by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), effective through the March 31, 2004 reporting period.

The Medium-Term Floating Rate Notes due 2004-2010 represent equity linked notes issued under the Bank’s Global Medium-Term Note Program, which provides for the issuance of up to $4 billion of notes having maturities of 7 days or more from the date of issuance. The Medium-Term Floating Rate Note due 2040 was also issued under this Program.

The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.01% to 7.24%.

The collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year. The repurchase agreements have fixed rates ranging from 4.97% to 7.16%.

Contractual scheduled maturities for total long-term debt over the next five years are as follows: 2004, $390 million; 2005, $28 million; 2006, $306 million; 2007, $119 million and $280 million in 2008.

Note 12. Preferred Stock

The following table presents information related to the issues of preferred stock outstanding.

	Shares Outstanding 2003	Dividend Rate 2003	Amount Outstanding

December 31,			2003	2002

			in thousands
$1.8125 Cumulative Preferred Stock
($25 stated value)	3,000,000	7.25%	$75,000	$75,000
6,000,000 Depositary shares each
representing a one-fourth interest in
a share of Adjustable Rate Cumulative
Preferred Stock, Series D ($100 stated
value)	1,500,000	4.50	150,000	150,000
Dutch Auction Rate Transferable Securities (TM)
Preferred Stock (DARTS)
Series A ($100,000 stated value)	625	1.286	62,500	62,500
Series B ($100,000 stated value)	625	1.283	62,500	62,500
$2.8575 Cumulative Preferred Stock
($50 stated value)	3,000,000	5.715	150,000	150,000
CTUS Inc. Preferred Stock	100	—	—	—

			$500,000	$500,000

The $1.8125 Cumulative Preferred Stock may be redeemed, as a whole or in part, at the option of the Company at $25 per share plus dividends accrued and unpaid to the redemption date.

The dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D (Series D Stock) is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4½% or more than 10½% per annum for any applicable dividend period. The Series D Stock is redeemable, as a whole or in part, at the option of the Company at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date.

DARTS of each series are redeemable at the option of the Company, as a whole or in part on any dividend payment date, at $100,000 per share, plus accrued and unpaid dividends to the redemption date. Dividend rates for each dividend period are set pursuant to an auction procedure. The maximum applicable dividend rates on the shares of DARTS range from 110% to 150% of the 60 day “AA” composite commercial paper rate. DARTS are also redeemable at the option of the Company, as a whole but not in part, on any dividend payment date at a redemption price of $100,000 per share plus the payment of accrued and unpaid dividends, if the applicable rate for such series fixed with respect to the dividend period for such series ending on such dividend payment date equals or exceeds the 60 day “AA” composite commercial paper rate in effect on the date of determination of such rate.

The outstanding shares of $2.8575 Cumulative Preferred Stock have an aggregate stated value of $150 million. The Cumulative Preferred Stock may be redeemed at the option of the Company, as a whole or in part, on or after October 1, 2007 at $50 per share, plus dividends accrued and unpaid to the redemption date.

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

Note 13. Retained Earnings

Bank dividends are a major source of funds for payment by the Company of shareholder dividends and along with interest earned on investments, cover the Company’s operating expenses which consist primarily of interest on outstanding debt. The approval of the Federal Reserve Board is required if the total of all dividends declared by the Bank in any year exceeds the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

Under the more restrictive of the above rules the Bank can pay dividends to the Company as of December 31, 2003 of approximately $568 million, adjusted by the effect of its net income (loss) for 2004 up to the date of such dividend declaration.

Note 14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders’ equity. The following table presents changes in accumulated other comprehensive income balances.

	2003	2002	2001

	in thousands
Unrealized gains on securities
Balance, January 1,	$235,948	$155,440	$124,340
Increase (decrease) in fair value, net of
taxes of $(74,595), $82,398, and $72,307
in 2003, 2002 and 2001 respectively	(128,867)	156,635	127,141
Reclassification adjustment for (gains)
losses included in net income, net of
taxes of $24,641, $40,991 and $51,669
in 2003, 2002 and 2001 respectively	(45,762)	(76,127)	(96,041)

Net change	(174,629)	80,508	31,100

Balance, December 31,	61,319	235,948	155,440

Unrealized gain (loss) on derivatives classified
as cash flow hedges
Balance, January 1,	41,465	(37,503)	—
Change in unrealized gain (loss) on
derivatives classified as cash flow hedges,
net of taxes of $6,029, $42,521 and $(20,194)
in 2003, 2002 and 2001 respectively	11,197	78,968	(37,503)
Unrealized net transitional gain related
to initial adoption of SFAS 133	—	—	2,853
Amortization of unrealized transitional
SFAS 133 gains credited to current income	—	—	(2,853)

Net change	11,197	78,968	(37,503)

Balance, December 31,	52,662	41,465	(37,503)

Foreign currency translation adjustment
Balance, January 1,	(15,214)	(19,330)	(7,489)
Translation gains (losses) net of taxes
of $15,778, $2,216 and $(6,383) in
2003, 2002 and 2001 respectively	29,302	4,116	(11,841)

Net change	29,302	4,116	(11,841)

Balance, December 31,	14,088	(15,214)	(19,330)

Total accumulated other comprehensive
income at December 31,	$128,069	$262,199	$98,607

Note 15. Related Party Transactions

In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms. The following table presents related party transaction balances at year end and the total income and expense generated by those transactions.

December 31,	2003	2002	2001

	in millions
Assets:
Interest bearing deposits with banks	$139	$130	$564
Loans	330	338	142
Other	34	38	33

Total assets	$503	$506	$739

Liabilities:
Deposits	$7,512	$6,140	$4,686
Short-term borrowings	735	267	114
Other	79	349	34

Total liabilities	$8,326	$6,756	$4,834

Interest income	$17	$28	$46
Interest expense	91	87	160
HSBC charges (1)	102	81	72

(1)	Various members of the HSBC Group provide operational, information technology related and administrative support to the Company. The majority of these charges relate to support provided to the Company’s treasury and traded markets businesses.

At December 31, 2003 and 2002, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were $168 billion and $88 billion respectively.

Extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral.

Pursuant to various service agreements, the Company will pay fees for sourcing, underwriting, pricing and on-going servicing functions related to residential mortgage loans recorded as a result of the relationship with Household.

Refer to Note 1 for discussions of the Company’s acquisition and divestiture transactions with other HSBC Group members.

Note 16. Stock Option Plans and Restricted Share Plans

Options have been granted to employees of the Company under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan), the HSBC Holdings Executive Share Option Scheme (the Executive Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan: Overseas Section (the Sharesave Plans). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

Group Share Option Plan

The Group Share Option Plan is a discretionary long-term incentive compensation plan available to certain Company employees, based on performance criteria and potential, with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. This plan was adopted by the Company during 2001.

Total options granted were 4,076,000 in 2003, 4,615,000 in 2002 and 4,084,000 in 2001. The fair value of options granted was $3.01 per option in 2003, $2.33 per option in 2002 and $3.38 per option in 2001. Compensation expense recognized amounted to $11.2 million, $6.6 million and $3.0 million in 2003, 2002 and 2001 respectively.

Executive Share Option Plan

The Executive Share Option Plan is a discretionary long-term incentive compensation plan available to certain Company employees, based on performance criteria and potential, with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. No further grants have been made under this plan since the adoption of the Group Share Option Plan.

Compensation expense recognized related to this plan amounted to $1.0 million, $3.6 million and $4.9 million in 2003, 2002 and 2001 respectively. Since all remaining options granted under the Executive Share Option Plan are now fully vested, no further expense is expected to be recognized for this plan.

Sharesave Plans

The Sharesave Plans invite eligible employees to enter into savings contracts to save up to $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select savings contracts of either a 5 year or 3 year length. The options are exercisable within six months following the third or fifth year respectively of the commencement of the related savings contract, at a 20 percent discount for options granted in 2003, 2002 and 2001.

Total options granted under the 5 year vesting period were 737,000 in 2003, 524,000 in 2002 and 495,000 in 2001. The fair value of options granted was $3.29 per option in 2003, $3.53 per option in 2002, and $3.84 per option in 2001. Compensation expense recognized amounted to $.7 million, $2.6 million and $2.7 million in 2003, 2002 and 2001 respectively.

Total options granted under the 3 year vesting period were 910,000 in 2003, 691,000 in 2002 and 803,000 in 2001. The fair value of options granted was $3.20 per option in 2003, $3.63 per option in 2002 and $3.60 per option in 2001. Compensation expense recognized amounted to $1.4 million in 2003, $1.2 million in 2002 and $.5 million in 2001.

Prior to the Sharesave Plans being offered to employees in its present form, eligible employees could elect to participate through the Company’s 401(k) plan and acquire contributions based on HSBC stock at 85% of market value on the date of grant. An employee’s agreement to participate was a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price credited to their 401(k) account. Eligibility for this plan was discontinued after 1999 with the adoption of the Sharesave Plans. Compensation expense related to this plan amounted to $.3 million in 2003, $2.1 million in 2002 and $2.4 million in 2001.

Fair values of share options, measured at the date of grant of the option, are calculated using a model that is based on the underlying assumptions of the Black-Scholes model. The fair values calculated are inherently subjective and uncertain due to the assumptions made and the limitations of the model used. The significant assumptions used to estimate the fair value of options granted are as follows.

2003	Group Share Option Plan	Sharesave Plan 5 Year	Sharesave Plan 3 Year

Risk free interest rate	4.68%	4.24%	4.01%
Expected life (years)	5	5	3
Expected volatility	30%	30%	30%

2002	Group Share Option Plan	Sharesave Plan 5 Year	Sharesave Plan 3 Year

Risk free interest rate	5.57%	5.57%	5.46%
Expected life (years)	5.25	5.25	3.25
Expected volatility	25%	30%	30%

2001	Group Share Option Plan	Sharesave Plan 5 Year	Sharesave Plan 3 Year

Risk free interest rate	5.65%	5.50%	5.40%
Expected life (years)	10	5.5	3.5
Expected volatility	30%	30%	30%

Restricted Share Plans

HSBC and the Company grant awards to key individuals in the form of performance and non-performance restricted shares. The awards are based on an individual’s demonstrated performance and future potential. Performance related restricted shares generally vest after three years from date of grant, based on HSBC’s Total Shareholder Return (TSR) relative to the TSR of the benchmark during the performance period. TSR is defined as the growth in share value and declared dividend income during the period and the benchmark is composed of HSBC’s peer group of financial institutions. If the performance conditions are met, the shares vest and are released to the recipients two years later. Non-performance restricted shares are released to the recipients based on continued service, typically at the end of a three year vesting period. Total expense recognized for the plan for 2003, 2002 and 2001 was $40.3 million, $28.2 million and $23.7 million respectively.

Note 17. Postretirement Benefits

The Company, the Bank and certain other subsidiaries maintain noncontributory defined benefit pension plans covering substantially all of their employees hired prior to January 1, 1997 and those employees who joined the Company through acquisitions and were participating in a defined benefit plan at the time of acquisition. Certain other HSBC subsidiaries participate in these plans.

The Company also maintains unfunded noncontributory health and life insurance coverage for all employees who retired from the Company and were eligible for immediate pension benefits from the Company’s retirement plan. Employees retiring after 1992 will absorb a portion of the cost of these benefits. Employees hired after that same date are not eligible for these benefits. A premium cap has been established for the Company’s share of retiree medical cost.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The accumulated postretirement benefit obligation and net periodic benefit cost listed below do not reflect the effects of the Act on the plan. As authoritative guidance to implement the Act has not been issued, the Company is unable to assess the impact on the accumulated postretirement obligation and the net periodic benefit cost. The issued guidance could require the Company to change previously reported information.

The measurement date for all plans described above is December 31. The following table provides data concerning the Company’s benefit plans.

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

	in thousands
Change in benefit obligation
Benefit obligation, January 1	$952,437	$824,582	$126,652	$100,603
Service cost	28,917	25,826	2,265	2,274
Interest cost	63,756	59,862	7,073	7,388
Participant contributions	—	—	325	349
Plan amendment	—	639	(2,043)	—
Actuarial (gain) loss	91,210	70,973	(1,647)	24,629
Benefits paid	(33,996)	(29,445)	(9,065)	(8,591)

Benefit obligation, December 31	$1,102,324	$952,437	$123,560	$126,652

Change in plan assets
Fair value of plan assets, January 1	$877,622	$774,127	$—	$—
Actual return on plan assets	203,081	(132,060)	—	—
Company contribution	175,000	265,000	8,740	8,242
Participant contributions	—	—	325	349
Benefits paid	(33,996)	(29,445)	(9,065)	(8,591)

Fair value of plan assets, December 31	$1,221,707	$877,622	$—	$—

Funded status of plan
Funded status, December 31	$119,383	$(74,815)	$(123,560)	$(126,652)
Unrecognized actuarial (gain) loss	389,482	446,855	11,685	13,332
Unrecognized prior service cost	4,470	5,613	—	—
Unrecognized net transition obligation	—	—	27,181	32,471

Recognized amount	$513,335	$377,653	$(84,694)	$(80,849)

Amount recognized in the consolidated
balance sheet
Prepaid benefit cost	$513,335	$377,653	$—	$—
Accrued benefit liability	—	—	(84,694)	(80,849)

Recognized amount	$513,335	$377,653	$(84,694)	$(80,849)

The accumulated benefit obligation for the defined benefit pension plan was $942,823 and $820,577 at December 31, 2003 and 2002 respectively.

Operating expenses for 2003, 2002 and 2001 included the following components.

	Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

	in thousands
Net periodic benefit cost
Service cost	$28,917	$25,826	$25,232	$2,265	$2,274	$2,228
Interest cost	63,756	59,862	55,523	7,073	7,388	6,579
Expected return on
plan assets	(87,005)	(83,974)	(79,689)	—	—	—
Prior service cost
amortization	1,143	1,187	944	—	—	—
Actuarial (gain)/loss	32,507	9,159	—	—	—	(527)
Transition amount
amortization	—	—	—	3,247	3,247	3,247

Net periodic benefit cost	$39,318	$12,060	$2,010	$12,585	$12,909	$11,527

Weighted-average assumptions
to determine benefit
obligations at December 31
Discount rate	6.25%	6.75%	7.25%	5.75%	6.25%	6.75%
Rate of compensation
increase	3.75	3.75	4.00	3.75 (1)	3.75 (1)	4.00 (1)

Weighted-average assumptions
to determine net cost for
years ended December 31
Discount rate	6.75%	7.25%	7.75%	6.25%	6.75%	7.25%
Expected return on
plan assets	8.75	9.50	9.50	—	—	—
Rate of compensation
increase	3.75	4.00	4.50	3.75	4.00	4.50

(1)     Applicable to life insurance only.

The Company determines its expected long-term rate of return based upon historical market returns of equities and fixed income investments adjusted for the mix between these instruments. Additional factors are considered such as the rate of inflation and interest rates. The expected long-term rate of return is validated by comparison to independent sources, which include actuarial consultants and investment advisors.

Net periodic pension cost includes $2.4 million, $1.6 million and $1.1 million for 2003, 2002 and 2001 respectively recognized in the financial statements of other HSBC subsidiaries participating in the Company’s pension plan.

      Assumed Health Care Cost Trend Rates

December 31	2003	2002

Health care cost trend rate assumed for next year	7%	7%
Rate that the cost trend rate gradually declines to	7%	7%
Year that the rate reaches the ultimate rate	2003	2002

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage Point Increase	One Percentage Point Decrease

	in thousands
Effect on total service and interest cost	$275	$(262)
Effect on postretirement benefits obligation	3,170	(2,982)

Plan Assets The Company’s pension plan weighted-average asset allocation at December 31, 2003 and 2002 by asset category are as follows.

	Percentage of Plan Assets

December 31	2003	2002

Equity securities	62%	61%
Debt securities	38	28
Cash and cash equivalents	—	11

Total	100%	100%

The Company’s Investment Committee has developed an asset allocation policy based on the plan’s objectives, characteristics of the pension liabilities, and asset projections. In addition, the Committee considered industry practices, the current market environment, and practical investment issues. The Company is cognizant of the fact that diversification is necessary to reduce unnecessary risk. Therefore the pension fund is diversified across several asset classes and securities. The Committee discussed “traditional” asset classes (i.e., publicly traded securities) as well as “alternative” asset classes (e.g., private equity, hedge funds, real estate, etc.), but decided it was not comfortable with alternative asset classes at this time. The current policy is described below.

Asset Class	Target Allocation Percentage

Equity securities	60%
Debt securities	40

Total	100%

The Company strives to maximize the possibility of having sufficient funds to meet the long-term liabilities of the pension fund. To do so, the Company must achieve a fine balance between the goals of growing the assets of the plan and keeping risk at an acceptable level. A key factor in shaping the Company’s attitude towards risk is the long-term investment horizon of the pension fund. The long-term horizon enables the plan to tolerate the risk of somewhat volatile investment returns in the short run with the expectation of higher returns in the long run.

The Committee has examined the plan’s risk tolerance from the perspective of participant demographic characteristics, funding characteristics and business/financial characteristics. Based on its assessment of these characteristics and risk preference, the Company believes that its overall risk posture is average relative to the typical pension plan. Consequently, the Company believes an average equity exposure is appropriate for its pension fund.

      Cash Flows

The Company expects to contribute nothing for pension benefits and approximately $9 million for other postretirement benefits during fiscal year 2004.

      Defined Contribution Plans

Employees hired after December 31, 1996 become participants in a defined contribution plan after one year of service. Contributions to the plan are based on a percentage of employees’ compensation. Total expense recognized for the plan was $7.8 million in 2003, $3.0 million in 2002 and $3.0 million in 2001.

The Company maintains a 401(k) plan covering substantially all employees. Contributions to the plan by the Company are based on employee contributions. Total expense recognized for the plan was $18.0 million in 2003, $16.3 million in 2002 and $15.1 million in 2001.

Note 18. Business Segments

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

The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). See the Business Segments sections for additional disclosure regarding the Company’s operating segments: Business Segments on page 30 and segment results table on page 31.

Note 19. Collateral, Commitments and Contingent Liabilities

The following table presents pledged assets included in the consolidated balance sheet.

December 31,	2003	2002

	in millions
Interest bearing deposits with banks	$140	$65
Trading assets	647	1,770
Securities available for sale	4,171	6,083
Securities held to maturity	956	1,607
Loans	360	343

Total	$6,274	$9,868

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged at December 31, 2003 and 2002 was $349 million and $1,936 million respectively.

The fair value of collateral accepted by the Company not reported on the consolidated balance sheet that can be sold or repledged at December 31, 2003 and 2002 was $1,655 million and $3,011 million respectively. This collateral was obtained under security resale agreements. Of this collateral, $1,138 million at December 31, 2003 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $2,428 million at December 31, 2002.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Rental expense under all operating leases, net of sublease rentals, was $63.2 million, $58.1 million and $60.1 million in 2003, 2002 and 2001 respectively. Minimum future rental commitments on operating leases in effect at December 31, 2003 were as follows: 2004, $68 million; 2005, $59 million; 2006, $46 million; 2007, $39 million; 2008, $29 million; and $86 million thereafter.

Note 20. Litigation

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the “Princeton Note Matter” that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company’s 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name the Company, the Bank, and Republic New York Securities Corporation as defendants. The Company and the Bank have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court’s resolution of the motions to dismiss.

Note 21. Derivative Instruments and Hedging Activities

The Company is party to various derivative financial instruments as an end user (1) for asset and liability management purposes; (2) in order to offset the risk associated with changes in the value of various assets and liabilities accounted for in the trading account; (3) to protect against changes in value of its mortgage servicing rights portfolio; and (4) for trading in its own account.

The Company is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet clients’ needs.

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

Where the critical terms of the hedge instrument are identical at hedge inception, the short-cut method of accounting is utilized. As a result, no retrospective or prospective assessment of effectiveness is required and no hedge ineffectiveness is recognized. However, in instances where the short-cut method of accounting cannot be applied, the cumulative dollar offset method is utilized in order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133.

For the year ended December 31, 2003, the Company recognized a net gain of $.2 million compared with a net gain of $7.5 million for the year ended December 31, 2002 and a net loss of $.6 million for the year ended December 31, 2001 (reported as mortgage banking revenue and/or other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities and commercial loan assets. In order to initially qualify for hedge accounting, assessment of hedge effectiveness is demonstrated on a prospective basis utilizing both regression analysis and the cumulative dollar offset method. In order to satisfy the retrospective assessment of hedge effectiveness, the cumulative dollar offset method is utilized and ineffectiveness is recorded to the income statement on a monthly basis.

For the year ended December 31, 2003, the Company recognized a net gain of $3.4 million compared with a net gain of $12.7 million for the year ended December 31, 2002 and a net gain of $8.5 million for the year ended December 31, 2001 (reported as a component of other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing. As of December 31, 2003, $10.0 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during 2004.

Trading and Other Activities

The Company enters into certain derivative contracts for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. In addition, certain derivative contracts are accounted for on a full mark to market basis through current earnings even though they were acquired for the purpose of protecting the economic value of certain assets and liabilities.

Credit and Market Risks

By using derivative instruments, the Company is exposed to credit and market risks. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk.

The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with quality counterparties including other members of the HSBC Group. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the Company’s credit risk management department. The Company generally requires that derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well. When the Company has more than one transaction with a counterparty and has a legally enforceable master netting agreement in place with that counterparty, the net positive mark to market value, less the amount of collateral, if any, should represent the measure of current credit exposure with that counterparty as of the reporting date.

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company also manages the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. The Company measures this risk daily by using Value at Risk (VAR) and other methodologies.

The Company’s Asset and Liability Policy Committee is responsible for monitoring and defining the scope and nature of various strategies utilized to manage interest rate risk that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

A summary of the notional amount of the Company’s derivative financial instruments follows.

December 31,	2003	2002

	in millions
Interest rate:
Futures and forwards	$107,646	$73,640
Swaps	625,670	242,502
Options written	161,824	106,540
Options purchased	197,081	108,710

	1,092,221	531,392

Foreign exchange:
Swaps, futures and forwards	147,741	80,042
Options written	16,583	4,101
Options purchased	16,769	4,875
Spot	14,320	5,258

	195,413	94,276

Other (1):
Swaps, futures and forwards	33,897	28,011
Options written	7,048	5,059
Options purchased	7,081	5,042
Credit derivatives	31,302	11,058

	79,328	49,170

Total	$1,366,962	$674,838

(1)     Other includes commodities, equities and precious metals.

The year to year increase in the notional amounts of derivative financial instruments reflects continued growth in the Company’s derivative business. However, the notional amount of derivative financial instruments only provides an indicator of the transaction volume in these types of instruments. It does not represent the Company’s exposure to market or credit risks under these contracts. The total fair value of derivative receivables on the balance sheet was $7,653 million and $5,419 million at December 31, 2003 and 2002 respectively. These amounts reflect a net receivable balance for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. See Note 2. The net fair value of derivative financial instruments was a negative $566 million and a positive $689 million at December 31, 2003 and 2002 respectively.

The table below summarizes the risk profile of the counterparties of the Company’s on balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral as of December 31, 2003.

Rating equivalent	Exposure Net of Collateral(1)	Percent of Exposure Net of Collateral

	in millions
AAA to AA-	$1,814	35.8%
A+ to A-	1,480	29.2
BBB+ to BBB-	920	18.1
BB+ to B-	405	8.0
CCC+ and below	454	8.9

Total	$5,073	100.0%

(1)	Total fair value of derivative receivables exposure on the balance sheet and collateral held by the Company against this exposure was $7,653 million and $2,580 million respectively. This collateral excludes credit enhancements in the form of letters of credit and surety receivables.

Note 22. Concentrations of Credit Risk

The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. The Company participates in lending activity throughout the United States and on a limited basis internationally. See Note 23 for a geographic distribution of year-end assets.

The following is a summary of the regional exposure the Company has at December 31, 2003 for the following loan portfolios.

	Commercial Construction and Mortgage Loans	Residential Mortgage Loans

New York State	63.3%	32.1%
North Central United States	3.1	9.0
North Eastern United States	9.4	9.9
Southern United States	8.1	19.2
Western United States	15.8	26.9
Other	.3	2.9

Total	100.0%	100.0%

In general, the Company controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is the Company’s policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management’s credit evaluation.

Note 23. International and Domestic Operations

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

International Assets by Geographic Distribution and Domestic Assets December 31,	2003	2002

	in millions
International:
Asia/Pacific	$820	$970
Europe/Middle East/Africa	3,753	3,515
Other Western Hemisphere	1,291	1,195

Total international	5,864	5,680
Domestic	89,698	83,746

Total international/domestic	$95,562	$89,426

The following table presents income statement information relating to the international and domestic operations of the Company. Geographical information has been classified by the location of the principal operations of the subsidiary, or in the case of the Bank, by the location of the branch office. Due to the nature of the Company’s structure, the following analysis includes intra-Company items between geographic regions.

Revenues and Earnings – International and Domestic

Year Ended December 31,	Total Revenue (1)	Total Expenses (2)	Income(Loss) Before Taxes

	in millions
2003
International:
Asia/Pacific	$41.3	$21.4	$19.9
Europe	44.1	33.2	10.9
Other Western Hemisphere	77.6	42.5	35.1

Total international	163.0	97.1	65.9
Domestic (3)	3,507.4	2,062.2	1,445.2

Total international/domestic	$3,670.4	$2,159.3	$1,511.1

2002
International:
Asia/Pacific	$43.0	$17.1	$25.9
Europe	31.9	22.7	9.2
Other Western Hemisphere	103.7	112.6	(8.9)

Total international	178.6	152.4	26.2
Domestic (3)	3,262.5	1,923.6	1,338.9

Total international/domestic	$3,441.1	$2,076.0	$1,365.1

2001
International:
Asia/Pacific	$62.7	$30.4	$32.3
Europe	77.3	21.9	55.4
Other Western Hemisphere	108.2	92.4	15.8

Total international	248.2	144.7	103.5
Domestic (3)	3,113.5	2,637.4	476.1

Total international/domestic	$3,361.7	$2,782.1	$579.6

(1)	Includes net interest income and other operating income. Total revenue includes intra-Company income of $6.5 million, $5.5 million and $.7 million for 2003, 2002 and 2001 respectively.

(2)	Includes operating expenses and provision for credit losses. Total expenses include intra-Company expenses of $6.5 million, $5.5 million and $.7 million for 2003, 2002 and 2001 respectively.

(3)	Includes the Caribbean and Canada.

Note 24. Fair Value of Financial Instruments

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

Financial instruments with carrying value equal to fair value – The carrying value of certain financial assets and liabilities is considered to be equal to fair value as a result of their short term nature. These include cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, customers’ acceptance liability and certain financial liabilities including acceptances outstanding, short-term borrowings and interest, taxes, and other liabilities.

Securities and trading assets and liabilities – The fair value of securities and derivative contracts is based on current market quotations, where available. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments or internal valuation models that approximate market pricing.

Loans – The fair value of the performing loan portfolio is determined primarily by calculating the present value of expected cash flows using a discount rate as noted below. The loans are grouped, to the extent possible, into homogeneous pools, segregated by maturity, weighted average maturity, and average coupon rate. Depending upon the type of loan involved, maturity assumptions are based on either the contractual or expected maturity date.

For commercial loans, the allowance for credit losses is allocated to the expected cash flows to provide for credit risk. A published interest rate that equates closely to a “risk free” or “low-risk” loan rate is used as the discount rate. The interest rate is adjusted for a liquidity factor, as appropriate.

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

Deposits – The fair value of demand, savings, and money market deposits with variable maturities is equal to the carrying value. For deposits with fixed maturities, fair value is estimated using market interest rates currently offered on deposits with similar characteristics and maturities.

Long-term debt – Fair value is estimated using interest rates currently available to the Company for borrowings with similar characteristics and maturities.

The summarized carrying values and estimated fair values of financial instruments as of December 31, 2003 and 2002 follows.

	2003		2002

December 31,	Carrying Value	Fair Value	Carrying Value	Fair Value

	in millions
Financial assets:
Instruments with carrying value
equal to fair value	$6,185	$6,185	$6,300	$6,300
Trading assets	14,646	14,646	13,408	13,408
Securities available for sale	14,143	14,143	14,694	14,694
Securities held to maturity	4,512	4,648	4,628	4,905
Loans, net of allowance	48,075	48,871	43,143	43,940
Derivative instruments included
in other assets (1)	194	194	267	267

Financial liabilities:
Instruments with carrying value
equal to fair value	6,960	6,960	7,632	7,632
Deposits:
Without fixed maturities	54,304	54,304	51,262	51,262
Fixed maturities	9,651	9,675	8,568	8,638
Trading account liabilities	10,460	10,460	7,710	7,710
Long-term debt	3,814	4,500	3,675	4,419
Derivative instruments included
in other liabilities (1)	53	53	100	100

(1)	At December 31, 2003 and 2002, the amounts reported relate to derivative contracts that qualify for hedge accounting treatment as defined by SFAS 133.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees, which approximate those currently charged to originate similar commitments.

Note 25. Financial Statements of HSBC USA Inc. (parent) Condensed parent company financial statements follow.

Balance Sheet December 31,	2003	2002

	in thousands
Assets:
Cash and due from subsidiary bank	$—	$882
Interest bearing deposits with banks (including
$547,654 and $853,261 in banking subsidiary)	612,654	918,261
Trading assets	179,057	177,448
Securities available for sale	44,152	49,045
Securities held to maturity (fair value $180,290
and $192,889)	167,424	185,784
Loans (net of allowance for credit losses of
$698 and $1,329)	104,175	107,452
Receivable from subsidiaries	1,682,402	1,660,589
Investment in subsidiaries at amount of their
net assets:
Banking	7,921,346	7,288,607
Other	1,253,591	1,265,839
Goodwill	604,501	604,501
Other assets	334,620	334,495

Total assets	$12,903,922	$12,592,903

Liabilities:
Interest, taxes and other liabilities	$163,436	$142,918
Short-term borrowings	1,746,188	1,484,417
Long-term debt (1) (2)	3,529,599	2,483,620
Long-term debt due to subsidiary (1) (2)	3,163	1,085,355

Total liabilities	5,442,386	5,196,310
Shareholders’ equity *	7,461,536	7,396,593

Total liabilities and shareholders’ equity	$12,903,922	$12,592,903

* See Consolidated Statement of Changes in Shareholders’ Equity, page 65.

(1)	Contractual scheduled maturities for the debt over the next five years are as follows: 2004, $300 million; none for 2005; 2006, $300 million; 2007, $100 million and 2008, $250 million.

(2)	As a result of the adoption of FIN 46 effective December 31, 2003, the Company deconsolidated all trusts that were previously considered consolidated subsidiaries of the Company. Junior subordinated debt issued by the Company to the trusts, totaling $1,082.5 million (face value) at December 31, 2003 is reported above as long-term debt instead of long-term debt due to subsidiary, where it was reported previously. For further information on this accounting change, see Note 11, Long-Term Debt.

Statement of Income Year Ended December 31,	2003	2002	2001

	in thousands
Income:
Dividends from banking subsidiaries	$690,000	$670,000	$950,000
Dividends from other subsidiaries	34,126	2,954	3,801
Interest from banking subsidiaries	98,996	105,973	138,254
Interest from other subsidiaries	942	392	1,938
Other interest income	15,775	17,264	34,910
Securities transactions	(2,218)	(894)	5,868
Other income	48,636	23,087	9,612

Total income	886,257	818,776	1,144,383

Expenses:
Interest (including $64,081, $65,263 and
$61,172 paid to subsidiaries)	228,682	241,043	312,902
Goodwill amortization	—	—	39,381
Princeton Note Matter	—	—	575,000
Provision for credit losses	35,729	(23,500)	—
Other expenses	23,862	22,638	25,799

Total expenses	288,273	240,181	953,082

Income before taxes, equity in undistributed
income of subsidiaries and cumulative
effect of accounting change	597,984	578,595	191,301
Income tax benefit	(63,481)	(54,081)	(311,757)

Income before equity in undistributed
income of subsidiaries and cumulative
effect of accounting change	661,465	632,676	503,058
Equity in undistributed income (loss)
of subsidiaries	279,280	222,768	(143,721)

Income before cumulative effect of
accounting change	940,745	855,444	359,337

Cumulative effect of accounting change-
implementation of SFAS 133, net of tax	—	—	(6,199)

Net income	$940,745	$855,444	$353,138

Statement of Cash Flows Year Ended December 31,	2003	2002	2001

	in thousands
Cash flows from operating activities:
Net income	$940,745	$855,444	$353,138
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation, amortization and
deferred taxes	13,272	131,685	(42,277)
Provision for credit losses	35,729	(23,500)	—
Net change in other accrued accounts	24,828	(539,887)	96,003
Undistributed (income) loss of
subsidiaries	(279,280)	(222,768)	143,721
Other, net	(62,445)	(136,182)	97,207

Net cash provided by operating
activities	672,849	64,792	647,792

Cash flows from investing activities:
Net change in interest bearing
deposits with banks	305,607	740,990	(818,752)
Purchases of securities	(1,162)	(5,106)	(89,798)
Sales and maturities of securities	31,331	46,787	293,632
Net originations and maturities of loans	(32,452)	(70,022)	263,044
Net change in investments in and advances
to subsidiaries	(538,850)	(18,633)	(10,816)
Other, net	56,450	95,515	(40,071)

Net cash provided (used) by
investing activities	(179,076)	789,531	(402,761)

Cash flows from financing activities:
Net change in short-term borrowings	261,771	(150,142)	741,973
Issuance of long-term debt	—	609,279	—
Repayment of long-term debt	—	(624,320)	(350,000)
Dividends paid	(712,521)	(693,067)	(550,856)
Return of capital	(43,905)	—	(84,939)

Net cash used by financing activities	(494,655)	(858,250)	(243,822)

Net change in cash and due from banks	(882)	(3,927)	1,209
Cash and due from banks at beginning of year	882	4,809	3,600

Cash and due from banks at end of year	$—	$882	$4,809

Cash paid for:
Interest	$228,155	$250,098	$322,014

The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company. See Note 13 for further discussion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 2003.

Item 9A. Controls and Procedures

Under the direction of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company has reviewed its “disclosure controls and procedures”. That term means controls and other procedures designed to ensure that information required to be disclosed in the Company’s reports filed with the SEC is recorded, processed, summarized and reported by the due dates specified by the SEC’s rules. Also, this process is the support for the certifications of the CEO and CFO included as Exhibit 31 to this report.

Since 1993, the CEO and CFO have reported on the Bank’s internal controls over financial reporting pursuant to FDICIA regulations. The Company’s independent auditors have annually attested, without qualification, to the reports. Thus, management is well acquainted with the process underlying the attestation to financial reporting controls. The current review process is built on the annual review at the Bank for FDICIA purposes as well as various other internal control processes and procedures, which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of the Company.

To monitor the Company’s compliance with the disclosure controls and procedures, the Company has formed a Disclosure Committee chaired by its CFO. The Disclosure Committee is composed of key members of senior management, who have knowledge of significant portions of the Company’s internal control system as well as the business and competitive environment in which the Company operates. The Disclosure Committee covers all of the Company’s significant business and administrative functions. One of the key responsibilities of each Disclosure Committee member is to review the document to be filed with the SEC as it progresses through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions.

The Disclosure Committee has designated a preparation-working group that is responsible for providing and/or reviewing the detail supporting financial disclosures. The Disclosure Committee also has designated a business issues working group that is responsible for the development of forward-looking disclosures.

The Company’s CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company’s disclosure controls and procedures were effective as of December 31, 2003 and that those controls and procedures support the disclosures in this document. During the quarter ended December 31, 2003 there were no material changes in the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors
Set forth below is certain biographical information relating to the members of the Company’s Board of Directors. Each director is elected annually. There are no family relationships among the directors.

William F. Aldinger III, age 56, Chairman of the Company and the Bank since January, 2004. Mr. Aldinger has been Chairman and Chief Executive Officer of Household International, Inc. since 1996 and has been an Executive Director of HSBC since 2003. He is also a director of AT&T, Illinois Tool Works, Inc. and MasterCard International. A director of the Bank and the Company since October, 2003.

Under agreement with management and the Board of Directors of HSBC, Mr. Aldinger manages the North American operations of HSBC. As such, it was agreed that he would act as Chairman and Director of the principal North American operating subsidiaries of HSBC.

Sal H. Alfiero, age 66, Chairman and Chief Executive Officer, Protective Industries, LLC. Mr. Alfiero has been a director of the Bank since 1996. He is also a director of Phoenix Companies, Inc., Southwire Company, Fresh Del Monte Produce Company and National Health Care Affiliates. Elected January, 2000.

Donald K. Boswell, age 52, President and Chief Executive Officer, Western New York Public Broadcasting Association since 1998. He has been in public broadcasting since 1977. A director of the Bank and the Company since April, 2002.

James H. Cleave, age 61, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of HSBC Bank Canada since 1987. Mr. Cleave is also a director and Vice Chairman of HSBC Bank Canada. Elected in 1991.

Frances D. Fergusson, age 59, President, Vassar College since 1986. Formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is a member of the Board of Overseers of Harvard University. She was a director of the Company from 1990 through 1995 and has been a director of the Bank since 1990. Reelected January, 2000.

Douglas J. Flint, age 48, Group Finance Director, HSBC Holdings plc and an Executive Director of HSBC since 1995. A director of HSBC Bank Malaysia Berhad and a director of the Bank since 1998. Mr. Flint is a member of the UK Accounting Standards Board and a former partner in KPMG LLP. Elected January, 2000.

Martin J. G. Glynn, age 52, Director, President and Chief Executive Officer of the Company and the Bank since October, 2003 and a Group General Manager since 2001. Formerly President and Chief Executive Officer, HSBC Bank Canada. He is also a director of HSBC Bank Canada and Husky Energy Inc. Elected January, 2000.

Stephen K. Green, age 55, Vice Chairman of the Company and the Bank and Group Chief Executive, HSBC Holdings plc. He joined HSBC in 1982 and has been an Executive Director of HSBC since 1998. Mr. Green is Deputy Chairman of HSBC Bank plc. He is also a director of HSBC Private Banking Holdings (Suisse) S.A., HSBC Bank Canada, HSBC Bank Middle East, The Hongkong and Shanghai Banking Corporation Limited, Grupo Financiero HSBC, S.A. de C.V., CCF S.A. and HSBC Trinkaus & Burkhardt KGaA. Elected January, 2000.

Richard A. Jalkut, age 59, President and Chief Executive Officer, Telepacific Communications and Chairman of Birch Telecom, Inc. Formerly President and Chief Executive of Pathnet. Previously President and Group Executive, NYNEX Telecommunications. He was a director of the Company from 1992 through 1995 and has been a director of the Bank since 1992. He is also a director of IKON Office Solutions and Covad Communications. Reelected January, 2000.

Peter Kimmelman, age 59, Private Investor. Formerly a director of Republic and Republic Bank since 1976. A director of the Bank and the Company since January, 2000.

Charles G. Meyer, Jr. , age 66, Director and former President of Cord Meyer Development Company. Formerly a director of Republic Bank. A director of the Bank and the Company since January, 2000.

James L. Morice, age 66, President and Chief Executive Officer of The JLM Group, LLC, a management consulting firm. Formerly a director of Republic and Republic Bank since 1987. A director of the Bank and the Company since January, 2000.

Carole S. Taylor, age 58, Chair of the Canadian Broadcasting Corporation and a governor of the Vancouver Board of Trade. Also a director of HSBC Holdings plc, Fairmont Hotels & Resorts and Canfor. Formerly a director of HSBC Bank Canada. A director of the Bank and the Company since April, 2002.

Executive Officers

The table below shows the names and ages of all executive officers of the Company and the positions held by them as of March 1, 2004 and the dates when elected an executive officer of the Company.

Name	Age	Year Elected	Present Position with the Company

Martin J. G. Glynn	52	2003	Director, President and Chief Executive Officer
Gerard Aquilina	52	2002	Senior Executive Vice President
Susie Babani	43	2003	Executive Vice President
Robert M. Butcher	60	1988	Senior Executive Vice President and Chief Risk Officer
Paul L. Lee	57	2000	Senior Executive Vice President and General Counsel
Vincent J. Mancuso	57	1996	Senior Executive Vice President and Group Audit Executive, USA
Brendan McDonagh	45	2002	Senior Executive Vice President
Roger K. McGregor	55	2003	Executive Vice President and Chief Financial Officer
Joseph M. Petri	51	2001	Senior Executive Vice President
Brian Robertson	49	2002	Senior Executive Vice President
Joseph R. Simpson	42	2003	Senior Vice President and Controller
Philip S. Toohey	60	1990	Senior Executive Vice President and Secretary
Yvonne M. Walters	51	2003	Executive Vice President
George T. Wendler	59	2000	Senior Executive Vice President and Chief Credit Officer

Martin J. G. Glynn was appointed President and Chief Executive Officer of the Company and the Bank in October, 2003. Prior to joining the Company, he was President and Chief Executive Officer of HSBC Bank Canada. Mr. Glynn was appointed a Group General Manager in 2001 and has been with the HSBC Group since 1982.

Gerard Aquilina held various management positions with Merrill Lynch from 1984 to 2002. Prior to leaving Merrill Lynch, he was Global Head of Marketing and Wealth Management for their International Private Client Group. Most recently, Mr. Aquilina assumed responsibilities for Private Banking and Wealth Management Services for HSBC in North America.

Susie Babani has managed the Human Resources Division of the Bank since 2000. From 1998 to 2000 she was Global Head of Human Resources, HSBC Asset Management. She has been with the HSBC Group since 1989.

Brendan McDonagh is an HSBC International Manager who has been with the HSBC Group for over 20 years. He has extensive commercial and retail management experience and most recently served as Senior Executive, Strategy Implementation, at HSBC Group Headquarters.

Roger K. McGregor was previously Chief Financial Officer, HSBC Bank Canada from 2000 to 2003. From 1995 to 2000, he was Head of International Financial Control, HSBC Bank plc. He has been with the HSBC Group since 1977.

Joseph M. Petri joined the Company in April 2000 as Executive Managing Director and head of sales for HSBC’s Investment Banking and Markets, Americas division. From 1995 to 1998, he was President and Senior Partner of Summit Capital Advisors LLC, a New Jersey based hedge fund. Prior to that, Mr. Petri held a variety of management positions with Merrill Lynch.

Brian Robertson was appointed Group General Manager and Head of Corporate Investment Banking and Markets, effective March 2003. From 1991 to 1994 he served the Company as Senior Executive Vice President and Chief Credit Officer and as Executive Vice President and Manager, Special Credits. Mr. Robertson has been with the HSBC Group since 1975.

Messrs.  Lee and Wendler each served Republic New York Corporation in executive capacities for more than five years. Messrs. Butcher, Mancuso, Simpson, Toohey and Ms. Walters have each served the Company or the Bank for more than five years. There are no family relationships among the above officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company believes that during fiscal year 2003 all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act, with the exception of one late Form 4 filed by Mr. Alfiero on March 14, 2003 with respect to shares of the Company’s $1.8125 Cumulative Preferred Stock purchased on December 15, 2002.

Audit and Examining Committee

The Audit and Examining Committee of the Company’s Board of Directors is comprised of Messrs.: Alfiero (Chairman), Cleave, Jalkut and Kimmelman. Messrs. Alfiero and Cleave have been determined by the Company’s Board of Directors to be audit committee financial experts, each having the attributes prescribed by the SEC, and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics applicable to its chief executive and chief financial officer, as well as its controller (principal accounting officer) and is included herein as Exhibit 14.

Item 11. Executive Compensation

The following table sets forth information as to the compensation earned through December 31, 2003 by both the current and former President and Chief Executive Officer of the Company and the Bank, the four most highly compensated Executive Officers of the Company and the Bank, who were serving as such on December 31, 2003, and by a former Executive Officer, who would have been among the four most highly compensated Executive Officers had he not been appointed to another position within the HSBC Group prior to December 31, 2003. Unless otherwise noted, all compensation amounts in the following table have been paid, or will be paid, by the Company or the Bank. Principal position indicates capacity served in 2003.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	LTIP Payouts	All Other Compensation

Martin J. G. Glynn (1)	2003	$103,846	$1,000,000	$1,227	$526,693	$—	$—
President and
Chief Executive Officer
Youssef A. Nasr (2)	2003	830,769	2,250,000	247,071	1,044,459	—	8,000
Former President and	2002	800,000	2,250,000	271,134	700,425	—	7,346
Chief Executive Officer	2001	784,614	1,500,000	324,920	578,000	—	6,800
Joseph M. Petri	2003	325,000	3,750,000	246,553	3,750,000	—	7,000
Senior Executive Vice President	2002	325,000	1,800,000	1,080	2,700,000	—	5,250
and Treasurer	2001	284,615	2,185,000	540	2,015,000	—	5,547
Gerard Aquilina (3)	2003	465,000	750,000	2,776	700,000	—	—
Senior Executive Vice President,	2002	304,038	513,000	1,924	412,000	—	—
Private Banking and Wealth Management
Paul L. Lee	2003	400,000	500,000	3,870	150,000	93,069	—
Senior Executive Vice President	2002	400,000	700,000	3,870	150,000	179,714	—
and General Counsel	2001	400,000	700,000	1,806	150,000	283,151	—
Brian Robertson (4)	2003	492,486	200,000	517,303	398,153	—	85,113
Senior Executive Vice President
and CEO, Corporate, Investment Banking
and Markets
Robert H. Muth (5)	2003	555,144	1,000,000	74,788	286,000	—	18,365
Former Senior Executive Vice	2002	575,000	830,000	97,250	220,000	—	18,346
President, Administration	2001	567,308	700,000	2,070	200,000	—	16,800

(1)	Mr. Glynn’s salary represents the amount earned since his appointment as President and Chief Executive Officer of the Company and Bank effective October 22, 2003. Mr. Glynn’s bonus is based on performance in his prior position as President and Chief Executive Officer of HSBC Bank Canada. The bonus will be paid by HSBC Bank Canada.

(2)	Mr. Nasr’s salary for 2003 represents the amount earned as President and Chief Executive Officer of the Company and Bank from January 1, 2003 to October 22, 2003, the date he was appointed President of HSBC Bank Brazil. Mr. Nasr’s restricted stock award will be paid by HSBC Bank Brazil.

(3)	Mr. Aquilina joined the Company during 2002.

(4)	Mr. Robertson, an HSBC International Manager, was compensated prior to 2003 by an HSBC entity other than the Company.

(5)	Mr. Muth, a former Executive Officer of the Company and the Bank, was appointed Head of Global Resourcing, HSBC effective December 1, 2003.

Other Annual Compensation for Mr. Nasr includes reimbursement of rental expenses and related tax gross-ups amounting to $237,026 in 2003, $260,535 in 2002 and $322,108 in 2001. Mr. Petri’s Other Annual Compensation in 2003 includes $243,637 of imputed interest income on the investment of deferred bonus amounts from previous years. For 2002 and 2001, Mr. Petri’s Other Annual Compensation represents imputed insurance benefits. Other Annual Compensation for Mr. Robertson includes reimbursements and tax gross-ups on rental expenses amounting to $145,878 and reimbursements and tax gross-ups on a housing allowance amounting to $228,019. Mr. Muth’s Other Annual Compensation in 2003 includes an automobile allowance of $24,394 and imputed income and tax gross-ups amounting to $31,247 related to an executive relocation package. Other Annual Compensation for Mr. Muth in 2002 included an automobile allowance of $26,287 and executive relocation package imputed income of $43,296. In 2001, Mr. Muth’s Other Annual Compensation included imputed insurance benefits. Other Annual Compensation for Mr. Glynn, Mr. Aquilina and Mr. Lee represents imputed insurance benefits for each of the years presented.

The Restricted Stock Awards represent the monetary value at grant date of awards made under the HSBC Restricted Share Plan for performance in the year indicated. The number of shares of HSBC Holdings plc common stock corresponding to the 2003 awards will not be known until HSBC actually purchases the shares, which is expected to occur in the first quarter of 2004. Dividends are paid on all restricted shares and are reinvested in additional restricted shares. The aggregate number and value at December 31, 2003 of restricted share holdings for each of the named executives was: Mr. Glynn: 88,014 ($1,387,452); Mr. Nasr: 213,995 ($3,373,417); Mr. Petri: 378,512 ($5,966,858); Mr. Aquilina: 128,973 ($2,033,129); Mr. Lee: 41,247 ($650,215); Mr. Robertson: 68,270 ($1,076,209); and Mr. Muth: 85,655 ($1,350,269).

Of Mr. Petri’s restricted share holdings at December 31, 2003, 93,012 shares represent the accumulated balance of shares originally granted in March 2002 which will vest in 2004. Mr. Petri’s restricted share holdings also include 261,956 shares accumulated from a March 2003 grant which will vest 33% in 2004, 33% in 2005 and 34% in 2006. The restricted share holdings of Mr. Nasr at December 31, 2003 include 56,383 shares accumulated for performance while employed by HSBC entities other than the Company. All of Mr. Glynn’s and Mr. Robertson’s restricted share holdings at December 31, 2003 are for performance with HSBC entities other than the Company.

No stock options on HSBC Holdings plc common stock were granted under the HSBC Holdings Group Share Option Plan to any of the named executives for the performance years indicated.

The Long-Term Incentive Plan payouts to Mr. Lee represent payments made under Republic’s Long-Term Incentive Plan.

All Other Compensation in 2003 for Mr. Nasr and Mr. Petri represents the Company’s matching 401(k) plan contribution. Mr. Robertson’s All Other Compensation represents pension contributions made by HSBC on his behalf. Mr. Muth’s All Other Compensation in 2003 represents the Company’s matching 401(k) plan contribution and a four percent credit on salary deferred under the Company’s deferred salary plan. Since deferred salary is not eligible for the Company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, the maximum matching contribution available under the 401(k) plan.

Aggregated Stock Options Exercised in 2003 and Option Values as of Year End 2003

			Number of Securities Underlying Unexercised Options as of December 31, 2003		Value of Unexercised In-the-Money Options as of December 31, 2003 (2)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (1)	Unexercisable	Exercisable	Unexercisable

Martin J. G. Glynn	82,500	$538,443	—	—	$—	$—
Youssef A. Nasr	25,500	182,009	82,500	—	453,132	—
Joseph M. Petri	—	—	—	—	—	—
Gerard Aquilina	—	—	—	—	—	—
Paul L. Lee	—	—	—	—	—	—
Brian Robertson	—	—	37,500	—	208,118	—
Robert H. Muth	—	—	39,000	—	218,198	—

(1)	Although the performance conditions have been met on the above unexercised options, HSBC Staff Dealing Rules prohibit the exercise of these options until the 2003 financial results of HSBC Holdings plc have been publicly announced.

(2)	The value of unexercised in-the-money options is based on the December 31, 2003 closing price per share of 8.78 GBP for HSBC Holdings plc common stock and a U.S. dollar exchange rate of 1.7854 per GBP.

The unexercised stock options included above on HSBC Holdings plc common stock were granted under the HSBC Holdings Executive Share Option Scheme for performance years 1997 and prior. The option awards for Messrs. Nasr and Robertson are for performance while employed by other HSBC entities.

The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the HSBC Bank USA Pension Plan (the Pension Plan) and non-qualified supplemental benefit plans, which cover most officers and employees on a noncontributory basis. The amounts shown are before application of social security reductions. Years of service credited for benefit purposes is limited to 30 years in the aggregate.

	Representative Years of Credited Service
Five Year Average Compensation	15	20	25	30	35

$300,000	$87,750	$117,750	$147,750	$177,750	$178,500
400,000	117,000	157,000	197,000	237,000	238,000
500,000	146,250	196,250	246,250	296,250	297,500
600,000	175,500	235,500	295,500	355,500	357,000
700,000	204,750	274,750	344,750	414,750	416,500
800,000	234,000	314,000	394,000	474,000	476,000
900,000	263,250	353,250	443,250	533,250	535,500
1,000,000	292,500	392,500	492,500	592,500	595,000

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

Members of the Senior Management Committee of the Bank, who participate in the Pension Plan, receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 2003, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Nasr, 19.25; Mr. Lee, 13.75; and Mr. Muth, 21.33. Mr. Glynn’s pension benefits will be provided through the HSBC Bank Canada plan. Mr. Petri and Mr. Aquilina participate in the HSBC Bank USA Retirement Plan, a defined contribution retirement plan covering employees hired after 1996. Since Mr. Robertson is an HSBC International Manager, he does not participate in the Company’s retirement plans.

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

Directors’ Compensation

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

The Directors’ Retirement Plan covers nonemployee directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director’s beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director’s beneficiary. The plan is unfunded and payment will be made out of the general funds of the Company or the Bank.

Employment Contracts

Mr. Joseph M. Petri has an agreement with the Company whereby he will give six months notice before leaving and sign a non-compete agreement in order to receive all restricted stock granted to him at that time. There are no other employment contracts between the Company and any of its other named executive officers.

Compensation Committee Interlocks and Insider Participation

The current members of the Human Resources Committee of the Company’s Board of Directors are: nonemployee director Ms. Frances D. Fergusson, Chair; Mr. Martin J. G. Glynn, President and Chief Executive Officer of the Company; Mr. Stephen K. Green, Group Chief Executive, HSBC; nonemployee director Mr. James L. Morice and nonemployee director Ms. Carole S. Taylor. Other Committee members during 2003 were former Board members: Mr. John R. H. Bond, Group Chairman, HSBC; Mr. Keith R. Whitson, former Group Chief Executive, HSBC and Mr. Youssef A. Nasr, former Company President and Chief Executive Officer. There are no interlocking relationships.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The Company’s common stock is 100% owned by HSBC North America Inc. HSBC North America Inc. is an indirect wholly owned subsidiary of HSBC.

Security Ownership of Management

The following table shows the beneficial ownership of HSBC $0.50 ordinary shares as of December 31, 2003 by each of the Company’s directors, the executive officers named in the Summary Compensation Table on page 113 and by all of the Company’s directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the outstanding shares of stock.

Directors	Shares Beneficially Owned(1)		Shares That May Be Acquired Within 60 Days By Exercise of Options (2)		Total Beneficially Owned Shares

William F. Aldinger III (3)(8)	14,783,685	(9)	10,025,900	(10)	24,809,585
Salvatore H. Alfiero	174,000		—		174,000
Donald K. Boswell	—		—		—
James H. Cleave	215,057		—		215,057
Frances D. Fergusson	—		—		—
Douglas J. Flint (3)	384,096		27,000		411,096
Martin J. G. Glynn (5)	97,005		—		97,005
Stephen K. Green (3)	578,855		—		578,855
Richard A. Jalkut	—		—		—
Peter Kimmelman	3,169		—		3,169
Charles G. Meyer, Jr	100		—		100
James L. Morice	440		—		440
Carole S. Taylor (4)	10,000		—		10,000

Named executive officers

Youssef A. Nasr (6)	259,495		82,500		341,995
Joseph M. Petri	378,512		—		378,512
Gerard Aquilina	128,973		—		128,973
Paul L. Lee	41,247		—		41,247
Brian Robertson	144,046		37,500		181,546
Robert H. Muth (7)	97,186		39,000		136,186

All directors and executive officers as a group	17,583,997		10,370,228		27,954,225

(1)	Beneficially owned shares include restricted stock awards which do not carry voting rights.

(2)	HSBC Staff Dealing Rules prohibit the exercise of these options until the 2003 financial results of HSBC have been publicly announced.

(3)	Executive directors of HSBC.

(4)	Non-executive director of HSBC.

(5)	As the current President and Chief Executive Officer of the Company, Mr. Glynn is also one of the named executive officers.

(6)	Former President and Chief Executive Officer of the Company.

(7)	Former Executive Officer of the Company.

(8)	The majority of Mr. Aldinger’s beneficially owned shares and options resulted from the conversion of beneficially owned Household International Inc. common stock and options into HSBC ordinary shares and options following HSBC’s March 2003 acquisition of Household. The conversion was in the same ratio as the offer for Household, 2.675 HSBC Holdings ordinary shares for each Household common share. Exercise prices per share were adjusted accordingly.

(9)	Includes 12,444,049 shares beneficially owned through the HSBC (Household) Employee Benefit Trust 2003. Also includes: 1,363,849 shares held either personally, through partnerships and trusts, or as a result of exercising restricted stock rights for former Household shares; 960,662 shares resulting from a 2003 HSBC Restricted Stock Plan award; and 15,125 shares held in a charitable foundation that Mr. Aldinger disclaims beneficial ownership of.

(10)	Represents exercisable options for HSBC ordinary shares. Total options held at December 31, 2003 amounted to 11,630,900.

At December 31, 2003 Salvatore H. Alfiero beneficially owned 145,600 shares, or 4.85% of the outstanding shares, of the Company’s $1.8125 Cumulative Preferred Stock. No other director or executive officer of the Company owned any of the Company’s outstanding preferred stock at December 31, 2003.

Item 13. Certain Relationships and Related Transactions

Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 2003. Similar transactions in the ordinary course of business may be expected to take place in the future.

Of particular note are certain business transactions between the Company and Household, of which Mr. Aldinger is Chairman and Chief Executive Officer.

On December 31, 2003, the Company purchased approximately $2.8 billion of residential mortgage loan assets from Household. The Company anticipates that an additional $1.0 billion of similar receivables will be purchased from Household during the first quarter of 2004. In addition, during the remainder of 2004, the Company anticipates approximately $3.0 billion of additional residential mortgage loans underwritten by Household will be recorded by the Company.

Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $14 billion of credit card receivables from Household during 2004. As part of the same purchase transaction, residual interests in approximately $14 billion of securitized credit card receivable pools would also be transferred from Household. Subsequent to the initial transfer, additional credit card receivables will be purchased from Household on a daily basis.

During the fourth quarter of 2003, agreement was reached with Household whereby risk associated with credit life and disability reinsurance policies is now transferred to a Household insurance subsidiary.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accounting Fees and Services

Fees billed to the Company by its auditing firm, KPMG LLP, were as follows.

Year Ended December 31,	2003	2002

	in thousands
Audit fees
Audit of the Company’s consolidated financial statements
included in the Company’s filing on Form 10-K and review
of the quarterly financial statements included in the
Company’s filings on Form 10-Q	$2,400	$2,400

Audit related fees
Audit of the consolidated balance sheet of HSBC Bank USA;
attestation to management’s assessment of the effectiveness
of the Bank’s internal control over financial reporting
(FDICIA reporting); audits of the financial statements of:
other subsidiaries; trust and employee benefit plans; and
compliance procedures required by various contractual
arrangements or regulations	1,601	1,644

Tax fees

Compliance - preparation of tax returns for trusts administered by
the Bank’s trust department	1,197	1,522
Other	—	54
Advice	168	300

Total tax fees	1,365	1,876

All other fees
Assistance in acquisition due diligence reviews	—	250
Accounting research assistance	190	136

Litigation support, principally forensic accounting in the Princeton Note Matter	282	1,187
Other	58	89

Total all other fees	530	1,662

Total KPMG LLP fees	$5,896	$7,582

Audit and Examining Committee Pre-approval Policies and Procedures

It has been and is the practice of the Audit and Examining Committee of the Company’s Board of Directors to approve the annual audit fees, including those covering audit services beyond the Company’s financial statements, before any audit procedures are undertaken. Prior to 2003, management had the implicit pre-approval of the Audit and Examining Committee to engage KPMG LLP, or any other professional service firm, to perform tax and other services. Any such services provided by KPMG LLP were reported to the Audit and Examining Committee after the fact. Beginning in 2003, the Audit and Examining Committee assumed responsibility for pre-approving all auditing services and permitted non-auditing services, including the related fees and terms thereof.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	Financial Statements

HSBC USA Inc.:
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
HSBC Bank USA:
Consolidated Balance Sheet
Summary of Significant Accounting Policies
Notes to Financial Statements

	(2)	Financial Statement Schedules

All required schedules are omitted since they are either not applicable or the information is presented elsewhere in this document.

	(3)	Exhibits

	3	(i) Registrant’s Restated Certificate of Incorporation and Amendments thereto, Exhibit 3(a) to the Company’s 1999 Annual Report on Form 10-K incorporated herein by reference.

(ii) Registrant’s By-Laws, as Amended to Date, Exhibit 3 to the Company’s Form 10-Q for the quarter ended June 30, 2002 incorporated herein by reference.

	4	Instruments Defining the Rights of Security Holders, Including Indentures, incorporated by reference to previously filed periodic reports.

	12.01	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

	12.02	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (filed herewith)

	14	Code of Ethics for Senior Financial Officers

	21	Subsidiaries of the Registrant The Company’s only significant subsidiary, as defined, is HSBC Bank USA, a state bank organized under the laws of New York State.

	23	Consent of Independent Accountants

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the Securities and Exchange Commission October 22, 2003 announcing that Martin J. G. Glynn was appointed Group General Manager, President and Chief Executive Officer of HSBC USA Inc. and HSBC Bank USA. Also announced was the appointment of Joseph R. Simpson as Senior Vice President and Controller of HSBC USA Inc.

A current report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 2003 announcing that HSBC USA Inc. had sold its domestic factoring business to CIT Group Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant
———————————————————

/s/ Philip S. Toohey
———————————————————
Philip S. Toohey
Senior Executive Vice President
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 2004 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ Roger K. McGregor	William F. Aldinger III
———————————————————	Chairman of the Board
Roger K. McGregor	Sal H. Alfiero* Director
Executive Vice President and	Donald K. Boswell* Director
Chief Financial Officer	James H. Cleave* Director
(Principal Financial Officer)	Frances D. Fergusson* Director
Douglas J. Flint* Director
Martin J. G. Glynn*
Director, President
/s/ Joseph R. Simpson	and Chief Executive Officer
———————————————————	Stephen K. Green*
Joseph R. Simpson	Vice Chairman of the Board
Senior Vice President	Richard A. Jalkut* Director
and Controller	Peter Kimmelman* Director
(Principal Accounting Officer)	Charles G. Meyer, Jr.* Director
James L. Morice* Director
Carole S. Taylor* Director

* /s/ Philip S. Toohey
———————————————————
Philip S. Toohey
Attorney-in-fact

