Form 10-Q
period 2004-03-31
HSBC USA INC /MD/
filed 2004-05-17
CIK 83246

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

      or

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

                Yes |_|               No |X|

At April 30, 2004, all voting stock (704 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA Inc.
                                    Form 10-Q

TABLE OF CONTENTS

Part I  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Item 1. Consolidated Financial Statements
            Statement of Income                                               3
            Balance Sheet                                                     4
            Statement of Changes in Shareholders' Equity                      5
            Statement of Cash Flows                                           6
            Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (MD&A)
            Average Balances and Interest Rates                              14
            Performance Overview                                             15
            Forward-Looking Statements                                       15
            Net Interest Income                                              16
            Other Operating Income                                           18
            Operating Expenses                                               22
            U.K. Basis of Reporting                                          24
            Credit Quality                                                   27
            Business Segments                                                30
            Derivative Instruments and Hedging Activities                    32
            Off-Balance Sheet Arrangements                                   33
            Special Purpose and Variable Interest Entities                   34
            Capital                                                          34
            Risk Management                                                  35

Item 3. Quantitative and Qualitative Disclosures About Market Risk           39

Item 4. Controls and Procedures                                              39

Part II OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings                                                    40

Item 6. Exhibits and Reports on Form 8-K                                     40

Signature                                                                    41

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                                                            Three months ended March 31,
                                                                     2004            2003
-----------------------------------------------------------------------------------------
                                                                     in thousands
Interest income
    Loans                                                   $     613,426    $    610,381
    Securities                                                    214,651         240,623
    Trading assets                                                 33,275          40,187
    Short-term investments                                         17,655          20,641
    Other                                                           4,028           6,863
-----------------------------------------------------------------------------------------
Total interest income                                             883,035         918,695
-----------------------------------------------------------------------------------------
Interest expense
    Deposits                                                      159,897         187,832
    Short-term borrowings                                          17,627          37,914
    Long-term debt                                                 50,789          48,396
-----------------------------------------------------------------------------------------
Total interest expense                                            228,313         274,142
-----------------------------------------------------------------------------------------
Net interest income                                               654,722         644,553
Provision for credit losses                                       (25,358)         56,250
-----------------------------------------------------------------------------------------
Net interest income, after provision for credit losses            680,080         588,303
-----------------------------------------------------------------------------------------
Other operating income
    Trust income                                                   23,960          22,987
    Service charges                                                51,471          51,404
    Other fees and commissions                                    108,505         107,728
    Other income                                                   47,181          35,225
    Mortgage banking revenue (expense)                            (24,015)          7,460
    Trading revenues                                               88,466          69,824
    Security gains, net                                            38,486          15,815
-----------------------------------------------------------------------------------------
Total other operating income                                      334,054         310,443
-----------------------------------------------------------------------------------------
                                                                1,014,134         898,746
-----------------------------------------------------------------------------------------
Operating expenses
    Salaries and employee benefits                                250,369         278,790
    Occupancy expense, net                                         35,187          38,203
    Other expenses                                                203,745         169,005
-----------------------------------------------------------------------------------------
Total operating expenses                                          489,301         485,998
-----------------------------------------------------------------------------------------
Income before taxes                                               524,833         412,748
Applicable income tax expense                                     206,500         159,000
-----------------------------------------------------------------------------------------
Net income                                                  $     318,333    $    253,748
=========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                                    March 31,        December 31,
                                                                                         2004                2003
-----------------------------------------------------------------------------------------------------------------
                                                                                           in thousands
Assets
Cash and due from banks                                                       $     2,450,287      $    2,533,883
Interest bearing deposits with banks                                                  825,846             843,085
Federal funds sold and securities purchased under resale agreements                 3,834,659           2,445,511
Trading assets                                                                     16,985,602          14,646,222
Securities available for sale                                                      13,114,842          14,142,723
Securities held to maturity (fair value $4,881,493 and $4,647,713)                  4,684,240           4,511,629
Loans                                                                              52,431,866          48,473,971
Less - allowance for credit losses                                                    356,944             398,596
-----------------------------------------------------------------------------------------------------------------
      Loans, net                                                                   52,074,922          48,075,375
Premises and equipment                                                                660,035             680,763
Accrued interest receivable                                                           318,071             299,279
Equity investments                                                                    331,852             316,408
Goodwill                                                                            2,777,474           2,777,474
Other assets                                                                        4,444,104           4,289,366
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                  $   102,501,934      $   95,561,718
=================================================================================================================
Liabilities
Deposits in domestic offices
  Noninterest bearing                                                         $     6,743,329      $    6,092,560
  Interest bearing                                                                 38,950,397          38,995,090
Deposits in foreign offices
  Noninterest bearing                                                                 496,651             453,332
  Interest bearing                                                                 21,804,069          18,414,475
-----------------------------------------------------------------------------------------------------------------
      Total deposits                                                               67,994,446          63,955,457
-----------------------------------------------------------------------------------------------------------------
Trading account liabilities                                                        12,006,466          10,460,112
Short-term borrowings                                                               5,906,135           6,782,134
Interest, taxes and other liabilities                                               3,885,217           3,088,469
Long-term debt                                                                      4,871,157           3,814,010
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  94,663,421          88,100,182
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                                                       500,000             500,000
Common shareholder's equity
  Common stock                                                                              4                   4
  Capital surplus                                                                   6,030,647           6,027,001
  Retained earnings                                                                 1,119,228             806,462
  Accumulated other comprehensive income                                              188,634             128,069
-----------------------------------------------------------------------------------------------------------------
      Total common shareholder's equity                                             7,338,513           6,961,536
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          7,838,513           7,461,536
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $   102,501,934      $   95,561,718
=================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                       Three months ended March 31,
                                                                                              2004               2003
---------------------------------------------------------------------------------------------------------------------
                                                                                                 in thousands
Preferred stock
Balance, January 1,                                                                   $    500,000       $    500,000
---------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                         500,000            500,000
---------------------------------------------------------------------------------------------------------------------
Common stock
Balance, January 1,                                                                              4                  4
---------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                               4                  4
---------------------------------------------------------------------------------------------------------------------
Capital surplus
Balance, January 1,                                                                      6,027,001          6,056,307
Capital contribution from parent                                                             4,564              4,139
Return of capital                                                                             (918)           (13,125)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                       6,030,647          6,047,321
---------------------------------------------------------------------------------------------------------------------
Retained earnings
Balance, January 1,                                                                        806,462            578,083
Net income                                                                                 318,333            253,748
Cash dividends declared:
    Preferred stock                                                                         (5,567)            (5,629)
    Common stock                                                                                --           (255,000)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                       1,119,228            571,202
---------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income
Balance, January 1,                                                                        128,069            262,199
    Net change in unrealized gains (losses) on securities                                   47,674            (43,985)
    Net change in unrealized gains on derivatives classified as cash flow hedges            11,780             19,262
    Foreign currency translation adjustment                                                  1,111              8,791
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                                               60,565            (15,932)
---------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                         188,634            246,267
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity, March 31,                                                 $  7,838,513       $  7,364,794
=====================================================================================================================

Comprehensive income
Net income                                                                            $    318,333       $    253,748
Other comprehensive income (loss)                                                           60,565            (15,932)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                  $    378,898       $    237,816
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Three months ended March 31,
                                                                                2004                 2003
---------------------------------------------------------------------------------------------------------
                                                                                  in thousands
Cash flows from operating activities
    Net income                                                        $      318,333       $      253,748
    Adjustments to reconcile net income to net cash
    provided by operating activities
         Depreciation, amortization and deferred taxes                       178,013               87,070
         Provision for credit losses                                         (25,358)              56,250
         Net change in other accrual accounts                               (150,177)             152,097
         Net change in loans originated for sale                             (54,133)            (219,750)
         Net change in trading assets and liabilities                        414,815               81,607
         Other, net                                                         (286,754)            (169,146)
---------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                      394,739              241,876
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks                       (54,051)            (334,458)
    Net change in short-term investments                                  (1,568,508)          (1,631,931)
    Purchases of securities held to maturity                                (465,373)            (523,380)
    Proceeds from maturities of securities held to maturity                  340,393              831,637
    Purchases of securities available for sale                            (2,228,234)          (2,502,073)
    Proceeds from sales of securities available for sale                   1,983,311              608,753
    Proceeds from maturities of securities available for sale              1,740,807            2,632,989
    Net change in credit card receivables                                     38,291               (2,590)
    Net change in other short-term loans                                    (235,918)            (144,485)
    Net originations and maturities of long-term loans                    (2,923,218)             (16,958)
    Loans purchased                                                         (870,023)                  --
    Sales of loans/other                                                      60,256              238,039
    Expenditures for premises and equipment                                   (3,491)              (8,144)
    Net cash provided in acquisitions, net of cash acquired                   30,339                2,737
    Other, net                                                              (530,975)             (70,314)
---------------------------------------------------------------------------------------------------------
              Net cash used by investing activities                       (4,686,394)            (920,178)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net change in deposits                                                 3,850,737            1,495,547
    Net change in short-term borrowings                                     (685,043)            (567,072)
    Issuance of long-term debt                                             1,185,838                6,604
    Repayment of long-term debt                                             (137,964)                (501)
    Dividends paid                                                            (5,509)            (260,703)
---------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                    4,208,059              673,875
---------------------------------------------------------------------------------------------------------
Net change in cash and due from banks                                        (83,596)              (4,427)
Cash and due from banks at beginning of period                             2,533,883            2,081,279
---------------------------------------------------------------------------------------------------------
Cash and due from banks at end of period                              $    2,450,287       $    2,076,852
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation
--------------------------------------------------------------------------------

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc
(HSBC). The accompanying unaudited consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, the Company), including its principal subsidiary, HSBC Bank USA (the Bank), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.
GAAP) for interim financial information and Article 10 of Regulation S-X, as well as in accordance with predominant practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments, which are normal and recurring, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K (the 2003 10-K) for the year ended December 31, 2003. Certain immaterial reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of the Company are consistent, in all material respects, with those applied in the Company's 2003 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Interim financial statement disclosures required by U.S. GAAP regarding segments and off-balance sheet arrangements are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q.

In March 2004, the Company filed a Form 8-K with the United States Securities and Exchange Commission (SEC) announcing its intention to apply to the Office of the Comptroller of the Currency to consolidate its banking operations under a single national charter. If approved, this application is not expected to have a material impact on operations.

2.  New Accounting Pronouncements
--------------------------------------------------------------------------------

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN
46R). The Company has adopted all of the provisions of FIN 46R. All required disclosures are included in the MD&A section of this Form 10-Q or in the Company's 2003 10-K under "Special Purpose and Variable Interest Entities".

In March 2004, the SEC released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105) which provides guidance regarding commitments related to loans to be held for sale, and accounted for as derivative instruments. The guidance indicates that, for commitments issued after March 31, 2004, expected future cash flows from servicing may not be considered in valuing the derivatives and may only be recorded upon sale of the related loans. The Company previously recorded those cash flows as assets and income upon the issuance of the commitment. The Company's implementation of the guidance for commitments issued subsequent to March 31, 2004, will reduce future mortgage banking revenue by amounts that are not currently determinable since the impact is dependent on the volume of future commitments issued. However, a material negative effect on total mortgage banking revenue is not expected.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 revised). SFAS 132 revised expands required disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of the cost of those plans. The Company adopted the annual disclosure requirements in its 2003 10-K and the interim requirements in this Form 10-Q.

3.  Securities
--------------------------------------------------------------------------------

At March 31, 2004 and December 31, 2003, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the securities available for sale and securities held to maturity portfolios follow.

------------------------------------------------------------------------------------------------------------------------
                                                                               Gross             Gross
                                                         Amortized        Unrealized        Unrealized              Fair
March 31, 2004                                                Cost             Gains            Losses             Value
------------------------------------------------------------------------------------------------------------------------
                                                                                in thousands
Securities available for sale:
   U.S. Treasury                                      $    202,703      $      2,708      $         --      $    205,411
   U.S. Government agency                               10,284,710           132,184            50,897        10,365,997
   Asset backed securities                               1,654,576             6,063               956         1,659,683
   Other domestic debt securities                          173,089             1,602                18           174,673
   Foreign debt securities                                 549,271             6,639               371           555,539
   Equity securities                                        99,564            56,905             2,930           153,539
------------------------------------------------------------------------------------------------------------------------
                                                      $ 12,963,913      $    206,101      $     55,172      $ 13,114,842
========================================================================================================================

Securities held to maturity:
   U.S. Treasury                                      $    175,658      $        225      $         --      $    175,883
   U.S. Government agency                                3,644,613           152,689            11,374         3,785,928
   Obligations of U.S. states and
    political subdivisions                                 540,120            46,314               242           586,192
   Other domestic debt securities                          316,243            10,680             1,037           325,886
   Foreign debt securities                                   7,606                --                 2             7,604
------------------------------------------------------------------------------------------------------------------------
                                                      $  4,684,240      $    209,908      $     12,655      $  4,881,493
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
                                                                               Gross             Gross
                                                         Amortized        Unrealized        Unrealized              Fair
December 31, 2003                                             Cost             Gains            Losses             Value
------------------------------------------------------------------------------------------------------------------------
                                                                                in thousands
Securities available for sale:
   U.S. Treasury                                      $        213      $          8      $         --      $        221
   U.S. Government agency                               10,778,055           154,921           141,012        10,791,964
   Asset backed securities                               1,784,272             7,427             5,818         1,785,881
   Other domestic debt securities                          414,924             1,057                35           415,946
   Foreign debt securities                                 903,869            12,601               312           916,158
   Equity securities                                       187,176            49,547             4,170           232,553
------------------------------------------------------------------------------------------------------------------------
                                                      $ 14,068,509      $    225,561      $    151,347      $ 14,142,723
========================================================================================================================

Securities held to maturity:
   U.S. Treasury                                      $    124,361      $         88      $         --      $    124,449
   U.S. Government agency                                3,513,099           123,186            40,111         3,596,174
   Obligations of U.S. states and
     political subdivisions                                572,356            47,145                17           619,484
   Other domestic debt securities                          294,123             7,703             1,911           299,915
   Foreign debt securities                                   7,690                 1                --             7,691
------------------------------------------------------------------------------------------------------------------------
                                                      $  4,511,629      $    178,123      $     42,039      $  4,647,713
========================================================================================================================

A summary of gross unrealized losses and related fair values as of March 31, 2004, classified as to the length of time the losses have existed, follows.

---------------------------------------------------------------------------------------------------------------------------------
                                                    Less Than One Year                             Greater Than One Year
                                       ------------------------------------------      ------------------------------------------
                                                            Gross       Aggregate                           Gross       Aggregate
                                        Number of      Unrealized      Fair Value       Number of      Unrealized      Fair Value
March 31, 2004                         Securities          Losses   of Investment      Securities          Losses   of Investment
---------------------------------------------------------------------------------------------------------------------------------
                                                                              in thousands
Securities available for sale:
   U.S. Government agency                      28      $    8,712      $1,083,673             183      $   42,185      $2,498,288
   Asset backed securities                     13              32          36,691              40             924         208,350
   Other domestic debt securities               1               4              93               2              14          17,985
   Foreign debt securities                     21             159          36,222               4             212          56,053
   Equity securities                            1             428           1,908               4           2,502           8,443
---------------------------------------------------------------------------------------------------------------------------------
                                               64      $    9,335      $1,158,587             233      $   45,837      $2,789,119
=================================================================================================================================

Securities held to maturity:
   U.S. Government agency                       9      $    1,545      $  211,421              31      $    9,829      $  381,886
   Obligations of U.S. states and
    political subdivisions                     18             225           4,769               3              17             488
   Other domestic debt securities              --              --              --               2           1,037          10,496
   Foreign debt securities                      1               2           7,604              --              --              --
---------------------------------------------------------------------------------------------------------------------------------
                                               28      $    1,772      $  223,794              36      $   10,883      $  392,870
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                   Less Than One Year                              Greater Than One Year
                                       ------------------------------------------      ------------------------------------------
                                                            Gross       Aggregate                           Gross       Aggregate
                                        Number of      Unrealized      Fair Value       Number of      Unrealized      Fair Value
December 31, 2003                      Securities          Losses   of Investment      Securities          Losses   of Investment
---------------------------------------------------------------------------------------------------------------------------------
                                                                              in thousands
Securities available for sale:
   U.S. Government agency                     325      $  140,814      $4,753,228              39      $      198      $   66,535
   Asset backed securities                     33           4,422         280,077              41           1,396         233,673
   Other domestic debt securities               4              35          35,221              --              --              --
   Foreign debt securities                     61             136          60,854               2             176          12,598
   Equity securities                            3           1,099          11,488               4           3,071          10,129
---------------------------------------------------------------------------------------------------------------------------------
                                              426      $  146,506      $5,140,868              86      $    4,841      $  322,935
=================================================================================================================================

Securities held to maturity:
   U.S. Government agency                      40      $   40,111      $  904,851              --      $       --      $       --
   Obligations of U.S. states and
    political subdivisions                     --              --              --               2              17             446
   Other domestic debt securities               8           1,399          11,508               6             512           5,419
---------------------------------------------------------------------------------------------------------------------------------
                                               48      $   41,510      $  916,359               8      $      529      $    5,865
=================================================================================================================================

Gross unrealized losses for the available for sale and held to maturity portfolios have declined during the first quarter of 2004, primarily due to a general decline in interest rates. The decline in interest rates strengthened the market values of the portfolios, which in turn resulted in securities being held for longer periods of time. Therefore, many securities' categories experienced a shift from the less than one year category to the greater than one year category. These securities are high credit grade (i.e. AAA or AA) and no permanent impairment is expected to be realized.

4. Loans
--------------------------------------------------------------------------------

A distribution of the loan portfolio follows.

--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                         2004               2003
--------------------------------------------------------------------------------
                                                           in thousands
Domestic:
  Commercial:
    Construction and mortgage loans               $ 7,441,378        $ 7,075,046
    Other business and financial                    8,588,638          8,657,860
  Consumer:
    Residential mortgages                          29,906,072         26,294,464
    Credit card receivables                         1,052,215          1,111,763
    Other consumer loans                            1,896,287          1,904,484
International                                       3,547,276          3,430,354
--------------------------------------------------------------------------------
                                                  $52,431,866        $48,473,971
================================================================================

On March 31, 2004, the Company purchased approximately $.9 billion of domestic residential mortgage loans at fair value from Household International, Inc. (Household), a related HSBC entity. The remaining net increase in residential mortgages resulted from new originations during the first quarter of 2004.

5. Goodwill and Intangible Assets
--------------------------------------------------------------------------------

During the second quarter of 2003, the Company completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

Intangible assets are included in other assets on the Company's consolidated balance sheet. The following table presents intangible assets of the Company that are being amortized.

--------------------------------------------------------------------------------------------------------------
                                                     March 31, 2004
                                    -------------------------------------------------     Amortization Expense
                                    Gross Carrying     Accumulated       Net Carrying           3 Months Ended
                                            Amount    Amortization             Amount                  3/31/04
--------------------------------------------------------------------------------------------------------------
                                                                  in millions
Mortgage servicing rights                     $830            $452(1)            $378(2)                   $88(3)
Favorable lease arrangements                    67              20                 47                        2
--------------------------------------------------------------------------------------------------------------
Total                                         $897            $472               $425                      $90
==============================================================================================================

(1)   Includes an $81.1 million impairment valuation reserve.

(2) Includes net carrying amount of $3.4 million for commercial mortgage servicing rights.

(3) Includes $88.0 million of amortization and impairment charges related to residential mortgage servicing rights and $.3 million related to commercial mortgage servicing rights.

Normally scheduled amortization for the current mortgage servicing rights (MSRs) portfolio is expected to be approximately $130 million for the year ended December 31, 2004, declining gradually to approximately $37 million for the year ended 2008. Actual annual levels of MSRs amortization could either increase or decrease depending upon changes in interest rates, prepayment activity, saleable production levels and associated levels of mortgage servicing right assets.

6. Income Taxes
--------------------------------------------------------------------------------

The effective tax rate was 39.3% for the first quarter of 2004 compared with 37.7% for year end 2003 and 38.5% for the first quarter of 2003. The increase in the effective tax rate is primarily attributable to a substantial increase in quarterly taxable income, contributing to an increase in the effective state and local income tax rate. The net deferred tax position at March 31, 2004 was a liability of $300 million compared with a liability of $268 million at December 31, 2003.

7. Related Party Transactions
--------------------------------------------------------------------------------

In the normal course of business, the Company conducts transactions with HSBC and its subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms. All extensions of credit by the Company to other HSBC affiliates are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions.

------------------------------------------------------------------------------------------------
                                                                    March 31,       December 31,
                                                                         2004               2003
------------------------------------------------------------------------------------------------
                                                                           in millions
Assets:
  Interest bearing deposits with banks                              $     332          $     139
  Loans                                                                   743                330
  Trading assets                                                        2,144              1,811
  Other                                                                   106                 34
------------------------------------------------------------------------------------------------
    Total assets                                                    $   3,325          $   2,314
------------------------------------------------------------------------------------------------

Liabilities:
  Deposits                                                          $   8,997          $   7,512
  Trading account liabilities                                           4,042              3,434
  Short-term borrowings                                                   541                735
  Other                                                                   140                 79
------------------------------------------------------------------------------------------------
    Total liabilities                                               $  13,720          $  11,760
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Three months ended March 31,                                             2004               2003
------------------------------------------------------------------------------------------------
                                                                           in millions
Interest income                                                     $       3          $       7
Interest expense                                                           21                 26
Trading revenues                                                           66                 70
HSBC Group charges:
  Fees paid to HTSU for technology services                                38                 --
  Fees paid to Household for loan origination, loan servicing
   and other administrative support                                         4                 --
  Other fees, primarily treasury and traded markets services               44                 28
------------------------------------------------------------------------------------------------

As part of ongoing integration efforts, HSBC has instituted certain changes to its North American organization structure. Among these initiatives was the creation of a new technology services company, HSBC Technology and Services
(USA) Inc. (HTSU). Effective January 1, 2004, the Company's technology services employees, as well as technology services employees from other HSBC entities in North America, were transferred to HTSU. In addition, all technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by the Company prior to January 1, 2004 remain in place and were not transferred to HTSU. Pursuant to a master service level agreement, HTSU charges the Company for its share of technology services and software development costs. As a result, HSBC Group charges for 2004 include amounts previously recorded as "salaries and employee benefits" and "occupancy expense, net" on the consolidated statement of income for 2003.

HSBC Group charges also include amounts charged by Household under various service level agreements for certain loan origination and servicing as well as other operational and administrative support. Also included are amounts paid to other HSBC affiliates for operational and administrative support, primarily related to the Company's treasury and traded markets businesses.

At March 31, 2004 and December 31, 2003, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $175 billion and $168 billion respectively. The net credit risk exposure related to these contracts was approximately $2 billion at March 31, 2004 and December 31, 2003.

Employees of the Company participate in one or more stock compensation plans sponsored by HSBC. The Company's share of the expense of the plans for the first three months of 2004 and 2003 was $18.5 million and $13.6 million respectively. A description of these plans is included on pages 91 and 92 of the Company's 2003 10-K.

On March 31, 2004, the Company purchased approximately $.9 billion of domestic residential mortgage loan assets at fair value from Household. In addition, approximately $.4 billion of loans were originated during the first quarter of 2004 pursuant to loan origination agreements with Household.

The Company is in the process of transferring its Panamanian operations to another HSBC Group entity. These operations accounted for approximately $1 billion of consolidated total assets and approximately $1 billion of consolidated foreign deposits at March 31, 2004. For the quarter ended March 31, 2004, these operations contributed approximately $9 million of the Company's income before taxes.

8. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

-------------------------------------------------------------------------------
                                                      March 31,    December 31,
                                                           2004            2003
-------------------------------------------------------------------------------
                                                                in millions
Interest bearing deposits with banks                     $  302          $  140
Interest bearing deposits with nonbanks                     530             500
Trading assets                                              586             647
Securities available for sale                             4,666           4,171
Securities held to maturity                                 934             956
Loans                                                       411             360
-------------------------------------------------------------------------------
Total                                                    $7,429          $6,774
===============================================================================

9. Postretirement Benefits
--------------------------------------------------------------------------------

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The net periodic benefit cost shown in the following table does not reflect the effects of the Act. As final accounting guidance to implement the Act has not been issued, the Company is unable to assess the impact on the accumulated postretirement obligation and the net periodic benefit cost. When issued, the guidance could require the Company to change previously reported information.

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 follow.

---------------------------------------------------------------------------------------------------------------------
                                                           Pension Benefits             Other Postretirement Benefits
                                                     ----------------------------       -----------------------------
Three months ended March 31,                                  2004           2003           2004                 2003
---------------------------------------------------------------------------------------------------------------------
                                                                                in thousands
Net periodic benefit cost
  Service cost                                            $  6,619       $  7,355       $    598             $    437
  Interest cost                                             14,594         16,215          1,869                1,364
  Expected return on plan assets                           (19,916)       (22,129)            --                   --
  Prior service cost amortization                              262            291             --                   --
  Actuarial loss                                             7,441          8,268             --                   --
  Transition amount amortization                                --             --            858                  626
---------------------------------------------------------------------------------------------------------------------
  Net periodic benefit cost                               $  9,000       $ 10,000       $  3,325             $  2,427
=====================================================================================================================

The Company expects to make no contribution for pension benefits and contribute approximately $9 million for other postretirement benefits during fiscal year 2004.

10. Litigation
--------------------------------------------------------------------------------

The Company is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in the Company's 2003 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name HSBC USA Inc., the Bank, and Republic New York Securities Corporation as defendants. HSBC USA Inc. and the Bank have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                                             First Quarter 2004                     First Quarter 2003
                                                       Balance     Interest        Rate        Balance     Interest        Rate
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     in millions
Assets
Interest bearing deposits with banks                  $  1,577       $  6.2        1.59%      $  1,216       $  5.7        1.91%
Federal funds sold and securities
    purchased under resale agreements                    4,002         11.4        1.15          4,365         14.9        1.39
Trading assets                                          15,708         33.3        0.85         13,742         40.2        1.17
Securities                                              18,162        219.5        4.86         19,204        246.2        5.20
Loans
  Domestic
    Commercial                                          15,061        164.7        4.40         16,164        208.8        5.24
    Consumer
         Residential mortgages                          27,557        351.1        5.10         20,905        305.5        5.84
         Other consumer                                  3,259         68.3        8.42          2,975         64.1        8.73
--------------------------------------------------------------------------------------------------------------------------------
      Total domestic                                    45,877        584.1        5.12         40,044        578.4        5.86
  International                                          3,876         29.4        3.05          3,156         32.2        4.14
--------------------------------------------------------------------------------------------------------------------------------
      Total loans                                       49,753        613.5        4.96         43,200        610.6        5.73
--------------------------------------------------------------------------------------------------------------------------------
Other                                                       **          4.0          **             **          6.8          **
--------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                    89,202       $887.9        4.00%        81,727       $924.4        4.59%
--------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                               (391)                                   (503)
Cash and due from banks                                  3,095                                   2,302
Other assets                                             7,730                                   7,427
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                          $ 99,636                                $ 90,953
================================================================================================================================
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits                                  $ 26,636       $ 44.8        0.68%      $ 23,151       $ 49.4        0.87%
    Other time deposits                                 11,696         52.8        1.82         11,725         64.7        2.24
Deposits in foreign offices                             21,445         62.3        1.17         19,113         73.7        1.56
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing deposits                         59,777        159.9        1.08         53,989        187.8        1.41
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                    8,540         17.6        0.83         10,650         37.9        1.44
Long-term debt                                           3,952         50.8        5.17          3,675         48.4        5.34
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                      72,269       $228.3        1.27%        68,314       $274.1        1.63%
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                               2.73%                                   2.96%
--------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing deposits                             7,190                                   5,950
Other liabilities                                       12,550                                   9,361
Total shareholders' equity                               7,627                                   7,328
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $ 99,636                                $ 90,953
================================================================================================================================
Net yield on average earning assets                                                2.97%                                   3.23%
Net yield on average total assets                                                  2.66                                    2.90
================================================================================================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Performance Overview
--------------------------------------------------------------------------------

The Company reported net income of $318.3 million for the first quarter of 2004, compared with $253.7 million for the first quarter of 2003. The increase in net income resulted primarily from increased net interest income, decreased provision for credit losses, and increased trading revenues and securities gains included in other operating income. These improved results were partially offset by a reduction in non-interest mortgage banking revenue.

The increase in net interest income was primarily due to a favorable mix of growth in earning assets, mostly residential mortgages, as compared with growth in interest bearing liabilities. This growth was partially offset by tightening interest rate spreads, as the rate earned on assets decreased faster than the rate paid on liabilities. The increased trading revenues were due to strong performance by foreign exchange, banknotes and derivatives businesses. The reduced provision for credit losses was a result of continued improvement in the overall credit quality, combined with significant recoveries from sales of problem commercial loans and other significant loan paydowns.

The reduction in mortgage banking revenue was driven by a significant decrease in gains on the sale of residential mortgages, which was partially offset by an improvement in servicing related income.

Forward-Looking Statements
--------------------------------------------------------------------------------

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's results may differ materially from those noted in the forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements are made. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties and are based on current views and assumptions. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges; significant changes in accounting, tax or regulatory requirements; consumer behavior; marketplace perceptions of the Company's reputation and competition in the geographic and business areas in which the Company conducts its operations. For a list of important factors that may affect the Company's actual results, see Forward-Looking Statements in Part I, Item 7 of the Company's 2003 10-K.

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

-----------------------------------------------------------------------------------------------------------
                                                  3 Months                                         3 Months
                                                     Ended             Increase (Decrease)            Ended
                                                   3/31/04          Amount                %         3/31/03
-----------------------------------------------------------------------------------------------------------
                                                                         in millions
Interest income                                  $   887.9       $  (36.5)             (4.0)      $   924.4
Interest expense                                     228.3          (45.8)            (16.7)          274.1
-----------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis                            659.6            9.3               1.4           650.3
Less: taxable equivalent
 adjustment                                            4.9            (.8)            (15.2)            5.7
-----------------------------------------------------------------------------------------------------------
Net interest income                              $   654.7       $   10.1               1.6       $   644.6
-----------------------------------------------------------------------------------------------------------
Average earning assets                           $  89,202       $  7,475               9.1       $  81,727
Average nonearning assets                           10,434          1,208              13.1           9,226
-----------------------------------------------------------------------------------------------------------
Average total assets                             $  99,636       $  8,683               9.5       $  90,953
-----------------------------------------------------------------------------------------------------------
Net yield on:
   Average earning assets                             2.97%          (.26)%            (8.0)           3.23%
   Average total assets                               2.66%          (.24)%            (8.3)           2.90%
===========================================================================================================

Net interest income increased $10.1 million (1.6%) during the first quarter of 2004, as compared to the same 2003 period. A favorable mix of balance sheet growth was noted for the first quarter of 2004, highlighted by significant growth in residential mortgage loans, which was primarily funded by low cost interest bearing deposits.

Average residential mortgage loans increased $6.7 billion (31.8%) during the first quarter of 2004, as compared with the first quarter of 2003. On December 31, 2003, approximately $2.8 billion of domestic residential mortgage loan assets were purchased from Household at fair value. On March 31, 2004, an additional $.9 billion of similar loans were purchased from Household. In addition, originations of new residential mortgages were strong, due to continued low interest rates, continued support from Household for loan originations, and increased marketing efforts during the first quarter of 2004.

Operating and financial performance continue to stabilize and improve for large corporate clients, leading to a generally improving credit profile within most industry sectors. Demand for ongoing credit support for these customers during the first quarter of 2004 was at least equivalent to the same 2003 quarter.

Average interest bearing deposits increased $5.8 billion (10.7%) during the first quarter of 2004, as compared with the first quarter of 2003. Most of this increase was in relatively short term, low cost foreign time deposits.

The net interest spread contracted during the first quarter of 2004, as compared with the same 2003 period, as the average rate earned on assets decreased faster than the rate paid on liabilities. The decrease in the rate earned on assets was primarily due to a lower yielding mix of commercial and residential mortgage products. New customers continued to take advantage of low interest rates, and higher yielding loans were paid down or refinanced in favor of lower earning variable rate products. A reduction of available for sale securities, coupled with an offsetting increase in trading assets, also contributed to lower rates earned on assets.

The low interest rate environment, combined with continued uncertainty of the equity markets, caused many customers to continue to show preference to place funds in low yielding demand and savings deposits as opposed to time deposits and mutual funds. This effectively reduced the rate paid on liabilities.

      Forward Outlook

The Company will continue to pursue prudent organic consumer and commercial loan growth during the remainder of 2004. Although it is anticipated that national originations of mortgages will contract from the record levels of 2003, the Company plans for 20-25 percent growth in residential mortgages for the remainder of 2004 by expanding products included within near prime credit quality, jumbo and other non-agency prime credit product lines, and by employing increased sales and marketing efforts. It is expected that the market for home equity lending products will also provide good opportunities for growth in 2004. During the remainder of 2004, the Company will continue to leverage its relationship with Household for loan originations, and anticipates new residential mortgage loan volume from this source.

Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $18 billion of credit card receivables from Household during 2004. As part of the same purchase transaction, residual interests in approximately $9 billion of securitized credit card receivable pools will also be transferred. Subsequent to the initial transfer, additional credit card receivables will be purchased on a daily basis. Although the Company anticipates a significant financial impact during 2004, the actual impact on net interest income is difficult to estimate due to uncertainty over the amounts and timing of the loan purchases and receivable transfers from Household.

The Company will continue efforts to improve its commercial loan mix as well as grow certain commercial banking businesses. Additional resources are being allocated to commercial middle market, real estate and small business lending, particularly in the New York City, California and Florida markets. Overall commercial loan growth will be limited however, due to the 2003 sale of the U.S. factoring business, and planned run-off of equipment financing and commercial finance portfolios.

The supply of credit in the overall commercial lending market is increasing. The increased credit supply is partially offset however by marginal credit supply restrictions stemming from ongoing bank industry consolidation. The overall increase in credit supply is placing downward competitive pressure on pricing and fees. This trend may continue throughout the balance of the year, absent a material change in economic conditions.

Balance sheet growth will be funded by additional wholesale liabilities and the anticipated issuance of long-term debt. Personal and commercial deposit growth in excess of 5 percent is expected for 2004, as the Company will aggressively market personal deposit products.

The Company is anticipating that the net yield on average assets earned on the existing balance sheet will continue to be somewhat lower for the near term, as compared with 2003. However, the addition of the anticipated Household loan purchases should improve the existing running rate of the Company's net yield on average assets later in 2004. Significant levels of liquidity amassed by large corporate clients and increasing overall capacity within the banking sector are having a dampening impact on spreads. Interest margins for commercial middle market loans are expected to be stable in the near term. However, if the yield curve flattens, interest margins are likely to shrink. (See Quantitative and Qualitative Disclosures About Market Risk.) This margin shrinkage may be mitigated by balance sheet growth or other management actions.

Other Operating Income
--------------------------------------------------------------------------------

The following table presents the components of other operating income.

-------------------------------------------------------------------------------------------------
                                                  3 Months                               3 Months
                                                     Ended        Increase (Decrease)       Ended
                                                   3/31/04       Amount            %      3/31/03
-------------------------------------------------------------------------------------------------
                                                                     in millions
Trust income                                        $ 24.0       $  1.0          4.2       $ 23.0
Service charges                                       51.5           .1           .1         51.4

Letter of credit fees                                 16.7          (.7)        (4.0)        17.4
Credit card fees                                      18.3          (.4)        (2.2)        18.7
Investment product fees                               20.5          1.5          7.8         19.0
Wealth and tax advisory services                      10.2          (.6)        (5.2)        10.8
Other fee-based income                                42.8          1.0          2.3         41.8
-------------------------------------------------------------------------------------------------
Total other fees and commissions                     108.5           .8           .7        107.7
-------------------------------------------------------------------------------------------------

Insurance                                             10.3         (5.7)       (35.8)        16.0
Other                                                 36.9         17.7         92.2         19.2
-------------------------------------------------------------------------------------------------
Total other income                                    47.2         12.0         33.9         35.2
-------------------------------------------------------------------------------------------------

Mortgage banking revenue (expense)                   (24.0)       (31.5)      (421.9)         7.5
Trading revenues                                      88.5         18.7         26.7         69.8
Securities gains, net                                 38.4         22.6        143.4         15.8
-------------------------------------------------------------------------------------------------
Total other operating income                        $334.1       $ 23.7          7.6       $310.4
=================================================================================================

      Total Other Income

Total other income increased $12.0 million during the first quarter of 2004, as compared with the first quarter of 2003. Equity investment revenue included in other in the table above increased approximately $13 million, due mainly to significantly higher than usual earnings from a foreign investment. The Company also experienced approximately $3 million of gains during the first quarter of 2004 from sales of assets received as a result of a 2003 debt restructuring.

Insurance revenue decreased $5.7 million during the first quarter of 2004, due mainly to the transfer of credit life and disability reinsurance business to a Household insurance subsidiary in December 2003. Insurance expenses included in operating expenses also decreased during the quarter.

      Forward Outlook - Total Other Operating Income

Ongoing efforts to maximize the "cross-sell" potential of the existing customer base and the relationship with Household will continue to be a key business development theme for the remainder of 2004. The Company anticipates slow to moderate growth in fees and commissions income to result from these efforts.

      Mortgage Banking Revenue
--------------------------------------------------------------------------------

The following table presents the components of mortgage banking revenue. The table includes net interest income earned on assets and liabilities of the mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component is included in net interest income in the statement of income.

--------------------------------------------------------------------------------------------------
Three months ended March 31,                                                     2004         2003
--------------------------------------------------------------------------------------------------
                                                                                   in millions
Net interest income                                                            $148.9       $106.4
--------------------------------------------------------------------------------------------------

Servicing:
  Servicing fee income                                                           21.9         17.6
  MSRs amortization and impairment charges (1)                                  (88.0)       (49.2)
  Trading - Derivative instruments used to
   offset changes in value of MSRs                                               36.4         (5.3)
  Gains on sales of available for sale securities                                 7.9         10.7
  Other                                                                          (1.9)          --
--------------------------------------------------------------------------------------------------
Total servicing related expense                                                 (23.7)       (26.2)
--------------------------------------------------------------------------------------------------

Originations and sales:
  Gains on sales of mortgages                                                      .6         50.9
  Trading - Forward loan sale commitments                                        (3.1)        (8.9)
          - Interest rate lock commitments                                        (.7)       (11.4)
  Fair value hedge activity (2)                                                    .5          (.1)
--------------------------------------------------------------------------------------------------
Total originations and sales related income (expense)                            (2.7)        30.5
--------------------------------------------------------------------------------------------------

Other mortgage income                                                             2.4          3.2
--------------------------------------------------------------------------------------------------

Total mortgage banking revenue (expense)
 included in other operating income                                             (24.0)         7.5
--------------------------------------------------------------------------------------------------

Total mortgage banking related revenue                                         $124.9       $113.9
==================================================================================================

(1) Includes a $62.3 million and an $11.5 million provision for impairment for the first three months of 2004 and 2003 respectively. The impairment was recorded in a valuation reserve which has a balance of $81.1 million and $41.9 million at March 31, 2004 and March 31, 2003 respectively.

(2) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

The increase in net interest income reflects growth in the residential mortgage portfolio. Average residential mortgages outstanding grew $6.7 billion during the first quarter of 2004, as compared with the same period of 2003. This overall growth was partly attributable to purchases of residential mortgages from Household, and partly to organic loan growth. Originations of new residential mortgages for the held portfolio were strong due to the low interest rate environment, continued utilization of Household services, and increased marketing efforts.

Total servicing related expense for the first quarter of 2004 decreased $2.5 million compared to the same period of 2003. Gains recorded on the derivative instruments used to offset changes in the economic value of MSRs increased $41.7 million, while amortization and losses in the value of MSRs increased $38.8 million. The increased losses in the value of MSRs were due to a drop in long term interest rates through most of the first quarter of 2004. Offsetting servicing related expenses are $8.3 million of unrealized gains, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as interest income of $8.9 million on these securities.

Total originations and sales related income for the first quarter of 2004 decreased $33.2 million from the first quarter of 2003. Gains on sales of mortgages decreased $50.3 million, resulting from decreased saleable loan production. Total loans originated for sale during the first quarter of 2004 were $1.6 billion, compared with $4.4 billion for the first quarter of 2003. Market conditions during the first quarter of 2003 also permitted favorable pricing, which allowed the Company to earn significantly higher gains for each sale transaction during that period.

During the first quarter of 2004, the Company sold the servicing rights for approximately $4.4 billion of residential mortgages (approximately 25,000 loans). The transaction did not have a significant financial impact on earnings.

      Forward Outlook

Although it is projected that national originations of mortgages will contract by approximately 30-40 percent from the record levels of 2003, the Company plans on 20-25 percent growth in residential mortgages for the remainder of 2004 by expanding products included within near prime credit quality, jumbo and other non-agency prime credit product lines, and by employing increased sales and marketing efforts.

During the remainder of 2004, the Company will continue to leverage its relationship with Household for loan purchases and originations. When combined with the mortgages already purchased, this should continue to have a significant positive impact on interest income.

It is expected that the market for home equity lending products will also provide good opportunities for growth in 2004. The correspondent business and bulk acquisitions will be employed to increase production of these loans.

In March 2004, the SEC released SAB 105 which provides accounting guidance for loan commitments accounted for as derivative instruments. Effective April 1, 2004, SAB 105 prohibits the recognition of expected future cash flows associated with mortgage servicing rights when valuing residential mortgages to be sold. This differs from the Company's current practice, and is likely to have a negative impact on mortgage banking earnings during the remainder of 2004, although the impact could not be estimated as of the date of this filing.

The Company recently conducted a review of its MSRs hedging program in light of the unprecedented market conditions of 2003. This review was to ensure that a program is in place to support anticipated business growth, while at the same time limiting volatility in the mortgage banking results. Existing risk limits were tightened and additional risk limits were established for hedging of economic and accounting losses. The Company anticipates that these improvements will result in less volatility in the value of MSRs during the remainder of 2004, when considered in conjunction with hedging activities.

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

--------------------------------------------------------------------------------
Three months ended March 31,                                    2004        2003
--------------------------------------------------------------------------------
                                                                 in millions
Trading revenues                                              $ 88.5      $ 69.8
Net interest income                                             17.2        25.9
--------------------------------------------------------------------------------
Trading related revenues                                      $105.7      $ 95.7
================================================================================

Business:
  Derivatives and treasury                                    $ 43.6      $ 49.3
  Foreign exchange                                              33.5        21.9
  Precious metals                                               17.2        18.0
  Other trading                                                 11.4         6.5
--------------------------------------------------------------------------------
Trading related revenues                                      $105.7      $ 95.7
================================================================================

Trading related revenues increased $10.0 million during the first quarter of 2004, as compared with the same 2003 period. Foreign exchange revenue increased $11.6 million due primarily to increased levels of client activity and improved proprietary trading results. The foreign exchange results also reflected improved banknotes trading revenue due to improved economic conditions during 2004 compared to the first quarter of 2003 when trading activity was negatively impacted by the SARS scare and the war in Iraq.

Derivatives and treasury trading revenue decreased $5.7 million, due to lower trading revenue for interest rate derivative products and lower interest income on the investment portfolio. These decreases were partially offset by increased trading revenue for equity trading products, driven by higher volumes of client transactions.

      Forward Outlook

The Company expects to continue to build and improve its existing capabilities in foreign exchange, credit and interest rate derivatives and precious and base metals, to expand its client franchise and grow related revenues. The Company also expects to build capability in emerging markets derivatives. However, trading related revenues are subject to market factors, among other things, and may vary significantly from period to period.

      Security Gains, Net
--------------------------------------------------------------------------------

The following table presents realized gains and losses on all investment securities transactions attributable to securities available for sale and securities held to maturity. Net realized gains of $7.9 million and $10.7 million are included in mortgage banking revenue in the consolidated statement of income for the three months ended March 31, 2004 and 2003 respectively.

--------------------------------------------------------------------------------------------------------
                                                    Gross Realized     Gross Realized       Net Realized
Three months ended March 31,                                 Gains            (Losses)    Gains (Losses)
--------------------------------------------------------------------------------------------------------
                                                                           in thousands
2004
Securities available for sale                             $ 51,740           $ (5,649)          $ 46,091
Securities held to maturity:
  Maturities, calls and mandatory redemptions                  251                 --                251
--------------------------------------------------------------------------------------------------------
                                                          $ 51,991           $ (5,649)          $ 46,342
========================================================================================================

2003
Securities available for sale                             $ 28,992           $ (2,455)          $ 26,537
Securities held to maturity:
  Maturities, calls and mandatory redemptions                   --                 --                 --
--------------------------------------------------------------------------------------------------------
                                                          $ 28,992           $ (2,455)          $ 26,537
========================================================================================================

Security gains increased $19.8 million during the first quarter of 2004 as compared to the first quarter of 2003. The Company maintains various securities portfolios as part of its overall liquidity balance sheet diversification and risk management strategy. During the first quarter of 2004, the Company liquidated various available for sale portfolios resulting in gains of approximately $22 million. This compares with similar gains of approximately $5 million for the first quarter of 2003. Average securities balances decreased approximately $1 billion during the quarter as compared with the first quarter of 2003.

The Company also sold certain Latin American securities in order to reduce its foreign credit risk. Sales of such securities resulted in gains of approximately $16 million during the first quarter of 2004 compared with $11 million during the same 2003 quarter.

The Company maintains a portfolio of mortgage backed securities that act as "on-balance sheet" economic hedges of MSRs. Gains related to this portfolio were approximately $8 million and $11 million for the quarters ended March 31, 2004 and 2003 respectively.

Operating Expenses
--------------------------------------------------------------------------------

The following table presents the components of operating expenses. For presentation purposes, amounts paid to HSBC Group entities have been excluded from functional expense categories in the table, and are presented as "HSBC Group charges".

---------------------------------------------------------------------------------------------------
                                            3 Months                                       3 Months
                                               Ended           Increase (Decrease)            Ended
                                             3/31/04         Amount               %         3/31/03
---------------------------------------------------------------------------------------------------
                                                                in millions
Salaries and employee benefits             $   252.5      $   (27.9)          (10.0)      $   280.4
Occupancy expense, net                          40.0            (.5)           (1.1)           40.5
Equipment and software                          28.6           (3.6)          (11.1)           32.2
Marketing                                       11.3            1.3            12.4            10.0
Outside services                                24.0           (1.2)           (4.7)           25.2
Professional fees                                8.0           (1.0)          (11.4)            9.0
Telecommunications                               3.7           (6.1)          (62.2)            9.8
Postage, printing and office supplies            6.1           (1.5)          (20.4)            7.6
Insurance business                               3.0           (4.4)          (58.5)            7.4
HSBC Group charges                              85.7           57.6           205.0            28.1
Other                                           26.4           (9.4)          (26.3)           35.8
---------------------------------------------------------------------------------------------------
Total operating expenses                   $   489.3      $     3.3              .7       $   486.0
---------------------------------------------------------------------------------------------------
Personnel - average number                    12,018         (1,634)          (12.0)         13,652
===================================================================================================

Total operating expenses remained relatively flat during the first quarter of 2004, increasing only .7% from the same quarter in 2003. This is indicative of the Company's overall objective to increase revenues through business growth, and to upgrade its information technology, without significantly increasing operating expenses. Global resourcing, Household integration and other expense reduction initiatives begun in 2003 are continuing through 2004. These initiatives have contributed to decreases in salaries and employee benefits and various other operating expense lines.

Insurance expenses decreased $4.4 million during the first quarter of 2004, due primarily to the transfer of credit life and reinsurance business to a Household insurance subsidiary during December of 2003. Insurance revenue included in other operating income also decreased during the quarter.

HSBC Group charges include amounts paid to various HSBC Group entities for information technology, loan origination and servicing, administrative and other operational support. During 2003 and into 2004, HSBC instituted certain organizational changes that affected the amounts recorded in various functional expense categories included in operating expenses on the consolidated statement of income. As a result, direct expenses recorded in "salaries and employee benefits" and "occupancy expense, net" on the consolidated statement of income for 2003 are now recorded in "other expenses" for 2004. In the preceding table, the significant increase in HSBC Group charges, as well as the decreases for salaries and employee benefits, occupancy expense, equipment and software, and telecommunications expenses, primarily resulted from these changes. Additional details regarding HSBC Group charges are included in Note 7 of the consolidated financial statements included in this Form 10-Q.

The decrease in salaries and employee benefits expense for the first quarter of 2004 was slightly offset by increases in employee benefit costs such as healthcare and incentive compensation programs.

      Forward Outlook

During the remainder of 2004, the Company will continue to work towards keeping its operating expense base relatively flat while supporting new business initiatives and systems conversions/upgrades. Ongoing business initiatives for 2004 include:

-     supporting planned mortgage banking expansion and portfolio growth

- hiring relationship managers and staff and opening new offices to support commercial middle market, small business and commercial real estate expansion

-     growing the Company's emerging markets derivatives business

-     supporting planned expansion of our corporate investment banking business

-     opening new retail branches in selected growth markets

The Company also anticipates increased costs for independent audit fees and for implementing a Sarbanes-Oxley Section 404 compliance environment.

The Company also expects to continue to benefit from expense reduction initiatives that began in 2003, Household related synergies and global resourcing. These cost saves and the absence of one time costs incurred in 2003 for severance and compliance with anti-money laundering requirements should offset the incremental costs incurred in 2004 for new business initiatives and systems conversions/upgrades. The Company will also benefit from expense saves related to business exits, such as the sale of the U.S. factoring business on December 31, 2003.

U.K. Basis of Reporting
--------------------------------------------------------------------------------

HSBC reports results in accordance with accounting principles generally accepted in the United Kingdom (U.K. GAAP). Therefore, management separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles net income of the Company on a U.S. GAAP basis to net income on a U.K. GAAP basis.

------------------------------------------------------------------------------------
Three months ended March 31,                                      2004         2003
------------------------------------------------------------------------------------
                                                                    in millions
Net income - U.S. GAAP basis                                    $318.3       $253.7
Deferred taxation                                                 17.9         14.6
Depreciation                                                       4.0          3.9
Software amortization                                              5.4           .5
Derivative financial instruments                                   7.7          (.2)
Deferred loan origination fees and costs                          (4.0)          --
Other                                                               .2           --
------------------------------------------------------------------------------------
Earnings excluding goodwill amortization - U.K. GAAP basis       349.5        272.5
Goodwill amortization                                            (35.6)       (40.6)
------------------------------------------------------------------------------------
Net income - U.K. GAAP basis                                    $313.9       $231.9
------------------------------------------------------------------------------------

Differences between U.S. and U.K GAAP are as follows:

Goodwill amortization

U.K. GAAP

- Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.

- For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it.

- Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.

- At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in our share of the undertakings' total net assets in the calculation of the gain or loss on disposal.

- Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S. GAAP

- Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.

- Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.

- The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.

- Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

Deferred taxation

U.K. GAAP

- Deferred tax is generally recognized for all timing differences subject to exceptions in FRS 19, Deferred Tax, and the assessment of the recoverability of deferred tax assets.

- Fair value adjustments on acquisition are treated as if they were timing differences arising in the acquired entity's own accounts. Deferred tax is recognized on fair value adjustments where they give rise to deferral or acceleration of taxable cash flows.

U.S. GAAP

- In accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109), deferred tax liabilities and assets are recognized for all temporary differences. A valuation allowance is raised against any deferred tax asset where it is more likely than not that the asset, or a part thereof, will not be realized (SFAS 109 'Accounting for Income Taxes').

- The deferred taxation impact of all temporary differences arising from fair value adjustments on acquisition is recognized as part of the purchase accounting adjustment.

Depreciation

U.K. GAAP

- HSBC revalues its properties on an annual basis. HSBC depreciates non-investment properties based on their cost or revalued amounts. No depreciation is charged on investment properties, other than leaseholds, with useful lives of 20 years or less.

U.S. GAAP

- U.S. GAAP does not permit revaluation of property, although it requires recognition of asset impairment. Depreciation is recognized on all properties, based on cost, over the useful lives of the assets.

Software amortization

U.K. GAAP

- HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, Goodwill and Intangible Assets, or FRS 15, Tangible Fixed Assets, the software is capitalized and amortized over its useful life. Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.

U.S. GAAP

- The American Institute of Certified Public Accountants' (AICPA) Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained For Internal Use, requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Derivative financial instruments

U.K. GAAP

- Non-trading derivatives are those which are held for hedging purposes as part of our risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.

- Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.

- To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.

- Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.

- Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.

- Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within "other income".

U.S. GAAP

- All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

- The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:

      o For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.

      o For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative's gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.

      o For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.

      o In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.

      o For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Deferred loan origination fees and costs

U.K. GAAP

- Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.

- Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

- In accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income.

Other

-     Includes various immaterial reconciling items.

Credit Quality
--------------------------------------------------------------------------------

The following table provides a summary of the allowance for credit losses.

--------------------------------------------------------------------------------
                                             3 Months         Year     3 Months
                                                Ended        Ended        Ended
                                              3/31/04     12/31/03      3/31/03
--------------------------------------------------------------------------------
                                                        in millions
Balance at beginning of period               $  398.6     $  493.1     $  493.1
Allowance related to acquisitions and
(dispositions), net                              (8.6)       (15.6)        (4.5)
Provision charged (credited) to income          (25.4)       112.9         56.3
Charge offs:
  Commercial                                      3.1        149.5         39.6
  Consumer                                       20.9         77.8         19.2
  International                                   5.5         15.5          1.5
--------------------------------------------------------------------------------
Total charge offs                                29.5        242.8         60.3
--------------------------------------------------------------------------------
Recoveries on loans charged off:
  Commercial                                     18.0         28.1          7.5
  Consumer                                        3.2         12.5          3.0
  International                                    .6         10.4           .8
--------------------------------------------------------------------------------
Total recoveries                                 21.8         51.0         11.3
--------------------------------------------------------------------------------
Total net charge offs                             7.7        191.8         49.0
--------------------------------------------------------------------------------
Balance at end of period                     $  356.9     $  398.6     $  495.9
--------------------------------------------------------------------------------

The following table provides a summary of credit quality statistics.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31, 2004         March 31, 2004
                                                                                         Compared With         Compared With
                                                                                      December 31, 2003        March 31, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                      March 31,    December 31,     March 31,        Increase (Decrease)     Increase (Decrease)
                                           2004            2003          2003        Amount           %      Amount          %
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 in millions
Nonaccruing loans
  Balance at end of period:
     Commercial                         $   231         $   235       $   217       $   (4)        (2.0)     $   14        6.1
     Consumer                                87              93            96           (6)        (6.2)         (9)      (9.5)
     International                           11              38            60          (27)       (70.8)        (49)     (81.7)
--------------------------------------------------------------------------------------------------------------------------------
     Total                              $   329         $   366       $   373       $  (37)       (10.2)     $  (44)     (12.0)
--------------------------------------------------------------------------------------------------------------------------------

  As a percent of loans:
     Commercial                            1.44%           1.49%         1.25%
     Consumer                               .27             .32           .41
     International                          .31            1.09          2.05
     Total                                  .63             .75           .86

Criticized assets
  Balance at end of period:
     Special mention                    $   707         $   618       $   975       $   89         14.5      $ (268)     (27.4)
     Substandard                            632             682           797          (50)        (7.4)       (165)     (20.8)
     Doubtful                                87             128           131          (41)       (32.3)        (44)     (33.7)
--------------------------------------------------------------------------------------------------------------------------------
     Total                              $ 1,426         $ 1,428       $ 1,903       $   (2)         (.2)     $ (477)     (25.1)
--------------------------------------------------------------------------------------------------------------------------------

Allowance ratios
  Allowance for credit losses as a
  percent of:
     Loans                                  .68%            .82%         1.14%
     Nonaccruing loans                   108.63          108.99        132.82
--------------------------------------------------------------------------------------------------------------------------------

      Overview

The allowance for credit losses at March 31, 2004 decreased $41.7 million (10%) from December 31, 2003 and $139.0 million (28%) from March 31, 2003. The provision for credit losses decreased $81.7 million (145%) for the quarter ended March 31, 2004 as compared with the first quarter of 2003. These decreases resulted primarily from continued improvement in the overall credit quality of the Company's commercial loan portfolios. This improvement was evidenced by general decreases in total nonaccruing loan balances, the percentage of nonaccruing loans to total loans, and criticized asset balances. Each of these improvements have resulted partially from the Company's strategy to exit various commercial lending relationships which have not provided acceptable levels of profitability to offset associated risk, and partially from continued improvement in economic conditions which have resulted in favorable loan sales, loan paydowns and upgrades of criticized assets.

      Commercial Credit Quality

During the first quarter of 2004, the Company continued to experience improved credit quality for the commercial loan portfolios. Nonaccruing commercial loans at March 31, 2004 decreased 2.0% from December 31, 2003 while the percentage of nonaccruing loans to total commercial loans also decreased over the same period. Although total impaired loans increased 18% to $314 million at March 31, 2004, the total reserve for impaired loans decreased 29% to $61 million.

During 2003, and continuing through the first quarter of 2004, the Company exited various lending relationships in equipment finance, commercial finance, and U.S. factoring businesses. The Company also noted continued improvement in general economic conditions during the first quarter of 2004, which in turn resulted in improved financial performance and cash flows for various commercial customers of the Company. The improving economic environment also presented opportunities to sell certain criticized assets at favorable prices to third parties resulting in the release of certain loan loss reserves and recoveries of previously recorded charge offs.

      Consumer Credit Quality

Nonaccruing consumer loans at March 31, 2004 decreased 6.2% from December 31, 2003. The percentage of nonaccruing loans to total consumer loans also decreased over the same period reflecting an improvement in the overall credit quality of the Company's consumer credit portfolios.

On December 31, 2003 the Company purchased $2.8 billion of residential mortgage loan assets at fair value from Household. On March 31, 2004, an additional $.9 billion of residential mortgage loan assets at fair value were also purchased from Household. The purchase of these loans effectively increased the allowance for credit losses by approximately $4 million as of March 31, 2004. The residential mortgages purchased are considered to be high quality domestic loans. Through March 31, 2004, these loans have not had a significant impact on credit quality.

      International Credit Quality

During the first quarter of 2004, the Company experienced reductions in nonaccruing loans and allowance for credit losses associated with its foreign operations as a result of the transfer of certain operations to affiliated companies, and payments received from customers on certain nonaccruing loans.

      Forward Outlook

Although there are numerous economic and geopolitical factors that can impact credit quality, the Company remains optimistic that the recent trend of improved credit quality will continue throughout the remainder of 2004. Key economic indicators, consumer confidence, and corporate performance, as well as governmental and private sector spending priorities and political events will continue to be closely monitored.

The Company plans for continued utilization of Household services for origination of residential mortgage loans and anticipates that approximately $3 billion of new residential mortgage loans, originated through this relationship with Household, will be recorded through year end. The credit quality of all such loans will be closely monitored. In addition, the Company will increase its own sales and marketing efforts to further grow the mortgage lending business which would effectively increase the reserve for credit losses.

Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $18 billion of credit card receivables from Household during 2004, and residual interests in approximately $9 billion of securitized credit card receivables. Subsequent to this initial transfer, additional receivables will be purchased from Household on an ongoing basis. These increases in credit card receivables will have a significant impact on the Company's provision and allowance for credit losses in future periods. However, the impact cannot currently be estimated due to uncertainty as to timing of such purchases.

Business Segments
--------------------------------------------------------------------------------

The Company reports and manages its business segments consistently with the line of business groupings used by HSBC. Prior period disclosures as reported in the first quarter 2003 Form 10-Q have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

The Company has five distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon customer groupings and products and services offered. These segments are described on page 30 of the Company's 2003 10-K.

The following table summarizes the results for each segment.

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Corporate,
                                        Personal                      Investment
                                       Financial     Commercial      Banking and        Private
                                        Services        Banking          Markets        Banking           Other         Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                             in millions
First Quarter 2004
Net interest income(1)                  $    345      $    142          $    140       $     31       $     (3)      $    655
Other operating income                        63            37               166             61              7            334
-----------------------------------------------------------------------------------------------------------------------------
  Total income                               408           179               306             92              4            989
Operating expenses(2)                        233            81               113             62             --            489
-----------------------------------------------------------------------------------------------------------------------------
  Working contribution                       175            98               193             30              4            500
Provision for credit losses(3)                20            (9)              (34)            (2)            --            (25)
-----------------------------------------------------------------------------------------------------------------------------
  Income before taxes                        155           107               227             32              4            525
-----------------------------------------------------------------------------------------------------------------------------
Average assets                            35,877        13,069            46,779          3,614            297         99,636
Average liabilities/equity(4)             31,622        12,656            46,011          9,347             --         99,636
-----------------------------------------------------------------------------------------------------------------------------
Goodwill at March 31,(5)                   1,223           495               631            428             --          2,777
-----------------------------------------------------------------------------------------------------------------------------

First Quarter 2003
Net interest income(1)                  $    295      $    155          $    168       $     30       $     (4)      $    644
Other operating income                        93            39               125             46              8            311
-----------------------------------------------------------------------------------------------------------------------------
  Total income                               388           194               293             76              4            955
Operating expenses(2)                        235            92                98             61             --            486
-----------------------------------------------------------------------------------------------------------------------------
  Working contribution                       153           102               195             15              4            469
Provision for credit losses(3)                19            31                 5              1             --             56
-----------------------------------------------------------------------------------------------------------------------------
  Income before taxes                        134            71               190             14              4            413
-----------------------------------------------------------------------------------------------------------------------------
Average assets                            28,075        14,324            45,473          2,798            283         90,953
Average liabilities/equity(4)             30,833        13,746            38,458          7,916             --         90,953
-----------------------------------------------------------------------------------------------------------------------------
Goodwill at March 31,(5)                   1,223           543               635            428             --          2,829
-----------------------------------------------------------------------------------------------------------------------------

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

(5) The reduction in goodwill from March 31, 2003 to March 31, 2004 includes goodwill associated with the sale of the domestic factoring business on December 31, 2003.

      Personal Financial Services

Income before taxes increased $21 million during the first quarter of 2004 over the same 2003 period, as increased net interest income was partially offset by reduced other operating income. The increase in net interest income primarily resulted from significant growth in residential mortgages, including mortgages transferred from Household. Average residential mortgage balances grew approximately $7 billion for the first quarter of 2004, as compared with the first quarter of 2003.

The decrease in other operating income was primarily driven by reduced non-interest mortgage banking revenue. Increased impairment charges taken for mortgage servicing rights, and significantly reduced gains on sales of mortgages, were partially offset by increased gains on hedges used to offset changes in the value of mortgage servicing rights. Refer to the separate analysis of mortgage banking revenue on page 19 of this Form 10-Q.

Operating expenses and the provision for credit losses were relatively unchanged, as growth in consumer lending balances was achieved without significantly increasing operating costs or affecting credit quality.

      Commercial Banking

Income before taxes increased $36 million during the first quarter of 2004 over the same 2003 period. The provision for credit losses decreased $40 million, due to general improvement in commercial credit quality, as evidenced by general decreases in problem loan balances and in the allowance for credit losses. Refer to the separate analysis of credit quality on pages 27-29 of this Form 10-Q.

During 2003, the Company made decisions to exit or restructure certain equipment finance, commercial finance and U.S. factoring businesses. Those decisions resulted in reductions in net interest income, other operating income and operating expenses of approximately $16 million, $1 million and $8 million respectively.

      Corporate, Investment Banking and Markets

Income before taxes increased $37 million over the first quarter of 2003, driven primarily by reduced provision for credit losses and improved other operating income. These were partially offset by reduced net interest income and increased operating expenses.

The reduction in provision expense resulted from general improvement in credit quality, as highlighted by significant recoveries recorded during the first quarter of 2004 on loans previously charged off. The increase in other operating income was due to gains on sales of investment securities and favorable trading results for foreign exchange, banknotes, and derivative products.

      Private Banking

Income before taxes increased $18 million over the first quarter of 2003, driven primarily by increased other operating income. Increased equity investment revenue and increased gains on sales of securities were recorded during the first quarter of 2004.

Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

The Company is party to various derivative financial instruments as an end user, as an international dealer in derivative instruments, and for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. Additional information regarding the Company's use of various derivative instruments is included on pages 98 and 99 of the Company's 2003 10-K.

      Notional Values of Derivative Contracts

The following table summarizes the notional values of the Company's derivative contracts.

---------------------------------------------------------------------------------------------------------
                                                                              March 31,      December 31,
                                                                                   2004              2003
---------------------------------------------------------------------------------------------------------
                                                                                     in millions
Interest rate:
  Futures and forwards                                                       $  117,660        $  107,646
  Swaps                                                                         747,897           625,670
  Options written                                                               153,263           161,824
  Options purchased                                                             152,991           197,081
---------------------------------------------------------------------------------------------------------
                                                                              1,171,811         1,092,221
---------------------------------------------------------------------------------------------------------
Foreign exchange:
  Swaps, futures and forwards                                                   192,034           147,741
  Options written                                                                32,277            16,583
  Options purchased                                                              32,972            16,769
  Spot                                                                           29,740            14,320
---------------------------------------------------------------------------------------------------------
                                                                                287,023           195,413
---------------------------------------------------------------------------------------------------------
Commodities, equities and precious metals:
  Swaps, futures and forwards                                                    45,693            33,897
  Options written                                                                 8,100             7,048
  Options purchased                                                               8,411             7,081
  Credit derivatives                                                             49,854            31,302
---------------------------------------------------------------------------------------------------------
                                                                                112,058            79,328
---------------------------------------------------------------------------------------------------------
Total                                                                        $1,570,892        $1,366,962
=========================================================================================================

      Credit and Market Risk Associated with Derivative Contracts

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

The following table presents credit risk exposure and net fair value associated with derivative contracts. Credit risk exposure and derivative contract fair values are calculated in a manner consistent with regulatory risk-based capital standards. Total fair value of derivative receivables reflects the net receivable balance included in trading assets for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. The net fair value of all derivative contracts represents the total fair value above, less the net liability balance included in trading account liabilities.

---------------------------------------------------------------------------------------------------------
                                                                              March 31,     December 31,
                                                                                   2004             2003
---------------------------------------------------------------------------------------------------------
                                                                                       in millions
Credit risk exposure associated with derivative contracts:
  Total fair value of derivative receivables                                    $ 7,411          $ 7,653
  Collateral held against exposure                                               (1,989)          (2,580)
---------------------------------------------------------------------------------------------------------
Net credit risk exposure                                                        $ 5,422          $ 5,073
---------------------------------------------------------------------------------------------------------

Net fair value of all derivative contracts                                      $(1,065)         $  (566)
---------------------------------------------------------------------------------------------------------

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

The following table provides information at March 31, 2004 related to the off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 44-45 of the Company's 2003 10-K.

-------------------------------------------------------------------------------------------------------------
                                                            One         Over One         Over
                                                           Year          Through         Five
March 31, 2004                                          or Less       Five Years        Years        Total
-------------------------------------------------------------------------------------------------------------
                                                                            in millions
Standby letters of credit, net of  participations       $ 3,062          $ 1,683      $   103      $ 4,848(1)
Loan sales with recourse                                     --                2           13           15(2)
Credit derivative contracts                                 648            2,694       24,383       27,725(3)
Securities lending indemnifications                       3,117               --           --        3,117
-------------------------------------------------------------------------------------------------------------
Total                                                   $ 6,827          $ 4,379      $24,499      $35,705
=============================================================================================================

(1)   Includes $257 million issued for the benefit of related parties.

(2)   $11 million of this amount is indemnified by third parties.

(3)   Includes $1,987 million issued for the benefit of related parties.

Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the Company's "stand ready obligation to perform" under these guarantees, amounting to $18.9 million and $11.8 million at March 31, 2004 and December 31, 2003 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $20.8 million and $24.6 million at March 31, 2004 and December 31, 2003 respectively.

Credit Derivative Contracts

The Company enters into credit derivative contracts both for its own benefit and to satisfy the needs of its customers. Credit derivatives are arrangements that provide for one party (the "beneficiary") to transfer the credit risk of a "reference asset" to another party (the "guarantor"). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, the Company offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

Securities Lending Indemnifications

The Company may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. The Company indemnifies the customers against the risk of loss and obtains collateral from the borrower with a market value exceeding the value of the loaned securities. At March 31, 2004, the fair value of that collateral was approximately $3,196 million.

Special Purpose and Variable Interest Entities
--------------------------------------------------------------------------------

The Company has adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R) as of March 31, 2004. At March 31, 2004, none of the Variable Interest Entities (VIEs) that the Company is involved with are required to be consolidated under FIN 46R.

The following table provides information for unconsolidated VIEs at March 31, 2004. Descriptions of these VIE relationships are included in pages 45-47 of the Company's 2003 10-K.

-------------------------------------------------------------------------------------------------------------
                                                                                                      Maximum
                                                                                    Total            Exposure
                                                                                   Assets             to Loss
-------------------------------------------------------------------------------------------------------------
                                                                                         in millions
Commercial paper conduit                                                          $ 2,543              $3,184
Trust certificates                                                                    770                 353
Hedge funds                                                                         6,690                 160
Trust preferred securities                                                          1,114                  32
Investments in limited partnerships                                                 1,875                 165
-------------------------------------------------------------------------------------------------------------
Total                                                                             $12,992              $3,894
-------------------------------------------------------------------------------------------------------------

Capital
--------------------------------------------------------------------------------

Total common shareholder's equity was $7.3 billion at March 31, 2004 and $7.0 billion at December 31, 2003. Total tangible common shareholder's equity was $4.3 billion at March 31, 2004 and $4.0 billion at December 31, 2003.

The following table presents the capital ratios of the Company and the Bank. To be categorized as "well-capitalized" under the Federal Reserve Board and Federal Deposit Insurance Corporation guidelines, a banking institution must have the minimum ratios reflected in the table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

-------------------------------------------------------------------------------------------------------------
                                                   "Well-Capitalized"         March 31,          December 31,
                                                             Minimum              2004                  2003
-------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
   Company                                                     10.00%            13.25%                12.42%
   Bank                                                        10.00             12.85                 11.82
Tier 1 capital (to risk weighted assets)
   Company                                                      6.00              8.39                  8.53
   Bank                                                         6.00              8.82                  8.99
Tier 1 capital (to average assets)
   Company                                                      3.00              5.92                  5.87
   Bank                                                         5.00              6.26                  6.22
Tangible common equity (to risk weighted assets)
   Company                                                                        6.37                  6.39
   Bank                                                                           8.88                  9.07
-------------------------------------------------------------------------------------------------------------

Risk Management

Liquidity Management
--------------------------------------------------------------------------------

The Company's approach to address liquidity risk and to meet funding requirements is summarized on pages 51-53 of its 2003 10-K. During the first quarter of 2004, there were no significant changes in the Company's approach towards liquidity management.

At March 31, 2004, the long-term and short-term debt ratings from major credit rating agencies for the Company and the Bank were unchanged from December 31, 2003.

As a component of its overall funding strategy, the Company and the Bank periodically issue debt instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. In March 2004, the Bank issued $1 billion of Global Subordinated Notes. The notes bear interest at 4.625% and are due in 2014.

During the remainder of 2004, the Company anticipates that approximately $3.0 billion of additional new residential mortgage loans originated through its relationship with Household will be recorded by the Company. Subject to regulatory and other approvals, the Company anticipates the purchase of approximately $18 billion of credit card receivables from Household during 2004. As part of the same purchase transaction, residual interest in approximately $9 billion of securitized credit card receivable pools will also be transferred. Subsequent to the initial transfer, additional credit card receivables will be purchased from Household on a daily basis. Various methods to fund these transactions are being explored. The Company is considering a Global Bank Note Program which would provide capacity for up to $10 billion of notes, to be issued by the Bank, which will allow the opportunity to access the market for longer term funding of anticipated balance sheet growth.

Interest Rate Risk Management
--------------------------------------------------------------------------------

The Company utilizes various techniques to quantify and monitor risks associated with the repricing characteristics of its assets, liabilities, and derivative contracts. The Company's approach toward managing interest rate risk is summarized on pages 53-56 of its 2003 10-K. During the first quarter of 2004, there were no significant changes in the Company's policies or approach for managing interest rate risk.

The Company does not use the static "gap" measurement of interest rate risk as a primary management tool. In the course of managing interest rate risk, Present Value of a Basis Point (PVBP) analysis is utilized in conjunction with a combination of other risk assessment techniques, including capital at risk, dynamic simulation modeling, capital risk and Value at Risk (VAR) analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Institutional movement limits are established at the beginning of each fiscal year for each of the assessment techniques discussed below. These limits act as a guide for managing interest rate risk associated with balance sheet composition and off-balance sheet hedging strategy (the risk position). Calculated values within movement limit ranges reflect an acceptable risk position, although an unfavorable trend may prompt consideration to adjust on or off-balance sheet exposure. Calculated values outside of movement limit ranges will result in consideration of adjustment of the risk position, or consideration of temporary dispensation from making adjustments.

      PVBP Analysis

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

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. One such limit is expressed in terms of the PVBP, which is the change in value of the balance sheet for a one basis point upward movement in all interest rates.

The following table reflects the Company's PVBP position at March 31, 2004.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            March 31, 2004 Values
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      in millions
Institutional PVBP movement limit                                                                                    +/-   $  5.0
PVBP position at period end                                                                                                  (1.1)
----------------------------------------------------------------------------------------------------------------------------------

      Capital at Risk

The Company also monitors capital at risk, which is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease.

The following table reflects the Company's capital at risk position at March 31, 2004.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            March 31, 2004 Values
----------------------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit                                                                         +/-       10%
Projected change in value resulting from a gradual 200 basis point
 increase in interest rates                                                                                                    (8)
Projected change in value resulting from a gradual 100 basis point
 decrease in interest rates                                                                                                    (4)
----------------------------------------------------------------------------------------------------------------------------------

The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

      Dynamic Simulation Modeling

In addition to the above mentioned limits, the Asset and Liability Policy Committee (ALCO) uses various modeling techniques to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as scenarios in which rates rise or fall by 200 basis points over a twelve month period.

The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           March 31, 2004 Values
                                                                                                          ------------------------
                                                                                                             Amount              %
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          in millions
Projected change in net interest income (reflects projected rate movements on April 1, 2004):
  Institutional base earnings movement limit                                                                             +/-   10
  Change resulting from a gradual 200 basis point increase in the yield curve                               $  (88)            (3)
  Change resulting from a gradual 200 basis point decrease in the yield curve                                  235              8
Other significant scenarios monitored (reflects projected rate movements on April 1, 2004):
  Change resulting from an immediate 100 basis point increase in the yield curve                               (97)
  Change resulting from an immediate 100 basis point decrease in the yield curve                                15
  Change resulting from an immediate 200 basis point increase in the yield curve                              (273)
  Change resulting from an immediate 200 basis point decrease in the yield curve                              (132)
----------------------------------------------------------------------------------------------------------------------------------

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

      Capital Risk

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the statement of shareholders' equity. This valuation mark is excluded from the Company's Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2004, the Company had a sizeable available for sale securities portfolio of $13.1 billion with a net positive mark to market of $150.9 million included in tangible common equity of $4.3 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $79.0 million to a net gain of $71.9 million with the following results on the tangible capital ratios.

------------------------------------------------------------------------------------------
                                                                      Proforma-Reflecting
                                                                          25 Basis Points
March 31, 2004                                             Actual             Lower Rates
------------------------------------------------------------------------------------------
Tangible common equity to tangible assets                    4.35%                   4.31%
Tangible common equity to risk weighted assets               6.37                    6.30
------------------------------------------------------------------------------------------

      Value at Risk

The Company also uses VAR analysis to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. VAR looks at a two year historical observation period and shows, based upon that, the potential loss from unfavorable market conditions during a "given period" with a certain confidence level (99%). The Company uses a one-day "given period" or "holding period" for setting limits and measuring results. Thus, at a 99% confidence level for 500 business days (about two calendar years) the Company is setting as its limit the fifth worst loss performance in the last 500 business days. For purposes of determining economic capital the Company uses a six month "given period," a conservative time to allow for adjustments of the Company's interest rate risk profile.

The predominant VAR methodology used by the Company, "historical simulation", has a number of limitations including the use of historical data as a proxy for the future, the assumption that position adjustments can be made within the holding period specified, and the use of a 99% confidence level, which does not take into account potential losses that might occur beyond that level of confidence.

Trading Activities
--------------------------------------------------------------------------------

The trading portfolios of the Company reside primarily in the Company's Treasury and mortgage banking areas and include foreign exchange, derivatives, precious metals (gold, silver, platinum), commodities, equities, money market instruments including "repos" and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

The trading portfolios of the Company have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

      Trading Activities - Treasury

The Company relies upon VAR analysis as a basis for quantifying and managing risks associated with the Treasury trading portfolios. The VAR methodology employed by the Company is summarized on pages 56-57 of its 2003 10-K.

The following table summarizes trading VAR of the Company.

-------------------------------------------------------------------------------------------------------------------
                                                                     1st Quarter 2004
                                         March 31,         ------------------------------------        December 31,
                                             2004           Minimum        Maximum       Average               2003
-------------------------------------------------------------------------------------------------------------------
                                                                         in millions
Total trading                               $18.8             $14.8          $30.1        $20.5               $23.1
Commodities                                   4.6                .5            9.5          3.9                  .5
Credit derivatives                            1.5                .8            9.5          3.9                 3.8
Equities                                       .1                .1             .8           .6                  .8
Foreign exchange                              3.7               2.2           13.8          5.1                11.5
Interest rate                                17.3               7.8           24.3         15.3                15.7
-------------------------------------------------------------------------------------------------------------------

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during the first quarter of 2004. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but excludes the related net interest income. Analysis of the first quarter of 2004 gain
(loss) data shows that the largest daily gain was $11.6 million and the largest daily loss was $8.9 million.

-------------------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
 earned from market risk-related activities
-------------------------------------------------------------------------------------------------------------------
                                                 Below      $(2) to        $0 to       $2 to       $4 to       Over
in millions                                       $(2)           $0           $2          $4          $6         $6
-------------------------------------------------------------------------------------------------------------------
Number of trading days market risk-related
 revenue was within the stated range                1            11           19          17           8          6
-------------------------------------------------------------------------------------------------------------------

      Trading Activities - Mortgage Banking

Mortgage servicing rights (MSRs) are assets that represent the net present value of net servicing income (servicing fees, ancillary income, and float, net of servicing costs). MSRs are recognized upon the sale of the underlying loans. MSRs are subject to interest rate risk, in that the value of MSRs will decline (as a result of actual and expected acceleration of prepayment of the underlying loans) in a falling interest rate environment.

Interest rate risk is mitigated through an active hedging program that uses available for sale (AFS) securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques including:

- Rate shock analysis to assess anticipated impact of rate changes on the value of the MSRs and hedging instruments. This analysis is done on an economic and profit and loss basis.

-     Hedge volatility limits.

- Market value risk limits that limit the economic exposure of the combined MSRs and hedge instruments.

-     PVBP analysis.

During the first quarter of 2004, the Company experienced volatility in its trading positions relative to mortgage banking activities, particularly derivative instruments used to protect the economic value of its MSRs portfolio. The following table summarizes the frequency distribution of weekly market risk-related revenues associated with mortgage trading positions.

-------------------------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
 from market risk-related activities
-------------------------------------------------------------------------------------------------------------------
                                                   Below         $(5) to         $0 to         $5 to           Over
in millions                                         $(5)              $0            $5           $10            $10
-------------------------------------------------------------------------------------------------------------------
Number of trading weeks market risk-related
 revenue was within the stated range                  2                4             3             3              2
-------------------------------------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Refer to the disclosure in Item 2 of the Management's Discussion and Analysis of Financial Condition and Results of Operations under the captions "Interest Rate Risk Management" and "Trading Activities".

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

Under the direction of the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the Company has reviewed its "disclosure controls and procedures". That term means controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed with the United States Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported by the due dates specified by the SEC's rules. Such controls and procedures must be designed to ensure that information required to be disclosed in reports filed with the SEC, is accumulated and communicated to the Company's management personnel to allow timely decisions regarding required disclosure. Also, this process directly supports the CEO and CFO certifications included as exhibits to this report.

Since 1993, the CEO and CFO have reported on the Bank's internal controls over financial reporting pursuant to Federal Deposit Insurance Corporation Improvement Act (FDICIA) regulations. The Company's independent auditors have annually attested, without qualification, to the reports. Thus management is well acquainted with the process underlying the attestation to financial reporting controls. The current review process is built on the annual review at the Bank in accordance with FDICIA as well as various other internal control processes and procedures, which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of the Company.

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

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of March 31, 2004 and that those controls and procedures support the disclosures in this document. During the three months ended March 31, 2004, there were no material changes in the Company's internal controls over financial reporting.

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

      Item 1 - Legal Proceedings

               The disclosures required hereunder are incorporated by reference to Note 10 to the consolidated financial statements included in
               Item 1 of the Form 10-Q.

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

               31.1    Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2    Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

               32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               A current report on Form 8-K was filed March 25, 2004 announcing the intention of HSBC USA Inc. to apply to the Office of the Comptroller of the Currency to consolidate its banking operations under a single national charter.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HSBC USA Inc.
                                             -------------
                                             (Registrant)


Date: May 17, 2004                           /s/ Joseph R. Simpson
                                             -----------------------------------
                                             Joseph R. Simpson
                                             Senior Vice President & Controller
                                             (On behalf of Registrant and
                                             as Chief Accounting Officer)