Form 10-Q
period 2004-06-30
HSBC USA INC /MD/
filed 2004-08-02
CIK 83246

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

            For the quarterly period ended June 30, 2004

      or

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

                       Yes |_|                     No |X|

At July 31, 2004, all voting stock (704 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA Inc.
                                    Form 10-Q

TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements
             Statement of Income                                               3
             Balance Sheet                                                     4
             Statement of Changes in Shareholders' Equity                      5
             Statement of Cash Flows                                           6
             Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (MD&A)
             Average Balances and Interest Rates                              17
             Forward-Looking Statements                                       19
             Executive Overview                                               19
             Basis of Reporting                                               20
             Results of Operations                                            24
             Business Segments                                                35
             Credit Quality                                                   38
             Derivative Instruments and Hedging Activities                    40
             Off-Balance Sheet Arrangements                                   41
             Special Purpose and Variable Interest Entities                   42
             Capital                                                          42
             Risk Management                                                  43

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           49

Item 4.  Controls and Procedures                                              49

Part II  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings                                                    50

Item 6.  Exhibits and Reports on Form 8-K                                     50

Signature                                                                     51

Part I. Financial Information
Item 1. Consolidated Financial Statements

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                                                             Three months ended June 30,      Six months ended June 30,
                                                                       2004         2003              2004         2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                        in millions
Interest income:
    Loans ................................................          $   669      $   585           $ 1,282      $ 1,196
    Securities ...........................................              215          212               430          452
    Trading assets .......................................               38           34                71           74
    Short-term investments ...............................               18           22                36           43
    Other ................................................                4            7                 8           14
                                                                    -------      -------           -------      -------
Total interest income ....................................              944          860             1,827        1,779
                                                                    -------      -------           -------      -------
Interest expense:
    Deposits .............................................              158          173               318          361
    Short-term borrowings ................................               35           21                52           58
    Long-term debt .......................................               62           57               113          106
                                                                    -------      -------           -------      -------
Total interest expense ...................................              255          251               483          525
                                                                    -------      -------           -------      -------
Net interest income ......................................              689          609             1,344        1,254
Provision for credit losses ..............................                6           31               (19)          87
                                                                    -------      -------           -------      -------
Net interest income after provision for credit losses ....              683          578             1,363        1,167
                                                                    -------      -------           -------      -------
Other revenues:
    Trust income .........................................               24           24                48           46
    Service charges ......................................               53           52               104          103
    Other fees and commissions ...........................              122          116               231          224
    Other income .........................................               35           57                82           92
    Mortgage banking revenue (expense) ...................              (17)         (14)              (41)          (6)
    Trading revenues .....................................               78           91               167          161
    Security gains, net ..................................                3           33                41           49
                                                                    -------      -------           -------      -------
Total other revenues .....................................              298          359               632          669
                                                                    -------      -------           -------      -------
Operating expenses:
    Salaries and employee benefits .......................              240          278               490          557
    Occupancy expense, net ...............................               37           37                72           75
    Other expenses .......................................              243          177               447          346
                                                                    -------      -------           -------      -------
Total operating expenses .................................              520          492             1,009          978
                                                                    -------      -------           -------      -------
Income before income tax expense .........................              461          445               986          858
Income tax expense .......................................              130          172               336          331
                                                                    -------      -------           -------      -------
Net income ...............................................          $   331      $   273           $   650      $   527
                                                                    =======      =======           =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                              June 30,   December 31,
                                                                                  2004           2003
-----------------------------------------------------------------------------------------------------
                                                                                   in millions
Assets
Cash and due from banks ................................................     $   3,095      $   2,534
Interest bearing deposits with banks ...................................         1,667            843
Federal funds sold and securities purchased under resale agreements ....         3,728          2,446
Trading assets .........................................................        15,779         14,646
Securities available for sale ..........................................        13,802         14,143
Securities held to maturity (fair value $4,213 and $4,648) .............         4,142          4,512
Loans ..................................................................        62,066         48,474
Less - allowance for credit losses .....................................           347            399
                                                                             ---------      ---------
      Loans, net .......................................................        61,719         48,075
Properties and equipment, net ..........................................           639            681
Intangible assets, net .................................................           482            551
Goodwill ...............................................................         2,763          2,777
Other assets ...........................................................         4,975          4,354
                                                                             ---------      ---------
Total assets ...........................................................     $ 112,791      $  95,562
                                                                             =========      =========

Liabilities
Deposits in domestic offices:
  Noninterest bearing ..................................................     $   7,084      $   6,093
  Interest bearing .....................................................        45,719         38,995
Deposits in foreign offices:
  Noninterest bearing ..................................................           532            453
  Interest bearing .....................................................        21,199         18,414
                                                                             ---------      ---------
      Total deposits ...................................................        74,534         63,955
                                                                             ---------      ---------
Trading account liabilities ............................................        10,954         10,460
Short-term borrowings ..................................................         9,499          6,782
Interest, taxes and other liabilities ..................................         3,854          3,089
Long-term debt .........................................................         6,135          3,814
                                                                             ---------      ---------
Total liabilities ......................................................       104,976         88,100
                                                                             ---------      ---------
Shareholders' equity
Preferred stock ........................................................           500            500
Common shareholder's equity:
  Common stock ($5 par; 150,000,000 shares authorized;
                        704 shares issued) .............................            --(1)          --(1)
  Capital surplus ......................................................         6,026          6,027
  Retained earnings ....................................................         1,445            807
  Accumulated other comprehensive (loss) income ........................          (156)           128
                                                                             ---------      ---------
      Total common shareholder's equity ................................         7,315          6,962
                                                                             ---------      ---------
Total shareholders' equity .............................................         7,815          7,462
                                                                             ---------      ---------
Total liabilities and shareholders' equity .............................     $ 112,791      $  95,562
                                                                             =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                                                             Six months ended June 30,
                                                                                                  2004         2003
----------------------------------------------------------------------------------------------------------------------
                                                                                                    in millions
Preferred stock
Balance, January 1 and June 30, ..........................................................     $   500      $   500
                                                                                               -------      -------

Common stock
Balance, January 1 and June 30, ..........................................................          --(1)        --(1)
                                                                                               -------      -------

Capital surplus
Balance, January 1, ......................................................................       6,027        6,056
Capital contribution from parent .........................................................           8            9
Return of capital ........................................................................          (9)         (44)
                                                                                               -------      -------
Balance, June 30, ........................................................................       6,026        6,021
                                                                                               -------      -------

Retained earnings
Balance, January 1, ......................................................................         807          578
Net income ...............................................................................         650          527
Cash dividends declared:
    Preferred stock ......................................................................         (12)         (12)
    Common stock .........................................................................          --         (255)
                                                                                               -------      -------
Balance, June 30, ........................................................................       1,445          838
                                                                                               -------      -------

Accumulated other comprehensive (loss) income
Balance, January 1, ......................................................................         128          262
Net change in unrealized (losses) gains on securities ....................................        (222)         (38)
Net change in unrealized (losses) gains on derivatives classified as cash flow hedges ....         (58)          60
Foreign currency translation adjustments .................................................          (4)          23
                                                                                               -------      -------
Other comprehensive (loss) income, net of tax ............................................        (284)          45
                                                                                               -------      -------
Balance, June 30, ........................................................................        (156)         307
                                                                                               -------      -------
Total shareholders' equity, June 30, .....................................................     $ 7,815      $ 7,666
                                                                                               =======      =======

Comprehensive income
Net income ...............................................................................     $   650      $   527
Other comprehensive (loss) income ........................................................        (284)          45
                                                                                               -------      -------
Comprehensive income .....................................................................     $   366      $   572
                                                                                               =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Six months ended June 30,
                                                                                2004          2003
---------------------------------------------------------------------------------------------------
                                                                                 in millions
Cash flows from operating activities
    Net income ........................................................     $    650      $    527
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes ................           52           323
         Provision for credit losses ..................................          (19)           87
         Net change in other accrual accounts .........................          (41)          223
         Net change in loans originated for sale ......................         (297)         (246)
         Net change in trading assets and liabilities .................          204          (709)
         Other, net ...................................................         (262)         (568)
                                                                            --------      --------
              Net cash provided (used) by operating activities ........          287          (363)
                                                                            --------      --------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ................       (1,174)         (362)
    Net change in short-term investments ..............................       (1,510)       (1,297)
    Net change in securities available for sale:
         Purchases of securities available for sale ...................       (5,919)       (6,878)
         Proceeds from sales of securities available for sale .........        2,916         2,826
         Proceeds from maturities of securities available for sale ....        3,445         5,753
    Net change in securities held to maturity:
         Purchases of securities held to maturity .....................         (727)       (1,087)
         Proceeds from maturities of securities held to maturity ......        1,099         1,455
    Net change in loans:
         Net change in credit card receivables ........................          (17)            7
         Net change in other short-term loans .........................         (351)          (62)
         Net originations and maturities of long-term loans ...........      (12,266)          278
         Loans purchased ..............................................         (870)           --
         Sales of loans/other .........................................           92           238
    Expenditures for properties and equipment .........................           (7)          (19)
    Net cash provided in acquisitions, net of cash acquired ...........           91            79
    Other, net ........................................................         (485)         (305)
                                                                            --------      --------
              Net cash (used) provided in investing activities ........      (15,683)          626
                                                                            --------      --------
Cash flows from financing activities
    Net change in deposits ............................................       10,634           831
    Net change in short-term borrowings ...............................        2,976          (710)
    Net change in long-term debt:
         Issuance of long-term debt ...................................        2,687           102
         Repayment of long-term debt ..................................         (329)          (15)
    Dividends paid ....................................................          (11)         (266)
                                                                            --------      --------
              Net cash provided (used) by financing activities ........       15,957           (58)
                                                                            --------      --------
Net change in cash and due from banks .................................          561           205
Cash and due from banks at beginning of period ........................        2,534         2,081
                                                                            --------      --------
Cash and due from banks at end of period ..............................     $  3,095      $  2,286
                                                                            ========      ========

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

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation
--------------------------------------------------------------------------------

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC Holdings plc
(HSBC). The accompanying unaudited consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, the Company), including its principal subsidiary, HSBC Bank USA, National Association (the Bank), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practice within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods, have been made. The unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K (the 2003 Form 10-K) for the year ended December 31, 2003. Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2003 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 12.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Interim financial statement disclosures regarding segments and off-balance sheet arrangements are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q.

In June 2004, the Company filed a Form 8-K with the SEC announcing approval by the Office of the Comptroller of the Currency for the Company to consolidate its banking operations under a single national charter, effective July 1, 2004. As a result, on July 1, 2004, the Bank's legal name was changed from HSBC Bank USA to HSBC Bank USA, National Association. The change to a national charter is not expected to have a material effect on the existing operations of the Company.

2. Securities
--------------------------------------------------------------------------------

At June 30, 2004 and December 31, 2003, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

--------------------------------------------------------------------------------------------------
                                                               Gross          Gross
                                            Amortized     Unrealized     Unrealized           Fair
June 30, 2004                                    Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------
                                                                  (in millions)
Securities available for sale:
   U.S. Treasury .....................        $   607        $    --        $    13        $   594
   U.S. Government agency (1) ........         10,760             79            378         10,461
   Asset backed securities ...........          1,431              4              1          1,434
   Other domestic debt securities ....            173             --             --            173
   Foreign debt securities ...........          1,000              4              9            995
   Equity securities .................            100             51              6            145
                                              -------        -------        -------        -------
                                              $14,071        $   138        $   407        $13,802
                                              =======        =======        =======        =======

Securities held to maturity:
   U.S. Treasury .....................        $    65        $    --        $    --        $    65
   U.S. Government agency ............          3,289            125             89          3,325
   Obligations of U.S. states and
     political subdivisions ..........            498             30              1            527
   Other domestic debt securities ....            275              8              2            281
   Foreign debt securities ...........             15             --             --             15
                                              -------        -------        -------        -------
                                              $ 4,142        $   163        $    92        $ 4,213
                                              =======        =======        =======        =======

--------------------------------------------------------------------------------------------------
                                                               Gross          Gross
                                            Amortized     Unrealized     Unrealized           Fair
December 31, 2003                                Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------
                                                                  (in millions)
Securities available for sale:
   U.S. Government agency (1) ........        $10,778        $   155        $   141        $10,792
   Asset backed securities ...........          1,785              7              6          1,786
   Other domestic debt securities ....            415              1             --            416
   Foreign debt securities ...........            904             12             --            916
   Equity securities .................            187             50              4            233
                                              -------        -------        -------        -------
                                              $14,069        $   225        $   151        $14,143
                                              =======        =======        =======        =======

Securities held to maturity:
   U.S. Treasury .....................        $   125        $    --        $    --        $   125
   U.S. Government agency ............          3,513            123             40          3,596
   Obligations of U.S. states and
     political subdivisions ..........            572             47             --            619
   Other domestic debt securities ....            294              8              2            300
   Foreign debt securities ...........              8             --             --              8
                                              -------        -------        -------        -------
                                              $ 4,512        $   178        $    42        $ 4,648
                                              =======        =======        =======        =======

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

------------------------------------------------------------------------------------------------------------------------------
                                                    Less Than One Year                           Greater Than One Year
                                        -----------------------------------------    -----------------------------------------
                                            Number         Gross        Aggregate        Number         Gross        Aggregate
                                                of    Unrealized       Fair Value            of    Unrealized       Fair Value
June 30, 2004                           Securities        Losses    of Investment    Securities        Losses    of Investment
------------------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Securities available for sale:
   U.S. Treasury ...................             2        $   13           $  594            --        $   --           $   --
   U.S. Government agency (1) ......           333           190            4,970           182           188            2,155
   All other securities ............           102            13              626            40             3              226
                                            ------        ------           ------        ------        ------           ------
                                               437        $  216           $6,190           222        $  191           $2,381
                                            ======        ======           ======        ======        ======           ======

Securities held to maturity:
   U.S. Government agency ..........            46        $   45           $1,001            17        $   44           $  300
   All other securities ............            39             2               37             8             1               11
                                            ------        ------           ------        ------        ------           ------
                                                85        $   47           $1,038            25        $   45           $  311
                                            ======        ======           ======        ======        ======           ======

------------------------------------------------------------------------------------------------------------------------------
                                                    Less Than One Year                           Greater Than One Year
                                        -----------------------------------------    -----------------------------------------
                                            Number         Gross        Aggregate        Number         Gross        Aggregate
                                                of    Unrealized       Fair Value            of    Unrealized       Fair Value
December 31, 2003                       Securities        Losses    of Investment    Securities        Losses    of Investment
------------------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Securities available for sale:
   U.S. Government agency (1) ......           325        $  141           $4,753            39        $   --           $   66
   All other securities ............           101             5              388            47             5              257
                                            ------        ------           ------        ------        ------           ------
                                               426        $  146           $5,141            86        $    5           $  323
                                            ======        ======           ======        ======        ======           ======

Securities held to maturity:
   U.S. Government agency ..........            40        $   40           $  905            --        $   --           $   --
   All other securities ............             8             1               11             8             1                6
                                            ------        ------           ------        ------        ------           ------
                                                48        $   41           $  916             8        $    1           $    6
                                            ======        ======           ======        ======        ======           ======

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

Total gross unrealized losses for the available for sale and held to maturity security portfolios have increased during the first six months of 2004. In particular, market values of U.S. Government agency securities were negatively impacted by rising interest rates associated with agency issued collateralized mortgage obligations during the second quarter of 2004. The rise in interest rates has also extended the average durations of the portfolios. The securities are high credit grade (i.e. AAA or AA), and no permanent impairment is expected to be realized.

3. Loans
--------------------------------------------------------------------------------

The following table shows the composition of the loan portfolio.

--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                            2004            2003
--------------------------------------------------------------------------------
                                                              (in millions)
Domestic:
  Commercial:
    Construction and mortgage loans ............         $ 7,705         $ 7,075
    Other business and financial ...............           8,961           8,658
  Consumer:
    Residential mortgages ......................          38,934          26,294
    Credit card receivables ....................           1,093           1,112
    Other consumer loans .......................           1,972           1,905
International ..................................           3,401           3,430
                                                         -------         -------
                                                         $62,066         $48,474
                                                         =======         =======

On March 31, 2004, the Company purchased approximately $900 million of domestic residential mortgage loans at fair value from subsidiaries of Household International, Inc. (Household), a related HSBC entity. The remaining net increase in residential mortgages resulted from new originations during the first six months of 2004.

4. Allowance for Credit Losses
--------------------------------------------------------------------------------

The following table provides a summary of changes in the allowance for credit losses.

-------------------------------------------------------------------------------------------------------------
                                                                       Three Months             Six Months
                                                                      Ended June 30           Ended June 30
                                                                     ----------------       -----------------
                                                                      2004       2003        2004        2003
-------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Beginning balance .............................................      $ 357      $ 496       $ 399       $ 493
Allowance related to acquisitions and (dispositions), net .....         --         (3)         (9)         (8)
Provision charged (credited) to income ........................          6         31         (19)         88
Charge offs:
  Commercial ..................................................         11         35          14          75
  Consumer ....................................................         23         19          44          38
  International ...............................................          1          2           7           4
                                                                     -----      -----       -----       -----
Total charge offs .............................................         35         56          65         117
                                                                     -----      -----       -----       -----
Recoveries on loans charged off:
  Commercial ..................................................         14          4          32          12
  Consumer ....................................................          4          3           7           6
  International ...............................................          1          1           2           2
                                                                     -----      -----       -----       -----
Total recoveries ..............................................         19          8          41          20
                                                                     -----      -----       -----       -----
Total net charge offs .........................................         16         48          24          97
                                                                     -----      -----       -----       -----
Ending balance ................................................      $ 347      $ 476       $ 347       $ 476
                                                                     =====      =====       =====       =====

5. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,   December 31,
                                                                                                  2004         2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance ......         $437         $503
Favorable lease arrangements, net of accumulated depreciation ...........................           45           48
                                                                                                  ----         ----
Intangible assets, net ..................................................................         $482         $551
                                                                                                  ====         ====

      Mortgage Servicing Rights (MSRs)

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the related loans are sold, or at the time the MSRs are purchased. MSRs are amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value. The carrying value of MSRs is periodically evaluated for impairment. Permanent impairment results in direct write-down of the gross MSRs balance. Temporary impairment is recorded through use of a valuation allowance account.

The following table summarizes activity for MSRs and the related valuation allowance.

-------------------------------------------------------------------------------------------------------------
                                                                          Three Months           Six Months
                                                                         Ended June 30         Ended June 30
                                                                       ----------------      ----------------
                                                                        2004       2003       2004       2003
-------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
MSRs, net of accumulated amortization:
    Beginning balance ............................................     $ 459      $ 426      $ 526      $ 395
    Additions related to loan sales ..............................        18         76         36        136
    Net MSRs acquisitions (sales) ................................         3          8        (53)        27
    Permanent impairment charges .................................        (5)        (4)        (7)       (14)
    Amortization .................................................       (38)       (47)       (65)       (85)
                                                                       -----      -----      -----      -----
    Ending balance ...............................................       437        459        437        459
                                                                       -----      -----      -----      -----

Valuation allowance for MSRs:
    Beginning balance ............................................       (81)       (42)       (23)       (41)
    Temporary impairment (provision) recovery ....................        75        (46)        13        (58)
    Permanent impairment charges .................................         6          3          7         14
    Release of allowance related to MSRs sold ....................        --         --          3         --
                                                                       -----      -----      -----      -----
    Ending balance ...............................................        --        (85)        --        (85)
                                                                       -----      -----      -----      -----

MSRs, net of accumulated amortization and valuation allowance ....     $ 437      $ 374      $ 437      $ 374
                                                                       =====      =====      =====      =====

Normally scheduled amortization for the current MSRs portfolios is expected to be approximately $115 million for the year ending December 31, 2004, declining gradually to approximately $38 million for the year ending December 31, 2008. Actual levels of amortization could increase or decrease depending upon changes in interest rates, loan prepayment activity, saleable loan production levels and associated levels of MSRs assets.

      Favorable Lease Arrangements

Favorable lease arrangements resulted from various business acquisitions. Scheduled amortization of favorable lease arrangements will approximate $5 million per year for 2004 through 2008.

6. Goodwill
--------------------------------------------------------------------------------

During the second quarter of 2004, the Company completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

7. Long-Term Debt
--------------------------------------------------------------------------------

The following table presents a summary of long-term debt.

--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                            2004            2003
--------------------------------------------------------------------------------
                                                               (in millions)
Subordinated debt ..............................          $4,113          $3,149
All other ......................................           2,022             665
                                                          ------          ------
Total long-term debt ...........................          $6,135          $3,814
                                                          ======          ======

In March 2004, the Bank issued $1 billion of Global Subordinated Notes, which bear interest at 4.625% and mature in April 2014.

In June 2004, the Bank finalized a $10 billion Global Bank Note Program which provides for the issuance of subordinated and senior global notes. In July 2004, the Global Bank Note Program was expanded to $20 billion. The following debt offerings were made under this program during 2004.

      - In June 2004, the Bank issued $550 million of Floating Rate Senior notes due 2009. The initial interest rate on these notes is 1.55% per annum, payable on September 10, 2004. The rate then resets quarterly based on the London Interbank Offered Rate rate plus .14% per annum until the final interest payment date on June 10, 2009.

      - In June 2004, the Bank issued $39 million of Fixed Rate Senior notes due 2006. Interest is paid semi-annually at an initial rate of 2.75% through the interest payment period ending on June 27, 2005 and at 4.10% per annum thereafter. The Bank may redeem these notes, in whole but not in part, on June 27, 2005.

In June 2004, the Bank issued debt for the Euro equivalent of $500 million. The non-subordinated loan, which matures in 2044, provides for quarterly payments of principal and interest at a floating rate, initially 3.99%.

The Bank has a Global Medium-Term Note Program, which provides for the issuance of up to $4 billion of equity linked notes having maturities of 7 days of more from the date of issuance. During the six months ended June 30, 2004 the Bank had net advances under this program of $274 million due 2004 to 2010. It is expected that future issuances of this debt type will be made under the Global Bank Note Program.

8. Income Taxes

The following table presents the effective tax rate for the three months and six months ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------
                                               Three Months         Six Months
                                              Ended June 30       Ended June 30
                                             --------------      ---------------
                                             2004      2003      2004      2003
--------------------------------------------------------------------------------
Effective tax rate .....................     28.2%     38.7%     34.1%     38.6%

In June 2004, approximately $51 million of income tax liability related to the anticipated completion of an outstanding audit was released, reducing the effective tax rate by 10.9% for the second quarter and 5.2% for the first six months of 2004. Excluding the impact of this adjustment, the moderate increases in the effective tax rate for the three months and six months ended June 30, 2004 were due to increased taxable income, which was taxed at the full corporate rate.

9. Related Party Transactions
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                         June 30,   December 31,
                                                             2004           2003
--------------------------------------------------------------------------------
                                                              (in millions)
Assets:
  Interest bearing deposits with banks ...............    $   165        $   139
  Loans ..............................................        660            330
  Trading assets .....................................      2,231          1,811
  Other ..............................................         85             34
                                                          -------        -------
    Total assets .....................................    $ 3,141        $ 2,314
                                                          =======        =======

Liabilities:
  Deposits ...........................................    $ 7,010        $ 7,512
  Trading account liabilities ........................      3,574          3,434
  Short-term borrowings ..............................        434            735
  Other ..............................................        191             79
                                                          -------        -------
    Total liabilities ................................    $11,209        $11,760
                                                          =======        =======


-----------------------------------------------------------------------------------------------------------
                                                                        Three Months           Six Months
                                                                        Ended June 30        Ended June 30
                                                                      ----------------     ----------------
                                                                       2004       2003      2004       2003
-----------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Interest income .................................................     $   1      $   7     $   4      $  10
Interest expense ................................................        18         26        39         48
Trading (losses) revenues .......................................      (137)        64       (70)       134
HSBC Group charges:
  Fees paid to HTSU for technology services .....................        44         --        82         --
  Fees paid to Household for loan origination, loan servicing
   and other administrative support .............................         7         --        11         --
  Other fees, primarily treasury and traded markets services ....        55         33        99         61

During 2004, HSBC has instituted certain changes to its organization structure in an effort to integrate its North American operations. The following organizational changes have resulted in changes in the classification of revenues and/or expenses in 2004, as compared with 2003.

- Efforts to centralize technology services resulted in creation of a new HSBC subsidiary, HSBC Technology and Services (USA) Inc. (HTSU), effective January 1, 2004. The Company's technology services employees, as well as technology services employees from other HSBC entities in the United States, were transferred to HTSU. All technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by the Company prior to January 1, 2004 remain in place and were not transferred to HTSU. Pursuant to a master service level agreement, HTSU charges the Company for its share of technology services and software development costs. As a result, HSBC charges for 2004 include amounts previously recorded as "salaries and benefits" and "occupancy expense, net" and "other expenses" on the consolidated statement of income for 2003.

- As part of efforts to centralize certain securities underwriting and broker-dealer functions in North America, several employees of the Company were transferred to a related HSBC entity, HSBC Securities (USA) Inc.
      (HSUI), effective January 1, 2004. Pursuant to various service level agreements, HSUI provides underwriting, broker-dealer, and administrative support to the Company. As a result, HSBC charges for 2004 include amounts previously recorded as "salaries and benefits" on the consolidated statement of income for 2003.

- On June 1, 2004, The Company transferred its wholly owned subsidiary, HSBC Brokerage (USA) Inc. (HBUI) to a related HSBC entity. As a result, HSBC charges in 2004 include amounts previously recorded as "salaries and benefits" on the consolidated statement of income for 2003.

HSBC charges also include charges by Household under various service level agreements for certain loan origination and servicing as well as other operational and administrative support. Amounts reported in the preceeding table do not include fees associated with loan originations that have been deferred and are being amortized over the life of the related loans.

At June 30, 2004 and December 31, 2003, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $208 billion and $168 billion respectively. The net credit risk exposure related to these contracts was approximately $2 billion at June 30, 2004 and December 31, 2003.

Employees of the Company participate in one or more stock compensation plans sponsored by HSBC. The Company's share of the expense of the plans for the first six months of 2004 and 2003 was $36 million and $28 million respectively. A description of these plans is included on pages 91 and 92 of the Company's 2003 Form 10-K.

On March 31, 2004, the Company purchased approximately $900 million of domestic residential mortgage loan assets at fair value from Household. In addition, approximately $1.5 billion of loans were purchased from originating lenders during the first six months of 2004 pursuant to a Household correspondent loan program.

On July 1, 2004, certain consumer credit card customer relationships were sold to Household at a premium of approximately $99 million. Receivable balances of approximately $970 million associated with these relationships were not sold as part of the transaction. Servicing for these relationships will also be transferred to Household at a future date, subject to successful transition of certain accounting systems and processes. Also effective July 1, 2004, new receivable balances generated by these relationships will be purchased from Household on a daily basis.

The Company is in the process of transferring its Panamanian operations to another HSBC Group entity at an amount that approximates fair value. These operations accounted for approximately $1.5 billion of consolidated total assets and approximately $1.3 billion of consolidated foreign deposits at June 30, 2004. For the six months ended June 30, 2004, these operations contributed approximately $17 million of the Company's income before taxes.

It was previously reported that subject to receipt of regulatory and other approvals the Company expected to purchase approximately $18 billion of credit card receivables and approximately $9 billion of residual interests in securitized credit card receivables pools from Household during 2004. It was also reported that subsequent to the initial transfer, additional credit card receivables would be purchased from Household on a daily basis and that various methods of funding these transfers were being explored. Given recent growth and funding needs, the Company now expects to apply for regulatory approval to purchase only Household's private label credit card portfolio in 2004. Potential assignment will be considered for some of Household's MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

Subject to regulatory and other approvals, the private label receivables expected to be purchased from Household by year-end will have a principal balance of approximately $11 billion. Residual interests in securitized private label credit card receivables pools of approximately $4 billion will also be acquired. These increases in credit card receivables will have significant impact on net interest income and the provision and allowance for credit losses in future periods. However, the impact on future period results cannot currently be estimated due to the uncertainty as to the timing of the purchases. Additional information on the financial impact of the proposed transfer will be reported as the regulatory and other approval processes progress and the amounts become quantifiable.

10. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                              2004          2003
--------------------------------------------------------------------------------
                                                                (in millions)
Interest bearing deposits with banks ...............        $  382        $  140
Interest bearing deposits with nonbanks ............           798           500
Trading assets .....................................           432           647
Securities available for sale ......................         5,679         4,171
Securities held to maturity ........................           728           956
Loans ..............................................         1,553           360
                                                            ------        ------
Total ..............................................        $9,572        $6,774
                                                            ======        ======

11. Pensions and Other Postretirement Benefits
--------------------------------------------------------------------------------

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

The following tables present the components of net periodic benefit cost.

----------------------------------------------------------------------------------------------------
                                               Pension Benefits        Other Postretirement Benefits
                                              -----------------        -----------------------------
                                              2004         2003                     2004        2003
----------------------------------------------------------------------------------------------------
                                                                    (in millions)
Three months ended June 30
Net periodic benefit cost
  Service cost .......................        $  9         $  8                     $  1        $  1
  Interest cost ......................          20           16                        1           1
  Expected return on plan assets .....         (28)         (22)                      --          --
  Prior service cost amortization ....          --(1)        --(1)                    --          --
  Actuarial loss .....................           6            8                       --          --
  Transition amount amortization .....          --           --                        1           1
                                              ----         ----                     ----        ----
  Net periodic benefit cost ..........        $  7         $ 10                     $  3        $  3
                                              ====         ====                     ====        ====

Six months ended June 30
Net periodic benefit cost
  Service cost .......................        $ 16         $ 15                     $  1        $  1
  Interest cost ......................          34           32                        4           3
  Expected return on plan assets .....         (48)         (44)                      --          --
  Prior service cost amortization ....           1            1                       --          --
  Actuarial loss .....................          13           16                       --          --
  Transition amount amortization .....          --           --                        2           1
                                              ----         ----                     ----        ----
  Net periodic benefit cost ..........        $ 16         $ 20                     $  7        $  5
                                              ====         ====                     ====        ====

(1)   Less than $500 thousand.

The Company expects to make no contribution for pension benefits and contribute approximately $9 million for other postretirement benefits during fiscal year 2004.

12. New Accounting Pronouncements
--------------------------------------------------------------------------------

In December 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132 (revised)). SFAS 132 (revised) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 (revised) revises certain disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The annual disclosure requirements for SFAS 132 (revised) were adopted in the 2003 Form 10-K and the interim period disclosure requirements were adopted in the Form 10-Q beginning with the quarter ended March 31, 2004.

In January 2004, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 was issued in response to a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees and was signed into law in December 2003. FSP 106-1 allowed plan sponsors the option of accounting for the effects of this new law in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the new law. The Company elected to defer the accounting for the effects of the new law. In May 2004, the FASB issued FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superceded FSP 106-1. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. For companies that elected deferral under FSP 106-1, and for which enactment is deemed to be a "significant event", FSP 106-2 provides two methods of transition
- retroactive application or prospective application from the date of adoption. If the effects of the new law are deemed not to be a "significant event", the effect can be incorporated into the next measurement date following the effective date. Adoption of FSP 106-2 is not expected to have a material impact on the accumulated postretirement benefit obligation and the net periodic benefit cost.

In March 2004, the FASB reached a consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of the impairment guidance contained in EITF 03-1 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2003, the FASB issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R). The Company has adopted all of the provisions of FIN 46R. All required disclosures are included in the MD&A section of this Form 10-Q or in the Company's 2003 10-K under "Special Purpose and Variable Interest Entities".

In March 2004, the SEC released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105) which provides guidance regarding commitments related to loans to be held for sale, and accounted for as derivative instruments. The guidance indicates that, for commitments issued after March 31, 2004, expected future cash flows from servicing may not be considered in valuing the derivatives and may only be recorded upon sale of the related loans. The Company previously recorded those cash flows as assets and income upon the issuance of the commitment. Implementation of the guidance for commitments issued subsequent to March 31, 2004 is not expected to have material impact on total mortgage banking revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)

                                                                             Three Months Ended June 30,
                                                     -------------------------------------------------------------------------
                                                                   2004                                   2003
                                                     ---------------------------------      ----------------------------------
                                                       Balance       Interest    Rate*        Balance       Interest     Rate*
------------------------------------------------------------------------------------------------------------------------------
                                                                                    in millions
Assets
Interest bearing deposits with banks ...........     $   2,467      $       7     1.22%     $   1,870      $       7      1.50%
Federal funds sold and securities
    purchased under resale agreements ..........         3,682             11     1.17          4,626             15      1.33
Trading assets .................................        14,550             38     1.04         11,723             34      1.17
Securities .....................................        17,584            220     5.02         18,618            217      4.67
Loans
  Domestic
    Commercial .................................        15,493            159     4.12         16,733            201      4.80
    Consumer
         Residential mortgages .................        34,425            413     4.80         20,662            293      5.67
         Other consumer ........................         3,367             69     8.30          2,980             61      8.29
                                                     ---------      ---------     ----      ---------      ---------      ----
      Total domestic ...........................        53,285            641     4.84         40,375            555      5.51
  International ................................         3,608             27     3.06          3,167             31      3.86
                                                     ---------      ---------     ----      ---------      ---------      ----
      Total loans ..............................        56,893            668     4.73         43,542            586      5.39
                                                     ---------      ---------     ----      ---------      ---------      ----
Other ..........................................           544              4     3.26            485              7      5.59
                                                     ---------      ---------     ----      ---------      ---------      ----
Total earning assets ...........................        95,720      $     948     3.99%        80,864      $     866      4.29%
                                                     ---------      ---------     ----      ---------      ---------      ----
Allowance for credit losses ....................          (350)                                  (502)
Cash and due from banks ........................         3,204                                  2,402
Other assets ...................................         7,551                                  7,043
                                                     ---------                              ---------
Total assets ...................................     $ 106,125                              $  89,807
                                                     =========                              =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits ...........................     $  27,762      $      45     0.66%     $  24,462      $      51      0.83%
    Other time deposits ........................        14,846             64     1.72         10,291             56      2.20
Deposits in foreign offices ....................        21,867             49     0.90         19,135             66      1.38
                                                     ---------      ---------     ----      ---------      ---------      ----
Total interest bearing deposits ................        64,475            158     0.98         53,888            173      1.29
                                                     ---------      ---------     ----      ---------      ---------      ----
Short-term borrowings ..........................         9,782             35     1.44          8,850             21      0.93
Long-term debt .................................         5,142             62     4.88          3,741             57      6.14
                                                     ---------      ---------     ----      ---------      ---------      ----
Total interest bearing liabilities .............        79,399            255     1.29%        66,479            251      1.51%
                                                     ---------      ---------     ----      ---------      ---------      ----
Net interest income / Interest rate spread .....                    $     693     2.70%                    $     615      2.78%
                                                                    ---------     ----                     ---------      ----
Noninterest bearing deposits ...................         7,636                                  6,197
Other liabilities ..............................        11,298                                  9,608
Total shareholders' equity .....................         7,792                                  7,523
                                                     ---------                              ---------
Total liabilities and shareholders' equity .....     $ 106,125                              $  89,807
                                                     =========                              =========

*     Rates are calculated on unrounded numbers

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)

                                                                              Six Months Ended June 30,
                                                     -------------------------------------------------------------------------
                                                                   2004                                   2003
                                                     ---------------------------------      ----------------------------------
                                                       Balance       Interest    Rate*        Balance       Interest     Rate*
------------------------------------------------------------------------------------------------------------------------------
                                                                                    in millions
Assets
Interest bearing deposits with banks ...........     $   2,022      $      14     1.36%     $   1,545      $      13      1.66%
Federal funds sold and securities
    purchased under resale agreements ..........         3,842             22     1.16          4,496             30      1.36
Trading assets .................................        15,129             71     0.94         12,727             74      1.17
Securities .....................................        17,873            439     4.94         18,909            463      4.94
Loans
  Domestic
    Commercial .................................        15,277            323     4.26         16,449            409      5.02
    Consumer
         Residential mortgages .................        30,991            764     4.93         20,783            599      5.76
         Other consumer ........................         3,313            138     8.36          2,978            125      8.51
                                                     ---------      ---------     ----      ---------      ---------      ----
      Total domestic ...........................        49,581          1,225     4.97         40,210          1,133      5.68
  International ................................         3,742             57     3.06          3,162             63      4.00
                                                     ---------      ---------     ----      ---------      ---------      ----
      Total loans ..............................        53,323          1,282     4.84         43,372          1,196      5.56
                                                     ---------      ---------     ----      ---------      ---------      ----
Other ..........................................           517              8     3.28            480             14      5.72
                                                     ---------      ---------     ----      ---------      ---------      ----
Total earning assets ...........................        92,706      $   1,836     4.01%        81,529      $   1,790      4.45%
                                                     ---------      ---------     ----      ---------      ---------      ----
Allowance for credit losses ....................          (371)                                  (502)
Cash and due from banks ........................         3,150                                  2,352
Other assets ...................................         7,396                                  6,998
                                                     ---------                              ---------
Total assets ...................................     $ 102,881                              $  90,377
                                                     =========                              =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits ...........................     $  27,199      $      90     0.67%     $  23,810      $     100      0.85%
    Other time deposits ........................        13,271            116     1.76         11,004            121      2.22
Deposits in foreign offices ....................        21,656            111     1.03         19,124            140      1.47
                                                     ---------      ---------     ----      ---------      ---------      ----
Total interest bearing deposits ................        62,126            317     1.03         53,938            361      1.35
                                                     ---------      ---------     ----      ---------      ---------      ----
Short-term borrowings ..........................         9,161             53     1.16          9,745             58      1.21
Long-term debt .................................         4,547            113     5.01          3,708            106      5.75
                                                     ---------      ---------     ----      ---------      ---------      ----
Total interest bearing liabilities .............        75,834            483     1.28%        67,391            525      1.57%
                                                     ---------      ---------     ----      ---------      ---------      ----
Net interest income / Interest rate spread .....                    $   1,353     2.73%                    $   1,265      2.88%
                                                                    ---------     ----                     ---------      ----
Noninterest bearing deposits ...................         7,413                                  6,074
Other liabilities ..............................        11,924                                  9,486
Total shareholders' equity .....................         7,710                                  7,426
                                                     ---------                              ---------
Total liabilities and shareholders' equity .....     $ 102,881                              $  90,377
                                                     =========                              =========

*     Rates are calculated on unrounded numbers

Forward-Looking Statements
--------------------------------------------------------------------------------

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's results may differ materially from those noted in the forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements are made. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties and are based on current views and assumptions. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements. Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges; significant changes in accounting, tax or regulatory requirements; consumer behavior; marketplace perceptions of the Company's reputation and competition in the geographic and business areas in which the Company conducts its operations. For a list of important factors that may affect the Company's actual results, see Forward-Looking Statements in Part I, Item 7 of the Company's 2003 Form 10-K.

Executive Overview
--------------------------------------------------------------------------------

Net income increased $58 million in the second quarter of 2004, as compared with the second quarter of 2003. Significantly improved net interest income, a decreased provision for credit losses, and a reduction in income tax expense were partially offset by decreased other revenues and increased operating expenses.

For the six months ended June 30, 2004, net income increased $123 million from the same 2003 period. Increased net interest income and a decreased provision for credit losses were partially offset by decreased other revenues, increased operating expenses, and increased income tax expense.

Balance sheet growth during the second quarter and first six months of 2004 was highlighted by significant growth in residential mortgage loans. Asset growth was primarily funded by low cost interest bearing deposits, short-term borrowings, and long-term debt.

Net interest income increased $80 million in the second quarter of 2004, and increased $90 million in the first half of 2004, as compared with the same 2003 periods. Increased residential mortgage loans and other loan balances were primarily funded by lower cost funding sources. Net interest spreads were negatively impacted, however, by a continued trend toward lower interest rates.

The provision for credit losses decreased $25 million during the second quarter of 2004 and $106 million during the first half of 2004, as compared with the same 2003 periods, reflecting the continuing trend of improved credit quality within the commercial lending portfolios.

Other revenues decreased $61 million in the second quarter of 2004 and decreased $37 million in the first half of 2004, as compared with the same 2003 periods. Modest increases in fee-based income were more than offset by decreases in mortgage banking revenue, trading related revenues, securities gains and other income amounts.

Income tax expense decreased $42 million in the second quarter of 2004, and increased $5 million during the first six months of 2004, as compared with the same 2003 periods. In June 2004, approximately $51 million of income tax liability related to the anticipated completion of an outstanding audit was released. Excluding the impact of this adjustment, income tax expense for the second quarter and the first six months of 2004 increased as a direct result of increased taxable income, which is taxed at the full corporate rate.

The following table presents a five quarter summary of selected financial information.

-----------------------------------------------------------------------------------------------------------------------------------
                                                      June 30         March 31       December 31     September 30           June 30
Three months ended                                       2004             2004              2003             2003              2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Income statement data:
  Net interest income ...........................   $     689        $     655         $     627        $     629         $     609
  Provision for credit losses ...................           6              (25)               27               (1)               31
  Other revenues ................................         298              334               280              205               359
  Operating expenses ............................         520              489               539              523               492
  Income tax expense ............................         130              207               125              114               172
  Net income ....................................         331              318               216              198               273

Balance sheet data (period end balances):
  Loans, net ....................................   $  61,719        $  52,075         $  48,075        $  44,473         $  42,771
  Total assets ..................................     112,791          102,502            95,562           92,718            92,990
  Total deposits ................................      74,534           67,994            63,955           62,098            60,381
  Long-term debt ................................       6,135            4,871             3,814            3,740             3,773
  Total common shareholder's equity .............       7,315            7,339             6,962            7,236             7,166
  Total shareholders' equity ....................       7,815            7,839             7,462            7,736             7,666
  Total tangible common shareholder's equity ....       4,673            4,341             4,022            4,196             4,000

Financial performance:
  Net yield on average earning assets ...........        2.91%            2.96%             2.95%            3.09%             3.05%
  Net yield on average total assets .............        2.63             2.66              2.65             2.74              2.75

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

----------------------------------------------------------------------------------------------------------
                                                                       Three Months          Six Months
                                                                      Ended June 30         Ended June 30
                                                                    ----------------      ----------------
                                                                     2004       2003       2004       2003
----------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Net income - U.S. GAAP basis ..................................     $ 331      $ 273      $ 650      $ 527
Deferred loan origination fees and costs ......................       (13)        --        (17)        --
Derivative financial instruments ..............................       (14)        --         (6)        --
Deferred taxation .............................................        (4)         3         14         18
Depreciation ..................................................         4          4          8          8
Software amortization .........................................        --         (1)         5         (1)
Other .........................................................        --         (1)        --         (1)
                                                                    -----      -----      -----      -----
Earnings excluding goodwill amortization - U.K. GAAP basis ....       304        278        654        551
Goodwill amortization .........................................       (35)       (40)       (71)       (81)
                                                                    -----      -----      -----      -----
Net income - U.K. GAAP basis ..................................     $ 269      $ 238      $ 583      $ 470
                                                                    =====      =====      =====      =====

Differences between U.S. and U.K. GAAP are as follows:

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

U.S. GAAP

- In accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109), deferred tax liabilities and assets are recognized for all temporary differences. A valuation allowance is raised against any deferred tax asset where it is more likely than not that the asset, or a part thereof, will not be realized (SFAS 109 `Accounting for Income Taxes').

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

Other

-     Includes various immaterial items.

Results of Operations
--------------------------------------------------------------------------------

Net Interest Income

In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 17-18 of this Form 10-Q.

All increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

      Interest Income - Commercial Lending

Interest income earned from commercial loans decreased $42 million (21%) in the second quarter of 2004, and decreased $86 million (21%) in the first six months of 2004. Average commercial loan balances decreased approximately $1 billion during both reporting periods, principally due to decisions made to exit or restructure certain business lines, including equipment finance, commercial finance and domestic receivables factoring businesses.

Operating and financial performance continue to stabilize and improve for large corporate clients, leading to a generally improving credit profile within most industry sectors. Demand for ongoing credit support for these customers during the first half of 2004 was comparable to the same 2003 period. This stability is expected to continue for the remainder of 2004.

The Company will continue efforts to improve its commercial loan mix as well as grow certain commercial banking businesses. Additional resources are being allocated to commercial middle market, real estate and small business lending, particularly in the New York City, California and Florida markets. Overall commercial loan growth will be limited, however, due to the 2003 sale of the U.S. factoring business, and planned run-off of equipment financing and commercial finance portfolios.

The supply of credit in the overall commercial lending market is increasing. The increased credit supply is partially offset, however, by marginal credit supply restrictions stemming from ongoing bank industry consolidation. The overall increase in credit supply is placing downward competitive pressure on pricing and fees. This trend may continue throughout the balance of the year, absent a material change in economic conditions.

      Interest Income - Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $120 million (41%) in the second quarter of 2004, and increased $165 million (28%) in the first six months of 2004. Average residential mortgage loans increased $14 billion (67%) in the second quarter of 2004, and increased $10 billion (49%) in the first six months of 2004.

On December 31, 2003, approximately $2.8 billion of domestic residential mortgage loan assets were purchased from Household at fair value. On March 31, 2004, approximately $900 million of additional mortgages were purchased from Household. During 2004, approximately $1.5 billion of residential mortgages have been purchased from originating lenders pursuant to a Household correspondent loan program. Originations of other residential mortgage loans during the first half of 2004 continued to be strong, due to competitive pricing, expanded sales force, development of a correspondent network, and increased marketing efforts.

The increased loan balances, and their positive effect on earnings, were partially offset by continued decreases in the average yield on residential mortgages during the second quarter and first half of 2004, as consumers continued to take advantage of lower coupon adjustable rate products. Competitive pricing in a contracting national mortgage originations market contributed to a general trend toward declining mortgage rates in 2004, as compared with 2003. The lower level of refinancings in 2004, and a reduction in loans originated for sale, resulted in lower interest income on mortgages held for sale.

Residential mortgage growth is expected to continue at a more moderate level through the remainder of 2004 by expanding product offerings, including, jumbo (mortgages greater than Government Sponsored Enterprise limits), other prime (adjustable rate mortgages not sold to Government Sponsored Enterprises) and limited documentation products. Loan originations from the relationship with Household are also expected to provide some level of growth.

      Interest Income - Other Consumer Lending

Interest earned from various other consumer lending programs increased $8 million (13%) in the second quarter of 2004, and $13 million (10%) in the first six months of 2004. These increases resulted directly from increases in average loan balances, especially in automobile and other installment lending programs. Moderate expansion of these programs is expected to continue for the remainder of 2004, driven mainly by increased consumer loan originations arising from the relationship with Household.

On July 1, 2004, certain consumer credit card customer relationships were sold to Household at a premium of approximately $99 million. Receivable balances of approximately $970 million associated with these relationships were not sold as part of the transaction. Servicing for these relationships will also be transferred to Household at a future date, subject to successful transition of certain accounting systems and processes. Also effective July 1, 2004, new receivable balances generated by these relationships will be purchased at fair value from Household on a daily basis.

It was previously reported that subject to receipt of regulatory and other approvals the Company expected to purchase approximately $18 billion of credit card receivables and approximately $9 billion of residual interests in securitized credit card receivables pools from Household during 2004. It was also reported that subsequent to the initial transfer, additional credit card receivables would be purchased from Household on a daily basis and that various methods of funding these transfers were being explored. Given recent growth and funding needs, the Company now expects to apply for regulatory approval to purchase only Household's private label credit card portfolio in 2004. Potential assignment will be considered for some of Household's MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

Subject to regulatory and other approvals, the private label receivables expected to be purchased from Household by year-end will have a principal balance of approximately $11 billion. Residual interests in securitized private label credit card receivables pools of approximately $4 billion will also be acquired. These increases in credit card receivables will have significant impact on net interest income and the provision and allowance for credit losses in future periods. However, the impact on future period results cannot currently be estimated due to the uncertainty as to the timing of the purchases. Additional information on the financial impact of the proposed transfer will be reported as the regulatory and other approval processes progress and the amounts become quantifiable.

      Interest Expense - Deposits in Domestic Offices

Interest expense on domestic interest bearing deposits for the second quarter of 2004 was relatively consistent with the prior year. For the first six months of 2004, interest expense decreased $15 million (7%). General increases in average deposit balances were offset by decreases in average interest rates paid during 2004.

Total average domestic interest bearing deposits increased $8 billion (23%) in the second quarter of 2004, and increased $6 billion (16%) in the first six months of 2004. General increases were noted for commercial and personal interest bearing deposit balances. Increased marketing efforts have also resulted in increases in noninterest bearing demand deposit balances.

Interest rates paid on deposits have generally decreased in the second quarter and the first half of 2004. The low interest rate environment, combined with continued uncertainty of the equity markets, continues to cause many personal and commercial customers to show preference for highly liquid but low yielding demand and savings deposits as opposed to longer term time deposits and mutual funds. This accounts for the significant increase in deposit balances, and also effectively continues to reduce the overall rate paid on liabilities.

Balance sheet growth will continue to be partially funded by deposit growth for the remainder of 2004, as marketing of deposit products will continue.

      Interest Expense - Deposits in Foreign Offices

Interest expense on foreign deposits decreased $17 million (26%) in the second quarter of 2004 and $29 million (21%) in the first half of 2004. Increases in average balances were more than offset by significant decreases in rates paid on these deposits.

      Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $5 million in the second quarter of 2004 and $7 million in the first six months of 2004, due mainly to new debt issued in 2004. Long-term debt will be used as a primary funding source for balance sheet growth for the remainder of 2004. For further details regarding long-term debt, refer to Note 7 of the financial statements on page 12 of this Form 10-Q.

Other Revenues

The following tables present the components of other revenues for the three months and six months ended June 30, 2004 and 2003.

--------------------------------------------------------------------------------------
                                                                   Increase (Decrease)
Three months ended June 30                    2004        2003      Amount          %
--------------------------------------------------------------------------------------
                                                           (in millions)
Trust income ..........................     $   24      $   24      $   --         --
Service charges .......................         53          52           1        1.9
Other fees and commissions:
  Letter of credit fees ...............         18          17           1        5.9
  Credit card fees ....................         23          20           3       15.0
  Investment product fees .............         16          21          (5)     (23.8)
  Wealth and tax advisory services ....         13          12           1        8.3
  Other fee-based income ..............         52          46           6       13.0
                                            ------      ------      ------     ------
  Total other fees and commissions ....        122         116           6        5.2
                                            ------      ------      ------     ------
Other income:
  Insurance ...........................         21          17           4       23.5
  Other ...............................         14          19          (5)     (26.3)
  Interest on tax settlement ..........         --          21         (21)    (100.0)
                                            ------      ------      ------     ------
  Total other income ..................         35          57         (22)     (38.6)
                                            ------      ------      ------     ------

Mortgage banking revenue (expense) ....        (17)        (14)         (3)     (21.4)
Trading revenues ......................         78          91         (13)     (14.3)
Securities gains, net .................          3          33         (30)     (90.9)
                                            ------      ------      ------     ------
Total other revenues ..................     $  298      $  359      $  (61)     (17.0)
                                            ======      ======      ======     ======

--------------------------------------------------------------------------------------
                                                                   Increase (Decrease)
Six months ended June 30                      2004        2003      Amount          %
--------------------------------------------------------------------------------------
                                                           (in millions)
Trust income ..........................     $   48      $   46      $    2        4.3
Service charges .......................        104         103           1        1.0
Other fees and commissions:
  Letter of credit fees ...............         35          34           1        2.9
  Credit card fees ....................         41          39           2        5.1
  Investment product fees .............         36          40          (4)     (10.0)
  Wealth and tax advisory services ....         24          23           1        4.3
  Other fee-based income ..............         95          88           7        8.0
                                            ------      ------      ------     ------
  Total other fees and commissions ....        231         224           7        3.1
                                            ------      ------      ------     ------
Other income:
  Insurance ...........................         31          33          (2)      (6.1)
  Other ...............................         51          38          13       34.2
  Interest on tax settlement ..........         --          21         (21)    (100.0)
                                            ------      ------      ------     ------
  Total other income ..................         82          92         (10)     (10.9)
                                            ------      ------      ------     ------

Mortgage banking revenue (expense) ....        (41)         (6)        (35)    (583.3)
Trading revenues ......................        167         161           6        3.7
Securities gains, net .................         41          49          (8)     (16.3)
                                            ------      ------      ------     ------
Total other revenues ..................     $  632      $  669      $  (37)      (5.5)
                                            ======      ======      ======     ======

      Trust Income and Service Charges

The modest growth noted for the first six months of 2004 is expected to continue through the remainder of the year.

      Other Fees and Commissions

Investment product fees decreased in the second quarter of 2004, due to the June 1, 2004 transfer at fair value of a brokerage subsidiary to a related HSBC entity. As a result of the transfer, income recorded as investment product fees prior to June 1 is now recorded as other fee-based income (see below). Refer to
Note 9 to the financial statements in Part I of this Form 10-Q for further discussion.

Increases in other fee-based income in the quarter and six months ended June 30, 2004 are primarily due to increased fees from related HSBC entities.

Ongoing efforts to maximize the "cross-sell" potential of the existing customer base and of the relationship with Household will continue to be a key business development theme for the remainder of 2004. Slow to moderate growth in fees and commissions income is expected to continue from these efforts.

      Other Income

Other income for the second quarter and six months ended 2003 included $21 million of interest on an income tax refund. Excluding this non-recurring item from 2003, other income for the second quarter 2004 remained relatively constant in comparison with the prior year. Other income for the first six months of 2004, excluding the non-recurring item noted above, increased from last year due to significantly higher than usual earnings on a foreign investment recorded during the first quarter of 2004.

In July 2004, certain consumer credit card relationships were sold to Household at a premium of approximately $99 million, which will be recorded as other income in the consolidated statement of income for the third quarter of 2004.

      Mortgage Banking Revenue

The following tables present the components of mortgage banking revenue for the three months and six months ended June 30, 2004 and 2003. The tables include net interest income earned on assets and liabilities of the mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component is included in net interest income in the consolidated statement of income.

----------------------------------------------------------------------------------------------------------------
                                                                                             Increase (Decrease)
                                                                                           ---------------------
Three months ended June 30                                           2004       2003       Amount         %
----------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Net interest income ..........................................      $ 157       $ 110       $  47        42.7
                                                                    -----       -----       -----      ------

Servicing related income (expense):
  Servicing fee income .......................................         18          17           1         5.9
  MSRs amortization ..........................................        (38)        (48)         10        20.8
  MSRs temporary impairment (provision) recovery .............         75         (46)        121       263.0
  Trading - Derivative instruments used to offset changes in
    value of MSRs ............................................        (61)         20         (81)     (405.0)
  Gains on sales of available for sale securities ............         --           5          (5)     (100.0)
  Other ......................................................         (1)         --          (1)         --
                                                                    -----       -----       -----      ------
     Total net servicing related expense .....................         (7)        (52)         45        86.5
                                                                    -----       -----       -----      ------

Originations and sales related income (expense):
  (Losses) gains on sales of mortgages .......................         (8)         59         (67)     (113.6)
  Trading - Forward loan sale commitments ....................          6         (12)         18       150.0
          - Interest rate lock commitments ...................         (9)        (11)          2        18.2
  Fair value hedge activity (1) ..............................         (2)         (1)         (1)     (100.0)
                                                                    -----       -----       -----      ------
     Total net originations and sales related income (expense)        (13)         35         (48)     (137.1)
                                                                    -----       -----       -----      ------

Other mortgage income ........................................          3           3          --          --
                                                                    -----       -----       -----      ------

Total mortgage banking revenue (expense)
 included in other revenues ..................................        (17)        (14)         (3)      (21.4)
                                                                    -----       -----       -----      ------

Total mortgage banking related revenue .......................      $ 140       $  96       $  44        45.8
                                                                    =====       =====       =====      ======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

--------------------------------------------------------------------------------------------------------------
                                                                                           Increase (Decrease)
                                                                                          --------------------
Six months ended June 30                                            2004        2003       Amount         %
--------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net interest income ..........................................      $ 306       $ 216       $  90        41.7
                                                                    -----       -----       -----      ------

Servicing related income (expense):
  Servicing fee income .......................................         40          35           5        14.3
  MSRs amortization ..........................................        (64)        (85)         21        24.7
  MSRs temporary impairment (provision) recovery .............         13         (58)         71       122.4
  Trading - Derivative instruments used to offset changes in
    value of MSRs ............................................        (25)         14         (39)     (278.6)
  Gains on sales of available for sale securities ............          8          16          (8)      (50.0)
  Other ......................................................         (3)         --          (3)         --
                                                                    -----       -----       -----      ------
     Total net servicing related expense .....................        (31)        (78)         47        60.3
                                                                    -----       -----       -----      ------

Originations and sales related income (expense):
  (Losses) gains on sales of mortgages .......................         (7)        111        (118)     (106.3)
  Trading - Forward loan sale commitments ....................          3         (21)         24       114.3
          - Interest rate lock commitments ...................        (10)        (23)         13        56.5
  Fair value hedge activity (1) ..............................         (1)         (1)         --          --
                                                                    -----       -----       -----      ------
     Total net originations and sales related income (expense)        (15)         66         (81)     (122.7)
                                                                    -----       -----       -----      ------

Other mortgage income ........................................          5           6          (1)      (16.7)
                                                                    -----       -----       -----      ------

Total mortgage banking revenue (expense)
 included in other revenues ..................................        (41)         (6)        (35)     (583.3)
                                                                    -----       -----       -----      ------

Total mortgage banking related revenue .......................      $ 265       $ 210       $  55        26.2
                                                                    =====       =====       =====      ======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

      Overview

Increased mortgage banking related revenue for the second quarter and for the first six months of 2004 was primarily due to increased net interest income and decreased net servicing related expense, which were partially offset by decreased net originations and sales related income.

All increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

      Net Interest Income

Increased net interest income for the second quarter and for the first six months of 2004 primarily resulted from the mortgage loans acquired from Household, and from originating lenders pursuant to a Household correspondent loan program. Other volume increases were offset by lower interest rate spreads on originated mortgages as a result of increased competition in a contracting originations market, and lower income on loans held for sale due to reduced levels of loans originated for sale and a more normalized market for secondary mortgage sales. Refer to "Originations and Sales Related Income (Expense)" for further discussion of market factors. Commentary regarding residential mortgage interest income is presented on page 24 of this Form 10-Q.

      Servicing Related Income (Expense)

Decreased net servicing related expense for the second quarter and for the first six months of 2004 is a direct result of decreased MSRs amortization expense and recovery of temporary impairment reserves associated with MSRs. Normal amortization of MSRs decreased $10 million for the second quarter and decreased $21 million for the first six months 2004.

The recorded net book value of MSRs, as well as related MSRs amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments will generally increase amortization expense and decrease the net book value of MSRs. Conversely, lower levels of prepayments will generally decrease amortization expense and increase the net book value of MSRs. During 2004, prepayments of residential mortgages, mostly in the form of loan refinancings, have decreased in comparison with 2003 levels. Mortgage rates generally rose in the second quarter of 2004 from the historically low rates experienced in 2003, causing a decrease in loan refinance activity to 59% of total originations in the first half of 2004, as compared with 80% in the first half of 2003. The reduction in amortization is also partially due to lower MSRs balances in 2004, as compared with 2003.

The positive impacts on amortization and temporary impairment of MSRs for 2004 were partially offset by reductions in trading revenue associated with derivative instruments used to offset changes in the economic value of MSRs. The net servicing related expense amounts in the tables do not reflect approximately $36 million of unrealized losses, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as net interest income of $14 million on these securities.

Additional commentary regarding risk management associated with the MSRs hedging program is presented on page 47 of this Form 10-Q.

      Originations and Sales Related Income (Expense)

The overall decrease in originations and sales related income throughout the first half of 2004 reflects decreased gains on sale of mortgages due mainly to significantly lower volume of loans originated with the intention to sell. During the first six months of 2004, residential mortgages originated with the intention to sell declined 60% from the same 2003 period, as a direct result of lower mortgage refinancings. In the low interest rate environment that existed prior to 2004, customers tended to refinance with fixed rate loans, which are sold. As interest rates have risen during 2004, and refinancing activity has decreased, origination of fixed rate loans originated for sale also has decreased.

General market conditions and industry factors have affected the ability of lenders to recognize the same level of gains in 2004 when compared to 2003. During 2003, the market demand for residential mortgages far outweighed the supply of such mortgages originated by lenders, which drove up pricing and associated gains recorded on the sales. During 2004, due to rising interest rates and lower mortgage refinancings, the demand has weakened relative to supply, which in turn has driven down pricing and net gains associated with each sales transaction. Secondary market gains on sales now reflect a more normalized environment when compared with the unusually high levels of 2003.

The adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Applications of Accounting Principles to Loan Commitments (SAB
105), effective April 1, 2004, also decreased originations and sales related income by approximately $18 million in the second quarter of 2004. This income is expected to be realized in future reporting periods.

      Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following tables present trading related revenues by business for the three months and six months ended June 30, 2004 and 2003. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other operating income, but is included in net interest income. Trading revenues related to the mortgage banking business are included in mortgage banking revenue. See analysis of mortgage banking revenue for details.

---------------------------------------------------------------------------------------------------------------
                                                                                        Increase (Decrease)
                                                                                     --------------------------
Three months ended June 30                               2004          2003           Amount             %
---------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Trading revenues .............................           $ 78           $ 91           $(13)            (14.3)
Net interest income ..........................             20             20             --                --
                                                         ----           ----           ----             -----
Trading related revenues .....................           $ 98           $111           $(13)            (11.7)
                                                         ====           ====           ====             =====

Business:
  Derivatives and treasury ...................           $ 57           $ 66           $ (9)            (13.6)
  Foreign exchange ...........................             29             17             12              70.6
  Precious metals ............................             11             21            (10)            (47.6)
  Other trading ..............................              1              7             (6)            (85.7)
                                                         ----           ----           ----             -----
Trading related revenues .....................           $ 98           $111           $(13)            (11.7)
                                                         ====           ====           ====             =====

---------------------------------------------------------------------------------------------------------------
                                                                                        Increase (Decrease)
                                                                                     --------------------------
Six months ended June 30                                 2004          2003           Amount             %
---------------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Trading revenues .............................           $167           $161           $  6               3.7
Net interest income ..........................             37             46             (9)            (19.6)
                                                         ----           ----           ----             -----
Trading related revenues .....................           $204           $207           $ (3)             (1.4)
                                                         ====           ====           ====             =====

Business:
  Derivatives and treasury ...................           $101           $116           $(15)            (12.9)
  Foreign exchange ...........................             63             39             24              61.5
  Precious metals ............................             28             39            (11)            (28.2)
  Other trading ..............................             12             13             (1)             (7.7)
                                                         ----           ----           ----             -----
Trading related revenues .....................           $204           $207           $ (3)             (1.4)
                                                         ====           ====           ====             =====

All increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

      Derivatives and Treasury

Derivatives trading related income increased $10 million in the second quarter and increased $14 million in the first six months of 2004. Increased trading related income from equity and credit derivatives, which was driven by higher levels of customer activity, was partially offset by decreased income from interest rate derivatives.

Treasury trading related income decreased $19 million in the second quarter and decreased $29 million in the first six months of 2004, driven by decreased gains on sales of securities and decreased net interest income on the trading securities portfolio.

      Foreign Exchange

Increased foreign exchange trading related revenue is primarily due to improved economic conditions in 2004, as compared with 2003 when trading activity was impacted by the SARS scare and the war in Iraq. As a result, the foreign exchange and banknotes businesses experienced increased customer activity and improved proprietary results.

      Precious Metals

The second quarter and six month 2004 decreases in precious metals trading related revenue are due to decreased customer activity, and adverse movements in prices for certain metals in which the Company transacts for proprietary purposes.

      Security Gains, Net

The following tables present realized security gains and losses included in the income statement for the three months and six months ended June 30, 2004 and 2003.

-------------------------------------------------------------------------------------------------------------------------------
                                                           2004                                           2003
                                         -----------------------------------------     ---------------------------------------
                                            Gross          Gross               Net        Gross        Gross               Net
                                         Realized       Realized          Realized     Realized     Realized          Realized
                                            Gains       (Losses)    Gains (Losses)        Gains     (Losses)     Gains (Losses)
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Three months ended June 30
Net security gains included in:
  Mortgage banking revenue
   (expense) ........................        $ --           $ --               $--         $  5        $ --                $ 5
  Security gains, net ...............           3             --                 3           38          (5)                33
                                             ----           ----               ---         ----        ----                ---
                                             $  3           $ --               $ 3         $ 43        $ (5)               $38
                                             ====           ====               ===         ====        ====                ===

Six months ended June 30
Net security gains included in:
  Mortgage banking revenue
   (expense) ........................        $  8           $ --               $ 8         $ 16        $ --                $16
  Security gains, net ...............          47             (6)               41           55          (6)                49
                                             ----           ----               ---         ----        ----                ---
                                             $ 55           $ (6)              $49         $ 71        $ (6)               $65
                                             ====           ====               ===         ====        ====                ===

Net realized gains on sales of securities decreased $46 million in the second quarter and decreased $27 million in the first six months of 2004. Rising interest rates and other market factors significantly decreased sales activity during 2004.

The Company is in the process of selling its investment in NYCE Corporation, which is expected to result in a gain of approximately $45 million in the third quarter of 2004.

     Operating Expenses

The following table presents the components of operating expenses. For presentation purposes, amounts paid to HSBC group entities have been excluded from functional expense categories in the table, and are presented as "HSBC group charges".

-------------------------------------------------------------------------------------------------------------------
                                                                                              Increase (Decrease)
                                                                                           ------------------------
Three months ended June 30                                   2004           2003            Amount            %
-------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Salaries and employee benefits ...................         $   242         $   279         $   (37)         (13.3)
Occupancy expense, net ...........................              42              39               3            7.7
Other expenses:
  Equipment and software .........................              29              35              (6)         (17.1)
  Marketing ......................................               9              10              (1)         (10.0)
  Outside services ...............................              27              26               1            3.8
  Professional fees ..............................              12              15              (3)         (20.0)
  Telecommunications .............................               5               9              (4)         (44.4)
  Postage, printing and office supplies ..........               6               7              (1)         (14.3)
  Insurance business .............................               8               9              (1)         (11.1)
  HSBC group charges .............................             106              33              73          221.2
  Other ..........................................              34              30               4           13.3
                                                           -------         -------         -------          -----
  Total other expenses ...........................             236             174              62           35.6
                                                           -------         -------         -------          -----
Total operating expenses .........................         $   520         $   492         $    28            5.7
                                                           =======         =======         =======          =====
Personnel - average number .......................          11,776          13,421          (1,645)         (12.3)

-------------------------------------------------------------------------------------------------------------------
                                                                                              Increase (Decrease)
                                                                                           ------------------------
Six months ended June 30                                     2004           2003            Amount            %
-------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Salaries and employee benefits ...................         $   494         $   560         $   (66)         (11.8)
Occupancy expense, net ...........................              82              79               3            3.8
Other expenses:
  Equipment and software .........................              57              68             (11)         (16.2)
  Marketing ......................................              21              20               1            5.0
  Outside services ...............................              51              51              --             --
  Professional fees ..............................              20              23              (3)         (13.0)
  Telecommunications .............................               8              19             (11)         (57.9)
  Postage, printing and office supplies ..........              12              15              (3)         (20.0)
  Insurance business .............................              12              16              (4)         (25.0)
  HSBC group charges .............................             192              61             131          214.8
  Other ..........................................              60              66              (6)          (9.1)
                                                           -------         -------         -------          -----
  Total other expenses ...........................             433             339              94           27.7
                                                           -------         -------         -------          -----
Total operating expenses .........................         $ 1,009         $   978         $    31            3.2
                                                           =======         =======         =======          =====
Personnel - average number .......................          11,897          13,537          (1,640)         (12.1)

All increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

      Overview

Total operating expenses increased $28 million (6%) in the second quarter and increased $31 million (3%) in the first six months of 2004. Increases in various HSBC charges were offset by a decrease in salaries and employee benefits, and by general decreases in several other expense categories.

HSBC group charges include amounts paid to various HSBC group entities for information technology, loan origination and servicing, administrative and other operational support. During 2003 and into 2004, HSBC instituted certain organizational changes that resulted in employees and other aspects of operations being transferred to other HSBC entities in North America. These other HSBC group entities in turn charge us for services in accordance with service level agreements. These organizational changes have impacted the amounts recorded in various functional expense categories included in operating expenses on the consolidated statement of income. As a result, direct expenses recorded in "salaries and employee benefits" and "occupancy expense, net" on the consolidated statement of income for 2003 are now recorded in "other expenses" for 2004. In the preceding table, the increase in HSBC group charges, as well as the decreases for salaries and employee benefits, equipment and software, and telecommunications expenses, primarily resulted from these organizational changes. Additional details regarding HSBC group charges are included in Note 9 of the consolidated financial statements included in Part I of this Form 10-Q.

During the remainder of 2004, we will continue to work towards keeping the operating expense base relatively flat while supporting new business initiatives and systems conversions/upgrades. Ongoing business initiatives for 2004 include:

-     supporting planned mortgage banking expansion and portfolio growth

- hiring relationship managers and staff and opening new offices to support commercial middle market, small business and commercial real estate expansion

-     growing the emerging markets derivatives business

-     supporting planned expansion of our corporate investment banking business

-     opening new retail branches in selected growth markets

Increased costs for independent audit fees and costs for implementing a Sarbanes-Oxley Section 404 compliance environment have been recorded in the first six months of 2004 and are expected to continue through year end.

Continued benefit is also expected from expense reduction initiatives, begun in 2003, including Household related synergies and global resourcing. The Company will also benefit from expense saves related to business exits, such as the sale of equipment finance, commercial finance and the domestic receivables factoring businesses in 2003.

      Salaries and Employee Benefits

The decrease in salaries and employee benefits in the second quarter and in the first six months of 2004 was primarily due to the transfer of employees to other HSBC group entities, as previously described. Additional decreases in salaries have resulted from ongoing efforts to integrate and centralize operations of various departments with those of Household, and the sale of various business units in 2003. As a result of the organizational changes and other efforts, the average number of employed personnel has decreased during 2004.

      HSBC Group Charges

Fees are charged by various related HSBC group entities for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. As noted above, a significant number of employees were transferred to these entities during 2004. Fees charged by these entities in accordance with various service level agreements either began on January 1, 2004, or have increased during the year due to expansion of the services they provide.

Business Segments
--------------------------------------------------------------------------------

Business segments are managed consistently with the line of business groupings used by HSBC. The segments are based upon customer groupings and products and services offered. These segments are described on page 30 of the 2003 Form 10-K. Prior period disclosures previously reported for 2003 have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

The following tables summarize the results for each segment for the three months and six months ended June 30, 2004 and 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Corporate,
                                                    Personal                  Investment
                                                   Financial    Commercial   Banking and        Private
                                                    Services       Banking       Markets        Banking         Other          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Three months ended June 30
2004
  Net interest income (1) ...................       $   357       $   144       $    159        $    31        $  (2)       $    689
  Other revenues ............................            74            45            121             53            5             298
                                                    -------       -------       --------        -------        -----        --------
  Total revenues ............................           431           189            280             84            3             987
  Operating expenses (2) ....................           241            91            129             59           --             520
                                                    -------       -------       --------        -------        -----        --------
  Working contribution ......................           190            98            151             25            3             467
  Provision for credit losses (3) ...........            25             7            (27)             1           --               6
                                                    -------       -------       --------        -------        -----        --------
  Income before income tax expense ..........       $   165       $    91       $    178        $    24        $   3        $    461
                                                    =======       =======       ========        =======        =====        ========

  Average assets ............................       $42,882       $13,660       $ 45,474        $ 3,813        $ 296        $106,125
  Average liabilities/equity (4) ............        33,295        14,626         49,027          9,177           --         106,125
  Goodwill at June 30, 2004 (5) .............         1,209           495            631            428           --           2,763
                                                    -------       -------       --------        -------        -----        --------

2003
  Net interest income (1) ...................       $   302       $   146       $    134        $    30        $  (3)       $    609
  Other revenues ............................            84            41            178             51            5             359
                                                    -------       -------       --------        -------        -----        --------
  Total revenues ............................           386           187            312             81            2             968
  Operating expenses (2) ....................           229           101            102             60           --             492
                                                    -------       -------       --------        -------        -----        --------
  Working contribution ......................           157            86            210             21            2             476
  Provision for credit losses (3) ...........            12             8             12             (1)          --              31
                                                    -------       -------       --------        -------        -----        --------
  Income before income tax expense ..........       $   145       $    78       $    198        $    22        $   2        $    445
                                                    =======       =======       ========        =======        =====        ========

  Average assets ............................       $27,713       $14,002       $ 44,937        $ 2,872        $ 283        $ 89,807
  Average liabilities/equity (4) ............        31,050        13,197         37,487          8,073           --          89,807
  Goodwill at June 30, 2003 (5) .............         1,223           534            631            428           --           2,816
                                                    -------       -------       --------        -------        -----        --------

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

(5) The reduction in goodwill from June 30, 2003 to June 30, 2004 includes goodwill associated with the sale of the domestic factoring business on December 31, 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Corporate,
                                                    Personal                   Investment
                                                   Financial    Commercial    Banking and       Private
                                                    Services       Banking        Markets       Banking        Other          Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Six months ended June 30
2004
  Net interest income (1) .....................      $   701      $    289       $    297       $    62       $  (5)      $   1,344
  Other revenues ..............................          139            84            284           113          12             632
                                                     -------      --------       --------       -------       -----       ---------
  Total revenues ..............................          840           373            581           175           7           1,976
  Operating expenses (2) ......................          476           174            239           120          --           1,009
                                                     -------      --------       --------       -------       -----       ---------
  Working contribution ........................          364           199            342            55           7             967
  Provision for credit losses (3) .............           46            (3)           (60)           (2)         --             (19)
                                                     -------      --------       --------       -------       -----       ---------
  Income before income tax expense ............      $   318      $    202       $    402       $    57       $   7       $     986
                                                     =======      ========       ========       =======       =====       =========

  Average assets ..............................      $39,419      $ 13,363       $ 46,088       $ 3,714       $ 297       $ 102,881
  Average liabilities/equity (4) ..............       32,552        14,106         47,054         9,169          --         102,881
                                                     -------      --------       --------       -------       -----       ---------

2003
  Net interest income (1) .....................      $   597      $    300       $    305       $    60       $  (8)      $   1,254
  Other revenues ..............................          177            79            303            97          13             669
                                                     -------      --------       --------       -------       -----       ---------
  Total revenues ..............................          774           379            608           157           5           1,923
  Operating expenses (2) ......................          465           191            203           119          --             978
                                                     -------      --------       --------       -------       -----       ---------
  Working contribution ........................          309           188            405            38           5             945
  Provision for credit losses (3) .............           32            37             17             1          --              87
                                                     -------      --------       --------       -------       -----       ---------
  Income before income tax expense ............      $   277      $    151       $    388       $    37       $   5       $     858
                                                     =======      ========       ========       =======       =====       =========

  Average assets ..............................      $27,895      $ 14,131       $ 45,233       $ 2,835       $ 283       $  90,377
  Average liabilities/equity (4) ..............       30,744        13,162         38,389         8,082          --          90,377
                                                     -------      --------       --------       -------       -----       ---------

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

All increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

      Personal Financial Services

Income before income tax expense increased $20 million (14%) in the second quarter and $41 million (15%) in the first six months of 2004, due primarily to increased interest income, which was partially offset by reduced other revenues, increased operating expenses, and increased provision for credit losses.

Net interest income increased $55 million in the second quarter and $104 million in the first six months of 2004, primarily due to increased residential mortgage balances. On-balance sheet residential mortgage balances have grown significantly during the six months ended June 30, 2004. An analysis of net interest income from residential mortgages is presented on page 24 of this Form 10-Q.

Operating expenses increased $12 million (5%) in the second quarter and $11 million (2%) in the first six months of 2004, primarily due to increased salary costs associated with the expansion of the residential mortgage business. The loan origination and servicing workforces have been increased during 2004 to accommodate business growth. Increased technology related costs also have contributed to overall expense increases. Commentary regarding operating expenses is presented on pages 33-34 of this Form 10-Q.

The provision for credit losses increased $13 million (108%) in the second quarter and $14 million (44%) in the first six months of 2004, primarily due to increases in the allowance and provision for credit losses associated with the growing residential mortgage portfolio. An analysis of credit quality associated with various lending portfolios is presented on pages 38-39 of this Form 10-Q.

The decrease in other revenues is primarily due to reduced non-interest mortgage banking revenue. An analysis of mortgage banking revenue is presented on pages 28-30 of this Form 10-Q.

      Commercial Banking

Income before income tax expense increased $13 million (17%) in the second quarter and $51 million (34%) in the first six months of 2004. Reduced operating expenses, decreased provision for credit losses, and increased other revenues were partially offset by decreased net interest income.

Net interest income decreased $2 million in the second quarter and decreased $11 million in the first six months of 2004. During 2003, certain equipment finance, commercial finance and U.S. factoring businesses and customer relationships were sold. Those transactions resulted in reductions in net interest income of approximately $16 million for the second quarter and $32 million for the first six months of 2004. Excluding the effect of these transactions, net interest income increased $14 million in the second quarter and $21 million in the first six months of 2004, due to more favorable spreads associated with commercial loans and related deposit balances.

Operating expenses decreased $10 million (10%) in the second quarter and $17 million (9%) in the first six months of 2004. Excluding the impact of the sale transactions noted above, operating expenses remained relatively constant for the second quarter and for the first six months of 2004.

The decrease in the provision for credit losses is due to general improvement in commercial credit quality, as evidenced by general decreases in problem loan balances and in the allowance for credit losses.

      Corporate, Investment Banking and Markets

Income before income tax expense increased $14 million (4%) in the first six months of 2004, despite decreasing $20 million (10%) in the second quarter. A significant decrease in the provision for credit losses in 2004 was offset by increased operating expenses for the year, and by reduced total revenues in the second quarter of 2004.

Total revenues decreased $32 million in the second quarter and $27 million in the first six months of 2004, due to reduced total trading related revenues and net securities gains. Commentary regarding trading related revenues is presented on pages 31-32 of this Form 10-Q. Commentary regarding net securities gains is presented on page 32 of this Form 10-Q.

Operating expenses increased $27 million (26%) in the second quarter and increased $36 million (18%) in the first six months of 2004. Increased technology related costs, increased incentive compensation expenses and increased fees charged by related HSBC group entities for brokerage and underwriting services were primarily responsible for increased overall expenses.

The provision for credit losses decreased $39 million in the second quarter and decreased $77 million in the first six months of 2004 reflecting continuation of the general improvement in credit quality in 2004.

      Private Banking

Income before income tax expense increased $2 million (9%) in the second quarter, and increased $20 million (54%) in the first six months of 2004. Increased equity investment revenue and increased gains on sale of securities during the first quarter of 2004 were the primary drivers of the year to date increases.

Credit Quality
--------------------------------------------------------------------------------

The following table provides a summary of credit quality statistics for the past five quarters.

-----------------------------------------------------------------------------------------------------------------------------------
                                                              June 30,      March 31,   December 31,    September 30,      June 30,
                                                                 2004            2004           2003             2003          2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Nonaccruing loans
  Balance at end of period:
    Commercial .......................................         $  185          $  231         $  235           $  222        $  259
    Consumer .........................................             99              87             93               96            91
    International ....................................             15              11             38               30            44
                                                               ------          ------         ------           ------        ------
     Total ...........................................         $  299          $  329         $  366           $  348        $  394
                                                               ======          ======         ======           ======        ======

  As a percent of loans:
     Commercial ......................................           1.11%           1.44%          1.49%            1.29%         1.47%
     Consumer ........................................            .24             .26            .32              .40           .40
     International ...................................            .44             .31           1.11              .82          1.52
     Total ...........................................            .48             .63            .76              .77           .91

Criticized assets
  Balance at end of period:
     Special mention .................................         $  673          $  707         $  618           $  637        $  807
     Substandard .....................................            532             632            682              676           699
     Doubtful ........................................             66              87            128              129           146
                                                               ------          ------         ------           ------        ------
     Total ...........................................         $1,271          $1,426         $1,428           $1,442        $1,652
                                                               ======          ======         ======           ======        ======

Impaired loans
     Balance at end of period ........................         $  281          $  314         $  267           $  240        $  309
     Amount with impairment reserve ..................            263             296            179              161           193
     Impairment reserve ..............................             38              61             86               91           120

      Overview

Unless otherwise noted all increases and decreases referred to below for the second quarter and the first six months of 2004 represent comparisons with the same 2003 periods.

The allowance for credit losses decreased $10 million (3%) from March 31, 2004, $52 million (13%) from December 31, 2003, and $129 million (27%) from June 30, 2003 to June 30, 2004. Reductions in the allowance attributable to domestic commercial loans and loans recorded in foreign offices were partially offset by moderate increases in the allowance attributed to domestic consumer loans.

Changes in the allowance for credit losses are summarized in Note 4 of the consolidated financial statements on page 10 of this Form 10-Q.

The provision for credit losses decreased $25 million (81%) in the second quarter of 2004, and $107 million (122%) in the first six months of 2004. Reduced provision associated with domestic commercial loan portfolios and loans in foreign offices were partially offset by increased provision associated with domestic consumer loan portfolios.

      Commercial Credit Quality

Overall reductions in the allowance for credit losses and the provision for credit losses during the second quarter of 2004 are a direct result of continued improvement in the overall credit quality associated with commercial loan portfolios, as evidenced by decreases in total nonaccruing loan balances, the percentage of nonaccruing loans to total loans, and criticized assets balances. These improvements resulted partially from the strategy to exit various commercial lending relationships, which have not provided acceptable levels of profitability to offset associated credit risk, and partially from continued improvement in economic conditions, which have resulted in pay downs on problem loans and upgrades of criticized assets. The improving economic environment also presented opportunities to sell certain criticized assets during 2004 at favorable prices to third parties resulting in the release of certain loan loss reserves and recoveries of previously recorded charge offs.

Although there are numerous economic and geopolitical factors that can impact credit quality, it is anticipated that the recent trend of improved credit quality will continue throughout the remainder of 2004. Key economic indicators, consumer confidence, and corporate performance, as well as governmental and private sector spending priorities and political events will continue to be closely monitored.

      Consumer Credit Quality

Second quarter and six month 2004 increases in the allowance for credit losses and in the provision for credit losses were primarily attributable to increasing consumer loan balances, particularly residential mortgages. Although nonaccruing consumer loans have increased during 2004, the percentage of nonaccruing loans to total consumer loans has decreased.

On December 31, 2003 $2.8 billion of residential mortgage loan assets were purchased at fair value from Household. On March 31, 2004, approximately $900 million of additional residential mortgage loan assets at fair value were also purchased from Household. The purchase of these loans effectively increased the allowance for credit losses by approximately $5 million as of June 30, 2004. Through June 30, 2004, these loans have not had a significant impact on credit quality.

Continued utilization of Household services for origination of residential mortgage loans is planned for the remainder of 2004. The credit quality of all such loans will be closely monitored. In addition, further organic growth in the mortgage lending business is planned, which would effectively increase the reserve for credit losses.

It was previously reported that subject to receipt of regulatory and other approvals the Company expected to purchase approximately $18 billion of credit card receivables and approximately $9 billion of residual interests in securitized credit card receivables pools from Household during 2004. It was also reported that subsequent to the initial transfer, additional credit card receivables would be purchased from Household on a daily basis and that various methods of funding these transfers were being explored. Given recent growth and funding needs, the Company now expects to apply for regulatory approval to purchase only Household's private label credit card portfolio in 2004. Potential assignment will be considered for some of Household's MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

Subject to regulatory and other approvals, the private label receivables expected to be purchased from Household by year-end will have a principal balance of approximately $11 billion. Residual interests in securitized private label credit card receivables pools of approximately $4 billion will also be acquired. These increases in credit card receivables will have significant impact on net interest income and the provision and allowance for credit losses in future periods. However, the impact on future period results cannot currently be estimated due to the uncertainty as to the timing of the purchases. Additional information on the financial impact of the proposed transfer will be reported as the regulatory and other approval processes progress and the amounts become quantifiable.

      International Credit Quality

During the first six months of 2004, the allowance for credit losses, the provision for credit losses, and total nonaccruing loans associated with foreign operations have all decreased. The transfer of certain foreign operations to affiliated companies, combined with payments received from customers on certain foreign nonaccruing loans, contributed to the overall decreases.

Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

The Company is party to various derivative financial instruments as an end user, as an international dealer in derivative instruments, and for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. Additional information regarding the use of various derivative instruments is included on pages 98 and 99 of the 2003 Form 10-K.

      Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                           2004             2003
--------------------------------------------------------------------------------
                                                           (in millions)
Interest rate:
  Futures and forwards .......................       $  116,484       $  107,646
  Swaps ......................................          824,817          625,670
  Options written ............................          146,943          161,824
  Options purchased ..........................          141,942          197,081
                                                     ----------       ----------
                                                      1,230,186        1,092,221
                                                     ----------       ----------
Foreign exchange:
  Swaps, futures and forwards ................          217,978          147,741
  Options written ............................           41,176           16,583
  Options purchased ..........................           41,798           16,769
  Spot .......................................           25,468           14,320
                                                     ----------       ----------
                                                        326,420          195,413
                                                     ----------       ----------
Commodities, equities and precious metals:
  Swaps, futures and forwards ................           36,585           33,897
  Options written ............................            8,297            7,048
  Options purchased ..........................            8,210            7,081
  Credit derivatives .........................           68,590           31,302
                                                     ----------       ----------
                                                        121,682           79,328
                                                     ----------       ----------
Total ........................................       $1,678,288       $1,366,962
                                                     ==========       ==========

      Credit and Market Risk Associated with Derivative Contracts

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties including other members of the HSBC Group. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

The following table presents credit risk exposure and net fair value associated with derivative contracts. Credit risk exposure and derivative contract fair values are calculated in a manner consistent with regulatory guidelines. Total fair value of derivative receivables reflects revaluation gains from the "marking to market" of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. The net fair value of all derivative contracts represents the total fair value above, less the net liability balance representing revaluation losses from the "marking to market" of derivative contracts held for trading purposes.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30,        December 31,
                                                                                                       2004                2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in millions)
Credit risk exposure associated with derivative contracts:
  Total fair value of derivative receivables .................................................      $ 7,442             $ 7,653
  Collateral held against exposure ...........................................................       (2,120)             (2,580)
                                                                                                    -------             -------
Net credit risk exposure .....................................................................      $ 5,322             $ 5,073
                                                                                                    =======             =======

Net fair value of all derivative contracts ...................................................      $  (432)            $  (566)
                                                                                                    =======             =======

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

The following table provides information at June 30, 2004 related to the off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 44-45 of the 2003 Form 10-K.

-------------------------------------------------------------------------------------------------------------------------------
                                                                            One       Over One         Over
                                                                           Year        Through         Five
June 30, 2004                                                           or Less     Five Years        Years            Total
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Standby letters of credit, net of  participations .............          $3,245        $ 1,654       $   92          $ 4,991(1)
Loan sales with recourse ......................................              --              2           10               12(2)
Credit derivative contracts ...................................           1,356         31,389        5,829           38,574(3)
Securities lending indemnifications ...........................           3,206             --           --            3,206
                                                                         ------        -------       ------          -------
Total .........................................................          $7,807        $33,045       $5,931          $46,783
                                                                         ======        =======       ======          =======

(1)   Includes $311 million issued for the benefit of related parties.

(2)   $9 million of this amount is indemnified by third parties.

(3)   Includes $5,173 million issued for the benefit of related parties.

      Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the "stand ready obligation to perform" under these guarantees, amounting to $13 million and $12 million at June 30, 2004 and December 31, 2003 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $21 million and $25 million at June 30, 2004 and December 31, 2003 respectively.

      Credit Derivative Contracts

The Company enters into credit derivative contracts both for its own benefit and to satisfy the needs of our customers. Credit derivatives are arrangements that provide for one party (the "beneficiary") to transfer the credit risk of a "reference asset" to another party (the "guarantor"). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

Virtually all of the market risk assumed in selling credit guarantees through credit derivative contracts is offset with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table above is the maximum amount that the Company could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

      Securities Lending Indemnifications

The Company may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers are indemnified against the risk of loss, and collateral is obtained from the borrower with a market value exceeding the value of the loaned securities. At June 30, 2004, the fair value of that collateral was approximately $3,264 million.

Special Purpose and Variable Interest Entities
--------------------------------------------------------------------------------

The provisions of Financial Accounting Standards Board issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R) were adopted as of March 31, 2004. At June 30, 2004, none of the Variable Interest Entities
(VIEs) that the Company is involved with are required to be consolidated under FIN 46R.

The following table provides information for unconsolidated VIEs at June 30, 2004. Descriptions of these VIE relationships are included in pages 45-47 of the 2003 Form 10-K.

-----------------------------------------------------------------------------------------------------------------
                                                                                                         Maximum
                                                                                          Total         Exposure
                                                                                         Assets          to Loss
-----------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Asset-backed commercial paper conduit ...............................                   $ 2,595           $3,266
Securitization vehicles .............................................                       970              541
Investment funds ....................................................                     8,217              151
Capital funding vehicles ............................................                     1,093               32
Low income housing tax credits ......................................                     1,123               73
                                                                                        -------           ------
Total ...............................................................                   $13,998           $4,063
                                                                                        =======           ======

Capital
--------------------------------------------------------------------------------

The following table presents the capital ratios of the Company and the Bank calculated in accordance with banking regulations. To be categorized as "well-capitalized" under the Federal Reserve Board and Federal Deposit Insurance Corporation guidelines, a banking institution must have the minimum ratios reflected in the table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

-----------------------------------------------------------------------------------------------------------------
                                                           "Well-Capitalized"         June 30,       December 31,
                                                                     Minimum             2004               2003
-----------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
   Company ..................................................          10.00%            12.07%            12.42%
   Bank.. ...................................................          10.00             11.90             11.82
Tier 1 capital (to risk weighted assets)
   Company ..................................................           6.00              7.83              8.53
   Bank .....................................................           6.00              8.38              8.99
Tier 1 capital (to average assets)
   Company ..................................................           3.00              5.83              5.87
   Bank .....................................................           5.00              6.27              6.22
Tangible common equity (to risk weighted assets)
   Company ..................................................                             6.08              6.39
   Bank .....................................................                             8.43              9.07

Although still well above "well-capitalized" minimums, capital ratios have generally declined during 2004, due to increased consumer loan balances and increased off-balance sheet commitments. In light of the balance sheet growth that has already taken place, and in preparation for continued growth expected for 2004 and future periods, management is considering various options for raising capital and improving the capital ratios.

Risk Management
--------------------------------------------------------------------------------

      Liquidity Management

The approach to address liquidity risk and to meet funding requirements is summarized on pages 51-53 of the 2003 Form 10-K. During the second quarter of 2004, there were no significant changes in the approach towards liquidity management.

In July 2004, Moody's Investors Service (Moody's) raised the long-term deposits rating for the Bank from Aa3 to Aa2. Moody's also placed the Company on review for a possible upgrade from its current short-term debt rating of A1. The long-term and short-term debt ratings from the other major credit rating agencies for the Company and the Bank are unchanged from December 31, 2003.

As a component of its overall funding strategy, the Company and the Bank periodically issue debt instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. See Note 7 to the financial statements on page 12 of this Form 10-Q for an analysis of 2004 long-term debt activity.

In June 2004, the Bank completed a $10 billion Global Bank Note Program for the issuance of subordinated and senior global notes. Through June 30, 2004, approximately $589 million of debt has been issued from this program. In July, an additional $1 billion was issued under this program. Also in July, the Global Bank Note Program was expanded to $20 billion to allow for further opportunity to access the market for longer term funding of anticipated balance sheet growth.

It was previously reported that subject to receipt of regulatory and other approvals the Company expected to purchase approximately $18 billion of credit card receivables and approximately $9 billion of residual interests in securitized credit card receivables pools from Household during 2004. It was also reported that subsequent to the initial transfer, additional credit card receivables would be purchased from Household on a daily basis and that various methods of funding these transfers were being explored. Given recent growth and funding needs, the Company now expects to apply for regulatory approval to purchase only Household's private label credit card portfolio in 2004. Potential assignment will be considered for some of Household's MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

Subject to regulatory and other approvals, the private label receivables expected to be purchased from Household by year-end will have a principal balance of approximately $11 billion. Residual interests in securitized private label credit card receivables pools of approximately $4 billion will also be acquired. These increases in credit card receivables will have significant impact on net interest income and the provision and allowance for credit losses in future periods. However, the impact on future period results cannot currently be estimated due to the uncertainty as to the timing of the purchases. Additional information on the financial impact of the proposed transfer will be reported as the regulatory and other approval processes progress and the amounts become quantifiable.

      Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of the Company's assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 53-56 of the 2003 Form 10-K. During the first six months of 2004, there were no significant changes in policies or approach for managing interest rate risk.

Static "gap" measurement of interest rate risk is not used as a primary management tool. In the course of managing interest rate risk, Present Value of a Basis Point (PVBP) analysis is utilized in conjunction with a combination of other risk assessment techniques, including capital at risk, dynamic simulation modeling, capital risk and Value at Risk (VAR) analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

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

The following table reflects PVBP position at June 30, 2004.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2004 Values
------------------------------------------------------------------------------------------------------------------------
                                                                                                         (in millions)
Institutional PVBP movement limit ....................................................................    +/-      $5.0
PVBP position at period end ..........................................................................              (.7)

     Capital at Risk

The Company also monitors capital at risk, which is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease.

The following table reflects our capital at risk position at June 30, 2004.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2004 Values
------------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit .........................................................   +/-       10.0%
Projected change in value resulting from a gradual 200 basis point increase in interest rates ........             (9.9)
Projected change in value resulting from a gradual 100 basis point decrease in interest rates ........             (2.3)

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

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           June 30, 2004 Values
                                                                                                       ---------------------------
                                                                                                        Amount                %
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in millions)
Projected change in net interest income (reflects projected rate movements on July 1, 2004):
  Institutional base earnings movement limit .......................................................                   +/-   10
  Change resulting from a gradual 200 basis point increase in the yield curve ......................    $(30)                (1)
  Change resulting from a gradual 200 basis point decrease in the yield curve ......................     281                 10

Other significant scenarios monitored (reflects projected rate movements on July 1, 2004):
  Change resulting from an immediate 100 basis point increase in the yield curve ...................     (26)
  Change resulting from an immediate 100 basis point decrease in the yield curve ...................      74
  Change resulting from an immediate 200 basis point increase in the yield curve ...................    (138)
  Change resulting from an immediate 200 basis point decrease in the yield curve ...................    (134)
  Change resulting from an immediate 100 basis point decrease in long term
  rates, and a decrease  of 50-75 basis points in short term rates .................................      24
  Change resulting from an immediate 100 basis point increase in short term rates ..................     (87)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

      Capital Risk

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the consolidated statement of shareholders' equity. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2004, the Company had an available for sale securities portfolio of approximately $14 billion with a net negative mark to market of $269 million included in tangible common equity of $5 billion. An increase of 25 basis points in interest rates of all maturities would further lower the mark to market by approximately $93 million to a net loss of $362 million with the following results on the tangible capital ratios.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Proforma - Reflecting
                                                                                                                 25 Basis Points
June 30, 2004                                                                                    Actual        Increase in Rates
----------------------------------------------------------------------------------------------------------------------------------
Tangible common equity to tangible assets .............................................            4.25%                    4.20%
Tangible common equity to risk weighted assets ........................................            6.08                     6.00

      Value at Risk

VAR analysis is also used to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. VAR looks at a two year historical observation period and shows, based upon that, the potential loss from unfavorable market conditions during a "given period" with a certain confidence level (99%). A one-day "given period" or "holding period" is used for setting limits and measuring results. Thus, at a 99% confidence level for 500 business days (about two calendar years), the fifth worst loss performance in the last 500 business days is set as the limit. For purposes of determining economic capital, a six month "given period" is used, a conservative time to allow for adjustments of our interest rate risk profile.

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

      Trading Activities

Trading portfolios reside primarily in the Treasury and mortgage banking areas and include foreign exchange, derivatives, precious metals (gold, silver, platinum), commodities, equities, money market instruments including "repos" and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

      Trading Activities - Treasury

      Value at Risk

Value at Risk (VAR) analysis is relied upon as a basis for quantifying and managing risks associated with the Treasury trading portfolios. The VAR methodology employed is summarized on pages 56-57 of the 2003 Form 10-K.

The following table summarizes trading VAR for 2004, assuming a 99% confidence level for 500 business days and a 10 day "holding period".

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended June 30, 2004
                                                                June 30,        ------------------------------------   December 31,
                                                                    2004         Minimum        Maximum      Average           2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
Total trading .............................................         $ 30             $18            $47          $30            $23
Commodities ...............................................            4               1             11            4             --
Credit derivatives ........................................            3               1              6            2              4
Equities ..................................................           --              --              1           --              1
Foreign exchange ..........................................            5               2             23            8             11
Interest rate .............................................           23              15             28           22             16

     Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities during 2004. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but excludes the related net interest income. Analysis of the second quarter of 2004 gain (loss) data shows that the largest daily gain was $7 million and the largest daily loss was $2 million. Analysis of the first six months of 2004 gain (loss) data shows that the largest daily gain was $12 million and the largest daily loss was $9 million.

------------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
  Ranges of daily Treasury trading revenue
   earned from market risk-related activities
                                                                    Below     $(2) to       $0 to       $2 to       $4 to     Over
  (in millions)                                                     $ (2)         $ 0         $ 2         $ 4         $ 6       $6
  Number of trading days market risk-related
   revenue was within the stated range ....................            1           19          24          12           5        1

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
  Ranges of daily Treasury trading revenue
   earned from market risk-related activities
                                                                    Below         $(2) to     $0 to       $2 to       $4 to     Over
  (in millions)                                                      $(2)              $0        $2          $4          $6       $6
  Number of trading days market risk-related
   revenue was within the stated range .....................           2               30        43          29          13        7

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

Interest rate risk is mitigated through an active hedging program that uses available for sale (AFS) securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques.

A review of the Company's MSRs hedging program was conducted in light of the unprecedented market conditions of 2003. This was to ensure that a program is in place to support anticipated business growth while at the same time limiting volatility in the mortgage banking results. Existing risk limits were tightened and additional risk limits were established for hedging of economic losses.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the value of MSRs, as reflected in the following table.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2004 Values
                                                                                              --------------------------
                                                                                              Amount                  %
------------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2004):
  Value of hedged MSRs portfolio .........................................................     $436
  Change resulting from an immediate 50 bp decrease in the yield curve:
         Change limit ....................................................................                    <-      4
         Calculated change in net market value ...........................................       (5)           -      1
  Change resulting from an immediate 50 bp increase in the yield curve:
         Change limit ....................................................................                    <-      2
         Calculated change in net market value ...........................................        9            +      2
  Change resulting from a gradual 100 bp increase in the yield curve:
         Change limit ....................................................................                    <-      3
         Calculated change in net market value ...........................................       17            +      4

      Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

      Hedge Volatility

During 2004, there was volatility in the trading positions in derivative instruments used to protect the economic value of the MSRs portfolio. The following tables summarize the frequency distribution of weekly market risk-related revenues during 2004 associated with mortgage trading positions.

--------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004
--------------------------------------------------------------------------------------------------------------------------
  Ranges of mortgage trading revenue earned
   from market risk-related activities
                                                         Below         $(5) to         $0 to         $5 to           Over
  (in millions)                                           $(5)              $0            $5           $10            $10
  Number of trading weeks market risk-related
   revenue was within the stated range ...............      6                3             5            --             --

--------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2004
--------------------------------------------------------------------------------------------------------------------------
  Ranges of mortgage trading revenue earned
   from market risk-related activities
                                                         Below         $(5) to         $0 to         $5 to           Over
  (in millions)                                           $(5)              $0            $5           $10            $10
  Number of trading weeks market risk-related
   revenue was within the stated range ...............      8                7             8             3              2

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

Since 1993, the CEO and CFO have reported on the Bank's internal controls over financial reporting pursuant to Federal Deposit Insurance Corporation Improvement Act (FDICIA) regulations. The Company's independent registered public accounting firm has annually attested, without qualification, to the reports. Thus management is well acquainted with the process underlying the attestation to financial reporting controls. The current review process is built on the annual review at the Bank in accordance with FDICIA as well as various other internal control processes and procedures, which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of the Company.

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

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of June 30, 2004 and that those controls and procedures support the disclosures in this document. During the six months ended June 30, 2004, there were no material changes in the Company's internal controls over financial reporting.

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

               31.1  Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               A current report on Form 8-K was filed June 28, 2004 announcing approval by the Office of the Comptroller of the Currency for HSBC USA Inc. to consolidate its banking operations under a single national charter.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HSBC USA Inc.
                                          -------------
                                          (Registrant)


Date: August 2, 2004                      /s/ Joseph R. Simpson
                                          --------------------------------------
                                          Joseph R. Simpson
                                          Senior Vice President & Controller
                                          (On behalf of Registrant and
                                          as Chief Accounting Officer)