Form 10-Q
period 2004-09-30
HSBC USA INC /MD/
filed 2004-11-15
CIK 83246

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

            For the quarterly period ended September 30, 2004

      or

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

                  Yes |_|                       No |X|

At October 31, 2004, all voting stock (705 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA Inc.
                                    Form 10-Q

TABLE OF CONTENTS

Part I    FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
Item 1.   Consolidated Financial Statements
               Statement of Income                                             3
               Balance Sheet                                                   4
               Statement of Changes in Shareholders' Equity                    5
               Statement of Cash Flows                                         6
               Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations (MD&A)
               Average Balances and Interest Rates                            18
               Forward-Looking Statements                                     20
               Executive Overview                                             20
               Basis of Reporting                                             22
               Results of Operations                                          26
               Business Segments                                              38
               Credit Quality                                                 42
               Derivative Instruments and Hedging Activities                  44
               Off-Balance Sheet Arrangements                                 45
               Special Purpose and Variable Interest Entities                 46
               Capital                                                        46
               Risk Management                                                47

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          53

Item 4.   Controls and Procedures                                             53

Part II   OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.   Legal Proceedings                                                   54

Item 5.   Other Information                                                   54

Item 6.   Exhibits and Reports on Form 8-K                                    54

Signature                                                                     55

Part I. Financial Information
Item 1. Consolidated Financial Statements


                                                                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                                                              Three months ended September 30,   Nine months ended September 30,
                                                                         2004             2003             2004             2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            in millions
Interest income:
    Loans ................................................           $    779         $    573         $  2,060         $  1,769
    Securities ...........................................                220              217              651              669
    Trading assets .......................................                 43               30              114              104
    Short-term investments ...............................                 27               18               63               61
    Other ................................................                  5                4               13               18
                                                                     --------         --------         --------         --------
Total interest income ....................................              1,074              842            2,901            2,621
                                                                     --------         --------         --------         --------
Interest expense:
    Deposits .............................................                226              150              544              511
    Short-term borrowings ................................                 59               13              112               72
    Long-term debt .......................................                 91               50              204              155
                                                                     --------         --------         --------         --------
Total interest expense ...................................                376              213              860              738
                                                                     --------         --------         --------         --------
Net interest income ......................................                698              629            2,041            1,883
Provision for credit losses ..............................                 27               (1)               7               86
                                                                     --------         --------         --------         --------
Net interest income after provision for credit losses ....                671              630            2,034            1,797
                                                                     --------         --------         --------         --------
Other revenues:
    Trust income .........................................                 23               24               71               70
    Service charges ......................................                 54               54              158              157
    Other fees and commissions ...........................                110              110              341              334
    Other income .........................................                200               37              283              129
    Residential mortgage banking revenue (expense) .......                (64)             (74)            (105)             (80)
    Trading revenues .....................................                 21               52              188              212
    Security gains, net ..................................                 18                2               59               51
                                                                     --------         --------         --------         --------
Total other revenues .....................................                362              205              995              873
                                                                     --------         --------         --------         --------
Operating expenses:
    Salaries and employee benefits .......................                216              290              707              846
    Occupancy expense, net ...............................                 38               40              110              115
    Other expenses .......................................                226              193              672              539
                                                                     --------         --------         --------         --------
Total operating expenses .................................                480              523            1,489            1,500
                                                                     --------         --------         --------         --------
Income before income tax expense .........................                553              312            1,540            1,170
Income tax expense .......................................                214              114              551              445
                                                                     --------         --------         --------         --------
Net income ...............................................           $    339         $    198         $    989         $    725
                                                                     ========         ========         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                            HSBC USA Inc.
---------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                           September 30,     December 31,
                                                                                    2004             2003
---------------------------------------------------------------------------------------------------------
                                                                                      in millions
Assets
Cash and due from banks ................................................      $    3,457       $    2,534
Interest bearing deposits with banks ...................................           2,172              843
Federal funds sold and securities purchased under resale agreements ....           6,192            2,446
Trading assets .........................................................          15,436           14,646
Securities available for sale ..........................................          14,656           14,143
Securities held to maturity (fair value $4,044 and $4,648) .............           3,898            4,512
Loans ..................................................................          67,040           48,474
Less - allowance for credit losses .....................................             340              399
                                                                              ----------       ----------
      Loans, net .......................................................          66,700           48,075
Properties and equipment, net ..........................................             606              681
Intangible assets, net .................................................             381              551
Goodwill ...............................................................           2,699            2,777
Other assets ...........................................................           4,742            4,354
                                                                              ----------       ----------
Total assets ...........................................................      $  120,939       $   95,562
                                                                              ==========       ==========

Liabilities
Deposits in domestic offices:
  Noninterest bearing ..................................................      $    7,727       $    6,093
  Interest bearing .....................................................          45,093           38,995
Deposits in foreign offices:
  Noninterest bearing ..................................................             340              453
  Interest bearing .....................................................          21,643           18,414
                                                                              ----------       ----------
      Total deposits ...................................................          74,803           63,955
                                                                              ----------       ----------
Trading account liabilities ............................................          10,345           10,460
Short-term borrowings ..................................................          11,467            6,782
Interest, taxes and other liabilities ..................................           3,653            3,089
Long-term debt .........................................................          12,118            3,814
                                                                              ----------       ----------
Total liabilities ......................................................         112,386           88,100
                                                                              ----------       ----------
Shareholders' equity
Preferred stock ........................................................             500              500
Common shareholder's equity:
  Common stock ($5 par; 150,000,000 shares authorized;
                        705 shares issued) .............................              --(1)            --(1)
  Capital surplus ......................................................           6,414            6,027
  Retained earnings ....................................................           1,654              807
  Accumulated other comprehensive (loss) income ........................             (15)             128
                                                                              ----------       ----------
      Total common shareholder's equity ................................           8,053            6,962
                                                                              ----------       ----------
Total shareholders' equity .............................................           8,553            7,462
                                                                              ----------       ----------
Total liabilities and shareholders' equity .............................      $  120,939       $   95,562
                                                                              ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                                                             HSBC USA Inc.
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                                                           Nine months ended September 30,
                                                                                                      2004            2003
--------------------------------------------------------------------------------------------------------------------------
                                                                                                       in millions
Preferred stock
Balance, January 1 and September 30, .....................................................       $     500       $     500
                                                                                                 ---------       ---------

Common stock
Balance, January 1 and September 30, .....................................................              --(1)           --(1)
                                                                                                 ---------       ---------

Capital surplus
Balance, January 1, ......................................................................           6,027           6,056
Capital contribution from parent .........................................................             408              10
Reduction of capital surplus .............................................................             (21)            (44)
                                                                                                 ---------       ---------
Balance, September 30, ...................................................................           6,414           6,022
                                                                                                 ---------       ---------

Retained earnings
Balance, January 1, ......................................................................             807             578
Net income ...............................................................................             989             725
Cash dividends declared:
    Preferred stock ......................................................................             (17)            (17)
    Common stock .........................................................................            (125)           (255)
                                                                                                 ---------       ---------
Balance, September 30, ...................................................................           1,654           1,031
                                                                                                 ---------       ---------

Accumulated other comprehensive (loss) income
Balance, January 1, ......................................................................             128             262
Net change in unrealized (losses) gains on securities ....................................             (45)           (128)
Net change in unrealized (losses) gains on derivatives classified as cash flow hedges ....             (95)             25
Foreign currency translation adjustments .................................................              (3)             24
                                                                                                 ---------       ---------
Other comprehensive loss, net of tax .....................................................            (143)            (79)
                                                                                                 ---------       ---------
Balance, September 30, ...................................................................             (15)            183
                                                                                                 ---------       ---------
Total shareholders' equity, September 30, ................................................       $   8,553       $   7,736
                                                                                                 =========       =========

Comprehensive income
Net income ...............................................................................       $     989       $     725
Other comprehensive loss .................................................................            (143)            (79)
                                                                                                 ---------       ---------
Comprehensive income .....................................................................       $     846       $     646
                                                                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                                           HSBC USA Inc.
--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Nine months ended September 30,
                                                                                   2004             2003
--------------------------------------------------------------------------------------------------------
                                                                                     in millions
Cash flows from operating activities
    Net income ........................................................      $      989       $      725
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes ................             314              321
         Provision for credit losses ..................................               7               86
         Net change in other accrual accounts .........................              43              582
         Net change in loans originated for sale ......................               1             (315)
         Net change in trading assets and liabilities .................            (534)             970
         Other, net ...................................................            (366)            (268)
                                                                             ----------       ----------
              Net cash provided by operating activities ...............             454            2,101
                                                                             ----------       ----------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ................          (1,330)            (479)
    Net change in short-term investments ..............................          (3,848)          (1,794)
    Net change in securities available for sale:
         Purchases of securities available for sale ...................          (8,971)         (11,871)
         Proceeds from sales of securities available for sale .........           4,195            3,461
         Proceeds from maturities of securities available for sale ....           4,568            8,827
    Net change in securities held to maturity:
         Purchases of securities held to maturity .....................            (821)          (1,924)
         Proceeds from maturities of securities held to maturity ......           1,437            2,366
    Net change in loans:
         Net change in credit card receivables ........................             (69)             (48)
         Net change in other short-term loans .........................            (743)             (58)
         Net originations and maturities of long-term loans ...........         (15,716)          (1,319)
         Loans purchased ..............................................          (3,068)              --
         Sales of loans/other .........................................             132              243
    Expenditures for properties and equipment .........................             (18)             (26)
    Net cash provided in acquisitions, net of cash acquired ...........             196               79
    Other, net ........................................................            (735)            (323)
                                                                             ----------       ----------
              Net cash used in investing activities ...................         (24,791)          (2,866)
                                                                             ----------       ----------
Cash flows from financing activities
    Net change in deposits ............................................          12,275            2,548
    Net change in short-term borrowings ...............................           4,926           (1,286)
    Net change in long-term debt:
         Issuance of long-term debt ...................................           8,542              126
         Repayment of long-term debt ..................................            (720)             (37)
    Capital contribution from parent ..................................             400               --
    Reduction of capital surplus ......................................             (21)             (44)
    Dividends paid ....................................................            (142)            (272)
                                                                             ----------       ----------
              Net cash provided by financing activities ...............          25,260            1,035
                                                                             ----------       ----------
Net change in cash and due from banks .................................             923              270
Cash and due from banks at beginning of period ........................           2,534            2,081
                                                                             ----------       ----------
Cash and due from banks at end of period ..............................      $    3,457       $    2,351
                                                                             ==========       ==========

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is a wholly owned subsidiary of HSBC Holdings plc
(HSBC). The accompanying unaudited consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, the Company), including its principal subsidiary, HSBC Bank USA, National Association (the Bank), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are normal and recurring, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods, have been made. The unaudited interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the 2003 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2003 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 12.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Interim financial statement disclosures regarding business segments and off-balance sheet arrangements are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q.

In June 2004, the Company filed a Form 8-K with the SEC announcing approval by the Office of the Comptroller of the Currency for the Company to consolidate its banking operations under a single national charter, effective July 1, 2004. As a result, on July 1, 2004, the Bank's legal name was changed from HSBC Bank USA to HSBC Bank USA, National Association. The change to a national charter has not had a material effect on the existing operations of the Company.

2. Securities

At September 30, 2004 and December 31, 2003, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

----------------------------------------------------------------------------------------------
                                                             Gross         Gross
                                           Amortized    Unrealized    Unrealized          Fair
September 30, 2004                              Cost         Gains        Losses         Value
----------------------------------------------------------------------------------------------
                                                              (in millions)
Securities available for sale:
   U.S. Treasury .....................     $     203     $      --     $       2     $     201
   U.S. Government agency (1) ........        12,153           119           153        12,119
   Asset backed securities ...........         1,228             4             1         1,231
   Other domestic debt securities ....           210             1             6           205
   Foreign debt securities ...........           775            12             2           785
   Equity securities .................            69            50             4           115
                                           ---------     ---------     ---------     ---------
                                           $  14,638     $     186     $     168     $  14,656
                                           =========     =========     =========     =========

Securities held to maturity:
   U.S. Treasury .....................     $      46     $      --     $      --     $      46
   U.S. Government agency ............         3,089           127            23         3,193
   Obligations of U.S. states and
     political subdivisions ..........           485            38            --           523
   Other domestic debt securities ....           254             6             2           258
   Foreign debt securities ...........            24            --            --            24
                                           ---------     ---------     ---------     ---------
                                           $   3,898     $     171     $      25     $   4,044
                                           =========     =========     =========     =========

----------------------------------------------------------------------------------------------
                                                             Gross         Gross
                                           Amortized    Unrealized    Unrealized          Fair
December 31, 2003                               Cost         Gains        Losses         Value
----------------------------------------------------------------------------------------------
                                                              (in millions)
Securities available for sale:
   U.S. Government agency (1) ........     $  10,778     $     155     $     141     $  10,792
   Asset backed securities ...........         1,785             7             6         1,786
   Other domestic debt securities ....           415             1            --           416
   Foreign debt securities ...........           904            12            --           916
   Equity securities .................           187            50             4           233
                                           ---------     ---------     ---------     ---------
                                           $  14,069     $     225     $     151     $  14,143
                                           =========     =========     =========     =========

Securities held to maturity:
   U.S. Treasury .....................     $     125     $      --     $      --     $     125
   U.S. Government agency ............         3,513           123            40         3,596
   Obligations of U.S. states and
     political subdivisions ..........           572            47            --           619
   Other domestic debt securities ....           294             8             2           300
   Foreign debt securities ...........             8            --            --             8
                                           ---------     ---------     ---------     ---------
                                           $   4,512     $     178     $      42     $   4,648
                                           =========     =========     =========     =========

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

-------------------------------------------------------------------------------------------------------------------------
                                                  Less Than One Year                       Greater Than One Year
                                       ---------------------------------------   ----------------------------------------
                                           Number         Gross      Aggregate        Number         Gross      Aggregate
                                               of    Unrealized     Fair Value            of    Unrealized     Fair Value
September 30, 2004                     Securities        Losses  of Investment    Securities        Losses  of Investment
-------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Securities available for sale:
   U.S. Treasury ..................             1      $      2       $    201            --      $     --       $     --
   U.S. Government agency (1) .....           197            65          3,800           176            88          2,029
   All other securities ...........            28             9            496            32             4            180
                                         --------      --------       --------      --------      --------       --------
                                              226      $     76       $  4,497           208      $     92       $  2,209
                                         ========      ========       ========      ========      ========       ========

Securities held to maturity:
   U.S. Government agency .........            11      $      7       $    195            17      $     16       $    316
   All other securities ...........            24             2             47             4            --             10
                                         --------      --------       --------      --------      --------       --------
                                               35      $      9       $    242            21      $     16       $    326
                                         ========      ========       ========      ========      ========       ========

-------------------------------------------------------------------------------------------------------------------------
                                                  Less Than One Year                       Greater Than One Year
                                      ----------------------------------------    ---------------------------------------
                                          Number          Gross      Aggregate        Number         Gross      Aggregate
                                              of     Unrealized     Fair Value            of    Unrealized     Fair Value
December 31, 2003                     Securities         Losses  of Investment    Securities        Losses  of Investment
-------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Securities available for sale:
   U.S. Government agency (1) .....           325      $    141       $  4,753            39      $     --       $     66
   All other securities ...........           101             5            388            47             5            257
                                         --------      --------       --------      --------      --------       --------
                                              426      $    146       $  5,141            86      $      5       $    323
                                         ========      ========       ========      ========      ========       ========

Securities held to maturity:
   U.S. Government agency .........            40      $     40       $    905            --      $     --       $     --
   All other securities ...........             8             1             11             8             1              6
                                         --------      --------       --------      --------      --------       --------
                                               48      $     41       $    916             8      $      1       $      6
                                         ========      ========       ========      ========      ========       ========

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

Gross unrealized losses for the available for sale securities portfolio have increased during the nine months ended September 30, 2004 due to a general increase in interest rates. The rise in interest rates has also extended the average durations of the portfolios. The securities are high credit grade (i.e. AAA or AA), and no permanent impairment is expected to be realized.

3. Loans

The following table shows the composition of the loan portfolio.

--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                             2004           2003
--------------------------------------------------------------------------------
                                                             (in millions)
Domestic:
  Commercial:
    Construction and mortgage loans ..............      $   8,003      $   7,075
    Other business and financial .................          9,891          8,658
  Consumer:
    Residential mortgages ........................         42,900         26,294
    Credit card receivables ......................          1,127          1,112
    Other consumer loans .........................          2,086          1,905
International ....................................          3,033          3,430
                                                        ---------      ---------
                                                        $  67,040      $  48,474
                                                        =========      =========

On March 31, 2004, the Company purchased approximately $900 million of domestic residential mortgage loans at fair value from subsidiaries of Household International, Inc. (Household), a related HSBC entity. In addition, during the nine months ended September 30, 2004, approximately $2.2 billion of residential mortgage loans were purchased from originating lenders pursuant to a Household correspondent loan program. The remaining net increase in residential mortgages resulted from growth in the mortgage banking business during the first nine months of 2004.

4. Allowance for Credit Losses

The following table provides a summary of changes in the allowance for credit losses.

----------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                 Nine Months
                                                                      Ended September 30          Ended September 30
                                                                     ---------------------      ----------------------
                                                                        2004          2003          2004          2003
----------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Beginning balance .............................................      $   347       $   476       $   399       $   493
Allowance related to acquisitions and (dispositions), net .....          (12)           --           (20)           (8)
Provision charged (credited) to income ........................           27            (1)            7            86
Charge offs:
  Commercial ..................................................           17            29            31           104
  Consumer ....................................................           24            20            68            58
  International ...............................................            1             9             8            12
                                                                     -------       -------       -------       -------
Total charge offs .............................................           42            58           107           174
                                                                     -------       -------       -------       -------
Recoveries on loans charged off:
  Commercial ..................................................           16            10            48            22
  Consumer ....................................................            4             3            11             9
  International ...............................................           --             5             2             7
                                                                     -------       -------       -------       -------
Total recoveries ..............................................           20            18            61            38
                                                                     -------       -------       -------       -------
Total net charge offs .........................................           22            40            46           136
                                                                     -------       -------       -------       -------
Ending balance ................................................      $   340       $   435       $   340       $   435
                                                                     =======       =======       =======       =======

During the first nine months of 2004, the Company sold certain foreign operations to affiliated HSBC entities resulting in releases of allowance for credit losses totaling approximately $20 million.

5. Intangible Assets, Net

The following table summarizes the composition of intangible assets.

--------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,    December 31,
                                                                                                2004            2003
--------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance ....      $   337         $   503
Favorable lease arrangements, net of accumulated depreciation .........................           44              48
                                                                                             -------         -------
Intangible assets, net ................................................................      $   381         $   551
                                                                                             =======         =======

      Mortgage Servicing Rights (MSRs)

The Company recognizes the right to service mortgages as a separate and distinct asset at the time the related loans are sold, or at the time the MSRs are purchased. MSRs are amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value. The carrying value of MSRs is evaluated for impairment on an ongoing basis through internal modeling. Results of internally prepared MSR valuations are periodically compared with external independent broker valuations. Permanent impairment results in direct write-down of the gross MSRs balance. Temporary impairment is recorded through use of a valuation allowance account.

The following table summarizes activity for MSRs and the related valuation allowance.

---------------------------------------------------------------------------------------------------------
                                                               Three Months               Nine Months
                                                            Ended September 30        Ended September 30
                                                           --------------------      --------------------
                                                              2004         2003         2004         2003
---------------------------------------------------------------------------------------------------------
                                                                                (in millions)
MSRs, net of accumulated amortization:
    Beginning balance ..................................   $   437      $   459      $   526      $   395
    Additions related to loan sales ....................        14          102           49          239
    Net MSRs acquisitions (sales) ......................        --           19          (53)          46
    Permanent impairment charges .......................        (8)         (27)         (15)         (41)
    Amortization .......................................       (19)         (44)         (83)        (130)
                                                           -------      -------      -------      -------
    Ending balance .....................................       424          509          424          509
                                                           -------      -------      -------      -------

Valuation allowance for MSRs:
    Beginning balance ..................................        --          (85)         (23)         (41)
    Temporary impairment (provision) recovery ..........       (95)           7          (82)         (51)
    Permanent impairment charges .......................         8           27           15           41
    Release of allowance related to MSRs sold ..........        --           --            3           --
                                                           -------      -------      -------      -------
    Ending balance .....................................       (87)         (51)         (87)         (51)
                                                           -------      -------      -------      -------

MSRs, net of accumulated amortization and valuation
allowance ..............................................   $   337      $   458      $   337      $   458
                                                           =======      =======      =======      =======

The increase in temporary impairment in the third quarter and first nine months of 2004 resulted primarily from reductions in interest rates, supplemented by changes resulting from the Company's ongoing review of assumptions used in its MSRs valuation model.

Normal amortization for the current MSRs portfolios is expected to be approximately $101 million for the year ending December 31, 2004, declining gradually to approximately $41 million for the year ending December 31, 2008. Actual levels of amortization could increase or decrease depending upon changes in interest rates and loan prepayment activity. Actual levels of amortization are also dependent upon future levels of MSRs recorded.

      Favorable Lease Arrangements

Favorable lease arrangements resulted from various business acquisitions. Scheduled amortization of favorable lease arrangements will approximate $5 million per year for 2004 through 2008.

6. Goodwill

During 2004, the Company sold or transferred certain domestic and foreign operations to affiliated HSBC entities, resulting in reductions of goodwill of approximately $78 million.

During the second quarter of 2004, the Company completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

7. Long-Term Debt

The following table presents a summary of long-term debt.

--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2004             2003
--------------------------------------------------------------------------------
                                                            (in millions)
Senior debt ..................................        $   7,969        $     643
Subordinated debt ............................            4,128            3,149
All other ....................................               21               22
                                                      ---------        ---------
Total long-term debt .........................        $  12,118        $   3,814
                                                      =========        =========

      Senior Debt

In June 2004, the Bank issued Senior debt for the Euro equivalent of $500 million, which matures in 2044 and provides for quarterly payments of principal and interest at 3.99%.

In June 2004 the Bank finalized a $10 billion Global Bank Note Program, which provided for the issuance of subordinated and senior global notes. In September 2004 this program was replaced by a $20 billion Global Bank Note Program. The new program also replaced the Bank's $4 billion Global Medium-Term Note Program initiated in June 2000. The following senior debt offerings have been made under these programs during the first nine months of 2004.

      In June the Bank issued $550 million of Floating Rate Senior Notes due 2009. The current interest rate on these notes is 2.01% per annum, payable on December 10, 2004. The rate resets quarterly based on the three month LIBOR rate plus .14% per annum until the final interest payment date on June 10, 2009.

      In June the Bank also issued $39 million of Fixed Rate Senior Notes due 2006. Interest is paid semi-annually at an initial rate of 2.75% through the interest payment period ending on June 27, 2005 and at 4.10% per annum thereafter. The Bank may redeem these notes, in whole but not in part, on June 27, 2005.

      In July the Bank issued EUR $1 billion (USD $1,241 million) of Floating Rate Senior Notes due 2008. The initial interest rate on these notes is 2.215% per annum, payable on October 9, 2004. The rate then resets quarterly based on the three month EURIBOR plus .10% per annum until the final interest payment date on July 9, 2008.

      In September the Bank issued $2,750 million of Floating Rate Senior Notes due 2007. The initial interest rate on these notes is 1.98% per annum, payable on December 21, 2004. The rate then resets quarterly based on the three month LIBOR plus .07% per annum until the final interest payment date on September 21, 2007.

      In September the Bank also issued $1,750 million of 3.875% Senior Notes due 2009. Interest is paid semi-annually in March and September of each year, commencing on March 15, 2005 and ending with the final interest payment date on September 15, 2009.

      During the nine months ended September 30, 2004 the Bank made net medium-term note advances of $804 million, due 2004 to 2016, and bearing various fixed and variable rates of interest.

      Subordinated Debt

In March 2004 the Bank issued $1 billion of Global Subordinated Notes, which bear interest at a fixed rate of 4.625% and mature in April 2014.

8. Income Taxes

The following table presents the effective tax rate for the three months and nine months ended September 30, 2004 and 2003 respectively.

--------------------------------------------------------------------------------
                                      Three Months                Nine Months
                                   Ended September 30         Ended September 30
                                   -------------------       -------------------
                                    2004         2003         2004         2003
--------------------------------------------------------------------------------
Effective tax rate ............     38.7%        36.5%        35.8%        38.0%

In June 2004, as a result of a recently completed tax audit, approximately $51 million of income tax liability was released, reducing the effective tax rate by 3.6% for the first nine months of 2004. Excluding the impact of this adjustment, moderate increases in the effective tax rate for the three months and nine months ended September 30, 2004 were due to increased levels of taxable income, which were taxed at the full corporate rate.

9. Related Party Transactions

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

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                             2004           2003
--------------------------------------------------------------------------------
                                                            (in millions)
Assets:
  Interest bearing deposits with banks ...........      $     276      $     139
  Loans ..........................................            576            330
  Trading assets .................................          1,944          1,811
  Other ..........................................             76             34
                                                        ---------      ---------
    Total assets .................................      $   2,872      $   2,314
                                                        =========      =========

Liabilities:
  Deposits .......................................      $   9,393      $   7,512
  Trading account liabilities ....................          4,094          3,434
  Short-term borrowings ..........................            999            735
  Other ..........................................            171             79
                                                        ---------      ---------
    Total liabilities ............................      $  14,657      $  11,760
                                                        =========      =========

----------------------------------------------------------------------------------------------------------------
                                                                       Three Months              Nine Months
                                                                    Ended September 30       Ended September 30
                                                                   --------------------     --------------------
                                                                      2004         2003         2004        2003
----------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Interest income ................................................   $    --      $     4     $     4      $    14
Interest expense ...............................................        26           23          65           71
Trading (losses) revenues ......................................      (956)         278      (1,307)         374
Other fees and commissions .....................................        12            3          20            7
Other expenses:
  Fees paid to HTSU for technology services ....................        42           --         124           --
  Fees paid to Household for loan origination,
   loan servicing and other administrative support .............         8           --          19           --
  Other fees, primarily treasury and traded markets services ...        49           42         148          103

Trading losses for the quarter and nine months ended September 30, 2004, primarily represent the mark-to-market of the inter-company leg of interest rate and foreign currency derivative swap transations entered into by Household. Specifically, Household enters into these swap contracts with the Company in order to hedge its interest rate positions. The Company, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark-to-market basis, with the change in value on the inter-company leg substantially offset by the mark-to-market of related contracts entered into with third parties. These activities commenced in September of 2003 and had minimal impact on that quarter.

During 2004, HSBC has integrated certain North American operations through changes to its organization structure. The following organizational changes have resulted in changes in the classification of revenues and/or expenses in 2004, as compared with 2003.

- Technology services were centralized by the creation of a new HSBC subsidiary, HSBC Technology and Services (USA) Inc. (HTSU), effective January 1, 2004. The Company's technology services employees, as well as technology services employees from other HSBC entities in the United States, were transferred to HTSU. All technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by the Company prior to January 1, 2004 remain in place and were not transferred to HTSU. Pursuant to a master service level agreement, HTSU charges the Company for its share of technology services and software development costs. As a result, HSBC group charges for 2004 include amounts previously recorded as "salaries and benefits" and "occupancy expense, net" and "other expenses" on the consolidated statement of income for 2003.

- The Company obtains certain underwriting, broker-dealer and administrative support services from an affiliated HSBC entity, HSBC Securities (USA) Inc. (HSUI) pursuant to various service level agreements. Effective January 1, 2004, several employees of the Company were transferred to HSUI. As a result, HSBC group charges for 2004 include amounts previously recorded as "salaries and benefits" on the consolidated statement of income for 2003.

- On June 1, 2004, The Company transferred its wholly owned subsidiary, HSBC Brokerage (USA) Inc. (HBUI) to a related HSBC entity. The transfer resulted in a decrease in total assets of approximately $201 million and a loss on sale of approximately $9 million which has been reported as a reduction of capital surplus. For the five months ended May 31, 2004, HBUI contributed approximately $14 million of the Company's income before taxes.

HSBC group other expenses also include charges by Household under various service level agreements for certain loan origination and servicing as well as other operational and administrative support. Amounts reported in the preceding table do not include fees associated with loan originations that have been deferred and are being amortized over the life of the related loans.

On March 31, 2004, the Company purchased approximately $900 million of domestic residential mortgage loan assets at fair value from Household. In addition, during the first nine months of 2004, approximately $2.2 billion of loans were purchased from originating lenders pursuant to a Household correspondent loan program.

On July 1, 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer credit card customer relationships were sold to Household, resulting in a third quarter 2004 gain of approximately $99 million. Receivable balances of approximately $970 million associated with these relationships were not sold as part of the transaction. Servicing for the majority of these relationships was transferred to Household in October 2004. Also effective July 1, 2004, new receivable balances generated by these relationships are purchased at fair value from Household on a daily basis. Through September 30, 2004, approximately $515 million of receivables have been purchased from Household at a premium of approximately $10 million. The premium, which is recorded in loans as a component of credit card receivables, is being amortized to interest income over the estimated life of the receivables purchased.

It was previously reported that the Company expected to purchase domestic private label credit card receivables and residual interests in securitized private label credit card receivable pools from Household during 2004. Household will maintain the related customer account relationships for the receivables purchased, and charge the Company for ongoing servicing of the accounts. Subsequent to the initial transfer, additional credit card receivables generated from the relationships maintained by Household will be purchased by the Company on a daily basis. The securitized credit card receivable trusts are expected to expire at various times until 2007. As the securitized trusts expire, receivables generated from the underlying relationships will also be purchased from Household.

The Company has filed a formal application seeking regulatory approval to acquire these receivables in 2004. Subject to regulatory approval, the private label receivables expected to be purchased from Household by year end will have a principal balance of approximately $12 billion. Residual interests in securitized private label credit card receivable pools of approximately $3 billion will also be acquired. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty. If regulatory approval is received, a premium of approximately $675-$700 million is expected to be recorded on the initial transfer date. The premium will be amortized to interest income over the two year estimated life of the assets purchased. The purchased credit card receivables are expected to decrease net income after taxes by approximately $100-$150 million in 2005 due primarily to year one amortization of the premium paid. For years subsequent to 2005, net income is expected to increase due to decreases in premium amortization. Net interest income, other operating revenue, service fee expense, the provision and allowance for credit losses will all be impacted by the transaction in future periods.

The Company and Household will consider potential transfers of MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

At September 30, 2004 and December 31, 2003, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $210 billion and $168 billion respectively. The net credit risk exposure related to these contracts was approximately $2 billion at September 30, 2004 and December 31, 2003.

Employees of the Company participate in one or more stock compensation plans sponsored by HSBC. The Company's share of the expense of the plans for the first nine months of 2004 and 2003 was $46 million and $38 million respectively. A description of these plans is included on pages 91 and 92 of the Company's 2003 Form 10-K.

On July 31, 2004, the Company transferred most of its Panamanian branch operations to a related HSBC group entity at fair value. Total assets and deposits transferred were approximately $1.0 billion and $.9 billion, respectively. The sale resulted in a loss of approximately $11 million which has been reported as a reduction of capital surplus. For the seven months ended July 31, 2004, the transferred operations contributed approximately $19 million of the Company's income before taxes.

On September 30, 2004, the Company received a capital contribution of $400 million from its direct parent company, HSBC North America Inc., in exchange for one share of common stock. Also on September 30, 2004, the Company contributed $400 million to the Bank in exchange for one share of common stock.

10. Pledged Assets

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                            2004            2003
--------------------------------------------------------------------------------
                                                           (in millions)
Interest bearing deposits with banks ............      $     315       $     140
Interest bearing deposits with nonbanks .........            365             500
Trading assets ..................................            343             647
Securities available for sale ...................          6,034           4,171
Securities held to maturity .....................            644             956
Loans ...........................................          4,293             360
                                                       ---------       ---------
Total ...........................................      $  11,994       $   6,774
                                                       =========       =========

The 2004 increase in pledged assets resulted primarily from collateral requirements associated with increased short-term borrowings and with increased derivatives activity.

11. Pensions and Other Postretirement Benefits

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

The following tables present the components of net periodic benefit cost.

----------------------------------------------------------------------------------------------
                                            Pension Benefits     Other Postretirement Benefits
                                         ----------------------  -----------------------------
                                           2004            2003            2004           2003
----------------------------------------------------------------------------------------------
                                                             (in millions)
Three Months Ended September 30
Net periodic benefit cost
  Service cost .......................   $    7          $    7          $   --(1)      $    1
  Interest cost ......................       17              16               1              2
  Expected return on plan assets .....      (24)            (21)             --             --
  Prior service cost amortization ....       --(1)           --(1)           --             --
  Actuarial loss .....................        7               8              --             --
  Transition amount amortization .....       --              --              --(1)           1
                                         ------          ------          ------         ------
  Net periodic benefit cost ..........   $    7          $   10          $    1         $    4
                                         ======          ======          ======         ======

Nine Months Ended September 30
Net periodic benefit cost
  Service cost .......................   $   23          $   22          $    1         $    2
  Interest cost ......................       51              48               5              5
  Expected return on plan assets .....      (72)            (65)             --             --
  Prior service cost amortization ....        1               1              --             --
  Actuarial loss .....................       20              24              --             --
  Transition amount amortization .....       --              --               2              2
                                         ------          ------          ------         ------
  Net periodic benefit cost ..........   $   23          $   30          $    8         $    9
                                         ======          ======          ======         ======

(1)   Less than $500 thousand.

The Company expects to make no contribution for pension benefits and contribute approximately $9 million for other postretirement benefits during fiscal year 2004. On November 9, 2004, sponsorship of the defined benefit pension plan for employees of the Bank was transferred to HNAH.

12. New Accounting Pronouncements

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

In May 2004, the FASB issued FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superceded FSP 106-1. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. For companies that elected deferral under FSP 106-1, and for which enactment is deemed to be a "significant event", FSP 106-2 provides two methods of transition
- retroactive application or prospective application from the date of adoption. The effects of the new law were not deemed to be a "significant event" by the Company. Accordingly, the effects of the new law will be incorporated into the next measurement date following the effective date. Adoption of FSP 106-2 is not expected to have a material impact on the accumulated postretirement benefit obligation or the net periodic benefit cost.

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

In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", (FSP 03-1-1). FSP 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1, previously defined as annual reporting periods ending after June 15, 2004. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature, nor the disclosure guidance effective for annual reporting periods ending after June 15, 2004. The disclosure requirements for FSP 03-1-1 were adopted for the quarter ended September 30, 2004.

In December 2003, the FASB issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R). The Company has adopted all of the provisions of FIN 46R. All required disclosures are included in the MD&A section of this Form 10-Q or in the Company's 2003 Form 10-K under "Special Purpose and Variable Interest Entities".

In March 2004, the SEC released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105) which provides guidance regarding commitments related to loans to be held for sale, and accounted for as derivative instruments. The guidance indicates that, for commitments issued after March 31, 2004, expected future cash flows from servicing may not be considered in valuing the derivatives and may only be recorded upon sale of the related loans. The Company previously recorded those cash flows as assets and income upon the issuance of the commitment. Commentary regarding the impact of SAB 105 on residential mortgage banking revenue is presented on page 33 of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                                                               HSBC USA Inc.
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)

                                                                        Three Months Ended September 30,
                                                   -------------------------------------------------------------------------
                                                                  2004                                   2003
                                                   -----------------------------------   -----------------------------------
                                                    Balance      Interest      Rate *     Balance      Interest       Rate *
----------------------------------------------------------------------------------------------------------------------------
                                                                                  in millions
Assets
Interest bearing deposits with banks ..........    $   2,642     $     11       1.60%    $   1,910     $      7       1.38%
Federal funds sold and securities
    purchased under resale agreements .........        4,132           16       1.56         4,088           11       1.09
Trading assets ................................       14,778           43       1.16        11,892           30       1.01
Securities ....................................       18,566          224       4.80        19,448          222       4.53
Loans
  Domestic
    Commercial ................................       16,376          196       4.77        16,647          204       4.85
    Consumer
         Residential mortgages ................       41,118          494       4.81        20,441          276       5.40
         Other consumer .......................        3,561           67       7.45         3,076           62       8.01
                                                   ---------     --------    -------     ---------     --------    -------
      Total domestic ..........................       61,055          757       4.93        40,164          542       5.35
  International ...............................        3,473           22       2.44         3,408           32       3.75
                                                   ---------     --------    -------     ---------     --------    -------
      Total loans .............................       64,528          779       4.80        43,572          574       5.22
                                                   ---------     --------    -------     ---------     --------    -------
Other .........................................          546            5       3.60           485            4       3.20
                                                   ---------     --------    -------     ---------     --------    -------
Total earning assets ..........................      105,192     $  1,078       4.07%       81,395     $    848       4.13%
                                                   ---------     --------    -------     ---------     --------    -------
Allowance for credit losses ...................         (339)                                 (474)
Cash and due from banks .......................        3,290                                 2,648
Other assets ..................................        7,055                                 8,260
                                                   ---------                             ---------
Total assets ..................................    $ 115,198                             $  91,829
                                                   =========                             =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits ..........................    $  27,350     $     44       0.64%    $  25,602     $     44       0.69%
    Other time deposits .......................       17,935          111       2.47         9,665           50       2.06
Deposits in foreign offices ...................       22,197           71       1.27        19,374           56       1.14
                                                   ---------     --------    -------     ---------     --------    -------
Total interest bearing deposits ...............       67,482          226       1.33        54,641          150       1.09
                                                   ---------     --------    -------     ---------     --------    -------
Short-term borrowings .........................       12,568           59       1.85         8,149           13       0.62
Long-term debt ................................        7,905           91       4.58         3,725           50       5.28
                                                   ---------     --------    -------     ---------     --------    -------
Total interest bearing liabilities ............       87,955          376       1.70%       66,515          213       1.27%
                                                   ---------     --------    -------     ---------     --------    -------
Net interest income / Interest rate spread ....                  $    702       2.37%                  $    635       2.86%
                                                                 --------    -------                   --------    -------
Noninterest bearing deposits ..................        7,584                                 6,628
Other liabilities .............................       11,646                                11,116
Total shareholders' equity ....................        8,013                                 7,570
                                                   ---------                             ---------
Total liabilities and shareholders' equity ....    $ 115,198                             $  91,829
                                                   =========                             =========

*     Rates are calculated on unrounded numbers

                                                                                                            HSBC USA Inc.
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (Taxable Equivalent Basis)

                                                                      Nine Months Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                2004                                  2003
                                                 ----------------------------------    ----------------------------------
                                                  Balance      Interest      Rate *     Balance      Interest      Rate *
-------------------------------------------------------------------------------------------------------------------------
                                                                                 in millions
Assets
Interest bearing deposits with banks ..........  $   2,230     $     24       1.46%    $   1,668     $     19       1.55%
Federal funds sold and securities
    purchased under resale agreements .........      3,940           38       1.30         4,359           42       1.27
Trading assets ................................     15,011          114       1.01        12,445          104       1.12
Securities ....................................     18,106          664       4.89        19,091          685       4.80
Loans
  Domestic
    Commercial ................................     15,646          520       4.44        16,563          613       4.95
    Consumer
         Residential mortgages ................     34,391        1,258       4.88        20,667          874       5.64
         Other consumer .......................      3,396          205       8.04         3,011          188       8.34
                                                 ---------     --------    -------     ---------     --------    -------
      Total domestic ..........................     53,433        1,983       4.96        40,241        1,675       5.56
  International ...............................      3,652           78       2.86         3,198           95       3.97
                                                 ---------     --------    -------     ---------     --------    -------
      Total loans .............................     57,085        2,061       4.82        43,439        1,770       5.45
                                                 ---------     --------    -------     ---------     --------    -------
Other .........................................        526           13       3.39           482           18       4.87
                                                 ---------     --------    -------     ---------     --------    -------
Total earning assets ..........................     96,898     $  2,914       4.02%       81,484     $  2,638       4.33%
                                                 ---------     --------    -------     ---------     --------    -------
Allowance for credit losses ...................       (360)                                 (493)
Cash and due from banks .......................      3,197                                 2,452
Other assets ..................................      7,281                                 7,423
                                                 ---------                             ---------
Total assets ..................................  $ 107,016                             $  90,866
                                                 =========                             =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
    Savings deposits ..........................  $  27,250     $    134       0.66%    $  24,414     $    144       0.79%
    Other time deposits .......................     14,837          228       2.05        10,553          172       2.17
Deposits in foreign offices ...................     21,837          182       1.11        19,208          195       1.36
                                                 ---------     --------    -------     ---------     --------    -------
Total interest bearing deposits ...............     63,924          544       1.14        54,175          511       1.26
                                                 ---------     --------    -------     ---------     --------    -------
Short-term borrowings .........................     10,305          112       1.44         9,207           72       1.04
Long-term debt ................................      5,675          204       4.80         3,714          155       5.59
                                                 ---------     --------    -------     ---------     --------    -------
Total interest bearing liabilities ............     79,904          860       1.44%       67,096          738       1.47%
                                                 ---------     --------    -------     ---------     --------    -------
Net interest income / Interest rate spread ....                $  2,054       2.58%                  $  1,900       2.86%
                                                               --------    -------                   --------    -------
Noninterest bearing deposits ..................      7,470                                 6,261
Other liabilities .............................     11,831                                10,035
Total shareholders' equity ....................      7,811                                 7,474
                                                 ---------                             ---------
Total liabilities and shareholders' equity ....  $ 107,016                             $  90,866
                                                 =========                             =========

*     Rates are calculated on unrounded numbers

FORWARD-LOOKING STATEMENTS

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

EXECUTIVE OVERVIEW

Net income increased $141 million in the third quarter of 2004, and increased $264 million in the first nine months of 2004, as compared with the same 2003 periods. Third quarter and year-to-date 2004 operating performance has been highlighted by a significant increase in net interest income, primarily from residential mortgage loans, and by non-recurring transaction gains and other income amounts recorded as other revenues. Despite a third quarter 2004 increase, the provision for credit losses has also decreased significantly in the first nine months of 2004.

During 2002 and 2003, certain equipment finance, commercial finance, and U.S. factoring business lines were exited or restructured, resulting in office closings and sales of customer relationships. Certain receivables associated with these businesses were retained, and have been decreasing throughout 2003 and 2004 as balances have run off. As a result of these transactions, average loan balances associated with these business lines have been steadily decreasing, and reported 2003 year-to-date amounts for net interest income, provision for credit losses, and operating expenses exceeded 2004 year-to-date amounts by approximately $49 million, $20 million and $28 million, respectively.

During the first nine months of 2004, the Company sold or transferred certain foreign and domestic subsidiaries, at fair value, to affiliated HSBC group entities. As a result of these transactions, the Company reported 2003 year-to-date amounts for net interest income, other revenues and operating expenses that exceeded 2004 year-to-date amounts by approximately $8 million, $20 million and $24 million, respectively. Further discussion of these related party transactions is presented in Note 9 to the consolidated financial statements on pages 13 through 15 of this Form 10-Q.

Balance Sheet Review

Balance sheet growth during the third quarter and first nine months of 2004 was highlighted by significant growth in residential mortgage loans, and moderate growth in other consumer and commercial loans. Loan growth was primarily funded by relatively low cost interest bearing deposits and by long-term debt.

Short-term investments, such as deposits placed with other banks and securities purchased under resale agreements, have also increased during the third quarter and the first nine months of 2004. In anticipation of the private label credit card portfolio transfer (see Note 9 to the consolidated financial statements on pages 13 through 15 of this Form 10-Q), the Bank has been raising funds through long-term debt issuances and through short-term borrowings. These accumulated funds are invested in the short-term assets noted above.

Balance sheet funding needs and sources are further addressed under Liquidity Management in the Risk Management section on page 47 of this Form 10-Q.

Income Statement Review

Net interest income increased $69 million in the third quarter of 2004, and increased $158 million in the first nine months of 2004, as compared with the same 2003 periods. For both reporting periods, a significant increase in total interest income was primarily due to volume growth in various consumer loan portfolios, especially residential mortgage loans. Smaller increases in total interest expense were due to general increases in deposits, short-term borrowings, and long-term debt balances.

Net interest rate spreads for the third quarter and the first nine months of 2004 have been negatively impacted by a continuing trend of lower interest rates earned from loans, primarily residential mortgage loans. Higher average rates paid on the growing short-term borrowing balances also contributed to tightening interest spreads. Further analysis of net interest income is presented on pages 26 through 29 of this Form 10-Q.

The provision for credit losses has decreased $79 million during the first nine months of 2004, as compared with the same 2003 periods. The Company has experienced a continuing trend of improved credit quality within the commercial lending portfolios, as evidenced by decreased charge offs of commercial loan balances, and by increased recoveries of commercial loan balances previously charged off. Changes in the allowance for credit losses are summarized in Note 4 to the consolidated financial statements on page 10 of this Form 10-Q. An analysis of credit quality is presented on pages 42 and 43 of this Form 10-Q.

Other revenues increased $157 million in the third quarter of 2004 and increased $122 million in the first nine months of 2004, as compared with the same 2003 periods. During the third quarter of 2004, the Company recorded the following significant non-recurring transactions:

- Sale of credit card account relationships to a related HSBC entity for a gain of approximately $99 million. This transaction is further described in Note 9 of the financial statements on pages 13 through 15 of this Form 10-Q.

- Sale of an investment in NYCE Corporation for a gain of approximately $45 million. This transaction is further described in the "Other Revenues" section on pages 29 through 31 of this Form 10-Q.

- Refund of interest previously paid to the Internal Revenue Service of approximately $17 million. This transaction is further described in the "Other Revenues" section on pages 29 through 31 of this Form 10-Q.

The net 2004 comparative increases in other revenues also reflect activity from non-interest residential mortgage banking performance, non-interest trading revenues and gains on the sale of available for sale securities. Quarterly and year-to-date results for these areas are presented on pages 31 through 35 of this Form 10-Q.

Operating expenses decreased $43 million in the third quarter of 2004 and decreased $11 million in the first nine months of 2004, as compared with the same 2003 periods. The expense decreases were primarily attributable to sales or transfers of various subsidiaries and commercial lending lines of business in 2003 and 2004, which were partially offset by increased technology-related fees and increases in other fees charged by affiliated HSBC entities. An analysis of operating expenses is presented on pages 35 through 37 of this Form 10-Q.

Income tax expense increased $100 million in the third quarter of 2004, and increased $106 million during the first nine months of 2004, as compared with the same 2003 periods. In June 2004, approximately $51 million of income tax liability related to the anticipated completion of an outstanding audit was released. Excluding the impact of this adjustment, increased income tax expense for the third quarter and the first nine months of 2004 was a direct result of increased taxable income, which is taxed at the full corporate rate. An analysis of the Company's effective tax rate is presented in Note 8 to the financial statements on page 13 of this Form 10-Q.

The following table presents a five quarter summary of selected financial information.

-----------------------------------------------------------------------------------------------------------------------
                                                  September 30       June 30      March 31    December 31  September 30
Three months ended                                        2004          2004          2004           2003          2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Income statement data:
  Net interest income ...........................    $     698     $     689     $     655      $     627     $     629
  Provision for credit losses ...................           27             6           (25)            27            (1)
  Other revenues ................................          362           298           334            280           205
  Operating expenses ............................          480           520           489            539           523
  Income tax expense ............................          214           130           207            125           114
  Net income ....................................          339           331           318            216           198

Balance sheet data (period end balances):
  Cash and short-term investments ...............    $  11,821     $   8,490     $   7,111      $   5,823     $   8,406
  Loans, net ....................................       66,700        61,719        52,075         48,075        44,473
  Total assets ..................................      120,939       112,791       102,502         95,562        92,718
  Total deposits ................................       74,803        74,534        67,994         63,955        62,098
  Short-term borrowings .........................       11,467         9,499         5,906          6,782         6,466
  Long-term debt ................................       12,118         6,135         4,871          3,814         3,740
  Total shareholders' equity ....................        8,553         7,815         7,839          7,462         7,736
  Total tangible common shareholder's equity ....        5,336         4,673         4,341          4,022         4,196

Financial performance:
  Net yield on average earning assets ...........         2.65%         2.91%         2.96%          2.95%         3.09%
  Net yield on average total assets .............         2.42          2.63          2.66           2.65          2.74

BASIS OF REPORTING

HSBC reports results in accordance with accounting principles generally accepted in the United Kingdom (U.K. GAAP). Therefore, management separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles net income of the Company on a U.S. GAAP basis to net income on a U.K. GAAP basis.

-------------------------------------------------------------------------------------------------------------------
                                                                       Three Months                 Nine Months
                                                                    Ended September 30          Ended September 30
                                                                  ---------------------       ---------------------
                                                                     2004          2003          2004          2003
-------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Net income - U.S. GAAP basis ..................................   $   339       $   198       $   989       $   725
Deferred loan origination fees and costs ......................        (1)           --           (18)           --
Derivative financial instruments ..............................         6             3            --             3
Deferred taxation .............................................       (26)            4           (12)           22
Depreciation ..................................................         4             4            12            12
Software amortization .........................................         2            (1)            7            (2)
Other .........................................................        --            (1)           --            (2)
                                                                  -------       -------       -------       -------
Earnings excluding goodwill amortization - U.K. GAAP basis ....       324           207           978           758
Goodwill amortization .........................................       (34)          (54)         (105)         (135)
                                                                  -------       -------       -------       -------
Net income - U.K. GAAP basis ..................................   $   290       $   153       $   873       $   623
                                                                  =======       =======       =======       =======

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

- At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in the share of the undertakings' total net assets in the calculation of the gain or loss on disposal.

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

Other

-     Includes various immaterial items.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents a five quarter summary of net interest income for the Company.

-------------------------------------------------------------------------------------------------------
                                   September 30       June 30      March 31   December 31  September 30
Three months ended                         2004          2004          2004          2003          2003
-------------------------------------------------------------------------------------------------------
                                                                (in millions)
Interest income:
  Loans .........................      $    779      $    669      $    613      $    580      $    573
  Securities ....................           220           215           215           218           217
  Trading assets ................            43            38            33            32            30
  Short-term investments ........            27            18            18            19            18
  Other .........................             5             4             4             3             4
                                       --------      --------      --------      --------      --------
     Total interest income ......         1,074           944           883           852           842
                                       --------      --------      --------      --------      --------

Interest expense:
  Deposits ......................           226           158           160           155           150
  Short-term borrowings .........            59            35            17            20            13
  Long-term debt ................            91            62            51            50            50
                                       --------      --------      --------      --------      --------
     Total interest expense .....           376           255           228           225           213
                                       --------      --------      --------      --------      --------

Net interest income .............      $    698      $    689      $    655      $    627      $    629
                                       ========      ========      ========      ========      ========

In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 18-19 of this Form 10-Q.

All increases and decreases referred to below for the third quarter and for the first nine months of 2004 represent comparisons with the same 2003 periods.

Interest Income - Loans

Total interest income on loans increased $205 million (36%) in the third quarter of 2004 and increased $291 million (16%) in the first nine months of 2004. Increased interest income from residential mortgage and other consumer loans were partially offset by decreased interest income from commercial and international loans.

      Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $218 million (79%) in the third quarter of 2004, and increased $384 million (44%) in the first nine months of 2004. The Company has significantly expanded the volume of adjustable rate residential mortgage loans originated during 2003 and 2004. As a result, average residential mortgage loans held increased $21 billion (101%) in the third quarter of 2004, and increased $14 billion (66%) in the first nine months of 2004.

On December 31, 2003, approximately $2.8 billion of domestic residential mortgage loan assets were purchased from Household at fair value. On March 31, 2004, approximately $900 million of additional mortgages were purchased from Household. During 2004, approximately $2.2 billion of residential mortgages have been purchased from originating lenders pursuant to a Household correspondent loan program. Originations of other residential mortgage loans during the first nine months of 2004 continued to be strong, due to competitive pricing, an expanded sales force, development of a correspondent network, and increased marketing efforts.

The increased loan balances, and their positive effect on earnings, were partially offset by continued decreases in the average yield earned on residential mortgages during the third quarter and first nine months of 2004, as consumers continued to take advantage of lower coupon adjustable rate products. Competitive pricing in a contracting national mortgage originations market contributed to a general trend toward declining mortgage rates in 2004, as compared with 2003. The lower level of refinancings in 2004, and a reduction in loans originated for sale, also resulted in lower interest income on mortgages held for sale.

Residential mortgage growth is expected to continue at a moderate level through the remainder of 2004 by continuing to increase loans originated for various product offerings, including, jumbo (mortgages greater than Government Sponsored Enterprise limits), other prime (adjustable rate mortgages not sold to Government Sponsored Enterprises) and limited documentation products. Loan originations from the relationship with Household are also expected to provide some level of growth.

      Other Consumer Loans

Interest earned from various other consumer lending programs increased $5 million (8%) in the third quarter of 2004, and $17 million (9%) in the first nine months of 2004. These increases resulted directly from growth in average loan balances, especially in automobile and other installment lending programs. Moderate expansion of these programs is expected to continue for the remainder of 2004, driven mainly by increased consumer loan originations arising from the relationship with Household.

These average balance increases were partially offset by a decrease in the average yield earned on consumer loans, as new loans are being originated with lower interest rates than loans that are maturing.

Subject to regulatory approval, certain private label credit card receivables are expected to be purchased from Household by year end. Residual interests in certain securitized private label credit card receivable pools will also be acquired. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty.

      Commercial Loans

Interest income earned from commercial loans decreased $8 million (4%) in the third quarter of 2004, and decreased $93 million (15%) in the first nine months of 2004. The decreases are due to slightly lower average loan balances and to lower average yields earned on the commercial lending portfolios, resulting from an increasingly competitive rate environment.

Average commercial loan balances decreased $.3 billion (2%) in the third quarter of 2004 and decreased $1 billion (6%) in the first nine months of 2004. Loan decreases resulting from decisions made to exit or restructure certain business lines during 2003, including equipment finance, commercial finance and domestic receivables factoring businesses, and from significant pay downs of certain nonaccruing and charged off loans, were partially offset by general growth in the remaining commercial loan portfolios during 2004.

Operating and financial performance continue to stabilize and improve for large corporate clients, leading to a generally improving credit profile within most industry sectors. Demand for ongoing credit support for these customers during the first nine months of 2004 was comparable to the same 2003 period. This stability is expected to continue for the remainder of 2004.

The Company will continue to improve its commercial loan mix as well as grow certain commercial banking businesses. Additional resources are being allocated to commercial middle market, real estate and small business lending, particularly in the New York City, California and Florida markets. Overall commercial loan growth will continue to be limited, however, due to the 2003 sale of the U.S. factoring business, and planned run-off of equipment financing and commercial finance portfolios.

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

Interest Income - Trading Assets

Interest income from trading assets increased $13 million (43%) in the third quarter of 2004 and increased $10 million (10%) in the first nine months of 2004. During the third quarter of 2004, the Company increased average trading asset balances, and experienced an increase in the average yield earned on these balances. For the first nine months of 2004, increased average balances were offset by a decrease in the average yield earned. Increased balances are primarily due to planned growth initiatives related to derivative structured products, and temporary growth in anticipation of the planned purchase of credit card receivables from Household.

Interest Income - Short-Term Investments

Short-term investments include interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

Interest income from short-term investments increased $9 million (50%) in the third quarter of 2004 and increased $1 million (2%) in the first nine months of 2004. Short-term investment balances have grown significantly during 2004, as funds generated from borrowings have been invested in short-term, liquid assets in anticipation of the planned credit card portfolio purchase from Household (see Interest Income - Other Consumer Loans). Average rates earned on these balances have also increased during 2004, primarily due to increases in the federal funds rate.

Interest Expense - Deposits

Total interest expense on deposits increased $76 million (51%) in the third quarter of 2004, and increased $33 million (6%) in the first nine months of 2004. Interest expense increases were noted from both domestic and foreign deposits.

      Deposits in Domestic Offices

Interest expense on interest bearing deposits in domestic offices increased $61 million (65%) in the third quarter of 2004, and increased $46 million (15%) in the first nine months of 2004. General increases in average deposit balances and increased expense associated with interest rate swaps used to hedge deposit liabilities were the primary drivers of the overall interest expense increase. Decreases in average interest rates paid to customers during 2004 partially offset overall expense increases.

Total average interest bearing deposits in domestic offices increased $10 billion (28%) in the third quarter of 2004, and increased $7 billion (20%) in the first nine months of 2004. General increases were noted for commercial and personal interest bearing deposit balances. Increased marketing efforts have also resulted in increased noninterest bearing demand deposit balances.

Interest rates paid on deposits generally decreased in the third quarter and the first nine months of 2004. The low interest rate environment, combined with continued uncertainty of the equity markets, continues to cause many personal and commercial customers to show preference for highly liquid but low yielding demand and savings deposits as opposed to longer term time deposits and mutual funds. This accounts for the significant increase in deposit balances, and also effectively continues to reduce the overall rate paid on liabilities.

Balance sheet growth will continue to be partially funded by domestic deposit growth for the remainder of 2004, as marketing of deposit products will continue.

      Deposits in Foreign Offices

Interest expense on deposits in foreign offices increased $15 million (27%) in the third quarter of 2004, due to a combination of increased average balances outstanding and an increase in the average interest rate paid.

Interest expense decreased $13 million (7%) in the first nine months of 2004, as a decrease in the average interest rate paid was partially offset by increased average balances outstanding.

Interest Expense - Short-Term Borrowings

Interest expense on short-term borrowings increased $46 million (354%) in the third quarter of 2004 and $40 million (56%) in the first nine months of 2004. Average short-term borrowings balances increased in the third quarter and in the first nine months of 2004, due to Bank funding activity in anticipation of the purchase of private label credit card receivables from Household, and to increased expense associated with interest rate swaps used to hedge short-term liabilities. The average interest rate paid on short-term borrowings increased during the third quarter and the first nine months of 2004, due primarily to increases in the federal funds rate.

Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $41 million (82%) in the third quarter of 2004 and $49 million (32%) in the first nine months of 2004, due mainly to new debt issued during 2004, which was partially offset by a decrease in the average interest rate paid on long-term debt. Long-term debt will continue to be a primary funding source for balance sheet growth for the remainder of 2004, and into 2005. For further details regarding long-term debt, refer to Note 7 of the financial statements on pages 12 through 13 of this Form 10-Q.

Other Revenues

The following tables present the components of other revenues for the three months and nine months ended September 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------
                                                                                    Increase (Decrease)
Three months ended September 30                           2004          2003        Amount             %
--------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Trust income ......................................    $    23       $    24       $    (1)         (4.2)
Service charges ...................................         54            54            --            --
Other fees and commissions:
  Letter of credit fees ...........................         18            18            --            --
  Credit card fees ................................         20            19             1           5.3
  Investment product fees .........................         --            18           (18)       (100.0)
  Wealth and tax advisory services ................         10             9             1          11.1
  Other fee-based income ..........................         50            43             7          16.3
  HSBC group income ...............................         12             3             9         300.0
                                                       -------       -------       -------       -------
  Total other fees and commissions ................        110           110            --            --
                                                       -------       -------       -------       -------
Other income:
  Insurance .......................................         16            17            (1)         (5.9)
  Other ...........................................        167            20           147         735.0
  Interest on tax settlement ......................         17            --            17            --
                                                       -------       -------       -------       -------
  Total other income ..............................        200            37           163         440.5
                                                       -------       -------       -------       -------

Residential mortgage banking revenue (expense) ....        (64)          (74)           10          13.5
Trading revenues ..................................         21            52           (31)        (59.6)
Securities gains, net .............................         18             2            16         800.0
                                                       -------       -------       -------       -------
Total other revenues ..............................    $   362       $   205       $   157          76.6
                                                       =======       =======       =======       =======

--------------------------------------------------------------------------------------------------------
                                                                                    Increase (Decrease)
Nine months ended September 30                            2004          2003        Amount             %
--------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Trust income ......................................    $    71       $    70       $     1           1.4
Service charges ...................................        158           157             1            .6
Other fees and commissions:
  Letter of credit fees ...........................         53            53            --            --
  Credit card fees ................................         61            58             3           5.2
  Investment product fees .........................         36            58           (22)        (37.9)
  Wealth and tax advisory services ................         34            31             3           9.7
  Other fee-based income ..........................        137           127            10           7.9
  HSBC group income ...............................         20             7            13         185.7
                                                       -------       -------       -------       -------
  Total other fees and commissions ................        341           334             7           2.1
                                                       -------       -------       -------       -------
Other income:
  Insurance .......................................         48            50            (2)         (4.0)
  Other ...........................................        218            58           160         275.9
  Interest on tax settlement ......................         17            21            (4)        (19.0)
                                                       -------       -------       -------       -------
  Total other income ..............................        283           129           154         119.4
                                                       -------       -------       -------       -------

Residential mortgage banking revenue (expense) ....       (105)          (80)          (25)        (31.3)
Trading revenues ..................................        188           212           (24)        (11.3)
Securities gains, net .............................         59            51             8          15.7
                                                       -------       -------       -------       -------
Total other revenues ..............................    $   995       $   873       $   122          14.0
                                                       =======       =======       =======       =======

      Other Fees and Commissions

The 2004 increase in other fee-based income, and the partially offsetting decrease in investment product fees, are attributable to the June 1, 2004 transfer of a brokerage subsidiary of the Company to a related HSBC group entity. As a result of the transfer, income received directly from customers and recorded as investment product fees prior to June 1, 2004, has been partially replaced by fees received from an affiliated HSBC group entity, and recorded as HSBC group income. Refer to Note 9 of the financial statements on pages 13 through 15 of this Form 10-Q for further discussion.

Ongoing efforts to maximize the "cross-sell" potential of the existing customer base and of the relationship with Household will continue to be a key business development theme for the remainder of 2004. Further growth in fees and commissions income is expected to continue from these efforts.

      Other Income

Other income for 2004 includes the following items:

- During the first quarter of 2004, equity investment revenue increased approximately $13 million, as compared with the same 2003 period, due to higher than expected earnings from a foreign investment.

- In July 2004, certain consumer credit card relationships were sold to Household at a gain of approximately $99 million. This transaction is further described in Note 9 to the financial statements on pages 13 through 15 of this Form 10-Q.

- In July 2004, the Company sold an investment in NYCE Corporation for a gain of approximately $45 million. The Company had held its non-marketable minority investment since 1985, at a recorded cost of approximately $2 million. The Company was obliged to sell its investment by the majority shareholder in accordance with the terms of the shareholder agreement.

- In July 2004, the Company recorded a $17 million refund of interest previously paid to the Internal Revenue Service related to a prior year tax audit. The settlement included a $14 million refund of interest previously paid, plus accrued interest on the refunded amount.

Other income for 2003 included $21 million of interest on an income tax refund.

Excluding the effect of these items, other income for the first nine months of 2004, as compared with the same 2003 period, remained relatively constant.

Subject to regulatory approval, certain private label credit card receivables are expected to be purchased from Household by year end. Residual interests in certain securitized private label credit card receivable pools will also be acquired. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty.

Residential Mortgage Banking Revenue

The following tables present the components of residential mortgage banking revenue for the three months and nine months ended September 30, 2004 and 2003. The tables include net interest income earned on assets and liabilities of the mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component is included in net interest income in the consolidated statement of income.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Increase (Decrease)
Three months ended September 30                                          2004          2003        Amount             %
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (in millions)
Net interest income ...............................................   $   179       $   104       $    75          72.1
                                                                      -------       -------       -------       -------

Servicing related income (expense):
  Servicing fee income ............................................        20            15             5          33.3
  MSRs amortization ...............................................       (19)          (44)           25          56.8
  MSRs temporary impairment (provision) recovery ..................       (95)            7          (102)      (1,457.1)
  Trading - Derivative instruments used to offset changes in
    value of MSRs .................................................        33           (98)          131         133.7
  Gains on sales of available for sale securities .................        --             7            (7)       (100.0)
                                                                      -------       -------       -------       -------
     Total net servicing related expense ..........................       (61)         (113)           52          46.0
                                                                      -------       -------       -------       -------

Originations and sales related income (expense):
  (Losses) gains on sales of mortgages ............................         1           (18)           19         105.6
  Trading  - Forward loan sale commitments ........................        (4)           55           (59)       (107.3)
           - Interest rate lock commitments .......................        (3)           (2)           (1)        (50.0)
  Fair value hedge activity (1) ...................................        (1)            1            (2)       (200.0)
                                                                      -------       -------       -------       -------
     Total net originations and sales related income (expense) ....        (7)           36           (43)       (119.4)
                                                                      -------       -------       -------       -------

Other mortgage income .............................................         4             3             1          33.3
                                                                      -------       -------       -------       -------

Total residential mortgage banking expense included in
 other revenues ...................................................       (64)          (74)           10          13.5
                                                                      -------       -------       -------       -------

Total residential mortgage banking related revenue ................   $   115       $    30       $    85         283.3
                                                                      =======       =======       =======       =======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                   Increase (Decrease)
Nine months ended September 30                                           2004          2003        Amount             %
-----------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
Net interest income ...............................................   $   485       $   320       $   165          51.6
                                                                      -------       -------       -------       -------

Servicing related income (expense):
  Servicing fee income ............................................        60            50            10          20.0
  MSRs amortization ...............................................       (82)         (129)           47          36.4
  MSRs temporary impairment (provision) recovery ..................       (82)          (51)          (31)        (60.8)
  Trading - Derivative instruments used to offset changes in
    value of MSRs .................................................         9           (83)           92         110.8
  Gains on sales of available for sale securities .................         8            22           (14)        (63.6)
                                                                      -------       -------       -------       -------
     Total net servicing related expense ..........................       (87)         (191)          104          54.5
                                                                      -------       -------       -------       -------

Originations and sales related income (expense):
  (Losses) gains on sales of mortgages ............................        (7)           93          (100)       (107.5)
  Trading  - Forward loan sale commitments ........................        (1)           33           (34)       (103.0)
           - Interest rate lock commitments .......................       (13)          (24)           11          45.8
  Fair value hedge activity (1) ...................................        (2)           --            (2)           --
                                                                      -------       -------       -------       -------
     Total net originations and sales related income (expense) ....       (23)          102          (125)       (122.5)
                                                                      -------       -------       -------       -------

Other mortgage income .............................................         5             9            (4)        (44.4)
                                                                      -------       -------       -------       -------

Total residential mortgage banking expense included in
 other revenues ...................................................      (105)          (80)          (25)        (31.3)
                                                                      -------       -------       -------       -------

Total residential mortgage banking related revenue ................   $   380       $   240       $   140          58.3
                                                                      =======       =======       =======       =======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

      Overview

Increased residential mortgage banking related revenue for the third quarter and for the first nine months of 2004 was primarily due to increased net interest income and decreased net servicing related expense, which were partially offset by decreased net originations and sales related income.

All increases and decreases referred to below for the third quarter and the first nine months of 2004 represent comparisons with the same 2003 periods.

      Net Interest Income

Increased net interest income for the third quarter and for the first nine months of 2004 resulted from the mortgage loans acquired from Household and from originating lenders pursuant to a Household correspondent loan program, and from increased origination volumes in the held loan portfolio. Other mortgage portfolio increases were partially offset by lower interest rate spreads on originated mortgages and lower income on loans held for sale due to reduced levels of loans originated for sale. Refer to "Originations and Sales Related Income (Expense)" for further discussion of market factors. Commentary regarding residential mortgage interest income is presented on pages 26 through 27 of this Form 10-Q.

      Servicing Related Income (Expense)

Decreased net servicing related expense for the third quarter and for the first nine months of 2004 resulted from increased servicing fee income, decreased MSRs amortization expense and increased income associated with derivative instruments used to offset changes in the economic value of MSRs. These were partially offset by increases in temporary impairment reserves. Normal amortization of MSRs decreased $25 million for the third quarter and decreased $47 million for the first nine months of 2004.

The recorded net book value of MSRs, as well as related MSRs amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments generally increase amortization expense and decrease the net book value of MSRs. Conversely, lower levels of prepayments generally decrease amortization expense and increase the net book value of MSRs. During 2004, prepayments of residential mortgages, mostly in the form of loan refinancings, have decreased in comparison with 2003 levels. Mortgage rates generally rose in the second quarter of 2004 from the historically low rates experienced in 2003, but declined in the third quarter of 2004. Loan refinance activity represented 52% of total originations through the first nine months of 2004, as compared with 78% in the first nine months of 2003. The reduction in amortization is also partially due to lower MSRs balances in 2004, as compared with 2003.

The positive impacts on amortization and trading revenue for 2004 were offset by increases in the temporary impairment valuation allowance, which resulted from a combination of lower interest rates and changes resulting from the Company's ongoing review of assumptions used in its MSRs valuation model. The net servicing related expense amounts in the tables do not reflect approximately $6 million of unrealized losses, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as net interest income of $16 million on these securities.

Additional commentary regarding risk management associated with the MSRs hedging program is presented on pages 51 through 52 of this Form 10-Q.

      Originations and Sales Related Income (Expense)

The overall decrease in originations and sales related income in the first nine months of 2004 reflects decreased gains realized on sales of mortgages due mainly to significantly lower volume of loans originated with the intention to sell as well as lower gains recorded on each sale transaction. During the first nine months of 2004, residential mortgages originated with the intention to sell declined 66% from the same 2003 period, as a direct result of lower mortgage refinancings and a larger proportion of adjustable rate mortgage originations in 2004, which are generally held on the Bank's balance sheet. In the low interest rate environment that existed prior to 2004, customers tended to refinance with fixed rate loans, which are generally sold. As interest rates have risen during 2004, and refinancing activity has decreased, origination of fixed rate loans originated for sale also has decreased.

General market conditions and industry factors have affected the ability of lenders to recognize the same level of gains in 2004 when compared to 2003. During 2003, the market demand for residential mortgages far outweighed the supply of such mortgages originated by lenders, which drove up pricing and associated gains recorded on the sales. During 2004, due to lower mortgage refinancings and a contracting national mortgage originations market, the demand has weakened relative to supply, which in turn has returned pricing to more normalized levels and net gains associated with sales of mortgages. Secondary market gains on sales now reflect a more normalized environment when compared with unusually high levels of 2003.

The adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Applications of Accounting Principles to Loan Commitments (SAB
105), effective April 1, 2004, also decreased originations and sales related income by approximately $22 million in the first nine months of 2004. This income is expected to be realized in future reporting periods.

Trading Revenues

Trading revenues are generated by the Company's participation in the foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; and from trading securities. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue. See analysis of residential mortgage banking revenue for details.

The following tables present trading related revenues by business for the three months and nine months ended September 30, 2004 and 2003. The data in the table includes interest income earned on trading instruments, net of allocated funding cost associated with the trading positions. The net interest income component is included in net interest income on the consolidated statement of income.

--------------------------------------------------------------------------------
                                                            Increase (Decrease)
Three months ended September 30       2004        2003      Amount            %
-------------------------------------------------------------------------------
                                                  (in millions)
Trading revenues ...............   $    21     $    52     $   (31)       (59.6)
Net interest income ............        24          18           6         33.3
                                   -------     -------     -------      -------
Trading related revenues .......   $    45     $    70     $   (25)       (35.7)
                                   =======     =======     =======      =======

Business:
  Derivatives and treasury .....   $     2     $    23     $   (21)       (91.3)
  Foreign exchange .............        27          32          (5)       (15.6)
  Precious metals ..............        11          13          (2)       (15.3)
  Other trading ................         5           2           3        150.0
                                   -------     -------     -------      -------
Trading related revenues .......   $    45     $    70     $   (25)       (35.7)
                                   =======     =======     =======      =======

--------------------------------------------------------------------------------
                                                            Increase (Decrease)
Nine months ended September 30        2004        2003      Amount            %
-------------------------------------------------------------------------------
                                                  (in millions)
Trading revenues ...............   $   188     $   212     $   (24)       (11.3)
Net interest income ............        61          64          (3)        (4.7)
                                   -------     -------     -------      -------
Trading related revenues .......   $   249     $   276     $   (27)        (9.8)
                                   =======     =======     =======      =======

Business:
  Derivatives and treasury .....   $   103     $   138     $   (35)       (25.4)
  Foreign exchange .............        90          70          20         28.6
  Precious metals ..............        39          52         (13)       (25.0)
  Other trading ................        17          16           1          6.3
                                   -------     -------     -------      -------
Trading related revenues .......   $   249     $   276     $   (27)        (9.8)
                                   =======     =======     =======      =======

All increases and decreases referred to below for the third quarter and the first nine months of 2004 represent comparisons with the same 2003 periods.

      Derivatives and Treasury

Derivatives trading revenue decreased significantly in the third quarter and in the first nine months of 2004. Derivatives business lines were negatively impacted by decreased customer activity due primarily to a lower interest rate environment.

      Foreign Exchange

Although revenue decreased slightly in the third quarter of 2004, the first nine months of 2004 was highlighted by improved foreign currency and banknotes trading results. 2003 trading activity was negatively impacted by the SARS scare and by the war in Iraq. 2004 activity reflects increased levels of customer activity and improved proprietary results.

      Precious Metals

Decreased precious metals trading revenue in the third quarter and the first nine months of 2004 was primarily due to a significant default by a customer in Australia. Partially offsetting the loss in Australia were improved results in other domestic and foreign locations, driven by higher customer activity resulting from enhanced marketing efforts, and by higher proprietary revenue.

Security Gains, Net

The following tables present realized security gains and losses included in the income statement for the three months and nine months ended September 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------
                                                     2004                                  2003
                                      ----------------------------------    ----------------------------------
                                         Gross        Gross          Net       Gross        Gross          Net
                                      Realized     Realized     Realized    Realized     Realized     Realized
                                         Gains     (Losses)        Gains       Gains     (Losses)        Gains
--------------------------------------------------------------------------------------------------------------
                                                                    (in millions)
Three months ended September 30
Net security gains included in:
  Residential mortgage banking
   related revenue .................    $   --       $   --       $   --      $    7       $   --       $    7
  Security gains, net ..............        19           (1)          18           2           --            2
                                        ------       ------       ------      ------       ------       ------
                                        $   19       $   (1)      $   18      $    9       $   --       $    9
                                        ======       ======       ======      ======       ======       ======

Nine months ended September 30
Net security gains included in:
  Residential mortgage banking
   related revenue .................    $    8       $   --       $    8      $   22       $   --       $   22
  Security gains, net ..............        66           (7)          59          57           (6)          51
                                        ------       ------       ------      ------       ------       ------
                                        $   74       $   (7)      $   67      $   79       $   (6)      $   73
                                        ======       ======       ======      ======       ======       ======

Net realized gains on sales of available for sale securities increased $9 million in the third quarter and decreased $6 million in the first nine months of 2004, as compared to the same 2003 periods. Third quarter 2004 activity was highlighted by gains from sale of various debt, equity and asset backed securities, in anticipation of a downturn in long term interest rates. Proceeds of these sales were generally reinvested in U.S. Government agency sponsored securities.

In the first nine months of 2004, security sales volume was significantly lower than the same 2003 period, due to the rising interest rate environment.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2004 and 2003. For presentation purposes, amounts paid to HSBC group entities have been excluded from functional expense categories as included within the consolidated statement of income, and are presented as "HSBC group charges" in the table below.

-------------------------------------------------------------------------------------------
                                                                        Increase (Decrease)
                                                                       --------------------
Three months ended September 30                   2004        2003      Amount            %
-------------------------------------------------------------------------------------------
                                                                (in millions)
Salaries and employee benefits .............   $   219     $   291     $   (72)       (24.7)
Occupancy expense, net .....................        43          42           1          2.4
Other expenses:
  Equipment and software ...................        26          38         (12)       (31.6)
  Marketing ................................        13          10           3         30.0
  Outside services .........................        24          30          (6)       (20.0)
  Professional fees ........................        14          18          (4)       (22.2)
  Telecommunications .......................         4          11          (7)       (63.6)
  Postage, printing and office supplies ....         6           7          (1)       (14.3)
  Insurance business .......................         6           9          (3)       (33.3)
  HSBC group charges .......................        99          42          57        135.7
  Other ....................................        26          25           1          4.0
                                               -------     -------     -------      -------
  Total other expenses .....................       218         190          28         14.7
                                               -------     -------     -------      -------
Total operating expenses ...................   $   480     $   523     $   (43)        (8.2)
                                               =======     =======     =======      =======
Personnel - average number .................    11,108      13,466      (2,358)       (17.5)

--------------------------------------------------------------------------------------------
                                                                        Increase (Decrease)
                                                                       ---------------------
Nine months ended September 30                    2004        2003      Amount            %
--------------------------------------------------------------------------------------------
                                                               (in millions)
Salaries and employee benefits .............   $   714     $   851     $  (137)       (16.1)
Occupancy expense, net .....................       124         121           3          2.5
Other expenses:
  Equipment and software ...................        83         106         (23)       (21.7)
  Marketing ................................        34          30           4         13.3
  Outside services .........................        74          81          (7)        (8.6)
  Professional fees ........................        35          41          (6)       (14.6)
  Telecommunications .......................        13          30         (17)       (56.7)
  Postage, printing and office supplies ....        18          22          (4)       (18.2)
  Insurance business .......................        17          25          (8)       (32.0)
  HSBC group charges .......................       291         103         188        182.5
  Other ....................................        86          90          (4)        (4.4)
                                               -------     -------     -------      -------
  Total other expenses .....................       651         528         123         23.3
                                               -------     -------     -------      -------
Total operating expenses ...................   $ 1,489     $ 1,500     $   (11)         (.7)
                                               =======     =======     =======      =======
Personnel - average number .................    11,634      13,513      (1,879)       (13.9)

All increases and decreases referred to below for the third quarter and the first nine months of 2004 represent comparisons with the same 2003 periods.

      Overview

Total operating expenses decreased $43 million (8%) in the third quarter and decreased $11 million (1%) in the first nine months of 2004. Increases in various HSBC group charges were offset by a decrease in salaries and employee benefits, and by general decreases in several other expense categories.

During 2003, certain equipment finance, commercial finance and U.S. factoring businesses were sold. In addition, during 2004, certain domestic and foreign operations were sold or transferred to affiliated HSBC group entities at fair value. These transactions effectively decreased operating expenses by approximately $36 million and $52 million in the third quarter and the first nine months of 2004, respectively.

HSBC group charges include amounts paid to various HSBC group entities for information technology, loan origination and servicing, administrative and other operational support. During 2003 and into 2004, HSBC instituted certain organizational changes that resulted in employees and other aspects of operations being transferred to other HSBC group entities in North America. These other HSBC group entities in turn charge for services in accordance with service level agreements. These organizational changes have impacted the amounts recorded in various functional expense categories included in operating expenses on the consolidated statement of income. Direct expenses previously recorded in "salaries and employee benefits" and "occupancy expense, net" on the consolidated statement of income for 2003 are now recorded in "other expenses" for 2004. As a result, in the preceding table, the increase in HSBC group charges, as well as the decreases for salaries and employee benefits, equipment and software, and telecommunications expenses, primarily resulted from these organizational changes. Additional details regarding HSBC group charges are presented in Note 9 of the consolidated financial statements on pages 13 through 15 of this Form 10-Q.

Total other expenses have increased in the first nine months of 2004 primarily due to increased charges by affiliated HSBC group entities for technology related, debt underwriting, broker-dealer, loan origination and servicing and other administrative services.

During the remainder of 2004, the Company plans to maintain a relatively flat operating expense base while supporting new business initiatives and developing information systems conversions/upgrades. Continued benefit is expected from expense reduction initiatives, begun in 2003, including Household related synergies and global resourcing.

Ongoing business initiatives for the remainder of 2004 include:

- hiring relationship managers and staff and opening new offices to support commercial middle market, small business and commercial real estate expansion

-     growing the emerging markets derivatives business

-     supporting planned expansion of our corporate investment banking business

-     opening new retail branches in selected growth markets

Increased costs for independent audit fees and costs for implementing a Sarbanes-Oxley Section 404 compliance environment have been recorded in the first nine months of 2004 and are expected to continue through year end.

      Salaries and Employee Benefits

The decrease in salaries and employee benefits in the third quarter and in the first nine months of 2004 was primarily due to the transfer of employees to affiliated HSBC group entities, to sales of various commercial lending business units in 2003, and to the sales or transfers of various subsidiaries to affiliated HSBC entities during 2004, as previously described. Additional decreases in salaries have resulted from ongoing efforts to integrate and centralize operations of various departments with those of Household. As a result of the organizational changes and other efforts, the average number of personnel employed directly by the Company has decreased during 2004, as compared with 2003.

      HSBC Group Charges

Fees are charged by various related HSBC group entities for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. As noted above, a significant number of employees were transferred to these entities during 2004. Fees charged by these entities in accordance with various service level agreements either began on January 1, 2004, or have increased during the year due to expansion of the services they provide. Technology related expenses have increased during 2004 as the Company has continued to upgrade its automated technology environment. Debt underwriting expenses have increased in 2004 due to a significant increase in debt issuances from the Company's new Global Bank Note Program. Origination and servicing expenses have increased due to increased services provided by Household related to residential mortgages and other consumer loans.

Subject to regulatory approval, certain private label credit card receivables are expected to be purchased from Household by year end. Residual interests in certain securitized private label credit card receivable pools will also be acquired. Household will maintain the related customer relationships for the receivables purchased, and charge the Company for ongoing servicing of the accounts. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty.

BUSINESS SEGMENTS

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

The following tables summarize the results for each segment for the three months and nine months ended September 30, 2004 and 2003.

--------------------------------------------------------------------------------------------------------------------------
                                                                      Corporate,
                                             Personal                 Investment
                                            Financial   Commercial   Banking and       Private
                                             Services      Banking       Markets       Banking         Other         Total
--------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Three months ended September 30
2004
  Net interest income (1) ...............   $     379    $     148     $     140     $      34     $      (3)    $     698
  Other revenues ........................         168           42           102            44             6           362
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Total revenues ........................         547          190           242            78             3         1,060
  Operating expenses (2) ................         240           79           106            55            --           480
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Working contribution ..................         307          111           136            23             3           580
  Provision for credit losses (3) .......          24          (13)            6            10            --            27
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Income before income tax expense ......   $     283    $     124     $     130     $      13     $       3     $     553
                                            =========    =========     =========     =========     =========     =========

  Average assets ........................   $  49,490    $  13,855     $  47,294     $   4,261     $     298     $ 115,198
  Average liabilities/equity (4) ........      34,116       14,608        57,682         8,792            --       115,198
  Goodwill at September 30, 2004 (5) ....       1,155          485           631           428            --         2,699

2003
  Net interest income (1) ...............   $     296    $     146     $     162     $      29     $      (4)    $     629
  Other revenues ........................          16           38            90            55             6           205
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Total revenues ........................         312          184           252            84             2           834
  Operating expenses (2) ................         234          117           109            63            --           523
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Working contribution ..................          78           67           143            21             2           311
  Provision for credit losses (3) .......          17           (2)          (10)           (6)           --            (1)
                                            ---------    ---------     ---------     ---------     ---------     ---------
  Income before income tax expense ......   $      61    $      69     $     153     $      27     $       2     $     312
                                            =========    =========     =========     =========     =========     =========

  Average assets ........................   $  28,051    $  14,403     $  46,140     $   2,954     $     281     $  91,829
  Average liabilities/equity (4) ........      31,376       13,483        38,690         8,280            --        91,829
  Goodwill at September 30, 2003 (5) ....       1,223          534           631           428            --         2,816

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

(5) The reduction in goodwill from September 30, 2003 to September 30, 2004 resulted from the sale or transfer of certain domestic and foreign operations during the fourth quarter of 2003 and the first nine months of 2004.

-------------------------------------------------------------------------------------------------------------------
                                                                 Corporate,
                                           Personal              Investment
                                          Financial  Commercial  Banking and      Private
                                           Services     Banking      Markets      Banking        Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)
Nine months ended September 30
2004
  Net interest income (1) .............    $  1,081    $    434     $    439     $     95     $     (8)    $  2,041
  Other revenues ......................         308         126          387          157           17          995
                                           --------    --------     --------     --------     --------     --------
  Total revenues ......................       1,389         560          826          252            9        3,036
  Operating expenses (2) ..............         718         249          346          176           --        1,489
                                           --------    --------     --------     --------     --------     --------
  Working contribution ................         671         311          480           76            9        1,547
  Provision for credit losses (3) .....          69          (8)         (54)          --           --            7
                                           --------    --------     --------     --------     --------     --------
  Income before income tax expense ....    $    602    $    319     $    534     $     76     $      9     $  1,540
                                           ========    ========     ========     ========     ========     ========

  Average assets ......................    $ 42,805    $ 13,500     $ 46,514     $  3,899     $    298     $107,016
  Average liabilities/equity (4) ......      33,060      14,128       50,809        9,019           --      107,016

2003
  Net interest income (1) .............    $    892    $    447     $    467     $     89     $    (12)    $  1,883
  Other revenues ......................         188         117          397          152           19          873
                                           --------    --------     --------     --------     --------     --------
  Total revenues ......................       1,080         564          864          241            7        2,756
  Operating expenses (2) ..............         692         316          311          181           --        1,500
                                           --------    --------     --------     --------     --------     --------
  Working contribution ................         388         248          553           60            7        1,256
  Provision for credit losses (3) .....          51          34            7           (6)          --           86
                                           --------    --------     --------     --------     --------     --------
  Income before income tax expense ....    $    337    $    214     $    546     $     66     $      7     $  1,170
                                           ========    ========     ========     ========     ========     ========

  Average assets ......................    $ 27,950    $ 14,225     $ 45,538     $  2,872     $    281     $ 90,866
  Average liabilities/equity (4) ......      30,913      13,251       38,598        8,104           --       90,866

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

All increases and decreases referred to below for the third quarter and the first nine months of 2004 represent comparisons with the same 2003 periods.

      Personal Financial Services

Income before income tax expense increased $222 million (364%) in the third quarter and increased $265 million (79%) in the first nine months of 2004. For both reporting periods, significant increases in net interest income and other revenues were partially offset by increases in operating expenses and provision for credit losses.

Net interest income increased $83 million (28%) in the third quarter and increased $189 million (21%) in the first nine months of 2004, primarily due to increased residential mortgage and other consumer loan balances. Further analysis of increases in residential mortgage loans and other consumer loans is presented on pages 26-27 of this Form 10-Q.

Other revenues increased $152 million (950%) in the third quarter and increased $120 million (64%) in the first nine months of 2004. Third quarter and nine month 2004 activity was highlighted by a $99 million gain on sale of certain credit card relationships to an affiliated HSBC entity, and a $45 million gain on sale of an equity investment.

Other revenues also include non-interest mortgage banking revenue, which increased by $10 million in the third quarter of 2004 and decreased by $25 million in the first nine months of 2004. Analysis of residential mortgage banking related revenue is presented on pages 31-33 of this Form 10-Q.

Operating expenses increased $6 million (3%) in the third quarter and increased $26 million (4%) in the first nine months of 2004, primarily due to increased salary costs associated with the expansion of the residential mortgage business. The loan origination and servicing workforces have been increased during 2004 to accommodate business growth. Increased technology related costs also have contributed to overall expense increases. Decreases in expenses resulting from sales or transfers of certain subsidiaries to affiliated HSBC group entities during 2004 partially offset the overall expense increases.

The provision for credit losses increased $7 million (41%) in the third quarter and increased $18 million (35%) in the first nine months of 2004, primarily due to increases in the allowance and provision for credit losses associated with the growing residential mortgage portfolio.

      Commercial Banking

Income before income tax expense increased $55 million (80%) in the third quarter and increased $105 million (49%) in the first nine months of 2004.

During 2002 and 2003, certain equipment finance, commercial finance and U.S. factoring business lines were exited or restructured resulting in office closings and sales of customer relationships. Certain receivables associated with these businesses were retained and have been decreasing throughout 2003 and 2004 as balances have run off. As a result of these transactions, reported amounts for the first nine months of 2003 for net interest income, operating expenses, and provision for credit losses all exceeded 2004 amounts.

Net interest income increased $2 million in the third quarter and decreased $13 million in the first nine months of 2004. Excluding the effect of the commercial business sale transactions noted above, net interest income associated with the remaining commercial loan portfolios increased moderately in the third quarter and in the first nine months of 2004. 2004 has been highlighted by increases in commercial loan balances in remaining portfolios as well as increased commercial core deposit balances, especially in downstate New York. More favorable interest spreads associated with growing commercial loans and related core deposit balances also contributed to the overall increase in net interest income.

Operating expenses decreased $38 million (32%) in the third quarter and decreased $67 million (21%) in the first nine months of 2004. Excluding the impact of the commercial business sale transactions noted above, operating expenses associated with remaining commercial lending operations decreased approximately $26 million in the third quarter and decreased approximately $39 million in the first nine months of 2004. The first nine months of 2004 has been highlighted by lower corporate cost allocations for employee benefits and restructuring expenses, and lower allocation of expenses from central units including credit and deposit services.

The provision for credit losses decreased $11 million in the third quarter and decreased $42 million in the first nine months of 2004. Excluding the effect of the commercial business sale transactions noted above, the provision for credit losses associated with the remaining commercial loan portfolios decreased approximately $10 million in the third quarter and decreased approximately $22 million in the first nine months of 2004. The decrease in the provision for credit losses is due to general improvement in commercial credit quality, as evidenced by decreased nonaccruing loan balances, decreased criticized asset balances, decreased charge offs of commercial loan balances, and increased recoveries of commercial loans previously charged off.

      Corporate, Investment Banking and Markets

Income before income tax expense decreased $23 million (15%) in the third quarter and decreased $12 million (2%) in the first nine months of 2004.

Net interest income decreased $22 million (14%) in the third quarter and decreased $28 million (6%) in the first nine months of 2004, primarily due to significantly increased interest paid on growing short-term borrowing and long-term debt balances for both reporting periods. Net interest rate spreads associated with earning assets and paying liabilities also tightened during the third quarter of 2004, contributing to the overall quarter and year-to-date decreases.

Other revenues increased $12 million (13%) in the third quarter of 2004, as increased net gains on sales of available for sale investment securities, and increases in various credit-related and other fees, were partially offset by decreased non-interest trading revenues.

Other revenues decreased $10 million (3%) in the first nine months of 2004. Decreased trading revenues were partially offset by increased gains on sales of securities, and increases in various credit-related and other fees.

Operating expenses decreased $3 million (3%) in the third quarter and increased $35 million (11%) in the first nine months of 2004. Expense increases in the first nine months of 2004 reflect increased technology related costs, increased incentive compensation expenses and increased fees charged by affiliated HSBC group entities for brokerage and underwriting services. Third quarter expenses reflected lower technology expenses and incentive compensation expenses, as compared to previous 2004 quarters, as well as a decrease in the provision for off-balance sheet credit exposures, as compared with the same 2003 quarter.

The provision for credit losses increased $16 million (160%) in the third quarter, but decreased $61 million (871%) in the first nine months of 2004. The year-to-date decrease in the provision reflects continuation of improvement in credit quality associated with commercial loan portfolios, as evidenced by decreased charge offs of loans and increased recoveries of loans previously charged off.

      Private Banking

Income before income tax expense decreased $14 million (52%) in the third quarter, and increased $10 million (15%) in the first nine months of 2004. During the third quarter of 2003, a one time gain was recognized on the sale of private banking operations in a foreign subsidiary of the Bank. In addition, specific loan charge offs increased in the third quarter of 2004, leading to an increase in provision expense.

CREDIT QUALITY

The following table provides a summary of credit quality statistics for the past five quarters.

-----------------------------------------------------------------------------------------------------------------
                                        September 30,       June 30,      March 31,   December 31,  September 30,
                                                 2004           2004           2004           2003           2003
-----------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Nonaccruing loans
  Balance at end of period:
     Commercial .......................      $    160       $    185       $    231       $    235       $    222
     Consumer .........................           114             99             87             93             96
     International ....................            16             15             11             38             30
                                             --------       --------       --------       --------       --------
     Total ............................      $    290       $    299       $    329       $    366       $    348
                                             ========       ========       ========       ========       ========

  As a percent of loans:
     Commercial .......................           .89%          1.11%          1.44%          1.49%          1.29%
     Consumer .........................           .25            .24            .26            .32            .40
     International ....................           .53            .44            .31           1.11            .82
     Total ............................           .43            .48            .63            .76            .77

Criticized assets
  Balance at end of period:
     Special mention ..................      $    734       $    673       $    707       $    618       $    637
     Substandard ......................           383            532            632            682            676
     Doubtful .........................            67             66             87            128            129
                                             --------       --------       --------       --------       --------
     Total ............................      $  1,184       $  1,271       $  1,426       $  1,428       $  1,442
                                             ========       ========       ========       ========       ========

Impaired loans
     Balance at end of period .........      $    252       $    281       $    314       $    267       $    240
     Amount with impairment reserve ...           233            263            296            179            161
     Impairment reserve ...............            38             38             61             86             91

      Overview

Unless otherwise noted, all increases and decreases referred to below for the third quarter and the first nine months of 2004 represent comparisons with the same 2003 periods.

The allowance for credit losses was $340 million at September 30, 2004. The allowance has decreased $59 million (15%) from December 31, 2003, and has decreased $95 million (22%) from September 30, 2003. Reductions in the allowance attributable to domestic commercial loans and loans recorded in foreign offices were partially offset by moderate increases in the allowance attributed to domestic consumer loans. Changes in the allowance for credit losses are summarized in Note 4 of the consolidated financial statements on page 10 of this Form 10-Q.

The provision for credit losses increased $28 million in the third quarter of 2004. Increased provisions were recorded during the quarter for domestic commercial and consumer loan portfolios, as well as for loans in foreign offices.

The provision for credit losses decreased $79 million in the first nine months of 2004. Significantly reduced provisions associated with domestic commercial loan portfolios were partially offset by increases in provisions associated with domestic consumer loan portfolios.

The third quarter and the first nine months of 2004 were highlighted by continued improvement in commercial credit quality, as evidenced by decreased commercial loan charge offs and increased recoveries of commercial loan balances previously charged off.

      Commercial Credit Quality

The allowance for credit losses associated with commercial loan portfolios remained relatively constant during the third quarter of 2004, and has decreased significantly from December 31, 2003 and September 30, 2003 amounts. The provision for credit losses associated with commercial loans also has decreased significantly in the first nine months of 2004. The overall 2004 decreases in the allowance and in the provision for credit losses are due to continued improvement of credit quality associated with commercial loan portfolios, as evidenced by decreased nonaccruing loan balances, decreased criticized asset balances, decreased charge offs of commercial loan balances, and increased recoveries of balances previously charged off. These improvements resulted partially from the strategy to exit various commercial lending relationships, which have not provided acceptable levels of profitability to offset associated credit risk, and partially from continued improvement in economic conditions, which have resulted in pay downs on problem loans and upgrades of criticized assets. The improving economic environment also presented opportunities to sell certain criticized assets during 2004 at favorable prices to third parties resulting in the release of certain loan loss reserves and recoveries of previously recorded charge offs.

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

      Consumer Credit Quality

The allowance for credit losses associated with domestic consumer loan portfolios increased slightly during the third quarter of 2004, continuing a recent trend toward moderate growth in the allowance balance. Increases in the allowance for credit losses and in the provision for credit losses during 2004 were directly attributable to increasing consumer loan balances, particularly residential mortgages. Although nonaccruing consumer loans have increased during 2004, the percentage of nonaccruing loans to total consumer loans has decreased, indicating that the additional loans have not had a significant impact on overall credit quality.

On December 31, 2003 $2.8 billion of residential mortgage loan assets were purchased at fair value from Household. On March 31, 2004, approximately $900 million of additional residential mortgage loan assets at fair value were also purchased from Household. In addition, approximately $2.2 billion of loans have been purchased from originating lenders during the first nine months of 2004 pursuant to a Household correspondent loan program. The purchase of these loans effectively increased the allowance for credit losses by approximately $6 million as of September 30, 2004. Continued utilization of Household services for origination of residential mortgage loans is planned for the remainder of 2004. The credit quality of all such loans will be closely monitored.

Subject to regulatory approval, certain private label credit card receivables are expected to be purchased from Household by year end. Residual interests in certain securitized private label credit card receivable pools will also be acquired. The portfolio to be purchased is considered to be prime credit quality, with receivables originated through more than 60 merchant relationships. Credit losses associated with the portfolio have ranged from 5%-6% over the past few years. Credit losses are expected to improve modestly in future periods due to new credit management initiatives recently implemented by Household. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty. On the date of the transfer, the allowance for credit losses to be transferred from Household will be considered adequate to cover expected losses on the purchased portfolio.

      International Credit Quality

During the first nine months of 2004, the allowance for credit losses, the provision for credit losses, and total nonaccruing loans associated with foreign operations of the Company have all decreased. The transfer of certain foreign operations in Uruguay and Panama to affiliated companies, combined with payments received from customers on certain foreign nonaccruing loans, contributed to the overall decreases.

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

      Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                           2004            2003
--------------------------------------------------------------------------------
                                                           (in millions)
Interest rate:
  Futures and forwards .........................    $    92,743      $   107,646
  Swaps ........................................        979,301          625,670
  Options written ..............................        126,996          161,824
  Options purchased ............................        105,272          197,081
                                                    -----------      -----------
                                                      1,304,312        1,092,221
                                                    -----------      -----------
Foreign exchange:
  Swaps, futures and forwards ..................        205,386          147,741
  Options written ..............................         42,002           16,583
  Options purchased ............................         42,804           16,769
  Spot .........................................         35,443           14,320
                                                    -----------      -----------
                                                        325,635          195,413
                                                    -----------      -----------
Commodities, equities and precious metals:
  Swaps, futures and forwards ..................         40,640           33,897
  Options written ..............................          9,751            7,048
  Options purchased ............................          9,018            7,081
  Credit derivatives ...........................         97,991           31,302
                                                    -----------      -----------
                                                        157,400           79,328
                                                    -----------      -----------
Total ..........................................    $ 1,787,347      $ 1,366,962
                                                    ===========      ===========

      Credit and Market Risk Associated with Derivative Contracts

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties including other HSBC group entities. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

The following table presents credit risk exposure and net fair value associated with derivative contracts. Total fair value of derivative receivables reflects revaluation gains from the "marking to market" of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. The net fair value of all derivative contracts represents the total fair value described above, less the net liability balance representing revaluation losses from the "marking to market" of derivative contracts held for trading purposes.

------------------------------------------------------------------------------------------------
                                                                  September 30,    December 31,
                                                                           2004            2003
------------------------------------------------------------------------------------------------
                                                                           (in millions)
Credit risk exposure associated with derivative contracts:
  Total fair value of derivative receivables ...................      $   7,164       $   7,653
  Collateral held against exposure .............................         (2,027)         (2,580)
                                                                      ---------       ---------
Net credit risk exposure .......................................      $   5,137       $   5,073
                                                                      =========       =========

Net fair value of all derivative contracts .....................      $  (1,165)      $    (566)
                                                                      ---------       ---------

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides information at September 30, 2004 related to the off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 44-45 of the 2003 Form 10-K.

--------------------------------------------------------------------------------------------------------
                                                              One     Over One         Over
                                                             Year      Through         Five
September 30, 2004                                        or Less   Five Years        Years        Total
--------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Standby letters of credit, net of participations ....   $   3,381    $   1,623    $     104    $   5,108(1)
Loan sales with recourse ............................          --            2           10           12(2)
Credit derivative contracts .........................       1,886       45,410        7,567       54,863(3)
Securities lending indemnifications .................       3,717           --           --        3,717
                                                        ---------    ---------    ---------    ---------
Total ...............................................   $   8,984    $  47,035    $   7,681    $  63,700
                                                        =========    =========    =========    =========

(1)   Includes $370 million issued for the benefit of related parties.

(2)   $9 million of this amount is indemnified by third parties.

(3)   Includes $7,529 million issued for the benefit of related parties.

      Standby Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the "stand ready obligation to perform" under these guarantees, amounting to $14 million and $12 million at September 30, 2004 and December 31, 2003 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $25 million at September 30, 2004 and December 31, 2003 respectively.

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

      Securities Lending Indemnifications

The Company may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers are indemnified against the risk of loss, and collateral is obtained from the borrower with a market value exceeding the value of the loaned securities. At September 30, 2004, the fair value of that collateral was approximately $3,803 million.

SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

The provisions of Financial Accounting Standards Board issued Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R) were adopted as of March 31, 2004. At September 30, 2004, none of the Variable Interest Entities (VIEs) that the Company is involved with are required to be consolidated under FIN 46R.

The following table provides information for unconsolidated VIEs at September 30, 2004. Descriptions of these VIE relationships are included in pages 45-47 of the 2003 Form 10-K. During 2004, the Company revised the descriptive titles associated with various VIEs. In the following table, the former titles, as described in the 2003 Form 10-K, are presented parenthetically.

-------------------------------------------------------------------------------------------------------------
                                                                                                      Maximum
                                                                                           Total     Exposure
                                                                                          Assets      to Loss
-------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Asset backed commercial paper conduit (formerly, commercial paper conduit) .........    $  2,524     $  3,900
Securitization vehicles (formerly, trust certificates) .............................       1,092          556
Investment funds (formerly, hedge funds) ...........................................       3,949          103
Capital funding vehicles (formerly, trust preferred securities) ....................       1,105           32
Low income housing tax credits (formerly, investments in limited partnerships) .....         882           71
                                                                                        --------     --------
Total ..............................................................................    $  9,552     $  4,662
                                                                                        ========     ========

CAPITAL

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

--------------------------------------------------------------------------------------------------------
                                                       "Well-Capitalized"   September 30,   December 31,
                                                                 Minimum            2004           2003
--------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
   Company...........................................              10.00%          11.87%          12.42%
   Bank..............................................              10.00           11.69           11.82
Tier 1 capital (to risk weighted assets)
   Company...........................................               6.00            8.00            8.53
   Bank..............................................               6.00            8.49            8.99
Tier 1 capital (to average assets)
   Company...........................................               3.00            5.96            5.87
   Bank..............................................               5.00            6.36            6.22
Tangible common equity (to risk weighted assets)
   Company...........................................                               6.37            6.39
   Bank..............................................                               8.53            9.07

Capital ratios have generally declined in relation to risk-weighted assets during 2004, due primarily to increases in consumer loan balances, off-balance sheet unused loan commitments, and derivatives activity. Tier 1 capital of $400 million was contributed to the Company and the Bank during the third quarter of 2004 in support of continuing growth in risk-weighted assets. Capital ratios are expected to remain substantially in excess of "well-capitalized" minimums in support of continued on-balance sheet and off-balance sheet growth planned for the remainder of 2004 and for 2005.

RISK MANAGEMENT

      Liquidity Management

The approach to address liquidity risk and to meet funding requirements is summarized on pages 51-53 of the 2003 Form 10-K. During 2004, the Company's liquidity management approach was supplemented by increased long-term debt issuances to third parties, and potential asset sales (i.e. residential mortgage loans) in liquidity contingency plans. In addition, the Company is now planning its funding and liquidity management in conjunction with Household, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company.

In October 2004, Moody's Investors Service (Moody's) raised the long-term credit rating for the Company from A1 to Aa3. During the third quarter, Moody's raised the long-term credit rating for the Bank from Aa3 to Aa2 and Fitch Ratings raised the long-term credit rating from AA- to AA for both the Company and Bank. The long-term credit ratings from Standard & Poors are unchanged from December 31, 2003.

The Company and the Bank periodically issue debt instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. See Note 7 to the financial statements on pages 12 and 13 of this Form 10-Q for an analysis of 2004 long-term debt activity. In June 2004, the Bank finalized a $10 billion Global Bank Note Program for the issuance of subordinated and senior global notes. In September 2004, this program was expanded to $20 billion to allow for further opportunity to access the market for longer term funding of anticipated balance sheet growth. Through September 30, 2004, approximately $6.5 billion of debt has been issued from this program. In October 2004, an additional $209 million of senior notes and $1 billion of subordinated notes were issued under the program.

During the third quarter of 2004, the Company increased its short-term borrowings from affiliated HSBC entities and from the Federal Home Loan Bank
(FHLB) by approximately $1.6 billion and $2.5 billion, respectively.

Subject to regulatory approvals, private label credit card receivables of approximately $12 billion are expected to be purchased from Household by year end. Residual interests in securitized private label credit card receivables pools of approximately $3 billion will also be acquired. The timing of regulatory approval, and therefore the timing of the asset transfers, cannot be predicted with any degree of certainty. The portfolio purchase will be funded through a variety of sources, including new deposit growth, asset securitizations, borrowings from other Group affiliates, borrowings from the FHLB, debt issuances from the Global Bank Note Program, and short-term wholesale markets.

      Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of the Company's assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 53-56 of the 2003 Form 10-K. During the first nine months of 2004, there were no significant changes in policies or approach for managing interest rate risk.

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

The following table reflects the PVBP position at September 30, 2004.

-------------------------------------------------------------------------------
                                                             September 30, 2004
                                                                         Values
-------------------------------------------------------------------------------
                                                                  (in millions)
Institutional PVBP movement limit .......................      +/-       $  5.0
PVBP position at period end..............................                   (.1)

In November 2004, the institutional PVBP movement limit was increased to $6.5 million.

      Capital at Risk

The Company also monitors capital at risk, which is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease.

The following table reflects the capital at risk position at September 30, 2004.

------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30, 2004
                                                                                                                  Values
------------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit........................................................      +/-       10.0%
Projected change in value resulting from a gradual 200 basis point increase in interest rates.......                (6.5)
Projected change in value resulting from a gradual 100 basis point decrease in interest rates.......                (5.3)

The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

      Dynamic Simulation Modeling

In addition to the previously mentioned limits, the Asset and Liability Policy Committee (ALCO) uses various modeling techniques to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as scenarios in which rates rise or fall by 200 basis points over a twelve month period.

The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  September 30, 2004 Values
                                                                                                 ---------------------------
                                                                                                        Amount             %
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Projected change in net interest income (reflects projected rate movements on
October 1, 2004):
   Institutional base earnings movement limit..................................................                     +/-   10
   Change resulting from a gradual 200 basis point increase in the yield curve ................        $    (2)           (3)
   Change resulting from a gradual 200 basis point decrease in the yield curve ................            182            (7)

Other significant scenarios monitored (reflects projected rate movements on October 1, 2004):
   Change resulting from an immediate 100 basis point increase in the yield curve .............            (22)
   Change resulting from an immediate 100 basis point decrease in the yield curve .............            (59)
   Change resulting from an immediate 200 basis point increase in the yield curve .............            (96)
   Change resulting from an immediate 200 basis point decrease in the yield curve .............           (211)
   Change resulting from an immediate 75-100 basis point decrease in long term rates, and
    a decrease of 50 basis points in short-term rates..........................................           (102)
   Change resulting from an immediate 100 basis point increase in short-term rates.............           (120)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

      Capital Risk

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders' equity. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2004, the Company had an available for sale securities portfolio of approximately $15 billion with a net positive mark to market of $18 million included in tangible common equity of $5 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $105 million to a net loss of $87 million with the following results on the tangible capital ratios.

------------------------------------------------------------------------------------------
                                                                     Proforma - Reflecting
                                                                           25 Basis Points
September 30, 2004                                        Actual         Increase in Rates
------------------------------------------------------------------------------------------
Tangible common equity to tangible assets............       4.51%                     4.46%
Tangible common equity to risk weighted assets.......       6.37                      6.28

      Value at Risk (VAR)

VAR analysis is also used to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. The approach toward using VAR to measure interest rate risk is summarized on pages 55-56 of the Company's 2003 Form 10-K.

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

      Trading Activities - Treasury

      Value at Risk

Value at Risk (VAR) analysis is relied upon as a basis for quantifying and managing risks associated with the Treasury trading portfolios. Such analysis is based upon the following two general principles.

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

The following table summarizes trading VAR for 2004, assuming a 99% confidence level for 500 business days and a 10 day "holding period".

----------------------------------------------------------------------------------------------------
                                                Three Months Ended September 30, 2004
                           September 30,        -------------------------------------   December 31,
                                    2004        Minimum        Maximum        Average           2003
----------------------------------------------------------------------------------------------------
                                                            (in millions)
Total trading ..........          $   62         $   26         $   69         $   43         $   23
Commodities ............               1              1             14              4             --
Credit derivatives .....              20              3             20              4              4
Equities ...............              --             --              1              1              1
Foreign exchange .......              10              1             11              4             11
Interest rate ..........              36              8             61             37             16

      Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities during 2004. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the third quarter of 2004 gain (loss) data shows that the largest daily gain was $6 million and the largest daily loss was $11 million. Analysis of the first nine months of 2004 gain (loss) data shows that the largest daily gain was $12 million and the largest daily loss was $11 million.

-------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004
-------------------------------------------------------------------------------------------------------------
  Ranges of daily Treasury trading revenue
   earned from market risk-related activities
                                                       Below   $(2) to     $0 to     $2 to     $4 to     Over
  (in millions)                                         $(2)        $0        $2        $4        $6       $6
  Number of trading days market risk-related
   revenue was within the stated range............         4        11        28        13         7        1

-------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004
-------------------------------------------------------------------------------------------------------------
  Ranges of daily Treasury trading revenue
   earned from market risk-related activities
                                                     Below     $(2) to     $0 to     $2 to     $4 to     Over
  (in millions)                                       $(2)          $0        $2        $4        $6       $6
  Number of trading days market risk-related
   revenue was within the stated range............       8          39        66        43        23       9`

      Trading Activities - Mortgage Banking

Mortgage servicing rights (MSRs) are assets that represent the present value of net servicing income (servicing fees, ancillary income, escrow and deposit float, and net of servicing costs). MSRs are recognized upon the sale of the underlying loans or at the time that servicing rights are purchased. MSRs are subject to interest rate risk, in that their value will decline as a result of actual and expected acceleration of prepayment of the underlying loans in a falling interest rate environment.

Interest rate risk is mitigated through an active hedging program that uses available for sale (AFS) securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques.

A review of the Company's MSRs hedging program was conducted in light of the unprecedented market conditions of 2003. This was to ensure that a program is in place to support anticipated business growth while at the same time limiting volatility in the mortgage banking results. Existing risk limits were revised and additional risk limits were established for hedging of economic losses.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

-----------------------------------------------------------------------------------------------------------
                                                                                 September 30, 2004 Values
                                                                                 -------------------------
                                                                                        Amount           %
----------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2004):
   Value of hedged MSRs portfolio..............................................        $  336
   Change resulting from an immediate 50 bp decrease in the yield curve:
       Change limit............................................................                       <- 4
       Calculated change in net market value...................................              2         + 1
   Change resulting from an immediate 50 bp increase in the yield curve:
       Change limit............................................................                       <- 2
       Calculated change in net market value...................................              3         + 1
   Change resulting from an immediate 100 bp increase in the yield curve:
       Change limit............................................................                       <- 3
       Calculated change in net market value...................................              6         + 2

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

-------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004
-------------------------------------------------------------------------------------------------------
  Ranges of mortgage trading revenue earned
   from market risk-related activities
                                                        Below     $(5) to     $0 to      $5 to     Over
  (in millions)                                          $(5)          $0        $5        $10      $10
  Number of trading weeks market risk-related
   revenue was within the stated range..............        2           4         3          5        1

-------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004
-------------------------------------------------------------------------------------------------------
  Ranges of mortgage trading revenue earned
   from market risk-related activities
                                                        Below     $(5) to     $0 to      $5 to     Over
  (in millions)                                          $(5)          $0        $5        $10      $10
  Number of trading weeks market risk-related
   revenue was within the stated range..............       10          11        11          8        3

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Disclosure Committee has designated a preparation working group that is responsible for providing and/or reviewing the detail supporting financial disclosures including the development of appropriate forward-looking disclosures.

The Company's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, the Company's disclosure controls and procedures were effective as of September 30, 2004 and that those controls and procedures support the disclosures in this document. During the nine months ended September 30, 2004, there were no material changes in the Company's internal controls over financial reporting.

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

      Item 5 - Other Information

            As approved by the Audit and Examining Committee of the Board of Directors, the Company has engaged KPMG to perform certain non-audit services during 2004, including tax compliance and consultation services, litigation support services and general accounting consultation services.

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

                  31.1  Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HSBC USA Inc.
                                          (Registrant)

Date:  November 15, 2004                  /s/ Joseph R. Simpson
                                          --------------------------------------
                                          Joseph R. Simpson
                                          Senior Vice President & Controller
                                          (On behalf of Registrant and
                                          as Chief Accounting Officer)