Form 10-K
period 2004-12-31
HSBC USA INC /MD/
filed 2005-02-28
CIK 83246

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2004

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

                            Yes |X|                No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

At February 28, 2005, all voting stock (706 shares of Common Stock $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.

                            Yes |_|                No |X|

Documents incorporated by reference: None

================================================================================

                                  HSBC USA Inc.
                                    Form 10-K

TABLE OF CONTENTS

Part I
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                            Page
Item 1.    Business
               History ..................................................................................................      4
               2004 Developments.........................................................................................      4
               Description of Business Segments..........................................................................      5
               Geographic Distribution of Assets and Earnings............................................................      6
               Regulation, Supervision and Capital.......................................................................      6
               Competition...............................................................................................      9
               Corporate Governance......................................................................................      9
               Cautionary Statement On Forward-Looking Statements........................................................     10
               Statistical Disclosure by Bank Holding Companies:
                   Average Balance Sheets and Interest Earned and Paid...................................................     66
                   Changes in Interest Income and Expense Attributable to Changes in Rate and
                     Volume..............................................................................................     21
                   Securities Portfolios.................................................................................     84
                   Loans Outstanding:
                       Composition and Maturities........................................................................  18-19
                       Risk Elements in the Loan Portfolio...............................................................  37-40
                   Summary of Loan Loss Experience.......................................................................     41
                   Deposits..............................................................................................     90
                   Short-Term Borrowings.................................................................................     90
Item 2.    Properties....................................................................................................     11
Item 3.    Legal Proceedings.............................................................................................     11
Item 4.    Submission of Matters to a Vote of Security Holders...........................................................     11

Part II
--------------------------------------------------------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.....................................     11
Item 6.    Selected Financial Data.......................................................................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
               Executive Overview........................................................................................     13
               Critical Accounting Policies..............................................................................     15
               Balance Sheet Review......................................................................................     18
               Results of Operations.....................................................................................     21
               Business Segments.........................................................................................     33
               Credit Quality............................................................................................     37
               Off-Balance Sheet Arrangements and Contractual Obligations................................................     43
               Risk Management...........................................................................................     45
               Glossary of Terms.........................................................................................     60
               Reporting to Parent Company in the U.K....................................................................     62
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................................     65
Item 8.    Financial Statements and Supplementary Data...................................................................     68
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................    118
Item 9A.   Controls and Procedures.......................................................................................    118

Part III
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Page
Item 10.    Directors and Executive Officers of the Registrant................................................           119
Item 11.    Executive Compensation............................................................................           123
Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................           127
Item 13.    Certain Relationships and Related Transactions....................................................           128
Item 14.    Principal Accounting Fees and Services............................................................           129

Part IV
----------------------------------------------------------------------------------------------------------------------------

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................           130

P A R T  I
-------------------------------------------------------------------------------

Item 1. Business
-------------------------------------------------------------------------------

History

HSBC USA Inc., incorporated under the laws of Maryland, is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. HSBC USA Inc. and its subsidiaries are collectively referred to as "HUSI". HUSI's origin was in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. (Marine). In 1980, The Hongkong and Shanghai Banking Corporation (now HSBC Holdings plc, hereinafter referred to as "HSBC") acquired 51% of the common stock of Marine and the remaining 49% of common stock in 1987. In December 1999, HSBC acquired Republic New York Corporation (Republic) and merged it with HUSI. At the merger date, Republic and HUSI had total assets of approximately $47 billion and $43 billion respectively. HSBC is one of the largest banking and financial services organizations in the world.

Effective January 1, 2004, HSBC created a new North American organizational structure with HSBC North America Holdings Inc. (HNAH) as the top-tier United States (U.S.) bank holding company. HNAH's principal subsidiaries include a U.S. bank holding company, HSBC North America Inc. (HNAI), a Canadian banking subsidiary, HSBC Bank Canada, a consumer finance holding company, HSBC Finance Corporation (formerly Household International, Inc.), a holding company for investment banking and markets subsidiaries, HSBC Markets (USA) Inc. (HSBC Markets), and a provider of information technology services, HSBC Technology & Services (USA) Inc. (HTSU). HUSI, a wholly owned subsidiary of HNAI, routinely conducts transactions with HSBC Finance Corporation, HSBC Markets and HTSU in the normal course of business.

At December 31, 2004, HUSI had total assets of approximately $141 billion and approximately 10,800 full and part time employees. HUSI is among the 10 largest U.S. bank holding companies ranked by assets. HUSI's principal subsidiary is HSBC Bank USA, National Association (HBUS), which had total assets of approximately $138 billion and total deposits of approximately $81 billion at December 31, 2004.

HUSI offers a full range of traditional commercial banking products and services to individuals, including high net worth individuals, small businesses, corporations, institutions and governments. Through its affiliation with HSBC, HUSI also offers its three million customers access to global markets and services. In turn, HUSI plays a role in the delivery and processing of other HSBC products. HUSI also has mortgage banking operations, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients' needs as well as for proprietary purposes.

HBUS's domestic operations are primarily in New York State. It also has banking branch offices and/or representative offices in Florida, California, Pennsylvania, Oregon, Washington, Delaware, Massachusetts, and Washington, D.C. In addition to its domestic offices, HBUS maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, Australia and Canada.

2004 Developments

On July 1, 2004, HUSI consolidated its banking operations under a single national charter, following approval from the Office of the Comptroller of the Currency (the OCC). The national charter enables HBUS to serve its customers more efficiently and effectively across the U.S., as well as provide an expanded range of products. It also enables HBUS to operate on the same competitive footing as other major U.S. banks.

In March 2003, HSBC completed its acquisition of Household International, Inc. In December 2004, Household International, Inc. changed its legal name to HSBC Finance Corporation. As a result of the acquisition, HUSI and HSBC Finance Corporation have been working together to identify synergies in products and processes. Synergies have been achieved in loan origination and servicing, card processing, IT contingency rationalization, purchasing, call center cooperation, the shared use of HSBC's service centers, and the consolidation of certain administrative functions. In addition, HSBC Finance Corporation's credit scoring and data-mining technology has been made available to HUSI. HUSI and HSBC Finance Corporation will continue to work cooperatively on product offerings and back-office operations.

During 2004, HUSI purchased approximately $17 billion of loans from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. The most significant of these transactions was the acquisition of approximately $12 billion of private label loans and retained interests in another $3 billion of securitized trusts (the private label loan portfolio). Details of these and other transactions with HSBC Finance Corporation are presented in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K.

During 2004, HSBC integrated certain North American and Latin American operations through changes to its organization structure. These organizational changes are further described in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K.

2004 was also highlighted by significant growth in residential mortgage loan balances, which increased approximately 78% to $47 billion at December 31, 2004. HUSI continued the general strategy begun in 2003 to retain variable rate residential mortgages on the balance sheet, while selling fixed rate mortgages to government agencies. Prior to 2004, the interest rate environment generally caused customers to favor originations of fixed rate loans. In 2004, customers generally favored variable rate products. In addition, HUSI continues to acquire residential mortgages from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

Description of Business Segments

HUSI has four distinct segments that it utilizes for management reporting and analysis purposes, which are consistent with the line of business groupings used by HSBC. The segments are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs.

      The Personal Financial Services (PFS) Segment

This segment provides a broad range of financial products and services including installment and revolving term loans, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through the branch banking network. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

This segment also includes residential mortgage loans, credit card receivables, other consumer loans and retained interests in securitized trusts purchased from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs in 2003 and 2004.

      The Commercial Banking (CMB) Segment

This segment provides loan and deposit products to small businesses and middle-market corporations including specialized products such as real estate financing. Various credit and trade related products are also offered such as standby facilities, performance guarantees and acceptances. These products and services are offered through multiple delivery systems, including the branch banking network.

      The Corporate, Investment Banking and Markets (CIBM) Segment

This segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IBM). CIB provides deposit and lending functionality to large and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided by CIB to large corporate entities. The IBM component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manage interest rate risk and capital at risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

      The Private Banking (PB) Segment

This segment offers a full range of services for high net worth domestic and foreign individuals including deposit, lending, trading, trust, branch services, mutual funds, insurance and investment management.

      Other Segment

This segment includes equity investments in Wells Fargo HSBC Trade Bank N.A. and HSBC Republic Bank (Suisse) S.A.

Operating results by business segment are presented on pages 33-36 of this Form 10-K.

Geographic Distribution of Assets and Earnings

HUSI's foreign operations represented less than 7% of HUSI's consolidated total assets at December 31, 2004 and 2003, and less than 5% of consolidated income before income tax expense for 2004, 2003 and 2002.

Regulation, Supervision and Capital

Through June 30, 2004, HUSI and HBUS were supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve). Effective July 1, 2004, HBUS became a nationally chartered bank and is primarily supervised by the OCC. HUSI, as a bank holding company, continues to be supervised by the Federal Reserve. HUSI and HBUS are subject to banking laws and regulations which place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates. The deposits of HBUS are insured by the Federal Deposit Insurance Corporation
(FDIC) and HBUS is thereby subject to relevant FDIC regulations.

HBUS is required to maintain noninterest bearing cash reserves with the Federal Reserve Bank. HBUS's reserves averaged $730 million in 2004 and $578 million in 2003.

HUSI and HBUS are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

HUSI's capital resources are summarized on page 20 of this Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations). The following table presents the capital ratios of HUSI and HBUS, calculated in accordance with banking regulations. To be categorized as "well capitalized", a banking institution must have the minimum ratios reflected in the table and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels. Capital amounts and ratios for HUSI and HBUS were as follows.

-----------------------------------------------------------------------------------------------------------------------------------
                                                          2004                                              2003
                                      ------------------------------------------        -------------------------------------------
                                          Capital    Well-Capitalized    Actual            Capital    Well-Capitalized    Actual
December 31                                Amount       Minimum Ratio     Ratio             Amount       Minimum Ratio     Ratio
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Total capital (to risk weighted
  assets):
      HUSI .........................   $   13,496         10.00%          12.53%         $   7,816          10.00%         12.42%
      HBUS .........................       13,270         10.00           12.46              7,325          10.00          11.82
Tier 1 capital (to risk weighted
  assets):
      HUSI .........................        8,983          6.00            8.34              5,366           6.00           8.53
      HBUS .........................        9,219          6.00            8.66              5,572           6.00           8.99
Tier 1 capital (to average
  assets):
      HUSI .........................        8,983          3.00            7.20              5,366           3.00           5.87
      HBUS .........................        9,219          5.00            7.51              5,572           5.00           6.22
Tangible common equity
  (to risk weighted assets):
      HUSI .........................        7,611                          7.05              4,022                          6.39
      HBUS .........................        9,249                          8.73              5,621                          9.07
Risk weighted assets:
      HUSI .........................      107,696                                           62,945
      HBUS .........................      106,470                                           61,973

The following table presents the components of HUSI's risk-based capital.

----------------------------------------------------------------------------------------------------------------------------
December 31                                                                                          2004               2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in millions)
Tier 1 Capital:
      Common shareholder's equity ........................................................     $   10,366          $   6,962
      Preferred stock.....................................................................            375                375
      Minority interest (primarily trust preferred securities) ...........................          1,029              1,025
      Goodwill, identifiable intangibles and other direct deductions from capital.........         (2,771)            (2,881)
      Other Tier 1 adjustments............................................................            (16)              (115)
                                                                                               ----------          ---------
      Tier 1 capital......................................................................          8,983              5,366
                                                                                               ----------          ---------

Tier 2 Capital:
      Long-term debt and other instruments qualifying as Tier 2 capital...................          3,621              1,993
      Qualifying aggregate allowance for credit losses....................................            872                437
      Other Tier 2 components.............................................................             20                 20
                                                                                               ----------          ---------
      Tier 2 capital......................................................................          4,513              2,450
                                                                                               ----------          ---------

Total capital.............................................................................     $   13,496          $   7,816
                                                                                               ==========          =========

From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets. A new capital adequacy framework has been proposed by U.S. regulators for implementation by January 1, 2008, as further described below under "Basel Capital Standards".

HBUS is subject to risk-based assessments from the FDIC, the U.S. Government agency that insures deposits in HBUS to a maximum of $100,000 per domestic depositor. Depository institutions subject to assessment are categorized based on capital ratios and other factors, with those in the highest rated categories paying no assessments. Because of its standing as a "well-capitalized", financially sound institution, HBUS has not been assessed by the FDIC in the past three years.

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The FICO assessment rate in effect at December 31, 2004 was 1.46 percent of assessable deposits. The FICO assessment rate is adjusted quarterly. HBUS is subject to a quarterly FICO premium.

The USA Patriot Act (the Patriot Act), effective October 26, 2001, imposed significant record keeping and customer identity requirements, expanded the government's powers to freeze or confiscate assets and increased the available penalties that may be assessed against financial institutions for violation of the requirements of the Patriot Act intended to detect and deter money laundering. The Patriot Act required the U.S. Treasury Secretary to develop and adopt final regulations with regard to the anti-money laundering compliance obligations on financial institutions (a term which includes insured U.S. depository institutions, U.S. branches and agencies of foreign banks, U.S. broker-dealers and numerous other entities). The U.S. Treasury Secretary delegated certain authority to a bureau of the U.S. Treasury Department known as the Financial Crimes Enforcement Network (FinCEN).

Many of the new anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HBUS under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve new compliance obligations. The Patriot Act and other recent events have resulted in heightened scrutiny of Bank Secrecy Act and anti-money laundering compliance programs by the federal and state bank regulators. On April 30, 2003, HBUS entered into a written agreement with the Federal Reserve Bank of New York and the New York State Banking Department to enhance its compliance with anti-money laundering requirements. Due to the change in primary regulators in 2004, this agreement is now subject to enforcement by the OCC. HBUS has increased compliance staff and has implemented certain improvements in its compliance, reporting, and review systems and procedures.

      Basel Capital Standards

In June 2004, the Basel Committee on Banking Supervision (Basel) published a revised capital adequacy framework for complex and internationally active banks. The framework (Basel II) is now being considered by U.S. regulatory agencies, including the Federal Reserve and the OCC. The U.S. regulatory agencies expect to publish a notice of proposed rulemaking regarding new capital adequacy regulations based on Basel II by mid-year 2005, followed by the final rules sometime in 2006. The earliest that banks may adopt the new rules is January 1, 2008.

In 2004, HSBC was advised by the U.S. regulatory agencies that HNAH and its subsidiaries, including HUSI and HBUS, are considered to be mandatory participants in the new capital framework. HNAH and HUSI have established comprehensive Basel implementation project teams comprised of risk management specialists representing all risk disciplines. HUSI currently anticipates full implementation of Basel standards by January 1, 2008.

      Sarbanes-Oxley Act of 2002, Section 404 Compliance

As an SEC registrant of public debt and preferred shares HUSI is required to comply with the Sarbanes-Oxley Act of 2002 (the Act). Section 404 of the Act (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. HUSI is required to comply with Section 404 of the Act for the fiscal year ending December 31, 2005.

HUSI has adopted the framework of financial reporting assertions established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as the basis for the risk assessment process. Certain other financial reporting risk assessment factors have been added to the COSO framework to ensure adequate coverage of safeguarding of assets and anti-fraud risks.

Competition

The Gramm-Leach-Bliley Act of 1999 (GLB Act), effective March 11, 2000, eliminated many of the regulatory restrictions on providing financial services. The GLB Act allows for financial institutions and other providers of financial products to enter into combinations that permit a single organization to offer a complete line of financial products and services. Therefore, HUSI and its subsidiaries face intense competition in all of the markets they serve, competing with both other financial institutions and non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies.

Following the enactment of the GLB Act, HUSI elected to be treated as a financial holding company (FHC). As an FHC, HUSI's activities in the U.S. have been expanded enabling it to offer a more complete line of products and services. HUSI's ability to engage in expanded financial activities as an FHC depends upon its meeting certain criteria, including requirements that its U.S. depository institution subsidiary, HBUS, and its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank N.A., be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not timely corrected, the Federal Reserve Board may require an FHC to divest its control of any subsidiary depository institution or to cease to engage in certain financial activities. As of December 31, 2004, no known deficiencies exist, and HUSI is not subject to limitations or penalties relative to its status as an FHC.

Corporate Governance

HUSI is committed to high standards of corporate governance. Governance standards, together with the charters of committees of the Board of Directors, provide the framework for the corporate governance of HUSI. HUSI's Board of Directors has three primary committees to assist with corporate oversight responsibilities.

o     Audit and Examining Committee - This committee's primary duties are to:

      (1) monitor the integrity of HUSI's financial reporting processes and systems of internal controls regarding finance, accounting, and legal compliance;

      (2) monitor the independence and performance of HUSI's internal and independent auditor; and

      (3) provide an avenue of communication among the independent auditor, management, the internal auditors, and the Board of Directors.

o Human Resources Committee - This committee's primary duties are to review and make recommendations with respect to the appointment and compensation of such officers and employees as the Board by resolution shall from time to time determine, including incentive compensation programs, and to counsel management with respect to general human resources related matters.

o Fiduciary Committee - This committee's primary duties are to review matters related to HUSI's responsibilities to its customers, employees and the communities it serves.

The annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as filed with the Securities and Exchange Commission (the
SEC), are available on HUSI's website at www.us.hsbc.com.

Cautionary Statement On Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements may be made in future filings with the SEC, in press releases, or in oral or written presentations by representatives of HUSI that are not statements of historical fact and may also constitute forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to our future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on current views and assumptions and speak only as of the date they are made. HUSI undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

The important factors, many of which are out of HUSI's control, which could affect our actual results and could cause results to vary materially from those expressed in public statements or documents are:

o     changes in laws and regulations;

o increased competition which may impact the terms, rates, costs or profits historically included in the products offered by HUSI;

o changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;

o changes to operational practices from time to time or changes to our customer account management policies and practices and risk management/collection practices;

o changes in overall economic conditions, including the interest rate environment in which HUSI operates, the capital markets in which HUSI funds its operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

o consumer perception of the availability of credit, including price competition in the market segments targeted and the ramifications or ease of filing for personal bankruptcy;

o the effectiveness of models or programs to predict loan delinquency or loss, initiatives to improve collections in all business areas, and changes made from time to time in these models, programs and initiatives;

o continued consumer acceptance of HUSI's distribution systems and demand for HUSI's loan or insurance products;

o changes associated with, as well as the difficulty in, integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HUSI;

o a reduction of our debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below our current rating;

o the costs, effects and outcomes of regulatory reviews or litigation relating to the business practices or policies of any of our business units, including, but not limited to, additional compliance requirements;

o increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;

o the costs, effects and outcomes of any litigation matter that is determined adversely to HUSI or its businesses;

o the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of HUSI's businesses;

o the inability of HUSI to manage any or all of the foregoing risks as well as anticipated.

Item 2. Properties
--------------------------------------------------------------------------------

The principal executive offices of HUSI are located at 452 Fifth Avenue, New York, New York 10018, which is owned by HBUS. The main office of HBUS is located at 1105 N. Market Street, Wilmington, Delaware 19801 and the principal executive offices of HBUS are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. HBUS has more than 380 other banking offices in New York State located in 46 counties, eleven branches in Florida, eight branches in California, three branches in Washington, D.C. and one branch each in Pennsylvania, Oregon, Washington and Delaware. Approximately 39% of these offices are located in buildings owned by HBUS and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which is materially important to the respective activities. HBUS also owns properties in: Montevideo, Uruguay; Punta del Este, Uruguay; and Buenos Aires, Argentina.

Item 3. Legal Proceedings
--------------------------------------------------------------------------------

HUSI's legal proceedings are summarized in Note 23 of the consolidated financial statements on page 106 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Omitted.

P A R T  II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------------

All 706 shares of HUSI's outstanding stock are owned by HSBC North America Inc., an indirect subsidiary of HNAH. Consequently, there is no public market in HUSI's common stock.

Item 6. Selected Financial Data
--------------------------------------------------------------------------------

Year Ended December 31                                      2004             2003             2002             2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Net interest income................................   $    2,741        $   2,510        $   2,376        $   2,265       $   2,119
                                                      ----------        ---------        ---------        ---------       ---------
Trading revenues ..................................          288              291              130              255             140
Residential mortgage banking revenue
  (expense)........................................         (120)            (102)              24               33               -
Securities gains, net..............................           85               48              118              149              29
Other income.......................................        1,066              917              787              659             664
                                                      ----------        ---------        ---------        ---------       ---------
Total other revenues...............................        1,319            1,154            1,059            1,096             833
                                                      ----------        ---------        ---------        ---------       ---------
Goodwill amortization..............................           --               --               --              176             176
Princeton Note Matter..............................           --               --               --              575              --
Operating expenses.................................        2,101            2,040            1,875            1,792           1,730
Provision for credit losses........................          (17)             113              195              238             138
                                                      ----------        ---------        ---------        ---------       ---------
Income before income tax expense and
  cumulative effect of accounting change...........        1,976            1,511            1,365              580             908
Income tax expense.................................          718              570              510              226             339
                                                      ----------        ---------        ---------        ---------       ---------
Income before cumulative effect of
  accounting change................................        1,258              941              855              354             569
                                                      ----------        ---------        ---------        ---------       ---------
Cumulative effect of accounting change -
  implementation of SFAS 133, net of tax...........           --               --               --               (1)             --
                                                      ----------        ---------        ---------        ---------       ---------
Net income.........................................   $    1,258        $     941        $     855        $     353       $     569
                                                      ==========        =========        =========        =========       =========
Adjusted net income (1)............................   $    1,258        $     941        $     855        $     529       $     745
                                                      ==========        =========        =========        =========       =========

Balances at year end:

Loans:
      Commercial...................................   $   23,032        $  18,704        $  19,946        $  19,944       $  21,450
      Residential mortgages........................       46,715           26,295           20,438           17,595          15,683
      Other consumer...............................       15,200            3,475            3,252            3,384           3,285
                                                      ----------        ---------        ---------        ---------       ---------
      Total loans..................................       84,947           48,474           43,636           40,923          40,418
      Allowance for credit losses..................         (788)            (399)            (493)            (506)           (525)
                                                      ----------        ---------        ---------        ---------       ---------
      Loans, net...................................       84,159           48,075           43,143           40,417          39,893
Total assets.......................................      141,050           95,562           89,426           87,114          83,035
Total tangible assets..............................      138,310           92,736           86,544           84,218          79,806
Total deposits.....................................       79,981           63,955           59,830           57,330          56,961
Short-term borrowings..............................        9,874            6,782            7,392            9,202           8,562
Long-term debt.....................................       23,839            3,814            3,675            3,668           4,178
Common shareholder's equity........................       10,366            6,962            6,897            6,549           6,834
Tangible common shareholder's equity...............        7,611            4,022            3,737            3,535           3,481
Total shareholders' equity.........................       10,866            7,462            7,397            7,049           7,334

Selected financial ratios:
Total shareholders' equity to total assets.........         7.70%            7.81%            8.27%            8.09%           8.83%
Tangible common shareholder's equity
  to total tangible assets.........................         5.50             4.34             4.32             4.20            4.36
Rate of return on (2):
      Total assets ................................         1.12             1.02              .97              .41             .69
      Total common shareholder's equity............        16.35            13.06            12.42             4.80            8.22
Net interest margin to (2):
      Earning assets...............................         2.70             3.07             3.03             2.94            2.89
      Total assets.................................         2.46             2.76             2.74             2.66            2.59
Total shareholders' equity to total assets (2).....         7.18             8.20             8.20             8.50            8.56
Cost/income ratio (2)..............................        51.73            55.65            54.59            52.94           55.73


(1) With the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002, HUSI is no longer required to amortize goodwill, but rather evaluate goodwill for impairment annually. Accordingly, for prior periods presented, goodwill amortization has been excluded from the adjusted amounts for consistency purposes.

(2) Selected financial ratios are defined in the Glossary of Terms beginning on page 60 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Executive Overview
--------------------------------------------------------------------------------

Increased net income for 2004 as compared with 2003 reflects growth in net interest income, lower provisions for credit losses and increased other revenues. Partially offsetting these improvements were lower levels of residential mortgage banking revenue and higher non-salary related operating expenses.

The increase in net interest income was a net result of:

o the excess of total average earning assets over total average interest bearing liabilities (net earning assets) increased approximately $3 billion during 2004;

o the net interest rate spread on net earning assets decreased 40 basis points. The overall decreases in yields earned on assets were greater than decreases in rates paid on liabilities.

Average total loan balances increased approximately $16 billion (37%) during 2004, primarily in residential mortgage loans. The positive impact of increased loan balances was partially offset by decreases in average yields earned on various loan portfolios. Increased assets were funded primarily by increased interest bearing deposits, short-term borrowings and long-term debt. The average rate paid on these combined interest bearing liabilities increased during 2004, despite a decrease in the average rate paid on long-term debt balances. An analysis of net interest income begins on page 21 of this Form 10-K.

The decreased provision for credit losses during 2004 resulted from a continuing trend of improved credit quality within the commercial lending portfolios, as evidenced by decreased charge offs of commercial loan balances, and by increased recoveries of balances previously charged off. In addition, the unallocated component of the allowance for credit losses was reduced as a result of refinement of the allowance methodology, resulting in an additional reduction in the provision. An analysis of credit quality begins on page 37 of this Form 10-K.

The 2004 net increase in total other revenues was primarily attributable to the following transactions and/or activities. An analysis of other revenues begins on page 23 of this Form 10-K.

o Sale of credit card relationships to HSBC Finance Corporation for a gain of approximately $99 million.

o Sale of an investment in NYCE Corporation for a gain of approximately $45 million.

o Gains on sales of securities were approximately $37 million higher in 2004, as compared with 2003.

o Residential mortgage banking revenue decreased approximately $18 million in 2004, compared with 2003.

The 2004 increase in total operating expenses was primarily attributable to the following transactions and/or activities. An analysis of operating expenses begins on page 30 of this Form 10-K.

o Additional provisions for off-balance sheet credit exposure, resulting in increased expense of approximately $53 million in 2004.

o A fourth quarter 2004 provision for U.S. withholding tax costs related to deficiencies in client tax documentation, resulting in increased expense of approximately $26 million.

o Increased expenses related to technology services, debt underwriting, and loan origination and servicing costs paid to HNAH affiliates, which were offset by decreased salaries and other expenses resulting from efficiencies gained from integration of certain North American operations, and from the relationship with HSBC Finance Corporation.

The increase in income tax expense for 2004 was primarily attributable to higher taxable income, which was partially offset by a release of approximately $51 million of income tax liability during the second quarter related to completion of outstanding audits. An analysis of income tax expense and deferred income taxes is provided in Note 13 of the consolidated financial statements beginning on page 91 of this Form 10-K.

HUSI is planning for continued growth in 2005 for all business segments. The following general initiatives, begun in 2004, will continue to be emphasized in 2005 to achieve overall net revenue growth:

o Additional resources and priority have been focused on HBUS's core retail banking businesses. Investment in the retail branch network has been, and will continue to be, expanded and reallocated to ensure coverage of high potential growth geographic areas.

o Loan and deposit products offered to individuals, small businesses, and middle-market commercial customers have been expanded, in conjunction with increased marketing efforts. HUSI plans to build upon its status as the top ranked small business lender in New York State.

o Various treasury and traded markets activities have been expanded through increased products offered to customers, increased marketing efforts for those products, and increased proprietary activities.

o Additional resources have been allocated to expand services provided to high net worth domestic and foreign individuals.

o HUSI will continue to leverage its relationship with HSBC Finance Corporation to increase consumer loan assets, to obtain loan origination and loan servicing, and to centralize and reduce the operating cost of various administrative services.

The purchase of the private label loan portfolio from HSBC Finance Corporation in December 2004 will have a significant impact on various components of revenue and expense in 2005. Overall, 2005 net income will decrease as a result of this transaction, due to heavy first year amortization of the premium paid at the purchase date. In subsequent years, net income will increase due to significantly reduced premium amortization.

Effective October 1, 2004, through its affiliation with HSBC Finance Corporation, HBUS is the originating lender for a federal tax refund anticipation loan program for clients of various third party tax preparers. Although the impact on 2004 net income was minimal, this arrangement will result in increased other revenues in the first half of 2005.

Despite anticipated increases in costs related to information technology, compliance and finance functions, HUSI expects to recognize nominal increases in operating expenses for core support services in 2005, as compared with 2004. The 2005 business plan depends greatly on HUSI's ability to operate efficiently and cost effectively while supporting new business initiatives.

Primary opportunities and risks associated with achieving HUSI's business goals in 2005, which are largely dependent upon economic conditions, revolve around many key factors, including the following:

o Success in achieving overall financial goals in 2005 is predicated upon continued growth in various consumer and commercial loan and deposit portfolios. Maximizing deposits as a relatively low-cost funding source for asset growth will have a positive impact on net interest rate spreads. Conversely, funding asset growth primarily through higher-cost sources such as long-term debt will have a negative impact on spreads.

o Credit quality associated with various HUSI commercial lending portfolios generally improved in 2004, resulting in reduced provisions for credit losses. The improving economic climate in 2004 resulted in significant recoveries of loan balances previously charged off. HUSI expects that a more normalized environment in 2005 will result in lower recoveries and higher provision expense. Although overall commercial credit quality is expected to remain stable and well controlled in 2005, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

o Significant growth in consumer lending portfolios in 2004, primarily residential mortgages and credit cards acquired from HSBC Finance Corporation, has changed products offered and customer credit profiles, and consequently has increased revenues and risks associated with these portfolios. Certain economic trends, such as unemployment and underemployment, must be closely scrutinized for their potential impact on these portfolios.

Critical Accounting Policies
--------------------------------------------------------------------------------

Allowance for Credit Losses

HUSI's reserves for credit losses are regularly assessed for adequacy through a detailed review of the loan portfolio. Reserves are comprised of two balance sheet components:

o The allowance for credit losses, which is carried as a reduction to loans on the balance sheet, includes reserves for anticipated losses associated with all loans and leases outstanding.

o The reserve for off-balance sheet risk, which is recorded in other liabilities, includes probable and reasonably estimable losses arising from off-balance sheet arrangements such as letters of credit and commitments to lend that have not as yet been drawn by customers.

Both types of reserves include amounts calculated for individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

o All loans that exceed five hundred thousand dollars are evaluated individually for impairment. When a loan is found to be "impaired", a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows expected by HUSI with reference to independent valuations of underlying loan collateral and also considering secondary market prices for distressed debt where appropriate.

o Loans which are not individually evaluated for impairment are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data, that a loss has been realized even though it has not yet been manifested in a specific loan.

For retail credit card receivables, HUSI uses roll rate methodology (statistical analysis of historical trends used to estimate the probability of continued delinquency, ultimate charge off, and amount of consequential loss assessed at each time period for which payments are overdue) to ensure that an acceptable number of months of anticipated losses are included in the allowance for credit losses. The resulting loss coverage ratio varies by portfolio based on inherent risk and regulatory guidance. Historical factors used in the models are modified as appropriate by an evaluation of current economic conditions and portfolio trends including behavioral and account management information such as bankruptcy. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

In 2004, HUSI implemented a new methodology to support the estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. These measures have been under development at HUSI for over three years to support more advanced credit risk management, estimation of credit economic capital, enhanced portfolio management and the requirements of the Basel framework. This new methodology uses the probability of default from the customer rating assigned to each counterparty, the "Loss Given Default" rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates was developed using quantitative and statistical techniques, which are combined with expert judgement to support the assessment of each transaction. They were developed using HUSI's internal data and supplemented by data from external sources which was judged to be consistent with HUSI's internal credit standards. As some of the requirements under Basel differ from interpretations of U.S. GAAP requirements for the measurement of inherent losses in homogeneous pools of loans, these measures are modified to meet accounting standards. These advanced measures are applied to the homogeneous credit pools to estimate the reserves required.

The results from the advanced commercial analysis, retail roll rate analysis and the specific/impairment reserving process is reviewed each quarter by a Credit Reserve Committee co-chaired by the Chief Financial Officer and Chief Credit Officer. This committee also considers other observable factors, both internal to HUSI and external in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. The Credit Reserve Committee may add to or reduce a general unallocated reserve to account for any observable factor not considered in the various models, for small portfolios or period ending manual entries not considered in a model and to recognize modeling imperfections. The credit reserves and the results of the Credit Reserve Committee are reviewed with HUSI's Credit Risk Management Committee and the Board of Directors' Audit and Examining Committee each quarter.

HUSI recognizes however that there is a high degree of subjectivity and imprecision inherent in the process of estimating losses utilizing historical data. Accordingly, a discretionary component of the allowance for credit losses for unspecified potential losses inherent in the loan portfolios is provided based upon an evaluation of certain critical factors including the impact of the national economic cycle, migration of loans within non-criticized loan portfolios, and loan portfolio concentration. As a result of review and revision of various assumptions used in the overall methodology for calculating the allowance for credit losses, the unspecified component was reduced to $13 billion at December 31, 2004.

Additional credit quality related analysis begins on page 37 of this Form 10-K. HUSI's approach toward credit risk management begins on page 47 of this Form 10-K.

Goodwill

Goodwill is not subject to amortization but must be tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill.

Reporting units were identified based upon an analysis of each of HUSI's individual operating segments. A reporting unit is defined as any distinct, separately identifiable component of an operating segment for which complete, discrete financial information is available that management regularly reviews. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value.

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

HUSI has established April 30 of each year as the date for conducting its annual goodwill impairment assessment. The variables are selected as of that date and the valuation models are run to determine the fair value of each reporting unit. See Business Segments beginning on page 33 of this Form 10-K for an allocation of recorded book value of goodwill by segment. At April 30, 2004, there were no individual reporting units with a fair value less than carrying value, including goodwill. In aggregate, fair value of all the reporting units exceeded carrying value, including goodwill, by more than $6 billion. Fair value exceeded carrying value by at least $300 million for all business units. The fair value calculations were tested for sensitivity to reflect reasonable variations, including keeping all other variables constant and assuming no future expense savings are achieved; and keeping other variables constant while cutting projected revenue growth rates in half. In both of these cases there was no impairment identified in any reporting unit.

Mortgage Servicing Rights

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the serviced mortgage loan portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. These assumptions involve a high degree of subjectivity that is dependent on future interest rate movements. The reasonableness of these pricing models is periodically substantiated by reference to external independent broker valuations and industry surveys.

Note 9 of the consolidated financial statements, which begins on page 88 of this Form 10-K, contains information regarding the factors that were used in determining the fair value of the MSRs at December 31, 2004.

HUSI manages its exposure to declines in the fair value of the MSRs by reference to the interest rate environment. However, in evaluating the impact of the interest rate changes, the effect of various financial instruments, including investment securities and derivatives, that are used to offset changes in the economic value of the MSRs, are considered. Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs. These modeling scenarios are summarized beginning on page 55 of this Form 10-K.

Balance Sheet Review
--------------------------------------------------------------------------------

Overview

Balance sheet growth during 2004 was highlighted by significant increases in residential mortgages and credit card receivables, and moderate increases in other consumer and commercial loans. Acquisitions of loans from HSBC Finance Corporation contributed significantly to the overall increases. Transactions with HSBC Finance Corporation are described in Note 18 of the consolidated financial statements on page 97 of this Form 10-K.

HUSI and HBUS periodically issue debt instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. HUSI's shelf registration statement filed with the U.S. Securities and Exchange Commission has $825 million available under which it may issue debt and equity securities and have ready access to the capital markets for long-term funding through the issuance of registered debt. In 2004, HBUS completed a $20 billion Global Bank Note Program for the issuance of subordinated and senior global notes. Through December 31, 2004, approximately $14 billion of debt has been issued from this program. HBUS also issued $1 billion of subordinated debt in March 2004.

As of December 31, 2004, HUSI had borrowings from the Federal Home Loan Bank
(FHLB) of approximately $5 billion and access to a potential secured borrowing facility as a member of the FHLB. Off-balance sheet special purpose vehicles or other off-balance sheet mechanisms are not used as a significant source of liquidity or funding.

As of December 31, 2004, HUSI had deposits and borrowings from HSBC affiliates of approximately $6 billion, and an unused $750 million line of credit with HSBC.

Anticipated balance sheet growth in 2005, can be funded through a variety of sources, including new deposit growth, asset securitizations, borrowings from other affiliates, borrowings from the FHLB, debt issuances from the Global Bank Note Program, and short-term wholesale markets.

Loans Outstanding

The following table provides a breakdown of major loan categories.

----------------------------------------------------------------------------------------------------------------------------
December 31                                             2004            2003            2002            2001            2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Domestic:
      Commercial:
          Construction and other real estate         $ 8,341         $ 7,075         $ 6,350         $ 5,954         $ 5,646
          Other commercial .................          11,815           8,658          11,025          10,920          12,704
      Consumer:
          Residential mortgage loans .......          46,715          26,295          20,438          17,595          15,683
          Credit card receivables ..........          12,078           1,112           1,101           1,148           1,232
          Other consumer loans .............           3,122           1,904           1,693           1,770           1,640
                                                     -------         -------         -------         -------         -------
                                                      82,071          45,044          40,607          37,387          36,905
                                                     -------         -------         -------         -------         -------
International:
      Government and official institutions .             167             168             184             169             302
      Banks and other financial institutions             202             186             139             314             852
      Commercial and industrial ............           2,507           2,617           2,248           2,587           1,946
      Consumer .............................              --             459             458             466             413
                                                     -------         -------         -------         -------         -------
                                                       2,876           3,430           3,029           3,536           3,513
                                                     -------         -------         -------         -------         -------
Total loans ................................         $84,947         $48,474         $43,636         $40,923         $40,418
                                                     =======         =======         =======         =======         =======

      2004 Compared to 2003

      Commercial Loans

The increase in commercial loans in 2004 primarily reflects targeted growth in middle market, commercial real estate and small business lending portfolios. Specific programs were implemented in 2004 to expand these portfolios.

      Residential Mortgage Loans

The increase in residential mortgage loans partially reflects 2004 purchases of approximately $4 billion from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program. The remaining net increase resulted from continued growth in the held mortgage loan portfolio.

      Credit Card Receivables and Other Consumer Loans

On December 29, 2004, HUSI acquired a $12 billion private label loan portfolio from HSBC Finance Corporation, which consisted primarily of credit card receivables.

      2003 Compared to 2002

      Commercial Loans

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

      Residential Mortgage Loans

The increase in residential mortgage loans includes the December 31, 2003 purchase of approximately $3 billion of residential mortgage loan assets from HSBC Finance Corporation. The increase also was a result of loan growth attributed to the low interest rate environment which continued to stimulate consumers to refinance mortgages and purchase residential property.

      Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

The following table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at December 31, 2004.

---------------------------------------------------------------------------------------------------------
                                                     One        Over One            Over
                                                    Year         Through            Five           Total
December 31, 2004                                or Less      Five Years           Years           Loans
---------------------------------------------------------------------------------------------------------
                                                                     (in millions)
Domestic:
      Construction and other real estate         $ 2,557         $ 4,212         $ 1,572         $ 8,341
      Other commercial .................           7,518           3,542             755          11,815
International ..........................           2,211             564             101           2,876
                                                 -------         -------         -------         -------
Total ..................................         $12,286         $ 8,318         $ 2,428         $23,032
                                                 =======         =======         =======         =======

Loans with fixed interest rates ........         $ 4,279         $ 2,370         $ 1,308         $ 7,957
Loans having variable interest rates ...           8,007           5,948           1,120          15,075
                                                 -------         -------         -------         -------
Total ..................................         $12,286         $ 8,318         $ 2,428         $23,032
                                                 =======         =======         =======         =======

Capital Resources

A summary of changes in common shareholder's equity is presented in the following table.

--------------------------------------------------------------------------------------------------
                                                           2004             2003             2002
--------------------------------------------------------------------------------------------------
                                                                      (in millions)
Balance, January 1 ...........................         $  6,962          $ 6,896          $ 6,550
Increases (decreases) due to:
      Net income .............................            1,258              941              855
      Dividends paid to common shareholder ...             (125)            (690)            (670)
      Dividends paid to preferred shareholders              (23)             (22)             (23)
      Change in other comprehensive income ...              (97)            (134)             163
      Capital contribution from parent (1) ...            2,411               15               21
      Reductions of capital surplus ..........              (20)             (44)              --
                                                       --------          -------          -------
      Total net increase .....................            3,404               66              346
                                                       --------          -------          -------
Balance, December 31 .........................         $ 10,366          $ 6,962          $ 6,896
                                                       ========          =======          =======

(1) Capital contribution from parent includes amounts related to an HSBC stock option plan in which almost all of HUSI's employees are eligible to participate ($11 million, $15 million and $21 million for 2004, 2003 and 2002 respectively).

Year end common shareholder's equity ratios are presented in the following table.

-----------------------------------------------------------------------------------------------------------
Year Ended December 31                                                        2004        2003      2002
-----------------------------------------------------------------------------------------------------------
Common shareholder's equity to total assets...........................        7.35%       7.28%     7.71%
Tangible common shareholder's equity to total tangible assets.........        5.50        4.34      4.32

HUSI periodically pays dividends to its parent company, HNAI. Dividends paid to HNAI were significantly reduced in 2004 in order to conserve funds for the December 2004 acquisition of private label loans from HSBC Finance Corporation. The capital contribution from parent includes $2.4 billion received to provide additional funding for the private label loan acquisition.

Reductions of capital surplus in 2004 resulted from sales or transfers of subsidiaries to affiliated HSBC entities.

HUSI and HBUS are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented on page 7 of this Form 10-K.

Results of Operations
--------------------------------------------------------------------------------

Net Interest Income
--------------------------------------------------------------------------------

Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

The following table presents changes in the components of net interest income according to "volume" and "rate". Specific categories and amounts for interest income and interest expense agree with the "Consolidated Average Balances and Interest Rates" tables on pages 66-67 of this Form 10-K.

----------------------------------------------------------------------------------------------------------------------------------
                                                        2004 Compared to 2003                      2003 Compared to 2002
                                                           Increase/(Decrease)                        Increase/(Decrease)
Year Ended December 31                        2004       Volume          Rate           2003        Volume          Rate       2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Interest income:
Interest bearing deposits with banks ..  $      41      $    13      $      3      $      25       $   (8)      $   (22)    $    55
Federal funds sold and securities
  purchased under resale agreements ...         74            2            17             55          (13)          (27)         95
Trading assets ........................        165           35            (7)           137           20           (45)        162
Securities ............................        885          (40)           17            908           27           (94)        975
Loans
      Domestic
          Commercial ..................        732          (24)          (49)           805            8           (44)        841
          Consumer
              Residential mortgages ..       1,795          779          (155)         1,171          116          (195)      1,250
              Other consumer .........         286           42            (4)           248            7           (30)        271
      International ..................          99           12           (39)           126           --           (34)        160
Other interest .......................          18            2            (4)            20           --            (3)         23
                                         ---------      -------      --------      ---------       ------       -------     -------
Total interest income ................       4,095          821          (221)         3,495          157          (494)      3,832
                                         ---------      -------      --------      ---------       ------       -------     -------
Interest expense:
Deposits in domestic offices
      Savings deposits ...............         179           17           (27)           189           34           (57)        212
      Other time deposits ............         365          121            21            223          (54)          (78)        355
Deposits in foreign offices ..........         281           31            (4)           254           16          (169)        407
Short-term borrowings ................         132            3            38             91          (44)          (97)        232
Long-term debt .......................         380          247           (73)           206           (9)          (10)        225
                                         ---------      -------      --------      ---------       ------       -------     -------
Total interest expense ...............       1,337          419           (45)           963          (57)         (411)      1,431
                                         ---------      -------      --------      ---------       ------       -------     -------
Net interest income -
  taxable equivalent basis ...........       2,758      $   402      $   (176)         2,532       $  214       $   (83)      2,401
                                                        =======      ========                      ======       =======
Tax equivalent adjustment ............          17                                        22                                     25
                                         ---------                                 ---------                                -------
Net interest income -
  non taxable equivalent basis .......   $   2,741                                 $   2,510                                $ 2,376
                                         =========                                 =========                                =======

      2004 Compared to 2003

Net interest income increased approximately $231 million (9%) in 2004, compared with the prior year. Increased average loan balances, primarily residential mortgage loans, were partially offset by increased long-term debt and deposit balances, and by a reduction in the net interest rate spread during 2005.

Residential mortgage interest income increased approximately $624 million (53%) in 2004, compared with 2003. Average residential mortgages increased approximately $16 billion (74%) in 2004. The low interest rate environment of 2003 and 2004 continued to stimulate consumers to refinance mortgages and purchase residential property. In addition, HUSI continued to purchase residential mortgage loans from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. HUSI generally sells higher fixed rate residential mortgages under Federal loan programs, and retains low adjustable rate mortgages on the balance sheet. The increase in variable rate mortgages relative to the entire residential mortgage portfolio has caused a decline in average residential mortgage interest rates of approximately 66 basis points for 2004.

Commercial loan interest income decreased approximately $73 million (9%) in 2004. Average commercial loans decreased approximately $.5 billion (3%). Targeted growth in middle-market, commercial real estate and small business lending portfolios increased commercial loan balances in 2004. However, during 2002 and 2003, certain equipment finance, commercial finance and U.S. factoring businesses were exited or restructured resulting in office closings and sales of customer relationships. In addition, certain receivables associated with these businesses were retained, but have been decreasing throughout 2003 and 2004 as balances have run off. These transactions more than offset the positive impact of 2004 loan growth on interest income.

Interest expense associated with time deposits in domestic and foreign offices increased a combined $159 million (24%) in 2004. An increase in average time deposit balances of approximately $10 billion (19%), coupled with an increase in the average rate paid on time deposits, were the primary drivers of the overall interest expense increase.

Interest expense on short-term borrowings increased approximately $41 million (45%) in 2004, due primarily to increases in the federal funds borrowing rate during the year.

Interest expense on long-term debt increased approximately $174 million (84%) in 2004. Debt issued from HUSI's expanded global notes program and advances from the Federal Home Loan Bank with maturities greater than one year were primary funding sources for the purchase of $12 billion of private label receivables from HSBC Finance Corporation in December 2004, thus increasing average long-term debt balances by approximately $6 billion (158%) during the year. The average rate paid on long-term debt decreased significantly during 2004, due to rates on new debt which are lower than rates on debt that existed in 2003.

The purchase of the $12 billion private label loan portfolio from HSBC Finance Corporation in December 2004, as well as the ongoing purchases of receivables associated with the portfolio relationships in 2005, will have a significant impact on net interest income in 2005. Additional consumer loans will also be purchased from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Increased interest earned on these receivables will be offset by amortization of premiums paid and additional interest expense associated with related funding sources.

HUSI also plans for organic growth of various loan and deposit portfolios during 2005. Emphasis will be placed on enhancing and improving core retail banking businesses. Investment in the retail branch network is planned. Loan and deposit products offered to individuals, small businesses, and middle-market commercial customers were expanded in 2004, and will continue to be expanded in 2005, in conjunction with increased marketing efforts.

      2003 Compared to 2002

An improved mix of loans, securities and deposits on the balance sheet and a continued steep yield curve all contributed to the increase in net interest income as compared to 2002. Also contributing to the increase in net interest income was a larger balance sheet, primarily from residential mortgages and growth in lower cost savings deposits.

Average residential mortgages outstanding grew approximately $2 billion compared with 2002, as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property. Although total average commercial loans were essentially unchanged from 2002, HUSI benefited from efforts to improve its loan mix. Less profitable relationships, including equipment finance, U.S. factoring and commercial finance relationships were exited, while more profitable commercial middle market and commercial real estate loans grew. This improved loan mix and higher levels of commercial loan prepayment fees helped to maintain the gross rate earned on commercial loans during a period of declining rates. The securities portfolio also increased as longer term fixed rate instruments were purchased to replace matured variable rate securities. This strategy helped to improve the net yield as funding costs dropped more than the gross rate earned on these securities.

HUSI experienced almost $4 billion of growth in average savings deposits as compared to 2002. Due to the low rate environment and the uncertainty of the equity markets, many of HUSI's personal financial services customers showed preference to place funds in more liquid savings deposits as opposed to time deposits or mutual funds. This savings deposit growth has been achieved primarily in the New York City market. Higher levels of savings deposits also permitted HUSI to reduce its reliance on short-term borrowings as a funding source. The almost $1 billion increase in average noninterest bearing deposits was due to commercial deposit growth and the increased usage of compensating balances to pay for services provided to commercial customers.

Other Revenues
--------------------------------------------------------------------------------

The following table presents the components of other revenues.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                  2004 Compared to            2003 Compared to
                                                                                        2003                        2002
                                                                                 Increase/(Decrease)         Increase/(Decrease)
                                                                                --------------------        ----------------------
Year Ended December 31                   2004          2003          2002       Amount             %        Amount             %
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Trust income ...................      $    95       $    94       $    94      $     1             1       $    --            --

Service charges:
      HSBC affiliate income ....           17            16            15            1             6             1             7
      Other service charges ....          196           196           191           --            --             5             3

Other fees and commissions:
      Letter of credit fees ....           70            71            66           (1)           (1)            5             8
      Credit card fees .........           82            76            72            6             8             4             6
      Investment product fees ..           36            75            89          (39)          (52)          (14)          (16)
      Wealth and tax advisory
        services ...............           45            39            15            6            15            24           160
      HSBC affiliate income ....           27            26             8            1             4            18           225
      Other fee-based income ...          165           159           148            6             4            11             7
                                      -------       -------       -------      -------       -------       -------       -------
      Total other fees and
        commissions ............          425           446           398          (21)           (5)           48            12
                                      -------       -------       -------      -------       -------       -------       -------

Other income:
      Insurance ................           63            65            46           (2)           (3)           19            41
      Interest on tax settlement           17            22            --           (5)          (23)           22            --
      Other ....................          253            78            43          175           224            35            81
                                      -------       -------       -------      -------       -------       -------       -------
      Total other income .......          333           165            89          168           102            76            85
                                      -------       -------       -------      -------       -------       -------       -------

Residential mortgage banking
  revenue (expense) ............         (120)         (102)           24          (18)          (18)         (126)         (525)
Trading revenues ...............          288           291           130           (3)           (1)          161           124
Securities gains, net ..........           85            48           118           37            77           (70)          (59)
                                      -------       -------       -------      -------       -------       -------       -------
Total other revenues ...........      $ 1,319       $ 1,154       $ 1,059      $   165            14       $    95             9
                                      =======       =======       =======      =======       =======       =======       =======

      2004 Compared to 2003

      Other Fees and Commissions

The overall decrease in other fees and commissions during 2004 was attributable to the June 2004 transfer of a brokerage subsidiary of HUSI to an HSBC affiliate. As a result, income received directly from customers and recorded as investment product fees prior to the transfer, was replaced by lower net referral fees received from HSBC affiliates.

On December 29, 2004, HUSI acquired $12 billion of private label loans from HSBC Finance Corporation, which consisted primarily of credit card receivables. These additional receivables will result in a significant increase in credit card fees in 2005.

      Other Income

The 2004 increase in other income was primarily the result of the following significant non-recurring transactions and/or other activities:

o HUSI sold certain consumer credit card relationships to HSBC Finance Corporation at a gain of approximately $99 million, which was recorded as other income. Further analysis of transactions with HSBC Finance Corporation is provided in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K.

o HUSI sold its non-marketable minority investment in NYCE Corporation for a gain of approximately $45 million. HUSI had held its investment since 1985 and was obligated to sell its investment by the majority shareholder in accordance with the terms of the shareholder agreement.

o HUSI recorded higher earnings from a foreign equity investment, resulting in an increase in other income of approximately $13 million in 2004, as compared with 2003.

o Various bank branches and other properties were sold during 2004, with combined gains on sale of approximately $9 million being recorded as other income.

      2003 Compared to 2002

      Other Fees and Commissions

The year to year increase in credit card fees was primarily due to higher levels of credit card interchange fees, the result of an increase in purchase volume per account. An increase in merchant fee income, the result of increased sales and marketing efforts, also contributed to this increase. The decrease in investment product fees for 2003 as compared to 2002 was due to lower sales and customer demand for annuity based products, which historically have had a higher commission structure. Uncertainties affecting the stock market reduced customer demand for equity mutual fund products, while sales of fixed income securities were higher in 2003. The increased revenue from the wealth and tax advisory services business reflects 12 months of activity for 2003 versus 4 months of activity for 2002 (the business commenced activity during the third quarter of 2002). Higher levels of fees earned by International Private Banking, Investment Banking and Markets and by HUSI's U.S. dollar clearing business account for the majority of the year to year increase in other fee-based income.

      Other Income

Increased sales, marketing and employee training efforts resulted in substantial growth in insurance income for 2003 as compared to 2002. Commissions from retail insurance products (life, disability and elder care) as well as credit and annuity reinsurance premiums grew at a double digit rate. During the second quarter of 2003 HUSI received $21 million from the Internal Revenue Service for settlement of additional interest related to a corporate tax refund for prior years. Included in other is a $12 million increase related to equity investments primarily from the investment in HSBC Republic Bank (Suisse) S.A.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component of the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing cost of funds.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                   2004 Compared to        2003 Compared to
                                                                                          2003                   2002
                                                                                  Increase/(Decrease)     Increase/(Decrease)
                                                                                  -------------------     -------------------
Year Ended December 31                           2004        2003        2002      Amount          %      Amount            %
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Net interest income ......................      $ 667       $ 430       $ 286       $ 237         55       $ 144           50
                                                -----       -----       -----       -----       ----       -----       ------

Servicing related income (expense):
      Servicing fee income ...............         78          72          72           6          8          --           --
      MSRs amortization ..................       (101)       (158)        (77)         57         36         (81)        (105)
      MSRs temporary impairment
        (provision) recovery .............       (102)        (27)        (56)        (75)      (278)         29           52
      Trading - Derivative instruments
        used to offset changes in value
        of MSRs ..........................          8        (135)         44         143        106        (179)        (407)
      Gains on sales of available for sale
        securities .......................          8          22           1         (14)       (64)         21        2,100
                                                -----       -----       -----       -----       ----       -----       ------
Total net servicing related income
  (expense) ..............................       (109)       (226)        (16)        117         52        (210)      (1,312)
                                                -----       -----       -----       -----       ----       -----       ------

Originations and sales related income
  (expense):
      Gains (losses) on sales of mortgages         (4)        117         164        (121)      (103)        (47)         (29)
      Trading  - Forward loan sale
                   commitments ...........         (2)         35        (189)        (37)      (106)        224          119
               - Interest rate lock
                   commitments ...........        (13)        (40)         47          27         68         (87)        (185)
      Fair value hedge activity (1) ......         (2)         --           8          (2)        --          (8)        (100)
                                                -----       -----       -----       -----       ----       -----       ------
Total net originations and sales related
  income (expense) .......................        (21)        112          30        (133)      (119)         82          273
                                                -----       -----       -----       -----       ----       -----       ------

Other mortgage income ....................         10          12          10          (2)       (17)          2           20
                                                -----       -----       -----       -----       ----       -----       ------

Total residential mortgage banking
  revenue (expense) included in other
  revenues ...............................       (120)       (102)         24         (18)       (18)       (126)        (525)
                                                -----       -----       -----       -----       ----       -----       ------

Total residential mortgage banking
  related revenue ........................      $ 547       $ 328       $ 310       $ 219         67       $  18            6
                                                =====       =====       =====       =====       ====       =====       ======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

      2004 Compared to 2003

      Overview

Increased residential mortgage banking related revenue for full year 2004 was primarily due to increased net interest income and decreased net servicing related expense, which were partially offset by decreased net originations and sales related income.

      Net Interest Income

Increased net interest income in 2004 resulted from the significant increase in residential mortgage loans during the year, primarily due to the following factors:

o Approximately $4 billion of residential mortgage loans were acquired from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program.

o Increased origination volumes in the held loan portfolio. In 2004 HUSI continued the general strategy to retain variable rate mortgage loans in the held portfolio, while selling fixed rate loans to government agencies. Consumer demand for variable rate products increased significantly in 2004.

Residential mortgage loan portfolio increases were partially offset by lower interest rate spreads on originated loans and by lower income on loans held for sale due to reduced levels of loans originated for sale. Commentary regarding residential mortgage interest income is presented on pages 21-22 of this Form 10-K.

      Servicing Related Income (Expense)

Decreased net servicing related expense for full year 2004 resulted from increased servicing fee income, decreased MSRs amortization expense and increased income associated with derivative instruments used to offset changes in the economic value of MSRs. These were partially offset by increases in temporary impairment reserves. Normal amortization of MSRs decreased $57 million for full year 2004.

The recorded net book value of MSRs, as well as related amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments generally increase amortization expense and decrease the net book value of MSRs. Conversely, lower levels of prepayments generally decrease amortization expense and increase the net book value of MSRs. During 2004, prepayments of residential mortgages, mostly in the form of loan refinancings, have decreased in comparison with 2003 levels. 30 year fixed rate mortgage rates generally rose in the second quarter of 2004 from the historically low rates experienced in 2003, declined again through the third quarter, and leveled off in the fourth quarter. Loan refinance activity represented 50% of total originations in 2004, as compared with 74% in 2003. The reduction in amortization is also partially due to lower MSRs balances in 2004, as compared with 2003.

The positive impacts of amortization and trading revenue for 2004 were partially offset by increases in the temporary impairment valuation allowance for the MSRs. The net servicing related expense amounts in the tables do not reflect approximately $4 million of unrealized losses, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs, or net interest income of $19 million on these securities.

Additional commentary regarding risk management associated with the MSRs hedging program is presented on pages 55-56 of this Form 10-K.

      Originations and Sales Related Income (Expense)

Originations and sales related income in 2004 reflects a small amount of net losses realized on sales of residential mortgage loans, as compared with net gains of $117 million for 2003. Significantly lower volume of loans originated with the intention to sell in 2004 were coupled with lower gains recorded on each sale transaction. During 2004, residential mortgages originated with the intention to sell declined 64% from 2003 levels, despite an overall increase in residential mortgage loan originations. This was attributable to lower mortgage refinancings and a larger proportion of adjustable rate mortgage originations in 2004, which are generally held on HBUS's balance sheet. In the low interest rate environment that existed prior to 2004, customers tended to refinance with fixed rate loans, which are generally sold. As interest rates have risen during 2004, and refinancing activity has decreased, origination of fixed rate loans originated for sale also has decreased.

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

The adoption of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Applications of Accounting Principles to Loan Commitments (SAB
105), effective April 1, 2004, resulted in deferral of originations and sales related income of approximately $22 million in 2004. This income will be realized in future reporting periods.

      2003 Compared to 2002

The increases in net interest income reflected growth in the residential mortgage portfolio in combination with widening interest rate spreads. Average residential mortgages outstanding grew approximately $2 billion in 2003 and 2002. During 2003, the mortgage industry experienced the lowest mortgage rates in forty years, with the rate on a 30 year fixed rate mortgage reaching a low of 4.99% in June. The unusually low interest rate environment in 2003 encouraged consumers to refinance mortgages and purchase residential property in unprecedented numbers, as HUSI originated approximately $32 billion in mortgages. The steep yield curve and historically low interest rates contributed to increased interest margins in the mortgage banking business.

Total servicing related income decreased $210 million in 2003, primarily driven by accelerated amortization and large write-downs of mortgage servicing rights
(MSRs) as customers refinanced mortgages in record numbers due to the low rate environment. The decrease in servicing related income also reflected significant losses on derivative instruments used to protect the economic value of MSRs. The June/July 2003 time period was one of the more difficult periods related to derivatives used to hedge the change in economic value of MSRs. Specifically, as mortgage rates continued to fall in June, additional derivative instrument positions were taken to further reduce the exposure to losses in a continuing declining rate environment. Extreme interest rate volatility ensued during July when there was a significant rise in interest rates resulting in a substantial loss in value of the derivative instruments and resultant mark to market losses. Subsequent falls in rates only modestly recovered part of these losses which compounded the impact of large MSRs write-downs recorded in prior months. Partially offsetting these reductions were gains related to the sale of certain mortgage backed securities available for sale that were used as "on-balance sheet" economic hedges of MSRs.

While the values of MSRs generally decline in a falling rate environment as mortgages prepay, the effect of this decline is often mitigated to some degree by increases in originations and thus income from increases in mortgage loan refinancings. Total loan volumes originated for sale in 2003 were $20 billion compared to $12 billion for 2002. Market conditions during 2003 also permitted favorable pricing which allowed HUSI to earn a significantly higher gain on sale percentage per salable loan dollar. Total originations and sales related income for 2003 therefore increased approximately $82 million compared to 2002.

Trading Revenues

Trading revenues are generated by HUSI's participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other revenues, but it is included in net interest income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue. See analysis of residential mortgage banking revenue for details.

-----------------------------------------------------------------------------------------------------------------------------
                                                                               2004 Compared to          2003 Compared to
                                                                                     2003                      2002
                                                                              Increase/(Decrease)       Increase/(Decrease)
                                                                              -------------------       -------------------

Year Ended December 31                      2004        2003        2002      Amount            %       Amount            %
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Trading revenues ...................      $  288      $  291      $  130      $   (3)          (1)      $  161          124
Net interest income ................          76          81          74          (5)          (6)           7            9
                                          ------      ------      ------      ------       ------       ------       ------
Trading related revenues ...........      $  364      $  372      $  204      $   (8)          (2)      $  168           82
                                          ======      ======      ======      ======       ======       ======       ======

Business:
      Derivatives and treasury .....      $  149      $  190      $   71      $  (41)         (22)      $  119          168
      Foreign exchange and banknotes         143         102          39          41           40           63          162
      Precious metals ..............          49          59          70         (10)         (17)         (11)         (16)
      Other trading ................          23          21          24           2           10           (3)         (13)
                                          ------      ------      ------      ------       ------       ------       ------
Trading related revenues ...........      $  364      $  372      $  204      $   (8)          (2)      $  168           82
                                          ======      ======      ======      ======       ======       ======       ======

      2004 Compared to 2003

Derivatives and treasury revenue decreased in 2004, due primarily to a lower interest rate environment which decreased customer activity and reduced proprietary gains.

Increased foreign exchange revenues resulted from improved performance for foreign currency and banknotes trading activities. 2003 banknotes trading results were negatively impacted by the SARS scare and by the war in Iraq. 2004 activity reflected a recovery of customer activity levels and improved proprietary results.

Decreased precious metals trading revenue was primarily due to a significant default by a customer in Australia, which was partially offset by slightly improved results in other domestic and foreign locations.

      2003 Compared to 2002

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

Derivative and treasury revenue increases in 2003 were primarily the result of mark to market gains on economic hedges of HUSI's investment portfolio. HUSI also had higher proprietary trading revenue in corporate and other securities, offset by lower proprietary trading revenues in credit and interest rate derivatives. Revenue from client activity in interest and credit derivatives increased in 2003 due to an expanded customer base and a continued focus on servicing client business.

The decrease in precious metals trading revenues was a result of losses in risk taking activities in precious metals options and the impact of adverse movements in precious metals interest rates on other proprietary metal trading positions.

Security Gains, Net

      2004 Overview

The following table presents realized security gains and losses included in the consolidated statement of income for 2004.

---------------------------------------------------------------------------------------------------------
                                                 Gross Realized       Gross Realized        Net Realized
Year Ended December 31, 2004                              Gains             (Losses)      Gains (Losses)
---------------------------------------------------------------------------------------------------------
                                                                       (in millions)
Net gains included in:
      Residential mortgage banking revenue (1).          $    8              $   --               $    8
      Security gains, net......................              93                  (8)                  85
                                                         ------              ------               ------
                                                         $  101              $   (8)              $   93
                                                         ======              ======               ======

(1) Securities gains related to available for sale securities used to offset charges in the economic value of MSRs are included in residential mortgage banking revenue.

HUSI continued to manage its credit risk exposure related to investment in Latin American securities, resulting in net gains on sales of securities of approximately $30 million. Ongoing review and diversification of securities portfolios to adjust for interest rate changes and changes in credit risk profiles resulted in an additional $48 million of net gains.

      2003 Overview

The following table presents realized security gains and losses included in the consolidated statement of income for 2003.

---------------------------------------------------------------------------------------------------------
                                                 Gross Realized        Gross Realized        Net Realized
Year Ended December 31, 2003                              Gains              (Losses)      Gains (Losses)
---------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Net gains included in:
      Residential mortgage banking revenue (1)           $   22              $    --               $   22
      Security gains, net.....................               59                  (11)                  48
                                                         ------              -------               ------
                                                         $   81              $   (11)              $   70
                                                         ======              =======               ======

(1) Securities gains related to available for sale securities used to offset charges in the economic value of MSRs are included in residential mortgage banking revenue.

Certain Latin American securities were sold during 2003 in order to reduce the credit risk of HUSI, resulting in approximately $18 million of gains. The remainder of the security gains in 2003 primarily related to transactions that adjusted the average life and interest rate profile of HUSI's available for sale securities holdings.

      2002 Overview

The following table presents realized security gains and losses included in the consolidated statement of income for 2002.

-------------------------------------------------------------------------------------------------------
                                                  Gross Realized        Gross Realized        Net Realized
Year Ended December 31, 2002                               Gains              (Losses)      Gains (Losses)
-------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Net gains included in:
      Residential mortgage banking revenue (1)           $    1              $    --               $    1
      Security gains, net.....................              190                  (72)                 118
                                                         ------              -------               ------
                                                         $  191              $   (72)              $  119
                                                         ======              =======               ======

(1) Securities gains related to available for sale securities used to offset charges in the economic value of MSRs are included in residential mortgage banking revenue.

Security gains for 2002 included gains on sales of mortgage backed, U.S. Treasury and Latin American securities. HUSI sold the securities to adjust to interest rate changes and/or reduce its credit risk.

Operating Expenses
--------------------------------------------------------------------------------

                                                                                  2004 Compared to            2003 Compared to
                                                                                        2003                        2002
                                                                                 Increase/(Decrease)         Increase/(Decrease)
                                                                                 -------------------         --------------------
Year Ended December 31                     2004         2003         2002       Amount             %        Amount             %
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Salaries and employee benefits ...      $   947      $ 1,138      $ 1,036      $  (191)          (17)      $   102            10
Occupancy expense, net ...........          176          164          165           12             7            (1)           (1)
Other expenses:
      Equipment and software .....          108          145          141          (37)          (26)            4             3
      Marketing ..................           44           39           38            5            13             1             3
      Outside services ...........          103          116          106          (13)          (11)           10             9
      Professional fees ..........           55           69           43          (14)          (20)           26            60
      Telecommunications .........           17           42           43          (25)          (60)           (1)           (2)
      Postage, printing and office
        supplies .................           25           29           32           (4)          (14)           (3)           (9)
      Insurance business .........           22           31           24           (9)          (29)            7            29
      HSBC affiliate charges .....          420          159           98          261           164            61            62
      Other ......................          184          108          149           76            70           (41)          (28)
                                        -------      -------      -------      -------       -------       -------       -------
        Total other expenses .....          978          738          674          240            33            64             9
                                        -------      -------      -------      -------       -------       -------       -------
Total operating expenses .........      $ 2,101      $ 2,040      $ 1,875      $    61             3       $   165             9
                                        =======      =======      =======      =======       =======       =======       =======
Personnel - average number .......       11,416       13,486       13,856       (2,070)          (15)         (370)           (3)

      2004 Compared to 2003

Total operating expenses increased 3% in 2004, as compared with 2003, primarily due to increased charges by HSBC affiliates for technology related services, broker-dealer, loan origination and servicing and other administrative services, offset by related salary decreases as described below, and to increased provisions for off-balance sheet credit exposures.

During 2003, certain equipment finance, commercial finance and U.S. factoring businesses were sold. In addition, during 2004, certain domestic and foreign operations were sold or transferred to HSBC affiliates at fair value. These transactions decreased various operating expense lines by an approximate combined amount of $97 million in 2004.

HSBC affiliate charges include amounts for information technology, loan origination and servicing, administrative and other operational support. During 2003 and into 2004, HSBC instituted certain organizational changes that resulted in employees and other aspects of operations being transferred to other HSBC affiliates in North America. These other HSBC affiliates in turn charge for services in accordance with service level agreements. These organizational changes have impacted the amounts recorded in various functional expense categories included in operating expenses on the consolidated statement of income. Direct expenses previously recorded in "salaries and employee benefits" on the consolidated statement of income for 2003 and 2002 are now recorded in "other expenses" for 2004. In the preceding table, the increase in HSBC affiliate charges, as well as the decreases for salaries and employee benefits, equipment and software, telecommunications and outside services expenses, primarily resulted from these organizational changes. Additional details regarding HSBC affiliate charges are presented in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K.

      Salaries and Employee Benefits

The decrease in salaries and employee benefits in 2004 was primarily due to the transfer of employees to HSBC affiliates, to sales of various commercial lending business units in 2003, and to the sales or transfers of various subsidiaries to affiliated HSBC entities during 2004, as previously described. Additional decreases in salaries have resulted from ongoing efforts to integrate and centralize operations of various departments with those of HSBC Finance Corporation. As a result of the organizational changes and other efforts, the average number of personnel employed directly by HUSI has decreased 15% during 2004, as compared with 2003. During 2003, severance costs of $48 million were recorded as a result of various expense reduction, global resourcing, and HSBC Finance Corporation integration efforts. These initiatives were generally completed in 2003 resulting in expense decreases in 2004.

Partially offsetting the above salary decreases were increased expenses associated with expanded residential mortgage lending and CIBM operations.

      HSBC Affiliate Charges

As previously noted, a significant number of employees were transferred to HSBC affiliates during 2004. Fees charged by these entities in accordance with various service level agreements either began on January 1, 2004, or have increased during the year due to expansion of the services they provide. Total technology related expenses, net of related salary line decreases, increased during 2004 as HUSI has continued to upgrade its automated technology environment. Origination and servicing expenses have increased due to increased services provided by HSBC Finance Corporation related to residential mortgages and other consumer loans.

The purchase of the private label loan portfolio from HSBC Finance Corporation in December 2004 will result in a significant increase in servicing fees paid to HSBC Finance Corporation and included in HSBC affiliate charges.

      Other Expense

The 2004 increase in other expense was primarily due to the following factors:

o HUSI refined its methodology for calculating its reserve for off-balance sheet exposure, resulting in an increase in the provision for off-balance sheet exposure of approximately $53 million.

o In the fourth quarter of 2004, HUSI recorded a provision of approximately $26 million for U.S. withholding tax costs related to deficiencies in client tax documentation through a charge to other expense.

      2003 Compared to 2002

Higher costs related to certain volume driven and revenue driven incentive compensation programs contributed approximately $23 million to the year to year increase in personnel costs. Fringe benefit costs increased approximately $48 million compared to the prior year, primarily due to higher pension and health care costs. Offsetting these higher incentive and fringe benefit costs was a $26 million increase in personnel expense deferrals of direct costs associated with the origination of loans, primarily residential mortgage loans. HUSI had almost a $9 billion increase in loan originations during 2003. During 2003 severance costs of $48 million were recorded for expense reduction initiatives, global resourcing moves and HSBC Finance Corporation integration efforts, a $28 million increase over the prior year. Personnel costs related to the wealth and tax advisory services business, which commenced activity during the third quarter of 2002, increased approximately $34 million over 2002. Included in these costs are severance costs related to the closure of certain offices of the business.

The increase in outside services included incremental costs of approximately $8 million supporting new business initiatives and products in treasury (derivative and structured products) and wealth management (brokerage self-clearing). Increased residential mortgages origination activity for 2003 also resulted in an over $2 million increase in outside services.

Professional fees for 2003 included $13 million related to consulting and other professional fees incurred by HUSI to enhance its compliance with anti-money laundering requirements and an increase of approximately $7 million supporting new business initiatives and products in wealth management (brokerage self-clearing) and treasury (derivative and structured products).

The increase in insurance business expense reflected higher claim expenses associated with continued growth in the reinsurance businesses and was more than offset by increases in insurance related other income. See comments related to other revenues.

The increase in HSBC affiliate charges was primarily due to increased costs supporting continued growth in our treasury and traded markets businesses.

Provision for Credit Losses
--------------------------------------------------------------------------------


Provisions for credit losses are recorded to adjust the allowance for credit losses to the level that management deems adequate to absorb losses inherent in the loan and lease portfolio. Such provisions decreased $130 million in 2004, as compared with 2003, due primarily to the following factors.

o The overall credit quality of HUSI's commercial lending portfolios continued to improve during 2004, as evidenced by decreased nonaccruing loan balances, decreased criticized asset balances, decreased commercial loan charge offs, and increased recoveries of balances previously charged off. Specific reserves on impaired commercial loans decreased approximately $69 million during 2004, while formula reserves on criticized commercial loans decreased approximately $20 million.

o The unallocated component of the allowance for credit losses was significantly reduced due to refinement of the allowance for credit losses methodology, resulting in an overall reduction in provision expense of approximately $51 million.

On December 29, 2004, HUSI purchased the $12 billion private label loan portfolio from HSBC Finance Corporation, including an allowance for credit losses associated with the purchased portfolio of approximately $505 million. The purchased portfolio is considered to be prime credit quality, with historical credit losses ranging from 5%-6% over the past few years.

Analysis of the loan portfolios is presented within the Balance Sheet Review section on pages 18-19 of this Form 10-K. Analysis of credit quality associated with loan portfolios begins on page 37 of this Form 10-K.

Income Taxes
--------------------------------------------------------------------------------

Income tax expense increased $148 million (26%) in 2004, as compared with 2003, due principally to an increase in pretax income. Analysis of income tax expense, the effective tax rate, and the net deferred tax position is provided in Note 13 of the consolidated financial statements beginning on page 91 of this Form 10-K.

Business Segments
--------------------------------------------------------------------------------

HUSI's business segments are described beginning on page 5 of this Form 10-K. Results for each segment are summarized in the following table and commentary. Prior period disclosures previously reported for 2003 and 2002 have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

----------------------------------------------------------------------------------------------------------------------
                                           PFS           CMB           CIBM            PB       Other           Total
----------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
2004
----
Net interest income (1) .........      $ 1,478      $    585       $    558       $   130       $ (10)      $   2,741
Other revenues ..................          382           170            536           204          27           1,319
                                       -------      --------       --------       -------       -----       ---------
Total revenues ..................        1,860           755          1,094           334          17           4,060
Operating expenses (2) ..........          961           352            525           263          --           2,101
                                       -------      --------       --------       -------       -----       ---------
Working contribution ............          899           403            569            71          17           1,959
Provision for credit losses (3) .          103           (26)           (95)            1          --             (17)
                                       -------      --------       --------       -------       -----       ---------
Income before income tax expense       $   796      $    429       $    664       $    70       $  17       $   1,976
                                       =======      ========       ========       =======       =====       =========

Average assets ..................      $45,460      $ 13,750       $ 48,687       $ 4,029       $ 300       $ 112,226
Average liabilities/equity (4) ..       34,165        14,670         54,440         8,951          --         112,226
Goodwill at December 31, 2004 (5)        1,170           468            631           428          --           2,697

2003
----
Net interest income (1) .........      $ 1,193      $    592       $    619       $   123       $ (17)      $   2,510
Other revenues ..................          250           158            526           195          25           1,154
                                       -------      --------       --------       -------       -----       ---------
Total revenues ..................        1,443           750          1,145           318           8           3,664
Operating expenses (2) ..........          930           402            442           265           1           2,040
                                       -------      --------       --------       -------       -----       ---------
Working contribution ............          513           348            703            53           7           1,624
Provision for credit losses (3) .           68            55             (8)           (2)         --             113
                                       -------      --------       --------       -------       -----       ---------
Income before income tax expense       $   445      $    293       $    711       $    55       $   7       $   1,511
                                       =======      ========       ========       =======       =====       =========

Average assets ..................      $28,601      $ 14,236       $ 45,738       $ 2,936       $ 314       $  91,825
Average liabilities/equity (4) ..       31,066        13,281         38,917         8,561          --          91,825
Goodwill at December 31, 2003 (5)        1,223           495            631           428          --           2,777

2002
----
Net interest income (1) .........      $ 1,106      $    588       $    566       $   127       $ (11)      $   2,376
Other revenues ..................          369           133            411           127          20           1,060
                                       -------      --------       --------       -------       -----       ---------
Total revenues ..................        1,475           721            977           254           9           3,436
Operating expenses (2) ..........          897           406            371           202          --           1,876
                                       -------      --------       --------       -------       -----       ---------
Working contribution ............          578           315            606            52           9           1,560
Provision for credit losses (3) .           68            97             21             9          --             195
                                       -------      --------       --------       -------       -----       ---------
Income before income tax expense       $   510      $    218       $    585       $    43       $   9       $   1,365
                                       =======      ========       ========       =======       =====       =========

Average assets ..................      $26,475      $ 14,413       $ 43,990       $ 2,813       $  89       $  87,780
Average liabilities/equity (4) ..       29,872        13,239         35,645         9,006          18          87,780
Goodwill at December 31, 2002 ...        1,223           543            635           428          --           2,829

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

(5) The reduction in goodwill from December 31, 2003 to December 31, 2004 resulted from the sale or transfer of certain domestic and foreign operations during 2004. The reduction in goodwill from December 31, 2002 to December 31, 2003 includes goodwill associated with the sale of the domestic factoring business on December 31, 2003.

Personal Financial Services (PFS)

      2004 Compared to 2003

During 2004, HUSI sold or transferred certain foreign subsidiaries to HSBC affiliates. As a result of these transactions, HUSI reported 2003 PFS amounts associated with these sold subsidiaries, for net interest income, other revenues, and operating expenses that exceeded 2004 amounts.

Excluding the effects of sales of the foreign subsidiaries noted above:

o Net interest income increased $292 million, primarily due to higher interest income from residential mortgage lending activity. Growth in residential mortgage loans continued to result from the low interest rate environment, especially for variable rate loans, which HUSI maintains in its held portfolio. Increased loan balances were partially offset by a decline in the average interest rate earned on the held mortgage loan portfolio during the year.

o Other revenues increased $171 million in 2004, primarily as a result of a $99 million gain on sale of credit card relationships to HSBC Finance Corporation, and a $45 million gain from sale of an investment in NYCE Corporation. Residential mortgage banking revenue decreased $18 million in 2004, as a reduction in gains on sales of mortgage loans, coupled with an increase in temporary impairment expense associated with MSRs, which was partially offset by decreased MSRs amortization expense and improved trading performance related to derivative instruments used to offset changes in the value of MSRs. Other general increases in various fees and other revenues resulted from expansion of retail lending and deposit activities.

o Operating expenses increased $70 million in 2004, due to growth in residential mortgage operations to accommodate increased loan production, increased technology costs due to conversions of consumer loan systems to platforms that are shared with HSBC Finance Corporation, and a provision for U.S. withholding tax costs related to deficiencies in client tax documentation.

o The provision for credit losses increased $31 million in 2004, as a direct result of increases in residential mortgage loan and other consumer loan portfolios.

      2003 Compared to 2002

Income before income tax expense for the segment decreased $65 million in 2003 due to lower levels of other revenues and higher levels of operating expenses partially offset by an increase in net interest income. The decrease in other revenues was due to a reduction in residential mortgage banking revenue, driven by accelerated amortization of MSRs and losses on hedges used to offset changes in the economic value of MSRs. That decrease was partially offset by increases in residential mortgage originations and sales related income. Wealth management fees were also lower, reflecting reduced demand for retail investment products, weaker consumer confidence and volatile equity markets. The increase in operating expenses reflected higher personnel costs (pension, health care insurance costs and severance), professional fees associated with enhanced compliance with anti-money laundering requirements and higher technology related infrastructure expenses. The increase in net interest income was driven by continued growth in residential mortgage activity, an improved mix of loans and savings deposits and lower funding costs. Average residential mortgages grew $2 billion as the low interest rate environment continued to stimulate consumers to refinance mortgages and purchase residential property.

Commercial Banking (CMB)

      2004 Compared to 2003

During 2002 and 2003, certain equipment finance, commercial finance and U.S. factoring businesses were exited or restructured resulting in office closings and sales of customer relationships. Certain receivables associated with these businesses were retained, but have been decreasing throughout 2003 and 2004 as balances have run off. During 2004, HUSI sold or transferred certain foreign subsidiaries to HSBC affiliates. As a result of these transactions, reported CMB amounts for 2003 associated with these exited businesses, for net interest income, other revenues and expenses all exceeded 2004 amounts.

Excluding the effect of the business sale and transfer transactions:

o Net interest income increased $73 million, due to growth in net interest income from loan and deposit activity with middle-market, commercial real estate and small business customers in the second half of the year.

o Revenue growth was achieved in 2004 while maintaining a stable operating expense base, due to focused cost containment efforts.

o The provision for credit losses decreased $58 million, due primarily to continued improvement in commercial credit quality, as evidenced by decreased nonaccruing loan balances, decreased criticized assets, decreased charge offs, and increased recoveries of commercial loans previously charged off. A reduction in the unallocated portion of the allowance for credit losses also contributed to the overall decrease in provision expense.

      2003 Compared to 2002

Income before income tax expense for this segment increased 34% over 2002 reflecting a decrease in the provision for credit losses and an increase in other revenues. The decrease in the provision for credit losses was driven by continued improvement in the overall credit quality of HUSI's commercial lending portfolio as evidenced by a significant decline in the level of criticized assets. The increase in other revenues includes growth in fees earned by the commercial real estate lending business and commercial service charges from the New York City region as well as this segment's share of the $21 million interest on a tax settlement for 2003. An increase in commercial loan prepayment fees earned by the Commercial Real Estate Lending business contributed to the year to year increase in net interest income. The restructuring of the commercial finance receivables and equipment financing units led to lower operating expenses. These cost savings were partially offset by higher pension, health care insurance and severance related costs.

Corporate, Investment Banking and Markets (CIBM)

      2004 Compared to 2003

The decrease in income before income tax expense in 2004 primarily resulted from decreased net interest income and increased operating expenses, offset by decreased provision for credit losses.

Net interest income decreased $61 million in 2004, due partly to a significant increase in short-term borrowings and long-term debt balances during the second half of the year, and partly to a flattening yield curve, which tightened the interest spread earned on net earning assets. Short-term and long-term debt issuances reported in CIBM were the primary sources of funds for PFS balance sheet growth, and increases in these debt balances significantly outpaced increases in net treasury and traded markets assets included in CIBM during 2004.

The 2004 increase in other revenues was due to increased net gains on sales of securities, which was partially offset by decreased trading revenues.

Operating expenses increased $83 million in 2004 due primarily to expansion initiatives related to various treasury and traded markets products. These initiatives resulted in higher salaries and benefits expenses, higher information technology expenses, and increased administrative and other fees charged by HSBC and other affiliated entities.

The provision for credit losses decreased $87 million in 2004 due to general improvement of commercial credit quality. Significant loan paydowns and recoveries of amounts previously charged off were received during 2004. In addition, there were upgrades of classification of certain large criticized credits during the year. A reduction in the unallocated portion of the allowance for credit losses also contributed to the overall decrease in provision expense.

      2003 Compared to 2002

Income before income tax expense for this segment increased 22% over 2002 due to higher levels of trading revenue and net interest income. The year to year improvement in trading revenue primarily related to derivatives and treasury trading and foreign exchange trading revenue. The increase in derivatives and treasury trading revenue for 2003 was due to increased client activity in interest rate and credit derivatives, higher proprietary trading revenue and mark to market gains on economic hedges of HUSI's investment portfolio. Increased client activity and improved trading results relative to 2002, when a challenging market environment in emerging markets currencies impacted performance, drove the improvement in foreign exchange trading revenue. The increases in trading revenue were partially offset by lower profits from the sale of available for sale investment securities. The net interest income growth in this segment was driven by a larger balance sheet and improved interest spreads resulting from historically low interest rates and a steep yield curve, particularly during the first half of the year. The increase in operating expenses reflected higher levels of performance driven incentive compensation and higher fringe benefit costs. Recoveries on several large credits in the Corporate Banking unit and improved overall credit quality drove the year to year improvement in provision for credit losses.

Private Banking (PB)

      2004 Compared to 2003

Income before income tax expense increased 27% in 2004 due to increased equity investment revenue, increased wealth and tax advisory service revenues, and increased gains on sales of investment securities. Operating expenses were flat in 2004, as compared with 2003, as a provision for U.S. withholding tax costs related to deficiencies in client tax documentation was offset by decreases in other expenses.

      2003 Compared to 2002

Income before income tax expense for this segment increased 28% over 2002 reflecting increases in other revenues and a reduced provision for credit losses. Increased wealth and tax advisory services, higher levels of investment sales and increases in trust income all contributed to the year to year increase in other revenues. Other revenues also includes $24 million of additional revenues from wealth and tax advisory services, a business that commenced activity during the third quarter of 2002. The lower provision for credit losses reflected the improvement in the overall credit quality of the segment including fewer problem credits related to South American risk. The increase in operating expenses was due to a $39 million increase in expenses related to the wealth and tax advisory services business, which commenced activity in the third quarter of 2002. Also contributing to the expense increase were higher levels of performance related incentive compensation for certain businesses, agency recruitment fees and fringe benefit costs.

Credit Quality
--------------------------------------------------------------------------------

Regional Concentrations of Credit Risk

HUSI enters into a variety of transactions in the normal course of business that involve both on and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. HUSI participates in lending activity throughout the U.S. and, on a limited basis, internationally.

The following is a summary of the regional exposure HUSI has at December 31, 2004 for the following secured loan portfolios.

------------------------------------------------------------------------------
                                                   Commercial,    Residential
                                              Construction and       Mortgage
December 31, 2004                               Mortgage Loans          Loans
------------------------------------------------------------------------------
New York State.............................                 61%            22%
North Central United States................                  3             12
North Eastern United States................                  9             12
Southern United States.....................                 10             24
Western United States......................                 17             28
Other......................................                 --              2
                                                         -----          -----
Total......................................                100%           100%
                                                         =====          =====

In general, HUSI controls the varying degrees of credit risk involved in on and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is HUSI's policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management's credit evaluation.

Cross-Border Net Outstandings

Cross-border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines, are amounts payable to HUSI by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral.

There were no cross-border net outstandings which exceeded .75% of total assets at December 31, 2004, 2003 and 2002.

Problem Loan Management

      Nonaccruing Loans

Borrowers who experience difficulties in meeting the contractual payment terms of their loans receive special attention. Depending on circumstances, decisions may be made to cease accruing interest on such loans.

Commercial loans are designated as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of all interest and principal based on certain factors, including adequacy of collateral. However, HUSI complies with regulatory requirements, which mandate that interest not be accrued on commercial loans with principal or interest past due for a period of ninety days, unless the loan is both adequately secured and in process of collection.

Residential mortgage interest accruals are suspended when principal or interest payments are more than three months contractually past due. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing only if the customer has agreed to credit counseling; otherwise they are charged off in accordance with a predetermined schedule. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

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

In certain situations where the borrower is experiencing temporary cash flow problems, and after careful examination by management, the interest rate and payment terms may be adjusted from the original contractual agreement. When this occurs and the revised terms at the time of renegotiations are less than HUSI would be willing to accept for a new loan with comparable risk, the loan is separately identified as restructured.

HUSI has commitments to lend additional funds to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments includes clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

      Impaired Loans

In accordance with HUSI's credit policy, a loan is considered to be impaired when it is deemed probable that all principal and interest amounts due, according to the contractual terms of the loan agreement, will not be collected. Probable losses from impaired loans are quantified and recorded as a component of the overall allowance for credit losses. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially or wholly charged off, and loans designated as troubled debt restructures.

      Criticized Loans

Problem loans are assigned various criticized facility grades under the allowance for credit losses methodology.

Special Mention Loans are generally protected by collateral and/or the credit worthiness of the customer, but are potentially weak based upon economic or market circumstances which, if not checked or corrected, could weaken HUSI's credit position at some future date.

Substandard Loans are inadequately protected by the underlying collateral and/or general credit worthiness of the customer. These loans present a distinct possibility that HUSI will sustain some loss if the deficiencies are not corrected.

Doubtful Loans have all the weaknesses exhibited by substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full of the recorded loan highly improbable. However, although the possibility of loss is extremely high, certain pending factors exist which may strengthen the credit at some future date, and therefore the decision to charge off the loan is deferred. Loans graded as doubtful are required to be placed in nonaccruing status.

Credit Quality Statistics

A summary of nonaccruing loan information is presented in the following table.

-------------------------------------------------------------------------------------------------------------------
                                                                  2004       2003       2002       2001       2000
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Nonaccruing loans
      Balance at end of period:
          Domestic:
              Commercial loans:
                  Construction and other real estate .......      $ 33       $ 30       $ 29       $ 28       $ 35
                  Other commercial .........................       103        205        200        237        252
                                                                  ----       ----       ----       ----       ----
                  Total commercial .........................       136        235        229        265        287
              Consumer loans ...............................       114         93        102        118        105
                                                                  ----       ----       ----       ----       ----
              Total domestic ...............................       250        328        331        383        392
          International ....................................        14         38         56         34         31
                                                                  ----       ----       ----       ----       ----
          Total nonaccruing loans ..........................      $264       $366       $387       $417       $423
                                                                  ====       ====       ====       ====       ====

      As a percent of loans:
          Domestic:
              Commercial loans:
                  Construction and other real estate .......       .40%       .42%       .46%       .47%       .62%
                  Other commercial .........................       .87       2.37       1.81       2.17       1.98
                                                                  ----       ----       ----       ----       ----
                  Total commercial .........................       .67       1.49       1.32       1.57       1.56
              Consumer loans ...............................       .18        .32        .44        .58        .57
                                                                  ----       ----       ----       ----       ----
              Total domestic ...............................       .30        .73        .82       1.02       1.06
          International ....................................       .49       1.11       1.85        .96        .88
                                                                  ----       ----       ----       ----       ----
          Total ............................................       .31%       .76%       .89%      1.02%      1.05%
                                                                  ====       ====       ====       ====       ====

      Commitments to lend additional funds to borrowers
        whose loans are classified as nonaccruing (Balance
        at end of period):
          Other commercial .................................      $  1       $  4       $ 12       $ 10       $ 46

      Interest income on nonaccruing loans (Year ended
        December 31):
          Amount which would have been recorded had the
            associated loans been current in accordance with
            their original terms ...........................      $ 23       $ 28       $ 37       $ 31       $ 28
          Amount actually recorded .........................        17         12          9         19         24

2004 growth in consumer loans resulted primarily from residential mortgage loan originations and from the $12 billion private label loan portfolio purchased from HSBC Finance Corporation. 2004 loan growth did not result in significantly increased nonaccruing loan balances, and therefore resulted in a significant reduction in consumer nonaccruing loan balances as a percentage of total consumer loans, as reflected in the above table.

Additional credit quality information is presented in the following table.

------------------------------------------------------------------------------------------------------------------------
December 31                                                2004          2003          2002          2001          2000
------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Accruing loans contractually past due 90 days
  or more as to principal or interest:
      Commercial .................................      $    13       $    24       $    31       $    12       $    29
      Consumer ...................................          246            12             5            10            13
      International ..............................           --             1             5            --            --
                                                        -------       -------       -------       -------       -------
      Total accruing loans contractually past
        due 90 days or more ......................      $   259       $    37       $    41       $    22       $    42
                                                        =======       =======       =======       =======       =======

Criticized assets (Balance at end of period):
      Special mention ............................      $   784       $   618       $ 1,099       $ 1,146       $ 1,383
      Substandard ................................          590           682           996           946           540
      Doubtful ...................................           46           128           115           108           118
                                                        -------       -------       -------       -------       -------
      Total ......................................      $ 1,420       $ 1,428       $ 2,210       $ 2,200       $ 2,041
                                                        =======       =======       =======       =======       =======

Impaired loans
      Balance at end of period ...................      $   236       $   267       $   288       $   243       $   224
      Amount with impairment reserve .............          210           179           170           151           109
      Impairment reserve .........................           18            86            89            83            46

Other real estate and owned assets
      Balance at end of period ...................      $    15       $    17       $    17       $    18       $    21
      Ratio of total nonaccruing loans, other real
        estate assets to total assets ............          .20%          .40%          .45%          .50%          .53%

The increase in accruing loans contractually past due 90 days was a direct result of credit card receivables growth during 2004. Receivables included in the $12 billion private label loan portfolio acquired from HSBC Finance Corporation are generally maintained in accruing status until being charged off after six months of delinquency.

Allowance for Credit Losses

HUSI's methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies on page 15 and in Note 2 of the consolidated financial statements beginning on page 75 of this Form 10-K.

An analysis of changes in the allowance for credit losses and related allowance ratios is presented in the following table.

---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                2004            2003            2002            2001            2000
---------------------------------------------------------------------------------------------------------------------------
Total loans at year end ....................      $ 84,947        $ 48,474        $ 43,636        $ 40,923        $ 40,418
Average total loans ........................        60,328          44,187          42,054          41,441          38,966

Allowance for credit losses:
      Balance at beginning of year .........      $    399        $    493        $    506        $    525        $    638
      Allowance related to acquisitions and
        (dispositions), net ................           485             (15)             (2)            (19)            (11)

Charge offs:
      Commercial:
          Construction and other real estate             2               2               8               7              11
          Other commercial .................            51             147             126             181             173
      Consumer:
          Residential mortgages ............            10               2               3               3               5
          Credit card receivables ..........            65              58              61              66              71
          Other consumer loans .............            22              18              14              11              11
      International ........................             7              16              29              13               2
                                                  --------        --------        --------        --------        --------
Total charge offs ..........................           157             243             241             281             273
                                                  --------        --------        --------        --------        --------

Recoveries on loans charged off:
      Commercial:
          Construction and other real estate             4               2               9              --               3
          Other commercial .................            56              26              11              29              15
      Consumer:
          Residential mortgages ............             1               1               1               1               1
          Credit card receivables ..........             8               7               8               9              11
          Other consumer loans .............             6               5               4               4               4
      International ........................             3              10               2              --              --
                                                  --------        --------        --------        --------        --------
Total recoveries ...........................            78              51              35              43              34
                                                  --------        --------        --------        --------        --------

Total net charge offs ......................            79             192             206             238             239
                                                  --------        --------        --------        --------        --------

Translation adjustment .....................            --              --              --              --              (1)
                                                  --------        --------        --------        --------        --------

Provision charged to income ................           (17)            113             195             238             138
                                                  --------        --------        --------        --------        --------

Balance at end of year .....................      $    788        $    399        $    493        $    506        $    525
                                                  ========        ========        ========        ========        ========

Allowance ratios:
      Total net charge offs to average loans           .13%            .43%            .49%            .57%            .61%
      Year-end allowance to:
          Year-end total loans .............           .93%            .82%           1.13%           1.24%           1.30%
          Year-end total nonaccruing loans .        298.48%         109.02%         127.39%         121.34%         124.11%

During 2004, total nonaccruing loans decreased approximately $102 million while the allowance for credit losses increased approximately $389 million, resulting in a significant increase in the ratio of year-end allowance to total nonaccruing loans in the preceding table. The increased allowance for credit losses resulted from the acquisition of the private label loan portfolio from HSBC Finance Corporation on December 29, 2004. As these receivable balances are typically maintained as accruing until charged off, there were no loan balances included in this portfolio which were classified as nonaccruing at December 31, 2004.

An allocation of the allowance for credit losses by major loan categories is presented in the following table. The decrease in the unallocated portion noted in the table is due to refinement in the allowance methodology during 2004.

-----------------------------------------------------------------------------------------------------------------------------------
                                   2004                 2003                2002                  2001                 2000
                            -------------------  ------------------  -------------------   ------------------- --------------------
                                           % of                % of                 % of                  % of                 % of
                                          Loans               Loans                Loans                 Loans                Loans
                                             to                  to                   to                    to                   to
                                          Total               Total                Total                 Total                Total
                              Amount      Loans   Amount      Loans    Amount      Loans     Amount      Loans   Amount       Loans
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)
Domestic:
   Commercial:
     Construction and
       other real estate..     $  42         10     $ 29         15      $ 27         15       $ 25         14     $ 28          14
     Other commercial.....        78         14      148         18       226         25        224         27      163          31
   Consumer:
     Residential
      mortgages...........        20         55       12         54        11         47         11         43       10          39
     Credit card
       receivables........       560         14       48          2        51          2         53          3       62           3
     Other consumer.......        25          4       22          4        27          4         29          4       31           4
International.............        50          3       75          7        93          7        105          9      117           9
Unallocated reserve.......        13         --       65         --        58         --         59         --      114          --
                                ----        ---     ----        ---      ----        ---       ----        ---     ----         ---
Total.....................      $788        100     $399        100      $493        100       $506        100     $525         100
                                ====        ===     ====        ===      ====        ===       ====        ===     ====         ===

Reserve For Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was approximately $90 million and $44 million at December 31, 2004 and 2003 respectively. In 2004, HUSI refined its methodology for calculating its reserve for off-balance sheet exposure.

Descriptions and financial information for various off-balance sheet arrangements begin on page 43 of this Form 10-K.

Off-Balance Sheet Arrangements and Contractual Obligations
--------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

The following table presents maturity information related to various off-balance sheet arrangements. Descriptions of the various arrangements follow the table.

------------------------------------------------------------------------------------------------------------------
                                                               One       Over One           Over
                                                              Year        Through           Five
December 31, 2004                                          or Less     Five Years          Years          Total
------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Standby letters of credit, net of participations ..       $  3,564       $  1,521       $    110       $  5,195(1)
Commercial letters of credit, net of participations            584            200             76            860
Recourse on sold loans ............................             --              1              9             10(2)
Securities lending indemnifications ...............          4,534             --             --          4,534
Credit derivative contracts .......................            990         51,435         12,990         65,415(3)
Commitments to extend credit:
      Commercial ..................................         19,808         18,879          1,944         40,631
      Consumer ....................................          5,582             --             --          5,582
Commitments to deliver mortgage backed securities .          1,627             --             --          1,627
                                                          --------       --------       --------       --------
Total .............................................       $ 36,689       $ 72,036       $ 15,129       $123,854
                                                          ========       ========       ========       ========

(1)   Includes $383 million issued for the benefit of related parties.

(2)   $8 million of this amount is indemnified by third parties.

(3)   Includes $9,912 million issued for the benefit of related parties.

      Letters of Credit

HUSI may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to HUSI's credit approval process and collateral requirements. HUSI issues two types of letters of credit, commercial and standby.

o A commercial letter of credit is drawn down on the occurrence of an expected underlying transaction, such as the delivery of goods. Upon the occurrence of the transaction, a commercial letter of credit is recorded as a customer acceptance in other assets and other liabilities until settled.


o A standby letter of credit is issued to third parties for the benefit of a customer and is essentially a guarantee that the customer will perform, or satisfy some obligation, under a contract. It irrevocably obligates HUSI to pay a third party beneficiary when a customer either: (1) in the case of a performance standby letter of credit, fails to perform some contractual non-financial obligation, or (2) in the case of a financial standby letter of credit, fails to repay an outstanding loan or debt instrument.

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of HUSI's "stand ready obligation to perform" under these guarantees, amounting to $15 million and $12 million at December 31, 2004 and 2003 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit, of $28 million and $25 million at December 31, 2004 and 2003 respectively.

      Loan Sales with Recourse

HUSI securitizes and sells assets, generally without recourse. In prior years, HUSI's mortgage banking subsidiary sold residential mortgage loans with recourse upon borrower default, with partial indemnification from third parties.

      Credit Derivatives

HUSI enters into credit derivative contracts both for its own benefit and to satisfy the needs of its customers. Credit derivatives are arrangements that provide for one party (the "beneficiary") to transfer the credit risk of a "reference asset" to another party (the "guarantor"). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, HUSI offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table on the preceding page is the maximum amount that HUSI could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

      Securities Lending Indemnifications

HUSI may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. HUSI indemnifies the customers against the risk of loss and obtains collateral from the borrower with a market value exceeding the value of the loaned securities. At December 31, 2004, the fair value of that collateral was approximately $4,625 million.

      Commitments to Extend Credit

Commitments include arrangements whereby HUSI is contractually obligated to extend credit in the form of loans, participations in loans, lease financing receivables, or similar transactions. Consumer commitments are comprised of unused credit card lines and commitments to extend credit secured by residential properties. HUSI has the right to change or terminate any terms or conditions of a customer's credit card or home equity line of credit account, upon notification to the customer.

Contractual Obligations

Obligations to make future payments under contracts are presented in the following table.

-----------------------------------------------------------------------------------------------------------------------
                                                                        One      Over One          Over
                                                                       Year       Through          Five
December 31, 2004                                                   or Less    Five Years         Years         Total
-----------------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Subordinated long-term debt and perpetual capital notes (1) .       $    --       $ 1,094       $ 3,894       $ 4,988
Other long-term debt, including capital lease obligations (1)            80        17,872           899        18,851
Pension and other postretirement benefit obligations (2) ....            49           237           407           693
Minimum future rental commitments on operating leases (3) ...            65           174           134           373
Purchase obligations (4) ....................................            57            31            --            88
                                                                    -------       -------       -------       -------
Total .......................................................       $   251       $19,408       $ 5,334       $24,993
                                                                    =======       =======       =======       =======

(1) Future payments are based on the recorded book value of debt instruments included in Note 14 of the consolidated financial statements beginning on page 93 of this Form 10-K.

(2) Represents estimated future employee service expected to be paid based on assumptions used to measure HUSI's benefit obligation at December 31, 2004. See Note 20 of the consolidated financial statements beginning on page 101 of this Form 10-K.

(3) Represents expected minimum lease payments under noncancellable operating leases for premises and equipment included in Note 22 of the consolidated financial statements beginning on page 105 of this Form 10-K.

(4) Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services and other services.

Risk Management
--------------------------------------------------------------------------------

Overview

Some degree of risk is inherent in virtually all of HUSI's activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI's businesses, it is addressed below as a separate functional discipline.

The objective of HUSI's risk management system is to identify, measure and monitor risks so that:

o the potential costs can be weighed against the expected rewards from taking the risks;

o     unexpected losses can be minimized;

o     appropriate disclosures can be made to all concerned parties;

o adequate protections, capital and other resources can be put in place to weather all significant risks; and

o compliance with all relevant laws, regulations and regulatory requirements is ensured through staff education, adequate processes and controls, and ongoing monitoring efforts.

Historically, HUSI's approach toward risk management has emphasized a culture of business line responsibility combined with central requirements for diversification of customers and businesses. Extensive centrally determined requirements for controls, limits, reporting and the escalation of issues have been detailed in HUSI's and HSBC's policies and procedures. In addition, HUSI has a formal independent compliance function, the staff of which has been aligned with, and has advised, each business and support function.

As a result of an increasingly complex business environment, increased regulatory scrutiny, and the evolution of improved risk management tools and standards, HUSI has significantly upgraded, and continues to upgrade, its methodologies and systems. New practices and techniques have been developed that involve data development, modeling, simulation and analysis, management information systems development, self-assessment, and staff education programs. A senior leadership structure has been introduced at HUSI, under the direction of the Chief Risk Officer, which includes dedicated independent risk specialists for operational, AML and fiduciary risk, in addition to the existing specialists for managing other risks. Staffing has been expanded, including a three-fold increase of compliance/AML specialists to approximately 200 persons, to accommodate an extensive compliance/AML monitoring and testing program.

Risk management oversight begins with HUSI's Board of Directors and its various committees, principally the Audit and Examining Committee. Specific oversight of various risk management processes is provided by the Risk Management Committee, which is chaired by the Chief Risk Officer, and its five principal subcommittees:

o     the Credit Risk Committee;

o     the Asset and Liability Policy Committee;

o     the Operational Risk Management Committee;

o     the Fiduciary Risk Management Committee; and

o     the Compliance Risk Management Committee.

The Risk Management Committee and each sub-committee have charters established by the Board of Directors. While the charters are tailored to reflect the roles and responsibilities of each committee, they all have the following common themes:

o     defining risk appetites, policies and limits;

o monitoring and assessing exposures, trends and the effectiveness of risk management;

o     reporting to the Board of Directors; and

o promulgating a suitable risk taking, risk management, and compliance culture.

Day-to-day management of credit risk is centralized under the Chief Credit Officer. For retail consumer loan portfolios, such as credit cards, installment loans, and residential mortgages, the Chief Credit Officer leverages off the consumer credit management skills and tools of HSBC Finance Corporation. Day-to-day management of interest rate and market risk is centralized principally under the Treasurer. Operational, fiduciary, and compliance risk is decentralized and is the responsibility of each business and support unit. However, for all risk types, there are independent risk specialists that set standards, develop new risk methodologies, maintain central risk databases, and conduct reviews and analysis. The Chief Risk Officer and the Executive Vice Presidents for Compliance and Anti-Money Laundering provide day-to-day oversight of these activities and work closely with Internal Audit, and senior risk officers and specialists at HNAH and HSBC.

Economic and Regulatory Capital

      Economic Capital

Economic capital is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thus minimize the probability of insolvency. Economic capital is measured at the business unit level based on four categories of risk:

o     Credit risk

o     Operational risk

o     Market risk

o     Interest rate risk

Whereas regulatory capital is traditionally only calculated at the total bank level as a measure of the minimum capital needed for regulatory compliance and is based on the amount of capital maintained in relation to risk-weighted assets at a specific point in time, economic capital is actually a measure of risk that can be assigned to each business unit according to its risk characteristics. As a result, economic capital can be used to establish business performance measures, make pricing decisions or set portfolio guidelines.

Economic capital is an internal measure developed by HUSI based on its unique set of diverse businesses, risk appetites, and management practices. In 2004, HUSI began to calculate economic capital from statistical analyses of possible losses related to credit, market, interest rate and operational risk. HUSI calculates economic capital sufficient to cover losses over a one year time horizon at a 99.95% confidence level. This is consistent with HBUS's "AA" rating, as "AA" rated credits have historically defaulted at a rate of about ..05% per year. The one year time horizon is also consistent with traditional planning and budgeting time horizons. Quantification of possible losses related to other risks, such as fiduciary and reputational risk, are broadly covered under the credit, market and operational risk measurements.

      Basel Capital Standards

The status of HNAH's and HUSI's preparations relative to Basel II is summarized on page 8 of this Form 10-K. Only the most advanced approaches toward implementation of the Basel II framework are expected to be adopted by U.S. regulators. For credit risk and operational risk, bank holding companies must adopt the Advanced Internal Ratings Based approach and the Advanced Measurement Approach, respectively, as described in the Basel framework. Market risk assessment will continue to be based on the same value at risk calculations used under current regulation.

HUSI will continue to leverage the internal economic capital development program begun in 2002 in its preparations for the new capital adequacy standards. Many of the practices related to the calculation of economic capital will be used to satisfy regulatory requirements. HUSI expects to qualify to use the new approaches in time to meet the January 1, 2008 implementation date.

Credit Risk Management

Credit risk is the potential that a borrower or counterparty will default on a credit obligation, as well as the impact on the value of credit instruments due to changes in the probability of borrower default.

For HUSI, credit risk is inherent in various on and off-balance sheet instruments and arrangements:

o     in loan portfolios;

o     in investment portfolios;

o in unfunded commitments such as letters of credit and lines of credit that customers can draw upon; and

o in treasury instruments, such as interest rate swaps which, if more valuable today than when originally contracted, may represent an exposure to the counterparty to the contract.

While credit risk exists widely within HUSI, diversification among various commercial and consumer portfolios helps HUSI to lessen risk exposure.

HUSI assesses, monitors and controls credit risk with formal standards, policies and procedures. An independent Credit Risk function is maintained under the direction of the Chief Credit Officer, who reports directly to the Chief Executive Officer of HUSI, and indirectly to the Chief Risk Officer of HNAH and to the Group General Manager, Head of Credit and Risk for HSBC.

The responsibilities of the Credit Risk function include:

o Formulating credit policies - HUSI's policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. HUSI's policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit and Examining Committee.

o Approving new commercial and financial institution credit exposures and reviewing large exposures annually - The Chief Credit Officer delegates credit authority to various lending units throughout HUSI. However, most large credits are reviewed and approved centrally through a dedicated Credit Approval Unit that reports directly to the Chief Credit Officer. In addition, the Chief Credit Officer coordinates the approval of material credits with HSBC Group Credit and Risk which, subject to certain agreed-upon limits, will review and concur on material new and renewal transactions.

o Monitoring portfolio performance - HUSI has implemented a credit data warehouse to centralize the reporting of its credit risk, support the analysis of risk using tools such as economic capital, and to calculate its credit loss reserves. This data warehouse will also support HSBC's wider effort to meet the requirements of Basel II and to generate credit reports for management and the Board of Directors.

o Establishing counterparty and portfolio limits - HUSI monitors and limits its exposure to individual counterparties and to the combined exposure of related counterparties. In addition, selected industry portfolios, such as real estate, telecommunications, aviation, and shipping, are subject to caps that are established by the Chief Credit Officer and reviewed where appropriate by management committees and the Board of Directors. Counterparty credit exposure related to derivative activities is also managed under approved limits. Since the exposure related to derivatives is variable and uncertain, HUSI uses internal risk management methodologies to calculate the 95% worst-case potential future exposure for each customer. These methodologies take into consideration, among other factors, cross-product close-out netting, collateral received from customers under Collateral Support Annexes (CSAs), termination clauses, and off-setting positions within the portfolio.

o Managing problem commercial loans - Special attention is paid to problem loans. When appropriate, HUSI's Special Credits Unit provides customers with intensive management and control support in order to help them avoid default wherever possible and maximize recoveries.

o Overseeing retail credit risk - Each retail business unit is supported by dedicated advanced risk analytics units. The Chief Credit Officer provides independent oversight of credit risk associated with these retail portfolios and is supported by expertise from HNAH's Retail Credit Management unit, under the direction of the HNAH's Chief Risk Officer.

o Chairing the Credit Risk Management Committee - The Chief Credit Officer chairs the Credit Risk Management Committee and is responsible for strategic and collective oversight of the scope of risk taken, the adequacy of the tools used to measure it, and the adequacy of reporting.

During 2004, HUSI introduced a new two dimensional credit risk rating system to replace its previous single dimensional, seven level system. Under the new system, the first "dimension" is measurement of customer or counterparty credit risk through a probability of default based "Customer Rating". The second "dimension" is measurement of loss severity through a facility level "Loss Given Default" assessment.

Customer Rating entails a 22 level grading system. Each grade has its own specified probability of default calibrated to the performance of Standard and Poor's and Moody's Long-Term Debt Ratings across an economic cycle. A suite of models, tools and templates developed using quantitative and statistical techniques, as well as expert judgement, supports the estimation of the probability of default. This suite of tools has been developed using a combination of internal and external resources and data and aims at following what has been determined to be best practice in the industry. To estimate the probable loss in the event of default, HUSI is working with other members of the HSBC Group in building a significant database of historical internal credit losses which will be supplemented by data from external sources, and has implemented other tools and models to support this effort.

The Customer Rating and Loss Given Default measures are also leveraged to support the calculation of HUSI's commercial credit loss reserves beginning with year-end 2004. These measures are modified from their Basel II definitions to ensure that the calculation will comply with U.S. accounting and regulatory standards for credit reserves.

In 2004, HUSI implemented the first stage of its credit economic capital risk measurement system, using the measure in certain internal and Board of Directors reporting. A simulation model is used to determine the amount of unexpected losses, beyond expected losses, that HUSI must be prepared to support with capital given its targeted debt rating. Monthly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk. HUSI intends to continue to refine its calculation of economic capital related to credit risk and begin to integrate the new credit risk modeling tools into the credit risk and portfolio management processes as appropriate.

Asset/Liability Management

Asset and liability management includes management of liquidity, interest rate, and market risk. Liquidity risk is the potential that an instit1ution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Market risk includes both interest rate and trading risk. Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities and off-balance sheet instruments. Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets. In managing these risks, HUSI seeks to protect both its income stream and the value of its assets.

HUSI has substantial, but historically well controlled, interest rate risk in large part as a result of its large portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and to a lesser extent the result of its large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. HUSI has little foreign exchange exposure from investments in overseas operations, which are limited in scope, and total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, which are less than 2% of total available for sale securities.

The management of liquidity, interest rate and most market risk is centralized in treasury and mortgage banking operations. In all cases, the valuation of positions and tracking of positions against limits is handled independently by HUSI's finance units. Oversight of all liquidity, interest rate and market risks is provided by the Asset and Liability Policy Committee (ALCO) which is chaired by the Chief Financial Officer. Subject to the approval of the HUSI Board of Directors and HSBC, ALCO sets the limits of acceptable risk, monitors the adequacy of the tools used to measure risk, and assesses the adequacy of reporting. ALCO also conducts contingency planning with regard to liquidity.

Liquidity Risk Management

Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. HUSI is planning its funding and liquidity management in conjunction with HSBC Finance Corporation, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at HUSI and at HBUS. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the optimal level of liquid assets and available funding sources to have at HUSI's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. Our liquidity management approach has been supplemented by increased long-term debt issuances to third parties, and potential asset sales/securitizations (i.e. residential mortgage loans) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on HUSI's business and customer relationships. In the event of a cash flow crisis (e.g. no access to wholesale funding for one year), the objective of crisis cash flow contingency plans is for sources of cash to exceed uses by a ratio of 1.1 or greater in 12 months. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

Deposit accounts from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective source of liquidity under normal operating conditions. HUSI's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2004, HUSI and HBUS maintained the following long and short-term debt ratings:

                                                 Short-Term Debt                                  Long-Term Debt
                                   -------------------------------------------     -------------------------------------------
                                     Moody's            S&P            Fitch         Moody's             S&P            Fitch
HSBC USA Inc.                          P-1              A-1             F1+             A1               A+               A+
HSBC Bank USA, N.A.                    P-1             A-1+             F1+            Aa3               AA-              A+

Our continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact our access to and the costs associated with issuing debt in these markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

The following assets are primary sources of liquidity to the extent that they can be sold or used as collateral for borrowing:

o a portfolio of highly rated investment securities in excess of $18 billion, approximately $5 billion of which, based on anticipated cash flows, is scheduled to mature within the next twelve months;

o     a liquid trading portfolio in excess of $19 billion; and

o     residential mortgage loans.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HBUS to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary.

Interest Rate Risk Management

HUSI is subject to interest rate risk associated with the repricing characteristics of its balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to optimize net interest income within ranges of interest rate risk that management considers acceptable, HUSI uses derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments.

The following table shows the repricing structure of assets and liabilities as of December 31, 2004. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

----------------------------------------------------------------------------------------------------------------------------
                                                      Within       After One      After Five          After
                                                         One      But Within      But Within            Ten
December 31, 2004                                       Year      Five Years       Ten Years          Years           Total
----------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Commercial loans (including international) .       $  19,253        $  2,460        $    915        $   404        $ 23,032
Residential mortgages ......................          17,760          24,051           4,070            834          46,715
Credit card receivables ....................           8,576           3,340             162             --          12,078
Other loans ................................           1,770           1,206             134             12           3,122
                                                   ---------        --------        --------        -------        --------
      Total loans ..........................          47,359          31,057           5,281          1,250          84,947
                                                   ---------        --------        --------        -------        --------

Securities available for sale and securities
  held to maturity .........................           6,115           6,546           3,541          2,334          18,536
Other assets ...............................          32,327           2,358           2,882             --          37,567
                                                   ---------        --------        --------        -------        --------
      Total assets .........................          85,801          39,961          11,704          3,584         141,050
                                                   ---------        --------        --------        -------        --------

Domestic deposits (1)
      Savings and demand ...................          17,445           8,372           9,106             --          34,923
      Certificates of deposit ..............           9,824           1,582             130            211          11,747
Long-term debt .............................          18,389           3,158           1,269          1,023          23,839
Other liabilities/equity ...................          60,394           4,114           6,033             --          70,541
                                                   ---------        --------        --------        -------        --------
      Total liabilities and equity .........         106,052          17,226          16,538          1,234         141,050
                                                   ---------        --------        --------        -------        --------

      Total balance sheet gap ..............         (20,251)         22,735          (4,834)         2,350              --
                                                   ---------        --------        --------        -------        --------
Effect of derivative contracts .............          12,753         (11,660)         (1,053)           (40)             --
                                                   ---------        --------        --------        -------        --------

      Total gap position ...................       $  (7,498)       $ 11,075        $ (5,887)       $ 2,310        $     --
                                                   =========        ========        ========        =======        ========

(1) Does not include purchased or wholesale treasury deposits. The placement of administered deposits such as savings and demand for interest rate risk purposes reflects behavioral expectations associated with these balances. Long term core balances are differentiated from more fluid balances in an effort to reflect anticipated shifts of non-core balances to other deposit products or equities over time.

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI's assets, liabilities, and derivative contracts. During 2004, there were no significant changes in policies or approach for managing interest rate risk.

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

The assessment techniques discussed below act as a guide for managing interest rate risk associated with balance sheet composition and off-balance sheet hedging strategy (the risk position). Calculated values within limit ranges reflect an acceptable risk position, although an unfavorable trend may prompt consideration to adjust on or off-balance sheet exposure. Calculated values outside of limit ranges will result in consideration of adjustment of the risk position, or consideration of temporary dispensation from making adjustments.

      Present Value of a Basis Point (PVBP)

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2004.

--------------------------------------------------------------------------------
                                                              December 31, 2004
                                                                         Values
--------------------------------------------------------------------------------
                                                                  (in millions)
Institutional PVBP movement limit ......................     +/-      $    6.5
PVBP position at period end.............................                  (2.3)

      Capital at Risk

Capital at risk is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. The following table reflects the capital at risk position at December 31, 2004.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31, 2004
                                                                                                                  Values
-------------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit........................................................       +/-     10.0%
Projected change in value resulting from a gradual 200 basis point increase in interest rates.......               (6.0)
Projected change in value resulting from a gradual 100 basis point decrease in interest rates.......               (2.0)

The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

      Dynamic Simulation Modeling

In addition to the previously mentioned limits, ALCO uses additional modeling to monitor a number of interest rate scenarios for their impact on net interest income. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 31, 2004 Values
                                                                                                      -----------------------------
                                                                                                              Amount             %
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2005):
      Institutional base earnings movement limit....................................................                      +/-   10
      Change resulting from a gradual 200 basis point increase in the yield curve ..................       $    (71)            (2)
      Change resulting from a gradual 200 basis point decrease in the yield curve ..................            351             10

Other significant scenarios monitored (reflects projected rate movements on January 1, 2005):
      Change resulting from an immediate 100 basis point increase in the yield curve ...............            (48)
      Change resulting from an immediate 100 basis point decrease in the yield curve ...............             61
      Change resulting from an immediate 200 basis point increase in the yield curve ...............           (201)
      Change resulting from an immediate 200 basis point decrease in the yield curve ...............             20
      Change resulting from an immediate 75-100 basis point decrease in long-term rates, and
        a decrease of 50 basis points in short-term rates...........................................            (13)
      Change resulting from an immediate 100 basis point increase in short-term rates...............           (122)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet, except for some changes in residential mortgage loans and various types of personal deposits. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

      Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2004, HUSI had an available for sale securities portfolio of approximately $15 billion with a net positive mark to market of $21 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $112 million to a net loss of $91 million with the following results on the tangible capital ratios.

-----------------------------------------------------------------------------------------------------------------
                                                                                         Proforma - Reflecting
                                                                                               25 Basis Points
December 31, 2004                                                          Actual            Increase in Rates
-----------------------------------------------------------------------------------------------------------------
Tangible common equity to tangible assets...........................         5.50%                        5.46%
Tangible common equity to risk weighted assets......................         7.05                         6.99

      Value at Risk (VAR)

VAR analysis is also used to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. As it relates to net interest income, VAR looks at a historical observation period and shows the potential loss from unfavorable market conditions during a "given period" with a certain confidence level (99% for HUSI). HUSI uses a one-day "given period" or "holding period" for setting limits and measuring results. At a 99% confidence level for a two year observation period, HUSI is setting as its limit the fifth worse loss performance in the last 500 business days.

The predominant VAR methodology used by HUSI, "historical simulation", has a number of limitations, including the use of historical data as a proxy for the future, the assumption that position adjustments can be made within the holding period specified, and the use of a 99% confidence level, which does not take into account potential losses that might occur beyond that level of confidence.

      Trading Activities

Trading portfolios reside primarily in the Treasury and mortgage banking areas and include foreign exchange, derivatives, precious metals (gold, silver, platinum), commodities, equities and money market instruments including "repos" and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

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

      Trading Activities - Treasury

      Value at Risk

Value at Risk (VAR) analysis is relied upon as a basis for quantifying and managing risks associated with the Treasury trading portfolios. Such analysis is based upon the following two general principles:

(i) VAR applies to all trading positions across all risk classes including interest rate, equity, commodity, optionality and global/foreign exchange risks; and

(ii) VAR is based on the concept of independent valuations, with all transactions being repriced by an independent risk management function using separate models prior to being stressed against VAR parameters.

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

The following table summarizes trading VAR for 2004, assuming a 99% confidence level for a two year observation period and a 10 day "holding period".

-------------------------------------------------------------------------------------------------------------------------------
                                                                                     Full Year 2004
                                                       December 31,      ---------------------------------------   December 31,
                                                              2004       Minimum          Maximum        Average           2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Total trading...................................           $   41         $   34          $    74         $   47         $   23
Commodities.....................................               11             --               11              3              1
Credit derivatives..............................                9              4               32             11              4
Equities........................................                1             --                1              1              1
Foreign exchange................................                1              1               11              5             11
Interest rate...................................               27             19               61             33             16

      Trading Volatility

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2004. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the 2004 gain (loss) data shows that the largest daily gain was $13 million and the largest daily loss was $11 million.

--------------------------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue                    Below    $(2) to      $0 to         $2 to      $4 to     Over
  earned from market risk-related activities                 $(2)         $0         $2            $4         $6       $6
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Number of trading days market risk-related
  revenue was within the stated range................          12         48         92            58         26       14

      Trading Activities - Mortgage Banking

Trading occurs in Mortgage Banking as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts used to protect the value of MSRs which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

MSRs are assets that represent the present value of net servicing income (servicing fees, ancillary income, escrow and deposit float, servicing costs). MSRs are recognized upon the sale of the underlying loans or at the time that servicing rights are purchased. MSRs are subject to interest rate risk, in that their value will decline as a result of actual and expected acceleration of prepayment of the underlying loans in a falling interest rate environment.

Interest rate risk is mitigated through an active hedging program that uses available for sale (AFS) securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques.

A review of HUSI's MSRs hedging program was conducted in light of the unprecedented market conditions of 2003. This was to ensure that a program is in place to support anticipated business growth while at the same time limiting volatility in the mortgage banking results. Existing risk limits were revised and additional risk limits were established for hedging of economic losses.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31, 2004 Values
                                                                                                    ----------------------------
                                                                                                         Amount               %
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2005):
      Value of hedged MSRs portfolio...........................................................          $  309
      Change resulting from an immediate 50 basis point decrease in the yield curve:
          Change limit (no worse than) ........................................................                       -      4
          Calculated change in net market value................................................              (2)      -      1
      Change resulting from an immediate 50 basis point increase in the yield curve:
          Change limit (no worse than) ........................................................                       -      2
          Calculated change in net market value................................................               4       +      1
      Change resulting from an immediate 100 basis point increase in the yield curve:
          Change limit (no worse than) ........................................................                       -      3
          Calculated change in net market value................................................               6       +      2

      Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

      Hedge Volatility

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2004. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

---------------------------------------------------------------------------------------------------------------------------------
 Ranges of mortgage economic value from                               Below       $(5) to         $0 to          $5 to      Over
   market risk-related activities                                      $(5)            $0            $5            $10       $10
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
 Number of weeks market risk-related
   revenue was within the stated range.........................           9            17            20              3         3

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, systems or from external events. It is inherent in every business organization and covers a wide spectrum of issues, including fraud, unauthorized activities, errors, omissions, inefficiency, systems failure and various issues/events outside of the direct control of HUSI.

HUSI has established an independent Operational Risk Management discipline. The Operational Risk Management Committee, chaired by the Executive Vice President-Operations and including the Chief Risk Officer, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit and Examining Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A Corporate Operational Risk Coordinator provides functional oversight by coordinating the following activities:

o     maintaining a network of business line Operational Risk Coordinators;

o     developing quantitative tools and databases;

o     providing training and developing awareness; and

o independently reviewing and reporting the assessments of operational risks.

Management of operational risk includes identification, assessment, monitoring, control and mitigation, rectification and reporting of the results of risk events and compliance with local regulatory requirements. These key components of the Operational Risk Management process have been communicated by issuance of a high level standard. Key features within the standard that have been addressed in HUSI's Operational Risk Management program include:

o each business and support department is responsible for the identification and management of their operational risks;

o each risk is evaluated and scored by its likelihood to occur; its potential impact on shareholder value; and by exposure - based on the effectiveness of current controls to prevent or mitigate losses. An operational risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

o key risk indicators are established in the automated database where appropriate, and tracked monthly; and

o the database is also used to track operational losses for analysis of root causes, comparison with risk assessments and lessons learned.

Management practices include standard monthly reporting to business line managers, senior management and the Operational Risk Management Committee of high risks, risk mitigation action plan exceptions, losses and key risk indicators. Monthly certification of internal controls includes an operational risk attestation. Operational Risk Management is an integral part of the new product development process and the management performance measurement process.

Analysis of primary types of operational risks reflects a greater than 40% concentration in process risk. The remaining 60% is divided fairly equally between the other three primary operational risk types - systems, people and external events. The same percent distribution of primary operational risk types applies for the higher or more critical operational risks. Within the process risk type greater than 70% of risk is concentrated within internal and external reporting and payment/settlement/delivery risk.

Internal audits, including audits by specialist teams in information technology and treasury, provide an important check on controls and test institutional compliance with the Operational Risk Management policy.

An annual review of internal controls is conducted by internal audit as part of HUSI's compliance with the Federal Deposit Insurance Corporation Improvement Act (FDICIA) and its comprehensive examination and documentation of controls across HUSI involving all business and support units.

Compliance Risk

Compliance Risk is the risk arising from failure to comply with relevant laws, regulations, and regulatory requirements governing the conduct of specific businesses. It is a composite risk that can result in regulatory sanctions, financial penalties, litigation exposure and loss of reputation. Compliance risk is inherent throughout the HUSI organization.

Consistent with HSBC's commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, HUSI has implemented a multi-faceted Compliance Risk Management Program. This program addresses the following priorities, among other issues:

o     anti-money laundering (AML) regulations

o     fair lending laws

o     dealings with affiliates

o     the Community Reinvestment Act

o     permissible activities

o     conflicts of interest

Oversight of the Compliance Risk Management Program is provided by the Audit and Examining Committee of the Board of Directors through the Risk Management Committee and its Compliance Risk Management Subcommittee. This subcommittee is chaired by the Chief Executive Officer and comprised of representatives from key business and support areas having significant compliance risk, the Chief Risk Officer, the General Counsel and executive compliance management. It was established in 2004 and is responsible for overseeing the effectiveness of the overall compliance program and providing counsel to line and compliance management on major potential issues, strategic policy-making decisions and reputational risk matters. Group Audit USA, through continuous monitoring and periodic internal audits, tests the effectiveness of the overall Compliance Risk Management Program.

The independent Corporate Compliance function is comprised of separate Corporate Compliance units focusing on General Compliance and Anti-Money Laundering (AML) compliance, as well as various compliance teams supporting specific business units. The Corporate Compliance function is responsible for the following activities:

o     advising management on compliance matters;

o     providing independent assessment and monitoring; and

o reporting compliance issues to HUSI senior management and Board of Directors, as well as to HSBC Group Compliance.

The overall Corporate Compliance program elements include identification, assessment, monitoring, control and mitigation of the risk and timely resolution of the results of risk events. These functions are generally performed by line management, with oversight provided by Corporate Compliance. Controls for mitigating compliance risk are incorporated into business operating policies and procedures. Processes are in place to ensure controls are appropriately updated to reflect changes in regulatory requirements as well as changes in business practices, including new or revised products, services and marketing programs. A wide range of compliance training is provided to relevant staff, including mandated programs for such areas as anti-money laundering, fair lending and privacy.

HUSI took the following steps during 2004 to enhance its Corporate Compliance program:

o compliance staffing was significantly increased to accommodate expansion of compliance monitoring and testing and to respond to the changing regulatory requirements and business strategies.

o independent AML and General Compliance teams were enhanced to support existing and new business initiatives.

o the Corporate Compliance function created a new centralized compliance testing unit to supplement testing performed by the business compliance teams. This testing unit conducts AML testing throughout HUSI as well as certain general compliance testing programs.

o     new AML procedures were written and implemented for each business unit.

o an automated transaction monitoring program was implemented within retail banking and existing transaction monitoring systems enhanced for private and correspondent banking and assessments performed for the purpose of implementing further automated monitoring tools.

o the existing Operational Risk methodology was leveraged to develop a new compliance self-assessment tool for business units. A common database is used for compliance, operational and fiduciary risk management.

o initial business Compliance Self Assessments were completed by all businesses in 2004 and the self assessment program will be further expanded and modified in 2005 to include additional regulatory requirements and further development of key risk indicators.

Fiduciary Risk

Fiduciary risk is the risk associated with offering services honestly and properly to clients in a fiduciary capacity in accordance with Regulation 12 CFR 9, Fiduciary Activity of National Banks. Fiduciary capacity is defined in the regulation as:

o serving traditional fiduciary duties such as trustee, executor, administrator, registrar of stocks and bonds, guardian, receiver or assignee, or

o     providing investment advice for a fee, or

o     processing investment discretion on behalf of another.

Fiduciary risks reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Trust Operations) and in several other business lines outside of Private Banking (including Retirement Financial Services, Corporate Trust and Asset Management). These risks almost always occur where HUSI is entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. HUSI's policies and procedures for addressing fiduciary risks generally address the following risk categories:

o placing a client in unsuitable investments, or in investments that do not meet stated investment objectives;

o improper asset allocation or mix, portfolio performance, and lack of adherence to investment policy;

o untimely or improper execution of client instructions, especially in a trustee or custodial role;

o     failure to handle uninvested cash or overdrafts properly;

o     noncompliance with AML procedures or account documentation requirements;

o     failure to disburse funds properly, either by wire or check;

o     providing imprudent or unsound financial and asset safekeeping advice;

o creating conflicts of interest between employee incentives and client objectives.

Oversight for the Fiduciary Risk Management function falls to the Fiduciary Risk Management Committee of the Risk Management Committee. This committee is chaired by the Senior Executive Vice President - Private Banking and Wealth Management and includes the Chief Risk Officer and the Senior Vice President - Fiduciary Risk. The Senior Vice President - Fiduciary Risk is responsible for an independent Fiduciary Risk Management Unit that is responsible for day to day oversight of the Fiduciary Risk Management function. The main goals and objectives of this unit include:

o development and implementation of control self assessments, which have been completed for all fiduciary businesses;

o developing, tracking and collecting rudimentary key risk indicators (KRI), and collecting data regarding errors associated with these risks. KRIs for each fiduciary business are in process of being expanded:

o designing, developing and implementing risk monitoring tools, approaches and programs for the relevant business lines and senior management that will facilitate the identification, evaluation, monitoring, measurement, management and reporting of fiduciary risks. In this regard, a common database is used for compliance, operational and fiduciary risks;

o ongoing development and implementation of more robust and enhanced key risk indicator/key performance indicator process with improved risk focused reporting.

Business Continuity Planning

HUSI is committed to the protection of employees, customers and shareholders by a quick response to all threats to the organization, whether they are of a physical or financial nature. For this purpose, HUSI has established a Business Continuity Event Management (EM) process. EM provides an enterprise-wide response and communication framework for managing major business continuity events or incidents. It is designed to be flexible and is scaled to the scope and magnitude of the event or incident.

The EM process works in tandem with HUSI's business continuity policy, plans and key business continuity committees to manage events. HUSI's Crisis Management Committee, a 24/7 standing committee, is activated to manage the EM process in concert with senior HUSI management. This committee provides critical strategic and tactical management of business continuity crisis issues, risk management, communication, coordination and recovery management. HUSI also has designated an Institutional Manager for Business Continuity who plays a key role on the Crisis Management Committee. All major business and support functions have a senior representative assigned to HUSI's Business Continuity Planning Committee chaired by the Institutional Manager.

HUSI has dedicated certain work areas as hot and warm backup sites, which serve as primary business recovery locations. HUSI also has concentrations of major operations in both upstate and downstate New York. This geographic split of major operations is leveraged to provide secondary business recovery sites for many critical business and support areas of HUSI.

HUSI has built its own data center with the intention of developing the highest level of resiliency for disaster recovery as defined by industry standards. Data is mirrored synchronously to the disaster recovery site across duplicate dark fiber loops. A high level of network backup resiliency has been established. In a disaster situation, HUSI is positioned to bring main systems and server applications online within predetermined timeframes.

HUSI tests business continuity and disaster recovery resiliency and capability through routine contingency tests and actual events. Business continuity and disaster recovery programs have been strengthened in numerous areas as a result of these tests or actual events. There is a continuing effort to enhance the program well beyond the traditional business resumption and disaster recovery model.

In 2003, HUSI determined the applicability of the Interagency Paper on "Sound Practices to Strengthen the Resiliency of the U.S. Financial System". HUSI is committed to meeting or exceeding the requirements of the paper for the businesses impacted by the compliance due date.

Glossary of Terms
--------------------------------------------------------------------------------

Cost/Income Ratio - Ratio of total operating expenses, reduced by minority interests and certain non-recurring expense items, to the sum of net interest income and other revenues.

Federal Reserve - the Federal Reserve Bank; the principal regulator for HBUS.

Global Bank Note Program - $20 billion note program, under which HBUS issues senior and subordinated debt.

Goodwill - Represents the purchase price over the fair value of identifiable assets acquired, reduced by liabilities assumed, for business combinations.

HBUS - HSBC Bank USA, National Association; a wholly-owned U.S. banking subsidiary of HUSI.

HNAH - HSBC North America Holdings Inc.; a wholly-owned subsidiary of HSBC and HSBC's top-tier bank holding company in North America.

HNAI - HSBC North America Inc.; an indirect wholly-owned subsidiary of HNAH.

HSBC - HSBC Holdings plc.; HNAH's U.K. parent company.

HSBC Affiliate - any direct or indirect subsidiary of HSBC outside of the HUSI consolidated group of entities.

HSBC Finance Corporation - an indirect wholly-owned finance company subsidiary of HNAH.

HTSU - HSBC Technology & Services (USA) Inc.; an indirect wholly-owned subsidiary of HNAH which provides information technology services to all subsidiaries of HNAH and to other subsidiaries of HSBC.

HUSI - HSBC USA Inc.; the registrant, and a wholly-owned subsidiary of HNAI.

Intangible Assets - Assets (not including financial assets) that lack physical substance. HUSI's acquired intangible assets include mortgage servicing rights and favorable lease arrangements.

Mortgage Servicing Rights - Intangible assets representing the right to service mortgage loans, which are recognized at the time the related loans are sold.

Net Interest Margin to Earning Assets - Net interest income divided by average interest-earning assets for a given period.

Net Interest Margin to Total Assets - Net interest income divided by average total assets for a given period.

Nonaccruing Loans - Loans for which interest is no longer accrued because ultimate collection is unlikely.

OCC - the Office of the Comptroller of the Currency; the principal regulator for HUSI.

Private Label Loan Portfolio - Loan and credit card receivable portfolio acquired from HSBC Finance Corporation on December 29, 2004.

Rate of Return on Common Shareholder's Equity - Net income, reduced by preferred dividends, divided by average common shareholder's equity for a given period.

Rate of Return on Total Assets - Net income after taxes divided by average total assets for a given period.

Total Average Shareholders' Equity to Total Assets - Average total shareholders' equity divided by average total assets as of a given date.

Total Period End Shareholders' Equity to Total Assets - Total shareholders' equity divided by total assets as of a given date.

Reporting to Parent Company in the U.K.
--------------------------------------------------------------------------------

HSBC reports results in accordance with accounting principles generally accepted in the United Kingdom (U.K. GAAP). Therefore, management separately monitors net income and earnings excluding goodwill amortization under U.K. GAAP (non-GAAP financial measures). The following table reconciles net income of HUSI on a U.S. GAAP basis to net income on a U.K. GAAP basis.

-----------------------------------------------------------------------------------------------------
Year Ended December 31                                             2004          2003          2002
-----------------------------------------------------------------------------------------------------
                                                                           (in millions)
Net income - U.S. GAAP basis .............................      $ 1,258       $   941       $   855
Adjustments, net of tax:
      Deferred loan origination fees and costs ...........          (20)           --            --
      Derivative financial instruments ...................           13             8            (3)
      Deferred taxation ..................................          (10)           45            (8)
      Depreciation .......................................           16            16            15
      Software amortization ..............................            8            (5)           (4)
      Securitizations ....................................           (1)           --            --
      Other ..............................................          (10)           (2)            9
                                                                -------       -------       -------
Earnings excluding goodwill amortization - U.K. GAAP basis        1,254         1,003           864
Goodwill amortization ....................................         (140)         (152)         (151)
                                                                -------       -------       -------
Net income - U.K. GAAP basis .............................      $ 1,114       $   851       $   713
                                                                =======       =======       =======

Differences between U.S. and U.K. GAAP are as follows:

Deferred loan origination fees and costs

U.K. GAAP

o Fee and commission income is accounted for in the period when receivable, except when it is charged to cover the costs of a continuing service to, or risk borne for, the customer, or is interest in nature. In these cases, it is recognized on an appropriate basis over the relevant period.

o Loan origination costs are generally expensed as incurred. As permitted by U.K. GAAP, HSBC applies a restricted definition of the incremental, directly attributable origination expenses that are deferred and subsequently amortized over the life of the loans.

U.S. GAAP

o In accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), certain loan fee income and direct loan origination costs are amortized to the profit and loss account over the life of the loan as an adjustment to interest income. Prepayment and delinquency estimates are regularly monitored and cost amortization rates adjusted accordingly.

o Credit card annual fees are netted with direct lending costs, deferred, and amortized on a straight-line basis over one year.

Derivative financial instruments

U.K. GAAP

o Non-trading derivatives are those which are held for hedging purposes as part of HUSI's risk management strategy against cash flows, assets, liabilities, or positions measured on an accruals basis. Non-trading transactions include qualifying hedges and positions that synthetically alter the characteristics of specified financial instruments.

o Non-trading derivatives are accounted for on an equivalent basis to the underlying assets, liabilities or net positions. Any profit or loss arising is recognized on the same basis as that arising from the related assets, liabilities or positions.

o To qualify as a hedge, a derivative must effectively reduce the price, foreign exchange or interest rate risk of the asset, liability or anticipated transaction to which it is linked and be designated as a hedge at inception of the derivative contract. Accordingly, changes in the market value of the derivative must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. If these criteria are met, the derivative is accounted for on the same basis as the underlying hedged item. Derivatives used for hedging purposes include swaps, forwards and futures.

o Interest rate swaps are also used to alter synthetically the interest rate characteristics of financial instruments. In order to qualify for synthetic alteration, a derivative instrument must be linked to specific individual, or pools of similar, assets or liabilities by the notional principal and interest rate risk of the associated instruments, and must achieve a result that is consistent with defined risk management objectives. If these criteria are met, accrual based accounting is applied, i.e. income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement.

o Any gain or loss arising on the termination of a qualifying derivative is deferred and amortized to earnings over the original life of the terminated contract. Where the underlying asset, liability or position is sold or terminated, the qualifying derivative is immediately marked-to-market through the profit and loss account.

o Derivatives that do not qualify as hedges or synthetic alterations at inception are marked-to-market through the profit and loss account, with gains and losses included within "other income".

U.S. GAAP

o All derivatives must be recognized as either assets or liabilities in the balance sheet and be measured at fair value, in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

o The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below:


      - For a derivative designated as hedging exposure to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the associated loss or gain on the hedged item attributable to the risk being hedged. Any resulting net gain or loss represents the ineffective portion of the hedge.


      - For a derivative designated as hedging exposure to variable cash flows of a recognized asset or liability, or of a forecast transaction, the derivative's gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecast transaction affects earnings. The ineffective portion is reported in earnings immediately.

      - For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the change in fair value of the derivative associated with the effective portion of the hedge is included as a component of other comprehensive income, together with the associated loss or gain on the hedged item. The ineffective portion is reported in earnings immediately.

      - In order to apply hedge accounting it is necessary to comply with documentation requirements and to demonstrate the effectiveness of the hedge on an ongoing basis.

      - For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

Deferred taxation

U.K. GAAP

o Deferred tax is generally recognized for all timing differences subject to exceptions in FRS 19, Deferred Tax, and the assessment of the recoverability of deferred tax assets.

o Fair value adjustments on acquisition are treated as if they were timing differences arising in the acquired entity's own accounts. Deferred tax is recognized on fair value adjustments where they give rise to deferral or acceleration of taxable cash flows.

U.S. GAAP

o In accordance with Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109), deferred tax liabilities and assets are recognized for all temporary differences. A valuation allowance is raised against any deferred tax asset where it is more likely than not that the asset, or a part thereof, will not be realized (SFAS 109 `Accounting for Income Taxes').

o The deferred taxation impact of all temporary differences arising from fair value adjustments on acquisition is recognized as part of the purchase accounting adjustment.

Depreciation

U.K. GAAP

o HSBC revalues its properties on an annual basis. HSBC depreciates non-investment properties based on their cost or revalued amounts. No depreciation is charged on investment properties, other than leaseholds, with useful lives of 20 years or less.

U.S. GAAP

o U.S. GAAP does not permit revaluation of property, although it requires recognition of asset impairment. Depreciation is recognized on all properties, based on cost, over the useful lives of the assets.

Software amortization

U.K. GAAP

o HSBC generally expenses costs of software developed for internal use. If it can be shown that conditions for capitalization are met under FRS 10, Goodwill and Intangible Assets, or FRS 15, Tangible Fixed Assets, the software is capitalized and amortized over its useful life.

o Website design and content development costs are capitalized only to the extent that they lead to the creation of an enduring asset delivering benefits at least as great as the amount capitalized.

U.S. GAAP

o The American Institute of Certified Public Accountants' (AICPA) Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained For Internal Use, requires that all costs incurred in the preliminary project and post implementation stages of internal software development be expensed. Costs incurred in the application development stage must be capitalized and amortized over their estimated useful life. Website design costs are capitalized and website content development costs are expensed as they are incurred.

Securitizations

U.K. GAAP

o FRS 5, "Reporting the Substance of Transactions," requires that the accounting for securitized receivables is governed by whether the originator has access to the benefits of the securitized assets and exposure to the risks inherent in those benefits and whether the originator has a liability to repay the proceeds of the note issue:

      - The securitized assets should be derecognized in their entirety and a gain or loss on sale recorded where the originator retains no significant benefits and no significant risks relating to those securitized assets.

      - The securitized assets and the related finance should be consolidated under a linked presentation where the originator retains significant benefits and significant risks relating to those securitized assets but where the downside exposure is limited to a fixed monetary amount and certain other conditions are met.

      - The securitized assets and the related finance should be consolidated on a gross basis where the originator retains significant benefits and significant risks relating to those securitized assets and does not meet the conditions required for linked presentation.

U.S. GAAP

o SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.

o Control has been surrendered over transferred assets if and only if all of the following conditions are met:

      - The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

      - Each holder of interests in the transferee (i.e., holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.

      - The transferor does not maintain effective control over the assets through either an agreement that obligates the transferor to repurchase or to redeem them before their maturity or through the ability to unilaterally cause the holder to return specific assets, other than through a clean-up call.

      - If these conditions are not met the securitized assets should continue to be consolidated.

o Where we retain an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, we recognize this interest at fair value on sale of the assets.

o There are no provisions for linked presentation of securitized assets and the related finance.

Goodwill amortization

U.K. GAAP

o Goodwill arising on acquisitions of subsidiary undertakings, associates or joint ventures prior to 1998 was charged against reserves in the year of acquisition.

o For acquisitions made on or after January 1, 1998, goodwill is included in the balance sheet and amortized over its estimated useful life on a straight-line basis. U.K. GAAP allows goodwill previously eliminated against reserves to be reinstated, but does not require it. In common with many other U.K. companies, HSBC elected not to reinstate such goodwill on the grounds that it would not materially assist the understanding of readers of its accounts who were already familiar with U.K. GAAP.

o Goodwill included in the balance sheet is tested for impairment when necessary by comparing the recoverable amount of an entity with the carrying value of its net assets, including attributable goodwill. The recoverable amount of an entity is the higher of its value in use, generally the present value of the expected future cash flows from the entity, and its net realizable value.

o At the date of disposal of subsidiaries, associates or joint ventures, any unamortized goodwill or goodwill charged directly against reserves is included in the share of the undertakings' total net assets in the calculation of the gain or loss on disposal.

o Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the market price at the date of completion.

U.S.  GAAP

o Goodwill acquired up to June 30, 2001 was capitalized and amortized over its useful life but not more than 25 years. The amortization of previously acquired goodwill ceased from December 31, 2001.

o Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that goodwill should not be amortized but should be tested for impairment annually at the reporting unit level by applying a fair-value-based test.

o The goodwill of a reporting unit should be tested for impairment between annual tests in response to events or changes in circumstance which could result in an impairment.

o Where quoted securities are issued as part of the purchase consideration in an acquisition, the fair value of those securities for the purpose of determining the cost of acquisition is the average market price of the securities for a reasonable period before and after the date that the terms of the acquisition are agreed and announced.

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

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the major consolidated assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.


                                                                                            2004
                                                                         --------------------------------------
                                                                           Balance      Interest          Rate*
---------------------------------------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks ..............................      $   2,499        $   41          1.66%
Federal funds sold and securities purchased under resale agreements          4,682            74          1.58
Trading assets ....................................................         15,816           165          1.04
Securities ........................................................         18,224           885          4.86
Loans
 Domestic
  Commercial ......................................................         16,114           732          4.54
  Consumer
    Residential mortgages .........................................         37,014         1,795          4.85
    Other consumer ................................................          3,567           286          8.00
                                                                         ---------        ------          ----
   Total domestic .................................................         56,695         2,813          4.96
 International ....................................................          3,633            99          2.72
                                                                         ---------        ------          ----
   Total loans ....................................................         60,328         2,912          4.83
                                                                         ---------        ------          ----
Other .............................................................            533            18          3.46
                                                                         ---------        ------          ----
Total earning assets ..............................................        102,082        $4,095          4.01%
                                                                         ---------        ------          ----
Allowance for credit losses .......................................           (359)
Cash and due from banks ...........................................          3,276
Other assets ......................................................          7,227
                                                                         ---------
Total assets ......................................................      $ 112,226
                                                                         =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
 Savings deposits .................................................      $  27,220        $  179          0.66%
 Other time deposits ..............................................         16,085           365          2.27
Deposits in foreign offices .......................................         21,899           281          1.28
                                                                         ---------        ------          ----
Total interest bearing deposits ...................................         65,204           825          1.27
                                                                         ---------        ------          ----
Short-term borrowings .............................................          9,320           132          1.42
Long-term debt ....................................................          9,655           380          3.93
                                                                         ---------        ------          ----
Total interest bearing liabilities ................................         84,179         1,337          1.59
                                                                         ---------        ------          ----
Net interest income / Interest rate spread ........................                       $2,758          2.42%
                                                                                          ------          ----
Noninterest bearing deposits ......................................          7,649
Other liabilities .................................................         12,341
Total shareholders' equity ........................................          8,057
                                                                         ---------
Total liabilities and shareholders' equity ........................      $ 112,226
                                                                         =========
Net yield on average earning assets ...............................                                       2.70%
                                                                                                          ----
Net yield on average total assets .................................                                       2.46
                                                                                                          ----

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest included fees of $78 million for 2004, $68 million for 2003 and $47 million for 2002.

                     2003                                        2002
-------------------------------------------------------------------------------------
    Balance      Interest          Rate*           Balance     Interest        Rate*
-------------------------------------------------------------------------------------
               (in millions)
  $  1,682        $     25          1.46%          $ 1,996       $   55        2.74%
     4,521              55          1.22             5,289           95        1.79
    12,427             137          1.10            10,943          162        1.47
    19,051             908          4.76            18,541          975        5.26


    16,612             805          4.85            16,464          841        5.11

    21,245           1,171          5.51            19,346        1,250        6.46
     3,049             248          8.15             2,963          271        9.13
  --------        --------          ----           -------       ------        ----
    40,906           2,224          5.44            38,773        2,362        6.09
     3,281             126          3.83             3,281          160        4.88
  --------        --------          ----           -------       ------        ----
    44,187           2,350          5.32            42,054        2,522        6.00
  --------        --------          ----           -------       ------        ----
       482              20          4.28               476           23        4.91
  --------        --------          ----           -------       ------        ----
    82,350        $  3,495          4.24%           79,299       $3,832        4.83%
  --------        --------          ----           -------       ------        ----
      (476)                                           (533)
     2,513                                           2,017
     7,438                                           6,997
  --------                                         -------
  $ 91,825                                         $87,780
  ========                                         =======



  $ 24,822        $    189          0.76%          $21,070       $  212        1.00%
    10,691             223          2.09            12,879          355        2.76
    19,490             254          1.30            18,705          407        2.17
  --------        --------          ----           -------       ------        ----
    55,003             666          1.21            52,654          974        1.85
  --------        --------          ----           -------       ------        ----
     8,885              91          1.03            11,415          232        2.03
     3,738             206          5.50             3,901          225        5.78
  --------        --------          ----           -------       ------        ----
    67,626             963          1.42            67,970        1,431        2.10
  --------        --------          ----           -------       ------        ----
                  $  2,532          2.82%                        $2,401        2.73%
                  --------          ----                         ------        ----
     6,464                                           5,631
    10,203                                           6,979
     7,532                                           7,200
  --------                                        --------
  $ 91,825                                        $ 87,780
  ========                                        ========
                                    3.07%                                      3.03%
                                    ----                                       ----
                                    2.76                                       2.74
                                    ====                                       ====

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Registered Public Accounting Firm...................    69

HSBC USA Inc.:
        Consolidated Statement of Income..................................    70
        Consolidated Balance Sheet........................................    71
        Consolidated Statement of Changes in Shareholders' Equity.........    72
        Consolidated Statement of Cash Flows..............................    73

HSBC Bank USA, N.A.:
          Consolidated Balance Sheet......................................    74

Notes to Financial Statements.............................................    75

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2004, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association (formerly HSBC Bank USA) and subsidiaries (the Bank) as of December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, and the financial position of the Bank as of December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.


/s/ KPMG LLP

February 25, 2005
New York, New York

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T  O F  I N C O M E

Year Ended December 31,                                       2004          2003          2002
-----------------------------------------------------------------------------------------------
                                                                      (in millions)
Interest income:
    Loans ...........................................      $ 2,912       $ 2,350       $ 2,521
    Securities ......................................          868           887           952
    Trading assets ..................................          165           136           161
    Short-term investments ..........................          115            80           150
    Other ...........................................           18            20            23
                                                           -------       -------       -------
Total interest income ...............................        4,078         3,473         3,807
                                                           -------       -------       -------
Interest expense:
    Deposits ........................................          825           666           974
    Short-term borrowings ...........................          132            91           232
    Long-term debt ..................................          380           206           225
                                                           -------       -------       -------
Total interest expense ..............................        1,337           963         1,431
                                                           -------       -------       -------
Net interest income .................................        2,741         2,510         2,376
Provision (credit) for credit losses ................          (17)          113           195
                                                           -------       -------       -------
Net interest income after provision for credit losses        2,758         2,397         2,181
                                                           -------       -------       -------
Other revenues:
    Trust income ....................................           95            94            94
    Service charges .................................          213           212           206
    Other fees and commissions ......................          425           446           398
    Other income ....................................          333           165            89
    Residential mortgage banking revenue (expense) ..         (120)         (102)           24
    Trading revenues ................................          288           291           130
    Security gains, net .............................           85            48           118
                                                           -------       -------       -------
Total other revenues ................................        1,319         1,154         1,059
                                                           -------       -------       -------
Operating expenses:
    Salaries and employee benefits ..................          937         1,131         1,029
    Occupancy expense, net ..........................          157           156           156
    Other expenses ..................................        1,007           753           690
                                                           -------       -------       -------
Total operating expenses ............................        2,101         2,040         1,875
                                                           -------       -------       -------
Income before income tax expense ....................        1,976         1,511         1,365
Income tax expense ..................................          718           570           510
                                                           -------       -------       -------
Net income ..........................................      $ 1,258       $   941       $   855
                                                           =======       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   B A L A N C E   S H E E T

December 31,                                                                  2004          2003
-------------------------------------------------------------------------------------------------
                                                                              (in millions)
Assets
Cash and due from banks ............................................      $  2,682      $  2,534
Interest bearing deposits with banks ...............................         2,776           843
Federal funds sold and securities purchased under resale agreements          3,126         2,446
Trading assets .....................................................        19,815        14,646
Securities available for sale ......................................        14,655        14,143
Securities held to maturity (fair value $4,042 and $4,648) .........         3,881         4,512
Loans ..............................................................        84,947        48,474
Less - allowance for credit losses .................................           788           399
                                                                          --------      --------
      Loans, net ...................................................        84,159        48,075
Properties and equipment, net ......................................           594           681
Intangible assets, net .............................................           352           551
Goodwill ...........................................................         2,697         2,777
Other assets .......................................................         6,313         4,354
                                                                          --------      --------
Total assets .......................................................      $141,050      $ 95,562
                                                                          ========      ========

Liabilities
Deposits in domestic offices:
  Noninterest bearing ..............................................      $  7,639      $  6,093
  Interest bearing .................................................        50,069        38,995
Deposits in foreign offices:
  Noninterest bearing ..............................................           248           453
  Interest bearing .................................................        22,025        18,414
                                                                          --------      --------
      Total deposits ...............................................        79,981        63,955
                                                                          --------      --------
Trading account liabilities ........................................        12,120        10,460
Short-term borrowings ..............................................         9,874         6,782
Interest, taxes and other liabilities ..............................         4,370         3,089
Long-term debt .....................................................        23,839         3,814
                                                                          --------      --------
Total liabilities ..................................................       130,184        88,100
                                                                          --------      --------
Shareholders' equity
Preferred stock ....................................................           500           500
Common shareholder's equity:
  Common stock ($5 par;  150,000,000 shares authorized;
                         706 and 704 shares issued)                             --(1)         --(1)
  Capital surplus ..................................................         8,418         6,027
  Retained earnings ................................................         1,917           807
  Accumulated other comprehensive income ...........................            31           128
                                                                          --------      --------
      Total common shareholder's equity ............................        10,366         6,962
                                                                          --------      --------
Total shareholders' equity .........................................        10,866         7,462
                                                                          --------      --------
Total liabilities and shareholders' equity .........................      $141,050      $ 95,562
                                                                          ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D  S T A T E M E N T  O F  C H A N G E S
I N  S H A R E H O L D E R S' E Q U I T Y


                                                                                           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Preferred stock
Balance, January 1 and December 31, .............................................      $    500       $    500       $    500
                                                                                       --------       --------       --------

Common stock
Balance, January 1 and December 31, .............................................            --(1)          --(1)          --(1)
                                                                                       --------       --------       --------

Capital surplus
Balance, January 1, .............................................................         6,027          6,056          6,035
Capital contribution from parent ................................................         2,411             15             21
Reductions of capital surplus ...................................................           (20)           (44)            --
                                                                                       --------       --------       --------
Balance, December 31, ...........................................................         8,418          6,027          6,056
                                                                                       --------       --------       --------

Retained earnings
Balance, January 1, .............................................................           807            578            416
Net income ......................................................................         1,258            941            855
Cash dividends declared:
    Preferred stock .............................................................           (23)           (22)           (23)
    Common stock ................................................................          (125)          (690)          (670)
                                                                                       --------       --------       --------
Balance, December 31, ...........................................................         1,917            807            578
                                                                                       --------       --------       --------

Accumulated other comprehensive income
Balance, January 1, .............................................................           128            262             99
Net change in unrealized (losses) gains on securities ...........................           (40)          (175)            80
Net change in unrealized (losses) gains on derivatives classified as cash
  flow hedges ...................................................................           (58)            11             79
Foreign currency translation adjustments ........................................             1             30              4
                                                                                       --------       --------       --------
Other comprehensive (loss) income, net of tax ...................................           (97)          (134)           163
                                                                                       --------       --------       --------
Balance, December 31, ...........................................................            31            128            262
                                                                                       --------       --------       --------
Total shareholders' equity, December 31, ........................................      $ 10,866       $  7,462       $  7,396
                                                                                       ========       ========       ========

Comprehensive income
Net income ......................................................................      $  1,258       $    941       $    855
Other comprehensive (loss) income ...............................................           (97)          (134)           163
                                                                                       --------       --------       --------
Comprehensive income ............................................................      $  1,161       $    807       $  1,018
                                                                                       ========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

(1)   Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F  C A S H  F L O W S

Year Ended December 31,                                                     2004           2003           2002
---------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Cash flows from operating activities
    Net income ...................................................      $  1,258       $    941       $    855
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes ...........           459            399            811
         Provision (credit) for credit losses ....................           (17)           113            195
         Net change in other accrual accounts ....................           (66)          (960)          (694)
         Net change in loans originated for sale .................          (423)         1,033           (775)
         Net change in trading assets and liabilities ............        (2,974)           448           (408)
         Other, net ..............................................          (623)          (485)          (586)
                                                                        --------       --------       --------
              Net cash provided by (used in) operating activities         (2,386)         1,489           (602)
                                                                        --------       --------       --------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ...........        (2,126)          (396)         2,512
    Net change in short-term investments .........................          (909)           494            (95)
    Net change in securities available for sale:
         Purchases of securities available for sale ..............       (11,306)       (13,827)       (13,110)
         Proceeds from sales of securities available for sale ....         6,129          3,637          7,032
         Proceeds from maturities of securities available for sale         5,578         10,752          5,306
    Net change in securities held to maturity:
         Purchases of securities held to maturity ................        (1,190)        (2,678)        (1,556)
         Proceeds from maturities of securities held to maturity .         1,826          3,004          1,596
    Net change in loans:
         Net change in credit card receivables ...................         1,416            (86)           (15)
         Net change in other short-term loans ....................          (828)           245           (374)
         Net originations and maturities of long-term loans ......       (21,632)        (3,131)        (1,561)
         Loans purchased from HSBC Finance Corporation ...........       (16,227)        (2,847)            --
         Sales of loans/other ....................................           466            669            190
    Expenditures for properties and equipment ....................           (29)           (65)           (83)
    Net cash provided in acquisitions, net of cash acquired ......           196            403             23
    Other, net ...................................................          (849)          (366)            10
                                                                        --------       --------       --------
              Net cash used in investing activities ..............       (39,485)        (4,192)          (125)
                                                                        --------       --------       --------
Cash flows from financing activities
    Net change in deposits .......................................        17,030          4,405          2,399
    Net change in short-term borrowings ..........................         3,333           (661)          (979)
    Net change in long-term debt:
         Issuance of long-term debt ..............................        20,481            271            979
         Repayment of long-term debt .............................        (1,068)          (118)        (1,022)
    Capital contribution from parent .............................         2,411             15             21
    Reduction of capital surplus .................................           (20)           (44)            --
    Dividends paid ...............................................          (148)          (712)          (693)
                                                                        --------       --------       --------
              Net cash provided by financing activities ..........        42,019          3,156            705
                                                                        --------       --------       --------
Net change in cash and due from banks ............................           148            453            (22)
Cash and due from banks at beginning of year .....................         2,534          2,081          2,103
                                                                        --------       --------       --------
Cash and due from banks at end of year ...........................      $  2,682       $  2,534       $  2,081
                                                                        ========       ========       ========

Cash paid for:  Interest .........................................      $  1,195       $    990       $  1,484
                Income taxes .....................................           569            331            211

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.

                                             HSBC Bank USA, National Association
--------------------------------------------------------------------------------
C O N S O L I D A T E D   B A L A N C E  S H E E T


December 31,                                                                 2004          2003
-----------------------------------------------------------------------------------------------
                                                                              (in millions)
Assets
Cash and due from banks ...........................................      $  2,624      $  2,534
Interest bearing deposits with banks ..............................         2,698           555
Federal funds sold and securities purchased under resale agreements         3,123         2,446
Trading assets ....................................................        19,240        14,487
Securities available for sale .....................................        14,539        13,529
Securities held to maturity (fair value $3,879 and $4,458) ........         3,729         4,335
Loans .............................................................        84,419        48,390
Less - allowance for credit losses ................................           787           398
                                                                         --------      --------
      Loans, net ..................................................        83,632        47,992
Properties and equipment, net .....................................           591           676
Intangible assets, net ............................................           350           548
Goodwill ..........................................................         2,092         2,173
Other assets ......................................................         5,678         3,693
                                                                         --------      --------
Total assets ......................................................      $138,296      $ 92,968
                                                                         ========      ========
Liabilities
Deposits in domestic offices:
  Noninterest bearing .............................................      $  7,589      $  6,065
  Interest bearing ................................................        50,069        38,995
Deposits in foreign offices:
  Noninterest bearing .............................................           248           453
  Interest bearing ................................................        23,373        19,034
                                                                         --------      --------
      Total deposits ..............................................        81,279        64,547
                                                                         --------      --------
Trading account liabilities .......................................        12,075        10,442
Short-term borrowings .............................................         7,305         5,517
Interest, taxes and other liabilities .............................         3,985         2,719
Long-term debt ....................................................        22,279         1,812
                                                                         --------      --------
Total liabilities .................................................       126,923        85,037
                                                                         --------      --------
Shareholder's equity
Common shareholder's equity
  Common stock  ($100 par; 50,000 shares authorized;
                           20,002 and 20,000 shares issued) .......             2             2
  Capital surplus .................................................         9,527         7,133
  Retained earnings ...............................................         1,839           700
  Accumulated other comprehensive income ..........................             5            96
                                                                         --------      --------
Total shareholder's equity ........................................        11,373         7,931
                                                                         --------      --------
Total liabilities and shareholder's equity ........................      $138,296      $ 92,968
                                                                         ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

Note 1.  Organization and Basis of Presentation
--------------------------------------------------------------------------------

HSBC USA Inc. is a New York State based bank holding company, and is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC USA Inc. and its subsidiaries are collectively referred to as "HUSI". Effective January 1, 2004, HSBC created a new North American organizational structure with HSBC North America Holdings Inc. (HNAH) as the top-tier bank holding company parent. HNAH's principal subsidiaries include a top tier U.S. bank holding company, HSBC North America Inc. (HNAI), a consumer finance company, HSBC Finance Corporation (formerly Household International Inc.), a holding company for investment banking and markets, HSBC Markets (USA) Inc. (HSBC Markets), and a provider of information technology services, HSBC Technology & Services (USA) Inc. (HTSU). HUSI, a wholly owned subsidiary of HNAI, routinely conducts transactions with HSBC Finance Corporation, HSBC Markets and HTSU in the normal course of business.

On July 1, 2004, HUSI consolidated its banking operations under a single national charter, following approval from the Office of the Comptroller of the Currency.

The accounting and reporting policies of HUSI, including its principal subsidiary, HSBC Bank USA, National Association (HBUS), conform to accounting principles generally accepted in the United States of America and to predominant practice within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Certain reclassifications have been made to prior year amounts to conform with current year presentations.

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements
--------------------------------------------------------------------------------

Significant Accounting Policies and Practices

      Principles of Consolidation

The financial statements of HUSI and HBUS are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for under the equity method and reported as equity investments.

      Foreign Currency Translation

The accounts of HUSI's foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in accumulated other comprehensive income and reported as a separate component of shareholders' equity. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

      Resale and Repurchase Agreements

HUSI enters into purchases of securities under agreements to resell ("resale agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed. Interest earned on resale agreements and interest paid on repurchase agreements are reported as interest income and interest expense respectively. HUSI offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. HUSI's policy is to take possession of securities purchased under resale agreements. The market value of the securities subject to the resale and repurchase agreements is regularly monitored to ensure appropriate collateral coverage of these secured financing transactions.

      Investment Securities

Debt securities that HUSI has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, included in accumulated other comprehensive income and reported as a separate component of shareholders' equity.

The fair value of securities is based on current market quotations, where available or internal valuation models that approximate market pricing. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments. If quoted market prices are not available, fair value is estimated based on the quoted price of similar instruments.

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other revenues in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.

HUSI regularly evaluates its securities portfolios to identify losses in value that are deemed other than temporary. To the extent such losses are identified, a loss is recognized in other revenues.

      Loans

Loans are stated at amortized cost. Loans held for sale are carried at the lower of aggregate cost or market value and remain presented as loans in the consolidated balance sheet. Interest income is recorded using the effective yield method as adjusted for amortization of purchase premiums and discounts, and deferred fees and costs.

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

Residential mortgage interest income accruals are suspended when principal or interest payments are more than three months contractually past due. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling; otherwise they are charged off in accordance with a predetermined schedule. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

Loans, other than those included in large groups of smaller balance homogenous loans, are considered impaired when, based on current information, it is probable that HUSI will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Restructured loans are loans for which the original contractual terms have been modified to provide for terms that are less than HUSI would be willing to accept for new loans with comparable risk because of a deterioration in the borrowers' financial condition. Interest on these loans is accrued at the renegotiated rates.

      Loan Fees

Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees and costs are recognized in interest income, generally by the interest method, based on the estimated lives of the loans. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees and annual credit card fees are recognized as other revenues over the period the related service is performed.

      Allowance for Credit Losses

HUSI maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated losses inherent in its commercial and consumer loan portfolios. A separate reserve for credit losses associated with certain off-balance sheet exposures, such as letters of credit and commitments to lend, is also maintained and included in other liabilities. The adequacy of the allowance and the separate off-balance sheet reserve is assessed within the context of both Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), and is based upon an evaluation of various factors including an analysis of individual exposures, current and historical loss experience, changes in the overall size and composition of the portfolio, specific adverse situations, and general economic conditions. Provisions for all credit losses are recorded to earnings based upon HUSI's periodic review of these and other pertinent factors. Actual loan losses are charged and recoveries are credited to the allowance.

For commercial and select consumer loan assets, HUSI conducts a periodic assessment of losses it believes to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected, the asset is considered impaired. In accordance with SFAS 114, a "specific loss" impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Formula-based reserves are also established against commercial loans and off-balance sheet credit exposures in accordance with SFAS 5, based upon an analysis of relevant data, when it is probable that a loss has been incurred and will be realized and the amount of that loss can be reasonably estimated, even though it has yet to manifest itself in a specifically identifiable loan asset. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, derived from a migration analysis which considers net charge off experience by loan and industry type, in relation to internal credit grading.

Homogeneous pools of loans including consumer installment and residential mortgage loans are not assigned specific loan grades. Formula-based reserves are generally determined based upon historical loss experience by loan type or in certain instances, by reference to specific collateral values.

For retail credit card receivables, HUSI uses roll rate methodology (statistical analysis of historical trends used to estimate the probability of continued delinquency, ultimate charge off, and amount of consequential loss assessed at each time period for which payments are overdue) to ensure that an acceptable number of months of anticipated losses are included in the allowance for credit losses. The resulting loss coverage ratio varies by portfolio based on inherent risk and regulatory guidance. Historical factors used in the models are modified as appropriate by an evaluation of current economic conditions and portfolio trends including behavioral and account management information such as bankruptcy. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

Although the calculation of required formula-based reserves is a mechanical process incorporating historical data, the ultimate selection of reserve factors and the assessment of the overall adequacy of the allowance to provide for credit losses inherent in the loan portfolio involves a high degree of subjective management judgment. With recognition to the imprecision in estimating credit losses, and with consideration given to probable losses associated with factors including the impact of the national economic cycle, migration trends within non-criticized portfolios of loans, as well as portfolio concentration, HUSI therefore also maintains an "unallocated reserve".

HUSI gathers and analyzes historical data, updates assumptions relative to expected loss experience and reviews individual and portfolio loan assets on a quarterly basis. In December 2004, HUSI implemented a new advanced methodology for estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. Conversion to the new methodology, which is further described in Critical Accounting Policies on page 15 of this Form 10-K, resulted in a reduction in the allowance for credit losses and an increase in the reserve for off-balance sheet exposures.

      Properties and Equipment, Net

Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred.

      Mortgage Servicing Rights

HUSI recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet in other assets at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment through internal modeling based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment which, if temporary is recorded through the use of a valuation reserve or, if permanent as a direct write-down, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. The reasonableness of these pricing models is periodically substantiated by reference to external independent broker valuations and industry surveys.

If the carrying value of the servicing rights exceeds fair value, the asset is deemed impaired and impairment is recognized by recording a balance sheet valuation reserve with a corresponding charge to income.

HUSI uses certain derivative financial instruments including options and interest rate swaps, to protect against the decline in economic value of servicing rights. These instruments have not been designated as qualifying hedges under SFAS 133 and are therefore recorded as trading instruments that are marked to market through earnings.

      Goodwill and Other Acquisition Intangibles

Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from purchase acquisitions made by HUSI. HUSI has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), which requires that goodwill, including previously existing goodwill, and intangible assets with indefinite useful lives, not be amortized but rather tested for impairment at least annually. Under SFAS 142, all recorded goodwill must be assigned to one or more reporting units of the entity and evaluated for impairment at that level. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill.

      Income Taxes

HNAH files a consolidated federal income tax return which includes HUSI.

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

      Derivative Financial Instruments

Derivative financial instruments are recognized on the balance sheet at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). On the date the derivative contract is entered into, HUSI designates it as either (1) a qualifying SFAS 133 hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (2) a qualifying SFAS 133 hedge of a forecasted transaction of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) as a trading position.

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

At the inception of each hedge, it is HUSI's policy to formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

Increased earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements of SFAS 133, as well as from the hedge ineffectiveness associated with the qualifying contracts. HUSI expects however that it will be able to continue to pursue its overall asset and liability risk management objectives using a combination of derivatives and cash instruments.

      Embedded Derivatives

HUSI may acquire or originate a financial instrument that contains a derivative instrument "embedded" within it. Upon origination or acquisition of any such instrument, HUSI assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the "host contract") and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated a trading instrument.

      Hedge Discontinuation

HUSI formally assesses, both at the hedge's inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. If it is determined that a derivative is not highly effective as a hedge, or that in the future it ceases to be a highly effective hedge, HUSI discontinues hedge accounting prospectively, as discussed below.

HUSI discontinues hedge accounting prospectively when (1) the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is unlikely that a forecasted transaction will occur; (4) the hedged firm commitment no longer meets the definition of a firm commitment; or (5) the designation of the derivative as a hedging instrument is no longer appropriate.

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

      Day One Profit (Loss) Recognition

HUSI recognizes profit and loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Profit or loss not recognized at inception is recognized over the term of the derivative contract in correlation with outstanding risk and valuation characteristics.

      Receivables Sold With Limited Recourse and Securitization Revenue

Certain private label credit card receivables have been securitized and sold to investors with limited recourse. Servicing rights to these receivables was retained. Recourse is limited to the rights to future cash flow and any subordinated interest retained by HUSI. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the life of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provision. This provision and the related reserve for receivables serviced with limited recourse are established at the time of sale to cover all probable credit losses over the life of the receivables sold based on historical experience and estimates of expected future performance. The methodology uses historical monthly net charge off rates applied to the expected balances to be received over the remaining life of the receivable. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they became known. Servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statement of income as other revenues.

In connection with these transactions, an interest-only strip receivable has been recorded representing HUSI's contractual right to receive interest and other cash flows from securitization trusts. Interest-only strip receivables are reported at fair value using discounted cash flow estimates as a component of other assets net of the estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

Other subordinated interests have also been retained in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

In order to align the accounting treatment with that of HSBC under U.K. GAAP (and beginning in 2005, International Financial Reporting Standards), all new funding utilizing securitization is being structured as secured financings. However, because existing transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end.

Transactions With Related Parties

In the normal course of business, HUSI enters into transactions with HSBC and its subsidiaries. These transactions include purchases and sales of receivables and/or account relationships, loan origination and servicing arrangements, information technology services, administrative and operational support, debt underwriting, and other miscellaneous services. Transactions with related parties are generally on terms comparable to those that would be made with unaffiliated parties.

New Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for assets acquired in fiscal years beginning after December 15, 2004. Adoption is not expected to have a material impact on HUSI's financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). FSP 106-1 was issued in response to a new Medicare bill that provides prescription drug coverage to Medicare-eligible retirees and was signed into law in December 2003. FSP 106-1 allows plan sponsors the option of accounting for the effects of this new law in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the new law. HUSI elected to defer the accounting for the effects of the new law. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2), which superceded FSP 106-1. FSP 106-2 provides two methods of transition - retroactive application or prospective application from the date of adoption. If the effects of the new law are deemed to be a "significant event" the effect can be incorporated into the next measurement date following the effective date. Based on information currently available, the effects of the new law are not considered to be a "significant event", and therefore the effects of the new law have been accounted for in the measurement of pension liability at December 31, 2004.

In March 2004, the FASB reached a consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for reporting periods beginning after June 15, 2004, and the new impairment guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. In December 2004, the FASB decided to reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities and requires companies to continue to comply with existing accounting literature. Until the new guidance is finalized, the impact on financial position and results of operations cannot be determined.

In March 2004, the SEC released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105) which provides guidance regarding commitments related to loans to be held for sale, and accounted for as derivative instruments. The guidance indicates that, for commitments issued after March 31, 2004, expected future cash flows from servicing may not be considered in valuing the derivatives and may only be recorded upon sale of the related loans. HUSI previously recorded those cash flows as assets and income upon the issuance of the commitment. Commentary regarding the impact of SAB 105 on residential mortgage banking revenue is provided on page 27 of this Form 10-K.

In December 2004, FASB issued Statement No. 123 (Revised), Share-Based Payment (SFAS 123R). SFAS 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, and is effective for interim or annual reporting periods beginning after June 15, 2005. HUSI was substantially in compliance with SFAS 123R as of December 31, 2004, and will be entirely compliant by the required adoption date. The adoption of SFAS 123R therefore will not have a significant effect on operating results.

Note 3.  Acquisitions and Divestitures
--------------------------------------------------------------------------------

      2004

The following acquisitions from affiliated HSBC entities are described in greater detail in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K:

o On December 29, 2004, HUSI purchased approximately $12 billion of private label loans, primarily credit card receivables, from HSBC Finance Corporation at fair value.

o On March 31, 2004, HUSI purchased approximately $1 billion of domestic residential mortgage loans asset at fair value from HSBC Finance Corporation. In addition, approximately $3 billion of consumer loans were purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

The following transfers and sales to affiliated HSBC entities are described in greater detail in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K:

o On June 1, 2004, HUSI transferred a wholly owned domestic brokerage subsidiary to HSBC Markets at fair value.

o On July 31, 2004, HUSI transferred most of its Panamanian branch operations to an HSBC affiliate at fair value.

o On February 29, 2004, HUSI sold its banking subsidiary in Uruguay to an HSBC affiliate at fair value.

      2003

On December 31, 2003 approximately $3 billion of residential mortgage loan assets were purchased from HSBC Finance Corporation.

On December 31, 2003 HUSI sold its domestic factoring business to CIT Group Inc. Approximately $1 billion of gross loans and over $.7 billion of liabilities were sold. The transaction did not have a material effect on the 2003 results of HUSI.

Note 4. Trading Assets and Liabilities
--------------------------------------------------------------------------------

The composition of trading assets and liabilities is presented in the following table.

--------------------------------------------------------------------------------
December 31                                                  2004           2003
--------------------------------------------------------------------------------
                                                               (in millions)
Trading assets:
      U.S. Treasury ..............................        $   181        $   115
      U.S. Government agency .....................            677            875
      Asset backed securities ....................          1,144          1,505
      Corporate bonds ............................          1,771            848
      Other securities ...........................          3,263          1,344
      Precious metals ............................          3,172          2,306
      Fair value of derivatives ..................          9,607          7,653
                                                          -------        -------
                                                          $19,815        $14,646
                                                          =======        =======
Trading account liabilities:
      Securities sold, not yet purchased .........        $   951        $   914
      Payables for precious metals ...............          1,134          1,181
      Fair value of derivatives ..................         10,035          8,365
                                                          -------        -------
                                                          $12,120        $10,460
                                                          =======        =======

Note 5. Securities
--------------------------------------------------------------------------------

At December 31, 2004 and 2003, HUSI held no securities of any single issuer (excluding the U.S. Treasury and U.S. Government agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the available for sale and held to maturity securities portfolios are presented in the following table.

----------------------------------------------------------------------------------------------------------------
                                                                                Gross        Gross
                                                               Amortized   Unrealized   Unrealized         Fair
December 31, 2004                                                   Cost        Gains       Losses        Value
----------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Securities available for sale:
      U.S. Treasury .......................................      $   203      $    --      $     3      $   200
      U.S. Government agency (1) ..........................       11,165           79          119       11,125
      Asset backed securities .............................        1,122            3            1        1,124
      Other domestic debt securities ......................          990            6            2          994
      Foreign debt securities .............................        1,090           15            2        1,103
      Equity securities ...................................           64           49            4          109
                                                                 -------      -------      -------      -------
      Securities available for sale .......................      $14,634      $   152      $   131      $14,655
                                                                 =======      =======      =======      =======

Securities held to maturity:
      U.S. Treasury .......................................      $   122      $    --      $    --      $   122
      U.S. Government agency (1) ..........................        2,918          132           13        3,037
      Obligations of U.S. states and political subdivisions          465           37           --          502
      Other domestic debt securities ......................          231            6            1          236
      Foreign debt securities .............................          145           --           --          145
                                                                 -------      -------      -------      -------
      Securities held to maturity .........................      $ 3,881      $   175      $    14      $ 4,042
                                                                 =======      =======      =======      =======

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

----------------------------------------------------------------------------------------------------------------
                                                                                Gross        Gross
                                                               Amortized   Unrealized   Unrealized         Fair
December 31, 2003                                                   Cost        Gains       Losses        Value
----------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Securities available for sale:
      U.S. Treasury .......................................      $    --      $    --      $    --      $    --
      U.S. Government agency (1) ..........................       10,778          155          141       10,792
      Asset backed securities .............................        1,784            8            6        1,786
      Other domestic debt securities ......................          415            1           --          416
      Foreign debt securities .............................          904           13           --          917
      Equity securities ...................................          187           49            4          232
                                                                 -------      -------      -------      -------
      Securities available for sale .......................      $14,068      $   226      $   151      $14,143
                                                                 =======      =======      =======      =======

Securities held to maturity:
      U.S. Treasury .......................................      $   125      $    --      $    --      $   125
      U.S. Government agency (1) ..........................        3,513          123           40        3,596
      Obligations of U.S. states and political subdivisions          572           47           --          619
      Other domestic debt securities ......................          294            8            2          300
      Foreign debt securities .............................            8           --           --            8
                                                                 -------      -------      -------      -------
      Securities held to maturity .........................      $ 4,512      $   178      $    42      $ 4,648
                                                                 =======      =======      =======      =======

(1) Includes mortgage backed securities issued or guaranteed by U.S. Government agencies.

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, is presented in the following table. The unrealized losses that have existed for more than one year related to asset backed securities are due to interest rate market conditions. The securities in question are high credit grade (i.e. AAA or AA) and impairment is expected to be temporary.

----------------------------------------------------------------------------------------------------------------------------------
                                                   Less Than One Year                             Greater Than One Year
                                        -------------------------------------------   ---------------------------------------------
                                            Number          Gross         Aggregate       Number            Gross         Aggregate
                                                of     Unrealized        Fair Value           of       Unrealized        Fair Value
December 31, 2004                       Securities         Losses     of Investment   Securities           Losses     of Investment
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Securities available for sale:
      U.S. Treasury .................            1         $    3          $    200           --          $    --         $      --
      U.S. Government agency.........          140             47             3,764          166               72             1,876
      All other securities...........           31              6               487           21                3               103
                                               ---         ------          --------          ---          -------         ---------
      Securities available for sale..          172         $   56          $  4,451          187          $    75         $   1,979
                                               ===         ======          ========          ===          =======         =========

Securities held to maturity:
      U.S. Government agency.........           12         $    3          $    190           15          $    10         $     281
      All other securities...........            7              1                 5           --               --                --
                                               ---         ------          --------          ---          -------         ---------
      Securities held to maturity....           19         $    4          $    195           15          $    10         $     281
                                               ===         ======          ========          ===          =======         =========

The following table presents realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities. Amounts in the table include net realized gains of $8 million, $22 million and $1 million reported in residential mortgage banking revenue in the consolidated statement of income for 2004, 2003 and 2002 respectively.

---------------------------------------------------------------------------------------------------------
                                                                                                     Net
                                                             Gross              Gross           Realized
                                                          Realized           Realized              Gains
Year Ended December 31                                       Gains            (Losses)           (Losses)
---------------------------------------------------------------------------------------------------------
                                                                          (in millions)
2004
----
Securities available for sale .........................    $   100            $    (8)            $   92
Securities held to maturity:
      Maturities, calls and mandatory redemptions .....          1                 --                  1
                                                           -------            -------             ------
                                                           $   101            $    (8)            $   93
                                                           =======            =======             ======

2003
----
Securities available for sale .........................    $    81            $   (11)            $   70
                                                           =======            =======             ======

2002
----
Securities available for sale .........................    $   188            $   (70)            $  118
Securities held to maturity:
      Maturities, calls and mandatory redemptions .....          3                 (2)                 1
                                                           -------            -------             ------
                                                           $   191            $   (72)            $  119
                                                           =======            =======             ======

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2004, by contractual maturity are presented in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. The amounts exclude $64 million cost ($109 million fair value) of equity securities that do not have maturities.

The following table also reflects the distribution of maturities of debt securities held at December 31, 2004 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2004. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

--------------------------------------------------------------------------------------------------------------------------------

                                         Within                 After One                After Five                After
Taxable                                    One                  But Within               But Within                 Ten
Equivalent                                 Year                 Five Years                Ten Years                Years
Basis                               Amount      Yield      Amount       Yield        Amount       Yield      Amount      Yield
--------------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Available for sale:
      U.S. Treasury .........      $    --         --%    $    --          --%      $   203        4.00%    $    --         --%
      U.S. Government agency           431       3.14         392        2.94           879        4.62       9,463       4.14
      Asset backed securities           32       2.42         263        2.62           425        2.84         402       2.57
      Other domestic debt
        securities ..........           36       4.59         116        3.45            --          --         838       3.80
      Foreign debt securities          126       3.52         349        5.37           391        6.62         224       6.59
                                   -------    -------     -------     -------       -------     -------     -------    -------
Total amortized cost ........      $   625       3.26%    $ 1,120        3.67%      $ 1,898        4.57%    $10,927       4.11%
                                   -------    -------     -------     -------       -------     -------     -------    -------
Total fair value ............      $   623                $ 1,116                   $ 1,903                 $10,904
                                   =======                =======                   =======                 =======

Held to maturity:
      U.S. Treasury .........      $   122       1.66%    $    --          --%      $    --          --%    $    --         --%
      U.S. Government agency            --         --          90        7.14           169        6.53       2,659       6.34
      Obligations of U.S.
        states and political
        subdivisions ........            9       6.85          49        6.26            86        5.55         321       5.31
      Other domestic debt
        securities ..........           --         --          --          --            --          --         231       5.93
      Foreign debt securities          145       2.49          --          --            --          --          --         --
                                   -------    -------     -------     -------       -------     -------     -------    -------
Total amortized cost ........      $   276       2.28%    $   139        6.83%      $   255        6.20%    $ 3,211       6.21%
                                   -------    -------     -------     -------       -------     -------     -------    -------
Total fair value ............      $   277                $   145                   $   275                 $ 3,345
                                   =======                =======                   =======                 =======

Note 6. Loans
--------------------------------------------------------------------------------

A distribution of the loan portfolio, including loans held for sale, is presented in the following table.

----------------------------------------------------------------------------------------------------------
December 31                                                 2004                          2003
----------------------------------------------------------------------------------------------------------
                                                      Total  Held for Sale          Total   Held for Sale
----------------------------------------------------------------------------------------------------------
                                                                       (in millions)
Domestic:
       Commercial:
          Construction and other real estate        $ 8,341        $    --        $ 7,075        $    --
          Other commercial .................         11,815             --          8,658             --
       Consumer:
          Residential mortgage .............         46,715          1,352         26,295            946
          Credit card receivables ..........         12,078             --          1,112             --
          Other consumer ...................          3,122            393          1,904            385
International ..............................          2,876             --          3,430             --
                                                    -------        -------        -------        -------
                                                    $84,947        $ 1,745        $48,474        $ 1,331
                                                    =======        =======        =======        =======

On December 29, 2004, HUSI acquired a $12 billion private label loan portfolio from HSBC Finance Corporation. The portfolio consisted of approximately $11 billion of credit card receivables and $1 billion of other consumer loans.

During 2004, HUSI purchased approximately $1 billion of residential mortgage loans from HSBC Finance Corporation. In addition, approximately $4 billion of additional consumer loans, primarily residential mortgage loans, were purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. The remaining net increase in residential mortgage loans resulted from organic growth, primarily in variable rate loans, as customers continued to take advantage of the low interest rate environment.

International loans includes certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady Bonds). HUSI's intent is to hold these instruments until maturity. The Brady Bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with a face value equal to that of the underlying bonds. The following table presents information regarding Brady Bonds.

--------------------------------------------------------------------------------
December 31                                               2004              2003
--------------------------------------------------------------------------------
                                                              (in millions)
Balance at end of year:
      Face value .............................             $178             $178
      Aggregate carrying value ...............              166              166
      Aggregate fair value ...................              177              164

Information regarding credit quality of loans, including analysis of nonaccruing loans, criticized loans, impaired loans, and other real estate and owned assets, is presented in Item 7 beginning on page 37 of this Form 10-K.

HUSI has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 2004 and 2003.

Note 7. Allowance for Credit Losses
--------------------------------------------------------------------------------

An analysis of the allowance for credit losses is presented in the following table.


----------------------------------------------------------------------------------------------------
                                                                  2004          2003          2002
----------------------------------------------------------------------------------------------------
                                                                          (in millions)
Balance at beginning of year ............................        $ 399         $ 493         $ 506
Allowance related to acquisitions and (dispositions), net          485           (15)           (2)
Provision (credited) charged to income ..................          (17)          113           195
Recoveries on loans charged off .........................           78            51            35
Loans charged off .......................................         (157)         (243)         (241)
                                                                 -----         -----         -----
Balance at end of year ..................................        $ 788         $ 399         $ 493
                                                                 =====         =====         =====

On December 29, 2004, HUSI acquired approximately $12 billion of private label loans from HSBC Finance Corporation, including an allowance for credit losses of approximately $505 million associated with the purchased loans.

Included in the December 31, 2004 and December 31, 2003 allowance for credit losses are approximately $14 million and $33 million respectively, of non-United States transfer risk reserves.

Note 8. Properties and Equipment, Net
--------------------------------------------------------------------------------

The following table presents the composition of properties and equipment, net of accumulated depreciation and amortization.

--------------------------------------------------------------------------------------------
                                                Depreciable
December 31                                    Life (Years)           2004            2003
--------------------------------------------------------------------------------------------
                                                               (in millions)
Land ..........................................          --        $    99         $   102
Buildings .....................................        5-40            711             721
Furniture and equipment .......................        3-7             483             504
                                                                   -------         -------
Total .........................................                      1,293           1,327
                                                                   -------         -------
Less: accumulated depreciation and amortization                       (699)           (646)
                                                                   -------         -------
Properties and equipment, net .................                    $   594         $   681
                                                                   =======         =======

Depreciation and amortization expense was approximately $98 million and $99 million in 2004 and 2003 respectively.

Note 9. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

------------------------------------------------------------------------------------------------------------
December 31                                                                               2004        2003
------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance        $309        $503
Favorable lease arrangements, net of accumulated depreciation of $24 and $19 .....          43          48
                                                                                          ----        ----
Intangible assets, net ...........................................................        $352        $551
                                                                                          ====        ====

      Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgages as a separate and distinct asset at the time the related loans are sold, or at the time the MSRs are purchased. MSRs are amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

Fair value is based on the present value of future cash flows which, at December 31, 2004, was calculated using a constant prepayment rate (CPR) of 19.8% annualized, a constant discount rate of 9.64%, and a weighted average life of
4.5 years.

The following table summarizes activity for MSRs and the related valuation allowance.

---------------------------------------------------------------------------------------------
                                                            2004         2003          2002
---------------------------------------------------------------------------------------------
                                                                     (in millions)
MSRs, net of accumulated amortization:
    Balance, January 1, ...........................        $ 526         $ 395         $ 316
    Additions related to loan sales ...............           62           283           169
    Net MSRs acquisitions (sales) .................          (54)           51             3
    Permanent impairment charges ..................          (15)          (44)          (16)
    Amortization ..................................         (103)         (159)          (77)
                                                           -----         -----         -----
    Balance, December 31, .........................          416           526           395
                                                           -----         -----         -----

Valuation allowance for MSRs:
    Balance, January 1, ...........................          (23)          (40)           --
    Temporary impairment (provision) recovery .....         (102)          (27)          (56)
    Permanent impairment charges ..................           15            44            16
    Release of allowance related to MSRs sold .....            3            --            --
                                                           -----         -----         -----
    Balance, December 31, .........................         (107)          (23)          (40)
                                                           -----         -----         -----

MSRs, net of accumulated amortization and valuation
  allowance at December 31, .......................        $ 309         $ 503         $ 355
                                                           =====         =====         =====

The increase in temporary impairment in 2004 resulted primarily from reductions in interest rates, supplemented by changes resulting from HUSI's normal ongoing review of assumptions used in its MSRs valuation model.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $28 billion and $34 billion at December 31, 2004 and 2003 respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices, were approximately $546 million and $643 million at December 31, 2004 and 2003 respectively.

Normal amortization for the current MSRs portfolios is expected to be approximately $88 million for the year ending December 31, 2005, declining gradually to approximately $34 million for the year ending December 31, 2009. Actual levels of amortization could increase or decrease depending upon changes in interest rates and loan prepayment activity. Actual levels of amortization are also dependent upon future levels of MSRs recorded.

      Favorable Lease Arrangements

Intangible assets have been recorded for favorable lease arrangements, which resulted from various business acquisitions. Scheduled amortization of favorable lease arrangements will approximate $5 million per year for 2005 through 2009.

Note 10. Goodwill
--------------------------------------------------------------------------------

During 2004, HUSI sold or transferred certain domestic and foreign operations to affiliated HSBC entities, resulting in reductions of goodwill of approximately $80 million.

During the second quarter of 2004, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

Note 11. Deposits
--------------------------------------------------------------------------------

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were approximately $19 billion and $7 billion at December 31, 2004 and 2003 respectively. The scheduled maturities of all time deposits at December 31, 2004 follows.

--------------------------------------------------------------------------------
                                         Time Deposits In
                                     -------------------------
                                     Domestic          Foreign
                                     Offices           Offices             Total
--------------------------------------------------------------------------------
                                                    (in millions)
2005 .....................           $18,081           $12,460           $30,541
2006 .....................             4,112                11             4,123
2007 .....................               291                 3               294
2008 .....................               243                 4               247
2009 .....................                91                --                91
Later years ..............               300                --               300
                                     -------           -------           -------
                                     $23,118           $12,478           $35,596
                                     =======           =======           =======

Note 12.  Short-Term Borrowings
--------------------------------------------------------------------------------

The following table presents selected information for short-term borrowings. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

----------------------------------------------------------------------------------------------------------------------
                                                         2004                     2003                        2002
                                                  -------------------      -------------------      ------------------
                                                  Amount        Rate       Amount        Rate       Amount        Rate
----------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Federal funds purchased (day to day):
      At December 31 .......................      $2,152        2.31%      $1,718         .95%      $  656        1.29%
      Average during year ..................         958        1.30          915        1.11        1,402        1.62
      Maximum month-end balance ............       2,612                    2,563                    2,788
Securities sold under repurchase agreements:
      At December 31 .......................       1,733        2.69          357        1.45          553        1.52
      Average during year ..................       1,008        3.38          638        1.97          834        3.64
      Maximum month-end balance ............       2,597                    1,475                    1,054
Commercial paper:
      At December 31 .......................       1,879        2.22        1,730        1.08        1,484        1.53
      Average during year ..................       1,735        1.40        1,406        1.21        1,496        1.79
      Maximum month-end balance ............       1,911                    1,730                    1,787
Precious metals:
      At December 31 .......................       3,163         .41        2,808         .78        3,083         .42
      Average during year ..................       3,017         .42        3,437         .33        3,275         .51
      Maximum month-end balance ............       3,338                    3,735                    3,865
All other short-term borrowings:
      At December 31 .......................         947        2.76          169         .97        1,616        1.46
      Average during year ..................         766        4.28        1,044        1.80        2,781        2.76
      Maximum month-end balance ............       2,187                    2,103                    6,669

At December 31, 2004, HUSI had a $2 billion line of credit with HSBC Finance Corporation, of which $600 million was outstanding and included in all other short-term borrowings in the above table.

At December 31, 2004, HUSI had unused lines of credit with HSBC Bank plc aggregating $750 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.

As a member of the New York Federal Home Loan Bank, HUSI has a secured borrowing facility which is collateralized by residential mortgage loan assets.

Note 13. Income Taxes
--------------------------------------------------------------------------------

Total income taxes were allocated as follows.

--------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                           2004        2003        2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
To income before income taxes ............................................      $ 718       $ 570       $ 510
To shareholders' equity as tax charge (benefit):
      Net unrealized gains (losses) on securities available for sale .....        (20)        (99)         41
      Unrealized gain (loss) on derivatives classified as cash flow hedges        (30)          6          43
      Foreign currency translation, net ..................................          4          16           2
                                                                                -----       -----       -----
                                                                                $ 672       $ 493       $ 596
                                                                                =====       =====       =====

The components of income tax expense follow.

--------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                           2004        2003        2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Current:
      Federal ............................................................      $ 452       $ 365       $ (31)
      State and local ....................................................        153          48          10
      Foreign ............................................................         17          24          19
                                                                                -----       -----       -----
Total current ............................................................        622         437          (2)
Deferred, primarily federal ..............................................         96         133         512
                                                                                -----       -----       -----
Total income taxes .......................................................      $ 718       $ 570       $ 510
                                                                                =====       =====       =====

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

--------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                           2004        2003        2002
--------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Statutory rate ...........................................................       35.0%       35.0%       35.0%
Increase (decrease) due to:
      State and local income taxes .......................................        5.6         3.1         4.2
      Goodwill ...........................................................         --          .9          --
      Release of tax reserves ............................................       (2.9)         --          --
      Tax exempt interest income .........................................        (.5)        (.8)       (1.0)
      Other items ........................................................        (.9)        (.5)        (.9)
                                                                                -----       -----       -----
Effective income tax rate ................................................       36.3%       37.7%       37.3%
                                                                                =====       =====       =====

The components of the net deferred tax position are presented in the following table.

-------------------------------------------------------------------------------
December 31                                                   2004        2003
-------------------------------------------------------------------------------
                                                              (in millions)
Deferred tax assets:
      Allowance for credit losses .....................      $ 308       $ 176
      Benefit accruals ................................         97          93
      Accrued expenses not currently deductible .......         47          41
      Investment securities ...........................        (12)        (38)
      Net purchase discount on acquired companies .....         40          58
      Premium on purchased receivables ................         44          --
                                                             -----       -----
          Total deferred tax assets ...................        524         330
                                                             -----       -----
Less deferred tax liabilities:
      Unrealized gains on securities available for sale         11          30
      Lease financing income accrued ..................         26          36
      Accrued pension cost ............................        197         212
      Accrued income on foreign bonds .................         10          11
      Deferred gain recognition .......................         40          --
      Depreciation and amortization ...................         41          50
      Interest and discount income ....................        230          47
      Deferred fees/costs .............................        106          (2)
      Mortgage servicing rights .......................        116         185
      Other ...........................................         21          29
                                                             -----       -----
          Total deferred tax liabilities ..............        798         598
                                                             -----       -----
          Net deferred tax asset (liability) ..........      $(274)      $(268)
                                                             =====       =====

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes that it is more likely than not HUSI would realize the benefits of these deductible differences.

Note 14. Long-Term Debt
--------------------------------------------------------------------------------

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2004 are shown in parentheses.

----------------------------------------------------------------------------------------------------
December 31                                                                       2004         2003
----------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Issued or acquired by HUSI or subsidiaries other than HBUS:
Non-subordinated debt:
      Floating Rate Senior Notes due 2004 ...............................      $    --      $   300
      8.375% Debentures due 2007 ........................................          101          102
                                                                               -------      -------
                                                                                   101          402
Subordinated debt:
      7% Subordinated Notes due 2006 ....................................          300          299
      Fixed Rate Subordinated Notes due 2008-2097 (5.88% - 9.70%) .......        1,523        1,544
      Floating Rate Subordinated Notes due 2009 .........................           --          124
      Perpetual Capital Notes (2.25%) ...................................          125          125
      Junior Subordinated Debentures due 2026-2032 (7.53% - 8.38%) ......        1,060        1,057
                                                                               -------      -------
                                                                                 3,008        3,149
                                                                               -------      -------
Issued or acquired by HBUS or its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
      Medium-Term Floating Rate Notes due 2005-2040 (2.22%-2.56%) .......          890          175
      Fixed Rate Senior Global Bank Notes due 2006-2009 (2.75%-3.88%) ...        1,977           --
      Floating Rate Senior Global Bank Notes due 2006-2009 (2.09%-2.62%)         8,884           --
      Floating Rate Non-USD Global Bank Notes due 2008-2009 (1.46%-2.25%)        1,362           --

Federal Home Loan Bank of New York (FHLB) advances:
      Fixed Rate FHLB advances due 2005-2033 (2.01%-7.24%) ..............           12           17
      Floating Rate FHLB advances due 2006-2008 (2.02%-2.48%) ...........        5,000           --

Other:
      Floating Rate Note due 2019 (1.68%) ...............................           10           10
      Senior Notes due 2036 (1.33%) .....................................           10           10
      Floating Rate Notes due 2036 (.96%) ...............................           10           10
      3.99% Non-USD Senior Debt due 2044 ................................          557           --
      Collateralized repurchase agreements ..............................           18           19
                                                                               -------      -------
                                                                                18,730          241
                                                                               -------      -------
Subordinated debt:
Global Bank Note Program:
      Global Bank Notes due 2014-2034 (4.63%-5.88%) .....................        1,980           --

Obligations under capital leases ........................................           20           22
                                                                               -------      -------

Total long-term debt ....................................................      $23,839      $ 3,814
                                                                               =======      =======

The above table excludes $1,550 million of debt issued by HBUS or its subsidiaries payable to HUSI. Of this amount, the earliest note to mature is in 2006 and the latest note to mature is in 2097.

The Perpetual Capital Notes (PCNs) may be exchanged for securities that constitute permanent primary capital securities for regulatory purposes. The principal amount of each PCN will be payable as follows: (1) at the option of the holder on the put date in each year commencing in 2012, (2) at the option of HUSI on 90 days prior notice, the PCNs may be either (i) redeemed on the specified redemption date, in whole, for cash and at par, but only with the proceeds of a substantially concurrent sale of capital securities issued for the purpose of such redemption or (ii) exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs, and, in each case, the payment of accrued interest in cash or (3) in the event that the sum of HUSI's retained earnings and surplus accounts becomes less than zero, the PCNs will automatically be exchanged, in whole, for capital securities having a market value equal to the principal amount of the PCNs and the payment of accrued interest in cash.

Prior to HUSI's adoption of FIN 46 at December 31, 2003, the statutory business trusts (issuer trusts) that issued guaranteed mandatorily redeemable securities (Capital Securities) were considered consolidated subsidiaries of HUSI. The $1,050 million of Capital Securities issued by these trusts to third party investors, along with $32 million of common securities of the trusts (Common Securities) issued to HUSI, were invested in Junior Subordinated Debentures of HUSI. The Capital Securities were included in long-term debt on HUSI's consolidated balance sheet and the Common Securities and Junior Subordinated Debentures were eliminated in consolidation. Upon adoption of FIN 46, HUSI deconsolidated the issuer trusts. As a result, the Junior Subordinated Debentures issued by HUSI to the trusts are reflected in total long-term debt on HUSI's consolidated balance sheet at December 31, 2004 and 2003.

In June 2004, HBUS finalized a $10 billion Global Bank Note Program, which provided for issuance of subordinated and senior global notes. In September 2004, this program was replaced by a $20 billion Global Bank Note Program. The new program replaced HBUS's $4 billion Global Medium-Term Note Program initiated in June 2000.

Prior to June 2004 the Medium-Term Floating Rate Notes due 2004-2010 represented equity linked notes issued under HBUS's Global Medium-Term Note Program, which provided for the issuance of up to $4 billion of notes having maturities of 7 days or more from the date of issuance. The Medium-Term Floating Rate Note due 2040 was also issued under this Program.

The collateralized repurchase agreements consist of securities repurchase agreements with initial maturities exceeding one year.

Contractual scheduled maturities for total long-term debt over the next five years are as follows.

--------------------------------------------------------------------------------
                                                                   (in millions)
2005 .............................................................       $   80
2006 .............................................................        5,712
2007 .............................................................        5,581
2008 .............................................................        3,214
2009 .............................................................        4,459

Note 15. Preferred Stock
--------------------------------------------------------------------------------

The following table presents information related to the issues of preferred stock outstanding.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                              Amount
                                                                                 Shares   Dividend          Outstanding
                                                                            Outstanding       Rate       ------------------
                                                                                   2004       2004        2004       2003
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
$1.8125 Cumulative Preferred Stock ($25 stated value) ..................      3,000,000      7.250%      $  75      $  75
6,000,000 Depositary shares each representing a one-fourth
  interest in a share of Adjustable Rate Cumulative
  Preferred Stock, Series D ($100 stated value) ........................      1,500,000      4.563         150        150
Dutch Auction Rate Transferable Securities(TM) Preferred
  Stock (DARTS)
      Series A ($100,000 stated value) .................................            625      1.560          63         63
      Series B ($100,000 stated value) .................................            625      1.537          62         62
$2.8575 Cumulative Preferred Stock ($50 stated value) ..................      3,000,000      5.715         150        150
CTUS Inc. Preferred Stock ..............................................            100                     --(1)       --(1)
                                                                                                         -----      -----
                                                                                                         $ 500      $ 500
                                                                                                         =====      =====

(1)   Less than $500 thousand

The $1.8125 Cumulative Preferred Stock may be redeemed, as a whole or in part, at the option of HUSI at $25 per share plus dividends accrued and unpaid to the redemption date.

The dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series D (Series D Stock) is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period. The Series D Stock is redeemable, as a whole or in part, at the option of HUSI at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date.

DARTS of each series are redeemable at the option of HUSI, as a whole or in part on any dividend payment date, at $100,000 per share, plus accrued and unpaid dividends to the redemption date. Dividend rates for each dividend period are set pursuant to an auction procedure. The maximum applicable dividend rates on the shares of DARTS range from 110% to 150% of the 60 day "AA" composite commercial paper rate. DARTS are also redeemable at the option of HUSI, as a whole but not in part, on any dividend payment date at a redemption price of $100,000 per share plus the payment of accrued and unpaid dividends, if the applicable rate for such series fixed with respect to the dividend period for such series ending on such dividend payment date equals or exceeds the 60 day "AA" composite commercial paper rate in effect on the date of determination of such rate.

The outstanding shares of $2.8575 Cumulative Preferred Stock have an aggregate stated value of $150 million. The shares may be redeemed at the option of HUSI, as a whole or in part, on or after October 1, 2007 at $50 per share, plus dividends accrued and unpaid to the redemption date.

HUSI acquired CTUS Inc., a unitary thrift holding company in 1997 from CT Financial Services Inc. (the Seller). CTUS owned First Federal Savings and Loan Association of Rochester (First Federal). The acquisition agreement provided that HUSI issue preferred shares to the Seller. The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. HUSI issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

Note 16. Retained Earnings
--------------------------------------------------------------------------------

Bank dividends are a major source of funds for payment by HUSI of shareholder dividends and along with interest earned on investments, cover HUSI's operating expenses which consist primarily of interest on outstanding debt. The approval of the Federal Reserve Board is required if the total of all dividends declared by HBUS in any year exceeds the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured, as defined, and in the process of collection.

Under the more restrictive of the above rules HBUS can pay dividends to HUSI as of December 31, 2004 of approximately $1.7 billion, adjusted by the effect of its net income (loss) for 2005 up to the date of such dividend declaration.

Note 17.  Accumulated Other Comprehensive Income
--------------------------------------------------------------------------------

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in accumulated other comprehensive income balances.

------------------------------------------------------------------------------------------------------------------
                                                                                     2004        2003        2002
------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Unrealized gains (losses) on available for sale securities:
Balance, January 1, ...........................................................      $ 61       $ 236       $ 156
      Increase (decrease) in fair value, net of taxes of $19, $(75), and $82 in
        2004, 2003 and 2002 respectively ......................................        14        (129)        156
      Net gains on sale of securities reclassified to net income, net of taxes
        of $39, $25 and $41 in 2004, 2003 and 2002 respectively ...............       (54)        (46)        (76)
                                                                                     ----       -----       -----
      Net change ..............................................................       (40)       (175)         80
                                                                                     ----       -----       -----
Balance, December 31, .........................................................        21          61         236
                                                                                     ----       -----       -----

Unrealized gains (losses) on derivatives classified as cash flow hedges:
Balance, January 1, ...........................................................        52          41         (38)
      Change in unrealized gain (loss) net of taxes of $(30), $11 and $43 in
        2004, 2003 and 2002 respectively ......................................       (58)         11          79
                                                                                     ----       -----       -----
      Net change ..............................................................       (58)         11          79
                                                                                     ----       -----       -----
Balance, December 31, .........................................................        (6)         52          41
                                                                                     ----       -----       -----

Foreign currency translation adjustments:
Balance, January 1, ...........................................................        15         (15)        (19)
      Translation gains net of taxes of $4, $16 and $2 in 2004, 2003 and 2002
      respectively ............................................................         1          30           4
                                                                                     ----       -----       -----
      Net change ..............................................................         1          30           4
                                                                                     ----       -----       -----
Balance, December 31, .........................................................        16          15         (15)
                                                                                     ----       -----       -----

Total accumulated other comprehensive income at December 31, ..................      $ 31       $ 128       $ 262
                                                                                     ====       =====       =====

Note 18.  Related Party Transactions
--------------------------------------------------------------------------------

In the normal course of business, HUSI conducts transactions with HSBC and its affiliates (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HUSI to other HSBC affiliates are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions.

----------------------------------------------------------------------------------
December 31                                        2004         2003         2002
----------------------------------------------------------------------------------
                                                          (in millions)
Assets:
      Interest bearing deposits with banks      $   436      $   139      $   130
      Loans ..............................          828          330          338
      Trading assets .....................        3,167        1,811          991
      Other ..............................          752           34           38
                                                -------      -------      -------
          Total assets ...................      $ 5,183      $ 2,314      $ 1,497
                                                =======      =======      =======

Liabilities:
      Deposits ...........................      $ 9,759      $ 7,512      $ 6,140
      Trading account liabilities ........        5,704        3,434        1,145
      Short-term borrowings ..............        1,089          735          267
      Other ..............................           77           79          349
                                                -------      -------      -------
          Total liabilities ..............      $16,629      $11,760      $ 7,901
                                                =======      =======      =======


-----------------------------------------------------------------------------------------------------------
December 31                                                               2004          2003         2002
-----------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Interest income .................................................      $    (6)      $    17      $    28
Interest expense ................................................          119            91           87
Trading (losses) revenues .......................................       (2,821)          428           21
Other revenues ..................................................           44            42           23
Other expenses:
      Fees paid to HTSU for technology services .................          172            --           --
      Fees paid to HSBC Finance Corporation for loan origination,
        loan servicing and other administrative support .........           35            --           --
      Other fees, primarily treasury and traded markets services           213           159           98

Trading losses for the year ended December 31, 2004 primarily represent the mark to market of the intercompany components of interest rate and foreign currency derivative swap transactions entered into by HSBC Finance Corporation. Specifically, HSBC Finance Corporation enters into these swap contracts with HUSI in order to hedge its interest rate positions. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value on the intercompany component substantially offset by the mark to market of related contracts entered into with third parties.

During 2004, HSBC has integrated certain North American operations through changes to its organization structure. The following organizational changes have resulted in changes in the classification of HUSI's revenues and/or expenses in 2004, as compared with 2003.

o Technology services were centralized by the creation of a new HSBC subsidiary, HSBC Technology & Services (USA) Inc. (HTSU), effective January 1, 2004. HUSI's technology services employees, as well as technology services employees from other HSBC affiliates in the United States, were transferred to HTSU. All technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Technology related assets owned by HUSI prior to January 1, 2004 remain in place and were not transferred to HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for technology services and software development. As a result, HSBC affiliate charges included in other expenses for 2004 include amounts previously recorded as "salaries and benefits" and "occupancy expense, net" and "other expenses" on HUSI's consolidated statement of income for 2003.

o HUSI obtains certain underwriting, broker-dealer and administrative support services from an affiliated HSBC entity, HSBC Securities (USA) Inc. (HSUI) pursuant to various service level agreements. Effective January 1, 2004, several employees of HUSI were transferred to HSUI. As a result, HSBC affiliate charges included in other expenses for 2004 include amounts previously recorded as "salaries and benefits" on HUSI's consolidated statement of income for 2003.

o On June 1, 2004, HUSI transferred its wholly owned subsidiary, HSBC Brokerage (USA) Inc. (HBUI) to a related HSBC entity. The transfer resulted in a decrease in total assets of approximately $201 million and a loss on sale of approximately $9 million, which has been reported as a reduction of capital surplus. For the five months ended May 31, 2004, HBUI contributed approximately $14 million of HUSI's income before income tax expense.

The following business transactions were conducted with HSBC Finance Corporation during 2004:

o On December 29, 2004, approximately $12 billion of private label loans, primarily credit card receivables, and related assets were purchased from HSBC Finance Corporation at fair value, without recourse. The purchase price was determined based upon an independent valuation opinion. Residual interests in securitized private label credit card receivable pools of approximately $3 billion were also acquired. Total premium of approximately $639 million was recorded on the acquisition date. The premium will be amortized to interest income over the estimated life of the assets purchased. This transaction did not have a material impact on net income in 2004. HSBC Finance Corporation retained the customer relationships associated with this portfolio. By agreement, HUSI will purchase additional receivables generated under current and future private label accounts at fair value. HUSI and HSBC Finance Corporation will consider potential transfers of MasterCard and Visa receivables in the future based upon continuing evaluations of capital and liquidity at each entity.

o During 2004, HUSI purchased approximately $5 billion of consumer loans, primarily domestic residential mortgage loans, at fair value from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

o On July 1, 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer credit card customer relationships of HUSI were sold to HSBC Finance Corporation, resulting in a gain of approximately $99 million. Receivable balances of approximately $1 billion associated with these relationships were not sold as part of the transaction. Also effective July 1, 2004, new receivable balances generated by these relationships are purchased at fair value from HSBC Finance Corporation on a daily basis. Through December 31, 2004, approximately $1 billion of receivables associated with these relationships have been purchased from HSBC Finance Corporation at a premium of approximately $20 million, which is being amortized to interest income over the estimated life of the receivables purchased. Total premium amortized in 2004 was approximately $9 million. Servicing for the majority of these relationships was transferred to HSBC Finance Corporation in October 2004, resulting in service expense paid to HSBC Finance Corporation of $2 million through December 31, 2004.

o HSBC affiliate expenses, included in other expenses, include charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support. Amounts reported in the preceding table do not include fees associated with loan originations that have been deferred and are being amortized over the life of the related loans.

o Effective October 1, 2004, HBUS is the originating lender for a federal tax refund anticipation loan (RAL) program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS will process applications, fund and subsequently sell RALs to HSBC Finance Corporation.

o At December 31, 2004, HUSI had a $2 billion line of credit with HSBC Finance Corporation, of which $600 million was outstanding and included in short-term borrowings.

At December 31, 2004 and December 31, 2003, the aggregate notional amounts of all derivative contracts with HSBC affiliates were approximately $302 billion and $168 billion respectively. The net credit risk exposure related to these contracts was approximately $2 billion at December 31, 2004 and December 31, 2003.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI's share of the expense of the plans for the year ended 2004 and 2003 was $61 million and $60 million respectively. A description of these plans is included in Note 19 of the consolidated financial statements below.

At December 31, 2004, HUSI had an unused line of credit with HSBC of $750 million. Deposits from affiliated HSBC entities were approximately $6 billion at December 31, 2004.

On July 31, 2004, HUSI transferred most of its Panamanian branch operations to an affiliated HSBC entity at fair value. Total assets and deposits transferred were each approximately $1 billion. The sale resulted in a loss of approximately $11 million, which has been reported as a reduction of capital surplus. For the seven months ended July 31, 2004, the transferred operations contributed approximately $19 million of HUSI's income before income tax expense.

During 2004, HUSI received capital contributions of $2.4 billion from its direct parent company, HNAI, in exchange for two shares of common stock. HUSI also contributed $2.4 billion to HBUS in exchange for two shares of common stock.

HUSI periodically pays dividends to its parent company, HNAI. Dividends paid in 2004 and 2003 were $125 million and $690 million respectively.

Note 19. Stock Option Plans and Restricted Share Plans
--------------------------------------------------------------------------------

Options have been granted to employees of HUSI under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan), the HSBC Holdings Executive Share Option Scheme (the Executive Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan: Overseas Section (the Sharesave Plans). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

Fair values of Group Share Option and Sharesave Plan awards made in 2004, measured at the date of grant, are calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes model. When modeling awards with vesting dependent on performance targets, these performance targets are incorporated into the model using Monte-Carlo simulation. The expected life of options depends on the behavior of option holders, which is incorporated into the option model consistent with historic observable data. Prior to 2004, options were valued using a simpler methodology, which was also based on the Black-Scholes model.

The following table presents information for each plan. Descriptions of each plan follow the table.

---------------------------------------------------------------------------------------------------------------
December 31                                                             2004             2003             2002
---------------------------------------------------------------------------------------------------------------
Group Share Option Plan:
       Total options granted ...............................       4,574,000        4,076,000        4,615,000
       Fair value per option granted .......................      $     2.83       $     3.01       $     2.33
       Total compensation expense recognized (in millions) .      $       10       $       11       $        7
       Significant assumptions used to calculate fair value:
          Risk free interest rate ..........................            4.90%            4.68%            5.57%
          Expected life (years) ............................             6.9                5             5.25
          Expected volatility ..............................              25%              30%              25%

Sharesave Plans (5 year vesting period):
       Total options granted ...............................         207,000          737,000          524,000
       Fair value per option granted .......................      $     3.80       $     3.29       $     3.53
       Total compensation expense recognized (in millions) .      $       --       $        1       $        3
       Significant assumptions used to calculate fair value:
          Risk free interest rate ..........................             5.0%            4.24%            5.57%
          Expected life (years) ............................               5                5             5.25
          Expected volatility ..............................              25%              30%              30%

Sharesave Plans (3 year vesting period):
       Total options granted ...............................         407,000          910,000          691,000
       Fair value per option granted .......................      $     3.44       $     3.20       $     3.63
       Total compensation expense recognized (in millions) .      $        1       $        1       $        1
       Significant assumptions used to calculate fair value:
          Risk free interest rate ..........................             4.9%            4.01%            5.46%
          Expected life (years) ............................               3                3             3.25
          Expected volatility ..............................              25%              30%              30%

Restricted Share Plan:
       Total compensation expense recognized (in millions) .      $       50       $       46       $       28

Executive Share Option Plan:
       Total compensation expense recognized (in millions) .      $       --       $        1       $        4

      Group Share Option Plan

The Group Share Option Plan is a discretionary long-term incentive compensation plan available to certain HUSI employees, based on performance criteria and potential, with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. This plan was adopted by HUSI during 2001.

Beginning in 2005, no further Group Share options will be granted to employees although existing stock option grants will remain in effect subject to the same conditions as before. Instead employees will receive grants of shares of HSBC stock subject to certain vesting conditions.

      Sharesave Plans

The Sharesave Plans invite eligible employees to enter into savings contracts to save up to $400 per month, with the option to use the savings to acquire shares. There are currently two types of plans offered which allow the participant to select savings contracts of either a 5 year or 3 year length. The options are exercisable within six months following the third or fifth year respectively of the commencement of the related savings contract, at a 20 percent discount for options granted in 2004, 2003 and 2002.

Prior to the Sharesave Plans being offered to employees in its present form, eligible employees could elect to participate through HUSI's 401(k) plan and acquire contributions based on HSBC stock at 85% of market value on the date of grant. An employee's agreement to participate was a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price credited to their 401(k) account. Eligibility for this plan was discontinued after 1999 with the adoption of the Sharesave Plans. Compensation expense related to this plan amounted to approximately $0.1 million in 2004, $0.3 million in 2003 and $2 million in 2002.

      Restricted Share Plans

Awards are granted to key individuals in the form of performance and non-performance restricted shares. The awards are based on an individual's demonstrated performance and future potential. Performance related restricted shares generally vest after three years from date of grant, based on HSBC's Total Shareholder Return (TSR) relative to a benchmark TSR during the performance period. TSR is defined as the growth in share value and declared dividend income during the period and the benchmark is composed of HSBC's peer group of financial institutions. If the performance conditions are met, the shares vest and are released to the recipients two years later. Non-performance restricted shares are released to the recipients based on continued service, typically at the end of a three year vesting period.

      Executive Share Option Plan

The Executive Share Option Plan is a discretionary long-term incentive compensation plan available to certain HUSI employees, based on performance criteria and potential, with grants usually made each year. Options are granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. No further grants have been made under this plan since the adoption of the Group Share Option Plan in 2001, and no further compensation expense is expected to be recognized beginning in 2004.

Note 20. Pension and Other Postretirement Benefits
--------------------------------------------------------------------------------

HUSI maintains noncontributory defined benefit pension plans covering substantially all of their employees hired prior to January 1, 1997 and those employees who joined HUSI through acquisitions and were participating in a defined benefit plan at the time of acquisition. Certain other HSBC subsidiaries also participate in these plans.

In November 2004, sponsorship of the U.S. defined benefit pension plans of HBUS and HSBC Finance Corporation were transferred to HNAH. Effective January 1, 2005, the two separate plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S.

HUSI also maintains unfunded noncontributory health and life insurance coverage (other postretirement benefits) for all employees who retired from HUSI and were eligible for immediate pension benefits from HUSI's retirement plan. Employees retiring after 1992 will absorb a portion of the cost of these benefits. Employees hired after that same date are not eligible for these benefits. A premium cap has been established for HUSI's share of retiree medical cost.

      Plan Data and Assumptions

The measurement date for all plans described is December 31. The following table provides data concerning HUSI's qualified defined benefit plan and other postretirement benefits.

-----------------------------------------------------------------------------------------------------------
                                                           Qualified Defined           Other Postretirement
                                                              Benefit Plan                   Benefits
                                                          ---------------------       ---------------------
                                                             2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Change in benefit obligation:
      Benefit obligation, January 1 ................      $ 1,102       $   952       $   124       $   127
      Service cost .................................           31            29             2             2
      Interest cost ................................           69            64             6             7
      Participant contributions ....................           --            --             1             1
      Plan amendment ...............................           --            --            --            (2)
      Actuarial (gain) loss ........................            9            91            --            (2)
      Benefits paid ................................          (38)          (34)          (11)           (9)
                                                          -------       -------       -------       -------
      Benefit obligation, December 31 ..............      $ 1,173       $ 1,102       $   122       $   124
                                                          =======       =======       =======       =======

Change in plan assets:
      Fair value of plan assets, January 1 .........      $ 1,222       $   878       $    --       $    --
      Actual return on plan assets .................          120           203            --            --
      HUSI contribution ............................           --           175            10             8
      Participant contributions ....................           --            --             1             1
      Benefits paid ................................          (38)          (34)          (11)           (9)
                                                          -------       -------       -------       -------
      Fair value of plan assets, December 31 .......      $ 1,304       $.1,222       $    --       $    --
                                                          =======       =======       =======       =======

Funded status of plan:
      Funded status, December 31 ...................      $   130       $   119       $  (122)      $  (124)
      Unrecognized actuarial loss ..................          348           390            12            12
      Unrecognized prior service cost ..............            4             4            --            --
      Unrecognized net transition obligation .......           --            --            24            27
                                                          -------       -------       -------       -------
      Recognized amount ............................      $   482       $   513       $   (86)      $   (85)
                                                          =======       =======       =======       =======

Amount recognized in the consolidated balance sheet:
      Prepaid benefit cost .........................      $   482       $   513       $    --       $    --
      Accrued benefit liability ....................           --            --           (86)          (85)
                                                          -------       -------       -------       -------
      Recognized amount ............................      $   482       $   513       $   (86)      $   (85)
                                                          =======       =======       =======       =======

The accumulated benefit obligation for the defined benefit pension plan was approximately $1,027 million and $942 million at December 31, 2004 and 2003 respectively.

Total net periodic benefit cost included the following components.

-------------------------------------------------- --------------------------------------------------
                                               Qualified Defined               Other Postretirement
                                                   Benefit Plan                     Benefits
                                            --------------------------       ------------------------
                                            2004       2003       2002       2004      2003      2002
-------------------------------------------------- --------------------------------------------------
                                                                   (in millions)
Net periodic benefit cost:
      Service cost ...................      $ 31       $ 29       $ 26       $  2      $  3      $  2
      Interest cost ..................        69         64         60          7         7         8
      Expected return on plan assets .       (96)       (87)       (84)        --        --        --
      Prior service cost amortization          1          1          1         --        --        --
      Actuarial loss .................        26         32          9         --        --        --
      Transition amount amortization .        --         --         --          3         3         3
                                            ----       ----       ----       ----      ----      ----
                                            $ 31       $ 39       $ 12       $ 12      $ 13      $ 13
                                            ====       ====       ====       ====      ====      ====

Amount recorded as pension expense by:
      HUSI ...........................      $ 25       $ 37       $ 10
      Other HSBC affiliates ..........         6          2          2
                                            ----       ----       ----
                                            $ 31       $ 39       $ 12
                                            ====       ====       ====

The assumptions used in determining projected benefit obligation and net periodic benefit cost are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                Qualified Defined                    Other Postretirement
                                                   Benefit Plan                             Benefits
                                          ------------------------------      -------------------------------------
                                           2004        2003        2002        2004          2003          2002
-------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions to
  determine projected benefit
  obligation at December 31:
      Discount rate ................       6.00%       6.25%       6.75%       6.00%         5.75%         6.25%
      Rate of compensation increase        3.75        3.75        3.75        3.75(1)       3.75(1)       3.75(1)

Weighted-average assumptions to
  determine net cost for years ended
  December 31:
      Discount rate ................       6.25%       6.75%       7.25%       5.75%         6.25%         6.75%
      Expected return on plan assets       8.00        8.75        9.50          --            --            --
      Rate of compensation increase        3.75        3.75        4.00        3.75          3.75          4.00

(1)   Applicable to life insurance only.

HUSI determines its expected long-term rate of return based upon historical market returns of equities and fixed income investments adjusted for the mix between these instruments. Additional factors are considered such as the rate of inflation and interest rates. The expected long-term rate of return is validated by comparison to independent sources, which include actuarial consultants and investment advisors.

      Assumed Health Care Cost Trend Rates

--------------------------------------------------------------------------------
December 31                                                    2004       2003
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year pre-65         10%         7%
Health care cost trend rate assumed for next year post-65         9%        --%
Rate that the cost trend rate gradually declines to .....         5%         7%
Year that the rate reaches the ultimate rate ............      2009       2003

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

-------------------------------------------------------------------------------------------
                                                           One Percentage  One Percentage
                                                           Point Increase  Point Decrease
-------------------------------------------------------------------------------------------
                                                                       (in millions)
Effect on total service and interest cost ...............            $ .1            $(.1)
Effect on postretirement benefits obligation ............             1.9            (1.8)

      Plan Assets

HUSI's qualified defined benefit pension plan's weighted-average asset allocation at December 31, 2004 and 2003 by asset category are as follows.

-------------------------------------------------------------------------------------
                                                           Percentage of Plan Assets
                                                           --------------------------
December 31                                                    2004       2003
-------------------------------------------------------------------------------------
Equity securities .......................................        61%        62%
Debt securities .........................................        36         38
Cash and cash equivalents ...............................         3         --
                                                               ----       ----
      Total .............................................       100%       100%
                                                               ====       ====

HUSI strives to maximize the possibility of having sufficient funds to meet the long-term liabilities of the pension plan. To do so, HUSI must achieve a fine balance between the goals of growing the assets of the plan and keeping risk at an acceptable level. A key factor in shaping HUSI's attitude towards risk is the long-term investment horizon of the pension fund. The long-term horizon enables the plan to tolerate the risk of somewhat volatile investment returns in the short run with the expectation of higher returns in the long run.

HUSI's Investment Committee has developed an asset allocation policy based on the plan's objectives, characteristics of the pension liabilities, and asset projections. In addition, the Investment Committee considered industry practices, the current market environment, and practical investment issues. HUSI is cognizant of the fact that diversification is necessary to reduce unnecessary risk. Therefore the pension fund is diversified across several asset classes and securities. The Investment Committee discussed "traditional" asset classes (i.e., publicly traded securities) as well as "alternative" asset classes (e.g., private equity, hedge funds, real estate, etc.), but decided it was not comfortable with alternative asset classes at this time.

--------------------------------------------------------------------------------
Asset Class                                         Target Allocation Percentage
--------------------------------------------------------------------------------
Equity securities ................................                           60%
Debt securities ..................................                           40
                                                                            ---
      Total ......................................                          100%
                                                                            ===

The Investment Committee has examined the plan's risk tolerance from the perspective of participant demographic characteristics, funding characteristics and business/financial characteristics. Based on its assessment of these characteristics and risk preference, HUSI believes that its overall risk posture is average relative to the typical pension plan. Consequently, HUSI believes an average equity exposure is appropriate for its pension fund.

      Expected Benefit Payments

Estimated employee benefit payments expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter, based upon the same assumptions used to measure HUSI's benefit obligation at December 31, 2004 is summarized as follows:

------------------------------------------------------------------------------
                                                                        Other
                                                  Pension      Postretirement
Years                                            Benefits            Benefits
------------------------------------------------------------------------------
                                                        (in millions)
2005 .................................              $ 38                 $11
2006 .................................                42                  11
2007 .................................                46                  11
2008 .................................                50                  11
2009 .................................                55                  11
2010-2014 ............................               356                  51

      Cash Flows

HUSI does not expect to make employer contributions to the qualified defined benefit plan and expects to contribute $10 million for other postretirement benefits during fiscal year 2005.

      Defined Contribution Plans

Employees hired after December 31, 1996 become participants in a defined contribution plan after one year of service. Contributions to the plan are based on a percentage of employees' compensation. Total expense recognized for the plan was approximately $6 million in 2004, $8 million in 2003 and $3 million in 2002.

HUSI maintains a 401(k) plan covering substantially all employees. Contributions to the plan by HUSI are based on employee contributions. Total expense recognized for the plan was approximately $18 million in 2004, $18 million in 2003 and $16 million in 2002.

Note 21. Business Segments
--------------------------------------------------------------------------------

HUSI reports and manages its business segments consistently with the line of business groupings used by HSBC. HUSI has four distinct segments that it utilizes for management reporting and analysis purposes. Descriptions of HUSI's business segments are presented in Item 1 on pages 5-6 of this Form 10-K.

Analysis of Business Segments results and geographic distribution of assets and earnings are presented on pages 33-36 of this Form 10-K.

Note 22. Collateral, Commitments and Contingent Liabilities
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
December 31                                                    2004         2003
--------------------------------------------------------------------------------
                                                                (in millions)
Interest bearing deposits with banks ................       $   767       $  140
Trading assets ......................................           305          647
Securities available for sale .......................         6,096        4,171
Securities held to maturity .........................           655          956
Loans ...............................................         5,971          360
                                                            -------       ------
Total ...............................................       $13,794       $6,274
                                                            =======       ======

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged at December 31, 2004 and 2003 was approximately $1,320 million and $349 million respectively.

The fair value of collateral accepted by HUSI not reported on the consolidated balance sheet that can be sold or repledged at December 31, 2004 and 2003 was approximately $2,834 million and $1,655 million respectively. This collateral was obtained under security resale agreements. Of this collateral, approximately $2,081 million at December 31, 2004 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $1,138 million at December 31, 2003.

The 2004 increase in pledged assets resulted from collateral requirements associated with increased short-term borrowings and with increased derivatives activity.

HUSI and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. The following table presents actual and expected minimum lease payments under noncancellable operating leases, net of sublease rentals.

------------------------------------------------------------------
December 31                            2004      2003       2002
------------------------------------------------------------------
                                              (in millions)

Actual annual rental expense ....      $ 81      $  63      $  58
                                       ====      =====      =====
Minimum expected future payments:
      2005 ......................      $ 65
      2006 ......................        53
      2007 ......................        49
      2008 ......................        37
      2009 ......................        35
      Thereafter ................       134
                                       ----
                                       $373
                                       ====

Note 23. Litigation
--------------------------------------------------------------------------------

HUSI is named in and is defending legal actions in various jurisdictions arising from its normal business. None of these proceedings is regarded as material litigation. In addition, there are certain proceedings related to the "Princeton Note Matter" that are described below.

In relation to the Princeton Note Matter, as disclosed in HUSI's 2002 Annual Report on Form 10-K, two of the noteholders were not included in the settlement and their civil suits are continuing. The U.S. Government excluded one of them from the restitution order (Yakult Honsha Co., Ltd.) because a senior officer of the noteholder was being criminally prosecuted in Japan for his conduct relating to its Princeton Notes. The senior officer in question was convicted during September 2002 of various criminal charges related to the sale of the Princeton Notes. The U.S. Government excluded the other noteholder (Maruzen Company, Limited) because the sum it is likely to recover from the Princeton Receiver exceeds its losses attributable to its funds transfers with Republic New York Securities Corporation as calculated by the U.S. Government. Both of these civil suits seek compensatory, punitive, and treble damages pursuant to RICO and assorted fraud and breach of duty claims arising from unpaid Princeton Notes with face amounts totaling approximately $125 million. No amount of compensatory damages is specified in either complaint. These two complaints name HUSI, HBUS, and Republic New York Securities Corporation as defendants. HUSI and HBUS have moved to dismiss both complaints. The motion is fully briefed and sub judice. Mutual production of documents took place in 2001, but additional discovery proceedings have been suspended pending the Court's resolution of the motions to dismiss.

Note 24. Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

HUSI is party to various derivative financial instruments as an end user (1) for asset and liability management purposes; (2) in order to offset the risk associated with changes in the value of various assets and liabilities accounted for in the trading account; (3) to protect against changes in value of its mortgage servicing rights portfolio; and (4) for trading in its own account.

HUSI is also an international dealer in derivative instruments denominated in U.S. dollars and other currencies which include futures, forwards, swaps and options related to interest rates, foreign exchange rates, equity indices, commodity prices and credit, focusing on structuring of transactions to meet clients' needs.

Fair Value Hedges

Specifically, interest rate swaps that call for the receipt of a variable market rate and the payment of a fixed rate are utilized under fair value strategies to hedge the risk associated with changes in the risk free rate component of the value of certain fixed rate investment securities. Interest rate swaps that call for the receipt of a fixed rate and payment of a variable market rate are utilized to hedge the risk associated with changes in the risk free rate component of certain fixed rate debt obligations. Additionally, beginning in December 2002, HUSI established a qualifying hedge strategy using forward sales contracts to offset the fair value changes of certain conventional closed mortgage loans originated for sale.

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

HUSI recognized net (losses) gains of approximately $(2) million, $0.2 million and $8 million for the years ended December 31, 2004, 2003 and 2002 respectively, (reported as residential mortgage banking revenue and/or other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

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

HUSI recognized net (losses) gains of approximately $(1) million, $3 million and $13 million for the years ended December 31, 2004, 2003 and 2002 respectively, (reported as a component of other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the repricing. As of December 31, 2004, approximately $12 million of deferred net losses on derivative instruments accumulated in other comprehensive income are expected to be charged to earnings during 2005.

Trading and Other Activities

HUSI enters into certain derivative contracts for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. In addition, certain derivative contracts are accounted for on a full mark to market basis through current earnings even though they were acquired for the purpose of protecting the economic value of certain assets and liabilities.

Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
December 31                                                2004             2003
--------------------------------------------------------------------------------
                                                            (in millions)
Interest rate:
      Futures and forwards ...................       $   79,830       $  107,646
      Swaps ..................................        1,219,657          625,670
      Options written ........................          105,582          161,824
      Options purchased ......................           90,635          197,081
                                                     ----------       ----------
                                                      1,495,704        1,092,221
                                                     ----------       ----------
Foreign exchange:
      Swaps, futures and forwards ............          234,424          147,741
      Options written ........................           42,719           16,583
      Options purchased ......................           43,200           16,769
      Spot ...................................           21,927           14,320
                                                     ----------       ----------
                                                        342,270          195,413
                                                     ----------       ----------
Commodities, equities and precious metals:
      Swaps, futures and forwards ............           40,876           33,897
      Options written ........................           10,648            7,048
      Options purchased ......................           11,729            7,081
      Credit derivatives .....................          135,937           31,302
                                                     ----------       ----------
                                                        199,190           79,328
                                                     ----------       ----------

Total ........................................       $2,037,164       $1,366,962
                                                     ==========       ==========

Credit and Market Risks Associated with Derivative Contracts

By using derivative instruments, HUSI is exposed to credit and market risks. If the counterparty fails to perform, credit risk is equal to the fair value gain in the derivative. When the fair value of the derivative contract is positive, this generally indicates that the counterparty owes HUSI, and, therefore, creates a repayment risk for HUSI. When the fair value of a derivative contract is negative, HUSI owes the counterparty and, therefore, it has no repayment risk.

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties including other HSBC affiliates. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

The following table presents credit risk exposure and net fair value associated with derivative contracts. Total fair value of derivative receivables reflects revaluation gains from the "marking to market" of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. The net fair value of all derivative contracts represents the total fair value, less the net liability balance representing revaluation losses from the "marking to market" of derivative contracts held for trading purposes.

--------------------------------------------------------------------------------------
December 31                                                        2004          2003
--------------------------------------------------------------------------------------
                                                                    (in millions)
Credit risk exposure associated with derivative contracts:
      Total fair value of derivative receivables .........      $ 9,607       $ 7,653
      Collateral held against exposure ...................       (4,091)       (2,580)
                                                                -------       -------
Net credit risk exposure .................................      $ 5,516       $ 5,073
                                                                =======       =======

Net fair value of all derivative contracts ...............      $  (249)      $  (566)
                                                                =======       =======

The table below summarizes the risk profile of the counterparties of HUSI's on balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral as of December 31, 2004.

--------------------------------------------------------------------------------
                                                                      Percent of
                                                   Net Credit       Exposure Net
Rating equivalent                               Risk Exposure      of Collateral
--------------------------------------------------------------------------------
                                                (in millions)
AAA to AA- .............................               $1,756                32%
A+ to A- ...............................                2,572                47
BBB+ to BBB- ...........................                  629                11
BB+ to B- ..............................                  351                 6
CCC+ and below .........................                  208                 4
                                                       ------               ---
Total ..................................               $5,516               100%
                                                       ======               ===

Market risk is the adverse effect that a change in interest rates, currency, or implied volatility rates has on the value of a financial instrument. HUSI manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. HUSI also manages the market risk associated with the trading derivatives through hedging strategies that correlate the rates, price and spread movements. HUSI measures this risk daily by using Value at Risk
(VAR) and other methodologies.

HUSI's Asset and Liability Policy Committee is responsible for monitoring and defining the scope and nature of various strategies utilized to manage interest rate risk that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedge strategies are then incorporated into HUSI's overall interest rate risk management and trading strategies.

Note 25. Securitizations and Variable Interest Entities
--------------------------------------------------------------------------------

Securitizations

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, without recourse, which included a consumer private label credit card portfolio, securitized receivables related to this portfolio, and other retained interest assets related to these securitizations. HUSI purchased all trusts and retained interests associated with these securitizations. Total receivables and delinquencies for the purchased consumer private label credit card portfolio are summarized in the following table:

--------------------------------------------------------------------------------------
                                                                         (in millions)
Private label credit card receivables at December 31, 2004:
      Reported in loans ................................................      $10,935
      Add: Securitized amounts .........................................        3,490
                                                                              -------
      Total managed private label credit card receivables ..............      $14,425
                                                                              =======

Retained interest reported in other assets at December 31, 2004:
      Interest-only strip receivables ..................................      $    50
      Over collateralization ...........................................          126
      Subordinated tranche .............................................          163
      Subordinated interest in accrued interest and fees ...............           37
                                                                              -------
      Total retained interests .........................................      $   376
                                                                              =======

Private label credit card receivable delinquencies at December 31, 2004:
      Included in credit card receivables reported as loans ............      $   206
      Add: Securitized amounts acquired from HSBC Finance Corporation ..           58
                                                                              -------
      Total private label credit card receivable delinquencies .........      $   264
                                                                              =======

      Structure of Credit Card Securitizations

These credit card securitization transactions are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, (SFAS 140). In a securitization, a designated pool of private label credit card receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity ("QSPE") as defined by SFAS 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE.

The credit card securitization trusts are established at fixed levels and, due to the revolving nature of the underlying receivables, require the sale of new receivables into the trust to replace runoff so that the principal dollar amount of the investors' interest remains unchanged. This activity is referred to as replenishment. Once the revolving period ends, the amortization period begins and the trust distributes principal payments to the investors.

To help ensure that adequate funds are available to meet the cash needs of the QSPE, various forms of interests in securitized assets may be retained including interest-only strip receivables, over collateralization, subordinated tranches, interest in accrued interest and fees, or other retained interests which provide credit enhancement to investors. Interest-only strip receivables are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return, and are recorded at fair value, net of related loss reserves. Investors and the securitization trusts have only limited recourse to HUSI's assets for failure of debtors to pay. That recourse is limited to the rights to future cash flows and any other subordinated interest that HUSI may retain. Cash flows related to the interest-only strip receivables are collected over the life of the underlying securitized receivables.

The retained securitization interests are not in the form of securities and are included in other assets on the consolidated balance sheet. In addition to the subordinated retained interests previously described, credit card securitization trusts require HUSI to maintain a minimum undivided interest in the trusts, representing HUSI's interest in the receivables transferred to the trust that have not been securitized. This interest in the trust, which is not subordinated to the interest of other investors, amounted to approximately $6 billion at December 31, 2004, and is carried at historical cost and classified as loans on the consolidated balance sheet.

      Securitization Cash Flows

HUSI receives various fees and other revenues from the securitization trusts, which were minimal for 2004. HUSI outsources the servicing to HSBC Finance Corporation, for which minimal servicing fees were expensed for 2004.

As the securitized portfolio was purchased in late December 2004, there was no replenishment activity related to the securitization trusts in 2004.

Variable Interest Entities (VIEs)

The provisions of Financial Accounting Standards Board Interpretation No. 46 Revised, Consolidation of Variable Interest Entities (FIN 46R) were adopted effective March 31, 2004. HUSI is not the primary beneficiary of any of the VIEs it is involved with.

At December 31, 2004 and 2003, none of the VIEs that HUSI is involved with were required to be consolidated under FIN 46R. Information for unconsolidated VIEs is presented in the following table.

--------------------------------------------------------------------------------
                                                                         Maximum
                                                            Total       Exposure
December 31, 2004                                          Assets        to Loss
--------------------------------------------------------------------------------
                                                              (in millions)
Asset backed commercial paper conduits ..........         $ 5,657         $5,867
Securitization vehicles .........................           1,062            552
Investment funds ................................           3,722             36
Capital funding vehicles ........................           1,093             32
Low income housing tax credits ..................             994             88
                                                          -------         ------
Total ...........................................         $12,528         $6,575
                                                          =======         ======

      Asset Backed Commercial Paper Conduits

HSBC affiliates support the financing needs of customers by facilitating their access to the commercial paper markets. Specifically, pools of customers' assets, typically trade receivables, are sold to an independently rated, commercial paper financing entity, which in turn issues short-term, asset backed commercial paper that is collateralized by such assets. Neither the HSBC affiliates nor HUSI service the assets or transfer their own receivables into the financing entities.

HUSI and other banks provide one year liquidity facilities, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. HUSI does not provide any program wide enhancements to the financing entities. In the table above, the total notional amount of the liquidity facilities represents HUSI's maximum exposure to loss.

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer their own receivables into the financing entity, has no ownership interest, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.3 billion at December 31, 2004. These facilities are excluded from the table summarizing HUSI's involvement in VIEs.

Credit risk is managed on these commitments by subjecting them to HUSI's normal underwriting and risk management processes.

      Securitization Vehicles

An HSBC affiliate and third parties organize trusts that are special purpose entities (SPEs) that issue fixed or floating rate debt backed by the assets of the trusts. Neither the HSBC affiliate nor HUSI transfer their own assets into the trusts. HUSI's relationship with the SPEs is primarily as a counterparty to the SPEs' derivative transactions (interest rate, credit default and currency swaps). HUSI's maximum exposure to loss from the unconsolidated trust entities is comprised of investments in the trust and the market risk on the derivative transactions.

      Investment Funds

HUSI is an investor in and derivative counterparty (total return swap) with hedge funds established by unrelated third parties. HUSI has credit exposure with the funds in respect to the replacement costs (fair value) of the derivative contract. At December 31, 2004, the fair value of the total return swap is negative, hence the replacement cost is zero. At December 31, 2004, HUSI's maximum exposure to loss is its investment in the fund.

HUSI is a sub-investment advisor to mutual funds structures as trusts managed by an HSBC affiliate. As sub-advisor, HUSI receives a variable fee based on value of funds. HUSI has no ownership interest in or credit exposure resulting from its duty as sub-advisor. HUSI's maximum exposure to loss is zero at December 31, 2004.

HUSI is the investment manager of other vehicles that were determined to be VIE's. HUSI has no ownership interest in or credit exposure resulting from its duties as investment advisor.

      Capital Funding Vehicles

At December 31, 2004, HUSI owned all of the common equity of five trusts. The trusts have issued "Capital Securities", guaranteed by HUSI, representing preferred beneficial interests in the trusts' assets, which consist of Company debt. HUSI's maximum exposure to loss is its equity ownership interest in the trusts.

      Low Income Housing Tax Credits

HUSI participates as a limited partner in Low Income Housing Tax Credit Partnerships. The amount HUSI has agreed to invest in these limited partnerships represents HUSI's maximum exposure to loss.

Note 26. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

HUSI is required to disclose the estimated fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). The disclosures do not attempt to estimate or represent the fair value of HUSI as a whole. The disclosures exclude assets and liabilities that are not financial instruments, including intangible assets, such as goodwill. The estimation methods and assumptions used by HUSI to value individual classifications of financial instruments are described below. Different assumptions could significantly affect the estimates. Accordingly, the net realizable values upon liquidation of the financial instruments could be materially different from the estimates presented below.

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

Long-term debt - Fair value is estimated using interest rates currently available to HUSI for borrowings with similar characteristics and maturities.

The summarized carrying values and estimated fair values of financial instruments as of December 31, 2004 and 2003 follows.

------------------------------------------------------------------------------------------------------------------
                                                                            2004                      2003
                                                                   ---------------------     ---------------------
                                                                   Carrying         Fair     Carrying         Fair
December 31                                                           Value        Value        Value        Value
------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Financial assets:
      Instruments with carrying value equal to fair value ....      $ 9,845      $ 9,845      $ 6,185      $ 6,185
      Trading assets .........................................       19,815       19,815       14,646       14,646
      Securities available for sale ..........................       14,655       14,655       14,143       14,143
      Securities held to maturity ............................        3,881        4,042        4,512        4,648
      Loans, net of allowance ................................       84,159       84,216       48,075       48,871
      Derivative instruments included in other assets (1) ....          217          217          194          194

Financial liabilities:
      Instruments with carrying value equal to fair value ....       10,200       10,200        6,960        6,960
      Deposits:
          Without fixed maturities ...........................       68,234       68,234       54,304       54,304
          Fixed maturities ...................................       11,747       11,749        9,651        9,675
      Trading account liabilities ............................       12,120       12,120       10,460       10,460
      Long-term debt .........................................       23,839       24,589        3,814        4,500
      Derivative instruments included in other liabilities (1)          176          176           53           53

(1) At December 31, 2004 and 2003, the amounts reported relate to derivative contracts that qualify for hedge accounting treatment as defined by SFAS 133.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees, which approximate those currently charged to originate similar commitments.

Note 27. Financial Statements of HSBC USA Inc. (parent)
--------------------------------------------------------------------------------

Condensed parent company financial statements follow.

-----------------------------------------------------------------------------------------------------------------
Balance Sheet
December 31                                                                                    2004         2003
-----------------------------------------------------------------------------------------------------------------
                                                                                               (in millions)
Assets:
Cash and due from subsidiary bank ....................................................      $    --      $    --
Interest bearing deposits with banks (including $1,286 and $548 in banking subsidiary)        1,351          613
Trading assets .......................................................................          279          179
Securities purchased under resale agreements .........................................            3           --
Securities available for sale ........................................................           20           44
Securities held to maturity (fair value $162 and $180) ...............................          151          167
Loans (net of allowance for credit losses of $1 and $1) ..............................          533          104
Receivable from subsidiaries .........................................................        1,766        1,682
Investment in subsidiaries at amount of their net assets:
      Banking ........................................................................       11,373        7,931
      Other ..........................................................................          362        1,244
Goodwill .............................................................................          604          605
Other assets .........................................................................          179          335
                                                                                            -------      -------
Total assets .........................................................................      $16,621      $12,904
                                                                                            =======      =======

Liabilities:
Interest, taxes and other liabilities ................................................      $   180      $   163
Short-term borrowings ................................................................        2,480        1,746
Long-term debt (1) ...................................................................        3,092        3,530
Long-term debt due to subsidiary (1) .................................................            3            3
                                                                                            -------      -------
Total liabilities ....................................................................        5,755        5,442
Shareholders' equity * ...............................................................       10,866        7,462
                                                                                            -------      -------
Total liabilities and shareholders' equity ...........................................      $16,621      $12,904
                                                                                            =======      =======

*     See Consolidated Statement of Changes in Shareholders' Equity, page 72.

(1) Contractual scheduled maturities for the debt over the next five years are as follows: none for 2005; 2006, $300 million; 2007, $100 million; 2008,
      $250 million and 2009, $100 million.

------------------------------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31                                                         2004        2003        2002
------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Income:
      Dividends from banking subsidiaries ............................      $   125       $ 690       $ 670
      Dividends from other subsidiaries ..............................            2          34           3
      Interest from banking subsidiaries .............................          105          99         106
      Interest from other subsidiaries ...............................            1           1          --
      Other interest income ..........................................           18          16          17
      Securities transactions ........................................            4          (2)         (1)
      Other income ...................................................           91          49          23
                                                                            -------       -----       -----
Total income .........................................................          346         887         818
                                                                            -------       -----       -----
Expenses:
      Interest (including $86, $64 and $65 paid to subsidiaries) .....          240         229         241
      Provision (credit) for credit losses ...........................            3          36         (24)
      Other expenses .................................................           20          24          23
                                                                            -------       -----       -----
Total expenses .......................................................          263         289         240
                                                                            -------       -----       -----
Income before taxes and equity in undistributed income of subsidiaries           83         598         578
Income tax benefit ...................................................          (21)        (64)        (54)
                                                                            -------       -----       -----
Income before equity in undistributed income of subsidiaries .........          104         662         632
Equity in undistributed income of subsidiaries .......................        1,154         279         223
                                                                            -------       -----       -----
Net income ...........................................................      $ 1,258       $ 941       $ 855
                                                                            =======       =====       =====

------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31                                                    2004          2003          2002
------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Cash flows from operating activities:
      Net income ................................................      $ 1,258       $   941       $   855
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and deferred taxes .........           13            13           132
          Provision (credit) for credit losses ..................            3            36           (24)
          Net change in other accrued accounts ..................          137            25          (540)
          Undistributed income of subsidiaries ..................       (1,154)         (279)         (223)
          Other, net ............................................          (80)          (63)         (136)
                                                                       -------       -------       -------
              Net cash provided by operating activities .........          177           673            64
                                                                       -------       -------       -------
Cash flows from investing activities:
      Net change in interest bearing deposits with banks ........         (738)          306           741
      Purchases of securities ...................................          (11)           (1)           (5)
      Sales and maturities of securities ........................           41            31            47
      Net originations and maturities of loans ..................         (435)          (32)          (70)
      Net change in investments in and advances to subsidiaries .       (1,510)         (539)          (19)
      Other, net ................................................          (65)           56            96
                                                                       -------       -------       -------
              Net cash provided by (used in) investing activities       (2,718)         (179)          790
                                                                       -------       -------       -------
Cash flows from financing activities:
      Net change in short-term borrowings .......................          733           261          (150)
      Issuance of long-term debt ................................         (424)           --           609
      Repayment of long-term debt ...............................           --            --          (624)
      Dividends paid ............................................         (148)         (712)         (693)
      Reductions of capital surplus .............................          (20)          (44)           --
      Capital contribution from HNAI ............................        2,400            --            --
                                                                       -------       -------       -------
Net cash provided by (used in) financing activities .............        2,541          (495)         (858)
                                                                       -------       -------       -------
Net change in cash and due from banks ...........................           --            (1)           (4)
Cash and due from banks at beginning of year ....................           --             1             5
                                                                       -------       -------       -------
Cash and due from banks at end of year ..........................      $    --       $    --       $     1
                                                                       =======       =======       =======

Cash paid for:
      Interest ..................................................      $   237       $   228       $   250
                                                                       =======       =======       =======

HBUS is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to HUSI. See Note 13 for further discussion.

Quarterly Results of Operations (Unaudited)
--------------------------------------------------------------------------------

The following table presents a quarterly summary of selected financial information.

-----------------------------------------------------------------------------------------------------------
Quarter Ended                                    December 31   September 30        June 30       March 31
-----------------------------------------------------------------------------------------------------------
                                                                        (in millions)
2004
----
Net interest income ..........................        $  700         $  698         $  689         $  654
                                                      ------         ------         ------         ------
Trading revenues .............................            99             21             78             90
Residential mortgage banking revenue (expense)           (14)           (65)           (17)           (24)
Securities gains, net ........................            26             18              3             38
Other income .................................           214            388            234            230
                                                      ------         ------         ------         ------
Total other revenues .........................           325            362            298            334
                                                      ------         ------         ------         ------
Operating expenses ...........................           613            480            520            488
Provision (credit) for credit losses .........           (24)            27              6            (26)
                                                      ------         ------         ------         ------
Income before income tax expense .............           436            553            461            526
Income tax expense ...........................           167            214            130            207
                                                      ------         ------         ------         ------
Net income ...................................        $  269         $  339         $  331         $  319
                                                      ======         ======         ======         ======

2003
----
Net interest income ..........................        $  627         $  629         $  610         $  644
                                                      ------         ------         ------         ------
Trading revenues .............................            78             52             91             70
Residential mortgage banking revenue (expense)           (22)           (74)           (14)             8
Securities (losses) gains, net ...............            (3)             2             33             16
Other income .................................           227            225            248            217
                                                      ------         ------         ------         ------
Total other revenues .........................           280            205            358            311
                                                      ------         ------         ------         ------
Operating expenses ...........................           539            523            492            486
Provision (credit) for credit losses .........            27             (1)            31             56
                                                      ------         ------         ------         ------
Income before income tax expense .............           341            312            445            413
Income tax expense ...........................           125            114            172            159
                                                      ------         ------         ------         ------
Net income ...................................        $  216         $  198         $  273         $  254
                                                      ======         ======         ======         ======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no disagreements on accounting and financial disclosure matters between HUSI and its independent accountants during 2004.

Item 9A. Controls and Procedures
--------------------------------------------------------------------------------

Under the direction of HUSI's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), HUSI has reviewed its controls and other procedures designed to ensure that information required to be disclosed in HUSI's reports filed with the SEC is recorded, processed, summarized and reported by the due dates specified by the SEC's rules (disclosure controls and procedures). This process is the support for the certifications of the CEO and CFO included as Exhibit 31 to this report.

Since 1993, the CEO and CFO have reported on HBUS's disclosure controls and procedures pursuant to FDICIA regulations. HUSI's independent auditors have annually attested, without qualification, to the reports. Thus, management is well acquainted with the process underlying the attestation to financial reporting controls. The current review process is built on the annual review at HBUS for FDICIA purposes as well as various other internal control processes and procedures, which management has established and monitors. The review is conducted quarterly and includes all subsidiaries of HUSI.

To monitor HUSI's compliance with disclosure controls and procedures, HUSI has formed a Disclosure Committee chaired by its CFO. The Disclosure Committee is comprised of key members of senior management, who have knowledge of significant portions of HUSI's internal control system as well as the business and competitive environment in which HUSI operates. The Disclosure Committee covers all of HUSI's significant business and administrative functions. One of the key responsibilities of each Disclosure Committee member is to review the document to be filed with the SEC as it progresses through the preparation process. Open lines of communication to financial reporting management exist for Disclosure Committee members to convey comments and suggestions.

The Disclosure Committee has designated a preparation working group that is responsible for providing and/or reviewing the detail supporting financial disclosures including the development of appropriate forward-looking disclosures.

HUSI's CEO and CFO have concluded that, based on the deliberations of the Disclosure Committee and input received from senior business and financial managers, HUSI's disclosure controls and procedures were effective as of December 31, 2004 and that those controls and procedures support the disclosures in this document. During 2004 there were no material changes in HUSI's internal controls over financial reporting.

P A R T  III

Item 10.  Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors

Set forth below is certain biographical information relating to the members of HUSI's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

William F. Aldinger III, age 57, Chairman of HUSI and HBUS since January 2004. Mr. Aldinger has been Chairman and Chief Executive Officer of HSBC Finance Corporation since 1996 and has been an Executive Director of HSBC since 2003. He is also a director of AT&T, Illinois Tool Works, Inc. and MasterCard International. He has been a director of HBUS and HUSI since 2003.

Under an agreement with management and the Board of Directors of HSBC, Mr. Aldinger acts as Chairman and Director of the principal U.S. operating subsidiaries of HSBC.

Salvatore H. Alfiero, age 67, Chairman and Chief Executive Officer, Protective Industries, LLC. He is also a director of Phoenix Companies, Inc., Southwire Company, Fresh Del Monte Produce Company and National Health Care Affiliates. He has been a director of HBUS since 1996 and a director of HUSI since 2000.

Donald K. Boswell, age 53, President and Chief Executive Officer, Western New York Public Broadcasting Association since 1998. Mr. Boswell has been in public broadcasting since 1977. He has been a director of HBUS and HUSI since 2002.

James H. Cleave, age 62, formerly President and Chief Executive Officer of HUSI and HBUS from 1993 through 1997. Prior to that Mr. Cleave was President and Chief Executive Officer of HSBC Bank Canada and he is currently a director and Vice Chairman of HSBC Bank Canada. He has been a director of HBUS and HUSI since 1991.

Frances D. Fergusson, age 60, President, Vassar College since 1986. Dr. Fergusson was formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is also a director of Wyeth Pharmaceuticals and a member of the Board of Overseers of Harvard University. She has been a director of HBUS since 1990 and a director of HUSI since 2000.

Martin J. G. Glynn, age 53, Director of HUSI and HBUS since 2000, and President and Chief Executive Officer of HUSI and HBUS since 2003. Mr. Glynn also has been a Group General Manager for HSBC since 2001 and Chairman of HSBC Bank Canada since 2004. He has been a director of HSBC Bank Canada since 1999 and was formerly President and Chief Executive Officer of HSBC Bank Canada from 1999 to 2003. He is also a director of AEA Investors LLC and Husky Energy Inc.

Richard A. Jalkut, age 60, President and Chief Executive Officer, Telepacific Communications and Chairman of Birch Telecom, Inc. Mr. Jalkut was formerly President and Chief Executive of Pathnet and previously President and Group Executive, NYNEX Telecommunications. He is also a director of IKON Office Solutions and Covad Communications. He has been a director of HBUS since 1992 and a director of HUSI since 2000.

Peter Kimmelman, age 60, private investor. Mr. Kimmelman was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1976 until 1999. He has been a director of HBUS and HUSI since 2000.

Charles G. Meyer, Jr., age 67, Director and former President of Cord Meyer Development Company. Mr. Meyer was formerly a director of Republic National Bank of New York from 1987 until 1999. He has been a director of HBUS and HUSI since 2000.

James L. Morice, age 67, Executive Vice President and Director of NationsBuilders Insurance Services, Inc. and concurrently President and Chief Executive Officer of the JLM Group LLC, a management consulting firm. Mr. Morice is also a member of the University of New Haven Board of Governor's Human Resources Committee. He was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1987 until 1999. He has been a director of HBUS and HUSI since 2000.

Executive Officers
--------------------------------------------------------------------------------

Information regarding the executive officers of HUSI as of February 28, 2005 is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                               Year
Name                             Age         Elected       Present Position with HUSI
------------------------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn               53            2003        President and Chief Executive Officer
Brendan McDonagh                 46            2002        Chief Operating Officer
Gerard Aquilina                  53            2002        Senior Executive Vice President, Private Banking and Wealth Management
Janet L. Burak                   49            2004        Senior Executive Vice President, General Counsel and Secretary
Robert M. Butcher                61            1988        Senior Executive Vice President and Chief Risk Officer
Vincent J. Mancuso               58            1996        Senior Executive Vice President and Group Audit Executive, USA
Joseph M. Petri                  52            2001        Senior Executive Vice President, Treasurer and Co-Head, CIBM Americas
George T. Wendler                60            2000        Senior Executive Vice President and Chief Credit Officer
Paulette M. Crooke               51            2004        Executive Vice President, Operations
Jeanne G. Ebersole               43            2004        Executive Vice President, Human Resources
Roger K. McGregor                56            2003        Executive Vice President and Chief Financial Officer
Seamus McMahon                   45            2004        Executive Vice President, Strategy and Corporate Development
Linda Stryker-Luftig             61            2004        Executive Vice President, Head of Group Public Affairs
Teresa A. Pesce                  45            2005        Executive Vice President, AML Compliance
Carolyn M. Wind                  51            2005        Executive Vice President, Compliance
Anthony J. Murphy                45            2005        Co-Head, CIBM Americas
Michael P. Ebbs                  45            2005        Managing Director, Chief Information Officer
Joseph R. Simpson                43            2003        Chief Accounting Officer
------------------------------------------------------------------------------------------------------------------------------------

Martin J. G. Glynn was appointed President and Chief Executive Officer of HUSI and HBUS in October 2003. Prior to joining HUSI, he was President and Chief Executive Officer of HSBC Bank Canada. Mr. Glynn was appointed a Group General Manager in 2001 and has been with the HSBC Group since 1982.

Brendan McDonagh was appointed Chief Operating Officer, HBUS effective October 22, 2004. Mr. McDonagh is an HSBC International Manager who has been with the HSBC Group for over twenty years. He has extensive commercial and retail management experience and prior to joining HUSI in 2002 served as Senior Executive, Strategy Implementation, at HSBC Group Headquarters.

Gerard Aquilina assumed responsibilities for Private Banking and Wealth Management Services for HSBC in North America in 2003. He previously held various management positions with Merrill Lynch from 1984 to 2002 including Global Head of Marketing and Wealth Management for their International Private Client Group.

Janet L. Burak was appointed HUSI General Counsel and Secretary effective April 1, 2004. She had served as an attorney with HSBC Finance Corporation for twelve years and most recently as their Group General Counsel. Prior to joining HSBC Finance Corporation, she was an associate with Shearman & Sterling and an attorney with Citigroup.

Robert M. Butcher was appointed Chief Risk Officer for HUSI and HBUS in May 2003. Prior to that he held the position of Chief Financial Officer from 1990 to May 2003. He joined HBUS's predecessor, Marine Midland Bank, in 1988. Prior to that he was with Citicorp for 15 years where he held various senior officer positions in the corporate finance department.

Vincent J. Mancuso was appointed Group Audit Executive USA in 1996. Prior to this role he held a variety of management positions in HBUS's corporate offices, including head of the commercial finance division and senior officer positions in credit. He has been with HBUS since 1965.

Joseph M. Petri, Head of Global Markets, Americas, was appointed Co-Head of Corporate, Investment Banking and Markets (CIBM) Americas in November 2004. Mr. Petri joined HUSI in April 2000 as Executive Managing Director and head of sales for HSBC's Investment Banking and Markets, Americas division. From 1995 to 1998, he was President and Senior Partner of Summit Capital Advisors LLC, a New Jersey based hedge fund. Prior to that, Mr. Petri held a variety of management positions with Merrill Lynch.

George T. Wendler was appointed Chief Credit Officer of HUSI in 2000. Mr. Wendler was Chief Credit Officer and a member of the Senior Management Committee for Republic New York Corporation when it was acquired by HSBC in December 1999. He was also a director and Vice Chairman of Republic New York Corporation from 1997 to 1999.

Paulette M. Crooke was appointed Executive Vice President, Operations for HUSI and HBUS in July 2004. She has previously held various management positions within HBUS including Human Resources and various retail banking markets, most recently directing PFS activities in Manhattan. Ms. Crooke has been with HBUS for 31 years.

Jeanne G. Ebersole joined HUSI from HSBC Finance Corporation in May 2004 as Executive Vice President, Human Resources. She held a variety of human resources roles since joining HSBC Finance Corporation in 1980 and had overall human resources responsibility for HSBC Finance Corporation's retail services, insurance services and refund lending businesses since August 2002.

Roger K. McGregor was appointed Chief Financial Officer in 2003 and was previously Chief Financial Officer, HSBC Bank Canada from 2000 to 2003. From 1995 to 2000, he was Head of International Financial Control, HSBC Bank plc. Mr. McGregor has been with the HSBC Group since 1977.

Seamus McMahon was appointed Executive Vice President in charge of strategic planning, corporate development and acquisitions, and ongoing integration initiatives in May 2004. In October 2004, Mr. McMahon was appointed Regional President Atlantic Region. Mr. McMahon has more than twenty years of experience in the financial services industry, most recently serving as President and CEO of TD Bank, USA, a wholly owned subsidiary of Toronto Dominion Bank. Previously, he led the retail financial services practices at First Manhattan Consulting Group and Booz Allen & Hamilton, and worked for Chase Manhattan in New York and Accenture (then Andersen Consulting) in Europe.

Linda Stryker-Luftig was appointed head of Group Public Affairs USA in 1998. Prior to that she was Vice President, Corporate Communications at First Union Corporation following its acquisition of CoreStates Financial Corp. in 1998. From 1990 to 1998 she held various positions in corporate communications, marketing and public relations with CoreStates Financial Corp.

Teresa A. Pesce joined HUSI in September 2003 as Executive Vice President and Anti-Money Laundering (AML) Director and in 2004 became the AML Director for all HSBC businesses in North America. Ms. Pesce joined HSBC from the United States Attorney's Office, Southern District of New York. In that office she was Senior Trial Counsel, White Plains Division and previously Chief of the Major Crimes Unit and Deputy Chief of the Criminal Division. From 1992 to 1999 she served as a Line Assistant in the Major Crimes, Narcotics, and General Crimes Units.

Carolyn M. Wind, Executive Vice President, Compliance was the Chief Compliance Officer for Republic New York Corporation when it was acquired by HSBC in December 1999. Prior to joining Republic New York Corporation, she was a senior national bank examiner with the Office of the Comptroller of the Currency (OCC).

Anthony J. Murphy, CEO, HSBC Securities (USA) Inc., was appointed Co-Head, CIBM Americas in November 2004. Mr. Murphy has been employed with the HSBC Group since 1990. Prior to his appointment as CEO, HSBC Securities (USA) Inc. in April 2003, he served as Chief Strategic Officer, CIBM Americas from 2000. Prior to that he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996.

Michael P. Ebbs was appointed Managing Director and Chief Information Officer - HBUS Banking Systems in January 2005. Mr. Ebbs was Head of Information Technology at the Bank of Bermuda Ltd., which was acquired by HSBC in February 2004. Prior to his thirteen years at the Bank of Bermuda, he held senior technology positions at The Putnam Companies and the Bank of New England.

Joseph R. Simpson was appointed Chief Accounting Officer for HUSI and HBUS in 2003. Prior to that he held the position of Manager of External Financial Reporting and previous to that, Manager of Accounting Policy. Mr. Simpson has been with HBUS for 16 years.

Audit and Examining Committee
--------------------------------------------------------------------------------

The Audit and Examining Committee of HUSI's Board of Directors is comprised of
Messrs.: Alfiero (Chairman), Cleave, Jalkut and Kimmelman. Messrs. Alfiero and Cleave have been determined by HUSI's Board of Directors to be audit committee financial experts, each having the attributes prescribed by the SEC, and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics
--------------------------------------------------------------------------------

HUSI has adopted a code of ethics applicable to its chief executive officer, its chief financial officer, and its chief accounting officer and is included herein as Exhibit 14.

Item 11. Executive Compensation
--------------------------------------------------------------------------------

The following table presents the compensation earned for the three years ending December 31, 2004 by the President and Chief Executive Officer of HUSI and HBUS, the four most highly compensated Executive Officers of HUSI and HBUS, who were serving as such on December 31, 2004, and by a former Executive Officer, who would have been among the four most highly compensated Executive Officers had he not been appointed to another position within the HSBC group prior to December 31, 2004 (the named executive officers). Principal position indicates capacity served in 2004.

Summary Compensation Table
--------------------------------------------------------------------------------

                                                                                                     Long Term
                                                            Annual Compensation                   Compensation
                                                 -----------------------------------------       -------------
                                                                                                    Restricted      All Other
Name and Principal Position                Year         Salary           Bonus        Other       Stock Awards   Compensation
----------------------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn (1)                     2004   $    600,000    $  1,500,000   $  299,312 (2)  $   1,200,000       $  7,738 (8)
  President and                            2003        103,846       1,000,000       70,449 (2)        526,693          1,846
  Chief Executive Officer

Joseph M. Petri                            2004        325,000       3,210,000       69,355 (3)      2,790,000          7,175 (8)
  Senior Executive Vice President,         2003        325,000       3,750,000      246,553 (3)      3,750,000          7,000
  Treasurer and Co-Head, Corporate,        2002        325,000       1,800,000           --          2,700,000          7,000
  Investment Banking and Markets,
  Americas

Gerard Aquilina                            2004        490,173         875,000           --            775,000          5,381 (8)
  Senior Executive Vice President,         2003        465,000         750,000           --            700,000            781
  Private Banking and Wealth               2002        304,038         513,000           --          1,412,000             --
  Management

George T. Wendler                          2004        566,500         700,194           --            150,000             --
  Senior Executive Vice President          2003        566,500         475,000           --                 --             --
  and Chief Credit Officer                 2002        566,500         450,000           --             56,000             --

Brendan McDonagh (4)                       2004        529,796         475,500      401,871 (5)        376,000        164,041 (9)
  Chief Operating Officer                  2003        470,333         219,598      464,264 (5)        228,000         93,174
                                           2002        112,900          91,641       73,602 (5)        150,000         21,298

Brian Robertson (6)                        2004        635,869         483,500      230,292 (7)        522,180        143,245 (9)
  Former Senior Executive Vice             2003        492,487         435,176      517,303 (7)        431,153         85,113
  President and CEO, Corporate,
  Investment Banking and Markets

(1) Mr. Glynn was appointed President and Chief Executive Officer of HUSI and HBUS effective October 22, 2003.

(2) Mr. Glynn's Other Annual Compensation for 2004 and 2003 includes reimbursements and tax gross-ups related to rental expenses of $272,115 and $69,222 respectively.

(3) Mr. Petri's Other Annual Compensation for 2004 and 2003 principally represents imputed interest income from the investment of deferred bonus amounts from previous years.

(4)   Mr. McDonagh, an HSBC International Manager, joined HUSI in 2002.

(5) Mr. McDonagh's Other Annual Compensation for 2004 includes reimbursements and tax gross-ups related to rental expenses of $135,501, a tax gross-up of $132,329 on an HSBC paid pension contribution and $103,205 of children's educational expenses. Mr. McDonagh's 2003 Other Annual Compensation includes $169,283 of rental related expenses and $124,149 of children's educational expenses. His 2002 Other Annual Compensation includes $46,766 of rental related expenses and a tax gross-up of $19,193 on an HSBC paid pension contribution.

(6) Mr. Robertson, an HSBC International Manager, joined HUSI in 2003. In November 2004 Mr. Robertson left HUSI when he was appointed Group General Manager, Credit and Risk.

(7) Mr. Robertson's 2004 Other Annual Compensation includes a housing allowance benefit of $288,393 and a tax gross-up of $144,280 on an HSBC paid pension contribution, and is net of a $320,422 charge for a tax reimbursement received on employer paid income taxes. His 2003 Other Annual Compensation includes a $228,019 housing allowance and a rent reimbursement of $145,878.

(8) All Other Compensation in 2004 for Messrs. Glynn, Petri and Aquilina represents HUSI's matching 401(k) plan contribution.

(9) All Other Compensation in 2004 for Messrs. McDonagh and Robertson represents pension contributions made by HSBC on their behalf.

The restricted stock awards included in the prior table represent the monetary value of awards made under the HSBC Restricted Share Plan for performance in the year indicated. The actual number of shares of HSBC Holdings plc common stock corresponding to the 2004 awards will not be known until the shares are purchased, which is expected to occur late in the first quarter of 2005. Dividends are paid on all restricted shares and are reinvested in additional restricted shares.

The prior table includes the monetary value of restricted stock awards granted to the named executive officers for the three years ending December 31, 2004. The following table includes the number and value of restricted share holdings as of December 31, 2004, accumulated for all years of service.

--------------------------------------------------------------------------------
                                                   Number of
December 31, 2004                                     Shares             Value
--------------------------------------------------------------------------------

Martin J. G. Glynn ..............................    109,175      $  1,857,015
Joseph M. Petri (1) .............................    461,040         7,842,067
Gerard Aquilina .................................    180,853         3,076,231
George T. Wendler ...............................     23,667           402,567
Brendan McDonagh ................................     63,862         1,086,261
Brian Robertson (2) .............................     81,419         1,384,904

(1) Mr. Petri's restricted share holdings at December 31, 2004 include 184,320 shares, which represent the net accumulated balance of shares originally granted in March 2003, one third of which vested in 2004 and two thirds of which will vest equally in 2005 and 2006. Mr. Petri's restricted share holdings at December 31, 2004 also include 243,249 shares that were granted in March 2004. These shares will vest in equal increments on the date HSBC publishes its annual results in 2005, 2006 and in 2007.

(2) Mr. Robertson's restricted share holdings at December 31, 2004 include 3,244 shares from a March 2004 grant and 2,141 shares from a June 2004 grant. Both of these grants vest equally on the date HSBC publishes its annual results in 2005, 2006 and in 2007.

No stock options on HSBC Holdings plc common stock were granted during 2004 to any of the named executives under the HSBC Holdings Group Share Option Plan and none of the named executives exercised any previously awarded stock options during 2004.

The unexercised stock options included in the following table on HSBC Holdings plc common stock were granted under the HSBC Holdings Executive Share Option Scheme for performance years 1998 and prior. The option awards for Messrs. McDonagh and Robertson are for performance while employed by other HSBC entities.

------------------------------------------------------------------------------------------------------------------------------------
                       Aggregated Stock Options Exercised in 2004 and Option Values as of Year End 2004

                                                                 Number of Securities                  Value of Unexercised
                                                           Underlying Unexercised Options              In-the-Money Options
                              Shares                          as of December 31, 2004                as of December 31, 2004 (2)
                         Acquired on            Value    ---------------------------------        ----------------------------------
Name                    Exercise (#)     Realized ($)     Exercisable (1)       Unexercisable       Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn..              --            $  --                  --                  --      $         --               $  --
Joseph M. Petri.....              --               --                  --                  --                --                  --
Gerard Aquilina.....              --               --                  --                  --                --                  --
George T. Wendler...              --               --                  --                  --                --                  --
Brendan McDonagh....              --               --              33,900                  --           176,128                  --
Brian Robertson.....              --               --              37,500                  --           226,527                  --

(1) Although the performance conditions have been met on the above unexercised options, HSBC Staff Dealing Rules prohibit the exercise of these options until the 2004 financial results of HSBC Holdings plc have been publicly announced.

(2) The value of unexercised in-the-money options is based on the December 31, 2004 closing price per share of 8.795 GBP for HSBC Holdings plc common stock and a U.S. dollar exchange rate of 1.9340 per GBP.

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

-----------------------------------------------------------------------------------------
          Five Year
          Average
        Compensation             15         20            25          30              35
-----------------------------------------------------------------------------------------
       $     300,000    $    87,750  $ 117,600     $ 147,600   $ 177,600       $ 178,350
             400,000        117,000    156,800       196,800     236,800         237,800
             500,000        146,250    196,000       246,000     296,000         297,250
             600,000        175,500    235,200       295,200     355,200         356,700
             700,000        204,750    274,400       344,400     414,400         416,150
             800,000        234,000    313,600       393,600     473,600         475,600
             900,000        263,250    352,800       442,800     532,800         535,050
           1,000,000        292,500    392,000       492,000     592,000         594,500
-----------------------------------------------------------------------------------------

The Pension Plan is a noncontributory defined benefit pension plan under which HBUS and other participating subsidiaries of HUSI make contributions in actuarially determined amounts. Compensation covered by the Pension Plan includes regular basic earnings (including salary reduction contributions to the 401(k) plan), but not incentive awards, bonuses, special payments or deferred salary. HUSI maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Pension Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of HBUS or other participating subsidiaries. The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Mr. Wendler is the only named executive officer who participates in the Pension Plan and is also a member of the Senior Management Committee of HBUS. Individuals who were members of the Senior Management Committee prior to July 1, 2004, and who participate in the Pension Plan receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of HBUS or other subsidiaries. As of December 31, 2004, Mr. Wendler had 21.76 total years of credited service in determining benefits payable under the Pension Plan and other non-qualified supplemental benefit plans.

Mr. Glynn's pension benefits will be provided through the HSBC Bank Canada plan. Mr. Petri and Mr. Aquilina participate in the HSBC Bank USA Retirement Plan, a defined contribution retirement plan covering employees hired after 1996. Since Mr. McDonagh and Mr. Robertson are HSBC International Managers, they participate in HSBC's International Staff Retirement Benefits Scheme.

Directors' Compensation
--------------------------------------------------------------------------------

For their services as directors of both HUSI and HBUS, all nonemployee directors receive an annual retainer of $50,000. Directors who are employees of HSBC or other Group affiliates do not receive annual retainers or fees. Committee chairmen receive an additional annual fee of $2,500 for acting in that capacity. Members of the Audit and Examining Committee receive an annual fee which is $10,000 for the chairman and $6,000 for the other members. Directors are reimbursed for their expenses incurred in attending meetings. HUSI and HBUS have standard arrangements pursuant to which directors elected prior to June 1999 may defer all or part of their fees.

The Directors' Retirement Plan covers nonemployee directors elected prior to 1998 and excludes those serving as directors at the request of HSBC. Eligible directors with at least five years of service will receive quarterly retirement benefit payments commencing at the later of age 65 or retirement from the Board, and continuing for ten years. The annual amount of the retirement benefit is a percent of the annual retainer in effect at the time of the last Board meeting the director attended. The percentage is 50 percent after five years of service and increases by five percent for each additional year of service to 100 percent upon completion of 15 years of service. If a director who has at least five years of service dies before the retirement benefit has commenced, the director's beneficiary will receive a death benefit calculated as if the director had retired on the date of death. If a retired director dies before receiving retirement benefit payments for the ten year period, the balance of the payments will be continued to the director's beneficiary. The plan is unfunded and payment will be made out of the general funds of HUSI or HBUS.

Employment Contracts
--------------------------------------------------------------------------------

Mr. Joseph M. Petri has an agreement with HUSI whereby he will give six months notice before leaving and sign a non-compete agreement in order to receive all restricted stock granted to him at that time. There are no other employment contracts between HUSI and any of its other named executive officers.

Compensation Committee Interlocks and Insider Participation
--------------------------------------------------------------------------------

The current members of the Human Resources Committee of HUSI's Board of Directors are: nonemployee director Dr. Frances D. Fergusson, Chair; Mr. Martin
J. G. Glynn, President and Chief Executive Officer of HUSI and HBUS; nonemployee director Mr. James L. Morice and nonemployee director Mr. Donald K. Boswell. Other Committee members during 2004 were former Board members: Mr. Stephen K. Green, Group Chief Executive of HSBC and nonemployee director Ms. Carole S. Taylor. There are no interlocking relationships.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

HUSI's common stock is 100% owned by HSBC North America Inc. (HNAI). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table shows the beneficial ownership of HSBC $0.50 ordinary shares as of December 31, 2004 by each of HUSI's directors, the named executive officers in the Summary Compensation Table on page 123 and by all of HUSI's directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the outstanding shares of stock.

-----------------------------------------------------------------------------------------------------------------------
                                                                             Shares That
                                                Shares            May Be Acquired Within                         Total
                                          Beneficially                        60 Days By            Beneficially Owned
Directors                                        Owned (1)           Exercise of Options (2)                    Shares
-----------------------------------------------------------------------------------------------------------------------
William F. Aldinger III (3)(5)               6,667,662 (6)                     8,586,750 (7)                15,254,412
Salvatore H. Alfiero                           244,000                                --                       244,000
Donald K. Boswell                                  220                                --                           220
James H. Cleave                                216,919                                --                       216,919
Frances D. Fergusson                               100                                --                           100
Martin J. G. Glynn (4)                         136,451                                --                       136,451
Richard A. Jalkut                                  250                                --                           250
Peter Kimmelman                                 16,485                                --                        16,485
Charles G. Meyer, Jr.                              500                                --                           500
James L. Morice                                    500                                --                           500
-----------------------------------------------------------------------------------------------------------------------

Named executive officers
-----------------------------------------------------------------------------------------------------------------------
Joseph M. Petri                                461,040                                --                       461,040
Gerard Aquilina                                180,853                                --                       180,853
George T. Wendler                               23,667                                --                        23,667
Brendan McDonagh                                80,984                            33,900                       114,884
Brian Robertson                                156,911                            37,500                       194,411
-----------------------------------------------------------------------------------------------------------------------

All directors and executive officers
  as a group                                 8,616,286                         8,887,050                    17,503,336
-----------------------------------------------------------------------------------------------------------------------

(1) Beneficially owned shares include restricted stock awards which do not carry voting rights.

(2) HSBC Staff Dealing Rules prohibit the exercise of these options until the 2004 financial results of HSBC have been publicly announced.

(3)   Mr. Aldinger is an Executive Director of HSBC.

(4) As the President and CEO of HUSI and HBUS, Mr. Glynn is also one of the named executive officers.

(5) The majority of Mr. Aldinger's beneficially owned shares and options resulted from the conversion of beneficially owned HSBC Finance Corporation common stock and options into HSBC ordinary shares and options following HSBC's March 2003 acquisition of HSBC Finance Corporation. The conversion was in the same ratio as the offer for HSBC Finance Corporation, 2.675 HSBC ordinary shares for each HSBC Finance Corporation common share. Exercise prices per share were adjusted accordingly.

(6) Includes: 4,025,850 HSBC ordinary shares held by an employee benefit trust of which Mr. Aldinger is a beneficiary; 1,363,849 shares held either personally, through partnerships and trusts, or as a result of exercising restricted stock rights; 1,050,053 shares held under the HSBC Restricted Share Plan; 212,785 shares resulting from the vesting of an HSBC Restricted Share Plan award; and 15,125 shares held in a charitable foundation of which Mr. Aldinger disclaims beneficial ownership.

(7) Represents exercisable options for HSBC ordinary shares. Total options held at December 31, 2004 amounted to 9,656,750.

At December 31, 2004 Salvatore H. Alfiero beneficially owned 225,000 shares, or 7.50% of the outstanding non-voting shares, of HUSI's $1.8125 Cumulative Preferred Stock. No other director or executive officer of HUSI owned any of HUSI's outstanding preferred stock at December 31, 2004.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Directors and officers of HUSI, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, HUSI, HBUS and other subsidiaries of HUSI in the ordinary course of business during 2004. Similar transactions in the ordinary course of business may be expected to take place in the future.

Of particular note are certain business transactions between HUSI and HSBC Finance Corporation, of which Mr. Aldinger is Chairman and Chief Executive Officer. The following transactions are further described in Note 18 of the consolidated financial statements beginning on page 97 of this Form 10-K.

o On December 29, 2004, approximately $12 billion of private label loans, primarily credit card receivables, and residual interests in approximately $3 billion of securitized private label credit card receivable pools were purchased from HSBC Finance Corporation.

o During 2004, HUSI purchased approximately $5 billion of consumer loans, primarily residential mortgage loans, from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

o On July 1, 2004, HUSI sold certain consumer credit card customer relationships to HSBC Finance Corporation.

o Pursuant to various service level agreements, HSBC Finance Corporation charges HUSI for loan origination and servicing, and other operational and administrative support.

o Effective October 1, 2004, HBUS is the originating lender for a federal tax refund anticipation program which is managed by HSBC Finance Corporation.

o At December 31, 2004, HUSI had a $2 billion line of credit with HSBC Finance Corporation, of which $600 million was outstanding.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

Item 14. Principal Accounting Fees and Services
--------------------------------------------------------------------------------

Fees billed to HUSI by its auditing firm, KPMG LLP, were as follows.

--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                                       2004          2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (in thousands)
Audit fees:
      Auditing of financial statements, quarterly reviews, statutory audits, preparation of comfort
        letters, consents and review of registration statements ...................................        $4,310        $3,476

Audit related fees:
      Employee benefit plan audits, due diligence assistance, internal control review assistance,
        and audit or attestation services not required by statute or regulation ...................         1,478           598

Tax fees:
      Tax related research, general tax services in connection with transactions and legislation, and review of federal and state tax accounts for possible over-assessment of interest
        and/or penalties ..........................................................................         1,762           168

All other fees ....................................................................................            46         1,544
                                                                                                           ------        ------

Total KPMG LLP fees ...............................................................................        $7,596        $5,786
                                                                                                           ======        ======

Audit and Examining Committee Pre-approval Policies and Procedures

It is the practice of the Audit and Examining Committee of HUSI's Board of Directors to approve the annual audit fees, including those covering audit services beyond HUSI's financial statements, before any audit procedures are undertaken. Prior to 2003, management had the implicit pre-approval of the Audit and Examining Committee to engage KPMG LLP, or any other professional service firm, to perform tax and other services. Any such services provided by KPMG LLP were reported to the Audit and Examining Committee after the fact. Beginning in 2003, the Audit and Examining Committee assumed responsibility for pre-approving all auditing services and permitted non-auditing services, including the related fees and terms thereof.

P A R T  I V

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)     (1)  Financial Statements

             HSBC USA Inc.:
                 Consolidated Balance Sheet
                 Consolidated Statement of Income
                 Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
             HSBC Bank USA, N.A.:
                 Consolidated Balance Sheet
             Notes to Financial Statements

        (2)  Financial Statement Schedules

             All required schedules are omitted since they are either not applicable or the information is presented elsewhere in this document.

        (3)  Exhibits

             3(i) Registrant's Restated Certificate of Incorporation and Amendments thereto, Exhibit 3(a) to HUSI's 1999 Annual Report on Form 10-K incorporated herein by reference

             3(ii) Registrant's By-Laws, as Amended and Restated effective January 20, 2005

             4 Instruments Defining the Rights of Security Holders, Including Indentures, incorporated by reference to previously filed periodic reports

             12.01     Computation of Ratio of Earnings to Fixed Charges

             12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

             14        Code of Ethics for Senior Financial Officers

             21        Subsidiaries of the Registrant:

                       HUSI's only significant subsidiary, as defined, is HBUS, a state bank organized under the laws of New York State.

             23        Consent of Independent Registered Public Accounting Firm

             31.1      Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

             31.2      Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

             32.0 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      A current report on Form 8-K was filed with the Securities and Exchange Commission on March 25, 2004 announcing HUSI's intention to apply with the OCC to consolidate its banking operations under a single national charter. A subsequent current report on Form 8-K was filed on June 28, 2004 announcing approval by the OCC.

      A current report on Form 8-K was filed with the Securities and Exchange Commission on January 5, 2005 announcing that HBUS had purchased the $12 billion domestic private label loan portfolio from HSBC Finance Corporation on December 29, 2004.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant
-----------------------------------


/s/ Janet L. Burak
-----------------------------------
Janet L. Burak
Senior Executive Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2005 by the following persons on behalf of the registrant and in the capacities indicated:


/s/ Roger K. McGregor                     William F. Aldinger III*
------------------------------------      Chairman of the Board
Roger K. McGregor                         Salvatore H. Alfiero* Director
Executive Vice President and              Donald K. Boswell* Director
Chief Financial Officer                   James H. Cleave* Director
(Principal Financial Officer)             Frances D. Fergusson* Director
                                          Martin J. G. Glynn*
                                          Director, President and Chief
                                          Executive Officer
                                          Richard A. Jalkut* Director
                                          Peter Kimmelman* Director
/s/ Joseph R. Simpson                     Charles G. Meyer, Jr.* Director
------------------------------------      James L. Morice* Director
Joseph R. Simpson
Chief Accounting Officer
(Principal Accounting Officer)            * /s/ Janet L. Burak
                                          --------------------------------------
                                          Janet L. Burak
                                          Attorney-in-fact