Form 10-Q
period 2005-03-31
HSBC USA INC /MD/
filed 2005-05-16
CIK 83246

CONFORMED 1.
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

  or

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

                  Yes  |_|                  No  |X|

At April 30, 2005, all voting stock (706 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                 HSBC USA Inc.
                                   Form 10-Q

TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Item 1. Consolidated Financial Statements
             Statement of Income ..........................................    3
             Balance Sheet ................................................    4
             Statement of Changes in Shareholders' Equity .................    5
             Statement of Cash Flows ......................................    6
             Notes to Consolidated Financial Statements ...................    7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations (MD&A)
             Average Balances and Interest Rates ..........................   16
             Forward-Looking Statements ...................................   17
             Executive Overview ...........................................   17
             Basis of Reporting ...........................................   20
             Results of Operations ........................................   20
             Business Segments ............................................   27
             Credit Quality ...............................................   31
             Derivative Instruments and Hedging Activities ................   34
             Off-Balance Sheet Arrangements ...............................   35
             Variable Interest Entities (VIEs) ............................   36
             Capital ......................................................   36
             Risk Management ..............................................   37

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   41

Item 4. Controls and Procedures ...........................................   41

Part II OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings .................................................   42

Item 5. Other Information .................................................   42

Item 6. Exhibits ..........................................................   42

Signature .................................................................   43

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME


                                                                             Three months ended March 31,
                                                                                 2005                2004
---------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Interest income:
    Loans .......................................................        $      1,049        $        613
    Securities ..................................................                 210                 215
    Trading assets ..............................................                  59                  33
    Short-term investments ......................................                  49                  18
    Other .......................................................                   6                   4
                                                                         ------------        ------------
Total interest income ...........................................               1,373                 883
                                                                         ------------        ------------
Interest expense:
    Deposits ....................................................                 327                 160
    Short-term borrowings .......................................                  52                  18
    Long-term debt ..............................................                 219                  51
                                                                         ------------        ------------
Total interest expense ..........................................                 598                 229
                                                                         ------------        ------------
Net interest income .............................................                 775                 654
Provision (credit) for credit losses ............................                 107                 (26)
                                                                         ------------        ------------
Net interest income after provision for credit losses ...........                 668                 680
                                                                         ------------        ------------
Other revenues:
    Trust income ................................................                  23                  24
    Service charges .............................................                  52                  51
    Other fees and commissions ..................................                 145                 108
    Securitization revenue ......................................                  44                  --
    Other income ................................................                  72                  47
    Residential mortgage banking revenue (expense) ..............                  23                 (24)
    Trading revenues ............................................                  96                  90
    Security gains, net .........................................                  23                  38
                                                                         ------------        ------------
Total other revenues ............................................                 478                 334
                                                                         ------------        ------------
Operating expenses:
    Salaries and employee benefits ..............................                 266                 252
    Occupancy expense, net ......................................                  42                  40
    Support services from HSBC affiliates .......................                 218                  86
    Other expenses ..............................................                 128                 110
                                                                         ------------        ------------
Total operating expenses ........................................                 654                 488
                                                                         ------------        ------------
Income before income tax expense ................................                 492                 526
Income tax expense ..............................................                 176                 207
                                                                         ------------        ------------
Net income ......................................................        $        316        $        319
                                                                         ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                                       March 31,       December 31,
                                                                                            2005               2004
-------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Assets
Cash and due from banks .....................................................        $     4,277        $     2,682
Interest bearing deposits with banks ........................................              3,090              2,776
Federal funds sold and securities purchased under resale agreements .........              2,855              3,126
Trading assets ..............................................................             16,964             19,815
Securities available for sale ...............................................             15,625             14,655
Securities held to maturity (fair value $3,716 and $4,042) ..................              3,583              3,881
Loans .......................................................................             86,247             84,947
Less - allowance for credit losses ..........................................                773                788
                                                                                     -----------        -----------
      Loans, net ............................................................             85,474             84,159
Properties and equipment, net ...............................................                584                594
Intangible assets, net ......................................................                362                352
Goodwill ....................................................................              2,696              2,697
Other assets ................................................................              6,095              6,313
                                                                                     -----------        -----------
Total assets ................................................................        $   141,605        $   141,050
                                                                                     ===========        ===========

Liabilities
Deposits in domestic offices:
  Noninterest bearing .......................................................        $     8,455        $     7,639
  Interest bearing ..........................................................             50,770             50,069
Deposits in foreign offices:
  Noninterest bearing .......................................................                300                248
  Interest bearing ..........................................................             23,469             22,025
                                                                                     -----------        -----------
      Total deposits ........................................................             82,994             79,981
                                                                                     -----------        -----------
Trading account liabilities .................................................             11,163             12,120
Short-term borrowings .......................................................              7,152              9,874
Interest, taxes and other liabilities .......................................              5,486              4,370
Long-term debt ..............................................................             23,925             23,839
                                                                                     -----------        -----------
Total liabilities ...........................................................            130,720            130,184
                                                                                     -----------        -----------
Shareholders' equity
Preferred stock .............................................................                500                500
Common shareholder's equity:
  Common stock ($5 par; 150,000,000 shares authorized;
                        706 shares issued) ..................................                 --(1)              --(1)
  Capital surplus ...........................................................              8,143              8,418
  Retained earnings .........................................................              2,227              1,917
  Accumulated other comprehensive income ....................................                 15                 31
                                                                                     -----------        -----------
      Total common shareholder's equity .....................................             10,385             10,366
                                                                                     -----------        -----------
Total shareholders' equity ..................................................             10,885             10,866
                                                                                     -----------        -----------
Total liabilities and shareholders' equity ..................................        $   141,605        $   141,050
                                                                                     ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                                                            Three months ended March 31,
                                                                                                 2005               2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                  in millions
Preferred stock
Balance, January 1 and March 31, ..................................................      $        500       $        500
                                                                                         ------------       ------------

Common stock
Balance, January 1 and March 31, ..................................................                --(1)              --(1)
                                                                                         ------------       ------------

Capital surplus
Balance, January 1, ...............................................................             8,418              6,027
Capital contribution from parent ..................................................                 4                  5
Employee benefit plans and other ..................................................              (279)                (1)
                                                                                         ------------       ------------
Balance, March 31, ................................................................             8,143              6,031
                                                                                         ------------       ------------

Retained earnings
Balance, January 1, ...............................................................             1,917                807
Net income ........................................................................               316                319
Cash dividends declared:
    Preferred stock ...............................................................                (6)                (7)
                                                                                         ------------       ------------
Balance, March 31, ................................................................             2,227              1,119
                                                                                         ------------       ------------

Accumulated other comprehensive income
Balance, January 1, ...............................................................                31                128
Net change in unrealized (losses) gains on securities .............................              (120)                48
Net change in unrealized gains on derivatives classified as cash flow hedges ......                87                 12
Net change in unrealized gains on interest only strip receivables .................                18                 --
Foreign currency translation adjustments ..........................................                (1)                 1
                                                                                         ------------       ------------
Other comprehensive (loss) income, net of tax .....................................               (16)                61
                                                                                         ------------       ------------
Balance, March 31, ................................................................                15                189
                                                                                         ------------       ------------
Total shareholders' equity, March 31, .............................................      $     10,885       $      7,839
                                                                                         ============       ============
Comprehensive income
Net income ........................................................................      $        316       $        319
Other comprehensive (loss) income .................................................               (16)                61
                                                                                         ------------       ------------
Comprehensive income ..............................................................      $        300       $        380
                                                                                         ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 Three months ended March 31,
                                                                                                      2005               2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Cash flows from operating activities
    Net income .........................................................................      $        316       $        319
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes .................................               188                178
         Provision (credit) for credit losses ..........................................               107                (25)
         Net change in other accrual accounts ..........................................               444               (150)
         Net change in loans originated for sale .......................................              (205)               (54)
         Net change in trading assets and liabilities ..................................             2,094                415
         Other, net ....................................................................              (235)              (287)
                                                                                              ------------       ------------
              Net cash provided by operating activities ................................             2,709                396
                                                                                              ------------       ------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks .................................              (430)               (54)
    Net change in short-term investments ...............................................               312             (1,568)
    Net change in securities available for sale:
         Purchases of securities available for sale ....................................            (2,823)            (2,228)
         Proceeds from sales of securities available for sale ..........................             1,659              1,983
         Proceeds from maturities of securities available for sale .....................             1,030              1,741
    Net change in securities held to maturity:
         Purchases of securities held to maturity ......................................              (189)              (465)
         Proceeds from maturities of securities held to maturity .......................               487                340
    Net change in loans:
         Net change in credit card receivables .........................................              (162)                38
         Net change in other short-term loans ..........................................              (184)              (236)
         Net originations and maturities of long-term loans ............................            (1,055)            (2,923)
         Loans purchased from HSBC Finance Corporation .................................                --               (870)
         Sales of loans/other ..........................................................                29                 60
    Net change in tax refund anticipation loans program:
         Net originations of loans .....................................................           (24,300)                --
         Sales of loans to HSBC Finance Corporation ....................................            24,298                 --
    Expenditures for properties and equipment ..........................................               (11)                (3)
    Net cash provided (used) in acquisitions (disposals), net of cash acquired .........               (24)                30
    Other, net .........................................................................              (156)              (536)
                                                                                              ------------       ------------
              Net cash used in investing activities ....................................            (1,519)            (4,691)
                                                                                              ------------       ------------
Cash flows from financing activities
    Net change in deposits .............................................................             2,990              3,851
    Net change in short-term borrowings ................................................            (2,762)              (685)
    Net change in long-term debt:
         Issuance of long-term debt ....................................................               345              1,186
         Repayment of long-term debt ...................................................              (166)              (138)
    Capital contribution from parent ...................................................                 4                  5
    Reduction of capital surplus .......................................................                --                 (1)
    Dividends paid .....................................................................                (6)                (7)
                                                                                              ------------       ------------
              Net cash provided by financing activities ................................               405              4,211
                                                                                              ------------       ------------
Net change in cash and due from banks ..................................................             1,595                (84)
Cash and due from banks at beginning of period .........................................             2,682              2,534
                                                                                              ------------       ------------
Cash and due from banks at end of period ...............................................      $      4,277       $      2,450
                                                                                              ============       ============

Cash paid for: Interest ................................................................      $        505       $        195
               Income taxes ............................................................                31                  7

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non cash items for cash flows reporting.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
--------------------------------------------------------------------------------

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is a wholly owned subsidiary of HSBC Holdings plc
(HSBC). HNAH's other principal indirect subsidiaries include:

o     HSBC Finance Corporation, a consumer finance company;

o HSBC Markets (USA) Inc. (HSBC Markets), a holding company for investment banking and markets subsidiaries;

o HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services; and

o     HSBC Bank Canada (HBCA), a Canadian banking subsidiary.

The accompanying unaudited consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI's Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2004 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 12.

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

Note 2. Securities
--------------------------------------------------------------------------------

At March 31, 2005 and December 31, 2004, HUSI held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Gross          Gross
                                                                              Amortized     Unrealized     Unrealized           Fair
March 31, 2005                                                                     Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Securities available for sale:
      U.S. Treasury ....................................................      $     202      $      --      $       7      $     195
      U.S. Government sponsored enterprises (1) ........................          9,709             22            203          9,528
      U.S. Government agency issued or guaranteed ......................          3,471             22             75          3,418
      Asset backed securities ..........................................          1,196              4              1          1,199
      Other domestic debt securities ...................................            201              4              2            203
      Foreign debt securities ..........................................            976              5             20            961
      Equity securities ................................................             64             59              2            121
                                                                              ---------      ---------      ---------      ---------
                                                                              $  15,819      $     116      $     310      $  15,625
                                                                              =========      =========      =========      =========

Securities held to maturity:
      U.S. Treasury ....................................................      $      84      $      --      $      --      $      84
      U.S. Government sponsored enterprises (1) ........................          2,060             72             15          2,117
      U.S. Government agency issued or guaranteed ......................            742             41              1            782
      Obligations of U.S. states and political subdivisions ............            443             31             --            474
      Other domestic debt securities ...................................            205              6              1            210
      Foreign debt securities ..........................................             49             --             --             49
                                                                              ---------      ---------      ---------      ---------
                                                                              $   3,583      $     150      $      17      $   3,716
                                                                              =========      =========      =========      =========

(1) Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Gross          Gross
                                                                              Amortized     Unrealized     Unrealized           Fair
December 31, 2004                                                                  Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Securities available for sale:
      U.S. Treasury ....................................................      $     203      $      --      $       3      $     200
      U.S. Government sponsored enterprises (1) ........................          8,136             47             90          8,093
      U.S. Government agency issued or guaranteed ......................          3,029             32             29          3,032
      Asset backed securities ..........................................          1,122              3              1          1,124
      Other domestic debt securities ...................................            990              6              2            994
      Foreign debt securities ..........................................          1,090             15              2          1,103
      Equity securities ................................................             64             49              4            109
                                                                              ---------      ---------      ---------      ---------
                                                                              $  14,634      $     152      $     131      $  14,655
                                                                              =========      =========      =========      =========

Securities held to maturity:
      U.S. Treasury ....................................................      $     122      $      --      $      --      $     122
      U.S. Government sponsored enterprises (1) ........................          2,202             92             11          2,283
      U.S. Government agency issued or guaranteed ......................            716             40              2            754
      Obligations of U.S. states and political subdivisions ............            465             37             --            502
      Other domestic debt securities ...................................            231              6              1            236
      Foreign debt securities ..........................................            145             --             --            145
                                                                              ---------      ---------      ---------      ---------
                                                                              $   3,881      $     175      $      14      $   4,042
                                                                              =========      =========      =========      =========

(1) Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

------------------------------------------------------------------------------------------------------------------------------------
                                                             Less Than One Year                         Greater Than One Year
                                              -----------------------------------------     ----------------------------------------
                                                   Number          Gross      Aggregate         Number          Gross      Aggregate
                                                       of     Unrealized     Fair Value             of     Unrealized     Fair Value
March 31, 2005                                 Securities         Losses  of Investment     Securities         Losses  of Investment
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Securities available for sale:
      U.S. Treasury ......................              1         $    7         $  195             --         $   --         $   --
      U.S. Government sponsored
        enterprises (1) ..................            259            111          5,461             53             92          2,300
      U.S. Government agency
        issued or guaranteed .............            220             34          1,548            141             41          1,053
      All other securities ...............             44             23            827              1              2              4
                                                   ------         ------         ------         ------         ------         ------
                                                      524         $  175         $8,031            195         $  135         $3,357
                                                   ======         ======         ======         ======         ======         ======

Securities held to maturity:
      U.S. Government sponsored
        enterprises (1) ..................             10         $    2         $  262             10         $   13         $  191
      U.S. Government agency
        issued or guaranteed .............             --             --             --              3              1             35
      All other securities ...............             35              1             14             --             --             --
                                                   ------         ------         ------         ------         ------         ------
                                                       45         $    3         $  276             13         $   14         $  226
                                                   ======         ======         ======         ======         ======         ======

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

------------------------------------------------------------------------------------------------------------------------------------
                                                            Less Than One Year                         Greater Than One Year
                                              -----------------------------------------     ----------------------------------------
                                                  Number           Gross      Aggregate         Number          Gross      Aggregate
                                                      of      Unrealized     Fair Value             of     Unrealized     Fair Value
December 31, 2004                             Securities          Losses  of Investment     Securities         Losses  of Investment
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Securities available for sale:
      U.S. Treasury ......................              1         $    3         $  200             --         $   --         $   --
      U.S. Government sponsored
        enterprises (1) ..................             78             36          3,118             51             54          1,344
      U.S. Government agency
        issued or guaranteed .............             62             11            646            115             18            532
      All other securities ...............             31              6            487             21              3            103
                                                   ------         ------         ------         ------         ------         ------
                                                      172         $   56         $4,451            187         $   75         $1,979
                                                   ======         ======         ======         ======         ======         ======

Securities held to maturity:
      U.S. Government sponsored
        enterprises (1) ..................              8         $    2         $  163             12         $    9         $  247
      U.S. Government agency
        issued or guaranteed .............              4              1             27              3              1             34
      All other securities ...............              7              1              5             --             --             --
                                                   ------         ------         ------         ------         ------         ------
                                                       19         $    4         $  195             15         $   10         $  281
                                                   ======         ======         ======         ======         ======         ======

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

The gross unrealized losses on securities available for sale increased during the three months ended March 31, 2005 due to the impact of a general increase in interest rates on fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, these securities are not considered to be other than temporarily impaired.

Note 3. Loans
--------------------------------------------------------------------------------

The following table shows the composition of the loan portfolio.

----------------------------------------------------------------------------------------------------------
                                                                              March 31,       December 31,
                                                                                   2005               2004
----------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Domestic:
      Commercial:
         Construction and mortgage loans ...........................          $   8,563          $   8,281
         Other business and financial ..............................             12,015             11,815
      Consumer:
         Residential mortgages .....................................             47,610             46,775
         Credit card receivables ...................................             12,001             12,078
         Other consumer loans ......................................              3,152              3,122
International ......................................................              2,906              2,876
                                                                              ---------          ---------
Total loans ........................................................          $  86,247          $  84,947
                                                                              =========          =========

Note 4. Allowance for Credit Losses
--------------------------------------------------------------------------------

The following provides a summary of changes in the allowance for credit losses.

----------------------------------------------------------------------------------------------------------
Quarter ended March 31                                                             2005               2004
----------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at beginning of quarter ....................................          $     788          $     399
Allowance related to acquisitions and (dispositions), net ..........                 --                 (9)
Charge offs ........................................................                199                 29
Recoveries .........................................................                 77                 22
                                                                              ---------          ---------
      Net charge offs ..............................................                122                  7
                                                                              ---------          ---------
Provision charged (credited) to income .............................                107                (26)
                                                                              ---------          ---------
Balance at end of quarter ..........................................          $     773          $     357
                                                                              =========          =========

Further analysis of credit quality and the allowance for credit losses are presented on pages 31-33 of this Form 10-Q.

Note 5. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31,    December 31,
                                                                                                          2005            2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance ............      $     320       $     309
Favorable lease arrangements, net of accumulated depreciation .................................             42              43
                                                                                                     ---------       ---------
Intangible assets, net ........................................................................      $     362       $     352
                                                                                                     =========       =========

      Mortgage Servicing Rights (MSRs)

The following table summarizes activity for MSRs and the related valuation allowance.

------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                                               2005            2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in millions)
MSRs, net of accumulated amortization:
      Beginning balance .......................................................................      $     416       $     526
      Additions related to loan sales .........................................................             13              16
      Net MSRs sales ..........................................................................             --             (56)
      Permanent impairment charges ............................................................             (9)             (1)
      Amortization ............................................................................            (19)            (26)
                                                                                                     ---------       ---------
      Ending balance ..........................................................................            401             459
                                                                                                     ---------       ---------

Valuation allowance for MSRs:
      Beginning balance .......................................................................           (107)            (23)
      Temporary impairment (provision) recovery ...............................................             17             (62)
      Permanent impairment charges ............................................................              9               1
      Release of allowance related to MSRs sold ...............................................             --               3
                                                                                                     ---------       ---------
      Ending balance ..........................................................................            (81)            (81)
                                                                                                     ---------       ---------

MSRs, net of accumulated amortization and valuation allowance .................................      $     320       $     378
                                                                                                     =========       =========

Normal amortization for the current MSRs portfolios is expected to be approximately $78 million for the year ending December 31, 2005, declining gradually to approximately $34 million for the year ending December 31, 2009. Actual levels of amortization could increase or decrease depending upon changes in interest rates and loan prepayment activity. Actual levels of amortization are also dependent upon future levels of MSRs recorded.

      Favorable Lease Arrangements

Favorable lease arrangements resulted from various business acquisitions. Scheduled amortization of favorable lease arrangements will approximate $5 million per year for 2005 through 2009.

Note 6. Goodwill
--------------------------------------------------------------------------------

During the second quarter of 2004, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the first quarter of 2005, there were no events or transactions which warrant consideration for their impact on recorded book values assigned to goodwill.

Note 7. Income Taxes
--------------------------------------------------------------------------------

The following table presents HUSI's effective tax rates.

--------------------------------------------------------------------------------
Three months ended March 31                                2005            2004
--------------------------------------------------------------------------------
Effective tax rate ...............................         35.8%           39.4%

In the first quarter of 2005, HUSI finalized certain prior year state and local tax returns and recorded a $20 million reduction of income tax expense, which represents the difference between its previous estimate of tax liability and the liability per the tax returns.

During the first quarter of 2005, the prepaid pension asset previously carried on the balance sheet of HUSI was transferred to HNAH. The related deferred tax liability of approximately $203 million was also transferred to HNAH resulting in a significantly lower deferred tax liability as of March 31, 2005.

Note 8. Long-Term Debt
--------------------------------------------------------------------------------

The following table presents a summary of long-term debt.

--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                             2005           2004
--------------------------------------------------------------------------------
                                                             (in millions)
Senior debt ......................................      $  18,929      $  18,831
Subordinated debt ................................          4,976          4,988
All other ........................................             20             20
                                                        ---------      ---------
Total long-term debt .............................      $  23,925      $  23,839
                                                        =========      =========
Note 9. Related Party Transactions
--------------------------------------------------------------------------------

In the normal course of business, HUSI conducts transactions with HSBC and its subsidiaries (HSBC affiliates). These transactions occur at prevailing market rates and terms. All extensions of credit by HUSI to other HSBC affiliates are legally required to be secured by eligible collateral. The following table presents related party balances and the income and expense generated by related party transactions.

--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                             2005           2004
--------------------------------------------------------------------------------
                                                             (in millions)
Assets:
      Interest bearing deposits with banks .......      $      97      $     436
      Loans ......................................          1,537            828
      Trading assets .............................          3,096          3,167
      Other ......................................            159            752
                                                        ---------      ---------
      Total assets ...............................      $   4,889      $   5,183
                                                        =========      =========

Liabilities:
      Deposits ...................................      $  11,113      $   9,759
      Trading account liabilities ................          4,865          5,704
      Short-term borrowings ......................          1,139          1,089
      Other ......................................            180             77
                                                        ---------      ---------
      Total liabilities ..........................      $  17,297      $  16,629
                                                        =========      =========

-------------------------------------------------------------------------------------------------------------------
Three months ended March 31                                                               2005                 2004
-------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
Interest income .............................................................        $       1            $       3
Interest expense ............................................................               63                   21
Trading losses ..............................................................             (321)                (127)
Other revenues ..............................................................               36                   10
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services .............................               48                   39
      Fees paid to HSBC Finance Corporation .................................              106                    4
      Other fees, primarily treasury and traded markets services ............               64                   43

The following business transactions conducted with HSBC Finance Corporation impacted operations during the first quarter of 2005.

o Trading losses primarily represent the mark to market of the intercompany components of interest rate and foreign currency derivative swap transactions entered into with HSBC Finance Corporation. Specifically, HSBC Finance Corporation enters into these swap contracts with HUSI in order to hedge its interest rate positions. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value on the intercompany component substantially offset by the mark to market of related contracts entered into with HSBC affiliates and third parties.

o In December of 2004, approximately $12 billion of loans, primarily private label credit card receivables, were purchased from HSBC Finance Corporation. Residual interests in securitized private label credit card receivable pools of approximately $3 billion were also acquired. HSBC Finance Corporation retained the customer relationships and continues to service the loans. By agreement, HUSI is purchasing additional receivables generated under current and future private label accounts at fair value on a daily basis. During the first quarter of 2005, approximately $4 billion of additional receivables were acquired from HSBC Finance Corporation at a premium of $103 million, which is being amortized to interest income over the estimated life of the receivables purchased.

o During the quarter ended March 31, 2005, HUSI purchased approximately $781 million of consumer loans, primarily domestic residential mortgage loans, at fair value from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

o In July of 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer credit card customer relationships of HUSI were sold to HSBC Finance Corporation. Receivable balances associated with these relationships were not sold as part of the transaction. New receivable balances generated by these relationships are purchased at fair value from HSBC Finance Corporation on a daily basis. During the quarter ended March 31, 2005, approximately $467 million of receivables associated with these relationships were purchased from HSBC Finance Corporation at a premium of approximately $8 million, which is being amortized to interest income over the estimated life of the receivables purchased. Servicing for the majority of these relationships was also transferred to HSBC Finance Corporation.

o Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

o Effective October 1, 2004, HBUS is the originating lender for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the quarter ended March 31, 2005, approximately $24 billion of loans were originated by HUSI and sold to HSBC Finance Corporation, resulting in gains of approximately $17 million and fees paid to HSBC Finance Corporation of $3 million.

o At March 31, 2005, HUSI had a $2 billion line of credit with HSBC Finance Corporation, of which $600 million was outstanding and included in short-term borrowings.

Effective January 1, 2004, HUSI's technology services employees, as well as technology services employees from other HSBC affiliates in North America, were transferred to HTSU. HTSU charges HUSI for technology services pursuant to a master service level agreement. These charges are included in other expenses as HSBC affiliate charges.

HUSI utilizes HSBC Markets primarily for debt underwriting and for other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HSBC Markets are deferred as a component of long-term debt and amortized to interest expense over the life of the related debt. All other fees charged by HSBC Markets are included in support services from HSBC affiliates.

At March 31, 2005, HUSI had an unused line of credit with HSBC of $1,500 million.

At March 31, 2005 and December 31, 2004, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $355 billion and $302 billion respectively. The net credit risk exposure related to these contracts was approximately $2 billion at both March 31, 2005 and December 31, 2004.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI's share of the expense of the plans for the first three months of 2005 and 2004 was $9 million and $19 million respectively. A description of these plans begins on page 99 of HUSI's 2004 Form 10-K.

Note 10. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                            2005            2004
--------------------------------------------------------------------------------
                                                            (in millions)
Interest bearing deposits with banks ..........        $   1,047       $     767
Trading assets ................................              283             305
Securities available for sale .................            5,813           6,096
Securities held to maturity ...................              577             655
Loans .........................................            6,041           5,971
                                                       ---------       ---------
Total .........................................        $  13,761       $  13,794
                                                       =========       =========

Note 11. Pensions and Other Postretirement Benefits
--------------------------------------------------------------------------------

Through December 31, 2004, HUSI maintained noncontributory defined benefit pension plans covering substantially all of their employees hired prior to January 1, 1997 and those employees who joined HUSI through acquisitions and were participating in a defined benefit plan at the time of acquisition. Certain other HSBC subsidiaries participate in these plans.

In addition, through December 31, 2004, HUSI also maintained unfunded noncontributory health and life insurance coverage for all employees who retired from HUSI and were eligible for immediate pension benefits from HUSI's retirement plan. Employees retiring after 1992 will absorb a portion of the cost of these benefits. Employees hired after that same date are not eligible for these benefits. A premium cap has been established for HUSI's share of retiree medical cost.

In November 2004, sponsorship of the U.S. defined benefit pension plans and the health and life insurance plan of HUSI and HSBC Finance Corporation were transferred to HNAH. Effective January 1, 2005, the separate U.S. defined benefit pension plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, HUSI's prepaid pension asset of $482 million, and a related deferred tax liability of $203 million, were transferred to HNAH. The net transfer amount of $279 million is reflected as a reduction of capital surplus on the consolidated statement of changes in shareholders' equity.

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

------------------------------------------------------------------------------------------------------------------
                                                                                                     Other
                                                                                                 Postretirement
                                                                 Pension Benefits                   Benefits
                                                             ----------------------          ---------------------
Three months ended March 31                                     2005           2004            2005           2004
------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Net periodic benefit cost:
      Service cost .................................         $   11          $    7          $    1         $    1
      Interest cost ................................             17              15               2              2
      Expected return on plan assets ...............            (25)            (20)             --             --
      Prior service cost amortization ..............             --              --              --             --
      Actuarial loss ...............................              1               7              --             --
      Transition amount amortization ...............             --              --               1              1
                                                             ------          ------          ------         ------
      Net periodic benefit cost ....................         $    4          $    9          $    4         $    4
                                                             ======          ======          ======         ======

Amount recorded as pension expense by:
      HUSI .........................................         $    1          $    3
      Other HSBC affiliates ........................              3               6
                                                             ------          ------
                                                             $    4          $    9
                                                             ======          ======

HUSI expects to make no contribution for pension benefits and to contribute approximately $10 million for other postretirement benefits during fiscal year 2005.

Note 12. New Accounting Pronouncements
--------------------------------------------------------------------------------

In March 2004, the Financial Accounting Standards Board (FASB) reached a consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004, and the new impairment guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. Adoption of the impairment guidance contained in EITF 03-1 is not expected to have a material impact on HUSI's financial position or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (SFAS 123R). SFAS 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, as well as other disclosure requirements. On March 28, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 which amended the compliance date to allow public companies to comply with the provisions of SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of the next reporting period as originally required by SFAS 123R. HUSI was substantially in compliance with SFAS 123R as of December 31, 2004, and will be entirely compliant by the required adoption date. The adoption of SFAS 123R therefore will not have a significant effect on operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
--------------------------------------------------------------------------------

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

                                                                               Three Months Ended March 31,
                                                         ---------------------------------------------------------------------------
                                                                           2005                                   2004
                                                         -----------------------------------     -----------------------------------
                                                          Balance        Interest      Rate*      Balance       Interest       Rate*
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                  (in millions)
Interest bearing deposits with banks ...............     $   3,850      $      25      2.61%     $   1,577      $       6      1.59%
Federal funds sold and securities purchased
  under resale agreements ..........................         3,639             24      2.66          4,002             11      1.15
Trading assets .....................................        18,379             59      1.28         15,708             33      0.85
Securities .........................................        18,318            214      4.73         18,162            220      4.86
Loans
  Domestic
    Commercial .....................................        19,167            229      4.84         15,061            165      4.40
    Consumer
         Residential mortgages .....................        47,463            579      4.88         27,645            358      5.18
         Credit cards ..............................        12,169            158      5.26          1,126             29     10.19
         Other consumer ............................         3,645             62      6.93          2,045             33      6.49
                                                         ---------      ---------     -----      ---------      ---------     -----
      Total domestic ...............................        82,444          1,028      5.06         45,877            585      5.12
  International ....................................         3,336             21      2.58          3,876             29      3.05
                                                         ---------      ---------     -----      ---------      ---------     -----
      Total loans ..................................        85,780          1,049      4.96         49,753            614      4.96
                                                         ---------      ---------     -----      ---------      ---------     -----
Other ..............................................           583              6      4.40            490              4      3.31
                                                         ---------      ---------     -----      ---------      ---------     -----
Total earning assets ...............................       130,549      $   1,377      4.28%        89,692      $     888      3.98%
                                                         ---------      ---------     -----      ---------      ---------     -----
Allowance for credit losses ........................          (894)                                   (391)
Cash and due from banks ............................         4,013                                   3,095
Other assets .......................................         8,416                                   7,240
                                                         ---------                               ---------
Total assets .......................................     $ 142,084                               $  99,636
                                                         =========                               =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits .................................     $  27,090      $      51      0.76%     $  26,636      $      45      0.68%
  Other time deposits ..............................        23,478            148      2.56         11,696             53      1.82
Deposits in foreign offices ........................        23,445            128      2.21         21,445             62      1.17
                                                         ---------      ---------     -----      ---------      ---------     -----
Total interest bearing deposits ....................        74,013            327      1.79         59,777            160      1.08
                                                         ---------      ---------     -----      ---------      ---------     -----
Short-term borrowings ..............................         8,896             52      2.40          8,540             18      0.83
Long-term debt .....................................        23,870            219      3.72          3,952             51      5.17
                                                         ---------      ---------     -----      ---------      ---------     -----
Total interest bearing liabilities .................       106,779            598      2.27         72,269            229      1.27
                                                         ---------      ---------     -----      ---------      ---------     -----
Net interest income / Interest rate spread .........                    $     779      2.01%                    $     659      2.71%
                                                                        ---------     -----                     ---------     -----
Noninterest bearing deposits .......................         9,766                                   7,190
Other liabilities ..................................        14,596                                  12,550
Total shareholders' equity .........................        10,943                                   7,627
                                                         ---------                               ---------
Total liabilities and shareholders' equity .........     $ 142,084                               $  99,636
                                                         =========                               =========
Net yield on average earning assets ................                                   2.42%                                   2.96%
                                                                                      -----                                   -----
Net yield on average total assets ..................                                   2.22                                    2.66
                                                                                      =====                                   =====

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first quarter of 2005 and first quarter of 2004 included fees of $8 million and $17 million, respectively.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI's 2004 Form 10-K. The MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI's results may differ materially from those noted in the forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important factors that may affect HUSI's actual results, see Cautionary Statement on Forward-Looking Statements in
Part I, Item 1 of HUSI's 2004 Form 10-K.

EXECUTIVE OVERVIEW
--------------------------------------------------------------------------------

Net income decreased $3 million in the first quarter of 2005, as compared with the same 2004 period. Increased interest income and other revenues associated with the private label loan portfolio acquired from HSBC Finance Corporation in December 2004 were more than offset by amortization of the premium paid for the portfolio, and by increased provision for credit losses associated with the acquired portfolio. This resulted in reduced pre-tax income for HUSI's Consumer Finance business segment. Strong revenue growth within other business units materially offset the reduced Consumer Finance results.

Although total assets grew less than 1% during the first quarter of 2005, average assets increased 43% in the quarter, as compared with the same 2004 period, reflecting the significant loans growth experienced during calendar year 2004.

Private Label Loan Portfolio Purchase

In December of 2004, HUSI acquired approximately $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation at fair value, without recourse. The resulting increase in interest income for the first quarter of 2005 was significantly reduced by amortization of the initial premium paid for the portfolios. Although the amortization period for the initial premium paid is two years, amortization is heavily "front loaded" for 2005 in relation to expected runoff of the loan balances. Credit card interest income was especially impacted by this portfolio acquisition, as addressed on page 21 of this Form 10-Q.

Residual interests in securitized credit card receivable pools of approximately $3 billion were also acquired, from which approximately $44 million of securitization revenue was recorded in the first quarter of 2005. Refer to Other Revenues on page 23 of this Form 10-Q for further discussion of this revenue.

Potential acquisitions of Mastercard and Visa receivables from HSBC Finance Corporation will be considered in the future based upon continuing evaluation of capital and liquidity at each entity.

Balance Sheet Review

Asset growth slowed to more normalized levels during the first quarter of 2005, as compared with calendar year 2004. Total deposit growth of $3 billion during the quarter was the primary funding source for increased loans and decreased short-term borrowings.

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Total long-term debt was approximately $24 billion at March 31, 2005 and December 31, 2004. Total deposits and borrowings from HSBC affiliates were $12 billion and $11 billion at March 31, 2005 and December 31, 2004 respectively.

Average earning assets and interest bearing liabilities increased significantly during the first quarter of 2005, as compared with the same 2004 period, primarily due to:

o increased average residential loan balances from held portfolio growth in 2004;

o increased average loan balances resulting from the private label loan portfolio purchase previously noted;

o increased average loan and deposit balances resulting from targeted growth in small business and middle-market commercial customers; and

o increased average balances for deposits, long-term debt and short-term borrowings, which were the primary funding sources for asset growth during 2004.

Income Statement Review

Increased net interest income in the first quarter of 2005, as compared with 2004, was primarily due to significantly increased interest income associated with increased average loan balances noted above, partially offset by increased interest expense associated with increased average balances for deposits and long-term debt.

The provision for credit losses increased during the first quarter of 2005, as compared with the same 2004 period, primarily due to additional provision for credit losses associated with the loans acquired in December 2004 from HSBC Finance Corporation.

Other revenues increased in the first quarter of 2005, as compared with 2004, primarily due to:

o increased credit card and other fee income associated with the acquired private label loan portfolio;

o increased securitization revenue associated with securitized trusts acquired as part of the private label loan portfolio;

o     increased residential mortgage banking revenue; and

o gains on sale of tax refund anticipation loans to HSBC Finance Corporation's Taxpayer Financial Services business.

Operating expenses increased in the first quarter of 2005, as compared with 2004, primarily due to increased fees charged by various HSBC affiliates for technology services, for broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. Further commentary regarding support services from HSBC affiliates is provided in Note 9 of the consolidated financial statements beginning on page 12 of this Form 10-Q.

Decreased income tax expense is primarily attributable to a $20 million reduction of expense resulting from the difference between the estimate of prior year state and local tax liability and the liability per final tax returns.

The following table presents a five quarter summary of selected financial information.

------------------------------------------------------------------------------------------------------------------------------------
                                                      March 31,    December 31,    September 30,         June 30,        March 31,
Quarter ended                                              2005            2004             2004             2004             2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Net interest income ............................      $     775       $     700        $     698        $     689        $     654
                                                      ---------       ---------        ---------        ---------        ---------
Trading revenues ...............................             96              99               21               78               90
Residential mortgage banking revenue
  (expense) ....................................             23             (14)             (65)             (17)             (24)
Securities gains, net ..........................             23              26               18                3               38
Other income ...................................            336             214              388              234              230
                                                      ---------       ---------        ---------        ---------        ---------
Total other revenues ...........................            478             325              362              298              334
                                                      ---------       ---------        ---------        ---------        ---------
Operating expenses .............................            654             613              480              520              488
Provision (credit) for credit losses ...........            107             (24)              27                6              (26)
                                                      ---------       ---------        ---------        ---------        ---------
Income before income tax expense ...............            492             436              553              461              526
Income tax expense .............................            176             167              214              130              207
                                                      ---------       ---------        ---------        ---------        ---------
Net income .....................................      $     316       $     269        $     339        $     331        $     319
                                                      =========       =========        =========        =========        =========

Balances at quarter end:
Loans:
      Commercial loans .........................      $  23,484       $  22,972        $  20,869        $  19,557        $  19,072
      Residential mortgages ....................         47,610          46,775           42,958           38,982           29,953
      Credit card receivables ..................         12,001          12,078            1,127            1,093            1,052
      Other consumer loans .....................          3,152           3,122            2,086            2,434            2,355
                                                      ---------       ---------        ---------        ---------        ---------
      Total loans ..............................         86,247          84,947           67,040           62,066           52,432
      Allowance for credit losses ..............           (773)           (788)            (340)            (347)            (357)
                                                      ---------       ---------        ---------        ---------        ---------
      Loans, net ...............................         85,474          84,159           66,700           61,719           52,075
Total assets ...................................        141,605         141,050          120,939          112,791          102,502
Total tangible assets ..........................        138,866         138,310          118,195          109,982           99,678
Total deposits .................................         82,994          79,981           74,803           74,534           67,994
Short-term borrowings ..........................          7,152           9,874            7,967            8,499            5,906
Long-term debt .................................         23,925          23,839           15,618            7,135            4,871
Common shareholder's equity ....................         10,385          10,366            8,053            7,315            7,339
Tangible common shareholder's equity ...........          7,646           7,611            5,336            4,673            4,341
Total shareholders' equity .....................         10,885          10,866            8,553            7,815            7,839

Selected financial ratios:
Total shareholders' equity to total
assets .........................................           7.69%           7.70%            7.07%            6.93%            7.65%
Tangible common shareholder's equity
  to total tangible assets .....................           5.51            5.50             4.51             4.25             4.36
Rate of return on (1):
      Total assets .............................            .90             .84             1.17             1.26             1.29
      Total common shareholder's equity ........          12.05           12.62            17.68            17.96            17.65
Net interest margin to (1):
      Earning assets ...........................           2.42            2.38             2.65             2.91             2.96
      Total assets .............................           2.22            2.19             2.42             2.63             2.66
Total shareholders' equity to total
  assets (1) ...................................           7.70            6.88             6.96             7.34             7.65
Cost:income ratio (1) ..........................          52.17           59.70            45.28            52.63            49.48

(1) Selected financial ratios are defined in the Glossary of Terms beginning on page 60 of the 2004 Form 10-K.

BASIS OF REPORTING
--------------------------------------------------------------------------------

HUSI's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRS)

Prior to January 1, 2005, HSBC reported results in accordance with accounting principles generally accepted in the United Kingdom (U.K. GAAP). The European Union has determined that all European listed companies will be required to prepare their consolidated financial statements using IFRS by 2005. As a result, HSBC has announced that it will begin reporting its financial results under IFRS rather than U.K. GAAP beginning with its release of interim financial results for the six months ended June 30, 2005. Therefore, beginning in the second quarter of 2005, HUSI will present a reconciliation of U.S. GAAP net income to IFRS net income for the six months ended June 30, 2005 and on a quarterly basis thereafter.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Income
-------------------

The following table presents a five quarter summary of net interest income.

--------------------------------------------------------------------------------------------------------------------------
                                                     March 31,   December 31,  September 30,       June 30,      March 31,
Three months ended                                        2005           2004           2004           2004           2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Interest income:
      Loans ...................................       $  1,049       $    851       $    779       $    669       $    614
      Securities ..............................            210            218            220            215            215
      Trading assets ..........................             59             51             43             38             33
      Short-term investments ..................             49             52             27             18             17
      Other ...................................              6              5              5              4              4
                                                      --------       --------       --------       --------       --------
      Total interest income ...................          1,373          1,177          1,074            944            883
                                                      --------       --------       --------       --------       --------

Interest expense:
      Deposits ................................            327            281            226            158            160
      Short-term borrowings ...................             52             20             59             35             18
      Long-term debt ..........................            219            176             91             62             51
                                                      --------       --------       --------       --------       --------
      Total interest expense ..................            598            477            376            255            229
                                                      --------       --------       --------       --------       --------

Net interest income ...........................       $    775       $    700       $    698       $    689       $    654
                                                      ========       ========       ========       ========       ========

In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 16 of this Form 10-Q.

All increases and decreases referenced below for the first quarter of 2005 represent comparisons with the same 2004 period.

Interest Income - Loans

Total interest income on loans increased $435 million (71%) in the first quarter of 2005. Average total loan balances increased approximately $36 billion (72%) in the quarter, resulting from significant increases in various consumer and commercial loan portfolios during 2004.

In addition to significant organic residential mortgage loan growth, loans and receivables acquired directly from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs, have had a significant impact on interest income for the first quarter of 2005. Increases in average loan balances, and the resulting increases in interest income, were reduced by significant amortization of premiums paid for the specific portfolios, most notably private label credit card receivables acquired from HSBC Finance Corporation in December 2004.

      Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $221 million (62%) in the first quarter of 2005. HUSI significantly expanded the volume of adjustable rate residential mortgage loans originated during 2004, which were retained in its held loan portfolio. As a result, average residential mortgage loans held increased approximately $20 billion (72%) in the first quarter of 2005.

Since the beginning of 2004, approximately $4 billion of residential mortgages have been purchased from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program. Originations of residential mortgage loans have decreased to more moderate levels in 2005 as compared with 2004, due to the contracting national originations market.

The increased average loan balances, and their positive effect on earnings, were partially offset by continued decreases in the average yield earned on residential mortgages during the first quarter of 2005, as consumers continued to take advantage of lower coupon adjustable rate products, resulting in lower overall average yields.

The residential mortgage loan portfolio is expected to remain relatively constant through the remainder of 2005. Loan originations, including those resulting from the relationship with HSBC Finance Corporation, are expected to be offset by the fact that HUSI has begun selling a significant portion of variable rate residential mortgage originations, which previously would have been retained in the held loan portfolio.

      Credit Card Receivables

Interest earned from credit card receivables increased $129 million (445%) in the first quarter of 2005. Average credit card receivable balances increased $11 billion (981%) for the quarter.

In December of 2004, HUSI acquired the $12 billion private label loan portfolio from HSBC Finance Corporation, which consisted primarily of credit card receivables. HUSI continues to purchase additional credit card receivables on a daily basis from customer relationships owned by HSBC Finance Corporation. For the first quarter of 2005, these additional purchased receivables were offset by customer payments and net charge offs of customer balances, resulting in minimal additional change in total credit card receivables.

During the first quarter of 2005, the increase in interest income associated with the acquired portfolio was offset by approximately $166 million of amortization of the premium paid, which significantly reduced the overall average yield for credit card receivables in the quarter.

      Other Consumer Loans

Interest earned from various other domestic consumer lending programs increased $29 million (88%) in the first quarter of 2005. Average balances increased approximately $1.6 billion (78%) in the first quarter of 2005, primarily due to automobile and other consumer loans purchased directly from HSBC Finance Corporation, or from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

      Commercial Loans

Interest income from commercial loans increased $64 million (39%) in the first quarter of 2005. Average commercial loan balances increased $4 billion (27%) in the quarter.

Targeted growth in small business, middle market and real estate lending portfolios, which began in 2004, has continued to increase loan balances in 2005. HUSI plans to continue to build upon its status as the top small business lender in New York State.

Approximately $200 million of commercial loans were purchased directly from HSBC Finance Corporation in December 2004. After amortization of purchase premium, this acquired portfolio had a nominal impact on interest income for the first quarter of 2005.

Interest Income - Trading Assets

Interest income from trading assets increased $26 million (79%) in the first quarter of 2005. During the quarter, average trading assets increased approximately $3 billion (17%), while the average yield earned on these balances also increased 43 basis points (51%).

Interest Income - Short-Term Investments

Short-term investments include interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements.

Interest income from short-term investments increased $32 million (188%) in the first quarter of 2005. Average short-term investment balances grew $2 billion (34%) in the quarter, while average rates earned also increased significantly, primarily due to increases in the federal funds rate.

Interest Expense - Deposits

Total interest expense on interest bearing deposits increased $167 million (104%) in the first quarter of 2005. Interest expense increases were noted from both domestic and foreign deposits. Average interest bearing deposits increased $14 billion (24%) in the quarter. Average interest rates paid to these customers also increased significantly in the first quarter of 2005, due to increases in short-term interest rates.

Additional resources and priority have been focused on core retail banking businesses, as well as high net worth individuals. Additional deposit products have been developed and offered in recent months, in conjunction with increased marketing efforts, to individuals, small businesses, and middle market commercial customers. Investment in the retail branch network has been, and will continue to be, expanded and reallocated to ensure coverage of high potential growth geographic areas. Continuation of these programs, coupled with additional product expansion and marketing efforts, are key growth initiatives for 2005.

Interest Expense - Short-Term Borrowings

Interest expense on short-term borrowings increased $34 million (189%) in the first quarter of 2005. Average short-term borrowings balances increased nominally (4%) in the quarter, while the average interest rate paid increased significantly, due primarily to increases in the federal funds rate.

Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $168 million (329%) in the first quarter of 2005. Average long-term debt balances increased $20 billion (504%) in the quarter, due primarily to new debt issued during 2004 to fund balance sheet growth. A decrease in the average interest rate paid on long-term debt, which resulted from new debt being issued at significantly lower rates than existing debt, partially offset the average balance increases. For a summary of long-term debt outstanding, refer to Note 8 of the consolidated financial statements on page 12 of this Form 10-Q.

Other Revenues
--------------

The following table presents the components of other revenues.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Increase (Decrease)
                                                                                                  ------------------------
Three months ended March 31                                        2005            2004           Amount                %
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Trust income ..........................................          $   23          $   24           $   (1)              (4)
Service charges:
      HSBC affiliate income ...........................               4               5               (1)             (20)
      Other service charges ...........................              48              46                2                4
                                                                 ------          ------           ------           ------
      Total service charges ...........................              52              51                1                2
                                                                 ------          ------           ------           ------
Other fees and commissions:
      Letter of credit fees ...........................              17              17               --               --
      Credit card fees ................................              57              18               39              217
      Wealth and tax advisory services ................              13              10                3               30
      HSBC affiliate income ...........................              12               4                8              200
      Other fee-based income ..........................              46              59              (13)             (22)
                                                                 ------          ------           ------           ------
      Total other fees and commissions ................             145             108               37               34
                                                                 ------          ------           ------           ------
Securitization revenue ................................              44              --               44               --
Other income:
      Insurance .......................................              16              10                6               60
      HSBC affiliate income ...........................              20               1               19            1,900
      Other ...........................................              36              36               --               --
                                                                 ------          ------           ------           ------
      Total other income ..............................              72              47               25               53
                                                                 ------          ------           ------           ------

Residential mortgage banking revenue (expense) ........              23             (24)              47              196
Trading revenues ......................................              96              90                6                7
Securities gains, net .................................              23              38              (15)             (39)
                                                                 ------          ------           ------           ------
Total other revenues ..................................          $  478          $  334           $  144               43
                                                                 ======          ======           ======           ======

      Other Fees and Commissions

The increase in other fees and commissions in the first quarter of 2005 primarily resulted from credit card fees generated by the private label loan portfolio acquired from HSBC Finance Corporation in December 2004.

      Other Income

Securitization revenue in the first quarter of 2005 resulted directly from the purchase of residual interests in securitized credit card receivables from HSBC Finance Corporation in December 2004. Securitization revenue is comprised of the following activity during the quarter:

------------------------------------------------------------------------------------
                                                                       (in millions)
Net replenishment gains, net of provision for credit losses ...........     $    20
Servicing revenue and excess spread ...................................          24
                                                                            -------
Total .................................................................     $    44
                                                                            =======

The securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2008. The replenishment gains result from these receivable sales to the trusts.

The increase in HSBC affiliate income was primarily due to HBUS's new role, effective October 2004, as originating lender for HSBC Finance Corporation's Taxpayer Financial Services program.

HUSI has agreed to sell property to an unaffiliated third party for a gain of approximately $29 million. It is anticipated that this sale will be completed sometime during the second quarter of 2005.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing. Corporate transfer pricing methodology was revised in the first quarter of 2005 resulting in additional internal charges to the residential mortgage banking business from the Corporate, Investment Banking and Markets business segment. Net interest income for the first quarter of 2004 has been adjusted in the table to facilitate an accurate comparison.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Increase (Decrease)
                                                                                                               --------------------
Three months ended March 31                                                             2005         2004       Amount            %
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in millions)
Net interest income ............................................................     $   129      $   110      $    19           17
                                                                                     -------      -------      -------      -------

Servicing related income (expense):
      Servicing fee income .....................................................          19           22           (3)         (14)
      MSRs amortization ........................................................         (19)         (26)           7           27
      MSRs temporary impairment (provision) recovery ...........................          17          (62)          79          127
      Trading - Derivative instruments used to offset changes in
        value of MSRs ..........................................................          (5)          36          (41)        (114)
      Gains on sales of available for sale securities ..........................          --            8           (8)        (100)
                                                                                     -------      -------      -------      -------
      Total net servicing related income (expense) .............................          12          (22)          34          155
                                                                                     -------      -------      -------      -------

Originations and sales related income (expense):
      Gains on sales of mortgages ..............................................           3            1            2          200
      Trading - Forward loan sale commitments ..................................           8           (3)          11          367
              - Interest rate lock commitments .................................          (4)          (1)          (3)        (300)
      Fair value hedge activity (1) ............................................          --            1           (1)        (100)
                                                                                     -------      -------      -------      -------
      Total net originations and sales related income (expense) ................           7           (2)           9          450
                                                                                     -------      -------      -------      -------

Other mortgage income ..........................................................           4           --            4           --
                                                                                     -------      -------      -------      -------

Total residential mortgage banking revenue (expense) included
  in other revenues ............................................................          23          (24)          47          196
                                                                                     -------      -------      -------      -------

Total residential mortgage banking related revenue .............................     $   152      $    86      $    66           77
                                                                                     =======      =======      =======      =======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

      Overview

Residential mortgage banking related revenue for the first three months of 2005 increased $66 million compared with the same 2004 period.

All increases and decreases referenced below for the first quarter of 2005 represent comparisons with the same 2004 period.

      Net Interest Income

Increased net interest income for the first quarter of 2005 resulted from overall growth in the held residential mortgage portfolio. Throughout 2004 there was a significant increase in the held portfolio as strong consumer demand for variable rate residential mortgage loans continued. Commentary regarding residential mortgage interest income is presented on page 21 of this Form 10-Q.

     Servicing Related Income (Expense)

Increased net servicing related income (expense) for the first three months of 2005 was attributable to decreased MSR amortization expense and increased recoveries of the temporary impairment valuation allowance. These were partially offset by decreases in income associated with derivative instruments used to offset changes in the economic value of MSRs.

The recorded net book value of MSRs, as well as related amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments generally increase amortization expense and decrease the net book value of MSRs. During the first three months of 2005, prepayments of residential mortgages, mostly in the form of loan refinancings, have decreased in comparison with 2004 levels, resulting in decreased MSR amortization expense and increased recoveries of temporary MSR impairment compared with amounts recorded in prior periods. Mortgage rates generally rose through the first quarter of 2005 with loan refinance activity representing 45% of total originations in the quarter, as compared with 58% in the first three months of 2004 when rates declined.

The positive impacts on MSR amortization and recoveries of the temporary impairment valuation allowance resulting from higher interest rates were offset by decreases in the value of derivative instruments used to offset changes in the economic value of MSRs. The net servicing related income amounts in the tables do not reflect approximately $11 million of unrealized losses, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as net interest income of $2 million on these securities.

Additional commentary regarding risk management associated with the MSRs hedging program is presented on pages 39-40 of this Form 10-Q.

      Originations and Sales Related Income (Expense)

The overall increase in originations and sales related income in the first three months of 2005 was attributable to an increase in the volume of loans originated for sale, and a higher basis point gain on each individual sale driven by less market volatility as compared with 2004. During the first three months of 2005, residential mortgages originated with the intention to sell increased 13% from the same 2004 period. A larger volume of adjustable rate residential mortgage loans is being sold in 2005, which previously would have been held on HUSI's balance sheet.

Trading Revenues

Trading revenues are generated by HUSI's participation in the foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; and from trading securities. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue.

The following table presents trading related revenues by business. The data in the table includes interest income earned on trading instruments, net of allocated funding cost associated with the trading positions. The net interest income component is included in net interest income on the consolidated statement of income.

----------------------------------------------------------------------------------------------------------------
                                                                                           Increase (Decrease)
                                                                                        ------------------------
Three months ended March 31                                   2005           2004         Amount               %
----------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Trading revenues ..................................       $     96       $     90       $      6               7
Net interest income ...............................             17             17             --              --
                                                          --------       --------       --------        --------
Trading related revenues ..........................       $    113       $    107       $      6               6
                                                          ========       ========       ========        ========

Business:
      Derivatives instruments .....................       $     41       $     43       $     (2)             (5)
      Treasury (primarily securities) .............             14              1             13            1300
      Foreign exchange ............................             37             34              3               9
      Precious metals .............................             17             17             --              --
      Other trading ...............................              4             12             (8)            (67)
                                                          --------       --------       --------        --------
Trading related revenues ..........................       $    113       $    107       $      6               6
                                                          ========       ========       ========        ========

Improved trading results in the first quarter of 2005 were primarily driven by increased securities trading activity. In recent months, HUSI's CIBM business segment has expanded operations and securities products offered to clients, which has resulted in increased activity and improved results.

Security Gains, Net

The following table presents realized security gains and losses included in the consolidated statement of income.

----------------------------------------------------------------------------------------------------------------------------
                                                                     2005                                 2004
                                                      --------------------------------    ----------------------------------
                                                         Gross       Gross         Net       Gross        Gross          Net
                                                      Realized    Realized    Realized    Realized     Realized     Realized
Three months ended March 31                              Gains     (Losses)      Gains       Gains      (Losses)       Gains
----------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net security gains included in:
      Residential mortgage banking
        related revenue ..........................     $    --     $    --     $    --     $     8      $    --      $     8
      Security gains, net ........................          23          --          23          44           (6)          38
                                                       -------     -------     -------     -------      -------      -------
                                                       $    23     $    --     $    23     $    52      $    (6)     $    46
                                                       =======     =======     =======     =======      =======      =======

HUSI maintains various securities portfolios as part of its overall liquidity, balance sheet diversification and risk management strategy. During the first quarter of 2005, approximately $12 million of gains were realized on securities sold to address interest rate sensitivity and balance sheet diversification needs, as compared with gains of $30 million for the same 2004 period. Also in the first quarter of 2005, HUSI realized $10 million of gains on Latin American securities, which were sold in order to reduce its foreign credit risk, as compared with $16 million for the first quarter of 2004.

Operating Expenses
------------------

The following table presents the components of operating expenses.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Increase (Decrease)
                                                                                                    ------------------------
Three months ended March 31                                            2005            2004          Amount                %
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Salaries and employee benefits ............................         $   266         $   252         $    14                6
Occupancy expense, net ....................................              42              40               2                5
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ...........              48              39               9               23
      Fees paid to HSBC Finance Corporation for loan
        servicing and other administrative support ........             106               4             102            2,550
      Other fees, primarily treasury and traded
        markets services ..................................              64              43              21               49
                                                                    -------         -------         -------          -------
                                                                        218              86             132              153
                                                                    -------         -------         -------          -------
Other expenses:
      Equipment and software ..............................              24              29              (5)             (17)
      Marketing ...........................................              14              11               3               27
      Outside services ....................................              26              24               2                8
      Professional fees ...................................              14               8               6               75
      Telecommunications ..................................               5               4               1               25
      Postage, printing and office supplies ...............               6               6              --               --
      Insurance business ..................................               6               3               3              100
      Other ...............................................              33              25               8               32
                                                                    -------         -------         -------          -------
      Total other expenses ................................             128             110              18               16
                                                                    -------         -------         -------          -------
Total operating expenses ..................................         $   654         $   488         $   166               34
                                                                    =======         =======         =======          =======
Personnel - average number ................................          10,830          12,018          (1,188)             (10)

All increases and decreases referred to below for the first quarter of 2005 represent comparisons with the same 2004 periods.

      Overview

Total operating expenses increased $166 million (34%) in the first quarter of 2005. Increases in various HSBC affiliate charges and in salaries and employee benefits were the primary drivers of increased expenses.

      Salaries and Employee Benefits

Salaries and employee benefits increased approximately 6% in the first quarter of 2005. Increased payroll taxes and fringe benefit expenses were partially offset by the impact on salaries of a decrease in the average number of personnel employed and by decreased incentive compensation expenses.

During 2004, HUSI transferred its brokerage subsidiary and most of its branch operations in Panama to HSBC affiliates, resulting in decreased salaries and related expenses, which were offset by business unit expansions in regional banking, residential mortgage banking, and treasury and traded markets businesses.

      Support Services From HSBC Affiliates

Fees are charged by various related HSBC affiliate entities for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. Additional details regarding HSBC affiliate charges are presented in Note 9 of the consolidated financial statements beginning on page 12 of this Form 10-Q.

The overall increases in HSBC affiliate charges are due primarily to the following activity:

o fees charged by HTSU for technology services expenses increased in the first quarter of 2005, as HUSI continued to upgrade its automated technology environment;
o fees charged by HSBC Finance Corporation for loan origination and servicing expenses have increased significantly due to increased services related to various loan portfolios and other loan balances acquired from HSBC Finance Corporation, and from their correspondents, in 2004. Fees charged by HSBC Finance Corporation for various administrative services have also increased as a result of specific initiatives to centralize administrative functions; and
o increased fees charged by HSBC Markets and other HSBC affiliates for treasury and traded markets services provided to HUSI's CIBM business segment.

BUSINESS SEGMENTS
--------------------------------------------------------------------------------

Business segments are managed consistently with the line of business groupings used by HSBC. The segments are based upon customer groupings, products and services offered.

The Personal Financial Services (PFS), Commercial Banking (CMB), Corporate, Investment Banking and Markets (CIBM), Private Banking (PB) and Other segments are described on pages 5-6 of HUSI's 2004 Form 10-K. Effective for the first quarter of 2005, the table below reflects a new business segment, Consumer Finance (CF), which was reported as a component of PFS in prior periods. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to various consumer loans and retained interests in securitized receivable trusts purchased from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs, begun in 2003.

The net interest income component in the following table reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology. The corporate transfer pricing methodology was revised in the first quarter of 2005 resulting in additional internal charges to the residential mortgage banking business, included in PFS, from CIBM. Net interest income for the first quarter of 2004 has been adjusted in the table to facilitate an accurate comparison. As a result, net interest income for CIBM and PFS have been increased and decreased, respectively, by approximately $39 million for the quarter ended March 31, 2004.

The following table summarizes the results for each segment.

------------------------------------------------------------------------------------------------------------------------
Three months ended
  March 31                              PFS          CF          CMB         CIBM           PB        Other        Total
------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)
2005
  Net interest income (1) .....     $   300     $   130      $   154      $   154      $    40      $    (3)     $   775
  Other revenues ..............         128          80           38          167           58            7          478
                                    -------     -------      -------      -------      -------      -------      -------
  Total revenues ..............         428         210          192          321           98            4        1,253
  Operating expenses (2) ......         251         107           98          134           64           --          654
                                    -------     -------      -------      -------      -------      -------      -------
  Working contribution ........         177         103           94          187           34            4          599
  Provision for credit losses (3)        22         109           (5)         (18)          (1)          --          107
                                    -------     -------      -------      -------      -------      -------      -------
  Income before income
    tax expense ...............     $   155     $    (6)     $    99      $   205      $    35      $     4      $   492
                                    =======     =======      =======      =======      =======      =======      =======

  Average assets ..............     $50,752     $18,282      $14,920      $53,101      $ 4,720      $   309      $142,084

  Average liabilities/
    equity (4) ................      43,733         533       16,176       72,243        9,399           --      142,084

  Goodwill at March 31 (5) ....       1,169          --          468          631          428           --        2,696

2004
  Net interest income (1) .....     $   268     $    37      $   142      $   179      $    31      $    (3)     $   654
  Other revenues ..............          63          --           37          166           61            7          334
                                    -------     -------      -------      -------      -------      -------      -------
  Total revenues ..............         331          37          179          345           92            4          988
  Operating expenses (2) ......         230           2           86          108           62           --          488
                                    -------     -------      -------      -------      -------      -------      -------
  Working contribution ........         101          35           93          237           30            4          500
  Provision for credit
    losses (3) ................          17           2           (9)         (34)          (2)          --          (26)
                                    -------     -------      -------      -------      -------      -------      -------
  Income before income
    tax expense ...............     $    84     $    33      $   102      $   271      $    32      $     4      $   526
                                    =======     =======      =======      =======      =======      =======      =======

  Average assets ..............     $33,082     $ 2,795      $13,069      $46,779      $ 3,614      $   297      $99,636

  Average liabilities/
    equity (4) ................      31,623          (1)      12,656       46,011        9,347           --       99,636

  Goodwill at March 31 (5) ....       1,223          --          495          631          428           --        2,777

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

(5) The reduction in goodwill from March 31, 2004 to March 31, 2005 resulted from the sale or transfer of certain domestic and foreign operations during 2004.

All increases and decreases referred to below for the first quarter 2005 represent comparisons with the same 2004 period.

The term "interest rate spread", as used in the following commentary, refers to either:

o the percentage difference between the interest rate earned on earning assets, net of amortized premiums and loan fees, and the cost of funds utilized to fund those assets, as calculated using corporate transfer pricing methodology; or

o the percentage difference between the interest rate paid on deposits specifically assigned to a business segment and the associated value of funds as calculated using corporate transfer pricing methodology.

      Personal Financial Services (PFS)

Net interest income increased $32 million (12%) in the first quarter of 2005, due primarily to:

o significant growth in average balances for residential mortgage and other consumer loan portfolios; and

o     a more favorable net interest rate spread on deposits.

Other revenues increased $65 million (103%) in the first quarter of 2005, due primarily to the following:

o non-interest residential mortgage banking revenue increased $47 million in the quarter. See commentary regarding residential mortgage banking revenue beginning on page 24 of this Form 10-Q; and

o effective in October 2004, HBUS is the originating lender for HSBC Finance Corporation's Taxpayer Financial Services program. Gains recognized for tax refund anticipation loans sold to HSBC Finance Corporation were approximately $17 million in the first quarter of 2005.

Operating expenses increased $21 million in the first quarter of 2005, due primarily to:

o increased direct expenses associated with expanded residential mortgage banking, other consumer lending and retail banking operations; and

o increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment.

      Consumer Finance (CF)

Net interest income increased $93 million (251%) in the first quarter of 2005, due primarily to average loan growth associated with loans and receivables acquired in 2004 from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Refer to the Executive Overview on page 17 of this Form 10-Q for further discussion.

Other revenues increased $80 million in the first quarter of 2005, due primarily to:

o additional credit card and other fees from loans and receivables acquired from HSBC Finance Corporation; and

o securitization revenue from residual interests in securitized credit card receivables acquired from HSBC Finance Corporation in December 2004.

Operating expenses increased $105 million in the first quarter of 2005, due primarily to increased fees paid to HSBC Finance Corporation for loan origination and servicing.

The provision for credit losses increased $107 million, which resulted from the private label loan portfolio acquired from HSBC Finance Corporation in December 2004. Refer to commentary regarding credit quality beginning on page 31 of this Form 10-Q.

As previously discussed, new domestic private label credit card receivable originations are purchased from HSBC Finance Corporation on a daily basis. In the second half of 2005, the required minimum monthly payment amounts for these accounts will be revised, in accordance with Federal Financial Institutions Examination Council guidance. Changes to the minimum monthly payment amounts will likely reduce the premiums associated with the daily purchases of receivables, beginning in 2006. The magnitude of the impact is currently being assessed and will depend on the actual payment patterns of customers after the change and other factors that are difficult to predict or quantify.

      Commercial Banking (CMB)

Net interest income and operating expenses increased $12 million (8%) and $12 million (14%) respectively, in the first quarter of 2005. These increases resulted from planned expansion of various small business, middle-market and real estate commercial lending programs. CMB also benefited from more favorable interest rate spreads on deposits during the quarter. Increased expenses also resulted from increased fees paid to HTSU for technology services as HUSI has continued to upgrade its technology environment.

      Corporate, Investment Banking and Markets (CIBM)

Net interest income decreased $25 million (14%) in the first quarter of 2005. Recent increases in short-term interest rates, which have favorably impacted interest rate spreads for deposit generating businesses such as PFS and CMB, had an adverse impact on CIBM funding costs in the first quarter of 2005.

Increased trading revenues and other fee-based income were offset by reduced gains on sale of securities, resulting in a nominal net change in other revenues.

Operating expenses increased $26 million (24%) in the first quarter of 2005, due to:

o increased direct expenses associated with expanded operations in foreign exchange, risk management products, and transaction banking business;

o increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business;

o increased fees paid to HTSU for technology services, as CIBM required additional information technology resources to support system conversions and business expansion; and

o partially offsetting the above increases was a decrease in compensation expense resulting from a change in the amortization period utilized for share-based compensation.

The provision for credit losses increased $16 million in the first quarter of 2005. The net provision credit of $34 million for the first quarter of 2004 reflected a period of unusually low loan charge offs and relatively high recoveries of amounts previously charged off. The net provision credit of $18 million for the first quarter of 2005 resulted from continuation of relatively low charge offs, and a specific $17 million recovery of a loan previously charged off.

      Private Banking (PB)

Net interest income increased $9 million (29%) in the first quarter of 2005. Average earning assets associated with this segment, primarily domestic earning assets, increased approximately 38% for the quarter. Nominal increases in operating expenses and provision for credit losses were also noted for the quarter. Additional priority and resources have been allocated to this segment to expand services provided to high net worth domestic and foreign individuals.

During the first quarter of 2005, HUSI recognized a nominal gain on the sale of a portion of its personal trust business which was recorded in other revenues. During the first quarter of 2004, HUSI realized higher revenue from a foreign equity investment, recorded in other revenues, as compared with the first quarter of 2005.

CREDIT QUALITY
--------------------------------------------------------------------------------

HUSI's policies and critical estimates associated with its allowance for credit losses are summarized on pages 15, 37-38 and 77-78 of HUSI's 2004 Form 10-K. There have been no material revisions to policies or methodologies in the first quarter of 2005.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.


------------------------------------------------------------------------------------------------------------------------------------
                                                               March 31,    December 31,   September 30,    June 30,     March 31,
Quarter ended                                                       2005            2004            2004        2004          2004
------------------------------------------------------------------------------------------------------------------------------------
(in millions)
Balance at beginning of quarter ...........................     $    788        $    340        $    347    $    357      $    399
Allowance related to acquisitions and
  (dispositions), net .....................................           --             505             (11)         --            (9)

      Charge offs:
         Commercial .......................................            6              22              18          11             3
         Consumer:
            Residential mortgages .........................            4               5               2           3             6
            Credit card receivables .......................          159              17              17          16            15
            Other consumer loans ..........................           30               6               6           5             5
                                                                --------        --------        --------    --------      --------
            Total consumer loans ..........................          193              28              25          24            26
                                                                --------        --------        --------    --------      --------
         Total charge offs ................................          199              50              43          35            29
                                                                --------        --------        --------    --------      --------

      Recoveries on loans charged off:
         Commercial .......................................           23              12              16          14            18
         Consumer:
            Residential mortgages .........................           --               1              --           1            --
            Credit card receivables .......................           44               2               2           2             2
            Other consumer loans ..........................           10               2               2           2             2
                                                                --------        --------        --------    --------      --------
            Total consumer loans ..........................           54               5               4           5             4
                                                                --------        --------        --------    --------      --------
          Total recoveries ................................           77              17              20          19            22
                                                                --------        --------        --------    --------      --------

      Total net charge offs ...............................          122              33              23          16             7
                                                                --------        --------        --------    --------      --------

      Provision charged (credited) to income ..............          107             (24)             27           6           (26)
                                                                --------        --------        --------    --------      --------

      Balance at end of quarter ...........................     $    773        $    788        $    340    $    347      $    357
                                                                ========        ========        ========    ========      ========

      Allowance ratios:
         Annualized net charge offs to average
           loans ..........................................          .58%            .19%            .14%        .11%          .06%
         Quarter-end allowance to:
            Quarter-end total loans .......................          .90%            .93%            .51%        .56%          .68%
            Quarter-end total nonaccruing loans ...........       318.11%         298.48%         117.24%     116.05%       108.51%

The following table provides a summary of credit quality statistics.

---------------------------------------------------------------------------------------------------------------------------------
                                                                March 31,   December 31,  September 30,     June 30,    March 31,
                                                                     2005           2004           2004         2004         2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Nonaccruing loans
Balance at end of period:
         Domestic:
            Construction and other real estate ..............     $    28        $    33        $    24      $    32      $    30
            Other commercial ................................          87            103            136          153          200
                                                                  -------        -------        -------      -------      -------
            Total commercial ................................         115            136            160          185          230
                                                                  -------        -------        -------      -------      -------
            Residential mortgages ...........................         116            113             94           77           66
            Credit card receivables .........................          --             --             19           20           20
            Other consumer loans ............................          --              1              1            2            2
                                                                  -------        -------        -------      -------      -------
            Total consumer loans ............................         116            114            114           99           88
                                                                  -------        -------        -------      -------      -------
         Total domestic .....................................         231            250            274          284          318
                                                                  -------        -------        -------      -------      -------
         International ......................................          12             14             16           15           11
                                                                  -------        -------        -------      -------      -------
      Total nonaccruing loans ...............................     $   243        $   264        $   290      $   299      $   329
                                                                  =======        =======        =======      =======      =======

      As a percent of loans:
         Domestic:
            Construction and other real estate ..............         .33%           .40%           .30%         .42%         .41%
            Other commercial ................................         .72            .87           1.37         1.71         2.33
                                                                  -------        -------        -------      -------      -------
            Total commercial ................................         .56            .68            .90         1.11         1.44
                                                                  -------        -------        -------      -------      -------
            Residential mortgages ...........................         .24            .24            .22          .20          .22
            Credit card receivables .........................          --             --           1.69         1.83         1.90
            Other consumer loans ............................          --            .03            .05          .10          .11
                                                                  -------        -------        -------      -------      -------
            Total consumer loans ............................         .18            .18            .25          .24          .27
                                                                  -------        -------        -------      -------      -------
         Total domestic .....................................         .28            .30            .43          .48          .65
         International ......................................         .41            .49            .53          .44          .31
                                                                  -------        -------        -------      -------      -------
      Total .................................................         .28%           .31%           .43%         .48%         .63%
                                                                  =======        =======        =======      =======      =======

Interest income on nonaccruing loans
  (quarterly total):
      Amount which would have been recorded
        had the associated loans been current in
        accordance with their original terms ................     $     5        $     6        $     5      $     5      $     7
      Amount actually recorded ..............................           3              5              5            4            3

Accruing loans contractually past due 90 days
  or more as to principal or interest:
      Total commercial ......................................     $    13        $    13        $    15      $     6      $    12
                                                                  -------        -------        -------      -------      -------
      Residential mortgages .................................           1              1              2            1            1
      Credit card receivables ...............................         210            223              3            2           --
      Other consumer loans ..................................          15             22             16           13           10
                                                                  -------        -------        -------      -------      -------
         Total consumer loans ...............................         226            246             21           16           11
      Total accruing loans contractually past due
       90 days or more ......................................     $   239        $   259        $    36      $    22      $    23
                                                                  =======        =======        =======      =======      =======

Criticized assets (balance at end of period):
      Special mention .......................................     $   728        $   784        $   734      $   673      $   707
      Substandard ...........................................         535            590            383          532          632
      Doubtful ..............................................          34             46             67           66           87
                                                                  -------        -------        -------      -------      -------
      Total .................................................     $ 1,297        $ 1,420        $ 1,184      $ 1,271      $ 1,426
                                                                  =======        =======        =======      =======      =======

Impaired loans:
      Balance at end of period ..............................     $   119        $   236        $   252      $   281      $   314
      Amount with impairment reserve ........................          96            210            233          263          296
      Impairment reserve ....................................          21             18             38           38           61

Other real estate and owned assets:
      Balance at end of period ..............................     $    20        $    15        $    14      $    17      $    16
      Ratio of total nonaccruing loans, other real
        estate and owned assets to total assets .............         .19%           .20%           .25%         .28%         .34%

      Overview

The allowance for credit losses decreased $15 million during the first quarter of 2005. The provision for credit losses of $107 million was more than offset by total net charge offs of $122 million during the quarter.

The allowance for credit losses increased $416 million from March 31, 2004 to March 31, 2005, primarily due to the addition of reserves associated with the acquisition of approximately $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation in December of 2004.

      Commercial Loan Credit Quality

The allowance for credit losses associated with commercial loan portfolios decreased $9 million during the first quarter of 2005. Net recoveries of $17 million during the quarter were more than offset by a $26 million credit in the provision for loan losses associated with commercial loans.

General improvement of commercial loan credit quality continued during the first quarter, as evidenced by decreased nonaccruing loan balances, decreased criticized asset balances, decreased impaired loans balances, a relatively low level of charge offs, and a relatively high level of recoveries of balances previously charged off.

HUSI expects that a more normalized commercial credit environment for the remainder of 2005 will result in lower recoveries and higher provision expense. Although overall commercial credit quality is expected to remain stable and well controlled, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

      Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables decreased $7 million during the first quarter of 2005. Net charge offs of $115 million were substantially offset by provision expense for the quarter of $108 million. This activity is a direct result of the $12 billion private label loan portfolio acquired from HSBC Finance Corporation in December of 2004, which primarily consisted of credit card receivables. The acquired portfolio is considered to be prime credit quality, with historical credit losses ranging from 5%-6% over the past few years.

The following table provides credit quality data for credit card receivables. The March 31, 2004 data pertains to HUSI's credit card portfolio held prior to acquisition of the private label portfolio.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,    December 31,     March 31,
                                                                                            2005            2004          2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Accruing balances contractually past due 90 days or more:
      Balance at end of quarter ...................................................      $   210         $   223       $    --
      As a percent of total credit card receivables ...............................         1.74%           1.85%          --%

Allowance for credit losses associated with credit card receivables:
      Balance at end of quarter ...................................................      $   541         $   548       $    46
      As a percent of total credit card receivables ...............................         4.51%           4.54%         4.37%

Net charge offs of credit card receivables:
      Total for the quarter ended .................................................      $   115         $    15       $    13
      As a percent of average credit card receivables for the quarter .............          .95%           1.01%         1.15%

Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency.

      Other Consumer Loan Credit Quality

The allowance for credit losses associated with residential mortgage and other consumer loans was unchanged for the first quarter of 2005, as net charge offs of $24 million were offset by the same amount of provision expense. Net charge offs and the provision for credit losses increased $15 million and $11 million respectively, as compared with the prior quarter, due to activity associated with loans acquired from HSBC Finance Corporation during 2004.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
--------------------------------------------------------------------------------

HUSI is party to various derivative financial instruments as an end user, as an international dealer in derivative instruments, and for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. Additional information regarding the use of various derivative instruments is included on pages 79-80 and pages 107-109 of HUSI's 2004 Form 10-K.

      Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                            2005            2004
--------------------------------------------------------------------------------
                                                            (in millions)
Interest rate:
      Futures and forwards .....................      $   74,626      $   79,830
      Swaps ....................................       1,361,052       1,219,657
      Options written ..........................         131,469         105,582
      Options purchased ........................         153,886          90,635
                                                      ----------      ----------
                                                       1,721,033       1,495,704
                                                      ----------      ----------
Foreign exchange:
      Swaps, futures and forwards ..............         268,420         234,424
      Options written ..........................          33,053          42,719
      Options purchased ........................          34,254          43,200
      Spot .....................................          38,836          21,927
                                                      ----------      ----------
                                                         374,563         342,270
                                                      ----------      ----------
Commodities, equities and precious metals:
      Swaps, futures and forwards ..............          50,932          40,876
      Options written ..........................          11,814          10,648
      Options purchased ........................          13,193          11,729
      Credit derivatives .......................         187,372         135,937
                                                      ----------      ----------
                                                         263,311         199,190
                                                      ----------      ----------
Total ..........................................      $2,358,907      $2,037,164
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

The following table presents credit risk exposure and net fair value associated with derivative contracts. Total fair value of derivative receivables reflects revaluation gains from the marking to market of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place. The net fair value of all derivative contracts represents the total fair value previously described, less the net liability balance representing revaluation losses from the marking to market of derivative contracts held for trading purposes.

-----------------------------------------------------------------------------------------------------------
                                                                               March 31,      December 31,
                                                                                    2005              2004
-----------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Credit risk exposure associated with derivative contracts:
      Total fair value of derivative receivables ......................       $    8,246        $    9,607
      Collateral held against exposure ................................           (3,366)           (4,091)
                                                                              ----------        ----------
Net credit risk exposure ..............................................       $    4,880        $    5,516
                                                                              ==========        ==========

Net fair value of all derivative contracts ............................       $     (476)       $     (249)
                                                                              ==========        ==========

OFF-BALANCE SHEET ARRANGEMENTS
--------------------------------------------------------------------------------

The following table provides maturity information related to off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 43-44 of HUSI's 2004 Form 10-K.

-------------------------------------------------------------------------------------------------------------------------
                                                                      One       Over One           Over
                                                                     Year        Through           Five
March 31, 2005                                                    or Less     Five Years          Years          Total
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Standby letters of credit, net of participations .........      $   3,521      $   1,857      $     155      $   5,533(1)
Commercial letters of credit .............................            881             27             --            908
Loan sales with recourse .................................             --              1              9             10(2)
Credit derivative contracts ..............................          1,844         88,530         10,866        101,240(3)
Commitments to extend credit:
      Commercial .........................................         21,558         18,219          2,532         42,309
      Consumer ...........................................          5,962             --             --          5,962
Commitments to deliver mortgage backed securities ........          2,832             --             --          2,832
Securities lending indemnifications ......................          5,101             --             --          5,101
                                                                ---------      ---------      ---------      ---------
Total ....................................................      $  41,699      $ 108,634      $  13,562      $ 163,895
                                                                =========      =========      =========      =========

(1)   Includes $398 million issued for the benefit of related parties.

(2)   $8 million of this amount is indemnified by third parties.

(3)   Includes $12,546 million issued for the benefit of related parties.

      Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the "stand ready obligation to perform" under these guarantees, amounting to $18 million and $15 million at March 31, 2005 and December 31, 2004 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $22 million and $28 million at March 31, 2005 and December 31, 2004 respectively.

      Securities Lending Indemnifications

HUSI may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers are indemnified against the risk of loss, and collateral is obtained from the borrower with a market value exceeding the value of the loaned securities. At March 31, 2005, the fair value of that collateral was approximately $5,206 million.

VARIABLE INTEREST ENTITIES (VIEs)
--------------------------------------------------------------------------------

The following table provides information for unconsolidated VIEs at March 31, 2005. Descriptions of these VIE relationships are included in pages 111-112 of HUSI's 2004 Form 10-K.

--------------------------------------------------------------------------------
                                                                         Maximum
                                                             Total      Exposure
March 31, 2005                                              Assets       to Loss
--------------------------------------------------------------------------------
                                                              (in millions)
Asset backed commercial paper conduits .............     $   6,869     $   5,339
Securitization vehicles ............................         1,034           551
Investment funds ...................................         3,908           109
Capital funding vehicles ...........................         1,115            32
Low income housing tax credits .....................           986           134
                                                         ---------     ---------
Total ..............................................     $  13,912     $   6,165
                                                         =========     =========

      Asset Backed Commercial Paper Conduits

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer their own receivables into the financing entity, has no ownership interest, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.3 billion at March 31, 2005. These facilities are excluded from the table summarizing HUSI's involvement in VIEs.

CAPITAL
--------------------------------------------------------------------------------

The following table presents the capital ratios of HUSI and HBUS calculated in accordance with banking regulations. To be categorized as "well-capitalized" under the Federal Reserve Board and Federal Deposit Insurance Corporation guidelines, a banking institution must have the minimum ratios reflected in the table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

-----------------------------------------------------------------------------------------------------------------
                                                             "Well-Capitalized"      March 31,       December 31,
                                                                  Minimum               2005             2004
-----------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
      HUSI ...............................................         10.00%              12.47%           12.53%
      HBUS ...............................................         10.00               12.51            12.46
Tier 1 capital (to risk weighted assets)
      HUSI ...............................................          6.00                8.37             8.34
      HBUS ...............................................          6.00                8.72             8.66
Tier 1 capital (to average assets)
      HUSI ...............................................          3.00                6.48             7.20
      HBUS ...............................................          5.00                6.78             7.51
Tangible common equity (to risk weighted assets)
      HUSI ...............................................                              7.11             7.07
      HBUS ...............................................                              8.75             8.69

RISK MANAGEMENT
--------------------------------------------------------------------------------

Overview

Some degree of risk is inherent in virtually all of HUSI's activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI's businesses, it is addressed as a separate functional discipline. During the first three months of 2005, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI's approach to address liquidity risk is summarized on pages 49-50 of HUSI's 2004 Form 10-K.

HUSI's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. Long-term credit ratings are unchanged from December 31, 2004.

HUSI periodically issues capital instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. In April 2005, HUSI issued 20,700,000 floating rate non-cumulative preferred shares. Total proceeds of this issuance, net of transaction fees, were approximately $500 million.

Commentary regarding growth and composition of the consolidated balance sheet is provided on pages 17-18 of this Form 10-Q.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI's assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 51-56 of HUSI's 2004 Form 10-K. During the first quarter of 2005, there were no significant changes in policies or approach for managing interest rate risk.

      Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2005.

-------------------------------------------------------------------------------------------------------------------
                                                                                                    March 31, 2005
                                                                                                            Values
-------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Institutional PVBP movement limit ................................................................   +/-    $  6.5
PVBP position at period end ......................................................................            (3.4)

     Capital at Risk

Capital at risk is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. The projected changes in valuation are reflected on an after tax basis. The following table reflects the capital at risk position at March 31, 2005.

-------------------------------------------------------------------------------------------------------------------
                                                                                                     March 31, 2005
                                                                                                             Values
-------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit .....................................................     +/-      10%
Projected change in value resulting from a gradual 200 basis point increase in interest rates ....              (7)
Projected change in value resulting from a gradual 100 basis point decrease in interest rates ....              (2)

The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

      Dynamic Simulation Modeling

Various modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios which assume immediate market rate movements of 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       March 31, 2005 Values
                                                                                                      -----------------------
                                                                                                      Amount               %
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in millions)
Projected change in net interest income (reflects projected rate movements on April 1, 2005):
      Institutional base earnings movement limit .................................................                    -   10
      Change resulting from a gradual 200 basis point increase in the yield curve ................    $  (72)             (2)
      Change resulting from a gradual 200 basis point decrease in the yield curve ................       464              15

Other significant scenarios monitored (reflects projected rate movements on April 1, 2005):
      Change resulting from an immediate 100 basis point increase in the yield curve .............        (6)
      Change resulting from an immediate 100 basis point decrease in the yield curve .............        218
      Change resulting from an immediate 200 basis point increase in the yield curve .............       (120)
      Change resulting from an immediate 200 basis point decrease in the yield curve .............        431
      Change resulting from an immediate 75-100 basis point decrease in long-term rates and
        a decrease of 50 basis points in short-term rates ........................................       117
      Change resulting from an immediate 100 basis point increase in short-term rates ............       (97)

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

      Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders' equity. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2005, HUSI had an available for sale securities portfolio of approximately $16 billion with a net negative mark to market of $194 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $165 million to a net loss of $359 million with the following results on the tangible capital ratios.

--------------------------------------------------------------------------------------------------------------
                                                                                                    Proforma -
                                                                                                    Reflecting
                                                                                               25 Basis Points
March 31, 2005                                                                Actual         Increase in Rates
--------------------------------------------------------------------------------------------------------------
Tangible common equity to tangible assets .................................     5.51%                     5.44%
Tangible common equity to risk weighted assets ............................     7.11                      7.02

      Value at Risk (VAR)

VAR analysis is also used to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest risk. The approach toward using VAR to measure interest rate risk is summarized on pages 53-54 of HUSI's 2004 Form 10-K.

Trading Activities

Trading portfolios reside primarily in the CIBM and residential mortgage banking areas and include foreign exchange, derivatives, precious metals (gold, silver, platinum), commodities, equities and money market instruments. The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. Loss review refers to the maximum amount of loss that may be incurred before senior management intervention is required.

      Trading Activities - Treasury

      Value at Risk

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a 10 day holding period.

--------------------------------------------------------------------------------------------------------
                                                     Three Months Ended March 31, 2005
                                       March 31,    -----------------------------------     December 31,
                                            2005      Minimum      Maximum      Average             2004
--------------------------------------------------------------------------------------------------------
                                                               (in millions)
Total trading .....................     $     44     $     16     $     51     $     31         $     41
Commodities .......................            3            1           10            3               11
Credit derivatives ................           23            5           29           11                9
Equities ..........................           --           --            3            1                1
Foreign exchange ..................            6            1           13            5                1
Interest rate .....................           36           17           48           25               27

      Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the first three months of 2005 shows that the largest daily gain was $13 million and the largest daily loss was $2 million.

--------------------------------------------------------------------------------------------------------
Three months ended March 31, 2005
--------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities
                                                     $(2) to      $0 to       $2 to      $4 to      Over
(in millions)                                             $0         $2          $4         $6        $6
Number of trading days market risk-related
  revenue was within the stated range ............        10         27          14          6         4

      Trading Activities - Mortgage Banking

HUSI's MSRs hedging program is constantly monitored to ensure that the program in place supports anticipated business growth while at the same time limiting volatility in the mortgage banking results. The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

     Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

------------------------------------------------------------------------------------------------------------------------
                                                                                                   March 31, 2005 Values
                                                                                                  ----------------------
                                                                                                   Amount              %
------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1, 2005):
      Value of hedged MSRs portfolio .........................................................    $  320
      Change resulting from an immediate 50 basis point decrease in the yield curve:
         Change limit (no worse than) ........................................................                     -   4
         Calculated change in net market value ...............................................        (3)          -   1
      Change resulting from an immediate 50 basis point increase in the yield curve:
         Change limit (no worse than) ........................................................                     -   2
         Calculated change in net market value ...............................................         4           +   1
      Change resulting from an immediate 100 basis point increase in the yield curve:
         Change limit (no worse than) ........................................................                     -   3
         Calculated change in net market value ...............................................         8           +   2

      Hedge Volatility

The following tables summarize the frequency distribution of the weekly economic value of the MSR asset, net of changes in the market value of the related hedge positions.

-------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2005
-------------------------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
  from market risk-related activities
                                                            Below      $(4) to     $(2) to         $0 to       Over
(in millions)                                                $(4)         $(2)          $0            $2         $2
Number of trading weeks market risk-related
  revenue was within the stated range .......................   1            2           1             6          2

Item 3. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Interest Rate Risk Management" and "Trading Activities", beginning on page 37 of this Form 10-Q.

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

Disclosure Controls

With the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of HUSI's disclosure controls and procedures was evaluated as of the end of the period covered by this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed by HUSI in the reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

Internal Controls

There have not been any changes in HUSI's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, HUSI's internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

As an SEC registrant of public debt and preferred shares HUSI is required to comply with the Sarbanes-Oxley Act of 2002 (the Act). Section 404 of the Act (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. As a subsidiary of a foreign registrant, HUSI is required to comply with Section 404 of the Act for the fiscal year ending December 31, 2006.

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

      Item 1 - Legal Proceedings

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

      Item 5 - Other Information

            As approved by the Audit and Examining Committee of the Board of Directors, HUSI has engaged KPMG to perform certain non-audit services during 2005, including tax compliance and consultation services, litigation support services and general accounting consultation services.

      Item 6 - Exhibits

            3(i) Registrant's Restated Certificate of Incorporation and Amendments thereto, effective March 30, 2005.

             (ii) Registrant's By-Laws, as Amended and Restated, effective April 21, 2005.

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

                                                 HSBC USA Inc.
                                                 -------------
                                                 (Registrant)


Date: May 16, 2005                               /s/ Joseph R. Simpson
                                                 -------------------------------
                                                 Joseph R. Simpson
                                                 Chief Accounting Officer
                                                 (On behalf of Registrant)