Form 10-Q
period 2005-06-30
HSBC USA INC /MD/
filed 2005-08-01
CIK 83246

CONFORMED
================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005 or

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

              Yes |_|                                       No |X|

At July 31, 2005, all voting stock (706 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA Inc.
                                    Form 10-Q

TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                           Page
                                                                          ------
Item 1.  Consolidated Financial Statements
              Statement of Income ......................................     3
              Balance Sheet ............................................     4
              Statement of Changes in Shareholders' Equity .............     5
              Statement of Cash Flows ..................................     6
              Notes to Consolidated Financial Statements ...............     7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (MD&A)
              Average Balances and Interest Rates ......................    17
              Forward-Looking Statements ...............................    19
              Executive Overview .......................................    19
              Basis of Reporting .......................................    22
              Results of Operations ....................................    22
              Business Segments ........................................    33
              Credit Quality ...........................................    39
              Derivative Instruments and Hedging Activities ............    42
              Off-Balance Sheet Arrangements ...........................    44
              Variable Interest Entities (VIEs) ........................    44
              Capital ..................................................    45
              Risk Management ..........................................    45

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    50

Item 4.  Controls and Procedures........................................    50

Part II  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5.  Other Information .............................................    51

Item 6.  Exhibits ......................................................    51

Signature ..............................................................    52

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

                                                          Three months ended June 30,    Six months ended June 30,
                                                                  2005           2004           2005          2004
------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Interest income:
   Loans ..............................................   $      1,136   $        669    $     2,185   $     1,282
   Securities .........................................            215            215            425           430
   Trading assets .....................................             60             38            119            71
   Short-term investments .............................             70             18            119            36
   Other ..............................................              9              4             15             8
                                                          ------------   ------------    -----------   -----------
Total interest income .................................          1,490            944          2,863         1,827
                                                          ------------   ------------    -----------   -----------
Interest expense:
   Deposits ...........................................            396            158            723           318
   Short-term borrowings ..............................             67             34            119            52
   Long-term debt .....................................            242             63            461           114
                                                          ------------   ------------    -----------   -----------
Total interest expense ................................            705            255          1,303           484
                                                          ------------   ------------    -----------   -----------
Net interest income ...................................            785            689          1,560         1,343
Provision (credit) for credit losses ..................            170              6            277           (20)
                                                          ------------   ------------    -----------   -----------
Net interest income after provision (credit) for
   credit losses ......................................            615            683          1,283         1,363
                                                          ------------   ------------    -----------   -----------
Other revenues:
   Trust income .......................................             22             24             45            48
   Service charges ....................................             53             53            105           104
   Other fees and commissions .........................            144            122            289           230
   Securitization revenue .............................             25             --             69            --
   Other income .......................................             83             35            155            82
   Residential mortgage banking revenue (expense) .....            (13)           (17)            10           (41)
   Trading revenues ...................................             35             78            131           168
   Security gains, net ................................             64              3             87            41
                                                          ------------   ------------    -----------   -----------
Total other revenues ..................................            413            298            891           632
                                                          ------------   ------------    -----------   -----------
Operating expenses:
   Salaries and employee benefits .....................            254            242            520           494
   Occupancy expense, net .............................             43             42             85            82
   Support services from HSBC affiliates ..............            218            106            436           192
   Other expenses .....................................            169            130            297           240
                                                          ------------   ------------    -----------   -----------
Total operating expenses ..............................            684            520          1,338         1,008
                                                          ------------   ------------    -----------   -----------
Income before income tax expense ......................            344            461            836           987
Income tax expense ....................................            131            130            307           337
                                                          ------------   ------------    -----------   -----------
Net income ............................................   $        213   $        331    $       529   $       650
                                                          ============   ============    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

                                                                                 June 30,     December 31,
                                                                                     2005             2004
----------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Assets
Cash and due from banks .................................................    $      3,098    $       2,682
Interest bearing deposits with banks ....................................           2,853            2,776
Federal funds sold and securities purchased under resale agreements .....           3,886            3,126
Trading assets ..........................................................          18,848           19,815
Securities available for sale ...........................................          15,705           14,655
Securities held to maturity (fair value $3,601 and $4,042) ..............           3,408            3,881
Loans ...................................................................          87,847           84,947
Less - allowance for credit losses ......................................             790              788
                                                                             ------------    -------------
   Loans, net ...........................................................          87,057           84,159
Properties and equipment, net ...........................................             539              594
Intangible assets, net ..................................................             334              352
Goodwill ................................................................           2,694            2,697
Other assets ............................................................           5,972            6,313
                                                                             ------------    -------------
Total assets ............................................................    $    144,394    $     141,050
                                                                             ============    =============
Liabilities
Deposits in domestic offices:
 Noninterest bearing ....................................................    $      8,960    $       7,639
 Interest bearing .......................................................          53,113           50,069
Deposits in foreign offices:
 Noninterest bearing ....................................................             423              248
 Interest bearing .......................................................          22,583           22,025
                                                                             ------------    -------------
   Total deposits .......................................................          85,079           79,981
                                                                             ------------    -------------
Trading account liabilities .............................................          11,020           12,120
Short-term borrowings ...................................................           8,220            9,874
Interest, taxes and other liabilities ...................................           4,548            4,370
Long-term debt ..........................................................          23,885           23,839
                                                                             ------------    -------------
Total liabilities .......................................................         132,752          130,184
                                                                             ------------    -------------
Shareholders' equity
Preferred stock .........................................................           1,017              500
Common shareholder's equity:
 Common stock ($5 par; 150,000,000 shares authorized;
                       706 shares issued) ...............................              --               --
 Capital surplus ........................................................           8,133            8,418
 Retained earnings ......................................................           2,429            1,917
 Accumulated other comprehensive income .................................              63               31
                                                                             ------------    -------------
   Total common shareholder's equity ....................................          10,625           10,366
                                                                             ------------    -------------
Total shareholders' equity ..............................................          11,642           10,866
                                                                             ------------    -------------
Total liabilities and shareholders' equity ..............................    $    144,394    $     141,050
                                                                             ============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               Six months ended June 30,
                                                                                     2005             2004
----------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Preferred stock
Balance, January 1 ......................................................    $        500    $         500
Preferred stock issuance ................................................             517               --
                                                                             ------------    -------------
Balance, June 30, .......................................................           1,017              500
                                                                             ------------    -------------

Common stock
Balance, January 1 and June 30, .........................................              --               --
                                                                             ------------    -------------

Capital surplus
Balance, January 1, .....................................................           8,418            6,027
Capital contribution from parent ........................................               7                8
Preferred stock issuance costs ..........................................             (13)              --
Employee benefit plans and other ........................................            (279)              (9)
                                                                             ------------    -------------
Balance, June 30, .......................................................           8,133            6,026
                                                                             ------------    -------------

Retained earnings
Balance, January 1, .....................................................           1,917              807
Net income ..............................................................             529              650
Cash dividends declared:
  Preferred stock .......................................................             (17)             (12)
                                                                             ------------    -------------
Balance, June 30, .......................................................           2,429            1,445
                                                                             ------------    -------------

Accumulated other comprehensive income (loss)
Balance, January 1, .....................................................              31              128
Net change in unrealized gains (losses) on securities ...................               6             (222)
Net change in unrealized gains (losses) on derivatives classified as
  cash flow hedges ......................................................              24              (58)
Net change in unrealized gains on interest only strip receivables .......               5               --
Foreign currency translation adjustments ................................              (3)              (4)
                                                                             ------------    -------------
Other comprehensive income (loss), net of tax ...........................              32             (284)
                                                                             ------------    -------------
Balance, June 30, .......................................................              63             (156)
                                                                             ------------    -------------
Total shareholders' equity, June 30, ....................................    $     11,642    $       7,815
                                                                             ============    =============

Comprehensive income
Net income ..............................................................    $        529    $         650
Other comprehensive income (loss)                                                      32             (284)
                                                                             ------------    -------------
Comprehensive income ....................................................    $        561    $         366
                                                                             ============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Six months ended June 30,
                                                                                     2005             2004
----------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Cash flows from operating activities
    Net income ..........................................................    $        529    $         650
    Adjustments to reconcile net income to net cash
    provided by (used in ) operating activities
       Depreciation, amortization and deferred taxes ....................             380               52
       Provision (credit) for credit losses .............................             277              (20)
       Net change in other accrual accounts .............................             264              (41)
       Net change in loans originated for sale ..........................            (804)            (297)
       Net change in trading assets and liabilities .....................              (5)             204
       Other, net .......................................................            (446)            (261)
                                                                             ------------    -------------
          Net cash provided by operating activities .....................             195              287
                                                                             ------------    -------------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ..................             (52)          (1,174)
    Net change in short-term investments ................................            (759)          (1,510)
    Net change in securities available for sale:
       Purchases of securities available for sale .......................          (4,992)          (5,919)
       Proceeds from sales of securities available for sale .............           2,360            2,916
       Proceeds from maturities of securities available for sale ........           2,056            3,445
    Net change in securities held to maturity:
       Purchases of securities held to maturity .........................            (370)            (727)
       Proceeds from maturities of securities held to maturity ..........             845            1,099
    Net change in loans:
       Net change in credit card receivables ............................           7,665              (17)
       Net change in other short-term loans .............................            (153)            (351)
       Net originations and maturities of long-term loans ...............          (1,253)         (12,266)
       Loans purchased from HSBC Finance Corporation ....................          (8,917)            (870)
       Sales of loans/other .............................................              29               92
    Net change in tax refund anticipation loans program:
       Originations of loans ............................................         (24,300)              --
       Sales of loans to HSBC Finance Corporation, including premium ....          24,318               --
    Expenditures for properties and equipment ...........................              37               (7)
    Net cash provided by (used in) acquisitions (disposals),
     net of cash acquired ...............................................             (90)              91
    Other, net ..........................................................            (397)            (484)
                                                                             ------------    -------------
          Net cash used in investing activities .........................          (3,973)         (15,682)
                                                                             ------------    -------------
Cash flows from financing activities
    Net change in deposits ..............................................           5,106           10,634
    Net change in short-term borrowings .................................          (1,655)           2,976
    Net change in long-term debt:
       Issuance of long-term debt .......................................             651            2,687
       Repayment of long-term debt ......................................            (412)            (329)
    Preferred stock issuance ............................................             517               --
    Capital contribution from parent ....................................               7                8
    Reduction of capital surplus ........................................             (13)              (9)
    Dividends paid ......................................................              (7)             (11)
                                                                             ------------    -------------
          Net cash provided by financing activities .....................           4,194           15,956
                                                                             ------------    -------------
Net change in cash and due from banks ...................................             416              561
Cash and due from banks at beginning of period ..........................           2,682            2,534
                                                                             ------------    -------------
Cash and due from banks at end of period ................................    $      3,098    $       3,095
                                                                             ============    =============

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Organization and Basis of Presentation
--------------------------------------------------------------------------------

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HNAH's other principal indirect subsidiaries include:

o     HSBC Finance Corporation, a consumer finance company;

o HSBC Markets (USA) Inc. (HSBC Markets), a holding company for investment banking and markets subsidiaries;

o HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services for HSBC affiliates; and

o     HSBC Bank Canada (HBCA), a Canadian banking subsidiary.

The accompanying unaudited consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments, considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI's Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2004 Form 10-K.

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

Note 2.  Securities
--------------------------------------------------------------------------------

At June 30, 2005 and December 31, 2004, HUSI held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of shareholders' equity.

The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

-------------------------------------------------------------------------------------------------------------------
                                                                                 Gross         Gross
                                                               Amortized    Unrealized    Unrealized           Fair
June 30, 2005                                                       Cost         Gains        Losses          Value
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Securities available for sale:
   U.S. Treasury ..........................................   $      396    $        9    $       --     $      405
   U.S. Government sponsored enterprises (1) ..............        9,159            44           (54)         9,149
   U.S. Government agency issued or guaranteed ............        3,563            34           (24)         3,573
   Obligations of U.S. states and political subdivisions ..           85            --            (3)            82
   Asset backed securities ................................        1,196             4            (1)         1,199
   Other domestic debt securities .........................          220             6            --            226
   Foreign debt securities ................................          999            19            (1)         1,017
   Equity securities ......................................           49             5            --             54
                                                              ----------    ----------    ----------     ----------
                                                              $   15,667    $      121    $      (83)    $   15,705
                                                              ==========    ==========    ==========     ==========

Securities held to maturity:
   U.S. Treasury ..........................................   $       83    $       --    $       --     $       83
   U.S. Government sponsored enterprises (1) ..............        2,302           128            (3)         2,427
   U.S. Government agency issued or guaranteed ............          380            30            --            410
   Obligations of U.S. states and political subdivisions ..          410            31            --            441
   Other domestic debt securities .........................          184             7            --            191
   Foreign debt securities ................................           49            --            --             49
                                                              ----------    ----------    ----------     ----------
                                                              $    3,408    $      196    $       (3)    $    3,601
                                                              ==========    ==========    ==========     ==========

-------------------------------------------------------------------------------------------------------------------
                                                                                 Gross         Gross
                                                               Amortized    Unrealized    Unrealized           Fair
December 31, 2004                                                   Cost         Gains        Losses          Value
-------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Securities available for sale:
   U.S. Treasury ..........................................   $      203    $       --    $       (3)    $      200
   U.S. Government sponsored enterprises (1) ..............        8,136            47           (90)         8,093
   U.S. Government agency issued or guaranteed ............        3,029            32           (29)         3,032
   Asset backed securities ................................        1,122             3            (1)         1,124
   Other domestic debt securities .........................          990             6            (2)           994
   Foreign debt securities ................................        1,090            15            (2)         1,103
   Equity securities ......................................           64            49            (4)           109
                                                              ----------    ----------    ----------     ----------
                                                              $   14,634    $      152    $     (131)    $   14,655
                                                              ==========    ==========    ==========     ==========

Securities held to maturity:
   U.S. Treasury ..........................................   $      122    $       --    $       --     $      122
   U.S. Government sponsored enterprises (1) ..............        2,202            92           (11)         2,283
   U.S. Government agency issued or guaranteed ............          716            40            (2)           754
   Obligations of U.S. states and political subdivisions ..          465            37            --            502
   Other domestic debt securities .........................          231             6            (1)           236
   Foreign debt securities ................................          145            --            --            145
                                                              ----------    ----------    ----------     ----------
                                                              $    3,881    $      175    $      (14)    $    4,042
                                                              ==========    ==========    ==========     ==========

(1) Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

---------------------------------------------------------------------------------------------------------------------------
                                                   Less Than One Year                       Greater Than One Year
                                      -----------------------------------------   -----------------------------------------
                                          Number         Gross        Aggregate       Number         Gross        Aggregate
                                              of    Unrealized       Fair Value           of    Unrealized       Fair Value
June 30, 2005                         Securities        Losses    of Investment   Securities        Losses    of Investment
---------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Securities available for sale:
   U.S. Government sponsored
     enterprises (1) .............            89    $      (29)   $       3,141           34    $      (25)   $         905
   U.S. Government agency
     issued or guaranteed ........            74            (6)             858          104           (18)             638
   All other securities ..........            26            (5)             451           --            --               --
                                      ----------    ----------    -------------   ----------    ----------    -------------
                                             189    $      (40)   $       4,450          138    $      (43)   $       1,543
                                      ==========    ==========    =============   ==========    ==========    =============

Securities held to maturity:
   U.S. Government sponsored
     enterprises (1) .............             6    $       (1)   $         149            3    $       (2)   $          72
                                      ----------    ----------    -------------   ----------    ----------    -------------
                                               6    $       (1)   $         149            3    $       (2)   $          72
                                      ==========    ==========    =============   ==========    ==========    =============

---------------------------------------------------------------------------------------------------------------------------
                                                   Less Than One Year                       Greater Than One Year
                                      -----------------------------------------   -----------------------------------------
                                          Number         Gross        Aggregate       Number         Gross        Aggregate
                                              of    Unrealized       Fair Value           of    Unrealized       Fair Value
December 31, 2004                     Securities        Losses    of Investment   Securities        Losses    of Investment
---------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Securities available for sale:
   U.S. Treasury .................             1    $       (3)   $         200           --    $       --    $          --
   U.S. Government sponsored
     enterprises (1) .............            78           (36)           3,118           51           (54)           1,344
   U.S. Government agency
     issued or guaranteed ........            62           (11)             646          115           (18)             532
   All other securities ..........            31            (6)             487           21            (3)             103
                                      ----------    ----------    -------------   ----------    ----------    -------------
                                             172    $      (56)   $       4,451          187    $      (75)   $       1,979
                                      ==========    ==========    =============   ==========    ==========    =============

Securities held to maturity:
   U.S. Government sponsored
     enterprises (1) .............             8    $       (2)   $         163           12    $       (9)   $         247
   U.S. Government agency
     issued or guaranteed ........             4            (1)              27            3            (1)              34
   All other securities ..........             7            (1)               5           --            --               --
                                      ----------    ----------    -------------   ----------    ----------    -------------
                                              19    $       (4)   $         195           15    $      (10)   $         281
                                      ==========    ==========    =============   ==========    ==========    =============

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

The gross unrealized losses on securities available for sale decreased during the six months ended June 30, 2005 due to a decrease in long-term interest rates, which was partially offset by the impact of increased short-term and medium-term rates. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, these securities are not considered to be other than temporarily impaired.

Note 3. Loans
--------------------------------------------------------------------------------

The following table shows the composition of the loan portfolio.

-------------------------------------------------------------------------------
                                                         June 30,  December 31,
                                                             2005          2004
-------------------------------------------------------------------------------
                                                            (in millions)
Commercial:
    Construction and other real estate ............   $     8,861   $     8,281
    Other commercial ..............................        15,314        14,691
Consumer:
    Residential mortgages .........................        47,634        46,775
    Credit card receivables .......................        12,876        12,078
    Other consumer loans ..........................         3,162         3,122
                                                      -----------   -----------
Total loans .......................................   $    87,847   $    84,947
                                                      ===========   ===========

Note 4.  Allowance for Credit Losses
--------------------------------------------------------------------------------

The following provides a summary of changes in the allowance for credit losses.

-------------------------------------------------------------------------------------------------
                                                               Three Months        Six Months
                                                              Ended June 30       Ended June 30
                                                            -----------------   -----------------
                                                               2005      2004      2005      2004
-------------------------------------------------------------------------------------------------
                                                                        (in millions)
Beginning balance .......................................   $   773   $   357   $   788   $   399
Allowance related to acquisitions and (dispositions), net        --        --        --        (9)
Charge offs .............................................       206        35       405        64
Recoveries ..............................................        53        19       130        41
                                                            -------   -------   -------   -------
      Net charge offs ...................................       153        16       275        23
                                                            -------   -------   -------   -------
Provision charged (credited) to income ..................       170         6       277       (20)
                                                            -------   -------   -------   -------
Ending balance ..........................................   $   790   $   347   $   790   $   347
                                                            =======   =======   =======   =======

Further analysis of the allowance for credit losses and credit quality begins on page 39 of this Form 10-Q.

Note 5. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

-----------------------------------------------------------------------------------------------------
                                                                               June 30,  December 31,
                                                                                   2005          2004
-----------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation
  allowance .............................................................   $       285   $       309
Other ...................................................................            49            43
                                                                            -----------   -----------
Intangible assets, net ..................................................   $       334   $       352
                                                                            ===========   ===========

      Mortgage Servicing Rights (MSRs)

The following table summarizes activity for MSRs and the related valuation allowance.

----------------------------------------------------------------------------------------------
                                                         Three Months          Six Months
                                                        Ended June 30         Ended June 30
                                                      ------------------    ------------------
                                                       2005       2004       2005       2004
----------------------------------------------------------------------------------------------
                                                                   (in millions)
MSRs, net of accumulated amortization:
   Beginning balance ..............................   $   401    $   459    $   416    $   526
   Additions related to loan sales ................        18         19         31         36
   Net MSRs acquisitions (sales) ..................        --          3         --        (54)
   Permanent impairment charges ...................        (7)        (6)       (16)        (7)
   Amortization ...................................       (18)       (38)       (37)       (64)
                                                      -------    -------    -------    -------
   Ending balance .................................       394        437        394        437
                                                      -------    -------    -------    -------

Valuation allowance for MSRs:
   Beginning balance ..............................       (81)       (81)      (107)       (23)
   Temporary impairment (provision) recovery ......       (35)        75        (18)        13
   Permanent impairment charges ...................         7          6         16          7
   Release of allowance related to MSRs sold ......        --         --         --          3
                                                      -------    -------    -------    -------
   Ending balance .................................      (109)        --       (109)        --
                                                      -------    -------    -------    -------

MSRs, net of accumulated amortization and valuation
  allowance .......................................   $   285    $   437    $   285    $   437
                                                      =======    =======    =======    =======

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

Note 6. Goodwill
--------------------------------------------------------------------------------

During the second quarter of 2005, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the first six months of 2005, there were no significant events or transactions which warranted specific consideration for their impact on recorded book values assigned to goodwill.

Note 7. Income Taxes
--------------------------------------------------------------------------------

The following table presents the effective tax rate for the three months and six months ended June 30, 2005 and 2004.

----------------------------------------------------------------------------------------------
                                                         Three Months          Six Months
                                                        Ended June 30         Ended June 30
                                                      ------------------    ------------------
                                                       2005       2004       2005       2004
----------------------------------------------------------------------------------------------
Effective tax rate ................................      38.1%      28.2%      36.7%      34.1%

In the first quarter of 2005, HUSI finalized certain prior year state and local tax returns and recorded a $20 million reduction of income tax expense, which represents the difference between its previous estimate of tax liability and the liability per the tax returns. Excluding the impact of this adjustment, the effective tax rate for the six months ended June 30, 2005 would have been 39.2%.

In June 2004, approximately $51 million of income tax liability related to the anticipated completion of an outstanding audit was released, reducing the effective tax rate by 10.9% for the second quarter and 5.2% for the first six months of 2004.

Note 8. Long-Term Debt
--------------------------------------------------------------------------------

The following table presents a summary of long-term debt.

-------------------------------------------------------------------------------
                                                         June 30,  December 31,
                                                             2005          2004
-------------------------------------------------------------------------------
                                                            (in millions)
Senior debt........................................   $    18,870   $    18,831
Subordinated debt..................................         4,995         4,988
All other..........................................            20            20
                                                      -----------   -----------
Total long-term debt...............................   $    23,885   $    23,839
                                                      ===========   ===========

For a discussion of the components of long-term debt refer to the narrative accompanying Note 14 Long-Term Debt on pages 93 and 94 of the 2004 Form 10-K.

Note 9. Preferred Stock
--------------------------------------------------------------------------------

In April 2005, HUSI issued 20,700,000 shares of floating rate non-cumulative preferred stock with a stated value of $25 per share. Dividends are payable quarterly, beginning July 1, 2005 at .75% above three-month LIBOR, but not less than 3.50% per annum. The shares may be redeemed at the option of HUSI on or after April 7, 2010 at $25 per share, plus accrued dividends. Related issuance costs of $13 million have been recorded as a reduction of capital surplus.

Note 10. Related Party Transactions
--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------
                                                          June 30,     December 31,
                                                              2005             2004
-----------------------------------------------------------------------------------
                                                               (in millions)
Assets:
    Interest bearing deposits with banks ...........   $       225     $        436
    Loans ..........................................         1,142              828
    Trading assets .................................         4,688            3,167
    Other ..........................................           122              752
                                                       -----------     ------------
    Total assets ...................................   $     6,177     $      5,183
                                                       ===========     ============

Liabilities:
    Deposits .......................................   $     9,426     $      9,759
    Trading account liabilities ....................         4,979            5,704
    Short-term borrowings ..........................         1,153            1,089
    Other ..........................................           162               77
                                                       -----------     ------------
    Total liabilities ..............................   $    15,720     $     16,629
                                                       ===========     ============

-----------------------------------------------------------------------------------------------------------------
                                                                  Three Months                  Six Months
                                                                  Ended June 30                Ended June 30
                                                             -----------------------      -----------------------
                                                                  2005          2004           2005          2004
-----------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Interest income...........................................   $       3     $       1      $       4     $       4
Interest expense .........................................          69            18            132            39
Trading losses ...........................................      (1,430)         (137)        (1,751)          (70)
Other revenues ...........................................          27            14             67            24
Support services from HSBC affiliates:
   Fees paid to HTSU for technology services .............          51            44            100            82
   Fees paid to HSBC Finance Corporation .................         100             8            205            13
   Other fees, primarily treasury and traded markets
    services .............................................          67            55            132            99

The following business transactions conducted with HSBC Finance Corporation impacted operations during 2005.

o In December of 2004, approximately $12 billion of private label receivables and other loans were purchased from HSBC Finance Corporation. Retained interests in securitized private label credit card receivable pools of approximately $3 billion were also acquired. HSBC Finance Corporation retained the customer relationships and continues to service the loans. By agreement, HUSI is purchasing additional receivables generated under current and future private label accounts at fair value on a daily basis. During the first six months of 2005, approximately $9 billion of additional receivables were acquired from HSBC Finance Corporation at a premium of $192 million, which is being amortized to interest income over the estimated life of the receivables purchased.

o During the first six months of 2005, HUSI purchased approximately $1.4 billion of residential mortgage and other consumer loans from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Total premium paid was $17 million, which is being amortized to interest income over the estimated life of the loans purchased.

o In July of 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer credit card customer relationships of HUSI were sold to HSBC Finance Corporation. Receivable balances associated with these relationships were not sold as part of the transaction. New receivable balances generated by these relationships are purchased at fair value from HSBC Finance Corporation on a daily basis. During the first six months of 2005, approximately $947 million of receivables associated with these relationships were purchased from HSBC Finance Corporation at a premium of approximately $17 million, which is being amortized to interest income over the estimated life of the receivables purchased. Servicing for the majority of these relationships was also transferred to HSBC Finance Corporation.

o Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

o Effective October 1, 2004, HBUS is the originating lender for loans initiated for HSBC Finance Corporation's Taxpayer Financial Services business for clients of various third party tax preparers. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the first six months of 2005, approximately $24 billion of loans were originated by HUSI and immediately sold to HSBC Finance Corporation, resulting in gains of approximately $19 million and fees paid to HSBC Finance Corporation of $4 million.

o At June 30, 2005, HUSI had a $2 billion line of credit from HSBC Finance Corporation, of which $600 million was outstanding and included in short-term borrowings.

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

HUSI utilizes HSBC Markets for debt underwriting, customer referrals and for other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HSBC Markets are deferred as a component of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSBC Markets are netted against customer fee income, which is included in other fees and commissions. All other fees charged by HSBC Markets are included in support services from HSBC affiliates.

At June 30, 2005, HUSI had an unused line of credit from HSBC of $1,500 million.

HUSI has extended loans and lines of credit to various other HSBC affiliates of $1,295 million, of which $281 million was outstanding at June 30, 2005.

At June 30, 2005 and December 31, 2004, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $441 billion and $302 billion respectively. The net credit risk exposure related to these contracts was approximately $4 billion at June 30, 2005 and $2 billion at December 31, 2004.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI's share of the expense of the plans for the first six months of 2005 and 2004 was $20 million and $36 million respectively. HUSI's share of expense has been reduced during 2005, resulting from a change in the amortization period utilized for share-based compensation in the CIBM business segment. A description of these plans begins on page 99 of HUSI's 2004 Form 10-K.

Note 11. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

-----------------------------------------------------------------------------
                                                       June 30,  December 31,
                                                           2005          2004
-----------------------------------------------------------------------------
                                                           (in millions)
Interest bearing deposits with banks ............    $    1,075    $      767
Trading assets ..................................           484           305
Securities available for sale ...................         6,125         6,096
Securities held to maturity .....................           533           655
Loans ...........................................         6,002         5,971
                                                     ----------    ----------
Total ...........................................    $   14,219    $   13,794
                                                     ==========    ==========

Securities available for sale are primarily pledged against various short-term borrowings. Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

Note 12. Pensions and Other Postretirement Benefits
--------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
                                                                                           Other
                                                              Pension Benefits     Postretirement Benefits
                                                            --------------------   -----------------------
                                                              2005        2004        2005          2004
----------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Three months ended June 30:
Net periodic benefit cost:
    Service cost .........................................  $     10    $      9    $     --      $      1
    Interest cost ........................................        17          20           1             1
    Expected return on plan assets .......................       (24)        (28)         --            --
    Prior service cost amortization ......................        --          --          --            --
    Actuarial loss .......................................         1           6          --            --
    Transition amount amortization .......................        --          --          --             1
                                                            --------    --------    --------      --------
    Net periodic benefit cost ............................  $      4    $      7    $      1      $      3
                                                            ========    ========    ========      ========

Amount recorded as pension expense by:
    HUSI .................................................  $      2    $      4
    Other HSBC affiliates ................................         2           3
                                                            --------    --------
                                                            $      4    $      7
                                                            ========    ========

----------------------------------------------------------------------------------------------------------
                                                                                           Other
                                                              Pension Benefits     Postretirement Benefits
                                                            --------------------   -----------------------
                                                              2005        2004        2005          2004
----------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Six months ended June 30:
    Net periodic benefit cost:
    Service cost .........................................  $     19    $     16    $      1      $      1
    Interest cost ........................................        33          34           3             4
    Expected return on plan assets .......................       (47)        (48)         --            --
    Prior service cost amortization ......................        --           1          --            --
    Actuarial loss .......................................         2          13          --            --
    Transition amount amortization .......................        --          --           1             2
                                                            --------    --------    --------      --------
    Net periodic benefit cost ............................  $      7    $     16    $      5      $      7
                                                            ========    ========    ========      ========

Amount recorded as pension expense by:
    HUSI .................................................  $      4    $      9
    Other HSBC affiliates ................................         3           7
                                                            --------    --------
                                                            $      7    $     16
                                                            ========    ========

HUSI expects to make no contribution for pension benefits and to contribute approximately $9 million for other postretirement benefits during fiscal year 2005.

Note 13. New Accounting Pronouncements
--------------------------------------------------------------------------------

In March 2004, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending after June 15, 2004, and the new impairment guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. Adoption of the impairment guidance contained in EITF 03-1 is not expected to have a material impact on HUSI's financial position or results of operations.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (SFAS 123R). SFAS 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, as well as other disclosure requirements. On March 28, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 which amended the compliance date to allow public companies to comply with the provisions of SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, instead of the next reporting period as originally required by SFAS 123R. HUSI was substantially in compliance with SFAS 123R as of December 31, 2004, and will be entirely compliant by the required adoption date. The adoption of SFAS 123R therefore will not have a significant effect on operating results or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement 3 (SFAS No. 154) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20's requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
--------------------------------------------------------------------------------

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarterly average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

                                                                                Three Months Ended June 30,
                                                            --------------------------------------------------------------------
                                                                          2005                                2004
                                                            ---------------------------------   --------------------------------
                                                             Balance     Interest     Rate*      Balance     Interest     Rate*
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                 (in millions)
Interest bearing deposits with banks ....................   $   3,913    $      29       2.95%  $   2,467    $       7      1.22%
Federal funds sold and securities purchased under
 resale agreements .....................................        5,285           41       3.14       3,682           11      1.17
Trading assets ..........................................      18,843           60       1.28      14,550           38      1.04
Securities ..............................................      19,158          218       4.58      17,584          219      5.02
Loans
  Commercial ............................................      23,049          289       5.02      19,101          186      3.92
  Consumer:
    Residential mortgages ...............................      47,542          581       4.89      34,561          422      4.89
    Credit cards ........................................      12,688          200       6.32       1,125           27      9.74
    Other consumer ......................................       3,717           66       7.10       2,106           33      6.24
                                                            ---------    ---------   --------   ---------    ---------   -------
  Total consumer ........................................      63,947          847       5.31      37,792          482      5.13
                                                            ---------    ---------   --------   ---------    ---------   -------
  Total loans ...........................................      86,996        1,136       5.24      56,893          668      4.73
                                                            ---------    ---------   --------   ---------    ---------   -------
Other ...................................................         615            9       5.31         544            4      3.26
                                                            ---------    ---------   --------   ---------    ---------   -------
Total earning assets ....................................     134,810    $   1,493       4.44%     95,720    $     948      3.99%
                                                            ---------    ---------   --------   ---------    ---------   -------
Allowance for credit losses .............................        (885)                               (350)
Cash and due from banks .................................       3,447                               3,204
Other assets ............................................       7,923                               7,551
                                                            ---------                           ---------
Total assets ............................................   $ 145,295                           $ 106,125
                                                            =========                           =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ......................................   $  28,530    $      69       0.97%  $  27,762    $      45      0.66%
  Other time deposits ...................................      23,435          177       3.03      14,846           64      1.72
Deposits in foreign offices .............................      22,678          150       2.65      21,867           49      0.90
                                                            ---------    ---------   --------   ---------    ---------   -------
Total interest bearing deposits .........................      74,643          396       2.13      64,475          158      0.98
                                                            ---------    ---------   --------   ---------    ---------   -------
Short-term borrowings ...................................      13,176           67       2.01       9,464           34      1.44
Long-term debt ..........................................      23,889          242       4.07       5,460           63      4.67
                                                            ---------    ---------   --------   ---------    ---------   -------
Total interest bearing liabilities ......................     111,708          705       2.53      79,399          255      1.29
                                                            ---------    ---------   --------   ---------    ---------   -------
Net interest income / Interest rate spread ..............                $     788       1.91%               $     693      2.70%
                                                                         ---------   --------                ---------   -------
Noninterest bearing deposits ............................       8,643                               7,636
Other liabilities .......................................      13,463                              11,298
Total shareholders' equity ..............................      11,481                               7,792
                                                            ---------                           ---------
Total liabilities and shareholders' equity ..............   $ 145,295                           $ 106,125
                                                            =========                           =========
Net yield on average earning assets .....................                                2.35%                              2.91%
                                                                                     --------                             ------
Net yield on average total assets .......................                                2.18                               2.63
                                                                                     ========                             ======

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the second quarter of 2005 and 2004 included fees of $11 million and $18 million, respectively.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

                                                                             Six Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                   2005                                    2004
                                                    -----------------------------------    ------------------------------------
                                                     Balance      Interest      Rate*       Balance      Interest       Rate*
-------------------------------------------------------------------------------------------------------------------------------
Assets                                                                            (in millions)
Interest bearing deposits with banks ............   $   3,882     $      54        2.78%   $   2,022    $       14         1.36%
Federal funds sold and securities purchased under
 resale agreements ..............................       4,467            65        2.94        3,842            22         1.16
Trading assets ..................................      18,612           119        1.28       15,129            71         0.94
Securities ......................................      18,741           432        4.65       17,873           440         4.94
Loans
    Commercial ..................................      22,777           539        4.77       19,019           380         4.02
    Consumer:
      Residential mortgages .....................      47,503         1,160        4.88       31,103           780         5.02
      Credit cards ..............................      12,430           358        5.81        1,126            56         9.96
      Other consumer ............................       3,681           128        7.02        2,075            66         6.36
                                                    ---------     ---------    --------    ---------    ----------    ---------
    Total consumer ..............................      63,614         1,646        5.22       34,304           902         5.29
                                                    ---------     ---------    --------    ---------    ----------    ---------
    Total loans .................................      86,391         2,185        5.10       53,323         1,282         4.84
                                                    ---------     ---------    --------    ---------    ----------    ---------
Other ...........................................         599            15        4.87          517             8         3.28
                                                    ---------     ---------    --------    ---------    ----------    ---------
Total earning assets ............................     132,692     $   2,870        4.36%      92,706    $    1,837         3.98%
                                                    ---------     ---------    --------    ---------    ----------    ---------
Allowance for credit losses .....................        (890)                                  (371)
Cash and due from banks .........................       3,729                                  3,150
Other assets ....................................       8,168                                  7,396
                                                    ---------                              ---------
Total assets ....................................   $ 143,699                              $ 102,881
                                                    =========                              =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ..............................   $  28,050     $     120        0.86%   $  27,199    $       90         0.67%
  Other time deposits ...........................      23,220           325        2.83       13,271           117         1.76
Deposits in foreign offices .....................      23,060           278        2.43       21,656           111         1.03
                                                    ---------     ---------    --------    ---------    ----------    ---------
Total interest bearing deposits .................      74,330           723        1.96       62,126           318         1.03
                                                    ---------     ---------    --------    ---------    ----------    ---------
Short-term borrowings ...........................      11,048           119        2.17        9,002            52         1.15
Long-term debt ..................................      23,880           461        3.90        4,706           114         4.88
                                                    ---------     ---------    --------    ---------    ----------    ---------
Total interest bearing liabilities ..............     109,258         1,303        2.41       75,834           484         1.28
                                                    ---------     ---------    --------    ---------    ----------    ---------
Net interest income / Interest rate spread ......                 $   1,567        1.95%                $    1,353         2.70%
                                                                  ---------    --------                 ----------    ---------
Noninterest bearing deposits ....................       9,201                                  7,413
Other liabilities ...............................      14,027                                 11,924
Total shareholders' equity ......................      11,213                                  7,710
                                                    ---------                              ---------
Total liabilities and shareholders' equity ......   $ 143,699                              $ 102,881
                                                    =========                              =========
Net yield on average earning assets .............                                  2.38%                                   2.93%
                                                                               --------                               ---------
Net yield on average total assets ...............                                  2.20                                    2.64
                                                                               ========                               =========

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first six months of 2005 and 2004 included fees of $19 million and $35 million, respectively.

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

EXECUTIVE OVERVIEW
--------------------------------------------------------------------------------

Net income decreased $118 million in the second quarter of 2005 and $121 million in the first six months of 2005, as compared with the same 2004 periods, primarily due to:

o the Corporate, Investment Banking and Markets (CIBM) segment's reduced earnings resulting from the flattening yield curve, difficult trading markets and increased expenses associated with investment in business expansion initiatives; and

o negative net earnings resulting from the private label receivable portfolio acquired in December 2004, caused by amortization of the premium paid at acquisition, as reflected within the Consumer Finance (CF) segment.

The first six months of 2005 has been highlighted by a 75% increase in net earnings in Personal Financial Services (PFS), a 2% increase in net earnings in Commercial Banking (CMB) and a 107% increase in net earnings in Private Banking
(PB) business segments, due to:

o successful rollout during 2005 of a number of business expansion initiatives;

o significant expansion of residential mortgage, other consumer and commercial loan portfolios in 2004 and 2005 which, net of associated funding costs, have had a positive impact on 2005 earnings; and

o     gains realized on sales of certain assets during 2005.

Further analysis of business segments begins on page 33 of this Form 10-Q.

Private Label Loan Portfolio Purchase

In December of 2004, HUSI acquired approximately $12 billion of private label receivables and other loans from HSBC Finance Corporation at fair value, without recourse. Results from this portfolio for the first half of 2005 have been negatively impacted by significant amortization of the premium paid for the portfolio, which is heavily front loaded into 2005 in relation to runoff of receivable balances purchased.

Further analysis regarding this acquired portfolio is included in the analysis of the CF business segment, beginning on page 36 of this Form 10-Q.

Balance Sheet Review

Asset growth slowed to a more normalized level (less than 3%) during the first six months of 2005, as compared with calendar year 2004. Total deposit growth of $5 billion during 2005 was the primary funding source for increased loans and decreased short-term borrowings balances.

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Total long-term debt was approximately $24 billion at June 30, 2005 and December 31, 2004. Total short-term borrowings decreased approximately $2 billion to $8 billion at June 30, 2005. Total deposits and borrowings from HSBC affiliates were $11 billion at June 30, 2005 and December 31, 2004.

Average earning assets and interest bearing liabilities increased significantly during the first six months of 2005, as compared with the same 2004 period, primarily due to:

o increased average residential loan balances from held portfolio growth in 2004;

o increased average credit card and other loan balances resulting from the private label receivable portfolio acquired in December 2004;

o increased average loan and deposit balances resulting from targeted growth in small business and middle-market commercial customers; and

o increased average deposits, long-term debt and short-term borrowings balances, which were the primary funding sources for asset growth during 2004.

In April 2005, HUSI issued 20,700,000 shares of floating rate non-cumulative preferred stock with a stated value of $25 per share. Refer to Note 9 of the consolidated financial statements on page 12 of this Form 10-Q for further information regarding this issuance.

Income Statement Review

Increased net interest income in the first six months of 2005 was primarily due to significantly increased average loan balances, the impact of which was partially offset by increased average deposits and long-term debt balances, and by amortization of the premium paid for the private label receivable portfolio. In addition, a flattening yield curve has resulted in tightening interest rate spreads associated with certain businesses, particularly within the CIBM segment. Further analysis of the components of net interest income begins on page 22 of this Form 10-Q.

The provision for credit losses increased during the first six months of 2005, as compared with the same 2004 period, due mainly to required provision associated with the private label receivable portfolio acquired in December 2004, and to other loans acquired from HSBC Finance Corporation during 2004 and 2005. Further analysis of credit quality and the allowance for credit losses begins on page 39 of this Form 10-Q.

Other revenues increased in the first six months of 2005, as compared with 2004, primarily due to:

o increased fee income and securitization revenue associated with the acquired private label receivable portfolio;

o     increased residential mortgage banking revenue; and

o increased gains on sales of securities, properties and other financial assets.

Further analysis of other revenues begins on page 25 of this Form 10-Q.

Operating expenses increased in the first six months of 2005, as compared with 2004, primarily due to increased fees charged by HSBC affiliates for loan origination and servicing related to the private label receivable portfolio and other loans acquired from HSBC Finance Corporation in 2004 and 2005. Fees charged by HSBC affiliates for technology services, for broker-dealer services, and for other operational and administrative support functions have also increased. Increased expenses have also resulted from investment in expansion initiatives in various business segments, particularly CIBM. Further commentary regarding support services from HSBC affiliates is provided in Note 10 of the consolidated financial statements beginning on page 12 of this Form 10-Q. Further analysis of operating expenses begins on page 31 of this Form 10-Q.

In June 2004, $51 million of income tax liability related to completion of an outstanding audit was released. The decrease in income tax expense for the first half of 2005 is primarily attributable to a $20 million reduction of expense recorded in the first quarter resulting from the difference between the estimate of prior year state and local tax liability and the liability per final tax returns.

The following table presents a five quarter summary of selected financial information.

--------------------------------------------------------------------------------------------------------------------
                                                  June 30,     March 31,   December 31,  September 30,      June 30,
Quarter ended                                         2005          2005          2004            2004          2004
--------------------------------------------------------------------------------------------------------------------
                                                                   (in millions)
Net interest income .........................   $      785    $      775    $       700    $       698    $      689
                                                ----------    ----------    -----------    -----------    ----------
Trading revenues ............................           35            96             99             21            78
Residential mortgage banking revenue
  (expense) .................................          (13)           23            (14)           (65)          (17)
Securities gains, net .......................           64            23             26             18             3
Other income ................................          327           336            214            388           234
                                                ----------    ----------    -----------    -----------    ----------
Total other revenues ........................          413           478            325            362           298
                                                ----------    ----------    -----------    -----------    ----------
Operating expenses ..........................          684           654            613            480           520
Provision (credit) for credit losses ........          170           107            (24)            27             6
                                                ----------    ----------    -----------    -----------    ----------
Income before income tax expense ............          344           492            436            553           461
Income tax expense ..........................          131           176            167            214           130
                                                ----------    ----------    -----------    -----------    ----------
Net income ..................................   $      213    $      316    $       269    $       339    $      331
                                                ==========    ==========    ===========    ===========    ==========

Balances at quarter end:
Loans:
       Commercial loans .....................   $   24,175    $   23,484    $    22,972    $    20,869    $   19,556
       Residential mortgages ................       47,634        47,610         46,775         42,958        39,342
       Credit card receivables ..............       12,876        12,001         12,078          1,127         1,144
       Other consumer loans .................        3,162         3,152          3,122          2,086         2,024
                                                ----------    ----------    -----------    -----------    ----------
       Total loans ..........................       87,847        86,247         84,947         67,040        62,066
       Allowance for credit losses ..........         (790)         (773)          (788)          (340)         (347)
                                                ----------    ----------    -----------    -----------    ----------
       Loans, net ...........................       87,057        85,474         84,159         66,700        61,719
Total assets ................................      144,394       141,605        141,050        120,939       112,791
Total tangible assets .......................      141,650       138,866        138,310        118,195       109,982
Total deposits ..............................       85,079        82,994         79,981         74,803        74,534
Short-term borrowings .......................        8,220         7,152          9,874          7,967         8,499
Long-term debt ..............................       23,885        23,925         23,839         15,618         7,135
Common shareholder's equity .................       10,625        10,385         10,366          8,053         7,315
Tangible common shareholder's equity ........        7,831         7,646          7,611          5,336         4,673
Total shareholders' equity ..................       11,642        10,885         10,866          8,553         7,815

Selected financial ratios:
Total shareholders' equity to total assets,
  at period end .............................         8.06%         7.69%          7.70%          7.07%         6.93%
Tangible common shareholder's equity
  to total tangible assets, at period end ...         5.53          5.51           5.50           4.51          4.25
Annualized rate of return on average (1):
       Total assets .........................          .59           .90            .84           1.17          1.26
       Total common shareholder's equity ....         7.87         12.05          12.62          17.68         17.96
Net interest margin to average (1):
       Earning assets .......................         2.35          2.42           2.38           2.65          2.91
       Total assets .........................         2.18          2.22           2.19           2.42          2.63
Average total shareholders' equity to average
  total assets (1) ..........................         7.90          7.70           6.88           6.96          7.34
Cost:income ratio (1) .......................        57.11         52.17          59.70          45.28         52.63

(1) Selected financial ratios are defined in the Glossary of Terms beginning on page 60 of the 2004 Form 10-K.

The annualized rate of return and net interest margin ratios in the table above reflect unusually high amortization of premiums associated with private label receivables acquired from HSBC Finance Corporation in December 2004. The initial premium paid for these receivables is heavily front loaded into 2005 in relation to runoff of receivables acquired. As amortization of the initial premium decreases over the remainder of 2005 and 2006, these ratios are expected to return to levels consistent with prior reporting periods. Commentary regarding the private label receivable portfolio acquired, and the related premiums, is provided on pages 23 and 36 of this Form 10-Q.

BASIS OF REPORTING
--------------------------------------------------------------------------------

HUSI's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRS)

Prior to January 1, 2005, HSBC reported results in accordance with accounting principles generally accepted in the United Kingdom (U.K. GAAP). The European Union has determined that all European listed companies will be required to prepare their consolidated financial statements using IFRS by 2005. As a result, HSBC began reporting its financial results under IFRS rather than U.K. GAAP beginning with the release of its interim financial results for the six months ended June 30, 2005. HUSI previously reported that it would begin presenting a reconciliation of U.S. GAAP net income to IFRS net income in the second quarter of 2005. The Securities and Exchange Commission (SEC) has since adopted revised disclosure rules for foreign private issuers for the first year of reporting under IFRS, which became effective in May 2005. HSBC has elected to follow a provision that allows foreign private issuers to delay disclosure of the reconciliation between U.S. GAAP net income and IFRS net income for the six months ended June 30, 2005 until the third quarter of 2005. In line with HSBC's decision, HUSI expects to report IFRS net income and present a reconciliation of U.S. GAAP net income to IFRS net income for the nine months ended September 30, 2005 and on a quarterly basis thereafter.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Income

The following table presents a five quarter summary of net interest income.

-------------------------------------------------------------------------------------------------------
                                June 30,     March 31,    December 31,    September 30,        June 30,
Three months ended                  2005          2005            2004             2004            2004
-------------------------------------------------------------------------------------------------------
                                                        (in millions)
Interest income:
       Loans ................   $  1,136      $  1,049        $    851         $    779       $     669
       Securities ...........        215           210             218              220             215
       Trading assets .......         60            59              51               43              38
       Short-term investments         70            49              52               27              18
       Other ................          9             6               5                5               4
                                --------      --------        --------         --------       ---------
       Total interest income       1,490         1,373           1,177            1,074             944
                                --------      --------        --------         --------       ---------

Interest expense:
       Deposits .............        396           327             281              226             158
       Short-term borrowings          67            52              32               49              34
       Long-term debt .......        242           219             164              101              63
                                --------      --------        --------         --------       ---------
       Total interest expense        705           598             477              376             255
                                --------      --------        --------         --------       ---------

Net interest income .........   $    785      $    775        $    700         $    698       $     689
                                ========      ========        ========         ========       =========

In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 17-18 of this Form 10-Q.

All increases and decreases referenced on the following pages for the second quarter and six months of 2005 represent comparisons with the same 2004 periods.

Interest Income - Loans

Total interest income on loans increased $467 million (70%) in the second quarter of 2005 and increased $903 million (70%) in the first six months of 2005. Average total loan balances increased approximately $33 billion (62%) for the first six months of 2005, resulting from significant increases in various consumer and commercial loan portfolios during 2004.

In addition to significant organic residential mortgage loan growth, loans and receivables acquired directly from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs, have had a significant impact on interest income during 2005. Increases in average loan balances, and the resulting increases in interest income, were offset by significant amortization of premiums paid for the specific portfolios, most notably private label receivables acquired from HSBC Finance Corporation in December 2004.

      Credit Card Receivables

Interest earned from credit card receivables increased $173 million (641%) in the second quarter of 2005, and increased $302 million (539%) in the first half of 2005. Average credit card receivable balances were $11 billion higher for the first six months of 2005.

In December of 2004, HUSI acquired $12 billion of private label receivables and other loans from HSBC Finance Corporation. HUSI continues to purchase additional credit card receivables on a daily basis from HSBC Finance Corporation, which continues to own these customer relationships. Also during 2004, HUSI sold certain credit card relationships to HSBC Finance Corporation. HUSI purchases receivables associated with these relationships from HSBC Finance Corporation on a daily basis.

During the second quarter and first six months of 2005, the increase in interest income associated with the acquired portfolio was offset by approximately $118 million and $285 million respectively, of amortization of the initial premium paid for the private label receivable portfolio, and by $44 million and $73 million respectively, of amortization of premiums paid on daily purchases from HSBC Finance Corporation. The overall average yield for credit card receivables was significantly reduced in 2005 as a result of premium amortization.

      Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $158 million (37%) in the second quarter of 2005, and increased $380 million (49%) in the first half of 2005. HUSI significantly expanded the volume of adjustable rate residential mortgage loans originated during 2004, which were retained on the balance sheet. As a result, average residential mortgage loans held were approximately $16 billion (53%) higher for the first six months of 2005.

Since the beginning of 2004, approximately $5 billion of residential mortgages have been purchased from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program. Originations of residential mortgage loans have decreased in 2005 as compared with 2004, due to the contracting national originations market.

The increased average loan balances, and their positive effect on earnings, were partially offset by continued decreases in the average yield earned on residential mortgages during the first six months of 2005, as consumers continued to take advantage of lower coupon adjustable rate products, resulting in lower overall average yields.

The residential mortgage loan portfolio is expected to remain relatively constant through the remainder of 2005. Loan originations of various variable rate products that previously would have been retained in the held loan portfolio are now being sold in the secondary market.

      Other Consumer Loans

Interest earned from various other domestic consumer lending programs increased $33 million (100%) in the second quarter of 2005, and increased $62 million (94%) in the first six months of 2005. Average balances increased approximately $2 billion (77%) in the first six months of 2005, primarily due to automobile and other consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

      Commercial Loans

Interest income from commercial loans increased $103 million (55%) in the second quarter of 2005, and increased $159 million (42%) in the first six months of 2005. Average commercial loan balances increased $4 billion (20%) in the first six months of 2005.

Targeted growth in small business, middle market and real estate lending portfolios, which began in 2004, has continued to increase loan balances in 2005. HUSI plans to continue to build upon its status as the top small business lender in New York State.

Interest Income - Trading Assets

Interest income from trading assets increased $22 million (58%) in the second quarter of 2005, and increased $48 million (68%) in the first six months of 2005. In the first six months of 2005, average trading assets increased approximately $3 billion (23%) mainly as a result of various business expansion initiatives, while the average yield earned on these balances also increased 34 basis points (36%).

Interest Income - Short-Term Investments

Short-term investments include interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements. Fluctuations in short-term investments directly result from the relationship between HUSI's excess liquidity position and its funding needs at any given point in time.

Interest income from short-term investments increased $52 million (289%) in the second quarter of 2005, and increased $83 million (231%) in the first six months of 2005. Average short-term investment balances grew approximately $2 billion (42%) the first six months of 2005, while average rates earned also increased significantly, primarily due to increases in the federal funds rate.

Interest Expense - Deposits

Total interest expense on interest bearing deposits increased $238 million (151%) in the second quarter of 2005, and increased $405 million (127%) in the first six months of 2005. Interest expense increases were noted from both domestic and foreign deposits. Average interest bearing deposits increased $12 billion (20%) in the first six months of 2005. Average interest rates paid to these customers also increased significantly, due primarily to increases in short-term interest rates.

Additional resources and priority have been focused on expansion of core retail banking businesses, as well as high net worth individuals. Additional deposit products have been developed and offered in recent months, in conjunction with increased marketing efforts to individuals, small businesses, and middle market commercial customers. Investment in the retail branch network has been, and will continue to be, expanded and reallocated to ensure coverage of high potential growth geographic areas.

Interest Expense - Short-Term Borrowings

Interest expense on short-term borrowings increased $33 million (97%) in the second quarter of 2005, and increased $67 million (129%) in the first six months of 2005. Average short-term borrowings balances increased $2 billion (23%) in the first six months of 2005, while the average interest rate paid also increased significantly, due primarily to increases in the federal funds rate.

Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $179 million (284%) in the second quarter of 2005, and increased $347 million (304%) in the first six months of 2005. Average long-term debt balances increased $19 billion (407%) in the first six months of 2005, due primarily to new debt issued during 2004 to fund balance sheet growth. A decrease in the average interest rate paid on long-term debt, which resulted from new debt being issued at significantly lower rates than existing debt, partially offset the average balance increases.

Other Revenues

The following table presents the components of other revenues.

------------------------------------------------------------------------------------------------------------
                                                                                         Increase (Decrease)
                                                                                        --------------------
                                                                   2005        2004      Amount            %
------------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Three months ended June 30:
   Trust income ............................................    $    22     $    24     $    (2)          (8)
   Service charges:
       HSBC affiliate income ...............................          4           5          (1)         (20)
       Other service charges ...............................         49          48           1            2
                                                                -------     -------     -------     --------
       Total service charges ...............................         53          53          --           --
                                                                -------     -------     -------     --------
   Other fees and commissions:
       Letter of credit fees ...............................         18          18          --           --
       Credit card fees ....................................         61          23          38          165
       Wealth and tax advisory services ....................         16          13           3           23
       HSBC affiliate income ...............................         20           8          12          150
       Other fee-based income ..............................         29          60         (31)         (52)
                                                                -------     -------     -------     --------
       Total other fees and commissions ....................        144         122          22           18
                                                                -------     -------     -------     --------
   Securitization revenue ..................................         25          --          25           --
   Other income:
       Insurance ...........................................         16          21          (5)         (24)
       HSBC affiliate income ...............................          3           1           2          200
       Gains on sale of property and other financial assets          32           3          29          967
       Other ...............................................         32          10          22          220
                                                                -------     -------     -------     --------
       Total other income ..................................         83          35          48          137
                                                                -------     -------     -------     --------

   Residential mortgage banking (expense) revenue ..........        (13)        (17)          4           24
   Trading revenues ........................................         35          78         (43)         (55)
   Securities gains, net ...................................         64           3          61        2,033
                                                                -------     -------     -------     --------
   Total other revenues ....................................    $   413     $   298     $   115           39
                                                                =======     =======     =======     ========

Six months ended June 30:
    Trust income ...........................................    $    45     $    48     $    (3)          (6)
    Service charges:
        HSBC affiliate income ..............................          8          10          (2)         (20)
        Other service charges ..............................         97          94           3            3
                                                                -------     -------     -------     --------
        Total service charges ..............................        105         104           1            1
                                                                -------     -------     -------     --------
    Other fees and commissions:
        Letter of credit fees ..............................         35          35          --           --
        Credit card fees ...................................        118          41          77          188
        Wealth and tax advisory services ...................         29          23           6           26
        HSBC affiliate income ..............................         36          12          24          200
        Other fee-based income .............................         71         119         (48)         (40)
                                                                -------     -------     -------     --------
        Total other fees and commissions ...................        289         230          59           26
                                                                -------     -------     -------     --------
    Securitization revenue .................................         69          --          69           --
    Other income:
        Insurance ..........................................         32          31           1            3
        HSBC affiliate income ..............................         23           2          21        1,050
        Gains on sale of property and other financial assets         46           6          40          667
        Other ..............................................         54          43          11           26
                                                                -------     -------     -------     --------
        Total other income .................................        155          82          73           89
                                                                -------     -------     -------     --------

    Residential mortgage banking revenue (expense) .........         10         (41)         51          124
    Trading revenues .......................................        131         168         (37)         (22)
    Securities gains, net ..................................         87          41          46          112
                                                                -------     -------     -------     --------
    Total other revenues ...................................    $   891     $   632     $   259           41
                                                                =======     =======     =======     ========

All increases and decreases referenced on the following pages for the second quarter and first six months of 2005 represent comparisons with the same 2004 periods.

      Other Fees and Commissions

Increased credit card fees in the second quarter and the first six months of 2005 directly resulted from the private label receivable portfolio acquired from HSBC Finance Corporation in December 2004.

The increases in HSBC affiliate income for the second quarter and for the first half of 2005 were attributable to the following:

o in June 2004, HUSI transferred a brokerage subsidiary to an HSBC affiliate. As a result of the transfer, income from customers, reported as other fees and commissions prior to June 2004, has been partially replaced by fees received from the HSBC affiliate; and

o business expansion and centralization initiatives among HSBC entities in North America have resulted in general increases in fees from HSBC affiliates for various businesses, including the PFS and CIBM segments.

Decreased other fee-based income in the second quarter and the first six months of 2005 primarily resulted from:

o new customer referral arrangements with HSBC affiliates, which resulted in referral fees paid, which are netted against related fee revenues received from customers;

o reduced investment product fees received, resulting from the 2004 transfer of an investment brokerage subsidiary to an HSBC affiliate; and

o offset partially by new service fees generated by a subsidiary transferred from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients.

      Securitization Revenue

Securitization revenue results directly from the purchase of residual interests in securitized credit card receivables from HSBC Finance Corporation in December 2004. Securitization revenue is comprised of the following activity:

-----------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended      Six Months Ended
                                                                        June 30, 2005         June 30, 2005
-----------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net replenishment gains, net of provision for credit losses ....         $         22         $          42
Servicing revenue and excess spread ............................                    3                    27
                                                                         ------------         -------------
Total ..........................................................         $         25         $          69
                                                                         ============         =============


The securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2008. The replenishment gains result from these receivable sales to the trusts. Servicing revenue and excess spread decreased approximately $21 million in the second quarter of 2005, as compared with the previous quarter, due to declining receivable balances in the securitized trusts. There have been no new securitization transactions during 2005.

      Other Income

The increase in HSBC affiliate income for the first six months of 2005 was primarily due to HBUS's new role, effective October 2004, as originating lender for HSBC Finance Corporation's Taxpayer Financial Services business. This revenue is further described in Note 10 of the consolidated financial statements beginning on page 12 of this Form 10-Q.

Gains on sale of property and other financial assets includes the following significant activity and/or transactions for 2005:

o     $26 million gain on sale of property in May 2005; and

o $16 million of gains on sales of various branches and a portion of HUSI's personal trust business during the first six months of 2005.

Other includes the following significant activity and/or transactions for 2005:

o non-recurring fees received from a loan customer and a Brady Bond issuer totaled approximately $7 million for the second quarter of 2005;

o HUSI holds investments related to key officer insurance policies. Mark to market gains related to these investments, recorded in other income, are offset by hedging activity included in trading revenue. Total gains recorded on these investments were approximately $9 million for the second quarter and $4 million for the first half of 2005; and

o miscellaneous fees have also increased as a direct result of the private label receivable portfolio purchased from HSBC Finance Corporation in December 2004.

For 2004, other included $21 million of interest revenue on an income tax refund.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing. Corporate transfer pricing methodology was revised in the first quarter of 2005 resulting in additional internal charges to the residential mortgage banking business from the CIBM segment. Net interest income for the second quarter and the first six months of 2004 has been adjusted in the table to facilitate comparison.

-------------------------------------------------------------------------------------------------------------
                                                                                          Increase (Decrease)
                                                                                          -------------------
                                                                       2005       2004      Amount          %
-------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Three months ended June 30:
Net interest income .............................................   $   118    $   111    $      7          6
                                                                    -------    -------    --------    -------
Servicing related income (expense):
       Servicing fee income .....................................        19         18           1          6
       MSRs amortization ........................................       (18)       (38)         20         53
       MSRs temporary impairment (provision) recovery ...........       (35)        75        (110)      (147)
       Trading - Derivative instruments used to offset changes in
         value of MSRs ..........................................        24        (61)         85        139
                                                                    -------    -------    --------    -------
       Total net servicing related (expense) ....................       (10)        (6)         (4)       (67)
                                                                    -------    -------    --------    -------

Originations and sales related income (expense):
       Gains (losses) on sales of mortgages .....................        11         (8)         19        238
       Trading - Forward loan sale commitments ..................       (17)         6         (23)      (383)
               - Interest rate lock commitments .................        --         (9)          9        100
               - Euro currency contracts ........................        (2)        --          (2)        --
       Fair value hedge activity (1) ............................        --         (2)          2        100
                                                                    -------    -------    --------    -------
       Total net originations and sales related income (expense)         (8)       (13)          5         38
                                                                    -------    -------    --------    -------

Other mortgage income ...........................................         5          2           3        150
                                                                    -------    -------    --------    -------

Total residential mortgage banking revenue (expense) included
  in other revenues .............................................       (13)       (17)          4         24
                                                                    -------    -------    --------    -------

Total residential mortgage banking related revenue ..............   $   105    $    94    $     11         12
                                                                    =======    =======    ========    =======

Six months ended June 30:
Net interest income .............................................   $   246    $   221    $     25         11
                                                                    -------    -------    --------    -------

Servicing related income (expense):
       Servicing fee income .....................................        37         40          (3)        (8)
       MSRs amortization ........................................       (37)       (64)         27         42
       MSRs temporary impairment (provision) recovery ...........       (18)        13         (31)      (238)
       Trading - Derivative instruments used to offset changes in
         value of MSRs ..........................................        19        (25)         44        176
       Gains on sales of available for sale securities ..........        --          8          (8)      (100)
                                                                    -------    -------    --------    -------
       Total net servicing related income (expense) .............         1        (28)         29        104
                                                                    -------    -------    --------    -------

Originations and sales related income (expense):
       Gains (losses) on sales of mortgages .....................        15         (7)         22        314
       Trading - Forward loan sale commitments ..................        (9)         3         (12)      (400)
               - Interest rate lock commitments .................        (4)       (10)          6         60
               - Euro currency contracts ........................        (2)        --          (2)        --
       Fair value hedge activity (1) ............................        --         (1)          1        100
                                                                    -------    -------    --------    -------
       Total net originations and sales related income (expense)         --        (15)         15        100
                                                                    -------    -------    --------    -------

Other mortgage income ...........................................         9          2           7        350
                                                                    -------    -------    --------    -------

Total residential mortgage banking revenue (expense) included
  in other revenues .............................................        10        (41)         51        124
                                                                    -------    -------    --------    -------

Total residential mortgage banking related revenue ..............   $   256    $   180    $     76         42
                                                                    =======    =======    ========    =======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

All increases and decreases referenced below for the second quarter and the first six months of 2005 represent comparisons with the same 2004 periods.

      Overview

Residential mortgage banking related revenue for the second quarter and the first six months of 2005 increased $11 million and $76 million respectively.

Increased net interest income for 2005 resulted from overall growth in the held residential mortgage portfolio. Throughout 2004 there was a significant increase in the held portfolio as strong consumer demand for variable rate residential mortgage loans continued. Commentary regarding residential mortgage interest income is presented on page 23 of this Form 10-Q.

      Servicing Related Income (Expense)

Net servicing related income (expense) decreased for the second quarter, but increased for the first six months of 2005. For both periods decreased MSR amortization expense and increased income associated with derivative instruments used to offset changes in the economic value of MSRs were offset by increases in the temporary impairment valuation allowance.

The recorded net book value of MSRs, as well as related amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments generally increase amortization expense and decrease the net book value of MSRs. During 2005, interest rates generally rose and prepayments of residential mortgages, mostly in the form of loan refinancings, have decreased in comparison with 2004 levels, resulting in decreased MSR amortization expense compared with amounts recorded in prior periods. Loan refinance activity represented 42% of total originations in the first half of 2005, as compared with 59% in the first half of 2004.

During the second quarter of 2005 however, long-term rates declined, which caused temporary impairment of the value of MSRs.

The net servicing related income amounts in the tables do not reflect approximately $14 million of unrealized gains, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as net interest income of $4 million on these securities.

Additional commentary regarding risk management associated with the MSRs economic hedging program is presented on pages 48-49 of this Form 10-Q.

      Originations and Sales Related Income (Expense)

The increase in originations and sales related income for both the second quarter and first six months of 2005 was attributable to a higher basis point gain on each individual sale driven by less market volatility as compared with 2004. During 2005, residential mortgages originated with the intention to sell was consistent with 2004, although a greater proportion of adjustable rate residential mortgage loans is being sold in 2005, which previously would have been held on HUSI's balance sheet.

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

------------------------------------------------------------------------------------
                                                                 Increase (Decrease)
                                                                 -------------------
                                             2005        2004     Amount           %
------------------------------------------------------------------------------------
                                                                  (in millions)
Three months ended June 30:
Trading revenues .....................    $    35     $    78    $   (43)        (55)
Net interest income ..................          4          20        (16)        (80)
                                          -------     -------    -------     -------
Trading related revenues .............    $    39     $    98    $   (59)        (60)
                                          =======     =======    =======     =======

Business:
       Derivative instruments ........    $    18     $    42    $   (24)        (57)
       Treasury (primarily securities)        (11)         15        (26)       (173)
       Foreign exchange ..............         26          29         (3)        (10)
       Precious metals ...............          8          11         (3)        (27)
       Other trading .................         (2)          1         (3)       (300)
                                          -------     -------    -------     -------
Trading related revenues .............    $    39     $    98    $   (59)        (60)
                                          =======     =======    =======     =======

Six months ended June 30:
Trading revenues .....................    $   131     $   168    $   (37)        (22)
Net interest income ..................         21          36        (15)        (42)
                                          -------     -------    -------     -------
Trading related revenues .............    $   152     $   204    $   (52)        (25)
                                          =======     =======    =======     =======

Business:
       Derivative instruments ........    $    59     $    85    $   (26)        (31)
       Treasury (primarily securities)          3          16        (13)        (81)
       Foreign exchange ..............         63          63         --          --
       Precious metals ...............         25          28         (3)        (11)
       Other trading .................          2          12        (10)        (83)
                                          -------     -------    -------     -------
Trading related revenues .............    $   152     $   204    $   (52)        (25)
                                          =======     =======    =======     =======


Decreased trading related revenues during the second quarter of 2005 was a direct result of the following factors:

o difficult trading markets during the quarter had a significant negative impact on proprietary results associated with credit derivatives and treasury trading businesses;

o a rising interest rate environment resulted in negative mark to market adjustments associated with U.S. Treasury securities held for trading purposes; and

o a flattening yield curve during the quarter resulted in tightening interest rate margins associated with treasury trading assets.

Security Gains, Net

The following table presents realized security gains and losses included in the consolidated statement of income.

-----------------------------------------------------------------------------------------------------------------------------
                                                                         2005                              2004
                                                            -------------------------------   -------------------------------
                                                               Gross      Gross         Net      Gross      Gross         Net
                                                            Realized   Realized    Realized   Realized   Realized    Realized
                                                               Gains   (Losses)       Gains      Gains   (Losses)       Gains
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Three months ended June 30:
Net security gains included in:
      Security gains, net ...............................   $     65    $    (1)   $     64   $      3    $    --    $      3
                                                            ========    =======    ========   ========    =======    ========

Six months ended June 30:
Net security gains included in:
      Residential mortgage banking
        related revenue .................................   $     --    $    --    $     --   $      8    $    --    $      8
      Security gains, net ...............................         88         (1)         87         47         (6)         41
                                                            --------    -------    --------   --------    -------    --------
                                                            $     88    $    (1)   $     87   $     55    $    (6)   $     49
                                                            ========    =======    ========   ========    =======    ========

HUSI maintains various securities portfolios as part of its overall liquidity, balance sheet diversification and risk management strategy. During the first six months of 2005, approximately $27 million of gains were realized on securities sold to address interest rate sensitivity and balance sheet diversification needs, as compared with gains of $30 million for the same 2004 period. Also during 2005, HUSI reduced its exposure in Latin American securities, resulting in gains of $10 million, as compared with $16 million for the same 2004 period.

In June 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million.

Operating Expenses

The following table presents the components of operating expenses.

-----------------------------------------------------------------------------------------------
                                                                            Increase (Decrease)
-----------------------------------------------------------------------------------------------
                                                           2005      2004    Amount           %
-----------------------------------------------------------------------------------------------
                                                                    (in millions)
Three months ended June 30:
Salaries and employee benefits ......................   $   254   $   242   $    12           5
Occupancy expense, net ..............................        43        42         1           2
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services .....        51        44         7          16
      Fees paid to HSBC Finance Corporation for loan
        servicing and other administrative support ..       100         7        93       1,329
      Other fees, primarily treasury and traded
        markets services ............................        67        55        12          22
                                                        -------   -------   -------    --------
                                                            218       106       112         106
                                                        -------   -------   -------    --------
Other expenses:
      Equipment and software ........................        22        29        (7)        (24)
      Marketing .....................................        18         9         9         100
      Outside services ..............................        30        27         3          11
      Professional fees .............................        15        12         3          25
      Telecommunications ............................         5         5        --          --
      Postage, printing and office supplies .........         7         6         1          17
      Insurance business ............................         3         8        (5)        (63)
      Other .........................................        69        34        35         103
                                                        -------   -------   -------    --------
      Total other expenses ..........................       169       130        39          30
                                                        -------   -------   -------    --------
Total operating expenses ............................   $   684   $   520   $   164          32
                                                        =======   =======   =======    ========
Personnel - average number ..........................    11,134    11,776      (642)         (5)

----------------------------------------------------------------------------------------------
                                                                           Increase (Decrease)
----------------------------------------------------------------------------------------------
                                                          2005      2004    Amount           %
----------------------------------------------------------------------------------------------
                                                                    (in millions)
Six months ended June 30:
Salaries and employee benefits .....................   $   520   $   494   $    26           5
Occupancy expense, net .............................        85        82         3           4
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ....       100        82        18          22
      Fees paid to HSBC Finance Corporation for loan
        servicing and other administrative support .       204        11       193       1,755
      Other fees, primarily treasury and traded
        markets services ............................      132        99        33          33

                                                       -------   -------   -------    --------
                                                           436       192       244         127
                                                       -------   -------   -------    --------
Other expenses:
      Equipment and software .......................        46        57       (11)        (19)
      Marketing ....................................        33        21        12          57
      Outside services .............................        55        51         4           8
      Professional fees ............................        29        20         9          45
      Telecommunications ...........................        10         8         2          25
      Postage, printing and office supplies ........        13        12         1           8
      Insurance business ...........................         9        11        (2)        (18)
      Other ........................................       102        60        42          70
                                                       -------   -------   -------    --------
      Total other expenses .........................       297       240        57          24
                                                       -------   -------   -------    --------
Total operating expenses ...........................   $ 1,338   $ 1,008   $   330          33
                                                       =======   =======   =======    ========
Personnel - average number .........................    10,982    11,897      (915)         (8)

All increases and decreases referred to below for the second quarter and for the first six months of 2005 represent comparisons with the same 2004 periods.

      Overview

Total operating expenses increased $164 million (32%) in the second quarter of 2005, and increased $330 million in the first six months of 2005. Increases in various HSBC affiliate charges and in salaries and employee benefits were the primary drivers of increased expenses.

      Salaries and Employee Benefits

Salaries and employee benefits increased approximately 5% in the second quarter and the first six months of 2005. Increased payroll taxes and fringe benefit expenses were partially offset by the impact on salaries of a decrease in the average number of personnel employed and by decreased incentive compensation expenses, primarily in CIBM.

In March 2005, HSBC transferred a subsidiary to HUSI that provides accounting and valuation services to hedge fund clients. During the second quarter and the first half of 2005, this new business resulted in $6 million and $8 million respectively, of salaries and employee benefits expenses.

During 2004, HUSI transferred its brokerage subsidiary and most of its branch operations in Panama to HSBC affiliates, resulting in decreased salaries and related expenses, which were partially offset by expansion in regional banking, which is included in the PFS segment and in the treasury and traded markets businesses, which are included in the CIBM segment.

      Support Services From HSBC Affiliates

Fees are charged by various related HSBC affiliate entities for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. The increase for 2005 primarily relates to origination and servicing of various receivables acquired from HSBC Finance Corporation. Additional details regarding HSBC affiliate charges are presented in Note 10 of the consolidated financial statements beginning on page 12 of this Form 10-Q.

The overall increases in HSBC affiliate charges are due primarily to the following activity:

o fees charged by HTSU for technology services expenses have increased in 2005, as HUSI continued to upgrade its automated technology environment. Equipment and software costs included in other expenses have decreased in 2005, as these costs are now included in the charges by HTSU;

o fees charged by HSBC Finance Corporation for loan origination and servicing expenses have increased significantly due to increased services related to the private label receivable portfolio and other loans acquired from HSBC Finance Corporation and from their correspondents. Fees charged by HSBC Finance Corporation for various administrative services have also increased as a result of specific initiatives to centralize administrative functions; and

o fees charged by HSBC Markets and other HSBC affiliates for treasury and traded markets services provided to HUSI's CIBM business segment have also increased in 2005 due primarily to business expansion initiatives.

      Other Expenses

Other includes fraud losses of $7 million in the second quarter of 2005, and $14 million in the first six months of 2005, which are directly related to the private label receivable portfolio acquired from HSBC Finance Corporation in December 2004.

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. The provision for losses associated with these off-balance sheet exposures increased $12 million in the second quarter of 2005 and $6 million for the first six months of 2005. Additional analysis of off-balance sheet exposures begins on page 44 of this Form 10-Q.

Various business expansion initiatives have resulted in general increases in other expenses during 2005.

BUSINESS SEGMENTS
--------------------------------------------------------------------------------

The Personal Financial Services (PFS), Commercial Banking (CMB), Corporate, Investment Banking and Markets (CIBM), Private Banking (PB) and Other segments are described on pages 5-6 of HUSI's 2004 Form 10-K.

Effective for the first quarter of 2005, the following table reflects a new business segment, Consumer Finance (CF), which was reported as a component of PFS in prior periods. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to various consumer loans and retained interests in securitized receivable trusts purchased from HSBC Finance Corporation, and consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs, begun in 2003.

The PFS segment continues to include credit card receivables acquired on a daily basis, related to account relationships which HUSI sold to HSBC Finance Corporation in 2004.

The net interest income component in the following table reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology. Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business, included in PFS, from CIBM. For comparability purposes, 2004 segment results were also restated, increasing CIBM revenues by $84 million for the first six months of 2004, with the offsetting decrease to PFS revenues.

The following table summarizes the results for each segment.

-------------------------------------------------------------------------------------------------------------------

                                    PFS          CF          CMB        CIBM           PB        Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                                  (in millions)
Three months ended June 30:
2005
   Net interest income (1)    $     302   $     166    $     155   $     123    $      42    $      (3)   $     785
   Other revenues .........          86          67           48          98          104           10          413
                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
   Total revenues .........         388         233          203         221          146            7        1,198
   Operating expenses (2) .         248         110           90         172           64           --          684
                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
   Working contribution ...         140         123          113          49           82            7          514
   Provision for credit
     losses (3) ...........          22         152            4          (7)          (1)          --          170
                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
   Income before income
     tax expense ..........   $     118   $     (29)   $     109   $      56    $      83    $       7    $     344
                              =========   =========    =========   =========    =========    =========    =========

   Average assets .........   $  50,088   $  18,608    $  15,708   $  55,430    $   5,146    $     315    $ 145,295
   Average liabilities/
     equity (4) ...........      44,598         644       17,176      73,357        9,508           12      145,295
   Goodwill at June 30 (5)        1,167          --          468         631          428           --        2,694

2004
   Net interest income (1).   $     261   $      49    $     147   $     203    $      31    $      (2)   $     689
   Other revenues .........          76          --           48         117           52            5          298
                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
   Total revenues .........         337          49          195         320           83            3          987
   Operating expenses (2) .         239           4           93         126           58           --          520
                              ---------   ---------    ---------   ---------    ---------    ---------    ---------
   Working contribution ...          98          45          102         194           25            3          467
   Provision for credit
     losses (3) ...........          26           1            6         (27)          --           --            6
                              ---------    ---------   ---------   ---------    ---------    ---------    ---------
   Income before income
     tax expense ..........   $      72   $      44    $      96   $     221    $      25    $       3    $     461
                              =========   =========    =========   =========    =========    =========    =========

   Average assets .........   $  38,755   $   4,203    $  13,657   $  45,399    $   3,814    $     297    $ 106,125
   Average liabilities/
     equity (4) ...........      33,484          (3)      15,556      48,097        8,991           --      106,125
   Goodwill at June 30 (5)        1,209          --          495         631          428           --        2,763

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

(5) The reduction in goodwill from June 30, 2004 to June 30, 2005 resulted from the sale or transfer of certain domestic and foreign operations during 2004.

-------------------------------------------------------------------------------------------------------------------

                                   PFS          CF          CMB         CIBM           PB        Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                                 (in millions)
Six months ended June 30:
2005
   Net interest income (1)   $     602   $     296    $     309    $     277    $      82    $      (6)   $   1,560
   Other revenues ........         214         147           86          265          162           17          891
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Total revenues ........         816         443          395          542          244           11        2,451
   Operating expenses (2)          499         217          188          306          128           --        1,338
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Working contribution ..         317         226          207          236          116           11        1,113
   Provision for credit
     losses (3) ..........          44         261           (1)         (25)          (2)          --          277
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Income before income
     tax expense .........   $     273   $     (35)   $     208    $     261    $     118    $      11    $     836
                             =========   =========    =========    =========    =========    =========    =========

   Average assets ........   $  50,418   $  18,446    $  15,316    $  54,273    $   4,934    $     312    $ 143,699
   Average liabilities/
     equity (4) ..........      44,168         589       16,679       72,803        9,454            6      143,699

2004
   Net interest income (1)   $     529   $      86    $     289    $     382    $      62    $      (5)   $   1,343
   Other revenues ........         139          --           85          283          113           12          632
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Total revenues ........         668          86          374          665          175            7        1,975
   Operating expenses (2)          469           6          174          239          120           --        1,008
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Working contribution ..         199          80          200          426           55            7          967
   Provision for credit
     losses (3) ..........          43           3           (3)         (61)          (2)          --          (20)
                             ---------   ---------    ---------    ---------    ---------    ---------    ---------
   Income before income
     tax expense .........   $     156   $      77    $     203    $     487    $      57    $       7    $     987
                             =========   =========    =========    =========    =========    =========    =========

   Average assets ........   $  35,919   $   3,499    $  13,363    $  46,089    $   3,714    $     297    $ 102,881
   Average liabilities/
     equity (4) ..........      32,554          (2)      14,106       47,054        9,169           --      102,881

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

(5) The reduction in goodwill from June 30, 2004 to June 30, 2005 resulted from the sale or transfer of certain domestic and foreign operations during 2004.

All increases and decreases referred to on the following pages for the second quarter 2005 and for the first six months of 2005 represent comparisons with the same 2004 periods.

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

      Personal Financial Services (PFS)

Net interest income increased $41 million (16%) in the second quarter and increased $73 million (14%) in the first half of 2005, due primarily to:

o significant growth in average balances for residential mortgage loans, particularly adjustable rate products, partially offset by the lower average yields on the adjustable rate loans;

o     more favorable interest rate spreads on personal deposits; and

o offset by $16 million of amortization of premium paid during the first half of 2005 for credit card receivables acquired on a daily basis from HSBC Finance Corporation. These receivables are related to various credit card relationships sold to HSBC Finance Corporation in 2004.

Other revenues increased $10 million (13%) in the second quarter and increased $75 million (54%) in the first half of 2005, due primarily to the following:

o non-interest residential mortgage banking revenue increased $4 million in the second quarter and increased $51 million in the first half of 2005. Commentary regarding residential mortgage banking revenue begins on page 27 of this Form 10-Q;

o in May 2005, HUSI sold property to an unaffiliated third party. Approximately $14 million of the gain realized on this sale was recorded in the PFS segment; and

o effective in October 2004, HBUS is the originating lender for HSBC Finance Corporation's Taxpayer Financial Services program. Gains recognized for tax refund anticipation loans sold to HSBC Finance Corporation were approximately $19 million in the first half of 2005.

Operating expenses increased $9 million (4%) in the second quarter and increased $30 million (6%) for the first half of 2005, due primarily to:

o increased personnel, marketing and other direct expenses associated with expanded consumer lending and retail banking operations; and

o increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment.

      Consumer Finance (CF)

This segment includes the $12 billion private label receivable portfolio (PLRP) acquired in December 2004 from HSBC Finance Corporation, and other consumer loans acquired from HSBC Finance Corporation and their correspondents beginning in 2003. The following table summarizes the impact of the PLRP on earnings for this segment for the first half of 2005.

----------------------------------------------------------------
Six months ended June 30, 2005             PLRP    Other   Total
----------------------------------------------------------------
                                              (in millions)
Net interest income ...................   $ 181    $ 115   $ 296
Other revenues ........................     147       --     147
                                          -----    -----   -----
Total revenues ........................     328      115     443
Operating expenses ....................     208        9     217
                                          -----    -----   -----
Working contribution ..................     120      106     226
Provision for credit losses ...........     248       13     261
                                          -----    -----   -----
Income (loss) before income tax expense   $(128)   $  93   $ (35)
                                          =====    =====   =====

Interest income for the PLRP has been partially offset by approximately $285 million of amortization of the initial premium paid for the portfolio. Although the amortization period for the initial premium is two years, amortization is heavily front loaded for 2005 in relation to runoff of the receivable balances purchased.

Other revenues for the PLRP for the first half of 2005 is comprised of the following:

o     approximately $78 million of credit card and other fees from customers;
      and

o approximately $69 million of securitization revenue from residual interests in securitized credit card receivables acquired as part of the PLRP purchase.

Operating expenses for the PLRP are primarily fees paid to HSBC Finance Corporation for loan servicing. Additional direct expenses for management of the portfolio, including technology services and fraud losses, have also been incurred.

The provision for credit losses of $248 million for the PLRP for the first half of 2005 is consistent with historical experience for this portfolio. Commentary regarding credit quality begins on page 39 of this Form 10-Q.

New domestic private label credit card receivable originations are purchased from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, in the first quarter of 2006, HSBC Finance Corporation's domestic private label business will change the required minimum monthly payment amounts for their domestic private label credit card accounts. Preliminary estimates of the potential impact to the CF segment are based on numerous assumptions and take into account a number of factors that are difficult to predict, such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. It is anticipated that the changes, which will reduce the premium associated with these daily purchases, reduce fee income, and increase the provision for credit losses beginning in 2006, will not have a material impact on consolidated results. However, this change may have a material impact on the results of the CF segment in 2006.

      Commercial Banking (CMB)

Net interest income increased $8 million (5%) in the second quarter and $20 million (7%) in the first half of 2005, resulting from successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs. CMB also benefited from more favorable interest rate spreads on deposits during 2005.

During the third quarter of 2004, HUSI transferred its Panamanian operations to an HSBC affiliate. As a result, commercial loans, deposits and related net interest income, included in the CMB segment, have decreased in 2005, partially offsetting the increases from business expansions noted above.

Operating expenses increased $14 million (8%) for the first half of 2005 as a direct result of business expansion initiatives and increased fees paid to HTSU for technology services as HUSI has continued to upgrade its technology environment.

      Corporate, Investment Banking and Markets (CIBM)

Net interest income decreased $80 million (39%) in the second quarter and decreased $105 million (27%) in the first half of 2005. Recent increases in short-term interest rates, which have favorably impacted interest rate spreads for deposit generating businesses such as PFS and CMB, have had an adverse impact on CIBM funding costs in 2005.

Other revenues decreased $19 million (16%) in the second quarter and decreased $18 million (6%) in the first half of 2005. Decreased trading revenues resulting from difficult market conditions in the second quarter of 2005 were partially offset by increased fee-based income and increased gains on the sale of securities. Commentary regarding trading revenues and securities gains begins on page 30 of this Form 10-Q.

Operating expenses increased $46 million (37%) in the second quarter and increased $67 million (28%) in the first half of 2005, due to:

o increased direct expenses associated with expanded operations in foreign exchange, risk management products, and transaction banking business;

o increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business;

o increased fees paid to HTSU for technology services, as CIBM required additional information technology resources to support system conversions and business expansion; and

o partially offsetting the above increases was a decrease in incentive compensation expense resulting from a change in the amortization period utilized for share-based compensation.

The provision for credit losses increased $20 million (74%) in the second quarter and increased $36 million (59%) in the first half of 2005. The net provision credit of $61 million for the first half of 2004 reflected a period of unusually low loan charge offs and relatively high recoveries of amounts previously charged off. The net provision credit of $25 million for the first half of 2005 resulted from continuation of relatively low charge offs, and a specific $17 million recovery of a loan previously charged off.

      Private Banking (PB)

Net interest income increased $11 million (35%) in the second quarter and increased $20 million (32%) in the first half of 2005. Average earning assets associated with this segment, primarily commercial loans, increased approximately 39% for the first half of the year. Operating expenses have also increased as additional resources have been allocated to this segment to expand the services provided to high net worth domestic and foreign individuals.

Other revenues includes the following transactions for 2005 and 2004:

o in June 2005, shares in a foreign equity fund were sold to an HSBC affiliate, resulting in a gain of approximately $48 million;

o during the first quarter of 2005, HUSI recognized a nominal gain on the sale of a portion of its personal trust business, which was recorded in other revenues; and

o during the first quarter of 2004, HUSI realized higher revenue from a foreign equity investment, as compared with the first quarter of 2005.

CREDIT QUALITY
--------------------------------------------------------------------------------

HUSI's policies and critical estimates associated with its allowance for credit losses are summarized on pages 15-16, 37-38 and 77-78 of HUSI's 2004 Form 10-K. There have been no material revisions to policies or methodologies in the first six months of 2005.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.

----------------------------------------------------------------------------------------------------------------
                                                 June 30,   March 31,   December 31,   September 30,    June 30,
Quarter ended                                        2005        2005           2004            2004        2004
----------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Balance at beginning of quarter .............    $    773   $     788   $        340   $         347   $     357
Allowance related to acquisitions and
 (dispositions), net ........................          --          --            505             (11)         --

    Charge offs:
        Commercial ..........................          17           6             22              18          11
        Consumer:
            Residential mortgages ...........           6           4              5               2           3
            Credit card receivables .........         160         159             17              17          16
            Other consumer loans ............          23          30              6               6           5
                                                 --------   ---------   ------------   -------------   ---------
            Total consumer loans ............         189         193             28              25          24
                                                 --------   ---------   ------------   -------------   ---------
        Total charge offs ...................         206         199             50              43          35
                                                 --------   ---------   ------------   -------------   ---------

    Recoveries on loans charged off:
        Commercial ..........................           7          23             12              16          14
        Consumer:
            Residential mortgages ...........          --          --              1              --           1
            Credit card receivables .........          37          44              2               2           2
            Other consumer loans ............           9          10              2               2           2
                                                 --------   ---------   ------------   -------------   ---------
            Total consumer loans ............          46          54              5               4           5
                                                 --------   ---------   ------------   -------------   ---------
        Total recoveries ....................          53          77             17              20          19
                                                 --------   ---------   ------------   -------------   ---------

    Total net charge offs ...................         153         122             33              23          16
                                                 --------   ---------   ------------   -------------   ---------

    Provision charged (credited) to income:
        Commercial ..........................          (1)        (25)           (45)              3         (19)
        Consumer:
            Residential mortgages ...........          12          (1)            11               3           4
            Credit card receivables .........         141         108              9              14          18
            Other consumer loans ............          18          25              1               7           3
                                                 --------   ---------   ------------   -------------   ---------
                Total consumer loans ........         171         132             21              24          25
                                                 --------   ---------   ------------   -------------   ---------

        Total provision .....................         170         107            (24)             27           6
                                                 --------   ---------   ------------   -------------   ---------

    Balance at end of quarter ...............    $    790   $     773   $        788   $         340   $     347
                                                 ========   =========   ============   =============   =========

    Allowance ratios:
        Annualized net charge offs to average
         loans ..............................         .71%        .58%           .19%            .14%        .11%
        Quarter-end allowance to:
            Quarter-end total loans .........         .90%        .90%           .93%            .51%        .56%
            Quarter-end total nonaccruing
             loans ..........................      351.11%     318.11%        298.48%         117.24%     116.05%

The following table provides a summary of credit quality statistics.

---------------------------------------------------------------------------------------------------------------------------

                                                          June 30,     March 31,   December 31,    September 30,   June 30,
                                                              2005          2005           2004            2004        2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Nonaccruing loans
     Balance at end of period:
          Commercial:
               Construction and other real estate ....   $      29    $      28    $         33    $         24    $     33
               Other commercial ......................          81           99             117             152         161
                                                         ---------    ---------    ------------    ------------    --------
               Total commercial ......................         110          127             150             176         194
                                                         ---------    ---------    ------------    ------------    --------
          Consumer:
               Residential mortgages .................         115          116             113              94          82
               Credit card receivables ...............          --           --              --              19          20
               Other consumer loans ..................          --           --               1               1           3
                                                         ---------    ---------    ------------    ------------    --------
               Total consumer loans ..................         115          116             114             114         105
                                                         ---------    ---------    ------------    ------------    --------
     Total nonaccruing loans .........................   $     225    $     243    $        264    $        290    $    299
                                                         =========    =========    ============    ============    ========

     As a percent of loans:
          Commercial:
               Construction and other real estate ....         .33%         .33%            .40%            .30%        .43%
               Other commercial ......................         .53          .66             .80            1.18        1.35
                                                         ---------    ---------    ------------    ------------    --------
               Total commercial ......................         .46          .54             .65             .84         .99
                                                         ---------    ---------    ------------    ------------    --------
          Consumer:
               Residential mortgages .................         .24          .24             .24             .22         .21
               Credit card receivables ...............          --           --              --            1.69        1.75
               Other consumer loans ..................          --           --             .03             .05         .15
                                                         ---------    ---------    ------------    ------------    --------
               Total consumer loans ..................         .18          .18             .18             .25         .25
                                                         ---------    ---------    ------------    ------------    --------
     Total ...........................................         .26%         .28%            .31%            .43%        .48%
                                                         =========    =========    ============    ============    ========

Interest income on nonaccruing loans (quarterly total):
     Amount which would have been recorded
      had the associated loans been current in
      accordance with their original terms ...........   $       7    $       5    $          6    $          5    $      5
     Amount actually recorded ........................           1            3               5               5           4

Accruing loans contractually past due 90 days
 or more as to principal or interest:
     Total commercial ................................   $       7    $      13    $         13    $         15    $      6
                                                         ---------    ---------    ------------    ------------    --------
     Residential mortgages ...........................          --            1               1               2           1
     Credit card receivables ........................          206          210             223               3           2
     Other consumer loans ............................          14           15              22              16          13
                                                         ---------    ---------    ------------    ------------    --------
          Total consumer loans .......................         220          226             246              21          16
                                                         ---------    ---------    ------------    ------------    --------
     Total accruing loans contractually past due
      90 days or more ................................   $     227    $     239    $        259    $         36    $     22
                                                         =========    =========    ============    ============    ========

Criticized assets (balance at end of period):
     Special mention .................................   $     706    $     728    $        784    $        734    $    673
     Substandard .....................................         761          535             590             383         532
     Doubtful ........................................          28           34              46              67          66
                                                         ---------    ---------    ------------    ------------    --------
     Total ...........................................   $   1,495    $   1,297    $      1,420    $      1,184    $  1,271
                                                         =========    =========    ============    ============    ========

Impaired loans:
     Balance at end of period ........................   $     102    $     119    $        236    $        252    $    281
     Amount with impairment reserve ..................          79           96             210             233         263
     Impairment reserve ..............................          19           21              18              38          38

Other real estate and owned assets:
     Balance at end of period ........................   $      25    $      20    $         15    $         14    $     17
     Ratio of total nonaccruing loans, other real
      estate and owned assets to total assets ........         .17%         .19%            .20%            .25%        .28%

      Overview

The allowance for credit losses increased $17 million (2%) during the second quarter of 2005 and increased $2 million (less than 1%) during the first six months of 2005. Total provision for credit losses of $277 million for the first six months of 2005 was offset by total net charge offs of $275 million.

The allowance for credit losses increased $443 million from June 30, 2004 to June 30, 2005, primarily due to the addition of reserves associated with the acquisition of approximately $12 billion of private label receivables from HSBC Finance Corporation in December of 2004.

      Commercial Loan Credit Quality

The allowance for credit losses associated with commercial loan portfolios decreased $11 million during the second quarter and decreased $20 million during the first six months of 2005. For the first six months of 2005 net recoveries of $7 million were more than offset by a $27 million credit in the provision for credit losses associated with commercial loans.

General improvement of commercial loan credit quality continued during the second quarter, as evidenced by decreased nonaccruing loan balances, and decreased impaired loans balances.

Criticized assets classified as "substandard" increased $226 million during the quarter, primarily due to the addition of non-investment grade securities to the calculation of these assets. Excluding these securities, criticized assets, primarily commercial loans, have declined in 2005 among all classifications.

HUSI expects that a more normalized commercial credit environment for the remainder of 2005 will result in lower recoveries and higher provision expense. Although overall commercial credit quality is expected to remain stable and well controlled, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

      Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables increased $18 million in the second quarter and increased $11 million during the first six months of 2005. Net charge offs of $238 million in the first six months of 2005 were more than offset by provision for credit losses expense of $249 million. This activity is a direct result of the private label receivable portfolio acquired from HSBC Finance Corporation in December 2004, which primarily consisted of credit card receivables. The acquired portfolio is considered to be prime credit quality, with historical credit losses ranging from 5%-6% over the past few years.

The following table provides certain credit quality data for credit card receivables. Credit card credit quality was generally stable in the first six months of 2005. The June 30, 2004 data pertains to HUSI's credit card portfolio held prior to acquisition of the private label receivable portfolio.

---------------------------------------------------------------------------------------------------------------
                                                                June 30,   March 31,   December 31,    June 30,
                                                                    2005        2005           2004        2004
---------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Accruing credit card receivables contractually past due
   90 days or more:
      Balance at end of quarter .............................   $    206    $    210    $       223    $      2
      As a percent of total credit card receivables .........       1.60%       1.75%          1.85%        .17%

Allowance for credit losses associated with credit card
  receivables:
      Balance at end of quarter .............................   $    559    $    541    $       548    $     50
      As a percent of total credit card receivables .........       4.34%       4.51%          4.54%       4.37%

Net charge offs of credit card receivables:
      Total for the quarter ended ...........................   $    123    $    115    $        15    $     14
      Annualized net charge offs as a percent of
        average credit card receivables for the quarter .....       3.89%       3.83%          4.05%       4.98%

Receivables included in the private label receivable portfolio are generally maintained in accruing status until being charged off six months after delinquency.

      Other Consumer Loan Credit Quality

The allowance for credit losses associated with residential mortgage and other consumer loans increased $10 million in the second quarter and in the first six months of 2005. Provision for credit losses expense of $54 million for the first six months of 2005, primarily associated with various installment lending portfolios, was partially offset by net charge offs of $44 million, also primarily from installment lending portfolios.

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

      Credit and Market Risk Associated with Derivative Contracts

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

------------------------------------------------------------------------------------------------
                                                                        June 30,    December 31,
                                                                            2005            2004
------------------------------------------------------------------------------------------------
                                                                            (in millions)
Credit risk exposure associated with derivative contracts:
      Total fair value of derivative receivables .................   $     7,523    $      9,607
      Collateral held against exposure ...........................        (2,234)         (4,091)
                                                                     -----------    ------------
Net credit risk exposure .........................................   $     5,289    $      5,516
                                                                     ===========    ============

Net fair value of all derivative contracts .......................   $       (18)   $       (249)
                                                                     ===========    ============

      Notional Values of Derivative Contracts

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

The following table summarizes the notional values of derivative contracts.

------------------------------------------------------------------------------------------------
                                                                        June 30,    December 31,
                                                                            2005            2004
------------------------------------------------------------------------------------------------
                                                                            (in millions)
Interest rate:
      Futures and forwards .......................................   $    75,679    $     79,830
      Swaps ......................................................     1,527,997       1,219,657
      Options written ............................................       133,899         105,582
      Options purchased ..........................................       124,805          90,635
                                                                     -----------    ------------
                                                                       1,862,380       1,495,704
                                                                     -----------    ------------
Foreign exchange:
      Swaps, futures and forwards ................................       272,722         234,424
      Options written ............................................        37,232          42,719
      Options purchased ..........................................        38,344          43,200
      Spot .......................................................        50,691          21,927
                                                                     -----------    ------------
                                                                         398,989         342,270
                                                                     -----------    ------------
Commodities, equities and precious metals:
      Swaps, futures and forwards ................................        55,538          40,876
      Options written ............................................        12,200          10,648
      Options purchased ..........................................        13,790          11,729
                                                                     -----------    ------------
                                                                          81,528          63,253
                                                                     -----------    ------------

Credit derivatives ...............................................       286,161         135,937
                                                                     -----------    ------------

Total ............................................................   $ 2,629,058    $  2,037,164
                                                                     ===========    ============

OFF-BALANCE SHEET ARRANGEMENTS
--------------------------------------------------------------------------------

The following table provides maturity information related to off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 43-44 of HUSI's 2004 Form 10-K.

--------------------------------------------------------------------------------------------------------
                                                            One      Over One         Over
                                                           Year       Through         Five
June 30, 2005                                           or Less    Five Years        Years         Total
--------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Standby letters of credit, net of participations ..   $   3,796    $    1,854    $     129    $    5,779 (1)
Commercial letters of credit ......................         911            38           --           949
Loan sales with recourse ..........................          --             1            8             9 (2)
Credit derivative contracts .......................       2,263       137,007       13,478       152,748 (3)
Commitments to extend credit:
      Commercial ..................................      18,673        22,694        3,572        44,939
      Consumer ....................................       6,346            --           --         6,346
Commitments to deliver mortgage backed securities .       2,827            --           --         2,827
Securities lending indemnifications ...............       4,547            --           --         4,547
                                                      ---------    ----------    ---------    ----------
Total .............................................   $  39,363    $  161,594    $  17,187    $  218,144
                                                      =========    ==========    =========    ==========

(1)   Includes $460 million issued for the benefit of related parties.

(2)   $7 million of this amount is indemnified by third parties.

(3)   Includes $19,211 million issued for the benefit of related parties.

      Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the "stand ready obligation to perform" under these guarantees, amounting to $18 million and $15 million at June 30, 2005 and December 31, 2004 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $26 million and $28 million at June 30, 2005 and December 31, 2004 respectively.

      Securities Lending Indemnifications

HUSI may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers are indemnified against the risk of loss, and collateral is obtained from the borrower with a market value exceeding the value of the loaned securities. At June 30, 2005, the fair value of that collateral was approximately $4,636 million.

VARIABLE INTEREST ENTITIES (VIEs)
--------------------------------------------------------------------------------

The following table provides information for unconsolidated VIEs. Descriptions of these VIE relationships are included in pages 111-112 of HUSI's 2004 Form 10-K.

--------------------------------------------------------------------------------------------------------
                                                           June 30, 2005            December 31, 2004
                                                      -----------------------    -----------------------
                                                                      Maximum                    Maximum
                                                          Total      Exposure        Total      Exposure
                                                         Assets       to Loss       Assets       to Loss
--------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Asset backed commercial paper conduits ............   $   8,640    $    5,969    $   5,657    $    5,867
Securitization vehicles ...........................       1,080           546        1,062           552
Investment funds ..................................       2,257            --        2,832            36
Capital funding vehicles ..........................       1,093            32        1,093            32
Low income housing tax credits ....................       1,112           110          994            88
                                                      ---------    ----------    ---------    ----------
Total .............................................   $  14,182    $    6,657    $  11,638    $    6,575
                                                      =========    ==========    =========    ==========

      Asset Backed Commercial Paper Conduits

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into the financing entity, has no ownership interest, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.3 billion at June 30, 2005. These facilities are excluded from the table summarizing HUSI's involvement in VIEs.

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

-------------------------------------------------------------------------------------------------------------
                                                                 "Well-Capitalized"   June 30,   December 31,
                                                                      Minimum             2005           2004
-------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
      HUSI ....................................................       10.00%             12.67%         12.53%
      HBUS ....................................................       10.00              12.65          12.46
Tier 1 capital (to risk weighted assets)
      HUSI ....................................................        6.00               8.74           8.34
      HBUS ....................................................        6.00               8.99           8.66
Tier 1 capital (to average assets)
      HUSI ....................................................        3.00               6.84           7.20
      HBUS ....................................................        5.00               7.10           7.51
Tangible common equity (to risk weighted assets)
      HUSI ....................................................                           7.03           7.07
      HBUS ....................................................                           9.01           8.69

RISK MANAGEMENT
--------------------------------------------------------------------------------

Overview

Some degree of risk is inherent in virtually all of HUSI's activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI's businesses, it is addressed as a separate functional discipline. During the first six months of 2005, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI's approach to address liquidity risk is summarized on pages 49-50 of HUSI's 2004 Form 10-K.

HUSI's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At June 30, 2005, HUSI and HBUS maintained the following long and short-term debt ratings:

--------------------------------------------------------------------------------------------------------
                                   Short-Term Debt                             Long-Term Debt
                          -----------------------------------        -----------------------------------
                          Moody's          S&P          Fitch        Moody's          S&P          Fitch
                          -------         ----          -----        -------          ---          -----
HSBC USA Inc.               P-1           A-1            F1+           Aa3            A+            AA
HSBC Bank USA, N.A.         P-1           A-1+           F1+           Aa2            AA-           AA

HUSI periodically issues capital instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. In April 2005, HUSI issued 20,700,000 floating rate non-cumulative preferred shares. Total proceeds of this issuance, net of transaction fees, were approximately $500 million.

Commentary regarding growth and composition of the consolidated balance sheet is provided on pages 19-20 of this Form 10-Q.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI's assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 51-56 of HUSI's 2004 Form 10-K. During the first six months of 2005, there were no significant changes in policies or approach for managing interest rate risk.

      Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. In June 2005, HUSI's institutional PVBP movement limit was increased from $6.5 million to $7.5 million. The following table reflects the PVBP position at June 30, 2005.

--------------------------------------------------------------------------------
                                                                   June 30, 2005
--------------------------------------------------------------------------------
                                                                   (in millions)
Institutional PVBP movement limit .............................    $         7.5
PVBP position at period end ...................................              1.0

      Capital at Risk

Capital at risk is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. The projected changes in valuation are reflected on an after tax basis. The following table reflects the capital at risk position at June 30, 2005.

-----------------------------------------------------------------------------------------------------------------
                                                                                                    June 30, 2005
-----------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit ...................................................    +/-        10%
Projected change in value resulting from a gradual 200 basis point increase in interest rates ..                2
Projected change in value resulting from a gradual 100 basis point decrease in interest rates ..               (4)

The projected drop in value for a 100 basis point gradual decrease in rates is primarily related to the anticipated acceleration of prepayments for the held mortgage and mortgage backed securities portfolios in this lower rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

Capital at risk valuations are currently calculated using discounted cash flows anticipated for specific rate environments. A market based calculation, which relies less on discounted cash flows in favor of actual market valuations, is currently under development.

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

---------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2005
                                                                                               ----------------------
                                                                                                  Amount           %
---------------------------------------------------------------------------------------------------------------------
                                                                                               (in millions)
Projected change in net interest income (reflects projected rate movements on July 1, 2005):
      Institutional base earnings movement limit ...........................................                      (10)
      Change resulting from a gradual 200 basis point increase in the yield curve ..........   $       (144)       (4)
      Change resulting from a gradual 200 basis point decrease in the yield curve ..........            328         9
      Change resulting from a gradual 100 basis point increase in the yield curve ..........            (27)
      Change resulting from a gradual 100 basis point decrease in the yield curve ..........            243

Other significant scenarios monitored (reflects projected rate movements on July 1, 2005):
      Change resulting from an immediate 100 basis point increase in the yield curve .......            (96)
      Change resulting from an immediate 100 basis point decrease in the yield curve .......             76
      Change resulting from an immediate 200 basis point increase in the yield curve .......           (282)
      Change resulting from an immediate 200 basis point decrease in the yield curve .......             55
      Change resulting from an immediate 100 basis point increase in short-term rates ......           (159)

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

      Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect reported capital and some capital ratios. The mark to market valuation of available for sale securities is credited on a tax effected basis through other comprehensive income in the consolidated statement of changes in shareholders' equity. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2005, HUSI had an available for sale securities portfolio of approximately $16 billion with a net positive mark to market of $38 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities of available for sale securities would lower the mark to market by approximately $141 million to a net loss of $103 million with the following results on the tangible capital ratios.

-------------------------------------------------------------------------------
                                                          Proforma - Reflecting
                                                                25 Basis Points
June 30, 2005                                     Actual      Increase in Rates
-------------------------------------------------------------------------------
Tangible common equity to tangible assets ......    5.53%                  5.48%
Tangible common equity to risk weighted assets .    7.03                   6.96

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

      Trading Activities - Treasury

      Value at Risk

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a 10 day holding period.

-------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended June 30, 2005
                                              June 30,     --------------------------------      December 31,
                                                  2005     Minimum     Maximum      Average              2004
-------------------------------------------------------------------------------------------------------------
                                                                    (in millions)
Total trading .............................   $     16     $    15     $    46      $    25      $         41
Commodities ...............................          2           1          16            4                11
Credit derivatives ........................          9           5          23           10                 9
Equities ..................................          1          --           2            1                 1
Foreign exchange ..........................          5           2          21           10                 1
Interest rate .............................         22          14          48           27                27

      Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the first six months of 2005 shows that the largest daily gain was $13 million and the largest daily loss was $9 million.

----------------------------------------------------------------------------------------------------
Three months ended June 30, 2005
----------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities
                                                Below     $(2) to    $0 to    $2 to    $4 to    Over
(in millions)                                     $(2)         $0       $2       $4       $6      $6
Number of trading days market risk-related
  revenue was within the stated range .....        11          13       10       16        8       6

----------------------------------------------------------------------------------------------------
Six months ended June 30, 2005
----------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities
                                                Below     $(2) to    $0 to    $2 to    $4 to    Over
(in millions)                                     $(2)         $0       $2       $4       $6      $6
Number of trading days market risk-related
  revenue was within the stated range .....        11          23       37       30       14      10

      Trading Activities - Mortgage Banking

HUSI's MSRs hedging program is designed to minimize long-term economic volatility as opposed to short-term earnings volatility. The program is actively monitored to ensure that it supports anticipated business growth while at the same time limiting volatility in the mortgage banking results. The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

---------------------------------------------------------------------------------------------------------------------
                                                                                                June 30, 2005 Values
                                                                                               ----------------------
                                                                                                     Amount         %
---------------------------------------------------------------------------------------------------------------------
                                                                                               (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2005):
      Value of hedged MSRs portfolio .......................................................   $        285
      Change resulting from an immediate 50 basis point decrease in the yield curve:
         Change limit (no worse than) ......................................................                       (4)
         Calculated change in net market value .............................................             (4)       (1)
      Change resulting from an immediate 50 basis point increase in the yield curve:
         Change limit (no worse than) ......................................................                       (2)
         Calculated change in net market value .............................................              7         2
      Change resulting from an immediate 100 basis point increase in the yield curve:
         Change limit (no worse than) ......................................................                       (3)
         Calculated change in net market value .............................................             12         4

      Hedge Volatility

The following tables summarize the frequency distribution of the weekly economic value of the MSR asset, net of changes in the market value of the related hedge positions.

------------------------------------------------------------------------------------------------
Three months ended June 30, 2005
------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
  from market risk-related activities
                                                Below     $(4) to     $(2) to     $0 to     Over
(in millions)                                     $(4)        $(2)         $0        $2       $2
Number of trading weeks market risk-related
  revenue was within the stated range.......       --           2           4         4        3

------------------------------------------------------------------------------------------------
Six months ended June 30, 2005
------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
  from market risk-related activities
                                                Below     $(4) to     $(2) to     $0 to     Over
(in millions)                                    $(4)        $(2)          $0        $2       $2
Number of trading weeks market risk-related
  revenue was within the stated range.......        1           4           6         9        6

Item 3. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Interest Rate Risk Management" and "Trading Activities", beginning on page 46 of this Form 10-Q.

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

Disclosure Controls

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of HUSI's disclosure controls and procedures as of the end of the period covered by this report. The disclosure controls and procedures are designed to ensure that information required to be disclosed by HUSI in the reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

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

      Item 6 - Exhibits

               3(i) Registrant's Restated Certificate of Incorporation and Amendments thereto, Exhibit 3(i) to HUSI's March 31, 2005 Report on Form 10-Q, incorporated herein by reference.

                (ii) Registrant's By-Laws, as Amended and Restated, Exhibit 3(ii) to HUSI's March 31, 2005 Report on Form 10-Q, incorporated herein by reference.

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


                                     HSBC USA Inc.
                                     -------------
                                     (Registrant)


Date: August 1, 2005                 /s/ Joseph R. Simpson
                                     -------------------------------------------
                                     Joseph R. Simpson
                                     Chief Accounting Officer
                                     (On behalf of Registrant)