Form 10-Q
period 2005-09-30
HSBC USA INC /MD/
filed 2005-11-14
CIK 83246

CONFORMED
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

      or

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

                       Yes |_|                     No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                       Yes |_|                     No |X|

At October 31, 2005, all voting stock (706 shares of Common Stock, $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

================================================================================

                                  HSBC USA Inc.
                                    Form 10-Q

TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Item 1.  Consolidated Financial Statements
              Statement of Income .........................................    3
              Balance Sheet ...............................................    4
              Statement of Changes in Shareholders' Equity ................    5
              Statement of Cash Flows .....................................    6
              Notes to Consolidated Financial Statements ..................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations (MD&A)
              Average Balances and Interest Rates .........................   21
              Forward-Looking Statements ..................................   23
              Executive Overview ..........................................   23
              Basis of Reporting ..........................................   29
              Results of Operations .......................................   34
              Business Segments ...........................................   46
              Credit Quality ..............................................   54
              Derivative Instruments and Hedging Activities ...............   58
              Off-Balance Sheet Arrangements ..............................   60
              Variable Interest Entities (VIEs) ...........................   61
              Capital .....................................................   63
              Risk Management .............................................   63

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   68

Item 4.  Controls and Procedures ..........................................   68

Part II  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits .........................................................   69

Signature .................................................................   70

Part I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D  S T A T E M E N T  O F  I N C O M E

                                                            Three months ended September 30,    Nine months ended September 30,
                                                                       2005             2004              2005             2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Interest income:
    Loans ................................................          $ 1,192          $   779           $ 3,377          $ 2,060
    Securities ...........................................              225              220               650              651
    Trading assets .......................................               73               43               193              114
    Short-term investments ...............................               83               27               202               63
    Other ................................................                9                5                23               13
                                                                    -------          -------           -------          -------
Total interest income ....................................            1,582            1,074             4,445            2,901
                                                                    -------          -------           -------          -------
Interest expense:
    Deposits .............................................              476              226             1,199              544
    Short-term borrowings ................................               87               49               205              100
    Long-term debt .......................................              258              101               720              216
                                                                    -------          -------           -------          -------
Total interest expense ...................................              821              376             2,124              860
                                                                    -------          -------           -------          -------
Net interest income ......................................              761              698             2,321            2,041
Provision for credit losses ..............................              199               27               476                7
                                                                    -------          -------           -------          -------
Net interest income after provision for credit losses ....              562              671             1,845            2,034
                                                                    -------          -------           -------          -------
Other revenues:
    Trust income .........................................               21               23                65               71
    Service charges ......................................               52               54               158              158
    Other fees and commissions ...........................              192              110               481              341
    Securitization revenue ...............................               30               --                99               --
    Other income .........................................               25              200               180              283
    Residential mortgage banking revenue (expense) .......               31              (64)               41             (105)
    Trading revenues .....................................              137               21               268              188
    Security gains, net ..................................               17               18               105               59
                                                                    -------          -------           -------          -------
Total other revenues .....................................              505              362             1,397              995
                                                                    -------          -------           -------          -------
Operating expenses:
    Salaries and employee benefits .......................              257              219               778              714
    Occupancy expense, net ...............................               49               42               134              124
    Support services from HSBC affiliates ................              213               99               649              291
    Other expenses .......................................              154              120               451              360
                                                                    -------          -------           -------          -------
Total operating expenses .................................              673              480             2,012            1,489
                                                                    -------          -------           -------          -------
Income before income tax expense .........................              394              553             1,230            1,540
Income tax expense .......................................              142              214               450              551
                                                                    -------          -------           -------          -------
Net income ...............................................          $   252          $   339           $   780          $   989
                                                                    =======          =======           =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D  B A L A N C E  S H E E T

                                                                          September 30,    December 31,
                                                                                   2005            2004
-------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Assets
Cash and due from banks ...............................................        $  4,524        $  2,682
Interest bearing deposits with banks ..................................           2,132           2,776
Federal funds sold and securities purchased under resale agreements ...           4,311           3,126
Trading assets ........................................................          20,320          19,815
Securities available for sale .........................................          15,917          14,655
Securities held to maturity (fair value $3,392 and $4,042) ............           3,261           3,881
Loans .................................................................          89,409          84,947
Less - allowance for credit losses ....................................             852             788
                                                                               --------        --------
      Loans, net ......................................................          88,557          84,159
Properties and equipment, net .........................................             531             594
Intangible assets, net ................................................             394             352
Goodwill ..............................................................           2,694           2,697
Other assets ..........................................................           6,248           6,313
                                                                               --------        --------
Total assets ..........................................................        $148,889        $141,050
                                                                               ========        ========

Liabilities
Deposits in domestic offices:
  Noninterest bearing .................................................        $  8,557        $  7,639
  Interest bearing ....................................................          56,155          50,069
Deposits in foreign offices:
  Noninterest bearing .................................................             341             248
  Interest bearing ....................................................          22,064          22,025
                                                                               --------        --------
      Total deposits ..................................................          87,117          79,981
                                                                               --------        --------
Trading account liabilities ...........................................          11,202          12,120
Short-term borrowings .................................................           9,324           9,874
Interest, taxes and other liabilities .................................           4,610           4,370
Long-term debt ........................................................          24,800          23,839
                                                                               --------        --------
Total liabilities .....................................................         137,053         130,184
                                                                               --------        --------
Shareholders' equity
Preferred stock .......................................................           1,017             500
Common shareholder's equity:
  Common stock ($5 par; 150,000,000 shares authorized;
                        706 shares issued) ............................              --              --
  Capital surplus .....................................................           8,136           8,418
  Retained earnings ...................................................           2,668           1,917
  Accumulated other comprehensive income ..............................              15              31
      Total common shareholder's equity ...............................          10,819          10,366
                                                                               --------        --------
Total shareholders' equity ............................................          11,836          10,866
                                                                               --------        --------
Total liabilities and shareholders' equity ............................        $148,889        $141,050
                                                                               ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D  S T A T E M E N T  O F  C H A N G E S
I N  S H A R E H O L D E R S'  E Q U I T Y

                                                                                             Nine months ended September 30,
                                                                                                         2005           2004
----------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in millions)
Preferred stock
Balance, January 1, ......................................................................           $    500       $    500
Preferred stock issuance .................................................................                517             --
                                                                                                     --------       --------
Balance, September 30, ...................................................................              1,017            500
                                                                                                     --------       --------

Common stock
Balance, January 1 and September 30, .....................................................                 --             --
                                                                                                     --------       --------

Capital surplus
Balance, January 1, ......................................................................              8,418          6,027
Capital contribution from parent .........................................................                 10            408
Preferred stock issuance costs ...........................................................                (13)            --
Employee benefit plans, including transfers and other ....................................               (279)           (21)
                                                                                                     --------       --------
Balance, September 30, ...................................................................              8,136          6,414
                                                                                                     --------       --------

Retained earnings
Balance, January 1, ......................................................................              1,917            807
Net income ...............................................................................                780            989
Cash dividends declared:
    Preferred stock ......................................................................                (29)           (17)
    Common stock .........................................................................                 --           (125)
                                                                                                     --------       --------
Balance, September 30, ...................................................................              2,668          1,654
                                                                                                     --------       --------

Accumulated other comprehensive income (loss)
Balance, January 1, ......................................................................                 31            128
Net change in unrealized gains (losses) on securities ....................................               (110)           (45)
Net change in unrealized gains (losses) on derivatives classified as cash flow hedges ....                 93            (95)
Net change in unrealized gains on interest only strip receivables ........................                  5             --
Foreign currency translation adjustments .................................................                 (4)            (3)
                                                                                                     --------       --------
Other comprehensive loss, net of tax .....................................................                (16)          (143)
                                                                                                     --------       --------
Balance, September 30, ...................................................................                 15            (15)
                                                                                                     --------       --------
Total shareholders' equity, September 30, ................................................           $ 11,836       $  8,553
                                                                                                     ========       ========

Comprehensive income
Net income ...............................................................................           $    780       $    989
Other comprehensive loss .................................................................                (16)          (143)
                                                                                                     --------       --------
Comprehensive income .....................................................................           $    764       $    846
                                                                                                     ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D  S T A T E M E N T  O F  C A S H  F L O W S

                                                                                         Nine months ended September 30,
                                                                                                  2005              2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Cash flows from operating activities
    Net income ......................................................................         $    780          $    989
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation, amortization and deferred taxes ..............................              570               314
         Provision (credit) for credit losses .......................................              476                 7
         Net change in other accrual accounts .......................................              977                43
         Net change in loans held for sale ..........................................           (1,844)                1
         Net change in trading assets and liabilities ...............................           (1,454)             (534)
         Other, net .................................................................             (595)             (366)
                                                                                              --------          --------
              Net cash provided by (used in) operating activities ...................           (1,090)              454
                                                                                              --------          --------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ..............................              638            (1,330)
    Net change in short-term investments ............................................           (1,184)           (3,848)
    Net change in securities available for sale:
         Purchases of securities available for sale .................................           (7,790)           (8,971)
         Proceeds from sales of securities available for sale .......................            3,299             4,195
         Proceeds from maturities of securities available for sale ..................            3,074             4,568
    Net change in securities held to maturity:
         Purchases of securities held to maturity ...................................             (533)             (821)
         Proceeds from maturities of securities held to maturity ....................            1,159             1,437
    Net change in loans:
         Net change in credit card receivables ......................................           11,918               (69)
         Net change in other short-term loans .......................................             (293)             (743)
         Net originations and maturities of long-term loans .........................             (361)          (15,716)
         Loans purchased from HSBC Finance Corporation ..............................          (14,804)           (3,068)
         Sales of loans and other ...................................................               51               132
    Net change in tax refund anticipation loans program:
         Originations of loans ......................................................          (24,300)               --
         Sales of loans to HSBC Finance Corporation, including premium ..............           24,319                --
    Net cash provided by (used for) sales (acquisitions) of
         properties and equipment ...................................................               41               (18)
    Net cash provided by (used for) acquisitions (disposals) of branches and
         subsidiaries ...............................................................              (90)              196
    Other, net ......................................................................             (546)             (735)
                                                                                              --------          --------
              Net cash used in investing activities .................................           (5,402)          (24,791)
                                                                                              --------          --------
Cash flows from financing activities
    Net change in deposits ..........................................................            7,202            12,275
    Net change in short-term borrowings .............................................             (550)            4,926
    Net change in long-term debt:
         Issuance of long-term debt .................................................            1,696             8,542
         Repayment of long-term debt ................................................             (505)             (720)
    Preferred stock issuance ........................................................              517                --
    Capital contribution from parent ................................................               10               400
    Other reductions of capital surplus .............................................              (13)              (21)
    Dividends paid ..................................................................              (23)             (142)
                                                                                              --------          --------
              Net cash provided by financing activities .............................            8,334            25,260
                                                                                              --------          --------
Net change in cash and due from banks ...............................................            1,842               923
Cash and due from banks at beginning of period ......................................            2,682             2,534
                                                                                              --------          --------
Cash and due from banks at end of period ............................................         $  4,524          $  3,457
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

Interim financial statement disclosures regarding off-balance sheet arrangements are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section of this Form 10-Q.

Note 2. Securities
--------------------------------------------------------------------------------

At September 30, 2005 and December 31, 2004, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies, or U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders' equity.

The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

---------------------------------------------------------------------------------------------------------------------
                                                                                    Gross         Gross
                                                                   Amortized   Unrealized    Unrealized          Fair
September 30, 2005                                                      Cost        Gains        Losses         Value
---------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Securities available for sale:
      U.S. Treasury ...........................................     $    451     $     --      $     (6)     $    445
      U.S. Government sponsored enterprises(1) ................        8,973           12          (183)        8,802
      U.S. Government agency issued or guaranteed .............        3,929           13           (48)        3,894
      Obligations of U.S. states and political subdivisions ...          488           --            (6)          482
      Asset backed securities .................................        1,330            3            (3)        1,330
      Other domestic debt securities ..........................          237            5            (1)          241
      Foreign debt securities .................................          662            8            (2)          668
      Equity securities .......................................           49            6            --            55
                                                                    --------     --------      --------      --------
                                                                    $ 16,119     $     47      $   (249)     $ 15,917
                                                                    ========     ========      ========      ========

Securities held to maturity:
      U.S. Treasury ...........................................     $     87     $     --      $     --      $     87
      U.S. Government sponsored enterprises(1) ................        1,859           72            (6)        1,925
      U.S. Government agency issued or guaranteed .............          714           37            (2)          749
      Obligations of U.S. states and political subdivisions ...          384           28            --           412
      Other domestic debt securities ..........................          166            3            (1)          168
      Foreign debt securities .................................           51           --            --            51
                                                                    --------     --------      --------      --------
                                                                    $  3,261     $    140      $     (9)     $  3,392
                                                                    ========     ========      ========      ========

---------------------------------------------------------------------------------------------------------------------
                                                                                    Gross         Gross
                                                                   Amortized   Unrealized    Unrealized          Fair
December 31, 2004                                                       Cost        Gains        Losses         Value
---------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Securities available for sale:
      U.S. Treasury ...........................................     $    203     $     --      $     (3)     $    200
      U.S. Government sponsored enterprises(1) ................        8,136           47           (90)        8,093
      U.S. Government agency issued or guaranteed .............        3,029           32           (29)        3,032
      Asset backed securities .................................        1,122            3            (1)        1,124
      Other domestic debt securities ..........................          990            6            (2)          994
      Foreign debt securities .................................        1,090           15            (2)        1,103
      Equity securities .......................................           64           49            (4)          109
                                                                    --------     --------      --------      --------
                                                                    $ 14,634     $    152      $   (131)     $ 14,655
                                                                    ========     ========      ========      ========

Securities held to maturity:
      U.S. Treasury ...........................................     $    122     $     --      $     --      $    122
      U.S. Government sponsored enterprises(1) ................        2,202           92           (11)        2,283
      U.S. Government agency issued or guaranteed .............          716           40            (2)          754
      Obligations of U.S. states and political subdivisions ...          465           37            --           502
      Other domestic debt securities ..........................          231            6            (1)          236
      Foreign debt securities .................................          145           --            --           145
                                                                    --------     --------      --------      --------
                                                                    $  3,881     $    175      $    (14)     $  4,042
                                                                    ========     ========      ========      ========

(1) Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

-------------------------------------------------------------------------------------------------------------------------------
                                                    Less Than One Year                          Greater Than One Year
                                       ------------------------------------------    ------------------------------------------
                                           Number          Gross        Aggregate        Number          Gross        Aggregate
                                               of     Unrealized       Fair Value            of     Unrealized       Fair Value
September 30, 2005                     Securities         Losses    of Investment    Securities         Losses    of Investment
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Securities available for sale:
      U.S. Government sponsored
        enterprises(1) ............           312        $  (111)         $ 5,882            49        $   (72)         $ 1,782
      U.S. Government agency
        issued or guaranteed ......           294            (28)           2,498            75            (20)             467
      All other securities ........           105            (17)           1,576            25             (1)              85
                                          -------        -------          -------       -------        -------          -------
                                              711        $  (156)         $ 9,956           149        $   (93)         $ 2,334
                                          =======        =======          =======       =======        =======          =======

Securities held to maturity:
      U.S. Government sponsored
        enterprises(1) ............            15        $    (3)         $   261             3        $    (3)         $    51
      U.S. Government agency
        issued or guaranteed ......           131             (2)              74            --             --               --
      All other securities ........            --             --               --            10             (1)               4
                                          -------        -------          -------       -------        -------          -------
                                              146        $    (5)         $   335            13        $    (4)         $    55
                                          =======        =======          =======       =======        =======          =======

-------------------------------------------------------------------------------------------------------------------------------
                                                    Less Than One Year                          Greater Than One Year
                                       ------------------------------------------    ------------------------------------------
                                           Number          Gross        Aggregate        Number          Gross        Aggregate
                                               of     Unrealized       Fair Value            of     Unrealized       Fair Value
December 31, 2004                      Securities         Losses    of Investment    Securities         Losses    of Investment
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Securities available for sale:
      U.S. Government sponsored
        enterprises(1) ............            78        $   (36)         $ 3,118            51        $   (54)         $ 1,344
      U.S. Government agency
        issued or guaranteed ......            62            (11)             646           115            (18)             532
      All other securities ........            32             (9)             687            21             (3)             103
                                          -------        -------          -------       -------        -------          -------
                                              172        $   (56)         $ 4,451           187        $   (75)         $ 1,979
                                          =======        =======          =======       =======        =======          =======

Securities held to maturity:
      U.S. Government sponsored
        enterprises(1) ............             8        $    (2)         $   163            12        $    (9)         $   247
      U.S. Government agency
        issued or guaranteed ......             4             (1)              27             3             (1)              34
      All other securities ........             7             (1)               5            --             --               --
                                          -------        -------          -------       -------        -------          -------
                                               19        $    (4)         $   195            15        $   (10)         $   281
                                          =======        =======          =======       =======        =======          =======

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

Gross unrealized losses on securities available for sale increased during the nine months ended September 30, 2005 due to rising short-term and medium-term interest rates. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, these securities are not considered to be other than temporarily impaired.

Note 3. Loans
--------------------------------------------------------------------------------

The following table shows the composition of the loan portfolio.

--------------------------------------------------------------------------------------------------------
                                                         September 30, 2005          December 31, 2004
                                                       ---------------------       ---------------------
                                                                        Held                        Held
                                                         Total      for Sale         Total      for Sale
--------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Commercial:
       Construction and other real estate ...          $ 8,994       $    --       $ 8,281       $    --
       Other commercial .....................           16,136            --        14,691            --
Consumer:
       Residential mortgages ................           46,793         3,140        46,775         1,352
       Credit card receivables ..............           14,285            --        12,078            --
       Other consumer loans .................            3,201           402         3,122           393
                                                       -------       -------       -------       -------
Total loans .................................          $89,409       $ 3,542       $84,947       $ 1,745
                                                       =======       =======       =======       =======

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties, with the intent of selling the loans to HSBC Markets. The increase in held for sale loans from December 31, 2004 to September 30, 2005 primarily resulted from this new activity.

Note 4. Allowance for Credit Losses
--------------------------------------------------------------------------------

The following table provides a summary of changes in the allowance for credit losses.

--------------------------------------------------------------------------------------------------------------
                                                                      Three Months             Nine Months
                                                                   Ended September 30       Ended September 30
                                                                   ------------------       ------------------
                                                                    2005        2004         2005        2004
--------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Beginning balance ..........................................       $ 790       $ 347        $ 788       $ 399
Allowance related to acquisitions and (dispositions), net ..          --         (11)          --         (20)
Charge offs ................................................         202          43          607         107
Recoveries .................................................          65          20          195          61
                                                                   -----       -----        -----       -----
      Net charge offs ......................................         137          23          412          46
                                                                   -----       -----        -----       -----
Provision charged to income ................................         199          27          476           7
                                                                   -----       -----        -----       -----
Ending balance .............................................       $ 852       $ 340        $ 852       $ 340
                                                                   =====       =====        =====       =====

The 2005 provision for credit losses and levels of allowance for credit losses reflect the impact of the acquisition of domestic private label receivables from HSBC Finance Corporation in December 2004 as well as the impact of loans and receivables growth during 2005. Additionally, the provision for the third quarter of 2005 and overall allowance levels at September 30, 2005 include an incremental provision of $26 million relating to Hurricane Katrina.

Further analysis of the allowance for credit losses and credit quality begins on page 54 of this Form 10-Q.

Note 5. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,  December 31,
                                                                                                2005          2004
------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance ...          $346          $309
Other ................................................................................            48            43
                                                                                                ----          ----
Intangible assets, net ...............................................................          $394          $352
                                                                                                ====          ====

      Mortgage Servicing Rights (MSRs)

The following table summarizes activity for MSRs and the related valuation allowance.

                                                                 Three Months               Nine Months
                                                              Ended September 30        Ended September 30
                                                              ------------------        ------------------
                                                               2005         2004         2005         2004
----------------------------------------------------------------------------------------------------------
                                                                              (in millions)
MSRs, net of accumulated amortization:
      Beginning balance ...............................       $ 394        $ 437        $ 416        $ 526
      Additions related to loan sales .................          30           14           62           49
      Net MSRs acquisitions (sales) ...................          --           --           --          (53)
      Permanent impairment charges ....................          (4)          (8)         (21)         (15)
      Amortization ....................................         (18)         (19)         (55)         (83)
                                                              -----        -----        -----        -----
      Ending balance ..................................         402          424          402          424
                                                              -----        -----        -----        -----

Valuation allowance for MSRs:
      Beginning balance ...............................        (109)          --         (107)         (23)
      Temporary impairment recovery (provision) .......          49          (95)          30          (82)
      Permanent impairment charges ....................           4            8           21           15
      Release of allowance related to MSRs sold .......          --           --           --            3
                                                              -----        -----        -----        -----
      Ending balance ..................................         (56)         (87)         (56)         (87)
                                                              -----        -----        -----        -----

MSRs, net of accumulated amortization and valuation
  allowance ...........................................       $ 346        $ 337        $ 346        $ 337
                                                              =====        =====        =====        =====

Normal amortization for the current MSRs portfolios is expected to be approximately $72 million for the year ending December 31, 2005, declining gradually to approximately $36 million for the year ending December 31, 2009. Actual levels of amortization could increase or decrease depending upon changes in interest rates and loan prepayment activity. Actual levels of amortization are also dependent upon future levels of MSRs recorded.

Note 6. Goodwill
--------------------------------------------------------------------------------

During the second quarter of 2005, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the first nine months of 2005, there were no significant events or transactions which warranted specific consideration for their impact on recorded book values assigned to goodwill.

Note 7. Income Taxes
--------------------------------------------------------------------------------

The following table presents the effective tax rate for the three months and nine months ended September 30, 2005 and 2004 respectively.

--------------------------------------------------------------------------------
                                  Three Months                   Nine Months
                               Ended September 30            Ended September 30
                              --------------------          --------------------
                              2005           2004           2005           2004
--------------------------------------------------------------------------------
Effective tax rate ......     36.0%          38.6%          36.6%          35.8%

In the first quarter of 2005, HUSI finalized certain prior year state and local tax returns and recorded a $20 million reduction of income tax expense, which represents the difference between its previous estimate of tax liability and the liability per the tax returns. In addition, during the third quarter of 2005, HUSI revised its estimate of certain tax credits and recorded the effect of certain audit adjustments that resulted in a $9 million reduction in income tax expense. Excluding the impact of these adjustments, the effective tax rate for the third quarter and the first nine months of 2005 would have been 38.4% and 39.0% respectively.

In June 2004, as a result of a recently completed tax audit, approximately $51 million of income tax liability was released, reducing the effective tax rate by 3.6% for the first nine months of 2004.

Note 8. Long-Term Debt
--------------------------------------------------------------------------------

The following table presents a summary of long-term debt.

--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                           2005             2004
--------------------------------------------------------------------------------
                                                              (in millions)
Senior debt ..................................          $19,062          $18,831
Subordinated debt ............................            5,719            4,988
All other ....................................               19               20
                                                        -------          -------
Total long-term debt .........................          $24,800          $23,839
                                                        =======          =======

For a discussion of the components of long-term debt refer to Note 14, beginning on page 93 of HUSI's 2004 Form 10-K.

In August 2005, HBUS issued $750 million of subordinated debt from its $20 billion Global Bank Note Program. The newly issued debt matures in August 2035 and pays interest at 5.625% per annum.

Note 9. Preferred Stock
--------------------------------------------------------------------------------

In April 2005, HUSI issued 20,700,000 shares of Series F, Floating Rate Non-Cumulative Perpetual Preferred stock with a stated value of $25 per share. Dividends are payable quarterly, beginning July 1, 2005 at .75% above three-month LIBOR, but not less than 3.50% per annum. The shares may be redeemed at the option of HUSI on or after April 7, 2010 at $25 per share, plus accrued dividends. Related issuance costs of $13 million have been recorded as a reduction of capital surplus.

In October 2005, HUSI issued 373,750 shares of Floating Rate Non-Cumulative Perpetual Preferred Stock, represented by 14,950,000 depositary shares. Total proceeds, net of issuance costs, were approximately $365 million.

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

---------------------------------------------------------------------------------------------------------------
                                                                                 September 30,     December 31,
                                                                                          2005             2004
---------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Assets:
      Cash and due from banks ................................................        $    119         $    182
      Interest bearing deposits with banks ...................................              77              283
      Federal funds sold and securities purchased under resale agreements ....             147               47
      Trading assets .........................................................           5,490            3,167
      Loans ..................................................................           1,158            1,378
      Other ..................................................................             129              126
                                                                                      --------         --------
      Total assets ...........................................................        $  7,120         $  5,183
                                                                                      ========         ========

Liabilities:
      Deposits ...............................................................        $  9,036         $  9,764
      Trading account liabilities ............................................           4,433            5,749
      Short-term borrowings ..................................................           1,596            1,089
      Long-term debt .........................................................             (31)             (31)
      Other ..................................................................              98               58
                                                                                      --------         --------
      Total liabilities ......................................................        $ 15,132         $ 16,629
                                                                                      ========         ========

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months                     Nine Months
                                                                               Ended September 30              Ended September 30
                                                                            -----------------------         -----------------------
                                                                               2005            2004            2005            2004
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Interest income ......................................................      $     9         $     6         $    29         $    13
Interest expense .....................................................           73              26             207              65
Trading losses .......................................................         (285)           (956)         (2,039)         (1,037)
Other revenues .......................................................           19             118              79             141
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ......................           48              42             148             124
      Fees paid to HSBC Finance Corporation ..........................          102               8             307              19
      Other fees, primarily treasury and traded markets services .....           63              49             194             148

The following business transactions were conducted with HSBC Finance Corporation during 2005.

o In December of 2004, approximately $12 billion of private label receivables and other loans were purchased from HSBC Finance Corporation. Retained interests in securitized private label credit card receivable pools of approximately $3 billion were also acquired. HSBC Finance Corporation retained the customer relationships and continues to service the loans. By agreement, HUSI is purchasing additional receivables generated under current and future private label accounts at fair value on a daily basis. During the first nine months of 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label portfolio balance to approximately $14 billion at September 30, 2005. Private label receivables were acquired from HSBC Finance Corporation at a total premium of $312 million during the first nine months of the year.

o During the first nine months of 2005, HUSI purchased approximately $1.5 billion of residential mortgage loans from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Total premiums paid to correspondents totaled $33 million, which is being amortized to interest income over the estimated life of the loans purchased. Purchases of residential mortgage loans from HSBC Finance Corporation correspondents were discontinued effective September 1, 2005 due to HUSI's increasing ability to originate similar products.

o In July of 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer MasterCard(1)/Visa(2) credit card customer relationships of HUSI were sold to HSBC Finance Corporation. A gain on this transaction was reported in other revenues in the third quarter of 2004. Receivable balances associated with these relationships were not sold as part of the transaction. New receivable balances generated by these relationships are purchased at fair value from HSBC Finance Corporation on a daily basis. During the first nine months of 2005, approximately $1.5 million of receivables associated with these relationships were purchased from HSBC Finance Corporation at a premium of approximately $25 million, which is being amortized to interest income over the estimated life of the receivables purchased. Servicing for these relationships was also transferred to HSBC Finance Corporation.

o Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

o Effective October 1, 2004, HBUS is the originating lender for loans initiated for HSBC Finance Corporation's Taxpayer Financial Services business for clients of various third party tax preparers. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. Approximately $24 billion of loans were originated by HBUS and immediately sold to HSBC Finance Corporation during the first nine months of 2005, primarily during the first two quarters, resulting in gains of approximately $19 million and fees paid to HSBC Finance Corporation of $4 million.

o At September 30, 2005, HUSI had a $2 billion line of credit from HSBC Finance Corporation, of which $1 billion was outstanding and included in short-term borrowings. The interest rate is comparable to third party rates for a line of credit with similar terms.

o Trading losses primarily represent the mark to market of the intercompany components of interest rate and foreign currency derivative swap transactions entered into with HSBC Finance Corporation, which are substantially offset by the mark to market of related contracts entered into with third parties that are not reflected in the table on the preceding page. Specifically, HSBC Finance Corporation enters into these swap contracts with HUSI in order to hedge its interest rate positions. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis.

HTSU charges HUSI for technology services pursuant to a master service level agreement. These charges are included in other expenses as HSBC affiliate charges.

The following business transactions were conducted with HSBC Markets during 2005.

o HUSI utilizes HSBC Markets for debt underwriting, customer referrals and for other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HSBC Markets are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HSBC Markets are netted against customer fee income, which is included in other fees and commissions. All other fees charged by HSBC Markets are included in support services from HSBC affiliates.

----------
(1) MasterCard is a registered trademark of MasterCard International, Incorporated.

(2)   Visa is a registered trademark of Visa USA, Inc.

o In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HSBC Markets. HUSI maintains no ownership interest in the residential mortgage loans after sale, and maintains no beneficial interest in the securitization vehicle. Since inception of this program, HUSI has acquired approximately $2 billion of residential mortgage loans, which it subsequently sold to HSBC Markets for total gains on sale of approximately $2 million.

At September 30, 2005, HUSI had an unused line of credit from HSBC of $1,500 million. The interest rate is comparable to third party rates for a line of credit with similar terms.

HUSI has extended loans and lines of credit to various other HSBC affiliates of $1,295 million, of which $288 million was outstanding at September 30, 2005. Interest rates are comparable to third party rates for lines of credit with similar terms.

At September 30, 2005 and December 31, 2004, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $479 billion and $302 billion respectively. The net credit risk exposure related to these contracts was approximately $4 billion at September 30, 2005 and $2 billion at December 31, 2004.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI's share of the expense of the plans for the first nine months of 2005 and 2004 was $31 million and $46 million respectively. HUSI's share of expense has been reduced during 2005, resulting from a change in the amortization period utilized for share-based compensation in the CIBM business segment. A description of these plans begins on page 99 of HUSI's 2004 Form 10-K.

Note 11. Pledged Assets
--------------------------------------------------------------------------------

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                             2005           2004
--------------------------------------------------------------------------------
                                                              (in millions)
Interest bearing deposits with banks .............        $ 1,062        $   767
Trading assets ...................................          1,255            305
Securities available for sale ....................          5,648          6,096
Securities held to maturity ......................            399            655
Loans ............................................          6,034          5,971
                                                          -------        -------
Total ............................................        $14,398        $13,794
                                                          =======        =======

Securities available for sale are primarily pledged against various short-term borrowings. Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

Note 12. Pensions and Other Postretirement Benefits
--------------------------------------------------------------------------------

Through December 31, 2004, HUSI maintained noncontributory defined benefit pension plans covering substantially all of their employees hired prior to January 1, 1997 and those employees who joined HUSI through acquisitions and were participating in a defined benefit plan at the time of acquisition. Certain other HSBC affiliates participate in these plans.

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

---------------------------------------------------------------------------------------
                                                                              Other
                                                                         Postretirement
                                                Pension Benefits            Benefits
                                                ----------------        ---------------
                                                2005        2004        2005       2004
---------------------------------------------------------------------------------------
                                                              (in millions)
Three months ended September 30:
Net periodic benefit cost:
      Service cost ......................       $  7        $  7        $ --       $ --
      Interest cost .....................         16          17           2          1
      Expected return on plan assets ....        (22)        (24)         --         --
      Prior service cost amortization ...         --          --          --         --
      Actuarial loss ....................          1           7          --         --
      Transition amount amortization ....         --          --           1         --
                                                ----        ----        ----       ----
      Net periodic benefit cost .........       $  2        $  7        $  3       $  1
                                                ====        ====        ====       ====

Nine months ended September 30:
Net periodic benefit cost:
      Service cost ......................       $ 20        $ 23        $  1       $  1
      Interest cost .....................         47          51           5          5
      Expected return on plan assets ....        (68)        (72)         --         --
      Prior service cost amortization ...          1           1          --         --
      Actuarial loss ....................          4          20          --         --
      Transition amount amortization ....         --          --           2          2
                                                ----        ----        ----       ----
      Net periodic benefit cost .........       $  4        $ 23        $  8       $  8
                                                ====        ====        ====       ====

HUSI expects to make no contribution for pension benefits and to contribute approximately $12 million for other postretirement benefits during fiscal year 2005.

Note 13. Business Segments
--------------------------------------------------------------------------------

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are consistent with the line of business groupings used by HSBC. The segments are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs.

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

The PFS segment continues to include MasterCard/Visa credit card receivables acquired on a daily basis, related to account relationships which HUSI sold to HSBC Finance Corporation in 2004.

      The Consumer Finance (CF) Segment

Effective for the first quarter of 2005, HUSI formed a new business segment, Consumer Finance (CF), which was reported as a component of PFS in prior periods. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to various consumer loans, private label credit card receivables, and retained interests in securitized receivable trusts purchased from HSBC Finance Corporation, as well as consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

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

      Other Segment

This segment includes equity investments in Wells Fargo HSBC Trade Bank N.A. and HSBC Republic Bank (Suisse) S.A.

The following table summarizes the results for each segment. The net interest income component in the table reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology. Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business, included in PFS, from CIBM. For comparability purposes, 2004 segment results were also restated, increasing CIBM revenues by $57 million for the third quarter and by $143 million for the first nine months of 2004, with the offsetting decrease to PFS revenues.

Analysis of operating results for each segment begins on page 47 of this Form 10-Q.

---------------------------------------------------------------------------------------------------------------------------
                                          PFS         CF           CMB         CIBM          PB         Other        Total
---------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Three months ended
  September 30:
2005
      Net interest income(1) ......    $    300    $    140     $    172     $    107     $     45    $     (3)    $    761
      Other revenues ..............         124         102           52          176           45           6          505
                                       --------    --------     --------     --------     --------    --------     --------
      Total revenues ..............         424         242          224          283           90           3        1,266
      Operating expenses(2) .......         257         101           93          153           69          --          673
                                       --------    --------     --------     --------     --------    --------     --------
      Working contribution ........         167         141          131          130           21           3          593
      Provision for credit
        losses(3) .................          23         176            7           (8)           1          --          199
                                       --------    --------     --------     --------     --------    --------     --------
      Income (loss) before
        income tax expense ........    $    144    $    (35)    $    124     $    138     $     20    $      3     $    394
                                       ========    ========     ========     ========     ========    ========     ========

      Average assets ..............    $ 48,655    $ 19,764     $ 16,200     $ 58,736     $  4,999    $    330     $148,684
      Average liabilities/
        equity(4) .................      42,081         343       18,302       78,290        9,674          (6)     148,684
      Goodwill at September 30 (5).       1,164          --          471          631          428          --        2,694

2004
      Net interest income(1) ......    $    274    $     49     $    145     $    200     $     33    $     (3)    $    698
      Other revenues ..............         168          --           41          104           44           5          362
                                       --------    --------     --------     --------     --------    --------     --------
      Total revenues ..............         442          49          186          304           77           2        1,060
      Operating expenses(2) .......         239           4           75          106           56          --          480
                                       --------    --------     --------     --------     --------    --------     --------
      Working contribution ........         203          45          111          198           21           2          580
      Provision for credit
        losses(3) .................          20           3           (5)           7            2          --           27
                                       --------    --------     --------     --------     --------    --------     --------
      Income before income
        tax expense ...............    $    183    $     42     $    116     $    191     $     19    $      2     $    553
                                       ========    ========     ========     ========     ========    ========     ========

      Average assets ..............    $ 44,731    $  4,777     $ 13,783     $ 47,342     $  4,265    $    300     $115,198
      Average liabilities/
        equity(4) .................      34,072          (5)      14,180       58,229        8,722          --      115,198
      Goodwill at September 30 (5).       1,167          --          473          631          428          --        2,699


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

(5) The reduction in goodwill from September 30, 2004 to September 30, 2005 resulted from the sale of branches during 2004.

---------------------------------------------------------------------------------------------------------------------------
                                          PFS         CF           CMB         CIBM          PB         Other        Total
---------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Nine months ended
  September 30:
2005
      Net interest income(1) ......    $    902    $    436     $    481     $    384     $    127    $     (9)    $  2,321
      Other revenues ..............         339         249          139          441          206          23        1,397
                                       --------    --------     --------     --------     --------    --------     --------
      Total revenues ..............       1,241         685          620          825          333          14        3,718
      Operating expenses(2) .......         757         318          281          459          197          --        2,012
                                       --------    --------     --------     --------     --------    --------     --------
      Working contribution ........         484         367          339          366          136          14        1,706
      Provision for credit
        losses(3) .................          67         437            6          (33)          (1)         --          476
                                       --------    --------     --------     --------     --------    --------     --------
      Income (loss) before
        income tax expense ........    $    417    $    (70)    $    333     $    399     $    137    $     14     $  1,230
                                       ========    ========     ========     ========     ========    ========     ========

      Average assets ..............    $ 49,824    $ 18,890     $ 15,614     $ 55,777     $  4,956    $    318     $145,379
      Average liabilities/
        equity(4) .................      43,465         506       17,226       74,652        9,528           2      145,379

2004
      Net interest income(1) ......    $    803    $    135     $    434     $    582     $     95    $     (8)    $  2,041
      Other revenues ..............         308          --          126          387          157          17          995
                                       --------    --------     --------     --------     --------    --------     --------
      Total revenues ..............       1,111         135          560          969          252           9        3,036
      Operating expenses(2) .......         709          10          249          345          176          --        1,489
                                       --------    --------     --------     --------     --------    --------     --------
      Working contribution ........         402         125          311          624           76           9        1,547
      Provision for credit
        losses(3) .................          63           6           (8)         (54)          --          --            7
                                       --------    --------     --------     --------     --------    --------     --------
      Income before income
        tax expense ...............    $    339    $    119     $    319     $    678     $     76    $      9     $  1,540
                                       ========    ========     ========     ========     ========    ========     ========

      Average assets ..............    $ 38,877    $  3,928     $ 13,504     $ 46,510     $  3,899    $    298     $107,016
      Average liabilities/
        equity(4) .................      33,063          (3)      14,131       50,806        9,019          --      107,016

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

Note 14. New Accounting Pronouncements
--------------------------------------------------------------------------------

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

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position Nos. FAS 115-1 and FAS 124-1 (FSP 115-1 and FSP 124-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in response to Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP 115-1 and FSP 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 and FSP 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary-impairments. These requirements are effective for annual reporting periods beginning after December 15, 2004. Adoption of the impairment guidance contained in FSP 115-1 and FSP 124-1 is not expected to have a material impact on HUSI's financial position or results of operations.

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

                                                                         Three Months Ended September 30,
                                                         --------------------------------------------------------------
                                                                      2005                             2004
                                                         -----------------------------     ----------------------------
                                                          Balance     Interest   Rate*     Balance     Interest   Rate*
-----------------------------------------------------------------------------------------------------------------------
Assets                                                                            (in millions)
Interest bearing deposits with banks ................    $   2,912     $   25    3.42%    $   2,642     $   11    1.60%
Federal funds sold and securities purchased under
resale agreements ...................................        6,375         58    3.61         4,132         16    1.56
Trading assets ......................................       19,846         73    1.48        14,778         43    1.16
Securities ..........................................       19,309        230    4.73        18,566        224    4.80
Loans
    Commercial ......................................       24,333        328    5.35        19,849        218    4.36
    Consumer:
         Residential mortgages ......................       47,250        580    4.91        41,250        504    4.89
         Credit cards ...............................       14,020        216    6.11         1,129         23    7.99
         Other consumer .............................        3,416         68    7.87         2,300         34    5.92
                                                         ---------     ------    ----     ---------     ------    ----
      Total consumer ................................       64,686        864    5.30        44,679        561    4.99
                                                         ---------     ------    ----     ---------     ------    ----
      Total loans ...................................       89,019      1,192    5.31        64,528        779    4.80
                                                         ---------     ------    ----     ---------     ------    ----
Other ...............................................          644          9    5.18           546          5    3.60
                                                         ---------     ------    ----     ---------     ------    ----
Total earning assets ................................      138,105     $1,587    4.56%      105,192     $1,078    4.07%
                                                         ---------     ------    ----     ---------     ------    ----
Allowance for credit losses .........................         (892)                            (339)
Cash and due from banks .............................        3,516                            3,290
Other assets ........................................        7,955                            7,055
                                                         ---------                        ---------
Total assets ........................................    $ 148,684                        $ 115,198
                                                         =========                        =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ..................................    $  29,082     $   91    1.24%    $  27,350     $   44    0.64%
  Other time deposits ...............................       26,168        226    3.43        17,935        111    2.47
Deposits in foreign offices .........................       22,218        159    2.84        22,197         71    1.27
                                                         ---------     ------    ----     ---------     ------    ----
Total interest bearing deposits .....................       77,468        476    2.44        67,482        226    1.33
                                                         ---------     ------    ----     ---------     ------    ----
Short-term borrowings ...............................       12,520         87    2.74        10,019         49    1.92
Long-term debt ......................................       24,307        258    4.21        10,454        101    3.85
                                                         ---------     ------    ----     ---------     ------    ----
Total interest bearing liabilities ..................      114,295        821    2.85        87,955        376    1.70
                                                         ---------     ------    ----     ---------     ------    ----
Net interest income / Interest rate spread ..........                  $  766    1.71%                  $  702    2.37%
                                                                       ------    ----                   ------    ----
Noninterest bearing deposits ........................        8,833                            7,584
Other liabilities ...................................       13,779                           11,646
Total shareholders' equity ..........................       11,777                            8,013
                                                         ---------                        ---------
Total liabilities and shareholders' equity ..........    $ 148,684                        $ 115,198
                                                         =========                        =========
Net yield on average earning assets .................                            2.20%                            2.65%
                                                                                 ----                             ----
Net yield on average total assets ...................                            2.04                             2.42
                                                                                 ====                             ====

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the third quarter of 2005 and 2004 included fees of $14 million and $21 million respectively.

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

                                                                         Nine Months Ended September 30,
                                                         --------------------------------------------------------------
                                                                      2005                             2004
                                                         -----------------------------     ----------------------------
                                                          Balance     Interest   Rate*     Balance     Interest   Rate*
-----------------------------------------------------------------------------------------------------------------------
Assets                                                                            (in millions)
Interest bearing deposits with banks ................    $   3,555     $   79    2.96%    $   2,230     $   25    1.46%
Federal funds sold and securities purchased under
resale agreements ...................................        5,110        123    3.22         3,940         38    1.30
Trading assets ......................................       19,028        193    1.35        15,011        114    1.01
Securities ..........................................       18,932        662    4.68        18,106        664    4.89
Loans
    Commercial ......................................       23,302        867    4.97        19,298        598    4.14
    Consumer:
         Residential mortgages ......................       47,418      1,740    4.89        34,510      1,284    4.96
         Credit cards ...............................       12,965        574    5.92         1,126         78    9.30
         Other consumer .............................        3,592        196    7.29         2,151        100    6.20
                                                         ---------     ------    ----     ---------     ------    ----
      Total consumer ................................       63,975      2,510    5.25        37,787      1,462    5.17
                                                         ---------     ------    ----     ---------     ------    ----
      Total loans ...................................       87,277      3,377    5.17        57,085      2,060    4.82
                                                         ---------     ------    ----     ---------     ------    ----
Other ...............................................          614         23    4.98           526         13    3.39
                                                         ---------     ------    ----     ---------     ------    ----
Total earning assets ................................      134,516     $4,457    4.43%       96,898     $2,914    4.02%
                                                         ---------     ------    ----     ---------     ------    ----
Allowance for credit losses .........................         (890)                            (360)
Cash and due from banks .............................        3,657                            3,197
Other assets ........................................        8,096                            7,281
                                                         ---------                        ---------
Total assets ........................................    $ 145,379                        $ 107,016
                                                         =========                        =========

Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ..................................    $  28,398     $  211    0.99%    $  27,250     $  134    0.66%
  Other time deposits ...............................       24,214        551    3.04        14,837        228    2.05
Deposits in foreign offices .........................       22,776        437    2.57        21,837        182    1.11
                                                         ---------     ------    ----     ---------     ------    ----
Total interest bearing deposits .....................       75,388      1,199    2.13        63,924        544    1.14
                                                         ---------     ------    ----     ---------     ------    ----
Short-term borrowings ...............................       11,544        205    2.38         9,344        100    1.43
Long-term debt ......................................       24,023        720    4.00         6,636        216    4.33
                                                         ---------     ------    ----     ---------     ------    ----
Total interest bearing liabilities ..................      110,955      2,124    2.56        79,904        860    1.44
                                                         ---------     ------    ----     ---------     ------    ----
Net interest income / Interest rate spread ..........                  $2,333    1.87%                  $2,054    2.58%
                                                                       ======    ====                   ======    ====
Noninterest bearing deposits ........................        9,077                            7,470
Other liabilities ...................................       13,944                           11,831
Total shareholders' equity ..........................       11,403                            7,811
                                                         ---------                        ---------
Total liabilities and shareholders' equity ..........    $ 145,379                        $ 107,016
                                                         =========                        =========
Net yield on average earning assets .................                            2.32%                            2.83%
                                                                                 ----                             ----
Net yield on average total assets ...................                            2.15                             2.56
                                                                                 ====                             ====

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first nine months of 2005 and 2004 included fees of $33 million and $56 million respectively.

FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI's 2004 Form 10-K. The MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI's results may differ materially from those noted in the forward-looking statements. Words such as "believe", "expects", "estimates", "targeted", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements which involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements, such as the impact of natural disasters on the collectibility of receivables in the affected areas. For a list of important factors that may affect HUSI's actual results, see Cautionary Statement on Forward-Looking Statements in Part I, Item 1 of HUSI's 2004 Form 10-K.

EXECUTIVE OVERVIEW
--------------------------------------------------------------------------------

Net income decreased $87 million in the third quarter of 2005 and decreased $209 million in the first nine months of 2005 as compared with the same 2004 periods, primarily due to:

o losses before taxes from the private label receivable portfolio acquired from HSBC Finance Corporation in December 2004, and from additional private label receivables acquired in 2005, caused by amortization of premiums paid, as reflected within the Consumer Finance (CF) segment. Amortization of these premiums were $180 million and $538 million for the third quarter and the first nine months of 2005 respectively;

o an incremental third quarter provision for credit losses of $26 million within the CF segment related to Hurricane Katrina;

o reduced income before taxes in the Corporate, Investment Banking and Markets (CIBM) segment resulting from the flattening yield curve and increased expenses associated with investment in business expansion initiatives; and

o excluding the impact of Hurricane Katrina and the private label receivable portfolio acquired in December 2004, credit loss provisions increased modestly in the first nine months of 2005.

Excluding the impact of the items noted above, 2005 has been highlighted by increases in year to date income before taxes in the Personal Financial Services
(PFS), Commercial Banking (CMB) and Private Banking (PB) segments, due to:

o     successful rollout during 2005 of an enhanced deposit growth strategy;

o significant expansion of residential mortgage, other consumer and commercial loan portfolios in 2004 and 2005 which, net of associated funding costs, have had a positive impact on 2005 earnings;

o improvement in residential mortgage banking revenue, driven by increased values of mortgage servicing rights; and

o     gains realized on sales of certain assets during 2005.

Further analysis of business segments begins on page 46 of this Form 10-Q.

Private Label Loan Portfolio Purchases

In December of 2004, HUSI acquired approximately $12 billion of private label receivables and other loans from HSBC Finance Corporation at fair value, without recourse. By agreement, HUSI is purchasing additional receivables generated under current and future private label credit card accounts at fair value on a daily basis. During 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label portfolio balance to $14 billion at September 30, 2005. Losses before income tax expense of $47 million and $175 million were realized from this portfolio for the three months and nine months ended September 30, 2005 respectively. Results have been negatively impacted by significant amortization of the premium paid for these receivables. Further analysis regarding this acquired portfolio is included in the analysis of the CF segment, beginning on page 49 of this Form 10-Q.

Hurricane Katrina

In August 2005, Hurricane Katrina (Katrina) caused destruction and loss to individuals, businesses and public infrastructure. As of September 30, 2005, HUSI had $292 million (.3% of total loans) of credit card receivables and other loans outstanding with customers living in the Federal Emergency Management Agency (FEMA) designated Individual Assistance disaster areas(1) with approximately $99 million of these receivables secured by real estate. Assessment of the impact of Katrina on the collectibility of these receivables is continuing, but is complicated by the number of customers that have been displaced from their primary residence. Preliminary estimates of the potential impact to HUSI's businesses take into account a number of factors on which information is still being gathered such as:

o how the current and long-term financial impact of the disaster on customers will affect future payment patterns;

o the condition and value of any collateral supporting the amounts outstanding; and

o the availability of insurance to cover losses on the underlying collateral.

Based on the information currently available, HUSI has recorded an incremental provision for credit losses of $26 million at September 30, 2005, representing the best estimate of Katrina's impact on HUSI's loan portfolio. As these estimates are influenced by factors outside of HUSI's control, there is uncertainty inherent in these estimates, making it reasonably probable that they will change. As more information becomes available relating to the financial condition of HUSI's affected customers, the physical condition of the collateral for loans which are secured by real estate and the resultant impact on customer payment patterns, the estimate of credit loss exposure relating to Katrina will continue to be reviewed and any adjustments will be reported in earnings when they become known. In an effort to assist customers affected by the disaster, various programs have been initiated including extended payment arrangements and interest and fee waivers for up to 60 days for certain products depending upon customer circumstances. These interest and fee waivers totaled $4 million during the quarter. Additional interest and fee waivers of approximately $3 million are anticipated for the fourth quarter of 2005.

Deposit Strategy and Growth

Beginning in 2004, the deposit strategy for HUSI's retail network included a shifting emphasis toward building a deposit engine capable of generating significant balance growth over a three to five year period, across multiple markets and segments, utilizing multiple delivery systems. Specifically, the following were initiated:

o full deployment of new personal and business checking and savings products;

o emphasis on more competitive pricing with the introduction of high yielding products beginning in 2004;

o     retail branch expansion into new geographic markets;

o     improving delivery systems, including use of internet capabilities;

o     refining targeting of the affluent consumer population;

o     maintaining strong customer relationships; and

o     increasing deposits from, and improving retention of, existing customers.

HUSI has experienced a successful rollout of its deposit strategy during 2005. Total deposits in domestic offices have increased $2.4 billion (7%) in the first nine months of the year across HUSI's retail network.

----------
(1) Customers in the Individual Assistance Counties, as defined by FEMA on the list last updated and published on September 9, 2005.

Balance Sheet Review

Asset growth was managed to a more normalized level (less than 6%) during the first nine months of 2005, as compared with calendar year 2004. Total deposit growth of $7 billion during 2005 was the primary funding source for increased loans and short-term investments balances.

Total loan growth of $4.5 billion during the first nine months of 2005 was highlighted by:

o targeted growth in small business, middle market and real estate commercial lending portfolios; and

o growth in private label credit card receivables, due partially to the addition of new private label relationships to the portfolio, and partially to declining balances required to be maintained in off-balance sheet securitized receivable trusts.

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Total long-term debt increased approximately $1 billion during the first nine months of 2005 to $25 billion at September 30, 2005. In August 2005, HBUS issued $750 million of subordinated debt from its $20 billion Global Bank Note Program. Total short-term borrowings decreased by less than $1 billion to $9 billion at September 30, 2005. Total deposits and borrowings from HSBC affiliates were $11 billion at September 30, 2005 and December 31, 2004.

In April 2005, HUSI issued 20,700,000 shares of Series F, Floating Rate Non-Cumulative Perpetual Preferred stock with a stated value of $25 per share. In October 2005, HUSI issued 373,750 shares of Floating Rate Non-Cumulative Perpetual Preferred stock, represented by 14,950,000 depositary shares.

Average earning assets and interest bearing liabilities increased significantly during the first nine months of 2005, as compared with the same 2004 period, primarily due to:

o increased average residential mortgage loan balances from held portfolio growth in 2004; increased average credit card and other loan balances resulting from the private label receivable portfolio acquired in December 2004;

o increased average commercial loan and deposit balances resulting from targeted growth in small business and middle-market commercial customers; and

o increased average deposits, long-term debt and short-term borrowings balances, which were the primary funding sources for asset growth during 2004.

Income Statement Review

Increased net interest income in the first nine months of 2005 was primarily due to significantly increased average loan balances, the impact of which was partially offset by increased average deposits and long-term debt balances, and by amortization of premiums paid for acquiring private label receivables in 2004 and 2005. In addition, a flattening yield curve has resulted in tightening interest rate spreads associated with certain businesses, particularly within the CIBM segment. Further analysis of the components of net interest income begins on page 34 of this Form 10-Q.

The provision for credit losses increased during the first nine months of 2005, as compared with the same 2004 period, due mainly to an additional provision associated with the private label receivable portfolios acquired in 2004 and 2005. During the third quarter of 2005, an incremental provision for credit losses related to Hurricane Katrina was also recorded. New bankruptcy legislation became effective in October 2005. As a result of changes in bankruptcy legislation, consumers nationwide filed bankruptcies in record numbers in recent months. HUSI's provision for the third quarter and allowance for credit losses at September 30, 2005 have not been materially impacted by the changed legislation. Further analysis of credit quality and the allowance for credit losses begins on page 54 of this Form 10-Q.

Other revenues increased in the first nine months of 2005, as compared with 2004, primarily due to:

o new fee income and new securitization revenue associated with the acquired private label receivable portfolio;

o     increased residential mortgage banking revenue;

o     increased trading revenues; and

o     increased gains on sales of securities.

Further analysis of other revenues begins on page 37 of this Form 10-Q.

Operating expenses increased in the first nine months of 2005, as compared with 2004, primarily due to new fees charged by HSBC Finance Corporation for loan origination and servicing related to the private label receivable portfolio and other loans acquired from HSBC Finance Corporation in 2004 and 2005. Fees charged by HSBC affiliates for technology services, for broker-dealer services, and for other operational and administrative support functions have also increased. Increased expenses have also resulted from investment in expansion initiatives in various business segments, particularly CIBM. Further commentary regarding support services from HSBC affiliates is provided in Note 10 of the consolidated financial statements beginning on page 13 of this Form 10-Q. Further analysis of operating expenses begins on page 44 of this Form 10-Q.

For the first nine months of 2005, income tax expense was reduced by the following items:

o a $20 million reduction of expense recorded in the first quarter resulting from the difference between the previous estimate of tax liability for the prior year and the liability per the final tax returns;

o a $9 million reduction of expense resulting from revised estimates of certain tax credits and the effect of certain audit adjustments; and

o     a reduction of taxable income for 2005.

The following tables present a summary of selected financial information for 2005 and 2004.

----------------------------------------------------------------------------------------------------------------------
                                                                                                 Increase (Decrease)
                                                                                               -----------------------
Three months ended September 30:                                    2005           2004          Amount       %
----------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Net interest income .........................................    $     761      $     698      $      63             9
                                                                 ---------      ---------      ---------     ---------
Trading revenues ............................................          137             21            116           552
Residential mortgage banking revenue (expense) ..............           31            (64)            95           148
Securities gains, net .......................................           17             18             (1)           (6)
Other income ................................................          320            387            (67)          (17)
                                                                 ---------      ---------      ---------     ---------
Total other revenues ........................................          505            362            143            40
                                                                 ---------      ---------      ---------     ---------
Operating expenses ..........................................          673            480            193            40
Provision (credit) for credit losses ........................          199             27            172           637
                                                                 ---------      ---------      ---------     ---------
Income before income tax expense ............................          394            553           (159)          (29)
Income tax expense ..........................................          142            214            (72)          (34)
                                                                 ---------      ---------      ---------     ---------
Net income ..................................................    $     252      $     339      $     (87)          (26)
                                                                 =========      =========      =========     =========

Balances at period end:
Loans:
      Commercial loans ......................................    $  25,130      $  20,869      $   4,261            20
      Residential mortgages .................................       46,793         42,958          3,835             9
      Credit card receivables ...............................       14,285          1,127         13,158         1,168
      Other consumer loans ..................................        3,201          2,086          1,115            53
                                                                 ---------      ---------      ---------     ---------
      Total loans ...........................................       89,409         67,040         22,369            33
      Allowance for credit losses ...........................         (852)          (340)          (512)         (151)
                                                                 ---------      ---------      ---------     ---------
      Loans, net of allowance ...............................       88,557         66,700         21,857            33
Total assets ................................................      148,889        120,939         27,950            23
Total tangible assets .......................................      146,146        118,195         27,951            24
Total deposits ..............................................       87,117         74,803         12,314            16
Short-term borrowings .......................................        9,324          7,967          1,357            17
Long-term debt ..............................................       24,800         15,618          9,182            59
Common shareholder's equity .................................       10,819          8,053          2,766            34
Tangible common shareholder's equity ........................        8,074          5,336          2,738            51
Total shareholders' equity ..................................       11,836          8,553          3,283            38

Selected financial ratios:
Total shareholders' equity to total assets, at period end ...         7.95%          7.07%
Tangible common shareholder's equity to total
 tangible assets, at period end .............................         5.52           4.51
Rate of return on average(1):
      Total assets ..........................................          .67           1.17
      Total common shareholder's equity .....................         8.83          17.68
Net interest margin to average(1):
      Earning assets ........................................         2.20           2.65
      Total assets ..........................................         2.04           2.42
Average total shareholders' equity to average total
 assets(1) ..................................................         7.92           6.96
Cost:income ratio(1) ........................................        53.15          45.28

(1) Selected financial ratios are defined in the Glossary of Terms beginning on page 60 of the 2004 Form 10-K.

----------------------------------------------------------------------------------------------------------------------
                                                                                                 Increase (Decrease)
                                                                                               -----------------------
Nine months ended September 30:                                     2005           2004          Amount       %
----------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Net interest income .........................................    $   2,321      $   2,041      $     280            14
                                                                 ---------      ---------      ---------     ---------
Trading revenues ............................................          268            188             80            43
Residential mortgage banking revenue (expense) ..............           41           (105)           146           139
Securities gains, net .......................................          105             59             46            78
Other income ................................................          983            853            130            15
                                                                 ---------      ---------      ---------     ---------
Total other revenues ........................................        1,397            995            402            40
                                                                 ---------      ---------      ---------     ---------
Operating expenses ..........................................        2,012          1,489            523            35
Provision (credit) for credit losses ........................          476              7            469         6,700
                                                                 ---------      ---------      ---------     ---------
Income before income tax expense ............................        1,230          1,540           (310)          (20)
Income tax expense ..........................................          450            551           (101)          (18)
                                                                 ---------      ---------      ---------     ---------
Net income ..................................................    $     780      $     989      $    (209)          (21)
                                                                 =========      =========      =========     =========
Balances at period end:
Loans:
      Commercial loans ......................................    $  25,130      $  20,869      $   4,261            20
      Residential mortgages .................................       46,793         42,958          3,835             9
      Credit card receivables ...............................       14,285          1,127         13,158         1,168
      Other consumer loans ..................................        3,201          2,086          1,115            53
                                                                 ---------      ---------      ---------     ---------
      Total loans ...........................................       89,409         67,040         22,369            33
      Allowance for credit losses ...........................         (852)          (340)          (512)         (151)
                                                                 ---------      ---------      ---------     ---------
      Loans, net of allowance ...............................       88,557         66,700         21,857            33
Total assets ................................................      148,889        120,939         27,950            23
Total tangible assets .......................................      146,146        118,195         27,951            24
Total deposits ..............................................       87,117         74,803         12,314            16
Short-term borrowings .......................................        9,324          7,967          1,357            17
Long-term debt ..............................................       24,800         15,618          9,182            59
Common shareholder's equity .................................       10,819          8,053          2,766            34
Tangible common shareholder's equity ........................        8,074          5,336          2,738            51
Total shareholders' equity ..................................       11,836          8,553          3,283            38
Selected financial ratios:
Total shareholders' equity to total assets, at period end ...         7.95%          7.07%
Tangible common shareholder's equity to total
 tangible assets, at period end .............................         5.52           4.51
Rate of return on average(1):
      Total assets ..........................................          .72           1.23
      Total common shareholder's equity .....................         9.50          17.76
Net interest margin to average(1):
      Earning assets ........................................         2.32           2.83
      Total assets ..........................................         2.15           2.56
Average total shareholders' equity to average total
 assets(1) ..................................................         7.84           7.30
Cost:income ratio(1) ........................................        54.10          49.04

(1) Selected financial ratios are defined in the Glossary of Terms beginning on page 60 of the 2004 Form 10-K.

The annualized rate of return and net interest margin ratios in the table above reflect high amortization of premiums associated with private label receivables acquired from HSBC Finance Corporation in December 2004. The initial premium paid for these receivables is heavily front loaded into 2005. Commentary regarding the private label receivable portfolio acquired, and the related premiums, is provided on pages 23-24 of this Form 10-Q.

BASIS OF REPORTING
--------------------------------------------------------------------------------

HUSI's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRS)

Because HSBC reports results in accordance with IFRS and IFRS results are used in measuring and rewarding performance of employees, HUSI management also separately monitors net income under IFRS (a non-U.S. GAAP financial measure). The following table reconciles HUSI's net income on a U.S. GAAP basis to net income on an IFRS basis:

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended     Nine Months Ended
                                                                                   September 30, 2005    September 30, 2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Net income - U.S. GAAP basis ...................................................                $ 252                 $ 780
Adjustments, net of tax:
        Securitizations ........................................................                   (1)                    5
        Derivatives and hedge accounting (including fair value adjustments) ....                    5                    15
        Loan origination .......................................................                   (5)                  (15)
        Loan impairment ........................................................                   (2)                  (11)
        Stock-based compensation ...............................................                   (3)                  (11)
        Property ...............................................................                   (4)                  (15)
        Pension costs ..........................................................                    2                     3
        Designation of financial assets through profit and loss ................                    1                     2
                                                                                                -----                 -----
Net income - IFRS basis ........................................................                $ 245                 $ 753
                                                                                                =====                 =====

Differences between U.S. GAAP and IFRS are as follows:

Securitizations

IFRS

o The recognition of securitized assets is governed by a three-step process. The process may be applied to the whole asset, or a part of an asset:

      - If the rights to the cash flows have been transferred to a third party, those securitized assets should be derecognized.

      - If the rights to the cash flows are retained but there is a contractual obligation to pay the cash flows to another party, the securitized assets should be derecognized if certain conditions are met, for example, where there is no obligation to pay amounts to the eventual recipient unless an equivalent amount is collected from the original asset.

      - If it is determined that some significant risks and rewards of ownership have been transferred, but some significant risks and rewards have also been retained, it must be determined whether or not control has been retained. If it has not been retained, the asset should be derecognized. If control has been retained, an entity shall continue to recognize the asset to the extent of its continuing involvement.

U.S. GAAP

o SFAS 140 "Accounting for Transfers and Servicing of Finance Assets and Extinguishments of Liabilities" requires that receivables that are sold to a special purpose entity and securitized can only be derecognized and a gain or loss on sale recognized if the originator has surrendered control over those securitized assets.

o Control has been surrendered over transferred assets if and only if all of the following conditions are met:

      - The transferred assets have been put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

      - Each holder of interests in the transferee (i.e. holder of issued notes) has the right to pledge or exchange their beneficial interests, and no condition constrains this right and provides more than a trivial benefit to the transferor.

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

o Where HSBC retains an interest in the securitized assets, such as a servicing right or the right to residual cash flows from the special purpose entity, HSBC recognizes this interest at fair value on sale of the assets.

Derivatives and hedge accounting

IFRS

o Derivatives are recognized initially, and are subsequently remeasured, at fair value. Fair values are obtained from quoted market prices in active markets, or by using valuation techniques, including recent market transactions, where an active market does not exist. Valuation techniques include discounted cash flow models and option pricing models as appropriate. All derivatives are classified as assets when their fair value is positive, or as liabilities when their fair value is negative.

o In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (i.e. the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (i.e. without modification or repackaging) or based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. If observable market data are not available, the initial increase in fair value indicated by the valuation model, but based on unobservable inputs, is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis, or recognized in the income statement when the inputs become observable, or when the transaction matures or is closed out.

o Certain derivatives embedded in other financial instruments, such as the conversion option in a convertible bond, are treated as separate derivatives when their economic characteristics and risks are not clearly and closely related to those of the host contract, the terms of the embedded derivative are the same as those of a stand-alone derivative, and the combined contract is not designated at fair value through profit and loss. These embedded derivatives are measured at fair value with changes in fair value recognized in the income statement.

o Derivative assets and liabilities on different transactions are only netted if the transactions are with the same counterparty, a legal right of set-off exists, and the cash flows are intended to be settled on a net basis.

o The method of recognizing the resulting fair value gains or losses depends on whether the derivative is held for trading, or is designated as a hedging instrument, and if so, the nature of the risk being hedged. All gains and losses from changes in the fair value of derivatives held for trading are recognized in the income statement. Where derivatives are designated as hedges, HSBC classifies them as either: (i) hedges of the change in fair value of recognized assets or liabilities or firm commitments ("fair value hedge"); (ii) hedges of the variability in highly probable future cash flows attributable to a recognized asset or liability, or a forecast transaction ("cash flow hedge"); or (iii) hedges of net investments in a foreign operation ("net investment hedge"). Hedge accounting is applied to derivatives designated as hedging instruments in a fair value, cash flow or net investment hedge provided certain criteria are met.

Hedge Accounting:

o It is HSBC's policy to document, at the inception of a hedging relationship, the relationship between the hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. Such policies also require documentation of the assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items attributable to the hedged risks. Interest on designated qualifying hedges is included in "Net interest income".

Fair value hedge:

o Changes in the fair value of derivatives that are designated and qualify as fair value hedging instruments are recorded in the income statement, together with changes in the fair value of the asset or liability or group thereof that are attributable to the hedged risk.

o If the hedging relationship no longer meets the criteria for hedge accounting, the cumulative adjustment to the carrying amount of a hedged item for which the effective interest method is used is amortized to the income statement over the residual period to maturity.

Cash flow hedge:

      - The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. Any gain or loss relating to an ineffective portion is recognized immediately in the income statement.

      - Amounts accumulated in equity are recycled to the income statement in the periods in which the hedged item will affect profit or loss. However, when the forecast transaction that is hedged results in the recognition of a non-financial asset or a non-financial liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability.

      - When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity until the forecast transaction is ultimately recognized in the income statement. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the income statement.

Net investment hedge:

      - Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recognized in equity; the gain or loss relating to the ineffective portion is recognized immediately in the income statement. Gains and losses accumulated in equity are included in the income statement on the disposal of the foreign operation.

Hedge effectiveness testing:

      - To qualify for hedge accounting, IAS 39 requires that at the inception of the hedge and throughout its life, each hedge must be expected to be highly effective (prospective effectiveness). Actual effectiveness (retrospective effectiveness) must also be demonstrated on an ongoing basis.

      - The documentation of each hedging relationship sets out how the effectiveness of the hedge is assessed. The method an HSBC entity adopts for assessing hedge effectiveness will depend on its risk management strategy.

      - For fair value hedge relationships, HSBC entities utilize the cumulative dollar offset method or regression analysis as effectiveness testing methodologies. For cash flow hedge relationships, HSBC entities utilize the change in variable cash flow method or the cumulative dollar offset method using the hypothetical derivative approach.

      - For prospective effectiveness, the hedging instrument must be expected to be highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period for which the hedge is designated. For actual effectiveness, the changes in fair value or cash flows must offset each other in the range of 80 per cent to 125 per cent for the hedge to be deemed effective.

Derivatives that do not qualify for hedge accounting:

      - All gains and losses from changes in the fair value of any derivatives that do not qualify for hedge accounting are recognized immediately in the income statement. These gains and losses are reported in "Trading income", except where derivatives are managed in conjunction with financial instruments designated at fair value, in which case gains and losses are reported in "Net income from financial instruments designated at fair value".

U.S. GAAP

o The accounting under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" is generally consistent with that under IAS 39 as described above (from January 1, 2005). However, see below for discussion of the designation of financial assets and liabilities at fair value.

o SFAS 133 permits the "shortcut method" of hedge effectiveness testing for certain transactions. Under this method, it may be assumed, at inception of the hedge, there is no ineffectiveness in the hedging of interest rate risk with an interest rate swap provided specific criteria are met.

Loan origination

IFRS

o Certain loan fee income and incremental directly attributable loan origination costs are amortized to the profit and loss account over the life of the loan as part of the effective interest calculation under IAS 39.

U.S. GAAP

o Certain loan fee income and direct but not necessarily incremental loan origination costs, including an apportionment of overheads, are amortized to the profit and loss account over the life of the loan as an adjustment to interest income (SFAS 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".)

Loan impairment

IFRS

o Where there is evidence of impairment, based on statistical models using historic loss rates adjusted for economic conditions, portfolios of loans are written down to their net recoverable amount. The net recoverable amount is the present value of the estimated future recoveries discounted at the portfolio's original effective interest rate and includes reasonably estimable recoveries on loans individually identified for write-off pursuant to HSBC's credit guidelines.

U.S. GAAP

o Where the delinquency status of loans in a portfolio is such that there is no realistic prospect of recovery of these amounts, the loans are written off in full, or to recoverable value where collateral exists. The delinquency status, for example, the number of days payment is overdue, where write-off occurs is applied consistently across similar loan products as described in HSBC's credit guidelines. Where local regulators mandate the delinquency status at which write-off must occur for different retail products and these reasonably reflect estimable recoveries on individual loans, this basis of measuring impairment is reflected in U.S. GAAP accounting. Cash recoveries relating to pools of such written-off loans, if any, are reported as loan recoveries upon collection.

Stock-based compensation

IFRS

o IFRS 2 "Share-based Payment" requires that where annual bonuses are paid in restricted shares, whereby the employee must remain with HSBC for a fixed period in order to receive the shares, the award is expensed over that period.

U.S. GAAP

o In its U.S. GAAP reporting, under SFAS 123 "Accounting for Stock Based Compensation", HSBC has interpreted the service period as being the period to which the bonus relates.

o For 2005 bonuses, awarded in early 2006, HSBC will follow SFAS 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R is consistent with IFRS 2, requiring restricted bonuses be expensed over the period the employee must remain with HSBC. However, SFAS 123R only applies to awards made after the date of adoption, which HSBC has elected as July 1, 2005.

Property

IFRS

o Under the transition rules of IFRS 1, HSBC has elected to freeze the value of its properties at their January 1, 2004 valuations. These are the "deemed cost" of properties under IFRSs and will not be revalued in the future. Properties held at historical or deemed cost are depreciated except for freehold land and leasehold leases greater than 500 years. Investment properties are not depreciated.

o Investment properties are recognized at current market value with gains or losses recognized in net income for the period.

U.S. GAAP

o U.S. GAAP does not permit revaluations of property, including investment property, although it requires recognition of asset impairment. Any realized surplus or deficit is, therefore, reflected in income on disposal of the property. Depreciation is charged on all properties based on cost.

Pension costs

IFRS

o IAS 19, "Employee Benefits" requires pension liabilities to be assessed based on current actuarial assumptions and methods and pension assets to be measured at fair value. The net pension surplus or deficit, representing the difference between plan assets and liabilities, is recognized on the balance sheet.

o As permitted by IAS 19 (revised 2004), HSBC elects to record all actuarial gains and losses on the pension surplus or deficit in the year they occur within the Statement of Recognized Income and Expense.

U.S. GAAP

o SFAS 87 "Employers' Accounting for Pensions" prescribes a similar method of actuarial valuation for pension liabilities and measurement of plan assets at fair value as IAS 39.

o Where the accumulated benefit obligation (the value of benefits accrued based on employee service up to the balance sheet date) exceeds the value of plan assets, HSBC recognizes an additional minimum pension liability equal to this excess, as long as the excess is greater than any accrual already established for unfunded pension costs.

o SFAS 87 does not permit recognition of all actuarial gains and losses in a performance statement other than the primary income statement. Under U.S. GAAP, HSBC elects to use the "corridor method", whereby actuarial gains and losses outside a certain range are recognized in the income statement, in equal amounts over the remaining service lives of current employees. That range is equal to 10% of the greater of plan assets and plan liabilities. The remaining additional minimum pension liability is recognized directly in other comprehensive income.

Designation of financial assets and liabilities at fair value through profit and loss

IFRS

o Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation:

      - eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or

      - applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to key management personnel; or

      - relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

o Financial assets and financial liabilities so designated are recognized initially at fair value, with transaction costs taken directly to the income statement, and are subsequently remeasured at fair value. This designation, once made, is irrevocable in respect of the financial instruments to which it is made. Financial assets and financial liabilities are recognized using trade date accounting.

o Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends, within "Net income from financial instruments designated at fair value".

U.S. GAAP

o There are no provisions to make such an election in U.S. GAAP similar to that in IAS 39.

      - Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement under U.S. GAAP, they must meet the definition of trading securities in SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Financial liabilities are generally reported at amortized cost under U.S. GAAP.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Income

The following table presents a summary of net interest income.

--------------------------------------------------------------------------------
                                                             Increase (Decrease)
                                                             -------------------
                                          2005       2004     Amount       %
--------------------------------------------------------------------------------
                                                     (in millions)
Three months ended September 30:
Interest income:
      Loans .......................    $ 1,192    $   779    $   413          53
      Securities ..................        225        220          5           2
      Trading assets ..............         73         43         30          70
      Short-term investments ......         83         27         56         207
      Other .......................          9          5          4          80
                                       -------    -------    -------     -------
          Total interest income ...      1,582      1,074        508          47
                                       -------    -------    -------     -------
Interest expense:
      Deposits ....................        476        226        250         111
      Short-term borrowings .......         87         49         38          78
      Long-term debt ..............        258        101        157         155
                                       -------    -------    -------     -------
          Total interest expense ..        821        376        445         118
                                       -------    -------    -------     -------

Net interest income ...............    $   761    $   698    $    63           9
                                       =======    =======    =======     =======
Nine months ended September 30:
Interest income:
      Loans .......................    $ 3,377    $ 2,060    $ 1,317          64
      Securities ..................        650        651         (1)         --
      Trading assets ..............        193        114         79          69
      Short-term investments ......        202         63        139         221
      Other .......................         23         13         10          77
                                       -------    -------    -------     -------
          Total interest income ...      4,445      2,901      1,544          53
                                       -------    -------    -------     -------
Interest expense:
      Deposits ....................      1,199        544        655         120
      Short-term borrowings .......        205        100        105         105
      Long-term debt ..............        720        216        504         233
                                       -------    -------    -------     -------
          Total interest expense ..      2,124        860      1,264         147
                                       -------    -------    -------     -------

Net interest income ...............    $ 2,321    $ 2,041    $   280          14
                                       =======    =======    =======     =======

In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 21-22 of this Form 10-Q.

All increases and decreases referenced on the following pages for the third quarter and nine months of 2005 represent comparisons with the same 2004 periods.

Interest Income - Loans

Total interest income on loans increased $413 million (53%) in the third quarter of 2005 and increased $1,317 million (64%) in the first nine months of 2005. Average total loan balances increased 38% for the third quarter and 53% for the first nine months of 2005, resulting from significant increases in various consumer and commercial loan portfolios during 2004.

In addition to significant organic residential mortgage loan growth during 2004, loans and receivables acquired directly from HSBC Finance Corporation, from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs, and from unrelated third parties have had a significant impact on interest income during 2005. Increases in average loan balances, and the resulting increases in interest income, were offset by significant amortization of premiums paid for the specific portfolios, most notably private label receivables acquired from HSBC Finance Corporation in December 2004. Purchases of residential mortgage loans from HSBC Finance Corporation correspondents were discontinued effective September 1, 2005 due to HUSI's increasing ability to originate similar products.

      Credit Card Receivables

Interest earned from credit card receivables increased $193 million (839%) in the third quarter of 2005, and increased $496 million (636%) in the first nine months of 2005. Average credit card receivable balances were $12 billion higher for the first nine months of 2005.

In December 2004, HUSI acquired $12 billion of private label receivables and other loans from HSBC Finance Corporation. Total premiums paid for these receivables, which are being amortized against interest income over the estimated life of the related receivables, totaled $639 million. During the first nine months of 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label portfolio balance to $14 billion at September 30, 2005. By agreement, new receivables generated from these private label relationships are being acquired from HSBC Finance Corporation on a daily basis. Total premiums paid, which are being amortized against interest income over the estimated life of the related receivables, totaled $312 million for the first nine months of the year.

HUSI continues to purchase additional private label credit card receivables on a daily basis from HSBC Finance Corporation, which continues to own the private label customer relationships noted above.

During 2004, HUSI sold certain MasterCard/Visa credit card relationships to HSBC Finance Corporation. HUSI purchases receivables associated with these MasterCard/Visa relationships from HSBC Finance Corporation on a daily basis. Total premiums paid for these new receivables, which are being amortized against interest income over the estimated life of the related receivables, totaled $25 million.

The average yields for credit card receivables and total loans were reduced in 2005 as a result of amortization of premiums paid for various credit card portfolios, as follows:

------------------------------------------------------------------------------------------------------
                                                           Three Months Ended        Nine Months Ended
                                                           September 30, 2005       September 30, 2005
                                                           ------------------       ------------------
                                                            Amount       Rate        Amount       Rate
------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Credit card receivables:
Interest income, before premium amortization .........     $   396      11.58%      $ 1,112      11.94%
Premium amortization .................................        (180)     (5.47)         (538)     (6.02)
                                                           -------      -----       -------      -----
Interest income, adjusted for premium amortization ...     $   216       6.11%      $   574       5.92%
                                                           =======      =====       =======      =====

Total loans:
Interest income, before premium amortization .........     $ 1,372       6.15%      $ 3,915       6.03%
Premium amortization .................................        (180)      (.84)         (538)      (.86)
                                                           -------      -----       -------      -----
Interest income, adjusted for premium amortization ...     $ 1,192       5.31%      $ 3,377       5.17%
                                                           =======      =====       =======      =====

      Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $76 million (15%) in the third quarter of 2005, and increased $456 million (36%) in the first nine months of 2005. HUSI significantly expanded the volume of adjustable rate residential mortgage loans originated during 2004, which were retained on the balance sheet. As a result, average residential mortgage loans held increased by approximately 37% for the first nine months of 2005.

Since the beginning of 2004, approximately $5.5 billion of residential mortgages have been purchased from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program. Purchases from these correspondents were discontinued effective September 1, 2005 due to HUSI's increasing ability to originate similar products. Originations of residential mortgage loans have decreased in 2005 as compared with 2004, due to the contracting national originations market.

The increased average loan balances, and their positive effect on earnings, were partially offset by a year to date decrease in the average yield earned on residential mortgages during the first nine months of 2005. Despite rising interest rates, consumers continued to take advantage of lower coupon adjustable rate products, resulting in lower overall average yields.

The residential mortgage loan portfolio is expected to remain relatively constant through the remainder of 2005. Loan originations of various adjustable rate products that previously would have been retained in the held loan portfolio are now being sold in the secondary market.

      Other Consumer Loans

Interest earned from various other consumer lending programs increased $34 million (100%) in the third quarter of 2005, and increased $96 million (96%) in the first nine months of 2005. Average loan balances increased by 67% in the first nine months of 2005, primarily due to consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. The average yield earned on consumer loans also increased due to the rising rate environment.

      Commercial Loans

Interest income from commercial loans increased $110 million (50%) in the third quarter of 2005, and increased $269 million (45%) in the first nine months of 2005. Average commercial loan balances increased by 21% in the first nine months of 2005. The average yield earned on commercial loans also increased due to increases in HBUS's prime lending rate during 2005.

Targeted growth in small business, middle market and real estate lending portfolios, which began in 2004, has continued to increase loan balances in 2005. HUSI plans to continue to build upon its status as the top small business lender in New York State.

Interest Income - Trading Assets

Interest income from trading assets increased $30 million (70%) in the third quarter of 2005, and increased $79 million (69%) in the first nine months of 2005. In the first nine months of 2005, average trading assets increased by 27% mainly as a result of various business expansion initiatives. Average yields earned on these balances also increased for the first nine months of 2005.

Interest Income - Short-Term Investments

Short-term investments include interest bearing deposits with banks and federal funds sold and securities purchased under resale agreements. Fluctuations in short-term investments directly result from the relationship between HUSI's excess liquidity position and its funding needs at any given point in time.

Interest income from short-term investments increased $56 million (207%) in the third quarter of 2005, and increased $139 million (221%) in the first nine months of 2005. Average short-term investment balances grew by 40% the first nine months of 2005, while average rates earned also increased significantly, primarily due to increases in the federal funds rate.

Interest Expense - Deposits

Total interest expense on interest bearing deposits increased $250 million (111%) in the third quarter of 2005, and increased $655 million (120%) in the first nine months of 2005. Interest expense increased for both domestic and foreign deposits. Average interest bearing deposits increased by 18% in the first nine months of 2005. Average interest rates paid to these customers also increased significantly, due to increases in short-term interest rates and to introduction of more competitively priced consumer and commercial products.

An overview of deposit growth initiatives is provided on page 24 of this Form 10-Q.

Interest Expense - Short-Term Borrowings

Interest expense on short-term borrowings increased $38 million (78%) in the third quarter of 2005, and increased $105 million (105%) in the first nine months of 2005. Average short-term borrowings balances increased by 24% in the first nine months of 2005, while the average interest rate paid also increased significantly, due primarily to increases in the federal funds rate.

Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $157 million (155%) in the third quarter of 2005, and increased $504 million (233%) in the first nine months of 2005. Average long-term debt balances increased by 262% in the first nine months of 2005, due primarily to new debt issued during the second half of 2004 to fund balance sheet growth. A decrease in the average interest rate paid on long-term debt in the first nine months of 2005, which resulted from new debt being issued at significantly lower rates than existing debt, partially offset the average balance increases.

Other Revenues

The following table presents the components of other revenues.

------------------------------------------------------------------------------------------------------------
                                                                                                Increase
                                                                                               (Decrease)
                                                                                            ----------------
                                                                       2005       2004      Amount      %
------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Three months ended September 30:
      Trust income ..............................................     $  21      $  23      $  (2)        (9)
      Service charges:
          HSBC affiliate income .................................         4          4         --         --
          Other service charges .................................        48         50         (2)        (4)
                                                                      -----      -----      -----      -----
          Total service charges .................................        52         54         (2)        (4)
                                                                      -----      -----      -----      -----
      Other fees and commissions:
          Letter of credit fees .................................        18         18         --         --
          Credit card fees ......................................        93         20         73        365
          Wealth and tax advisory services ......................        15         10          5         50
          HSBC affiliate income .................................        12         14         (2)       (14)
          Other fee-based income, net of referral fees ..........        54         48          6         13
                                                                      -----      -----      -----      -----
          Total other fees and commissions ......................       192        110         82         75
                                                                      -----      -----      -----      -----
      Securitization revenue ....................................        30         --         30         --
      Other income:
          Insurance .............................................         6         16        (10)       (63)
          HSBC affiliate income .................................         3        100        (97)       (97)
          Interest on tax settlement ............................        --         17        (17)      (100)
          Gains on sale of property and other financial assets ..        22         50        (28)       (56)
          Other .................................................        (6)        17        (23)      (135)
                                                                      -----      -----      -----      -----
          Total other income ....................................        25        200       (175)       (88)
                                                                      -----      -----      -----      -----

      Residential mortgage banking revenue (expense) ............        31        (64)        95        148
      Trading revenues ..........................................       137         21        116        552
      Securities gains, net .....................................        17         18         (1)        (6)
                                                                      -----      -----      -----      -----
      Total other revenues ......................................     $ 505      $ 362      $ 143         40
                                                                      =====      =====      =====      =====

------------------------------------------------------------------------------------------------------------
                                                                                                Increase
                                                                                               (Decrease)
                                                                                            ----------------
                                                                       2005       2004      Amount      %
------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Nine months ended September 30:
      Trust income ..............................................     $   65     $   71     $   (6)       (8)
      Service charges:
          HSBC affiliate income .................................         11         14         (3)      (21)
          Other service charges .................................        147        144          3         2
                                                                      ------     ------     ------    ------
          Total service charges .................................        158        158         --        --
                                                                      ------     ------     ------    ------
      Other fees and commissions:
          Letter of credit fees .................................         53         53         --        --
          Credit card fees ......................................        211         60        151       252
          Wealth and tax advisory services ......................         44         34         10        29
          HSBC affiliate income .................................         42         25         17        68
          Other fee-based income, net of referral fees ..........        131        169        (38)      (22)
                                                                      ------     ------     ------    ------
          Total other fees and commissions ......................        481        341        140        41
                                                                      ------     ------     ------    ------
      Securitization revenue ....................................         99         --         99        --
      Other income:
          Insurance .............................................         37         47        (10)      (21)
          HSBC affiliate income .................................         26        102        (76)      (75)
          Interest on tax settlement ............................         --         17        (17)     (100)
          Gains on sale of property and other financial assets ..         68         56         12        21
          Other .................................................         49         61        (12)      (20)
                                                                      ------     ------     ------    ------
          Total other income ....................................        180        283       (103)      (36)
                                                                      ------     ------     ------    ------

      Residential mortgage banking revenue (expense) ............         41       (105)       146       139
      Trading revenues ..........................................        268        188         80        43
      Securities gains, net .....................................        105         59         46        78
                                                                      ------     ------     ------    ------
      Total other revenues ......................................     $1,397     $  995     $  402        40
                                                                      ======     ======     ======    ======

All increases and decreases referenced on the following pages for the third quarter and first nine months of 2005 represent comparisons with the same 2004 periods.

      Other Fees and Commissions

Increased credit card fees in the third quarter and first nine months of 2005 primarily resulted from the private label receivables acquired from HSBC Finance Corporation in 2004 and 2005.

Other fee-based income increased in the third quarter of 2005. New fees generated by a subsidiary transferred from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients, were partially offset by referral fees paid to other HSBC affiliates under new referral arrangements in 2005, which are netted against related fee revenues received from customers.

In June 2004, HUSI transferred an investment brokerage subsidiary to an HSBC affiliate. Fees received from brokerage customers prior to the transfer date are reported as other fee-based income in the preceding tables, while fees received pursuant to an ongoing arrangement with the HSBC affiliate since the transfer date are reported as HSBC affiliate income. Therefore, for the first nine months of 2005, HSBC affiliate income increased, while other fee-based income decreased.

      Securitization Revenue

Securitization revenue results directly from the purchase of residual interests in securitized private label credit card receivables from HSBC Finance Corporation in December 2004. Securitization revenue is comprised of the following activity:

---------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended   Nine Months Ended
                                                                   September 30, 2005  September 30, 2005
---------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Net replenishment gains, net of provision for credit losses .....                 $24                 $66
Servicing revenue and excess spread .............................                   6                  33
                                                                                  ---                 ---
Total ...........................................................                 $30                 $99
                                                                                  ===                 ===

The securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2008. The replenishment gains result from these receivable sales to the trusts. Third quarter servicing revenue and excess spread was comparable to the second quarter, but has decreased when compared with previous periods, due to declining receivable balances in the securitized trusts. There have been no new securitization transactions during 2005.

      Other Income

HSBC affiliate income for the third quarter of 2004 included a gain of $99 million related to the sale of certain credit card relationships to HSBC Finance Corporation. HSBC affiliate income during the first nine months of 2005 was primarily attributable to HBUS's new role, effective October 2004, as originating lender for HSBC Finance Corporation's Taxpayer Financial Services business. This revenue is further described in Note 10 of the consolidated financial statements beginning on page 13 of this Form 10-Q.

In July 2004, HUSI recorded a $17 million refund of interest previously paid to the Internal Revenue Service related to a prior year tax audit.

Gains on sale of property and other financial assets primarily include the following significant activity and/or transactions for 2005 and 2004:

2005

o     $17 million gain from the sale of property in July 2005;

o     $26 million gain from the sale of property in May 2005;

o $16 million of gains from the sales of various branches and from the sale of a portion of HUSI's personal trust business during the first nine months of 2005; and

o In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these loans to HSBC Markets. Since the inception of this program, HUSI has acquired approximately $2 billion of residential mortgage loans, which it subsequently sold to HSBC Markets for total gains of approximately $2 million.

2004

o     $45 million gain on the sale of an investment in NYCE Corporation in July
      2004.

Other includes the following significant activity and/or transactions for 2005:

o In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these acquired loans to HSBC Markets. At September 30, 2005, HUSI had approximately $1.5 billion of residential mortgage loans held for sale on its consolidated balance sheet, which are reported at the lower of cost or market value. A mark to market loss of $24 million was included in other income related to these loans; and

o miscellaneous fees have also increased as a direct result of the private label receivable portfolio purchased from HSBC Finance Corporation in December 2004, and from other private label portfolios acquired from unrelated third parties during 2005.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing. Corporate transfer pricing methodology was revised in the first quarter of 2005 resulting in additional internal charges to the residential mortgage banking business from the CIBM segment. Net interest income for the third quarter and the first nine months of 2004 has been adjusted in the table to facilitate comparison.

-------------------------------------------------------------------------------------------------------------------
                                                                                                Increase (Decrease)
                                                                                                -------------------
                                                                           2005        2004      Amount        %
-------------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Three months ended September 30:
Net interest income ................................................     $  103      $  121      $  (18)        (15)
                                                                         ------      ------      ------      ------

Servicing related income (expense):
      Servicing fee income .........................................         19          20          (1)         (5)
      MSRs amortization ............................................        (18)        (19)          1           5
      MSRs temporary impairment (provision) recovery ...............         49         (95)        144         152
      Trading - Derivative instruments used to offset changes in
        value of MSRs ..............................................        (14)         33         (47)       (142)
                                                                         ------      ------      ------      ------
      Total net servicing related income (expense) .................         36         (61)         97         159
                                                                         ------      ------      ------      ------

Originations and sales related income (expense):
      Gains (losses) on sales of mortgages .........................        (12)          1         (13)     (1,300)
      Trading - Forward loan sale commitments ......................         --          (4)          4         100
              - Interest rate lock commitments .....................         --          (3)          3         100
              - Euro interest rate contracts .......................          2          --           2          --
      Fair value hedge activity(1) .................................         --          (1)          1         100
                                                                         ------      ------      ------      ------
      Total net originations and sales related income (expense) ....        (10)         (7)         (3)        (43)
                                                                         ------      ------      ------      ------

Other mortgage income ..............................................          5           4           1          25
                                                                         ------      ------      ------      ------

Total residential mortgage banking revenue (expense) included
  in other revenues ................................................         31         (64)         95         148
                                                                         ------      ------      ------      ------

Total residential mortgage banking related revenue .................     $  134      $   57      $   77         135
                                                                         ======      ======      ======      ======

-------------------------------------------------------------------------------------------------------------------
                                                                                                Increase (Decrease)
                                                                                                -------------------
                                                                           2005        2004      Amount        %
-------------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Nine months ended September 30:
Net interest income ................................................     $  349      $  342      $    7           2
                                                                         ------      ------      ------      ------

Servicing related income (expense):
      Servicing fee income .........................................         56          60          (4)         (7)
      MSRs amortization ............................................        (54)        (82)         28          34
      MSRs temporary impairment (provision) recovery ...............         30         (82)        112         137
      Trading - Derivative instruments used to offset changes in
        value of MSRs ..............................................          5           9          (4)        (44)
      Gains on sales of available for sale securities ..............         --           8          (8)       (100)
                                                                         ------      ------      ------      ------
      Total net servicing related income (expense) .................         37         (87)        124         143
                                                                         ------      ------      ------      ------

Originations and sales related income (expense):
      Gains (losses) on sales of mortgages .........................          3          (7)         10         143
      Trading - Forward loan sale commitments ......................         (9)         (1)         (8)       (800)
              - Interest rate lock commitments .....................         (4)        (13)          9          69
      Fair value hedge activity(1) .................................         --          (2)          2         100
                                                                         ------      ------      ------      ------
      Total net originations and sales related income (expense) ....        (10)        (23)         13          57
                                                                         ------      ------      ------      ------

Other mortgage income ..............................................         14           5           9         180
                                                                         ------      ------      ------      ------

Total residential mortgage banking revenue (expense) included
  in other revenues ................................................         41        (105)        146         139
                                                                         ------      ------      ------      ------

Total residential mortgage banking related revenue .................     $  390      $  237      $  153          65
                                                                         ======      ======      ======      ======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity.

All increases and decreases referenced below for the third quarter and the first nine months of 2005 represent comparisons with the same 2004 periods.

      Overview

Residential mortgage banking related revenue increased $77 million and $153 million for the third quarter and the first nine months of 2005 respectively.

Net interest income for the first nine months of 2005 was consistent with 2004 levels. The decrease for the third quarter of 2005 was attributable to a narrowing of interest rate spreads on the core mortgage portfolio. Commentary regarding residential mortgage interest income is presented on pages 35-36 of this Form 10-Q.

      Servicing Related Income (Expense)

Increased net servicing related income (expense) for the third quarter and for the first nine months of 2005 was primarily attributable to recovery of the temporary impairment valuation allowance during 2005 compared with provisions for impairment recorded for 2004, which was partially offset by decreases in income associated with derivative instruments used to offset changes in the economic value of MSRs. The overall increase for the first nine months of 2005 was also partially attributable to decreased MSR amortization expense.

The recorded net book value of MSRs and related amortization expense, are directly impacted by interest rate fluctuations, which in turn affect levels of residential mortgage prepayments. During 2005, interest rates generally rose and prepayments of residential mortgages, mostly in the form of loan refinancings, have subsequently decreased in comparison with 2004 levels, resulting in decreased MSR amortization expense compared with amounts recorded in prior periods. Loan refinance activity represented 43% of total originations in the first nine months of 2005, as compared with 52% in the first nine months of 2004.

The net servicing related income amounts in the tables do not reflect approximately $4 million of unrealized losses, recorded as other comprehensive income, on available for sale securities used to offset changes in the economic value of MSRs as well as net interest income of $7 million on these securities.

Additional commentary regarding risk management associated with the MSRs economic hedging program begins on page 67 of this Form 10-Q.

      Originations and Sales Related Income (Expense)

The increase in originations and sales related income for the first nine months of 2005 was attributable to a higher basis point gain on each individual sale driven by less market volatility as compared with 2004 as well as a higher volume of originated loans sold. During the first nine months of 2005, residential mortgages originated with the intention to sell increased 27% from the same 2004 period. A greater proportion of adjustable rate residential mortgage loans were sold in 2005, which previously would have been held on HUSI's balance sheet.

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

-----------------------------------------------------------------------------------------------
                                                                            Increase (Decrease)
                                                                           --------------------
                                                  2005         2004        Amount          %
-----------------------------------------------------------------------------------------------
                                                                 (in millions)
Three months ended September 30:
Trading revenues ........................       $  137       $   21        $  116           552
Net interest income .....................           --           24           (24)         (100)
                                                ------       ------        ------        ------
Trading related revenues ................       $  137       $   45        $   92           204
                                                ======       ======        ======        ======

Business:
      Derivative instruments ............       $   44       $   (3)       $   47         1,567
      Treasury (primarily securities) ...           39            5            34           680
      Bank notes ........................           19           16             3            19
      Foreign exchange ..................           20           11             9            82
      Precious metals ...................            9           11            (2)          (18)
      Other trading .....................            6            5             1            20
                                                ------       ------        ------        ------
Trading related revenues ................       $  137       $   45        $   92           204
                                                ======       ======        ======        ======

Nine months ended September 30:
Trading revenues ........................       $  268       $  188        $   80            43
Net interest income .....................           21           61           (40)          (66)
                                                ------       ------        ------        ------
Trading related revenues ................       $  289       $  249        $   40            16
                                                ======       ======        ======        ======

Business:
      Derivative instruments ............       $  103       $   83        $   20            24
      Treasury (primarily securities) ...           42           20            22           110
      Bank notes ........................           49           42             7            17
      Foreign exchange ..................           52           48             4             8
      Precious metals ...................           35           39            (4)          (10)
      Other trading .....................            8           17            (9)          (53)
                                                ------       ------        ------        ------
Trading related revenues ................       $  289       $  249        $   40            16
                                                ======       ======        ======        ======

Improved trading markets during the third quarter of 2005 offset the difficult markets encountered during the first two quarters. Overall, non-interest client and propriety trading revenues increased during the third quarter and the first nine months of 2005 as a result of the following factors:

o improved trading markets for the third quarter associated with the credit derivatives trading desk;

o successful rollout of a new structured transactions business within the CIBM segment, which has increased derivatives related revenues in the third quarter and the first nine months of 2005; and

o increased Treasury related revenues for the third quarter associated with a new whole loan structuring business initiated during 2005.

The yield curve continued to flatten during the third quarter, which resulted in significant decreases in quarter and year to date interest rate margins associated with various trading assets.

Security Gains, Net

The following table presents gains and losses on securities portfolios included in the consolidated statement of income.

------------------------------------------------------------------------------------------------------------------
                                                         2005                                  2004
                                          ----------------------------------    ----------------------------------
                                             Gross        Gross          Net       Gross        Gross          Net
                                          Realized     Realized     Realized    Realized     Realized     Realized
                                             Gains     (Losses)        Gains       Gains     (Losses)        Gains
------------------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Three months ended September 30:
Net security gains included in:
      Security gains, net ............       $  17        $  --        $  17       $  19        $  (1)       $  18
                                             =====        =====        =====       =====        =====        =====

Nine months ended September 30:
Net security gains included in:
      Residential mortgage banking
        related revenue ..............       $  --        $  --        $  --       $   8        $  --        $   8
      Security gains, net ............         106           (1)         105          66           (7)          59
                                             -----        -----        -----       -----        -----        -----
                                             $ 106        $  (1)       $ 105       $  74        $  (7)       $  67
                                             =====        =====        =====       =====        =====        =====

HUSI maintains various securities portfolios as part of its overall liquidity, balance sheet diversification and risk management strategy. During the first nine months of 2005, approximately $33 million of gains were realized on securities sold to address interest rate sensitivity and balance sheet diversification needs, which was consistent with similar gains for the same 2004 period. Also during 2005, HUSI reduced its exposure in Latin American securities, resulting in gains of $20 million, as compared with $27 million for the same 2004 period.

In June 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million.

Operating Expenses

The following table presents the components of operating expenses.

-------------------------------------------------------------------------------------------------------------
                                                                                          Increase (Decrease)
                                                                                         --------------------
                                                                    2005        2004      Amount         %
-------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Three months ended September 30:
Salaries and employee benefits .............................     $   257     $   219     $    38           17
Occupancy expense, net .....................................          49          42           7           17
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ............          48          42           6           14
      Fees paid to HSBC Finance Corporation for loan
        servicing and other administrative support .........         102           8          94        1,175
      Other fees, primarily treasury and traded markets
        services ...........................................          63          49          14           29
                                                                 -------     -------     -------      -------
                                                                     213          99         114          115
                                                                 -------     -------     -------      -------
Other expenses:
      Equipment and software ...............................          22          26          (4)         (15)
      Marketing ............................................          22          14           8           57
      Outside services .....................................          29          24           5           21
      Professional fees ....................................          15          14           1            7
      Telecommunications ...................................           5           4           1           25
      Postage, printing and office supplies ................           6           6          --           --
      Insurance business ...................................           6           6          --           --
      Other ................................................          49          26          23           88
                                                                 -------     -------     -------      -------
      Total other expenses .................................         154         120          34           28
                                                                 -------     -------     -------      -------
Total operating expenses ...................................     $   673     $   480     $   193           40
                                                                 =======     =======     =======      =======
Personnel - average number .................................      11,378      11,108         270            2

-------------------------------------------------------------------------------------------------------------
                                                                                          Increase (Decrease)
                                                                                         --------------------
                                                                    2005        2004      Amount         %
-------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Nine months ended September 30:
Salaries and employee benefits .............................     $   778     $   714     $    64            9
Occupancy expense, net .....................................         134         124          10            8
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ............         148         124          24           19
      Fees paid to HSBC Finance Corporation for loan
        servicing and other administrative support .........         307          19         288        1,516
      Other fees, primarily treasury and traded markets
        services ...........................................         194         148          46           31
                                                                 -------     -------     -------      -------
                                                                     649         291         358          123
                                                                 -------     -------     -------      -------
Other expenses:
      Equipment and software ...............................          68          83         (15)         (18)
      Marketing ............................................          55          34          21           62
      Outside services .....................................          84          74          10           14
      Professional fees ....................................          44          35           9           26
      Telecommunications ...................................          14          13           1            8
      Postage, printing and office supplies ................          19          18           1            6
      Insurance business ...................................          15          17          (2)         (12)
      Other ................................................         152          86          66           77
                                                                 -------     -------     -------      -------
      Total other expenses .................................         451         360          91           25
                                                                 -------     -------     -------      -------
Total operating expenses ...................................     $ 2,012     $ 1,489     $   523           35
                                                                 =======     =======     =======      =======
Personnel - average number .................................      11,114      11,634        (520)          (4)

All increases and decreases referred to for the third quarter and for the first nine months of 2005 represent comparisons with the same 2004 periods.

      Overview

Total operating expenses increased 40% in the third quarter of 2005, and increased 35% in the first nine months of 2005. Increases in various HSBC affiliate charges and in salaries and employee benefits were the primary drivers of increased expenses.

      Salaries and Employee Benefits

Salaries increased $21 million (12%) for the third quarter and increased $26 million (5%) for the first nine months of 2005.

During the first half of 2004, HUSI transferred its brokerage subsidiary and most of its branch operations in Panama to other HSBC affiliates, resulting in a significant reduction in average personnel. Excluding these subsidiary transfers, the average number of personnel increased for the third quarter and the first nine months of 2005. Expansion initiatives in various businesses were the primary drivers of increased staff counts and salaries expense. In addition, in March 2005, HSBC transferred a subsidiary to HUSI that provides accounting and valuation services to hedge fund clients, which also increased salaries expense.

Employee benefits expenses increased $17 million (43%) in the third quarter and $38 million (22%) in the first nine months of 2005, due to:

o increased employer share of payroll taxes and other benefit costs associated with the overall increases noted above for salaries;

o HUSI's employer matching of employee retirement savings contributions have increased, due to changes in matching program provisions which took effect during 2004; and

o     increased staffing levels noted above.

      Support Services From HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. Transactions with HSBC affiliates are presented in Note 10 of the consolidated financial statements beginning on page 13 of this Form 10-Q.

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

      Other Expenses

Other includes external fraud losses of $4 million in the third quarter of 2005, and $26 million in the first nine months of 2005, which are related primarily to the private label receivable portfolio acquired from HSBC Finance Corporation in December 2004.

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures, including letters of credit, unused commitments to extend credit and financial guarantees. The provision for losses associated with these off-balance sheet exposures increased $9 million in the third quarter of 2005 and $15 million for the first nine months of 2005. Additional analysis of off-balance sheet exposures begins on page 60 of this Form 10-Q.

Various business expansion initiatives within the PFS, CMB and CIBM segments have also resulted in general increases in other expenses during 2005.

BUSINESS SEGMENTS
--------------------------------------------------------------------------------

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are consistent with the line of business groupings used by HSBC. The segments are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs.

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

The PFS segment continues to include MasterCard/Visa credit card receivables acquired on a daily basis, related to account relationships which HUSI sold to HSBC Finance Corporation in 2004.

      The Consumer Finance (CF) Segment

Effective for the first quarter of 2005, HUSI formed a new business segment, Consumer Finance (CF), which was reported as a component of PFS in prior periods. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to various consumer loans, private label credit card receivables, and retained interests in securitized receivable trusts purchased from HSBC Finance Corporation, as well as consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Purchases from these correspondents were discontinued effective September 1, 2005 due to HUSI's increasing ability to originate similar products.

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

      Other Segment

This segment includes equity investments in Wells Fargo HSBC Trade Bank N.A. and HSBC Republic Bank (Suisse) S.A.

The net interest income component in the following tables reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology. Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business, included in PFS, from CIBM. For comparability purposes, 2004 segment results were also restated, increasing CIBM revenues by $57 million for the third quarter and $143 million for the first nine months of 2004, with the offsetting decrease to PFS revenues.

All increases and decreases referred to on the following pages for the third quarter 2005 and for the first nine months of 2005 represent comparisons with the same 2004 periods.

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

Personal Financial Services (PFS)

      Overview

Excluding certain one-time transactions that occurred in 2005 and 2004, earnings improved for the PFS segment during the first nine months of 2005. Additional resources and priority have been focused on core retail banking businesses. Investment in the retail branch network continues to be expanded and reallocated to ensure coverage of high potential growth geographic areas. Loan and deposit products offered to individuals have been expanded in conjunction with increased marketing efforts. HUSI has also continued to leverage its relationship with HSBC Finance Corporation to increase consumer loan assets and earnings, to obtain loan origination and servicing, and to reduce overall operating costs of various administrative services.

      Operating Results

The following table summarizes the results for the Personal Financial Services
(PFS) segment.

------------------------------------------------------------------------------------
                                                                 Increase (Decrease)
                                                                --------------------
                                           2005        2004      Amount         %
------------------------------------------------------------------------------------
                                                       (in millions)
Three months ended September 30:
Net interest income ...............     $   300     $   274     $    26            9
Other revenues ....................         124         168         (44)         (26)
                                        -------     -------     -------      -------
Total revenues ....................         424         442         (18)          (4)
Operating expenses ................         257         239          18            8
                                        -------     -------     -------      -------
Working contribution ..............         167         203         (36)         (18)
Provision for credit losses .......          23          20           3           15
                                        -------     -------     -------      -------
Income before income tax expense ..     $   144     $   183     $   (39)         (21)
                                        =======     =======     =======      =======

Average assets ....................     $48,655     $44,731
Average liabilities/equity ........      42,081      34,072
Goodwill at September 30 ..........       1,164       1,167

------------------------------------------------------------------------------------
                                                                 Increase (Decrease)
                                                                --------------------
                                           2005        2004      Amount         %
------------------------------------------------------------------------------------
                                                       (in millions)
Nine months ended September 30:
Net interest income ...............     $   902     $   803     $    99           12
Other revenues ....................         339         308          31           10
                                        -------     -------     -------      -------
Total revenues ....................       1,241       1,111         130           12
Operating expenses ................         757         709          48            7
                                        -------     -------     -------      -------
Working contribution ..............         484         402          82           20
Provision for credit losses .......          67          63           4            6
                                        -------     -------     -------      -------
Income before income tax expense ..     $   417     $   339     $    78           23
                                        =======     =======     =======      =======

Average assets ....................     $49,824     $38,877
Average liabilities/equity ........      43,465      33,063

Increased net interest income for the third quarter and the first nine months of 2005, was due to:

o significant growth in average consumer loan balances, particularly adjustable rate residential mortgage loans, partially offset by the lower average yields on the adjustable rate loans;

o more favorable interest rate spreads on a growing personal deposits base during 2005; and

o offset by $24 million of amortization of premium paid during the first nine months of 2005 for MasterCard/Visa credit card receivables acquired on a daily basis from HSBC Finance Corporation.

Other revenues includes the following significant activity for 2005 and 2004, which affects the comparability of reported amounts:

      2005

o non-interest residential mortgage banking revenue increased $95 million in the third quarter and increased $146 million in the first nine months of 2005. Commentary regarding residential mortgage banking revenue begins on page 40 of this Form 10-Q;

o during 2005, HUSI sold certain properties to unaffiliated third parties. Approximately $26 million of the gains realized on these transactions were recorded in the PFS segment; and

o effective in October 2004, HBUS is the originating lender for HSBC Finance Corporation's Taxpayer Financial Services program. Gains recognized for tax refund anticipation loans sold to HSBC Finance Corporation were approximately $19 million in the first nine months of 2005, most of which was recorded in the first quarter of the year.

      2004

o during the third quarter of 2004, HUSI recorded a $99 million gain on sale of certain credit card relationships to HSBC Finance Corporation; and

o also during the third quarter, HUSI recorded a $45 million gain on sale of an equity investment.

Increased operating expenses for the third quarter and the first nine months of 2005, were due to:

o increased personnel, marketing and other direct expenses associated with expanded consumer lending and retail banking operations; and

o increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment.

      Consumer Finance (CF)

      Overview

Results of this segment, which was initiated in 2005, have been negatively impacted by significant amortization of premiums paid for private label credit card receivables acquired from HSBC Finance Corporation in 2004 and 2005. Residential mortgage loans and other consumer loans acquired from HSBC Finance Corporation and their correspondents, which began in 2003, have had a positive impact on income before taxes.

      Operating Results

The following table summarizes the results for the Consumer Finance (CF) segment.

-------------------------------------------------------------------------------------------------------
                                                                                   Increase (Decrease)
                                                                                 ----------------------
                                                         2005          2004        Amount          %
-------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Three months ended September 30:
Net interest income ............................     $    140      $     49      $     91           186
Other revenues .................................          102            --           102            --
                                                     --------      --------      --------      --------
Total revenues .................................          242            49           193           394
Operating expenses .............................          101             4            97         2,425
                                                     --------      --------      --------      --------
Working contribution ...........................          141            45            96           213
Provision for credit losses ....................          176             3           173         5,767
                                                     --------      --------      --------      --------
Income (loss) before income tax expense ........     $    (35)     $     42      $    (77)         (183)
                                                     ========      ========      ========      ========

Average assets .................................     $ 19,764      $  4,777
Average liabilities/equity .....................          343            (5)

Nine months ended September 30:
Net interest income ............................     $    436      $    135      $    301           223
Other revenues .................................          249            --           249            --
                                                     --------      --------      --------      --------
Total revenues .................................          685           135           550           407
Operating expenses .............................          318            10           308         3,080
                                                     --------      --------      --------      --------
Working contribution ...........................          367           125           242           194
Provision for credit losses ....................          437             6           431         7,183
                                                     --------      --------      --------      --------
Income (loss) before income tax expense ........     $    (70)     $    119      $   (189)         (159)
                                                     ========      ========      ========      ========

Average assets .................................     $ 18,890      $  3,928
Average liabilities/equity .....................          506            (3)


This segment includes receivables associated with the private label receivable portfolio (the PLRP) acquired in December 2004 from HSBC Finance Corporation and other consumer loans acquired from HSBC Finance Corporation and their correspondents. The following table summarizes the impact of the PLRP on earnings for this segment for the third quarter and first nine months of 2005 in comparison with the other portfolios.

--------------------------------------------------------------------------------
                                                      PLRP      Other     Total
--------------------------------------------------------------------------------
                                                            (in millions)
Three months ended September 30, 2005:
Net interest income ............................     $ 102      $  38     $ 140
Other revenues .................................       102         --       102
                                                     -----      -----     -----
Total revenues .................................       204         38       242
Operating expenses .............................        98          3       101
                                                     -----      -----     -----
Working contribution ...........................       106         35       141
Provision for credit losses ....................       153         23       176
                                                     -----      -----     -----
Income (loss) before income tax expense ........     $ (47)     $  12     $ (35)
                                                     =====      =====     =====

--------------------------------------------------------------------------------
                                                      PLRP      Other     Total
--------------------------------------------------------------------------------
                                                            (in millions)
Nine months ended September 30, 2005:
Net interest income ............................     $ 283      $ 153     $ 436
Other revenues .................................       249         --       249
                                                     -----      -----     -----
Total revenues .................................       532        153       685
Operating expenses .............................       306         12       318
                                                     -----      -----     -----
Working contribution ...........................       226        141       367
Provision for credit losses ....................       401         36       437
                                                     -----      -----     -----
Income (loss) before income tax expense ........     $(175)     $ 105     $ (70)
                                                     =====      =====     =====

Interest income for the PLRP has been partially offset by approximately $370 million of amortization of the initial premium paid for the portfolio. In addition, amortization of premium paid for additional PLRP receivables acquired from HSBC Finance Corporation during 2005 was $168 million for the first nine months of 2005.

Other revenues for the PLRP for the first nine months of 2005 is primarily comprised of the following:

o     approximately $150 million of credit card and other fees from customers;
      and

o approximately $99 million of securitization revenue from residual interests in securitized private label credit card receivables acquired as part of the PLRP purchase.

Operating expenses for the PLRP are primarily fees paid to HSBC Finance Corporation for loan servicing. Additional direct expenses for management of the portfolio, including technology services and fraud losses, have also been incurred.

The provision for credit losses includes an incremental provision of $25 million for Hurricane Katrina (see further commentary on page 24 of this Form 10-Q). Excluding this incremental provision, the provision for credit losses for the first nine months of 2005 is consistent with historical experience for this portfolio. Commentary regarding credit quality begins on page 54 of this Form 10-Q.

New domestic private label credit card receivable originations are purchased from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, in the first quarter of 2006, the required minimum monthly payment amounts for domestic private label credit card accounts will change. Preliminary estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors, such as changes in customer behavior, which are difficult to predict. The impact of these factors will not be fully known or understood until the changes are fully implemented. It is anticipated that the changes will reduce the premium associated with these daily purchases beginning in 2006. Although these changes are not expected to have a material impact on HUSI's consolidated results, the impact will be material to the CF segment in 2006.

      Commercial Banking (CMB)

      Overview

Improved results for 2005 resulted from successful rollout of planned expansion initiatives. Loan and deposit products offered to small businesses, and middle-market commercial customers have been expanded, beginning in 2004, in conjunction with increased marketing efforts. HUSI has also leveraged its status as the top ranked small business lender in New York State.

      Operating Results

The following table summarizes the results for the Commercial Banking (CMB) segment.

-----------------------------------------------------------------------------------------
                                                                     Increase (Decrease)
                                                                    ---------------------
                                             2005         2004        Amount         %
-----------------------------------------------------------------------------------------
                                                           (in millions)
Three months ended September 30:
Net interest income ................     $    172     $    145      $     27           19
Other revenues .....................           52           41            11           27
                                         --------     --------      --------     --------
Total revenues .....................          224          186            38           20
Operating expenses .................           93           75            18           24
                                         --------     --------      --------     --------
Working contribution ...............          131          111            20           18
Provision for credit losses ........            7           (5)           12          240
                                         --------     --------      --------     --------
Income before income tax expense ...     $    124     $    116      $      8            7
                                         ========     ========      ========     ========

Average assets .....................     $ 16,200     $ 13,783
Average liabilities/equity .........       18,302       14,180
Goodwill at September 30 ...........          471          473

Nine months ended September 30:
Net interest income ................     $    481     $    434      $     47           11
Other revenues .....................          139          126            13           10
                                         --------     --------      --------     --------
Total revenues .....................          620          560            60           11
Operating expenses .................          281          249            32           13
                                         --------     --------      --------     --------
Working contribution ...............          339          311            28            9
Provision for credit losses ........            6           (8)           14          175
                                         --------     --------      --------     --------
Income before income tax expense ...     $    333     $    319      $     14            4
                                         ========     ========      ========     ========

Average assets .....................     $ 15,614     $ 13,504
Average liabilities/equity .........       17,226       14,131

Increased net interest income and other revenues for the third quarter and the first nine months of 2005 resulted from the successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs. CMB also benefited from more favorable interest rate spreads on a growing deposit base during 2005.

During the second quarter of 2004, HUSI transferred its Panamanian operations to an HSBC affiliate. As a result, commercial loans, deposits and related net interest income, included in the CMB segment, have decreased in 2005, partially offsetting the increases from business expansion initiatives noted above.

During 2005, HUSI sold certain properties to unaffiliated third parties. Approximately $14 million of the gains realized on these transactions were recorded in other revenues within the CMB segment.

Increased operating expenses resulted from the business expansion initiatives noted above and from increased fees paid to HTSU for technology services as HUSI has continued to upgrade its technology environment.

      Corporate, Investment Banking and Markets (CIBM)

      Overview

Decreased income for 2005 is primarily the result of significant recent increases in short-term interest rates. While increased short-term rates have a positive impact on interest rate spreads for deposit generating businesses, such as the PFS and CMB segments, they have an adverse impact on CIBM which does not generate significant low cost deposit funding. Improved market conditions resulted in increased trading revenues in the third quarter of 2005, which partially offset difficult markets encountered during the first two quarters of the year.

Various treasury and traded markets activities have been expanded in 2005 resulting in increased products offered to customers, increased marketing efforts for those products, increased proprietary activities, and increased infrastructure expenses for the CIBM segment.

      Operating Results

The following table summarizes the results for the Corporate, Investment Banking and Markets (CIBM) segment.

-------------------------------------------------------------------------------------------
                                                                       Increase (Decrease)
                                                                     ----------------------
                                             2005          2004        Amount          %
-------------------------------------------------------------------------------------------
                                                            (in millions)
Three months ended September 30:
Net interest income ................     $    107      $    200      $    (93)          (47)
Other revenues .....................          176           104            72            69
                                         --------      --------      --------      --------
Total revenues .....................          283           304           (21)           (7)
Operating expenses .................          153           106            47            44
                                         --------      --------      --------      --------
Working contribution ...............          130           198           (68)          (34)
Provision for credit losses ........           (8)            7           (15)         (214)
                                         --------      --------      --------      --------
Income before income tax expense ...     $    138      $    191      $    (53)          (28)
                                         ========      ========      ========      ========

Average assets .....................     $ 58,736      $ 47,342
Average liabilities/equity .........       78,290        58,229
Goodwill at September 30 ...........          631           631

Nine months ended September 30:
Net interest income ................     $    384      $    582      $   (198)          (34)
Other revenues .....................          441           387            54            14
                                         --------      --------      --------      --------
Total revenues .....................          825           969          (144)          (15)
Operating expenses .................          459           345           114            33
                                         --------      --------      --------      --------
Working contribution ...............          366           624          (258)          (41)
Provision for credit losses ........          (33)          (54)           21            39
                                         --------      --------      --------      --------
Income before income tax expense ...     $    399      $    678      $   (279)          (41)
                                         ========      ========      ========      ========

Average assets .....................     $ 55,777      $ 46,510
Average liabilities/equity .........       74,652        50,806

Decreased net interest income for the third quarter and for the first nine months of 2005 was primarily due to recent increases in short-term interest rates, which have had an adverse impact on CIBM interest rate spreads.

Increased other revenues for the third quarter and for the first nine months of 2005 was primarily due to increased trading revenues resulting from more favorable market conditions as compared with previous quarters. Increased fee-based income and increased gains on the sale of securities also contributed to the overall increase in other revenues. Commentary regarding trading revenues and securities gains begins on page 42 of this Form 10-Q.

Increased operating expenses resulted from:

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

The provision for credit losses increased for the first nine months of 2005 despite a decrease for the third quarter. The net provision credit for the first nine months of 2004 reflected a period of unusually low loan charge offs and relatively high recoveries of amounts previously charged off. The net provision credit for the first nine months of 2005 resulted from continuation of relatively low charge offs, but lower recoveries of amounts previously charged off.

      Private Banking (PB)

      Overview

During 2005, additional resources have been allocated to expand services provided to high net worth customers served by this segment resulting in increased revenues partially offset by increased expenses.

      Operating Results

The following table summarizes the results for the Private Banking (PB) segment.

--------------------------------------------------------------------------------------
                                                                   Increase (Decrease)
                                                                  --------------------
                                            2005         2004      Amount        %
--------------------------------------------------------------------------------------
                                                         (in millions)
Three months ended September 30:
Net interest income ................     $    45      $    33     $    12           36
Other revenues .....................          45           44           1            2
                                         -------      -------     -------      -------
Total revenues .....................          90           77          13           17
Operating expenses .................          69           56          13           23
                                         -------      -------     -------      -------
Working contribution ...............          21           21          --           --
Provision for credit losses ........           1            2          (1)         (50)
                                         -------      -------     -------      -------
Income before income tax expense ...     $    20      $    19     $     1            5
                                         =======      =======     =======      =======

Average assets .....................     $ 4,999      $ 4,265
Average liabilities/equity .........       9,674        8,722
Goodwill at September 30 ...........         428          428

Nine months ended September 30:
Net interest income ................     $   127      $    95     $    32           34
Other revenues .....................         206          157          49           31
                                         -------      -------     -------      -------
Total revenues .....................         333          252          81           32
Operating expenses .................         197          176          21           12
                                         -------      -------     -------      -------
Working contribution ...............         136           76          60           79
Provision for credit losses ........          (1)          --          (1)          --
                                         -------      -------     -------      -------
Income before income tax expense ...     $   137      $    76     $    61           80
                                         =======      =======     =======      =======

Average assets .....................     $ 4,956      $ 3,899
Average liabilities/equity .........       9,528        9,019

Increased net interest income for the third quarter and for the first nine months of 2005 resulted from increased average earning assets, primarily loans. Operating expenses have also increased as additional resources have been allocated to this segment to expand the services provided.

Other revenues includes the following significant non-recurring transactions which affect comparability of results for 2005 and 2004:

o in June 2005, shares in a foreign equity fund were sold to an HSBC affiliate, resulting in a gain of approximately $48 million;

o during the first quarter of 2005, HUSI recognized a nominal gain on the sale of a portion of its personal trust business; and

o during the first quarter of 2004, HUSI realized higher revenue from a foreign equity investment, as compared with the first quarter of 2005.

CREDIT QUALITY
--------------------------------------------------------------------------------

HUSI's policies and critical estimates associated with its allowance for credit losses are summarized on pages 15-16, 37-38 and 77-78 of HUSI's 2004 Form 10-K. There have been no material revisions to policies or methodologies in the first nine months of 2005.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.

-------------------------------------------------------------------------------------------------------------------
                                           September 30,      June 30,      March 31,   December 31,  September 30,
Quarter ended                                       2005          2005           2005           2004           2004
-------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Balance at beginning of quarter ...........      $   790       $   773        $   788        $   340        $   347
Allowance related to acquisitions and
  (dispositions), net .....................           --            --             --            505            (11)

      Charge offs:
         Commercial .......................           16            17              6             22             18
         Consumer:
            Residential mortgages .........            6             6              4              5              2
            Credit card receivables .......          154           160            159             17             17
            Other consumer loans ..........           26            23             30              6              6
                                                 -------       -------        -------        -------        -------
            Total consumer loans ..........          186           189            193             28             25
                                                 -------       -------        -------        -------        -------
         Total charge offs ................          202           206            199             50             43
                                                 -------       -------        -------        -------        -------

      Recoveries on loans charged off:
         Commercial .......................           26             7             23             12             16
         Consumer:
            Residential mortgages .........            1            --             --              1             --
            Credit card receivables .......           30            37             44              2              2
            Other consumer loans ..........            8             9             10              2              2
                                                 -------       -------        -------        -------        -------
            Total consumer loans ..........           39            46             54              5              4
                                                 -------       -------        -------        -------        -------
          Total recoveries ................           65            53             77             17             20
                                                 -------       -------        -------        -------        -------

      Total net charge offs ...............          137           153            122             33             23
                                                 -------       -------        -------        -------        -------

      Provision charged (credited) to
        income:
         Commercial .......................            5            (1)           (25)           (45)             3
         Consumer:
            Residential mortgages .........           12            12             (1)            11              3
            Credit card receivables .......          162           141            108              9             14
            Other consumer loans ..........           20            18             25              1              7
                                                 -------       -------        -------        -------        -------
            Total consumer loans ..........          194           171            132             21             24
                                                 -------       -------        -------        -------        -------

         Total provision ..................          199           170            107            (24)            27
                                                 -------       -------        -------        -------        -------

      Balance at end of quarter ...........      $   852       $   790        $   773        $   788        $   340
                                                 =======       =======        =======        =======        =======

      Allowance ratios:
         Annualized net charge offs to
           average loans ..................          .61%          .71%           .58%           .19%           .14%
         Quarter-end allowance to:
            Quarter-end total loans .......          .95%          .90%           .90%           .93%           .51%
            Quarter-end total
              nonaccruing loans ...........       362.55%       351.11%        318.11%        298.48%        117.24%

The following table provides a summary of credit quality statistics.

-------------------------------------------------------------------------------------------------------------------------
                                                September 30,      June 30,     March 31,    December 31,   September 30,
                                                         2005          2005          2005            2004            2004
-------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Nonaccruing loans
      Balance at end of period:
          Commercial:
              Construction and other real
                estate .........................      $    32       $    29       $    28         $    33         $    24
              Other commercial .................           77            81            99             117             152
                                                      -------       -------       -------         -------         -------
              Total commercial .................          109           110           127             150             176
                                                      -------       -------       -------         -------         -------
          Consumer:
              Residential mortgages ............          126           115           116             113              94
              Credit card receivables ..........           --            --            --              --              19
              Other consumer loans .............           --            --            --               1               1
                                                      -------       -------       -------         -------         -------
              Total consumer loans .............          126           115           116             114             114
                                                      -------       -------       -------         -------         -------
      Total nonaccruing loans ..................      $   235       $   225       $   243         $   264         $   290
                                                      =======       =======       =======         =======         =======

      As a percent of loans:
          Commercial:
              Construction and other
                real estate ....................          .36%          .33%          .33%            .40%            .30%
              Other commercial .................          .48           .53           .66             .80            1.18
                                                      -------       -------       -------         -------         -------
              Total commercial .................          .43           .46           .54             .65             .84
                                                      -------       -------       -------         -------         -------
          Consumer:
              Residential mortgages ............          .27           .24           .24             .24             .22
              Credit card receivables ..........           --            --            --              --            1.69
              Other consumer loans .............           --            --            --             .03             .05
                                                      -------       -------       -------         -------         -------
              Total consumer loans .............          .20           .18           .18             .18             .25
                                                      -------       -------       -------         -------         -------
      Total ....................................          .26%          .26%          .28%            .31%            .43%
                                                      =======       =======       =======         =======         =======

Interest income on nonaccruing loans
 (quarterly total):
      Amount which would have been
        recorded had the associated loans
        been current in accordance with
        their original terms ...................      $     5       $     7       $     5         $     6         $     5
      Amount actually recorded .................            3             1             3               5               5

Accruing loans contractually past due 90
  days or more as to principal or interest:
      Total commercial .........................      $     4       $     7       $    13         $    13         $    15
                                                      -------       -------       -------         -------         -------
      Residential mortgages ....................            1            --             1               1               2
      Credit card receivables ..................          237           206           210             223               3
      Other consumer loans .....................           15            14            15              22              16
                                                      -------       -------       -------         -------         -------
          Total consumer loans .................          253           220           226             246              21
                                                      -------       -------       -------         -------         -------
      Total accruing loans contractually
        past due 90 days or more ...............      $   257       $   227       $   239         $   259         $    36
                                                      =======       =======       =======         =======         =======

Criticized assets (balance at end of
 period):
      Special mention ..........................      $   735       $   706       $   728         $   784         $   734
      Substandard ..............................          736           761           535             590             383
      Doubtful .................................           29            28            34              46              67
                                                      -------       -------       -------         -------         -------
      Total ....................................      $ 1,500       $ 1,495       $ 1,297         $ 1,420         $ 1,184
                                                      =======       =======       =======         =======         =======

Impaired loans:
      Balance at end of period .................      $   115       $   102       $   119         $   236         $   252
      Amount with impairment reserve ...........           51            79            96             210             233
      Impairment reserve .......................            8            19            21              18              38

Other real estate and owned assets:
      Balance at end of period .................      $    31       $    25       $    20         $    15         $    14
      Ratio of total nonaccruing loans,
        other real estate and owned assets
        to total assets ........................          .18%          .17%          .19%            .20%            .25%

      Overview

The allowance for credit losses increased $62 million (8%) during the third quarter of 2005 and increased $64 million (8%) during the first nine months of 2005. Total provision for credit losses of $476 million for the first nine months of 2005 was offset by total net charge offs of $412 million.

The allowance for credit losses increased $512 million from September 30, 2004 to September 30, 2005, primarily due to the addition of reserves associated with the acquisition of approximately $12 billion of private label receivables from HSBC Finance Corporation in December of 2004.

The provision for credit losses for the third quarter of 2005 includes an incremental provision of $26 million for Hurricane Katrina. See discussion of Hurricane Katrina beginning on page 24 of this Form 10-Q.

As a result of changes in bankruptcy legislation, consumers nationwide filed bankruptcies in record numbers in recent months. HUSI's provision for the third quarter and allowance for credit losses at September 30, 2005 have not been materially impacted by the changed legislation. Higher levels of personal bankruptcy filings and higher charge offs of private label credit card receivables are expected in the fourth quarter of 2005.

      Commercial Loan Credit Quality

The allowance for credit losses associated with commercial loan portfolios increased $15 million during the third quarter and decreased $4 million during the first nine months of 2005. For the first nine months of 2005, net recoveries of $17 million were offset by a $21 million credit in the provision for credit losses associated with commercial loans.

Credit quality was relatively stable during the third quarter of 2005, and has generally improved during the first nine months 2005, as evidenced by decreased nonaccruing loan balances and decreased impaired loans balances.

Criticized assets classified as "substandard" have increased $146 million during the first nine months of 2005, primarily due to the addition of non-investment grade securities to the calculation of these assets. Excluding these securities, criticized assets, primarily commercial loans, have declined among all categories during the first nine months of 2005.

HUSI expects that a more normalized commercial credit environment for the remainder of 2005 will result in lower recoveries and higher provision expense. Although overall commercial credit quality is expected to remain stable and well controlled, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

      Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables increased $38 million in the third quarter and increased $49 million during the first nine months of 2005. Net charge offs of $362 million in the first nine months of 2005 were more than offset by provision for credit losses of $411 million. The provision for the third quarter of 2005 includes an incremental provision of $23 million for Hurricane Katrina. Excluding the provision for Hurricane Katrina, allowance activity reflects normal portfolio experience for the private label receivables acquired from HSBC Finance Corporation.

The following table provides select credit quality data for credit card receivables. Excluding the impact of Hurricane Katrina, credit quality was generally stable in the first nine months of 2005. The September 30, 2004 data pertains to HUSI's credit card portfolio held prior to acquisition of the private label receivable portfolio.

---------------------------------------------------------------------------------------------------------------------------
                                                              September 30,        June 30,    December 31,   September 30,
                                                                       2005            2005            2004            2004
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Accruing credit card receivables contractually past due
  90 days or more:
      Balance at end of quarter ............................         $  237          $  206          $  223          $    3
      As a percent of total credit card
      receivables ..........................................           1.66%           1.60%           1.85%            .27%

Allowance for credit losses associated with credit card
  receivables:
      Balance at end of quarter ............................         $  597          $  559          $  548          $   49
      As a percent of total credit card
      receivables ..........................................           4.18%           4.34%           4.54%           4.35%

Net charge offs of credit card receivables:
      Total for the quarter ended ..........................         $  124          $  123          $   15          $   15
      Annualized net charge offs as a percent of
      average credit card receivables for the
      quarter ..............................................           3.51%           3.89%           4.05%           5.31%

Receivables included in the private label receivable portfolio are generally maintained in accruing status until being charged off six months after delinquency.

      Other Consumer Loan Credit Quality

The allowance for credit losses associated with residential mortgage and other consumer loans increased approximately $9 million in the third quarter and in the first nine months of 2005. Provision for credit losses of $86 million for the first nine months of 2005, primarily associated with various installment lending portfolios, was partially offset by net charge offs of $67 million, also primarily from installment lending portfolios. The provision for the third quarter of 2005 includes an incremental provision of $3 million for Hurricane Katrina, primarily for residential mortgage loans.

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

The total risk in a derivative contract is a function of a number of variables, such as:

o     whether counterparties exchange notional principal;

o volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

o     maturity and liquidity of contracts;

o     credit worthiness of the counterparties in the transaction; and

o existence and value of collateral received from counterparties to secure exposures.

The following table presents credit risk exposure and net fair value associated with derivative contracts. In the table, current credit risk exposure is the recorded fair value of derivative receivables, which represents revaluation gains from the marking to market of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place.

Future credit risk exposure in the following table is measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. The risk exposure calculated in accordance with the risk based capital guidelines potentially overstates actual credit exposure, because:

o the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures, and

o the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow a bank to close out the transaction if the counterparty fails to post required collateral. As a result, these contracts have potential future exposures that are often much smaller that the future exposures derived from the risk-based capital guidelines.

The net credit risk exposure amount in the following table does not reflect the impact of bilateral netting (i.e., netting with a single counterparty when a bilateral netting agreement is in place). However, the risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and therefore allow for reductions of risk-weighted assets when netting requirements have been met. In addition, risk-based capital rules require that netted exposures of various counterparties be assigned risk-weightings, which result in risk-weighted amounts for regulatory capital purposes that are a fraction of the original netted exposures.

-------------------------------------------------------------------------------
                                                September 30,      December 31,
                                                         2005              2004
-------------------------------------------------------------------------------
                                                           (in millions)
Risk associated with derivative contracts:
Current credit risk exposure .................       $  8,552          $  9,607
Future credit risk exposure ..................         60,164            29,538
                                                     --------          --------
Total risk exposure ..........................         68,716            39,145
Less: collateral held against exposure .......         (2,097)           (4,091)
                                                     --------          --------
Net credit risk exposure .....................       $ 66,619          $ 35,054
                                                     ========          ========

      Notional Values of Derivative Contracts

The notional value of derivative contracts only provides an indicator of the transaction volume in these types of instruments. It does not represent exposure to market or credit risks under these contracts.

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                             2005           2004
--------------------------------------------------------------------------------
                                                             (in millions)
Interest rate:
      Futures and forwards ...................         $  128,764     $   79,830
      Swaps ..................................          1,562,785      1,219,657
      Options written ........................            170,839        105,582
      Options purchased ......................            182,777         90,635
                                                       ----------     ----------
                                                        2,045,165      1,495,704
                                                       ----------     ----------
Foreign exchange:
      Swaps, futures and forwards ............            307,098        234,424
      Options written ........................             37,244         42,719
      Options purchased ......................             37,646         43,200
      Spot ...................................             41,187         21,927
                                                       ----------     ----------
                                                          423,175        342,270
                                                       ----------     ----------
Commodities, equities and precious metals:
      Swaps, futures and forwards ............             68,933         40,876
      Options written ........................             14,120         10,648
      Options purchased ......................             16,164         11,729
                                                       ----------     ----------
                                                           99,217         63,253
                                                       ----------     ----------

Credit derivatives ...........................            378,303        135,937
                                                       ----------     ----------

Total ........................................         $2,945,860     $2,037,164
                                                       ==========     ==========

At September 30, 2005 and December 31, 2004, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $479 million and $302 million respectively.

OFF-BALANCE SHEET ARRANGEMENTS
--------------------------------------------------------------------------------

The following table provides maturity information related to off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 43-44 of HUSI's 2004 Form 10-K.

---------------------------------------------------------------------------------------------------------------------
                                                                  One       Over One           Over
                                                                 Year        Through           Five
September 30, 2005                                            or Less     Five Years          Years          Total
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Standby letters of credit, net of participations .....       $  3,795       $  1,878       $     78       $  5,751(1)
Commercial letters of credit .........................            809             35             --            844
Loan sales with recourse .............................             --              1              8              9(2)
Credit derivative contracts ..........................          2,731        162,037         41,754        206,522(3)
Commitments to extend credit:
      Commercial .....................................         18,163         27,794          3,004         48,961
      Consumer .......................................          6,885             --             --          6,885
Commitments to deliver mortgage backed securities ....          3,293             --             --          3,293
Securities lending indemnifications ..................          3,801             --             --          3,801
                                                             --------       --------       --------       --------
Total ................................................       $ 39,477       $191,745       $ 44,844       $276,066
                                                             ========       ========       ========       ========

(1)   Includes $526 million issued for the benefit of related parties.

(2)   $7 million of this amount is indemnified by third parties.

(3)   Includes $27,408 million issued for the benefit of related parties.

---------------------------------------------------------------------------------------------------------------------
                                                                  One       Over One           Over
                                                                 Year        Through           Five
December 31, 2004                                             or Less     Five Years          Years          Total
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Standby letters of credit, net of participations .....       $  3,564       $  1,521       $    110       $  5,195(1)
Commercial letters of credit .........................            584            200             76            860
Loan sales with recourse .............................             --              1              9             10(2)
Credit derivative contracts ..........................            990         51,435         12,990         65,415(3)
Commitments to extend credit:
      Commercial .....................................         19,808         18,879          1,944         40,631
      Consumer .......................................          5,582             --             --          5,582
Commitments to deliver mortgage backed securities ....          1,627             --             --          1,627
Securities lending indemnifications ..................          4,534             --             --          4,534
                                                             --------       --------       --------       --------
Total ................................................       $ 36,689       $ 72,036       $ 15,129       $123,854
                                                             ========       ========       ========       ========

(1)   Includes $383 million issued for the benefit of related parties.

(2)   $8 million of this amount is indemnified by third parties.

(3)   Includes $9,912 million issued for the benefit of related parties.

      Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the "stand ready obligation to perform" under these guarantees, amounting to $16 million and $15 million at September 30, 2005 and December 31, 2004 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $21 million and $28 million at September 30, 2005 and December 31, 2004 respectively.

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

In accordance with its policy, HUSI offsets virtually all of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table is the maximum amount that HUSI could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

      Securities Lending Indemnifications

HUSI may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers are indemnified against the risk of loss, and collateral is obtained from the borrower with a market value exceeding the value of the loaned securities. The fair value of that collateral was approximately $3,887 million and $4,625 million at September 30, 2005 and December 31, 2004 respectively.

VARIABLE INTEREST ENTITIES (VIEs)
--------------------------------------------------------------------------------

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI's control and risk management objectives and to help ensure an efficient structure from a taxation and regulatory perspective.

      Consolidated VIEs

During the third quarter of 2005, HUSI entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $819 million in trading assets at September 30, 2005. These assets are pledged as collateral for obligations of the VIEs. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

      Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at September 30, 2005. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 111-112 of HUSI's 2004 Form 10-K.

------------------------------------------------------------------------------------------------
                                                   September 30, 2005         December 31, 2004
                                                  --------------------      --------------------
                                                               Maximum                   Maximum
                                                    Total     Exposure        Total     Exposure
                                                   Assets      to Loss       Assets      to Loss
------------------------------------------------------------------------------------------------
                                                                   (in millions)
Asset backed commercial paper conduits .....      $ 7,858      $ 6,346      $ 5,657      $ 5,867
Securitization vehicles ....................        1,678          549        1,062          552
Investment funds ...........................        2,429           --        2,832           36
Capital funding vehicles ...................        1,114           32        1,093           32
Low income housing tax credits .............        1,406          200          994           88
                                                  -------      -------      -------      -------
Total ......................................      $14,485      $ 7,127      $11,638      $ 6,575
                                                  =======      =======      =======      =======

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

HUSI and other banks provide one year liquidity facilities, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. HUSI does not provide any program wide enhancements to the financing entities. In the table on the preceding page, the total notional amount of the liquidity facilities represents HUSI's maximum exposure to loss.

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer their own receivables into the financing entity, has no ownership interest in, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.7 billion at September 30, 2005. These facilities are excluded from the table summarizing HUSI's involvement in VIEs.

Credit risk is managed on these commitments by subjecting them to HUSI's normal underwriting and risk management processes.

      Securitization Vehicles

An HSBC affiliate and third parties organize trusts that are special purpose entities (SPEs) that issue fixed or floating rate debt backed by the assets of the trusts. Neither the HSBC affiliate nor HUSI transfer their own assets into the trusts. HUSI's relationship with the SPEs is primarily as counterparty to the SPE's derivative transactions (interest rate, credit default and currency swaps). HUSI's maximum exposure to loss from the unconsolidated trust entities is comprised of investments in the trust and the market risk on the derivative transactions.

      Investment Funds

HUSI is a derivative counterparty (total return swap) with a hedge fund established by an unrelated third party. The total return swap creates a variable interest in the fund for HUSI. HUSI does not hold shares in or have any other involvement with the fund. As such, HUSI is not the primary beneficiary.

HUSI is also an investor in a hedge fund established by an unrelated third party. The shares owned by HUSI do not have voting rights but do participate in profits and losses based on percentage of share ownership. HUSI does not hold sufficient beneficial interests in the fund to be considered the primary beneficiary.

HUSI is a sub-investment advisor to mutual funds structured as trusts and managed by an HSBC affiliate. As sub-investment advisor, HUSI receives a variable fee based on the value of funds. HUSI has no ownership interest in or credit exposure resulting from its duties as investment advisor.

      Capital Funding Vehicles

Prior to 2005, HUSI established five Capital Trust entities. These trusts issue preferred securities and common stock. HUSI purchased all of the common equity issued by the trusts, which equates to approximately 3% of the total assets of the trusts. HUSI does not own any of the preferred securities issued by the trusts. It has been determined that the majority of the benefit of profit and/or risk of loss lies with the preferred security holders. Thus, HUSI is not the primary beneficiary of the trusts and is not required to consolidate these entities.

      Low Income Housing Tax Credits

HUSI participates as a limited partner in Low Income Housing Tax Credit Partnerships. These investments are recorded as other assets on the consolidated balance sheet using the equity method of accounting. HUSI also receives tax benefits over a period of time specified in the investment contracts. HUSI's investment is reduced over time for its share of any operating losses incurred by the partnership as well as for any amortization over the time period in which tax credits are received. Tax credits may be subject to recapture if the underlying properties do not remain in compliance with certain conditions. Some of these partnerships have been determined to be VIEs. HUSI's maximum exposure to loss shown in the table above represents the net assets recorded on the balance sheet, estimated expected reduction of future tax liabilities, and potential recapture of tax credits allowed in prior years.

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

-------------------------------------------------------------------------------------------------------------
                                                           "Well-Capitalized"   September 30,    December 31,
                                                                Minimum              2005            2004
-------------------------------------------------------------------------------------------------------------
Total capital (to risk weighted assets)
      HUSI ............................................          10.00%             12.88%          12.53%
      HBUS ............................................          10.00              12.89           12.46
Tier 1 capital (to risk weighted assets)
      HUSI ............................................           6.00               8.48            8.34
      HBUS ............................................           6.00               8.74            8.66
Tier 1 capital (to average assets)
      HUSI ............................................           3.00               6.85            7.20
      HBUS ............................................           5.00               7.12            7.51
Tangible common equity (to risk weighted assets)
      HUSI ............................................                              6.87            7.07
      HBUS ............................................                              8.77            8.69

RISK MANAGEMENT
--------------------------------------------------------------------------------

Overview

Some degree of risk is inherent in virtually all of HUSI's activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI's businesses, it is addressed as a separate functional discipline. During the first nine months of 2005, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI's approach to address liquidity risk is summarized on pages 49-50 of HUSI's 2004 Form 10-K.

HUSI's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At September 30, 2005, HUSI and HBUS maintained the following debt and preferred stock ratings.

--------------------------------------------------------------------------------
At September 30, 2005                                   Moody's  S&P       Fitch
--------------------------------------------------------------------------------
HUSI:
      Short-term borrowings ........................    P-1      A-1       F1+
      Long-term debt ...............................    Aa3      A+        AA
      Preferred stock ..............................    A2       A-        AA-

HBUS:
      Short-term borrowings ........................    P-1      A-1+      F1+
      Long-term debt ...............................    Aa2      AA-       AA

HUSI periodically issues capital instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries.

In October 2005, HUSI issued 373,750 shares of Floating Rate Non-Cumulative Perpetual Preferred Stock represented by 14,950,000 depositary shares. Total proceeds, net of issuance costs, were approximately $365 million.

Commentary regarding growth and composition of the consolidated balance sheet is provided on pages 24-25 of this Form 10-Q.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI's assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 51-56 of HUSI's 2004 Form 10-K. During the first nine months of 2005, there were no significant changes in policies or approach for managing interest rate risk.

      Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. In June 2005, HUSI's institutional PVBP movement limit was increased from $6.5 million to $7.5 million. The following table reflects the PVBP position at September 30, 2005.

--------------------------------------------------------------------------------
                                                              September 30, 2005
--------------------------------------------------------------------------------
                                                                   (in millions)
Institutional PVBP movement limit .........................                 $7.5
PVBP position at period end ...............................                  2.6

      Capital at Risk

Capital at risk is the change in base case valuation of the balance sheet for either a 200 basis point gradual rate increase or a 100 basis point gradual rate decrease. The projected changes in valuation are reflected on an after tax basis. The following table reflects the capital at risk position at September 30, 2005.

--------------------------------------------------------------------------------------------------------------------
                                                                                                  September 30, 2005
--------------------------------------------------------------------------------------------------------------------
Institutional capital at risk movement limit ...................................................              +/- 10%
Projected change in value resulting from a gradual 200 basis point increase in interest rates ..                  (2)
Projected change in value resulting from a gradual 100 basis point decrease in interest rates ..                  (3)

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

---------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30, 2005
                                                                                                   ------------------
                                                                                                   Amount           %
---------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Projected change in net interest income (reflects projected rate movements on
 October 1, 2005):
      Institutional base earnings movement limit .........................................                        (10)
      Change resulting from a gradual 200 basis point increase in the yield curve ........          $(170)         (5)
      Change resulting from a gradual 200 basis point decrease in the yield curve ........            372          12
      Change resulting from a gradual 100 basis point increase in the yield curve ........            (43)
      Change resulting from a gradual 100 basis point decrease in the yield curve ........            251

Other significant scenarios monitored (reflects projected rate movements on
 October 1, 2005):
      Change resulting from an immediate 100 basis point increase in the yield curve .....           (132)
      Change resulting from an immediate 100 basis point decrease in the yield curve .....            172
      Change resulting from an immediate 200 basis point increase in the yield curve .....           (345)
      Change resulting from an immediate 200 basis point decrease in the yield curve .....            291
      Change resulting from an immediate 100 basis point increase in short-term rates ....           (190)

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

      Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect reported capital and some capital ratios. The mark to market valuation of available for sale securities is credited on a tax effected basis through other comprehensive income in the consolidated statement of changes in shareholders' equity. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in the ratio of total shareholders' equity to total assets. As of September 30, 2005, HUSI had an available for sale securities portfolio of approximately $16 billion with a net negative mark to market of $202 million included in total equity of $12 billion. An increase of 25 basis points in interest rates of all maturities of available for sale securities would lower the mark to market by approximately $158 million to a net pre-tax loss of $360 million with the following effect on the total equity to total assets ratio.

-----------------------------------------------------------------------------------------------
                                                                          Proforma - Reflecting
                                                                                25 Basis Points
September 30, 2005                                        Actual              Increase in Rates
-----------------------------------------------------------------------------------------------
Total shareholders' equity to total assets ............     7.95%                          7.89%

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

      Trading Activities - Treasury

      Value at Risk

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a 10 day holding period.

----------------------------------------------------------------------------------------------------
                                                Three Months Ended September 30, 2005
                           September 30,        -------------------------------------   December 31,
                                    2005        Minimum        Maximum        Average           2004
----------------------------------------------------------------------------------------------------
                                                            (in millions)
Total trading ...........            $50            $17            $53            $27            $41
Commodities .............              7              1              9              4             11
Credit derivatives ......             24             14             25             17              9
Equities ................             --             --              2             --              1
Foreign exchange ........              7              1             14              5              1
Interest rate ...........             62             17             62             30             27

      Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the first nine months of 2005 shows that the largest daily gain was $13 million and the largest daily loss was $9 million.

---------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005
---------------------------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities
                                                         Below      $(2) to       $0 to       $2 to       $4 to        Over
(in millions)                                              $(2)          $0          $2          $4          $6          $6
Number of trading days market risk-related
  revenue was within the stated range .............          3            9          21          16           8           7

---------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2005
---------------------------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities
                                                         Below      $(2) to       $0 to       $2 to       $4 to        Over
(in millions)                                              $(2)          $0          $2          $4          $6          $6
Number of trading days market risk-related
  revenue was within the stated range .............         14           32          58          45          24          16

      Trading Activities - Mortgage Banking

HUSI's MSRs hedging program is designed to minimize long-term economic volatility as opposed to short-term earnings volatility. The program is actively monitored to ensure that it supports anticipated business growth while at the same time limiting economic volatility in the mortgage banking results. The economic value of the net hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

---------------------------------------------------------------------------------------------------------
September 30, 2005                                                                                Values
---------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2005):
      Value of hedged MSRs portfolio .....................................................          $ 342
      Change resulting from an immediate 50 basis point decrease in the yield curve:
          Change limit (no worse than) ...................................................            (16)
          Calculated change in net market value ..........................................             (3)
      Change resulting from an immediate 50 basis point increase in the yield curve:
          Change limit (no worse than) ...................................................             (8)
          Calculated change in net market value ..........................................              5
      Change resulting from an immediate 100 basis point increase in the yield curve:
          Change limit (no worse than) ...................................................            (12)
          Calculated change in net market value ..........................................              9

      Hedge Volatility

The following tables summarize the frequency distribution of the weekly economic value of the MSR asset, net of changes in the market value of the related hedge positions.

------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005
------------------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
  from market risk-related activities
                                                      Below      $(2) to       $0 to       $2 to        Over
(in millions)                                           $(2)          $0          $2          $4          $4
Number of trading weeks market risk-related
  revenue was within the stated range ............        1            1           5           4           2

------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2005
------------------------------------------------------------------------------------------------------------
Ranges of mortgage trading revenue earned
  from market risk-related activities
                                                      Below      $(2) to       $0 to       $2 to        Over
(in millions)                                           $(2)          $0          $2          $4          $4
Number of trading weeks market risk-related
  revenue was within the stated range ............        6            7          14           8           4

Item 3. Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions "Interest Rate Risk Management" and "Trading Activities", beginning on page 64 of this Form 10-Q.

Item 4. Controls and Procedures
--------------------------------------------------------------------------------

Disclosure Controls

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of HUSI's disclosure controls and procedures as of the end of the period covered by this report. HUSI's disclosure controls and procedures are designed to ensure that information required to be disclosed by HUSI in the reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HUSI's disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

Internal Controls

There have not been any changes in HUSI's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, HUSI's internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

As an SEC registrant of public debt and preferred shares, HUSI is required to comply with the Sarbanes-Oxley Act of 2002 (the Act). Section 404 of the Act (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. As a foreign registrant, HSBC is required to comply with Section 404 of the Act beginning in the fiscal year ending December 31, 2006. As a subsidiary of a foreign registrant, HUSI will support HSBC with its Section 404 compliance. Under the SEC's current rules for non-accelerated filers, HUSI will be required to comply with Section 404 of the Act for the fiscal year ending December 31, 2007.

Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

      Item 6 - Exhibits

            3(i) Registrant's Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3.3 to HUSI's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HUSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HUSI's Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005, and Exhibit 3.2 to HUSI's Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005).

            (ii) Registrant's By-Laws (incorporated by reference to Exhibit 3(ii) to HUSI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on May 16, 2005).

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

                                        HSBC USA Inc.
                                        -------------
                                        (Registrant)


Date: November 14, 2005                 /s/ Joseph R. Simpson
                                        ----------------------------------------
                                        Joseph R. Simpson
                                        Chief Accounting Officer
                                        (On behalf of Registrant)