Form 10-K
period 2005-12-31
HSBC USA INC /MD/
filed 2006-03-06
CIK 83246

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-7436

                                  HSBC USA Inc.
             (Exact name of registrant as specified in its charter)

                Maryland                                 13-2764867
        (State of Incorporation)            (I.R.S. Employer Identification No.)

  452 Fifth Avenue, New York, New York                      10018
(Address of principal executive offices)                 (Zip Code)

                                 (716) 841-2424
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                    Title of Each Class                                       Name of Each Exchange on Which Registered
                    -------------------                                       -----------------------------------------
 Depositary Shares (each representing a one-fourth share of                            New York Stock Exchange
   Adjustable Rate Cumulative Preferred Stock, Series D)
             $2.8575 Cumulative Preferred Stock                                        New York Stock Exchange
   Floating Rate Non-Cumulative Preferred Stock, Series F                              New York Stock Exchange
Depositary Shares (each representing a one-fortieth share of                           New York Stock Exchange
  Floating Rate Non-Cumulative Preferred Stock, Series G)
               7% Subordinated Notes due 2006                                          New York Stock Exchange
                 8.375% Debentures due 2007                                            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and a large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer |_|             Accelerated filer   |_|

                          Non-accelerated filer   |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                  Yes |_| No |X|

At February 28, 2006, all voting stock (706 shares of Common Stock $5 par value) is owned by an indirect wholly owned subsidiary of HSBC Holdings plc.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                  HSBC USA Inc.
                                    Form 10-K

TABLE OF CONTENTS

Part I
------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Page
Item 1.    Business
               History ...................................................................................             4
               Description of Operations and Business Segments ...........................................             4
               2005 Developments and Trends ..............................................................             6
               Geographic Distribution of Assets and Earnings ............................................             8
               Regulation, Supervision and Capital .......................................................             8
               Competition ...............................................................................            11
               Corporate Governance ......................................................................            11
               Cautionary Statement on Forward-Looking Statements ........................................            12
               Statistical Disclosure by Bank Holding Companies:
                   Average Balance Sheets and Interest Earned and Paid ...................................            79
                   Changes in Interest Income and Expense Attributable to Changes in Rate and
                     Volume ..............................................................................            30
                   Securities Portfolios .................................................................            99
                   Loans Outstanding:
                       Composition and Maturities ........................................................            27
                       Risk Elements in the Loan Portfolio ...............................................    53-55, 104
                   Summary of Loan Loss Experience .......................................................            56
                   Deposits ..............................................................................           109
                   Short-Term Borrowings .................................................................           110
Item 1A.   Risk Factors ..................................................................................            13
Item 1B.   Unresolved Staff Comments .....................................................................            14
Item 2.    Properties ....................................................................................            14
Item 3.    Legal Proceedings .............................................................................            14
Item 4.    Submission of Matters to a Vote of Security Holders ...........................................            14

Part II
------------------------------------------------------------------------------------------------------------------------

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters .....................            14
Item 6.    Selected Financial Data .......................................................................            15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
               Executive Overview ........................................................................            16
               Basis of Reporting ........................................................................            17
               Critical Accounting Policies ..............................................................            22
               Balance Sheet Review ......................................................................            26
               Results of Operations .....................................................................            30
               Business Segments .........................................................................            46
               Credit Quality ............................................................................            53
               Off-Balance Sheet Arrangements and Contractual Obligations ................................            59
               Risk Management ...........................................................................            62
               Glossary of Terms .........................................................................            77
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....................................            78
Item 8.    Financial Statements and Supplementary Data ...................................................            81
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........           142
Item 9A.   Controls and Procedures .......................................................................           142

Part III
------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Page
Item 10.   Directors and Executive Officers of the Registrant ............................................           143
Item 11.   Executive Compensation ........................................................................           147
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Matters ............           152
Item 13.   Certain Relationships and Related Transactions ................................................           153
Item 14.   Principal Accounting Fees and Services ........................................................           153

Part IV
------------------------------------------------------------------------------------------------------------------------

Item 15.   Exhibits and Financial Statement Schedules ....................................................           154

P A R T  I
--------------------------------------------------------------------------------

Item 1. Business
--------------------------------------------------------------------------------

History

HSBC USA Inc., incorporated under the laws of Maryland, is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. HSBC USA Inc. and its subsidiaries are collectively referred to as "HUSI". HUSI's origin was in Buffalo, New York in 1850 as The Marine Trust Company, which later became Marine Midland Banks, Inc. (Marine). In 1980, The Hongkong and Shanghai Banking Corporation Limited (now HSBC Holdings plc, hereinafter referred to as "HSBC") acquired 51% of the common stock of Marine and the remaining 49% of common stock in 1987. In December 1999, HSBC acquired Republic New York Corporation (Republic) and merged it with HUSI. At the merger date, Republic and HUSI had total assets of approximately $47 billion and $43 billion respectively.

Through its affiliation with HSBC, HUSI offers its customers access to global markets and services. In turn, HUSI plays a role in the delivery and processing of other HSBC products. HSBC is one of the largest banking and financial services organizations in the world. Headquartered in London, England, HSBC's international network comprises over 9,800 offices in 77 countries and territories in Europe, the Asia-Pacific region, North America, South America, the Middle East and Africa.

Effective January 1, 2004, HSBC created a new North American organizational structure with HSBC North America Holdings Inc. (HNAH) as the top-tier United States (U.S.) bank holding company. At December 31, 2005, HNAH was among the 10 largest U.S. bank holding companies ranked by assets. HUSI routinely conducts transactions with other principal subsidiaries of HNAH, which include:

o     HSBC Bank Canada (HBCA), a Canadian banking subsidiary;

o HSBC Finance Corporation (formerly Household International, Inc.), a consumer finance company;

o HSBC Markets (USA) Inc. (HMUS), a holding company for investment banking and markets subsidiaries; and

o HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services.

Description of Operations and Business Segments

At December 31, 2005, HUSI had total assets of approximately $154 billion and approximately 12,000 full and part time employees. HUSI is among the 15 largest bank holding companies in the United States (U.S.) ranked by assets. Through its principal commercial banking subsidiary, HSBC Bank USA, National Association
(HBUS), HUSI offers its three million customers a full range of commercial banking products and services. Its customers include individuals, including high net worth individuals, small businesses, corporations, institutions and governments. HBUS also engages in mortgage banking, and is an international dealer in derivative instruments denominated in U.S. dollars and other currencies, focusing on structuring of transactions to meet clients' needs as well as for proprietary purposes.

With total assets of $151 billion at December 31, 2005, HBUS is among the top ten banks in the U.S. HBUS's main office is in Delaware, and its domestic operations are primarily in New York State. It also has banking branch offices and/or representative offices in Florida, California, New Jersey, Delaware, Pennsylvania, Washington, Oregon, Massachusetts and Washington, D.C. In addition to its domestic offices, HBUS maintains foreign branch offices, subsidiaries and/or representative offices in the Caribbean, Europe, Asia, Latin America, Australia and Canada.

HUSI has five distinct business segments that it utilizes for management reporting and analysis purposes. The segments are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs. Analysis of financial results for HUSI's business segments begins on page 46 of this Form 10-K.

      The Personal Financial Services (PFS) Segment

This segment provides a broad range of financial products and services including installment and revolving term loans, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through the branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

The PFS segment continues to include MasterCard(1)/Visa(2) credit card receivables acquired on a daily basis, related to account relationships which HUSI sold to HSBC Finance Corporation in 2004.

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

      The Commercial Banking (CMB) Segment

This segment provides loan and deposit products to small businesses and middle-market corporations including specialized products such as real estate financing. Various credit and trade related products such as standby facilities, performance guarantees and acceptances are also offered. These products and services are offered through multiple delivery systems, including the branch banking network.

      The Corporate, Investment Banking and Markets (CIBM) Segment

This segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IBM). CIB provides deposit and lending products to large and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided by CIB to large corporate entities. The IBM component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manage interest rate risk and capital at risk. Traded markets encompasses the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

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

2005 Developments and Trends

      2005 Operations

HUSI's 2005 net income of $976 million reflected a decrease of $282 million (22%) from the prior year. Analysis of the components of net income begins on page 30 of this Form 10-K.

Total assets increased $13 billion (9%) during 2005. Analysis of balance sheet growth and funding begins on page 26 of this Form 10-K.

      Credit Quality Issues

HUSI's loan portfolio is comprised of consumer loans, which are primarily included within the PFS and CF business segments, and commercial loans that are included within the CMB and CIBM segments.

Increased provisions for credit losses during 2005 are primarily due to significant increases in consumer loan balances, most notably the private label portfolio balances acquired from HSBC Finance Corporation in December 2004. Commercial loan credit quality has been exceptionally strong throughout 2004 and 2005 with net charge offs and provisions well below historical levels.

In August 2005, Hurricane Katrina (Katrina) caused destruction and loss to individuals, businesses and public infrastructure. As of December 31, 2005, HUSI had $232 million of consumer receivables outstanding with customers living in the Federal Emergency Management Agency (FEMA) designated Individual Assistance disaster areas(1). An incremental provision for credit losses of $10 million was recorded in the second half of 2005 for Katrina, which represents HUSI's best estimate of Katrina's impact on the loan portfolio. Future net charge offs in the CF business segment related to Katrina are not expected to be material. Various programs were initiated to assist customers affected by the disaster, including extended payment arrangements and interest and fee waivers for up to 90 days or more for certain products depending on customer circumstances. These interest and fee waivers totaled $7 million during 2005.

Effective October 1, 2005, new bankruptcy legislation was enacted, resulting in a spike in bankruptcy filings for HUSI in the fourth quarter of the year. 2005 results include an incremental provision for credit losses of $5 million attributable to bankruptcy reform. The CF business segment does not expect a material increase in net charge offs in 2006 as a result of the enactment of this new legislation.

Further analysis of credit quality begins on page 53 of this Form 10-K.

      Loan Trends

Loan mix improved in 2005 with more emphasis being placed on higher yielding credit card receivables, small business loans, middle market loans and commercial real estate loans. There also was an initiative to reduce residential mortgage loans held for investment purposes.

In December 2004, HUSI acquired approximately $12 billion of private label receivables and other loans from HSBC Finance Corporation at fair value, without recourse. By agreement, HUSI is purchasing additional receivables generated under current and future private label credit card accounts at fair value on a daily basis.

During 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label portfolio balance to $15 billion at December 31, 2005. Losses before income tax expense of $233 million were realized from this portfolio for the year ended December 31, 2005. Results in 2005 have been negatively impacted by significant amortization of the premium paid for these receivables.

----------
(1) Customers in the Individual Assistance Counties, as defined by FEMA on the list last updated and published on September 9, 2005

Further analysis regarding this acquired portfolio is included in the analysis of HUSI's CF segment, beginning on page 48 of this Form 10-K.

      Transactions with HSBC Finance Corporation and Other HSBC Affiliates

In March 2003, HSBC completed its acquisition of Household International, Inc. In December 2004, Household International, Inc. changed its legal name to HSBC Finance Corporation. 2005 was highlighted by continued cooperation between HUSI and HSBC Finance Corporation to identify synergies in products and processes. Synergies have been achieved in loan origination and servicing, card processing, IT contingency rationalization, purchasing, call center cooperation, the shared use of HSBC's service centers, and the consolidation of certain administrative functions. In addition, HSBC Finance Corporation's credit scoring and data-mining technology has been made available to HUSI. HUSI and HSBC Finance Corporation will continue to work cooperatively on product offerings and back-office operations.

Since the end of 2003, HUSI has routinely purchased credit card receivables, residential mortgage loans and other loans from HSBC Finance Corporation, and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. In most cases, HSBC Finance Corporation retained the right to service these portfolios. Acquisitions of residential mortgage loans were discontinued in 2005. Fees charged by HSBC Finance Corporation for loan origination and servicing expenses, which are primarily recorded in the CF segment, have increased significantly due to increased private label receivables and other loans acquired from HSBC Finance Corporation and from their correspondents.

HNAH's technology services in North America were centralized by the creation of a new subsidiary, HSBC Technology & Services (USA) Inc. (HTSU), effective January 1, 2004. HUSI's technology services employees, as well as technology services employees from other HSBC affiliates in the United States, were transferred to HTSU. Technology related assets and software purchased subsequent to January 1, 2004 are generally purchased and owned by HTSU. Pursuant to a master service level agreement, HTSU charges HUSI for technology services and software development. Fees charged by HTSU to HUSI for technology services expenses have increased in 2005, as HUSI continued to upgrade its automated technology environment.

HUSI obtains certain underwriting, broker-dealer and administrative support services from HSBC and various other affiliates. Fees charged by these affiliates for treasury and traded markets services provided to HUSI's CIBM segment have increased in 2005 due primarily to business expansion initiatives.

Details of these and other transactions with HSBC affiliates are presented in
Note 20 of the consolidated financial statements beginning on page 122 of this Form 10-K.

      Deposit Strategy and Growth

Beginning in 2004, the deposit strategy for HUSI's retail network included a shifting emphasis toward building deposits over a three to five year period, across multiple markets and segments, utilizing multiple delivery systems. Specifically, the following were initiated:

o full deployment of new personal and business checking and savings products;

o emphasis on more competitive pricing with the introduction of high yielding products, including online savings accounts, which grew significantly late in 2005;

o     retail branch expansion into new geographic markets;

o     improving delivery systems, including use of internet capabilities;

o     refining targeting of the affluent consumer population;

o     maintaining strong customer relationships; and

o     increasing deposits from, and improving retention of, existing customers.

HUSI experienced a successful rollout of its deposit strategy during 2005 resulting in increased deposits of $12 billion during the year.

      Other Matters

During 2005, HUSI incorporated a new nationally chartered bank, HSBC Trust Company (Delaware), National Association, whose operations are limited to trust activities. This new bank, which received its charter on July 1, 2005 had an immaterial impact on HUSI's consolidated balance sheet and results of operations for 2005.

Geographic Distribution of Assets and Earnings

HUSI's foreign operations represented less than 6% of HUSI's consolidated total assets at December 31, 2005 and 2004, and less than 7% of consolidated income before income tax expense for 2005, 2004 and 2003.

Regulation, Supervision and Capital

Through June 30, 2004, HUSI and HBUS were supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve). Effective July 1, 2004, HBUS became a nationally chartered bank and is primarily supervised by the Office of the Comptroller of the Currency (OCC). HUSI, as a bank holding company, continues to be supervised by the Federal Reserve. HUSI and HBUS are subject to banking laws and regulations which place various restrictions on and requirements regarding their operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates. Since the deposits of HBUS are insured by the Federal Deposit Insurance Corporation
(FDIC), HBUS is subject to relevant FDIC regulations.

HBUS is required to maintain noninterest bearing cash reserves with the Federal Reserve Bank, which averaged $709 million in 2005 and $730 million in 2004.

HUSI and HBUS are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

HUSI's capital resources are summarized on page 29 of this Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in banking regulations). Capital amounts and ratios for HUSI and HBUS are summarized in Note 18 of the consolidated financial statements on page 119 of this Form 10-K. To be categorized as "well capitalized", a banking institution must have the minimum ratios reflected in the table included in Note 18 and must not be subject to a directive, order or written agreement to meet and maintain specific capital levels.

From time to time, bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk weighted assets. A new capital adequacy framework, which has been proposed by U.S. regulators for implementation by January 1, 2009, is further described under "Basel Capital Standards".

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

The Deposit Insurance Funds Act (DIFA) of 1996 authorized the Financing Corporation (FICO), a U.S. Government corporation, to collect funds from FDIC insured institutions to pay interest on FICO bonds. The FICO assessment rate in effect at December 31, 2005 was 1.34 percent of assessable deposits. The FICO assessment rate is adjusted quarterly. HBUS is subject to a quarterly FICO premium.

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

Many of the anti-money laundering compliance requirements of the Patriot Act, as implemented by FinCEN, are generally consistent with the anti-money laundering compliance obligations that applied to HBUS under the Bank Secrecy Act and applicable Federal Reserve Board regulations before the Patriot Act was adopted. These include requirements to adopt and implement an anti-money laundering program, report suspicious transactions and implement due diligence procedures for certain correspondent and private banking accounts. Certain other specific requirements under the Patriot Act involve compliance obligations. The Patriot Act and other recent events have resulted in heightened scrutiny of Bank Secrecy Act and anti-money laundering compliance programs by the federal and state bank regulators. On April 30, 2003, HBUS entered into a written agreement with the Federal Reserve Bank of New York and the New York State Banking Department to enhance its compliance with anti-money laundering requirements. Due to the change in primary regulators in 2004, this agreement is now subject to enforcement by the OCC. In response to this agreement, HBUS has increased compliance staff and has implemented certain improvements in its compliance, reporting, and review systems and procedures. On February 6, 2006, the OCC determined that HBUS had satisfied the requirements of the written agreement and therefore terminated the agreement.

      Basel Capital Standards

The Basel Committee on Banking Supervision (the Basel Committee) published its revised minimum capital adequacy framework (Basel II) in June 2004. Since its publication, the U.S. regulators, including the Federal Reserve and the OCC, have been working to adopt the framework as the mandatory minimum capital standard for approximately 10 to 12 of the largest U.S. banks. As a banking subsidiary of HNAH, HUSI has been designated as a mandatory bank by the U.S. regulators and is required to adopt Basel II.

In October 2004, the U.S. regulators asked the mandatory banks and several others to voluntarily participate in a Quantitative Impact Study (the QIS). The purpose of the QIS was to measure the change in minimum regulatory capital requirements for each bank using the current Basel I standard compared to the proposed regulation under Basel II. The results of the QIS, published in the second quarter of 2005, indicated that, on average, the minimum capital requirement of participating banks decreased by approximately 13%. In addition, the results were widely dispersed and lacked comparative consistency among the participating banks.

The original date to publish the new rules was mid-year 2005 for implementation on January 1, 2008. Subsequently, the U.S. regulators agreed that additional time was needed to better understand the QIS results and to amend, if necessary, the new rules accordingly. Consequently, they decided in April 2005 to delay the publication of the new rules until the first quarter 2006. The regulators also agreed to analyze the results in light of industry concerns from smaller, non-mandatory banks that the new regulation would create advantages resulting from lower capital requirements for the few banks adopting Basel II. The combined effect of needing to amend the new rules for mandatory banks and the need to address the issues raised by non-mandatory banks led to the decision in September 2005, to delay the implementation date for Basel II by one year to January 1, 2009.

In October 2005, the U.S. regulators published a proposal to replace the current rules under Basel I with a more risk sensitive framework (Basel IA) that would apply to all non-mandatory banks. The U.S. regulators have advised that the new rules for Basel IA and Basel II would be issued at approximately the same time in 2006.

Despite the timing changes made by U.S. regulators, HUSI must be prepared to implement Basel II according to the original schedule on January 1, 2008 to meet the requirements of HSBC's principal regulator, the Financial Services Authority in the United Kingdom.

      Sarbanes-Oxley Act of 2002, Section 404 Compliance

As an SEC registrant of public debt and preferred shares, HUSI is required to comply with the Sarbanes-Oxley Act of 2002 (the SarBox Act). Section 404 of the SarBox Act (Section 404) requires registrants and their auditors to assess and report on internal controls over financial reporting on an annual basis. As a foreign registrant, HSBC is required to comply with Section 404 beginning in the fiscal year ending December 31, 2006. As a subsidiary of a foreign registrant, HUSI will support HSBC with its Section 404 compliance. Under the SEC's current rules for non-accelerated filers, HUSI will be required to comply with Section 404 for the fiscal year ending December 31, 2007.

HUSI has adopted the internal control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to complete its management assessment of the effectiveness of internal controls over financial reporting in compliance with Section 404. Certain other financial reporting risk assessment factors have also been included to ensure adequate coverage of safeguarding of assets and anti-fraud risks.

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

Following the enactment of the GLB Act, HUSI elected to be treated as a financial holding company (FHC). As an FHC, HUSI's activities in the U.S. have been expanded enabling it to offer a more complete line of products and services. HUSI's ability to engage in expanded financial activities as an FHC depends upon its meeting certain criteria, including requirements that its U.S. depository institution subsidiary, HBUS, its forty percent owned subsidiary, Wells Fargo HSBC Trade Bank N.A., and its nationally chartered trust bank, HSBC Trust Company (Delaware), National Association, be well capitalized and well managed, and that they have achieved at least a satisfactory record of meeting community credit needs during their most recent examination pursuant to the Community Reinvestment Act. In general, an FHC would be required, upon notice by the Federal Reserve Board, to enter into an agreement to correct any deficiency in the requirements necessary to maintain its FHC election. Until such deficiencies are corrected, the Federal Reserve Board may impose limitations on the conduct or activities of an FHC or any of its affiliates as it deems appropriate. If such deficiencies are not corrected in a timely manner, the Federal Reserve Board may require an FHC to divest its control of any subsidiary depository institution or to cease to engage in certain financial activities. As of December 31, 2005, no known deficiencies exist, and HUSI is not subject to limitations or penalties relative to its status as an FHC.

Corporate Governance

HUSI is committed to high standards of corporate governance. In February 2006, HUSI's Board of Directors adopted Governance Standards which, together with the charters of committees of the Board of Directors, provide the framework for the corporate governance of HUSI. As of December 31, 2005, HUSI's Board of Directors had three primary committees to assist with corporate oversight responsibilities.

o     Audit Committee - This committee's primary duties are to:

      (1) monitor the integrity of HUSI's financial reporting and risk management processes and systems of internal controls regarding finance, accounting, and legal compliance;

      (2) monitor the independence and performance of HUSI's internal and independent auditor; and

      (3) provide an avenue of communication among the independent auditor, management, the internal auditors, and the Board of Directors.

o     Human Resources Committee - This committee's primary duties are to:

      (1) review and make recommendations with respect to the appointment and compensation of such officers and employees as the Board by resolution shall from time to time determine, including incentive compensation programs;

      (2)   review the organization's compensation philosophy; and

      (3) provide general oversight of management regarding human resources strategy and policy, major organizational changes, major human resources initiatives, executive management development and succession planning, and diversity initiatives.

o Fiduciary Committee - This committee's primary duty is to supervise the fiduciary activities of the organization which includes evaluation of the following:

      (1)   proper exercise of fiduciary powers;

      (2)   adequacy of management, staffing, systems and facilities;

      (3) adequacy of ethical standards, strategic plans, policies and control procedures;

      (4)   investment performance;

      (5)   adequacy of risk management and compliance programs; and

      (6)   regulatory examination and internal and external audit reports.

In January 2006, the Board of Directors changed the name of the Human Resources Committee to the Human Resources and Compensation Committee, and also established a new committee:

o    Nominating & Governance Committee - This committee's primary duties are to:


      (1) identify director candidates and ensure that new directors receive appropriate orientation;

      (2) oversee the composition, structure, operation and evaluation of the Board and its committees; and

      (3)   review and make recommendations regarding director compensation.

The annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as filed with the Securities and Exchange Commission (the
SEC), are available on HUSI's website at www.us.hsbc.com.

Cautionary Statement on Forward-Looking Statements

Certain matters discussed throughout this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, HUSI may make or approve certain statements in future filings with the SEC, in press releases, or oral or written presentations by representatives of HUSI that are not statements of historical fact and may also constitute forward-looking statements. Words such as "may", "will", "should", "would", "could", "believe", "do not believe", "no reason to believe", "intends", "expects", "estimates", "targeted", "plans", "anticipates", "goal" and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. These matters or statements will relate to future financial condition, results of operations, plans, objectives, performance or business developments and will involve known and unknown risks, uncertainties and other factors that may cause HUSI's actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements. Forward-looking statements are based on current views and assumptions and speak only as of the date they are made. HUSI undertakes no obligation to update any forward-looking statement to reflect subsequent circumstances or events.

Item 1A. Risk Factors
--------------------------------------------------------------------------------

The important factors, many of which are out of HUSI's control, which could affect actual results and could cause results to vary materially from those expressed in public statements or documents are:

o changes in laws and regulations, including attempts by local, state and national regulatory agencies or offices or legislative bodies to control alleged "predatory" or discriminatory lending practices through broad or targeted initiatives aimed at lenders operating in consumer lending markets, including with respect to tax refund anticipation loans;

o increased competition from well-capitalized companies or lenders with access to government sponsored organizations which may impact the terms, rates, costs or profits historically included in the loan products that HUSI offers or purchases;

o changes in accounting or credit policies, practices or standards, as they may be internally modified from time to time or changes as may be required by regulatory agencies or the Financial Accounting Standards Board;

o changes to operational practices from time to time such as determinations to acquire or sell private label credit card receivables, residential mortgage and other loans, to structure more collateralized funding as secured financings, or changes to HUSI's customer account management policies and practices and risk management/collection practices;

o changes in overall economic conditions, including the interest rate environment in which HUSI operates, the capital markets in which HUSI funds its operations, the market values of consumer owned real estate throughout the United States, recession, employment and currency fluctuations;

o consumer perception of the availability of credit, including price competition in the market segments which HUSI targets and the ramifications or ease of filing for personal bankruptcy;

o the effectiveness of models or programs to predict loan delinquency or loss and initiatives to improve collections in all business areas, and changes HUSI may make from time to time in these models, programs and initiatives;

o changes in management's estimates of probable losses inherent in HUSI's loan portfolios;

o continued consumer acceptance of HUSI's distribution systems and demand for HUSI's loan or insurance products;

o changes associated with, as well as the difficulty in, integrating systems, operational functions and cultures, as applicable, of any organization or portfolio acquired by HUSI;

o a reduction of HUSI's debt ratings by any of the nationally recognized statistical rating organizations that rate these instruments to a level that is below HUSI's current ratings;

o amendments to, and interpretations of risk-based capital guidelines and reporting instructions;

o the impact of raising the required minimum payments on credit card accounts;

o the costs, effects and outcomes of regulatory reviews or litigation relating to any nonprime loan receivables or the business practices or policies of any of HUSI's business units, including, but not limited to, additional compliance requirements;

o increased funding costs resulting from instability in the capital markets and risk tolerance of fixed income investors;

o the costs, effects and outcomes of any litigation matter that is determined adversely to HUSI or its subsidiaries;

o the ability to attract and retain qualified personnel to support the underwriting, servicing, collection and sales functions of HUSI's businesses;

o     failure to obtain expected funding from HSBC subsidiaries and clients;

o the impact of natural and other catastrophic disasters or the ability to collect on receivables in affected areas; and

o the inability of HUSI to manage any or all of the foregoing risks as well as anticipated.

Item 1B. Unresolved Staff Comments
--------------------------------------------------------------------------------

None.

Item 2. Properties
--------------------------------------------------------------------------------

The principal executive offices of HUSI are located at 452 Fifth Avenue, New York, New York 10018, which is owned by HBUS. The main office of HBUS is located at 1105 N. Market Street, Wilmington, Delaware 19801. The principal executive offices of HBUS are located at One HSBC Center, Buffalo, New York 14203, in a building under a long-term lease. HBUS has more than 380 other banking offices in New York State located in 44 counties, fifteen branches in Florida, eleven branches in California, four branches in New Jersey, two branches in Pennsylvania and one branch each in Oregon, Washington State, Delaware and Washington D.C. Approximately 34% of these offices are located in buildings owned by HBUS and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in states other than New York, none of which are materially important to the respective activities. HBUS also owns properties in: Montevideo, Uruguay; Punta del Este, Uruguay; and Buenos Aires, Argentina.

Item 3. Legal Proceedings
--------------------------------------------------------------------------------

HUSI's legal proceedings are summarized in Note 24 of the consolidated financial statements on page 134 of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Not applicable.

PART II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
--------------------------------------------------------------------------------

All 706 shares of HUSI's outstanding stock are owned by HSBC North America Inc.
(HNAI), an indirect subsidiary of HSBC. Consequently, there is no public market in HUSI's common stock.

Item 6. Selected Financial Data
--------------------------------------------------------------------------------

Year Ended December 31                                       2005             2004            2003            2002            2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Net interest income ..............................      $   3,063        $   2,741        $  2,510        $  2,376        $  2,265
                                                        ---------        ---------        --------        --------        --------
Trading revenues .................................            395              288             291             130             255
Residential mortgage banking revenue
  (expense) ......................................             64             (120)           (102)             24              33
Securities gains, net ............................            106               85              48             118             149
Interest on tax settlement .......................             --               17              22              --              --
Other income .....................................          1,346            1,049             895             787             659
                                                        ---------        ---------        --------        --------        --------
Total other revenues .............................          1,911            1,319           1,154           1,059           1,096
                                                        ---------        ---------        --------        --------        --------
Goodwill amortization ............................             --               --              --              --             176
Princeton Note Matter ............................             --               --              --              --             575
Other expenses ...................................          2,758            2,101           2,040           1,875           1,792
Provision (credit) for credit losses .............            674              (17)            113             195             238
                                                        ---------        ---------        --------        --------        --------
Income before income tax expense and
  cumulative effect of accounting change .........          1,542            1,976           1,511           1,365             580
Income tax expense ...............................            566              718             570             510             226
                                                        ---------        ---------        --------        --------        --------
Income before cumulative effect of
  accounting change ..............................            976            1,258             941             855             354
                                                        ---------        ---------        --------        --------        --------
Cumulative effect of accounting
  change - implementation of
  SFAS 133, net of tax ...........................             --               --              --              --              (1)
                                                        ---------        ---------        --------        --------        --------
Net income .......................................      $     976        $   1,258        $    941        $    855        $    353
                                                        =========        =========        ========        ========        ========

Adjusted net income (1) ..........................      $     976        $   1,258        $    941        $    855        $    529
                                                        =========        =========        ========        ========        ========

Balances at year end:
Loans:
      Commercial loans ...........................      $  27,721        $  22,972        $ 18,654        $ 19,917        $ 19,910
      Residential mortgages ......................         43,970           46,775          26,637          20,713          17,807
      Credit card receivables ....................         15,514           12,078           1,161           1,138           1,185
      Other consumer loans .......................          3,137            3,122           2,022           1,868           2,021
                                                        ---------        ---------        --------        --------        --------
      Total loans ................................         90,342           84,947          48,474          43,636          40,923
      Allowance for credit losses ................           (846)            (788)           (399)           (493)           (506)
                                                        ---------        ---------        --------        --------        --------
      Loans, net of allowance ....................         89,496           84,159          48,075          43,143          40,417
Total assets .....................................        153,859          141,050          95,562          89,426          87,114
Total tangible assets ............................        151,120          138,310          92,736          86,544          84,218
Total deposits ...................................         91,815           79,981          63,955          59,830          57,330
Short-term borrowings ............................          7,049            9,874           6,782           7,392           9,202
Long-term debt ...................................         27,959           23,839           3,814           3,675           3,668
Total common shareholder's equity ................         10,278           10,366           6,962           6,897           6,549
Tangible common shareholder's equity .............          7,562            7,611           4,022           3,737           3,535
Total shareholders' equity .......................         11,594           10,866           7,462           7,397           7,049

Selected financial ratios:
Total shareholders' equity to total assets .......           7.54%            7.70%           7.81%           8.27%           8.09%
Tangible common shareholder's equity
  to total tangible assets .......................           5.00             5.50            4.34            4.32            4.20
Rate of return on average (2):
      Total assets ...............................            .66             1.12            1.02             .97             .41
      Total common shareholder's
      equity .....................................           8.78            16.35           13.06           12.42            4.80
Net interest margin to average (2):
      Earning assets .............................           2.26             2.70            3.07            3.03            2.94
      Total assets ...............................           2.09             2.46            2.76            2.74            2.66
Average total shareholders' equity to
  average total assets (2) .......................           7.85             7.18            8.20            8.20            8.50
Cost/income ratio (2) ............................          55.44            51.73           55.65           54.59           52.94

(1) With the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002, HUSI is no longer required to amortize goodwill, but rather evaluate goodwill for impairment annually. Accordingly, for fiscal year ended 2001, goodwill amortization has been excluded from the adjusted amounts for consistency purposes.

(2) Selected financial ratios are defined in the Glossary of Terms beginning on page 77 of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Executive Overview
--------------------------------------------------------------------------------

HUSI's 2005 net income of $976 million reflected a decrease of $282 million (22%) from the prior year. Income before income tax expense decreased $434 million (22%), primarily due to:

o decreased net interest margin, due mainly to the impact of $451 million of amortization of initial premium paid for the private label portfolio acquired from HSBC Finance Corporation in December 2004, as included within the CF business segment, and to the effect of a flattening yield curve on balance sheet management income within the CIBM business segment; and

o significant non-recurring revenue items recorded for 2005 ($59 million of gains from sales of properties and businesses; and a $48 million gain from sale of an equity investment) were less than non-recurring items recorded for 2004 ($99 million gain from sale of credit card relationships to HSBC Finance Corporation; $45 million gain from sale of investment in NYCE; and $17 million interest income on an IRS refund).

Excluding the impact of the items noted above, 2005 was highlighted by increases in income before income tax expense in the PFS, CF, CMB and PB segments, due to:

o     successful rollout during 2005 of an enhanced deposit growth strategy;

o significant expansion of residential mortgage, other consumer and commercial loan portfolios in 2004 and 2005;

o positive impact on earnings, excluding the impact of the premium amortization noted above, of the private label receivable portfolio acquired in December 2004, and from additional private label receivables acquired in 2005; and

o increased trading revenues, increased gains on sales of securities and increased fee income included in the CIBM business segment.

Further analysis of business segments begins on page 46 of this Form 10-K.

Basis of Reporting
--------------------------------------------------------------------------------

HUSI's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRS)

Because HSBC reports results in accordance with IFRS and IFRS results are used by HSBC in measuring and rewarding performance of employees, HUSI management also separately monitors net income under IFRS (a non-U.S. GAAP financial measure). The following table reconciles HUSI's net income on a U.S. GAAP basis to net income on an IFRS basis.

--------------------------------------------------------------------------------
Year Ended December 31                                                      2005
--------------------------------------------------------------------------------
                                                                   (in millions)
Net income - U.S. GAAP basis .................................            $ 976
Adjustments, net of tax:
      Derivatives and hedge accounting .......................               18
      Securitizations ........................................                2
      Loan origination .......................................               (7)
      Loan impairment ........................................              (11)
      Stock-based compensation ...............................              (16)
      Property ...............................................              (46)
      Other ..................................................               16
                                                                          -----
Net income - IFRS basis ......................................            $ 932
                                                                          =====

Differences between U.S. GAAP and IFRS are as follows:

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

o In the normal course of business, the fair value of a derivative on initial recognition is considered to be the transaction price (i.e. the fair value of the consideration given or received). However, in certain circumstances the fair value of an instrument will be evidenced by comparison with other observable current market transactions in the same instrument (i.e. without modification or repackaging) or based on a valuation technique whose variables include only data from observable markets, including interest rate yield curves, option volatilities and currency rates. When such evidence exists, HSBC recognizes a trading profit or loss on inception of the derivative. If observable market data are not available, the initial increase in fair value indicated by the valuation model, but based on unobservable inputs, is not recognized immediately in the income statement but is recognized over the life of the transaction on an appropriate basis, or recognized in the income statement when the inputs become observable, or when the transaction is closed out.

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

o     The requirements of SFAS 133 have been effective from January 1, 2001.

o SFAS 133 permits the "shortcut method" of hedge effectiveness testing for certain transactions. Under this method, it may be assumed, at inception of the hedge, there is no ineffectiveness in the hedging of interest rate risk with an interest rate swap provided specific criteria are met.

o Certain issued structured notes are classified as trading liabilities under IFRS, but not under U.S. GAAP. Under IFRS, these notes will be held at fair value, with changes in fair value reflected in the income statement. Under U.S. GAAP, if the embedded derivative is not "clearly and closely related" to the host contract, the embedded derivative will be bifurcated and held at fair value, the host contract will be held at amortized cost, and changes in both will be reflected in the income statement. If the embedded derivative is "clearly and closely related" to the host contract, the issued note will be held at amortized cost in its entirety, with changes in the amortized cost reflected in the income statement.

o Under U.S. GAAP, derivatives receivable and payable with the same counterparty may be reported net on the balance sheet when there is an executed ISDA Master Netting Arrangement covering enforceable jurisdictions. These contracts do not meet the requirements for set off under IAS 32 and hence are presented gross on the balance sheet under IFRS.

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

      Loan origination

IFRS

o Certain loan fee income and incremental directly attributable loan origination costs are amortized to the profit and loss account over the life of the loan as part of the effective interest method calculation under IAS 39.

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

      Property

IFRS

o Under the transition rules of IFRS 1, HSBC has elected to freeze the value of its properties at their January 1, 2004 valuations. These are the "deemed cost" of properties under IFRS and will not be revalued in the future. Properties held at historical or deemed cost are depreciated except for freehold land and leasehold land greater than 500 years. Investment properties are not depreciated.

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

      Other

Other includes differences relating to pension expense and other insignificant items.

Critical Accounting Policies
--------------------------------------------------------------------------------

HUSI's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies used in the preparation of HUSI's consolidated financial statements are more fully described in Note 2 to the accompanying consolidated financial statements beginning on page 88 of this Form 10-K.

Certain critical accounting policies, which affect the reported amounts of assets, liabilities, revenues and expenses, are complex and involve significant judgment by management, including the use of estimates and assumptions. As a result, changes in estimates, assumptions or operational policies could significantly affect HUSI's financial position or results of operations. The accounting estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions, customer account management policies and practices, risk management/collection practices, or conditions as discussed below.

Of the significant accounting policies used in the preparation of HUSI's consolidated financial statements, the items discussed below involve critical accounting estimates and a high degree of judgment and complexity.

Allowance for Credit Losses

HUSI lends money and provides various credit facilities to others, resulting in risk that borrowers may not repay amounts owed when they become contractually due. Consequently, an allowance for credit losses is maintained at a level that is considered adequate to cover estimates of probable losses of principal, interest and fees in the existing portfolio. Allowance estimates are reviewed periodically, and adjustments are reflected through the provision for credit losses in the period when they become known. The accounting estimate relating to the allowance for credit losses is a "critical accounting estimate" for the following reasons:

o changes in such estimates could significantly impact the allowance for credit losses and the provision for credit losses;

o estimates related to the reserve for credit losses require consideration of future delinquency and charge off trends, which are uncertain and require a high degree of judgment; and

o the allowance for credit losses is influenced by factors outside of HUSI's control. Customer payment patterns, economic conditions, bankruptcy trends and changes in laws and regulations all have an impact on the estimates.

HUSI's allowance for credit losses is regularly assessed for adequacy through a detailed review of the loan portfolio. The allowance is comprised of two balance sheet components:

o the allowance for credit losses, which is carried as a reduction to loans on the balance sheet and includes reserves for anticipated losses associated with all loans and leases outstanding; and

o the reserve for off-balance sheet risk, which is recorded in other liabilities and includes probable and reasonably estimable losses arising from off-balance sheet arrangements such as letters of credit and commitments to lend that have not yet been drawn by customers.

Both types of reserves include amounts calculated for specific individual loan balances and for collective loan portfolios depending on the nature of the exposure and the manner in which risks inherent in that exposure are managed.

o All commercial loans that exceed five hundred thousand dollars are evaluated individually for impairment. When a loan is found to be "impaired", a specific reserve is calculated. Reserves against impaired loans are determined primarily by an analysis of discounted expected cash flows expected by HUSI with reference to independent valuations of underlying loan collateral and also considering secondary market prices for distressed debt where appropriate.

o Loans which are not individually evaluated for impairment are pooled into homogeneous categories of loans and evaluated to determine if it is deemed probable, based on historical data, that a loss has been realized even though it has not yet been manifested in a specific loan.

For retail receivables, HUSI uses roll rate methodology (statistical analysis of historical trends used to estimate the probability of continued delinquency, ultimate charge off, and amount of consequential loss assessed at each time period for which payments are overdue) to support the estimation of inherent losses. The results of these models are reviewed by management in conjunction with changes in risk selection, changes in underwriting policies, national and local economic trends, trends in bankruptcy, loss severity and recoveries, and months of loss coverage. The resulting loss coverage ratio varies by portfolio based on inherent risk and regulatory guidance. Roll rates are regularly updated and benchmarked against actual outcomes to ensure that they remain appropriate.

In 2004, HUSI implemented a new methodology to support the estimation of losses inherent in pools of homogeneous commercial loans, leases and off-balance sheet risk. These measures have been under development at HUSI for over three years to support more advanced credit risk management, estimation of credit economic capital, enhanced portfolio management and the requirements of the Basel framework. This new methodology uses the probability of default from the customer rating assigned to each counterparty, the "Loss Given Default" rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. A suite of models, tools and templates was developed using quantitative and statistical techniques, which are combined with expert judgment to support the assessment of each transaction. They were developed using HUSI's internal data and supplemented by data from external sources which was judged to be consistent with HUSI's internal credit standards. As some of the requirements under Basel differ from interpretations of U.S. GAAP requirements for the measurement of inherent losses in homogeneous pools of loans, these measures are modified to meet accounting standards. These advanced measures are applied to the homogeneous credit pools to estimate the reserves required.

The results from the advanced commercial analysis, retail roll rate analysis and the specific/impairment reserving process is reviewed each quarter by a Credit Reserve Committee co-chaired by the Chief Financial Officer and Chief Credit Officer. This committee also considers other observable factors, both internal to HUSI and external in the general economy, to ensure that the estimates provided by the various models adequately include all known information at each reporting period. The Credit Reserve Committee may add to or reduce a general unallocated allowance to account for any observable factor not considered in the various models, for small portfolios or period ending manual entries not considered in a model and to recognize modeling imperfections. The credit reserves and the results of the Credit Reserve Committee are reviewed with HUSI's Credit Risk Management Committee and the Board of Directors' Audit Committee each quarter.

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

Additional credit quality related analysis begins on page 53 of this Form 10-K. HUSI's approach toward credit risk management begins on page 64 of this Form 10-K.

Goodwill

Goodwill is not subject to amortization but is tested for possible impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each reporting unit be compared to its carrying amount, including the goodwill. Significant and long-term changes in industry and economic conditions are considered to be primary indicators of potential impairment.

Impairment testing of goodwill is a "critical accounting estimate" due to the goodwill balance and the significant judgment required in the use of discounted cash flow models to determine fair value. Discounted cash flow models include such variables as revenue growth rates, expense trends, interest rates and terminal values. Based on an evaluation of key data and market factors, management's judgment is required to select the specific variables to be incorporated into the models. Additionally, the estimated fair value can be significantly impacted by the cost of capital used to discount future cash flows. The cost of capital percentage is generally derived from an appropriate capital asset pricing model, which itself depends on a number of financial and economic variables which are established on the basis of management's judgment. When management's judgment is that the anticipated cash flows have decreased and/or the cost of capital has increased, the effect will be a lower estimate of fair value. If the fair value is determined to be lower than the carrying value, an impairment charge will be recorded and net income will be negatively impacted.

Reporting units were identified based upon an analysis of each of HUSI's individual operating segments. Goodwill was allocated to the carrying value of each reporting unit based on its relative fair value. See Business Segments beginning on page 46 of this Form 10-K for an allocation of recorded book value of goodwill by segment.

HUSI has established April 30 of each year as the date for conducting its annual goodwill impairment assessment. At April 30, 2005, there were no individual reporting units with a fair value less than carrying value, including goodwill. The fair value calculations were tested for sensitivity to reflect reasonable variations, including: (1) keeping all other variables constant and assuming no future expense savings are achieved; and (2) keeping other variables constant while cutting projected revenue growth rates in half. In both of these cases there was no impairment identified in any reporting unit.

Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the serviced mortgage loan portfolio. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. The estimate of fair value is considered to be a "critical accounting estimate" because the assumptions used in the valuation models involve a high degree of subjectivity that is dependent on future interest rate movements. The reasonableness of these pricing models is periodically substantiated by reference to external independent broker valuations and industry surveys.

Valuation of Derivative Instruments and Derivative Income

Derivative instruments are utilized as part of HUSI's risk management strategy to protect the value of certain assets and liabilities and future cash flows against adverse interest rate and foreign exchange rate movements. All derivatives are recognized on the balance sheet at fair value. The valuation of derivative instruments is a critical accounting estimate because most are valued using discounted cash flow modeling techniques in lieu of market value quotes. Discounted cash flow modeling techniques require the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in market rates. The assumptions used in the cash flow projection models are based on forward yield curves which are also susceptible to changes as market conditions change. The results of these valuations are regularly reviewed for reasonableness by comparison to an internal determination of fair value or third party quotes. Significant changes in the fair value can result in equity and earnings volatility as follows:

o changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings;

o changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent of its effectiveness, until earnings are impacted by the variability of cash flows from the hedged item; and

o changes in the fair value of derivatives held for trading purposes are reported in current period earnings.

Derivatives designated as effective hedges may be tested for effectiveness under the long haul method. For these transactions, assessments are made, at the inception of the hedge and on a recurring basis, whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. This assessment is conducted using statistical regression analysis. If it is determined as a result of this assessment that a derivative is not expected to be a highly effective hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the beginning of the quarter in which such determination was made. The assessment of the effectiveness of the derivatives used in hedging transactions is considered to be a "critical accounting estimate" due to the use of statistical regression analysis in making this determination. Similar to discounted cash flow modeling techniques, statistical regression analysis also requires the use of estimates regarding the amount and timing of future cash flows, which are susceptible to significant changes in future periods based on changes in market rates. Statistical regression analysis also involves the use of additional assumptions including the determination of the period over which the analysis should occur as well as selecting a convention for the treatment of credit spreads in the analysis.

The outcome of the statistical regression analysis serves as the foundation for determining whether or not the derivative is highly effective as a hedging instrument. This can result in earnings volatility as the mark to market on derivatives which do not qualify as effective hedges and the ineffectiveness associated with qualifying hedges are recorded in current period earnings.

For more information about HUSI's policies regarding the use of derivative instruments, see Note 2 to the accompanying consolidated financial statements beginning on page 94 of this Form 10-K.

Balance Sheet Review
--------------------------------------------------------------------------------

Overview

HUSI utilizes deposits and borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet growth and funding sources are summarized in the following table.

--------------------------------------------------------------------------------------------------------------------
                                                                                    Increase (Decrease)
                                                                            During The Year Ended December 31
                                                                   -------------------------------------------------
                                                                           2005                          2004
                                                                   ----------------------      ---------------------
                                                                    Amount          %           Amount          %
--------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Balance sheet growth:
      Loans ..................................................     $  5,395             6      $ 36,473           75
      Short-term investments (1) .............................        3,426            40         2,761           47
      Trading assets .........................................        1,405             7         5,169           35
      Securities and other assets ............................        2,583             9         1,085            4
                                                                   --------      --------      --------     --------
                                                                   $ 12,809             9      $ 45,488           48
                                                                   ========      ========      ========     ========
Funding sources:
      Total deposits .........................................     $ 11,834            15      $ 16,026           25
      Long-term debt .........................................        4,120            17        20,025          525
      All other liabilities and shareholders' equity .........       (3,145)           (8)        9,437           34
                                                                   --------      --------      --------     --------
                                                                   $ 12,809             9      $ 45,488           48
                                                                   ========      ========      ========     ========

(1) Includes cash and due from banks, interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements.

Average Assets and Liabilities

Average earning assets and interest bearing liabilities increased during calendar year 2005, as compared with 2004, primarily due to:

o increased average residential mortgage loan balances from held portfolio growth in 2004;

o increased average credit card and other loan balances associated with the private label receivable portfolio acquired in December 2004;

o increased average commercial loan and deposit balances resulting from targeted growth in small business and middle-market commercial customers; and

o increased average deposits, long-term debt and short-term borrowings balances, which were the primary funding sources for asset growth during 2004.

Loans Outstanding

The following table summarizes balances for major loan categories. Other commercial loans includes $1,901 million, $1,378 million, and $246 million of loans and advances to HSBC affiliates at December 31, 2005, 2004 and 2003 respectively.

------------------------------------------------------------------------------------------------------------------------------------
December 31                                                             2005          2004          2003          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Commercial:
      Construction and other real estate .....................     $   9,123     $   8,281     $   7,024     $   6,313     $   5,920
      Other commercial .......................................        18,598        14,691        11,630        13,604        13,990
Consumer:
      Residential mortgage loans .............................        43,970        46,775        26,637        20,713        17,807
      Credit card receivables ................................        15,514        12,078         1,161         1,138         1,185
      Other consumer loans ...................................         3,137         3,122         2,022         1,868         2,021
                                                                   ---------     ---------     ---------     ---------     ---------
Total loans ..................................................     $  90,342     $  84,947     $  48,474     $  43,636     $  40,923
                                                                   =========     =========     =========     =========     =========

Increased loans during 2005 were attributable to:

o increased commercial loan balances resulting from continuation of specific programs initiated in 2004 to target growth in small business, middle market and real estate commercial lending portfolios; and

o increased private label credit card receivables, due partially to the addition of new private label relationships to the portfolio, and partially to decreasing balances required to be maintained in off-balance sheet securitized receivable trusts.

Increased loans during 2004 were attributable to:

o acquisition of a $12 billion private label loan portfolio from HSBC Finance Corporation in December 2004, which consisted primarily of credit card receivables;

o increased residential mortgage loan balances resulting from purchases of approximately $4 billion of loans from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program and from continued growth in the held mortgage loan portfolio; and

o increased commercial loan balances resulting from specific programs initiated during the year to target growth in middle market, commercial real estate and small business lending portfolios.

      Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

The contractual maturity and interest sensitivity of total commercial loans at December 31, 2005 is summarized in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 One        Over One            Over
                                                                                Year         Through            Five           Total
December 31, 2005                                                            or Less      Five Years           Years           Loans
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Commercial:
      Construction and other real estate ...........................       $   2,470       $   4,946       $   1,707       $   9,123
      Other commercial .............................................          11,695           5,739           1,164          18,598
                                                                           ---------       ---------       ---------       ---------
Total ..............................................................       $  14,165       $  10,685       $   2,871       $  27,721
                                                                           =========       =========       =========       =========

Loans with fixed interest rates ....................................       $   6,334       $   2,167       $   1,295       $   9,796
Loans having variable interest rates ...............................           7,831           8,518           1,576          17,925
                                                                           ---------       ---------       ---------       ---------
Total ..............................................................       $  14,165       $  10,685       $   2,871       $  27,721
                                                                           =========       =========       =========       =========

Deposits

The following table summarizes balances for major depositor categories.

------------------------------------------------------------------------------------------------------------------------------------
December 31                                                             2005          2004          2003          2002          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Individuals, partnerships and corporations ...................     $  76,438     $  65,312     $  53,959     $  51,470     $  50,852
Domestic and foreign banks ...................................        12,871        12,759         7,580         7,114         4,646
U.S. government and states and political
  subdivisions ...............................................         1,566         1,493         1,464           855         1,169
Foreign governments and official
  institutions ...............................................           940           417           952           391           663
                                                                   ---------     ---------     ---------     ---------     ---------
Total deposits ...............................................     $  91,815     $  79,981     $  63,955     $  59,830     $  57,330
                                                                   =========     =========     =========     =========     =========

Deposits were a primary source of funding for balance sheet growth during 2005 and 2004. Total deposits increased 15% and 25% in 2005 and 2004 respectively, resulting from:

o successful rollout of new deposit products, including online savings accounts;

o enhanced marketing efforts for the HSBC brand and for new and existing products in particular; and

o improved systems and processes for identifying new customers and for delivering products to new and existing customers.

Long-Term Debt and Other Borrowings

HBUS has a $20 billion Global Bank Note Program, which provides for issuance of subordinated and senior global notes. Long-term debt issuances during 2005 and 2004 were primarily from this program. Borrowings from the Global Bank Note Program totaled $1 billion and $14 billion for 2005 and 2004 respectively. Additional information regarding HUSI's long-term debt is presented in Note 14 of the consolidated financial statements, beginning on page 111 of this Form 10-K.

HUSI had borrowings from the Federal Home Loan Bank (FHLB) of $5 billion at December 31, 2005 and 2004, and had access to a potential secured borrowing facility as a member of the FHLB. In addition, HUSI had deposits and other borrowings from HSBC affiliates of approximately $11 billion at December 31, 2005 and 2004.

Preferred Stock

In April 2005, HUSI issued Floating Rate Non-Cumulative Preferred Stock, Series F with a stated value of $25 per share. In October 2005, HUSI issued Floating Rate Non-Cumulative Preferred Stock, Series G with a stated value of $1,000 per share. Total proceeds of these two issues, net of issuance costs, were $869 million.

In December 2005, HUSI redeemed all issued shares of $1.8125 Cumulative Preferred Stock, Series E at their stated value of $25 per share, resulting in total cash outlay of $75 million.

Capital Resources

A summary of changes in common shareholder's equity is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         2005               2004                2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Balance, January 1 ........................................................        $   10,366         $    6,962         $    6,896
Increases (decreases) due to:
      Net income ..........................................................               976              1,258                941
      Dividends paid to common shareholder ................................              (675)              (125)              (690)
      Dividends paid to preferred shareholders ............................               (46)               (23)               (22)
      Change in other comprehensive income ................................               (43)               (97)              (134)
      Capital contributions from parent (1) ...............................                 3              2,411                 15
      Reductions of capital surplus .......................................              (303)               (20)               (44)
                                                                                   ----------         ----------         ----------
      Total net (decrease) increase .......................................               (88)             3,404                 66
                                                                                   ----------         ----------         ----------
Balance, December 31 ......................................................        $   10,278         $   10,366         $    6,962
                                                                                   ==========         ==========         ==========

(1) Capital contributions from parent include amounts related to an HSBC stock option plan in which almost all of HUSI's employees are eligible to participate ($3 million, $11 million and $15 million for 2005, 2004 and 2003 respectively).

Year end common shareholder's equity ratios are presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                            2005                 2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Common shareholder's equity to total assets................................       6.68%                7.35%              7.28%
Tangible common shareholder's equity to total tangible assets .............       5.00                 5.50               4.34

HUSI periodically pays dividends to its parent company, HNAI. Dividends paid to HNAI were significantly reduced in 2004 in order to conserve funds for the December 2004 acquisition of private label receivables and loans from HSBC Finance Corporation. The capital contributions from parent in 2004 includes $2.4 billion received to provide additional funding for the private label portfolio acquisition.

Effective January 1, 2005, the separate U.S. defined benefit pension plans were merged into a single defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, HUSI's prepaid pension asset of $482 million, and a related deferred tax liability of $203 million, were transferred to HNAH. The net transfer amount of $279 million is recorded as a reduction of capital surplus.

HUSI and HBUS are required to meet minimum capital requirements by their principal regulators. Risk-based capital amounts and ratios are presented on page 119 of this Form 10-K.

Results of Operations
--------------------------------------------------------------------------------

Net Interest Income
--------------------------------------------------------------------------------

Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on pages 79 of this Form 10-K.

The following table presents changes in the components of net interest income according to "volume" and "rate".

------------------------------------------------------------------------------------------------------------------------------------
                                                              2005 Compared to 2004               2004 Compared to 2003
                                                                Increase/(Decrease)                 Increase/(Decrease)
Year Ended December 31                                2005       Volume        Rate         2004     Volume        Rate         2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Interest income:
Interest bearing deposits with banks .........      $  120      $    24       $  55       $   41      $  13       $   3       $   25
Federal funds sold and securities
  purchased under resale agreements ..........         191           15         102           74          2          17           55
Trading assets ...............................         275           44          66          165         30          (2)         137
Securities ...................................         899           38         (24)         885        (40)         17          908
Loans:
  Commercial ..................................      1,233          190         212          831         (7)        (93)         931
  Consumer:
      Residential mortgages ...................      2,321          491          (1)       1,831        792        (139)       1,178
      Credit cards ............................        812          749         (44)         107         10         (15)         112
      Other consumer ..........................        264           94          27          143         25         (11)         129
                                                    ------      -------       -----       ------      -----       -----       ------
      Total consumer .........................       3,397        1,334         (18)       2,081        827        (165)       1,419
Other interest ...............................          32            4          10           18          2          (4)          20
                                                    ------      -------       -----       ------      -----       -----       ------
Total interest income ........................       6,147        1,649         403        4,095        827        (227)       3,495
                                                    ------      -------       -----       ------      -----       -----       ------
Interest expense:
Deposits in domestic offices:
    Savings deposits ..........................        318            9         130          179         17         (27)         189
    Other time deposits .......................        822          257         200          365        121          21          223
Deposits in foreign offices:
    Foreign banks deposits ....................        277           22         148          107         58           2           47
    Other time and savings ....................        354           (7)        187          174        (18)        (15)         207
Short-term borrowings ........................         276           36         108          132          5          36           91
Long-term debt ...............................       1,019          619          20          380        247         (73)         206
                                                    ------      -------       -----       ------      -----       -----       ------
Total interest expense .......................       3,066          936         793        1,337        430         (56)         963
                                                    ------      -------       -----       ------      -----       -----       ------
Net interest income -
  taxable equivalent basis ...................       3,081      $   713       $(390)       2,758      $ 397       $(171)       2,532
                                                                =======       =====                   =====       =====
Tax equivalent adjustment ....................          18                                    17                                  22
                                                    ------                                ------                              ------
Net interest income -
  non taxable equivalent basis ...............      $3,063                                $2,741                              $2,510
                                                    ======                                ======                              ======

     2005 Compared to 2004

Overview

Net interest income increased $322 million (12%) in 2005, as compared with 2004.

The net interest margin declined from 2.46% in 2004 to 2.09% in 2005. The following factors contributed to the overall decrease in net interest margin:

o amortization of premiums paid to acquire private label credit card receivables;

o a reduction in balance sheet management income in CIBM, due largely to a flat yield curve;

o average balances of residential mortgage loans have increased significantly in 2005, without an increase in the yield on these loans despite the rising interest rate environment; and

o average balances and rates paid on wholesale liabilities increased in 2005. These balances provided funding for the higher average assets.

Analysis of various components of net interest income follows.

Interest Income - Loans

Total interest income on loans increased $1.7 billion (59%) in 2005. Average total loan balances increased 46% for 2005, resulting primarily from a full year impact of significant increases in residential mortgage loans held for investment and credit card receivables portfolios during 2004.

      Commercial Loans

Interest income from commercial loans increased $402 million (48%) in 2005. Average commercial loan balances increased by 21% during the year. The average yield earned on commercial loans also increased due to increases in HBUS's prime lending rate during 2005.

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices. Targeted growth in small business, middle market and real estate lending portfolios, which began in 2004, has continued to increase loan balances in 2005. HUSI plans for continued growth in 2006, and will continue to build upon its status as one of the top small business lenders in New York State.

      Residential Mortgage Loans

Interest income earned from residential mortgage loans increased $490 million (27%) in 2005. HUSI significantly expanded the volume of adjustable rate residential mortgage loans originated throughout 2004, which were retained on the balance sheet. As a result, average residential mortgage loans held increased by approximately 27% during 2005.

Since the beginning of 2004, approximately $5.5 billion of residential mortgages have been purchased from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program. Purchases from these correspondents were discontinued effective September 1, 2005. Originations of residential mortgage loans have decreased in 2005 as compared with 2004, due to the contracting national originations market.

In the first half of 2005, consumers continued to take advantage of lower coupon adjustable rate products, resulting in lower overall average yields. However, the average yield earned on residential mortgage loans gradually rose during 2005, following the general rise in interest rates, resulting in an annual yield that was comparable to 2004.

      Credit Card Receivables

Interest earned from credit card receivables increased $705 million (659%) in 2005. Average credit card receivable balances were $12 billion higher for 2005.

In December 2004, HUSI acquired $12 billion of private label receivables and other loans from HSBC Finance Corporation. Total premiums paid for these receivables, which are being amortized against interest income over the estimated life of the related receivables, totaled $639 million. Total 2005 amortization of the initial premium was $432 million.

During 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added. In addition, decreased balances were required to be maintained in off-balance sheet securitized receivable trusts during 2005. As a result, total private label receivables increased to $15 billion at December 31, 2005. By agreement, new receivables generated from these private label relationships are being acquired from HSBC Finance Corporation on a daily basis. Total premiums paid, which are being amortized against interest income over the estimated life of the related receivables, totaled $411 million for 2005. Total 2005 amortization associated with these premiums was $283 million.

During 2004, HUSI sold certain MasterCard/Visa credit card relationships to HSBC Finance Corporation. HUSI purchases receivables associated with these MasterCard/Visa relationships from HSBC Finance Corporation on a daily basis. Total premiums paid for these new receivables, which are being amortized against interest income over the estimated life of the related receivables, totaled $34 million. Total 2005 amortization associated with these premiums was $32 million.

The average yields for credit card receivables and total loans were reduced in 2005 as a result of amortization of premiums paid for various credit card portfolios, as follows:

---------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005                                                  Amount               Rate
---------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Credit card receivables:
Interest income, before premium amortization .....................       $     1,559              12.04%
Premium amortization .............................................              (747)             (6.00)
                                                                         -----------        -----------
Interest income, adjusted for premium amortization ...............       $       812               6.04%
                                                                         ===========        ===========

Total loans:
Interest income, before premium amortization .....................       $     5,377               6.15%
Premium amortization .............................................              (747)              (.88)
                                                                         -----------        -----------
Interest income, adjusted for premium amortization ...............       $     4,630               5.27%
                                                                         ===========        ===========

HUSI continues to purchase additional private label and MasterCard/Visa credit card receivables on a daily basis from HSBC Finance Corporation, which continues to own the customer relationships. Amortization of the initial premium paid to HSBC Finance Corporation was heavily front loaded into 2005, with approximately two-thirds of the premium being amortized by year-end. Premium amortization is therefore expected to decrease in 2006, due to significantly reduced amortization of the initial premium.

      Other Consumer Loans

Interest earned from various other consumer lending programs increased $121 million (85%) in 2005. Average loan balances increased by 59% during the year, primarily due to consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. The average yield earned on consumer loans also increased due to the rising short-term interest rate environment.

Interest Income - Short-Term Investments

Short-term investments include interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements. Fluctuations in short-term investments directly result from the relationship between HUSI's excess liquidity position and its funding needs at any given point in time.

Interest income from short-term investments increased $195 million (170%) in 2005. Average short-term investment balances grew by 26% in 2005, while average rates earned also increased significantly, primarily due to increases in the federal funds rate throughout 2004 and 2005.

Interest Expense - Deposits

Total interest expense on interest bearing deposits increased $946 million (115%) in 2005. Interest expense increased for both domestic and foreign deposits. Average interest bearing deposits increased by 17% in 2005. Deposits were a major source of funding for balance sheet growth in 2004 and 2005. Average interest rates paid to these customers also increased significantly, due to increases in short-term interest rates and the introduction of more competitively priced consumer and commercial products.

An overview of deposit growth initiatives is provided on page 7 of this Form
10-K.

Interest Expense - Short-Term Borrowings

Interest expense on short-term borrowings increased $144 million (109%) in 2005. Average short-term borrowings balances increased by 23% in 2005, while the average interest rate paid also increased significantly, due primarily to increases in the federal funds rate throughout 2004 and 2005.

Interest Expense - Long-Term Debt

Interest expense on long-term debt increased $639 million (168%) in 2005. Average long-term debt balances increased by 155% in 2005, due primarily to new debt issued during the second half of 2004 and throughout 2005 to fund balance sheet growth.

      2004 Compared to 2003

Net interest income increased approximately $231 million (9%) in 2004, compared with 2003. Increased average loan balances, primarily residential mortgage loans, were partially offset by increased long-term debt and deposit balances, and by a reduction in the net interest rate spread during 2005.

Residential mortgage interest income increased approximately $653 million (55%) in 2004, compared with 2003. Average residential mortgages increased approximately $16 billion (74%) in 2004. The low interest rate environment of 2003 and 2004 continued to stimulate consumers to refinance mortgages and purchase residential property. In addition, HUSI continued to purchase residential mortgage loans from HSBC Finance Corporation and from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. HUSI generally sells higher fixed rate residential mortgages under Federal loan programs, and retains low adjustable rate mortgages on the balance sheet. The increase in variable rate mortgages relative to the entire residential mortgage portfolio has caused a decline in average residential mortgage interest rates of approximately 60 basis points for 2004.

Commercial loan interest income decreased approximately $100 million (11%) in 2004. Average commercial loans decreased approximately $.1 billion (1%). Targeted growth in middle-market, commercial real estate and small business lending portfolios increased commercial loan balances in 2004. However, during 2002 and 2003, certain equipment finance, commercial finance and U.S. factoring businesses were exited or restructured resulting in office closings and sales of customer relationships. In addition, certain receivables associated with these businesses were retained, but have decreased throughout 2003 and 2004 as balances have run off. These transactions more than offset the positive impact of 2004 loan growth on interest income.

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

Interest expense on long-term debt increased approximately $174 million (84%) in 2004. Debt issued from HUSI's expanded global notes program and advances from the Federal Home Loan Bank with maturities greater than one year were primary funding sources for the purchase of $12 billion of private label receivables from HSBC Finance Corporation in December 2004, thus increasing average long-term debt balances by approximately $6 billion (158%) during the year. The average rate paid on long-term debt decreased significantly during 2004, due to rates on new debt which were lower than rates on debt that existed in 2003.

Other Revenues
--------------------------------------------------------------------------------

The components of other revenues are summarized in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       2005 Compared to          2004 Compared to
                                                                                             2004                       2003
                                                                                      Increase/(Decrease)       Increase/(Decrease)
                                                                                     --------------------      ---------------------
Year Ended December 31                            2005        2004         2003       Amount            %       Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
Trust income .............................     $    87     $    95      $    94      $    (8)          (8)     $     1            1

Service charges:
      HSBC affiliate income ..............          15          17           16           (2)         (12)           1            6
      Other service charges ..............         195         196          196           (1)          (1)          --           --
                                               -------     -------      -------      -------      -------      -------      -------
      Total service charges ..............         210         213          212           (3)          (1)           1            1
                                               -------     -------      -------      -------      -------      -------      -------

Other fees and commissions:
      Letter of credit fees ..............          70          70           71           --           --           (1)          (1)
      Credit card fees ...................         323          82           76          241          294            6            8
      Wealth and tax advisory services ...          60          45           39           15           33            6           15
      HSBC affiliate income ..............          71          27           26           44          163            1            4
      Other fee-based income, net of
        referral fees ....................         174         201          234          (27)         (13)         (33)         (14)
                                               -------     -------      -------      -------      -------      -------      -------
      Total other fees and
        commissions ......................         698         425          446          273           64          (21)          (5)
                                               -------     -------      -------      -------      -------      -------      -------

Securitization revenue ...................         114          --           --          114           --           --           --

Other income:
      Insurance ..........................          48          63           65          (15)         (24)          (2)          (3)
      HSBC affiliate income ..............          44         103           16          (59)         (57)          87          544
      Interest on tax settlement .........          --          17           22          (17)        (100)          (5)         (23)
      Gains on sale of property and
        other financial assets ...........          67          65           16            2            3           49          306
      Other ..............................          78          85           46           (7)          (8)          39           85
                                               -------     -------      -------      -------      -------      -------      -------
      Total other income .................         237         333          165          (96)         (29)         168          102
                                               -------     -------      -------      -------      -------      -------      -------

Residential mortgage banking
  revenue (expense) ......................          64        (120)        (102)         184          153          (18)         (18)
Trading revenues .........................         395         288          291          107           37           (3)          (1)
Securities gains, net ....................         106          85           48           21           25           37           77
                                               -------     -------      -------      -------      -------      -------      -------
Total other revenues .....................     $ 1,911     $ 1,319      $ 1,154      $   592           45      $   165           14
                                               =======     =======      =======      =======      =======      =======      =======

2005 Compared to 2004

      Trust Income

The 2005 reduction of trust income resulted from the sale of HUSI's personal trust business, previously a component of the PB business segment, in the first quarter of 2005.

      Other Fees and Commissions

Increased credit card fees in 2005 resulted from acquisition of private label credit card receivables from HSBC Finance Corporation in December 2004 and throughout 2005.

In June 2004, HUSI transferred an investment brokerage subsidiary to HMUS. Fees received from brokerage customers prior to the transfer date are reported as other fee-based income in the preceding table, while fees received pursuant to an ongoing arrangement with HMUS since the transfer date are reported as HSBC affiliate income. Therefore, for 2005, HSBC affiliate income increased, while other fee-based income decreased.

      Securitization Revenue

Securitization revenue is comprised of servicing revenue and excess servicing spread resulting directly from the purchase of residual interests in securitized private label credit card receivables from HSBC Finance Corporation in December 2004. The securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2008. There have been no new securitization transactions during 2005. Additional information regarding securitization activities is presented in Note 8 of the consolidated financial statements beginning on page 105 of this Form 10-K.

      Other Income

HSBC affiliate income for 2005 was primarily attributable to the following activity:

o effective October 2004, HBUS became the originating lender for HSBC Finance Corporation's Taxpayer Financial Services business. During 2005, mainly in the first quarter of the year, HUSI recorded $19 million of gains on the sale of refund anticipation loans to HSBC Finance Corporation; and

o in June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these loans to HMUS. Since the inception of this program, HUSI has acquired approximately $5 billion of residential mortgage loans, which it subsequently sold to HMUS for total gains of approximately $18 million.

HSBC affiliate income for 2004 included a gain of $99 million related to the sale of certain credit card relationships to HSBC Finance Corporation.

In July 2004, HUSI recorded a $17 million refund of interest previously paid to the Internal Revenue Service related to a prior year tax audit.

Gains on sale of property and other financial assets primarily include the following significant activity and/or transactions for 2005 and 2004:

      2005

o     $17 million gain from the sale of property in July 2005;

o     $26 million gain from the sale of property in May 2005; and

o $16 million of gains from the sales of various branches and from the sale of a portion of HUSI's personal trust business during 2005.

      2004

o     $45 million gain on the sale of an investment in NYCE Corporation in July
      2004.

Other includes the following significant activity and/or transactions for 2005:

o in June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties and subsequently selling these acquired loans to HMUS (refer to HSBC affiliate income on the preceding page). At December 31, 2005, HUSI had approximately $2.9 billion of residential mortgage loans held for sale related to this program on its consolidated balance sheet, which are reported at the lower of cost or market value. Cumulative net mark to market losses of $32 million related to this program were included in other income for 2005; and

o various miscellaneous revenues increased as a direct result of the private label receivable portfolio purchased from HSBC Finance Corporation in December 2004, and from other private label portfolios acquired from unrelated third parties during 2005.

2004 Compared to 2003

      Other Fees and Commissions

The overall decrease in other fee-based income during 2004 was attributable to the June 2004 transfer of a brokerage subsidiary of HUSI to an HSBC affiliate. Income received directly from customers, which was reported as other fee-based income prior to the transfer, was replaced by lower net referral fees received from HSBC affiliates.

      Other Income

The 2004 increase in other income was primarily the result of the following significant non-recurring transactions and/or other activities:

o HUSI sold certain consumer credit card relationships to HSBC Finance Corporation at a gain of approximately $99 million, which was recorded as HSBC affiliate income;

o HUSI sold its non-marketable minority investment in NYCE Corporation for a gain of approximately $45 million. HUSI had held its investment since 1985 and was obligated to sell its investment by the majority shareholder in accordance with the terms of the shareholder agreement;

o HUSI recorded higher earnings from a foreign equity investment, resulting in an increase in other income of approximately $13 million in 2004, as compared with 2003; and

o various bank branches and other properties were sold during 2004, with combined gains on sale of approximately $9 million being recorded as other income.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned on assets and paid on liabilities of the residential mortgage banking business as well as an allocation of the funding benefit or cost associated with these balances. The net interest income component of the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of interest expense and corporate transfer pricing cost of funds.

Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business, included in the PFS segment, from CIBM. For comparability purposes, prior year amounts in the following table have also been restated for this change in methodology, which decreased net interest income for 2004 and 2003 by approximately $206 million and $112 million respectively.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          2005 Compared to        2004 Compared to
                                                                                                2004                    2003
                                                                                         Increase/(Decrease)     Increase/(Decrease)
                                                                                        --------------------    --------------------
Year Ended December 31                                  2005       2004        2003      Amount          %      Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Net interest income .............................     $  447     $  461      $  318      $  (14)        (3)     $  143           45
                                                      ------     ------      ------      ------     ------      ------       ------

Servicing related income (expense):
      Servicing fee income ......................         75         78          72          (3)        (4)          6            8
      MSRs amortization .........................        (73)      (101)       (158)         28         28          57           36
      MSRs temporary impairment
        (provision) recovery ....................         47       (102)        (27)        149        146         (75)        (278)
      Trading - Derivative instruments
        used to offset changes in value
        of MSRs .................................          2          8        (135)         (6)       (75)        143          106
      (Losses) gains on sales of available
        for sale securities .....................        (11)         8          22         (19)      (238)        (14)         (64)
                                                      ------     ------      ------      ------     ------      ------       ------
Total net servicing related income
  (expense) .....................................         40       (109)       (226)        149        137         117           52
                                                      ------     ------      ------      ------     ------      ------       ------

Originations and sales related income (expense):
      Gains (losses) on sales of mortgages ......         17         (4)        117          21        525        (121)        (103)
      Trading  - Forward loan sale
                   commitments ..................        (10)        (2)         35          (8)      (400)        (37)        (106)
               - Interest rate lock
                   commitments ..................         (4)       (13)        (40)          9         69          27           68
               - Euro interest rate
                   contracts ....................          1         --          --           1         --          --           --
      Fair value hedge activity (1) .............         --         (2)         --           2        100          (2)          --
                                                      ------     ------      ------      ------     ------      ------       ------
Total net originations and sales related
  income (expense) ..............................          4        (21)        112          25        119        (133)        (119)
                                                      ------     ------      ------      ------     ------      ------       ------

Other mortgage income ...........................         20         10          12          10        100          (2)         (17)
                                                      ------     ------      ------      ------     ------      ------       ------

Total residential mortgage banking
  revenue (expense) included in other
  revenues ......................................         64       (120)       (102)        184        153         (18)         (18)
                                                      ------     ------      ------      ------     ------      ------       ------

Total residential mortgage banking
  related revenue ...............................     $  511     $  341      $  216      $  170         50      $  125           58
                                                      ======     ======      ======      ======     ======      ======       ======

(1) Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity This was discontinued in 2005.

      2005 Compared to 2004

The following strategic decisions and market factors affected residential mortgage banking results for 2005:

o HUSI increased the proportion of loans originated through its retail channels by leveraging the HSBC brand, branch network and customer base;

o HUSI opted to decrease the volumes generated through HSBC Finance Corporation's network of residential mortgage loan correspondents, resulting in a decline in the volume of mortgages originated during the year;

o HUSI sold a higher proportion of adjustable rate residential mortgage loans in 2005, which previously would have been held on the balance sheet. Residential mortgage loans originated with the intention to sell increased 41% in 2005, as compared with 2004; and

o as interest rates rose in 2005, loan originations slowed in comparison to the prior year, resulting in reversal of a significant portion of the reserve for temporary MSRs impairment in 2005. Total loan originations declined 50% overall in 2005. Adjustable rate loans originated, as a percentage of all loans originated, fell from 67% in 2004 to 30% in 2005.

      Net Interest Income

As a result of the strategies and market factors noted above, total residential mortgage loans recorded on the consolidated balance sheet decreased 6% during 2005. Despite the decrease in actual balances however, average residential mortgage loans increased 27% in 2005 due to full year impact of significant portfolio growth in 2004, resulting in a significant increase in interest income during the year.

Decreased net interest income in 2005 was attributable to a narrowing of interest rate spreads on the core mortgage portfolio. Overall yields earned on residential mortgage loans in 2005 were consistent with 2004.

      Servicing Related Income (Expense)

Increased net servicing related income (expense) in 2005 was attributable to decreased MSRs amortization expense and to recoveries of temporary impairment valuation allowance during 2005, as compared with significant provisions for impairment recorded in 2004.

During 2005, interest rates generally rose and prepayments of residential mortgages, mostly in the form of loan refinancings, decreased in comparison with 2004 levels. Loan refinance activity represented 44% of total originations in 2005, as compared with 50% in 2004. This led to lower amortization charges and the subsequent release of temporary impairment provision on MSRs.

HUSI maintains an available for sale securities portfolio that is used to offset changes in the economic value of MSRs. Net servicing related income amounts in the table do not reflect unrealized losses, reported as a component of other comprehensive income, or net interest income related to these securities.

Additional analysis of MSRs activity is provided in Note 10 of the consolidated financial statements beginning on page 108 of this Form 10-K.

Additional commentary regarding risk management associated with the MSRs hedging program is presented on page 72 of this Form 10-K.

      Origination and Sales Related Income (Expense)

HUSI routinely sells residential mortgage loans to government sponsored entities and other private investors. The increase in originations and sales related income for 2005 was attributable to a higher basis point gain on each individual loan sale as compared with 2004, as well as a higher volume of originated loans being sold during the year.

      2004 Compared to 2003

      Net Interest Income

Increased net interest income in 2004 resulted from the significant increase in residential mortgage loans during the year, primarily due to the following factors:

o approximately $4 billion of residential mortgage loans were acquired from HSBC Finance Corporation and from originating lenders pursuant to an HSBC Finance Corporation correspondent loan program; and

o increased origination volumes in the held loan portfolio. In 2004 HUSI generally retained variable rate mortgage loans in the held portfolio, while selling fixed rate loans to government sponsored entities and other private investors. Consumer demand for variable rate products increased significantly in 2004.

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

The recorded net book value of MSRs, as well as related amortization expense, are directly impacted by levels of residential mortgage prepayments. Higher levels of prepayments generally increase amortization expense and decrease the net book value of MSRs. Conversely, lower levels of prepayments generally decrease amortization expense and increase the net book value of MSRs. During 2004, prepayments of residential mortgages, mostly in the form of loan refinancings, decreased in comparison with 2003 levels. 30 year fixed rate mortgage rates generally rose in the second quarter of 2004 from the low rates experienced in 2003, declined again through the third quarter, and leveled off in the fourth quarter. Loan refinance activity represented 50% of total originations in 2004, as compared with 74% in 2003. The reduction in amortization is also partially due to lower MSRs balances in 2004, as compared with 2003.

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

General market conditions and industry factors affected the ability of lenders to recognize the same level of gains in 2004 compared to 2003. During 2003, the market demand for residential mortgages far outweighed the supply of such mortgages originated by lenders, which drove up pricing and associated gains recorded on the sales.

During 2004, due to lower mortgage refinancings and a contracting national mortgage originations market, the demand weakened relative to supply, which in turn returned pricing and net gains on sales of mortgages to more normal levels.

Trading Revenues

Trading revenues are generated by HUSI's participation in the foreign exchange, credit derivative and precious metal markets; from trading derivative contracts, including interest rate swaps and options; from trading securities; and as a result of certain residential mortgage banking activities.

The following table presents trading related revenues by business. The data in the table includes net interest income earned on trading instruments, as well as an allocation of the funding benefit or cost associated with the trading positions. The trading related net interest income component is not included in other revenues, but is included in net interest income. Trading revenues related to the mortgage banking business are included in residential mortgage banking revenue. See analysis of residential mortgage banking revenue for details.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2005 Compared to              2004 Compared to
                                                                                           2004                         2003
                                                                                   Increase/(Decrease)           Increase/(Decrease)
                                                                                   --------------------         --------------------
Year Ended December 31                        2005         2004         2003       Amount             %         Amount           %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Trading revenues ....................        $ 395        $ 288        $ 291        $ 107            37         $  (3)           (1)
Net interest income .................            5           76           81          (71)          (93)           (5)           (6)
                                             -----        -----        -----        -----         -----         -----         -----
Trading related revenues ............        $ 400        $ 364        $ 372        $  36            10         $  (8)           (2)
                                             =====        =====        =====        =====         =====         =====         =====

Business:
      Derivatives ...................        $ 166        $ 112        $ 125        $  54            48         $ (13)          (10)
      Treasury (primarily
      securities) ...................           50           37           65           13            35           (28)          (43)
      Foreign exchange and
      banknotes .....................          134          143          102           (9)           (6)           41            40
      Precious metals ...............           41           49           59           (8)          (16)          (10)          (17)
      Other trading .................            9           23           21          (14)          (61)            2            10
                                             -----        -----        -----        -----         -----         -----         -----
Trading related revenues ............        $ 400        $ 364        $ 372        $  36            10         $  (8)           (2)
                                             =====        =====        =====        =====         =====         =====         =====

      2005 Compared to 2004

Improved trading markets during the second half of 2005 offset the difficult markets encountered during the first half of the year. Overall, client and proprietary trading revenues increased during 2005 as a result of the following factors:

o     improved trading results from an expanded credit derivatives trading desk;

o successful rollout of a new structured transactions business within the CIBM segment, which has increased derivatives related revenues in 2005; and

o increased Treasury revenues associated with a new whole loan structuring business initiated during 2005.

The yield curve continued to flatten during the 2005, which resulted in significant decreases in interest rate spreads associated with various trading assets.

      2004 Compared to 2003

Derivatives and treasury revenue decreased in 2004, due primarily to a lower interest rate environment, which decreased customer activity and reduced proprietary gains.

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

Securities Gains, Net

The following table presents realized security gains and losses included in the consolidated statement of income.

-----------------------------------------------------------------------------------------------------------------------------
                                                                       Gross Realized      Gross Realized       Net Realized
                                                                                Gains             (Losses)    Gains (Losses)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Year Ended December 31, 2005:
   Net gains included in:
      Residential mortgage banking revenue (expense) (1) ..............       $    --            $   (11)           $   (11)
      Securities gains, net ...........................................           108                 (2)               106
                                                                              -------            -------            -------
                                                                              $   108            $   (13)           $    95
                                                                              =======            =======            =======
Year Ended December 31, 2004:
   Net gains included in:
      Residential mortgage banking revenue (1) ........................       $     8            $    --            $     8
      Securities gains, net ...........................................            93                 (8)                85
                                                                              -------            -------            -------
                                                                              $   101            $    (8)           $    93
                                                                              =======            =======            =======
Year Ended December 31, 2003:
   Net gains included in:
      Residential mortgage banking revenue (1) ........................       $    22            $    --            $    22
      Securities gains, net ...........................................            59                (11)                48
                                                                              -------            -------            -------
                                                                              $    81            $   (11)           $    70
                                                                              =======            =======            =======

(1) Securities gains (losses) related to available for sale securities used to offset charges in the economic value of MSRs are included in residential mortgage banking revenue (expense).

HUSI maintains various securities portfolios as part of its overall liquidity, balance sheet diversification and risk management strategy. The following table summarizes the net securities gains resulting from non-mortgage banking activities.

-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                           2005               2004               2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Balance sheet diversity and reduction of risk .........................       $    33            $    45            $    34
Reduction of Latin American exposure ..................................            22                 30                 18
Sale of an equity investment to an HSBC affiliate (1) .................            48                 --                 --
Other .................................................................             3                 10                 (4)
                                                                              -------            -------            -------
Total securities gains, net ...........................................       $   106            $    85            $    48
                                                                              =======            =======            =======

(1) In June 2005, HUSI sold shares in a foreign equity fund to an HSBC affiliate for a gain of $48 million, which is recorded within the PB segment.

Operating Expenses

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       2005 Compared to          2004 Compared to
                                                                                              2004                      2003
                                                                                      Increase/(Decrease)       Increase/(Decrease)
                                                                                     --------------------      ---------------------
Year Ended December 31                              2005        2004        2003      Amount            %       Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Salaries and employee benefits .............     $ 1,052     $   947     $ 1,138     $   105           11      $  (191)         (17)
Occupancy expense, net .....................         182         176         165           6            3           11            7
Support services from HSBC
  affiliates:
      Fees paid to HTSU for
        technology services ................         216         172          --          44           26          172           --
      Fees paid to HSBC Finance
        Corporation for loan
        servicing and other
        administrative support .............         415          35          --         380        1,086           35           --
      Other fees, primarily treasury
        and traded markets
        services ...........................         288         213         160          75           35           53           33
                                                 -------     -------     -------     -------      -------      -------      -------
                                                     919         420         160         499          119          260          163
                                                 -------     -------     -------     -------      -------      -------      -------

Other expenses:
      Equipment and software ...............          91         108         145         (17)         (16)         (37)         (26)
      Marketing ............................          79          44          39          35           80            5           13
      Outside services .....................         116         103         116          13           13          (13)         (11)
      Professional fees ....................          67          55          69          12           22          (14)         (20)
      Telecommunications ...................          19          17          42           2           12          (25)         (60)
      Postage, printing and
        office supplies ....................          26          25          29           1            4           (4)         (14)
      Insurance business ...................          19          22          30          (3)         (14)          (8)         (27)
      Other ................................         188         184         107           4            2           77           72
                                                 -------     -------     -------     -------      -------      -------      -------
       Total other expenses ................         605         558         577          47            8          (19)          (3)
                                                 -------     -------     -------     -------      -------      -------      -------
Total operating expenses ...................     $ 2,758     $ 2,101     $ 2,040     $   657           31      $    61            3
                                                 =======     =======     =======     =======      =======      =======      =======
Personnel - average number .................      11,275      11,416      13,486        (141)          (1)      (2,070)         (15)

      2005 Compared to 2004

      Salaries and Employee Benefits

Salaries expense increased $55 million (8%) in 2005. During the first half of 2004, HUSI transferred its brokerage subsidiary and most of its branch operations in Panama to other HSBC affiliates, resulting in a significant reduction in staffing levels and salaries. Excluding these subsidiary transfers, the average number of personnel associated with HUSI's remaining operations increased for 2005. Business expansion initiatives in various business segments were the primary drivers of increased staff counts and salaries expense. In addition, in March 2005, HSBC transferred a subsidiary to HUSI that provides accounting and valuation services to hedge fund clients, which also increased staff counts and salaries expense.

Employee benefits expenses increased $50 million (22%) in 2005, due to:

o increased employer share of payroll taxes and other benefit costs associated with the overall staffing and salaries increases noted above; and

o an increase in HUSI's employer matching of employee retirement savings contributions due to changes in matching program provisions which took effect during 2004.

      Support Services from HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for loan origination and servicing, and for other operational and administrative support functions. Transactions with HSBC affiliates are described and summarized in Note 20 of the consolidated financial statements beginning on page 122 of this Form 10-K.

The overall increases in HSBC affiliate charges are due primarily to the following activity:

o fees charged by HSBC Finance Corporation for loan origination and servicing expenses increased significantly due to increased services related to the private label receivable portfolio and other loans acquired from HSBC Finance Corporation and from their correspondents in 2004 and 2005. Fees charged by HSBC Finance Corporation for various administrative services also increased as a result of specific initiatives to centralize administrative functions;

o fees charged by HTSU for technology services expenses increased, as HUSI continues to upgrade its automated technology environment. Equipment and software costs included in other expenses have decreased in 2005, as these costs are now included in the charges by HTSU; and

o fees charged by HMUS and other HSBC affiliates for treasury and traded markets services have also increased in 2005 due primarily to business expansion initiatives within the CIBM segment.

      Other Expenses

Increased marketing and promotional expenses resulted from increased use of customer mailings and various media channels to enhance perception of the HSBC brand and to market expanded products and services, including rollout of the online savings account product in late 2005.

2004 Compared to 2003

During 2003, certain equipment finance, commercial finance and U.S. factoring businesses were sold. In addition, during 2004, certain domestic and foreign operations were sold or transferred to HSBC affiliates at fair value. These transactions decreased various operating expense lines by an approximate combined amount of $97 million in 2004.

HSBC affiliate charges included amounts for information technology, loan origination and servicing, administrative and other operational support. During 2003 and into 2004, HSBC instituted certain organizational changes that resulted in employees and other aspects of operations being transferred to other HSBC affiliates in North America. These other HSBC affiliates in turn charge for services in accordance with service level agreements. These organizational changes have impacted the amounts recorded in various functional expense categories included in operating expenses on the consolidated statement of income. Direct expenses recorded in "salaries and employee benefits" on the consolidated statement of income for 2003 are now recorded in "other expenses" for 2004. In the preceding table, the increase in HSBC affiliate charges, as well as the decreases for salaries and employee benefits, equipment and software, telecommunications and outside services expenses primarily resulted from these organizational changes.

      Salaries and Employee Benefits

The decrease in salaries and employee benefits in 2004 was primarily due to the transfer of employees to HSBC affiliates, to sales of various commercial lending business units in 2003, and to the sales or transfers of various subsidiaries to affiliated HSBC entities during 2004, as previously described. Additional decreases in salaries resulted from ongoing efforts to integrate and centralize operations of various departments with those of HSBC Finance Corporation. As a result of the organizational changes and other efforts, the average number of personnel employed directly by HUSI decreased 15% during 2004, as compared with 2003. During 2003, severance costs of $48 million were recorded as a result of various expense reduction, global resourcing, and HSBC Finance Corporation integration efforts. These initiatives were generally completed in 2003, resulting in expense decreases in 2004.

Partially offsetting these salary decreases were increased expenses associated with expanded residential mortgage lending and CIBM operations.

      Support Services From HSBC Affiliates

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

      Other Expense

The 2004 increase in other expense was primarily due to the following factors:

o HUSI refined its methodology for calculating its reserve for off-balance sheet exposure, resulting in an increase in the provision for off-balance sheet exposure of approximately $53 million; and

o in the fourth quarter of 2004, HUSI recorded a provision of approximately $26 million for U.S. withholding tax costs related to deficiencies in client tax documentation through a charge to other expense.

Provision for Credit Losses
--------------------------------------------------------------------------------

Provisions for credit losses are recorded to adjust the allowance for credit losses to the level that management deems adequate to absorb losses inherent in the loan and lease portfolio. Such provisions increased $691 million in 2005, due primarily to the following factors:

o exceptionally strong credit quality in 2004, particularly within the commercial loan portfolio, resulted in a total net release of provisions of $17 million for the year;

o increased 2005 provisions of $564 million related to the private label receivable portfolio acquired from HSBC Finance Corporation on December 31, 2004 and throughout 2005;

o generally increased 2005 provisions for credit losses associated with increased average balances for commercial, residential mortgage and other consumer loan portfolios; and

o incremental 2005 credit card provisions totaling $15 million for losses associated with Hurricane Katrina and for new bankruptcy legislation.

Analysis of the loan portfolios is presented within the Balance Sheet Review section beginning on page 26 of this Form 10-K. Analysis of credit quality associated with loan portfolios begins on page 53 of this Form 10-K.

Income Taxes
--------------------------------------------------------------------------------

Income tax expense decreased $152 million in 2005 due principally to a decrease in pretax income combined with an adjustment of prior years' state and local tax provisions to reflect the actual tax liabilities per the returns filed and a higher level of low income housing tax credits. Analysis of income tax expense, the effective tax rate, and the net deferred tax position is provided in Note 16 of the consolidated financial statements beginning on page 116 of this Form 10-K.

Business Segments
--------------------------------------------------------------------------------

HUSI's business segments are described beginning on page 4 of this Form 10-K. Results for each segment are summarized in the following tables and commentary. Prior period disclosures previously reported for 2004 and 2003 have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

The net interest income component in the following tables reflect actual interest earned/paid, net of value/cost of funds as determined by corporate transfer pricing methodology. Effective January 2005, HUSI enhanced its funds transfer pricing methodology to better approximate current external market pricing and valuation, resulting in additional internal charges to the residential mortgage banking business, included in the PFS segment, from the CIBM segment. For comparability purposes, 2004 and 2003 segment results were also restated, which increased CIBM net interest income by approximately $206 million and $112 million respectively, with the offsetting decreases to PFS net interest income.

Personal Financial Services (PFS)

Additional resources and priority were focused on core retail banking businesses during 2005. Investment in the retail branch network continues to be expanded and reallocated to ensure coverage of high potential growth geographic areas. Loan and deposit products offered to individuals were expanded in conjunction with increased marketing efforts. HUSI has also continued to leverage its relationship with HSBC Finance Corporation to increase consumer loan assets and earnings, to obtain loan origination and servicing, and to reduce overall operating costs of various administrative services.

The following table summarizes results for the PFS segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          2005 Compared             2004 Compared
                                                                                             To 2004                    To 2003
                                                                                       Increase/(Decrease)       Increase/(Decrease)
                                                                                      --------------------      --------------------
Year Ended December 31                            2005         2004         2003       Amount            %       Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net interest income .....................      $ 1,203      $ 1,090      $ 1,081      $   113           10      $     9            1
Other revenues ..........................          442          381          250           61           16          131           52
                                               -------      -------      -------      -------      -------      -------      -------
Total revenues ..........................        1,645        1,471        1,331          174           12          140           11
Operating expenses ......................        1,033          944          930           89            9           14            2
                                               -------      -------      -------      -------      -------      -------      -------
Working contribution ....................          612          527          401           85           16          126           31
Provision for credit losses .............          103           81           68           22           27           13           19
                                               -------      -------      -------      -------      -------      -------      -------
Income before income tax
  expense ...............................      $   509      $   446      $   333      $    63           14      $   113           34
                                               =======      =======      =======      =======      =======      =======      =======

Average assets ..........................      $49,084      $41,202      $28,601
Average liabilities/equity ..............       43,304       34,165       31,066
Goodwill at December 31 .................        1,167        1,167        1,223

      2005 Compared to 2004

Increased net interest income for 2005 was due to:

o significant growth in average consumer loan balances, particularly adjustable rate residential mortgage loans, combined with slightly higher average yields on these adjustable rate loans;

o more favorable interest rate spreads on a growing personal deposits base during 2005; offset by

o $32 million of amortization of premium paid for MasterCard/Visa credit card receivables acquired on a daily basis from HSBC Finance Corporation.

Other revenues includes the following significant activity for 2005 and 2004, which affects the comparability of reported amounts:

      2005

o non-interest residential mortgage banking revenue increased $184 million in 2005, primarily resulting from significant recoveries of temporary MSRs impairment allowances recorded in 2004. Commentary regarding residential mortgage banking revenue begins on page 38 of this Form 10-K;

o HUSI sold certain properties to unaffiliated third parties during 2005. Approximately $26 million of the gains realized on these transactions were recorded in the PFS segment; and

o effective in October 2004, HBUS became the originating lender for HSBC Finance Corporation's Taxpayer Financial Services program. Gains recognized for tax refund anticipation loans sold to HSBC Finance Corporation's Taxpayer Financial Services business were $19 million in 2005, most of which were recorded in the first quarter of the year.

      2004

o HUSI recorded a $99 million gain on sale of certain Master Card/Visa credit card relationships to HSBC Finance Corporation; and

o     HUSI recorded a $45 million gain on sale of an equity investment.

Increased operating expenses for 2005 were due to:

o increased personnel, marketing and other direct expenses associated with expanded consumer lending and retail banking operations; and

o increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment.

The provision for credit losses increased $22 million, as a direct result of increased consumer loan balances.

      2004 Compared to 2003

During 2004, HUSI sold or transferred certain foreign subsidiaries to HSBC affiliates. As a result of these transactions, HUSI reported 2003 PFS amounts associated with these sold subsidiaries, for net interest income, other revenues, and operating expenses that exceeded 2004 amounts.

Excluding the effects of sales of the foreign subsidiaries noted above, net interest income increased $16 million in 2004. Increased loan balances, partially offset by a decline in the average interest rate earned on the held mortgage loan portfolio, resulted in the minor net interest income increase.

Other revenues increased $170 million in 2004, primarily as a result of:

o certain MasterCard/Visa credit card relationships were sold to HSBC Finance Corporation for a gain of $99 million;

o     an investment in NYCE Corporation was sold for a gain of $45 million; and

o residential mortgage banking revenue decreased $18 million, as improved servicing related income was more than offset by reduced gains on sales of residential mortgage loans.

Operating expenses increased $53 million in 2004, due to:

o growth in residential mortgage operations to accommodate increased loan production;

o increased technology costs due to conversions of consumer loan systems to platforms that are shared with HSBC Finance Corporation; and

o a provision for U.S. withholding tax costs related to deficiencies in client tax documentation.

The provision for credit losses increased $9 million in 2004 as a direct result of increases in residential mortgage loan and other consumer loan portfolios.

Consumer Finance (CF)

Results of this segment, which was initiated in 2005, have been negatively impacted by significant amortization of premiums paid for private label credit card receivables acquired from HSBC Finance Corporation in 2004 and 2005. Residential mortgage loans and other consumer loans acquired from HSBC Finance Corporation and their correspondents have had a positive impact on income before income tax expense.

The following table summarizes results for the CF segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2005 Compared               2004 Compared
                                                                                          To 2004                     To 2003
                                                                                    Increase/(Decrease)         Increase/(Decrease)
                                                                                  ----------------------      ----------------------
Year Ended December 31                      2005          2004           2003       Amount             %        Amount             %
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Net interest income ...............     $    583      $    182      $      --     $    401           220      $    182            --
Other revenues ....................          356             2             --          354        17,700             2            --
                                        --------      --------      ---------     --------      --------      --------     ---------
Total revenues ....................          939           184             --          755           410           184            --
Operating expenses ................          424            17             --          407         2,394            17            --
                                        --------      --------      ---------     --------      --------      --------     ---------
Working contribution ..............          515           167             --          348           208           167            --
Provision for credit losses .......          599            22             --          577         2,623            22            --
                                        --------      --------      ---------     --------      --------      --------     ---------
(Loss) income before
  income tax expense ..............     $    (84)     $    145      $      --     $   (229)         (158)     $    145            --
                                        ========      ========      =========     ========      ========      ========     =========

Average assets ....................     $ 19,316      $  4,256      $      --
Average liabilities/equity ........          684            (2)            --
Goodwill at December 31 ...........           --            --             --

      2005 Compared to 2004

This segment includes receivables associated with the private label receivable portfolio (the PLRP) acquired in December 2004 from HSBC Finance Corporation and other consumer loans acquired from HSBC Finance Corporation and their correspondents. The following table summarizes the impact of the PLRP on earnings during 2005 in comparison with the other portfolios included within this segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            PLRP             Other            Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Year Ended December 31, 2005:
Net interest income ...........................................................        $     383         $     200        $     583
Other revenues ................................................................              356                --              356
                                                                                       ---------         ---------        ---------
Total revenues ................................................................              739               200              939
Operating expenses ............................................................              408                16              424
                                                                                       ---------         ---------        ---------
Working contribution ..........................................................              331               184              515
Provision for credit losses ...................................................              564                35              599
                                                                                       ---------         ---------        ---------
(Loss) income before income tax expense .......................................        $    (233)        $     149        $     (84)
                                                                                       =========         =========        =========

During 2005, interest income for the PLRP was partially offset by approximately $432 million of amortization of the initial premium paid for the portfolio. In addition, amortization of premium paid for additional PLRP receivables acquired during 2005 from HSBC Finance Corporation was $283 million.

Other revenues for the PLRP for 2005 is primarily comprised of the following:

o     approximately $242 million of credit card and other fees from customers;
      and

o securitization revenue totaling $114 million from residual interests in securitized private label credit card receivables acquired as part of the PLRP purchase.

Operating expenses for the PLRP are primarily fees paid to HSBC Finance Corporation for loan servicing. Additional direct expenses for management of the portfolio, including technology services and fraud losses, have also been incurred.

The provision for credit losses includes incremental provisions totaling $15 million for losses associated with Hurricane Katrina and for new bankruptcy legislation (see further commentary on page 6 of this Form 10-K). Future net charge offs and provisions are not expected to be material. Commentary regarding credit quality begins on page 53 of this Form 10-K.

As previously discussed, new domestic private label credit card receivables are acquired from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, the required minimum monthly payment amounts for domestic private label credit card accounts has changed. The implementation of these new requirements began in the fourth quarter of 2005 and will be completed in the first quarter of 2006. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict such as changes in customer behavior, which will not be fully known or understood until the changes are implemented. Based on current estimates, it is anticipated that these changes will reduce the premium associated with the daily acquisitions in 2006. Although this change is expected to impact the CF business segment, the impact is not expected to be material for HUSI's consolidated results.

Commercial Banking (CMB)

Improved results for 2005 resulted from successful rollout of planned expansion initiatives. Office locations and staffing levels were expanded, as were loan and deposit products offered to small businesses, and middle-market commercial customers, in conjunction with increased marketing efforts. HUSI has also leveraged its status as one of the top ranked small business lenders in New York State.

The following table summarizes results for the CMB segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      2005 Compared                2004 Compared
                                                                                          To 2004                     To 2003
                                                                                    Increase/(Decrease)         Increase/(Decrease)
                                                                                   ---------------------     -----------------------
Year Ended December 31                         2005         2004          2003       Amount            %        Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Net interest income ..................     $    661     $    584      $    592     $     77           13     $     (8)           (1)
Other revenues .......................          183          170           158           13            8           12             8
                                           --------     --------      --------     --------     --------     --------      --------
Total revenues .......................          844          754           750           90           12            4             1
Operating expenses ...................          379          352           402           27            8          (50)          (12)
                                           --------     --------      --------     --------     --------     --------      --------
Working contribution .................          465          402           348           63           16           54            16
Provision for credit losses ..........           22          (26)           55           48          185          (81)         (147)
                                           --------     --------      --------     --------     --------     --------      --------
Income before income tax
  expense ............................     $    443     $    428      $    293     $     15            4     $    135            46
                                           ========     ========      ========     ========     ========     ========      ========

Average assets .......................     $ 15,817     $ 13,750      $ 14,236
Average liabilities/equity ...........       17,856       14,670        13,281
Goodwill at December 31 ..............          468          471           495

      2005 Compared to 2004

Increased net interest income and other revenues for 2005 resulted from the successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs, which resulted in increased actual and average commercial loan balances during 2005. The CMB segment also benefited from more favorable interest rate spreads on a growing deposit base during 2005.

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

Increased operating expenses resulted from the business expansion initiatives noted above and from increased fees paid to HTSU for technology services as HUSI continued to upgrade its technology environment.

The provision for credit losses increased $48 million in 2005 as a direct result of increased commercial loan portfolio balances. Credit quality was generally strong and continued to be well-managed during 2005.

      2004 Compared to 2003

During 2002 and 2003, certain equipment finance, commercial finance and U.S. factoring businesses were exited or restructured resulting in office closings and sales of customer relationships. Certain receivables associated with these businesses were retained, but decreased throughout 2003 and 2004 as balances ran off. During 2004, HUSI sold or transferred certain foreign subsidiaries to HSBC affiliates. As a result of these transactions, reported CMB amounts for 2003 associated with these exited businesses, for net interest income, other revenues and expenses all exceeded 2004 amounts.

Excluding the effect of the business sale and transfer transactions:

o net interest income increased $72 million, due to growth in net interest income from loan and deposit activity with middle-market, commercial real estate and small business customers in the second half of the year;

o revenue growth was achieved in 2004 while maintaining a stable operating expense base, due to focused cost containment efforts; and

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

Corporate, Investment Banking and Markets (CIBM)

Decreased net interest income for 2005 is primarily the result of significant increases in short-term interest rates. While increased short-term rates have a positive impact on interest rate spreads for deposit generating businesses, such as the PFS and CMB segments, they have an adverse impact on CIBM which does not generate significant low cost deposit funding. Improved market conditions and the rollout of new trading programs resulted in increased trading revenues in the second half of 2005, which partially offset difficult markets encountered during the first two quarters of the year.

Various treasury and traded markets activities were expanded in 2005 resulting in increased products offered to customers, increased marketing efforts for those products, increased proprietary activities, and increased infrastructure expenses for the CIBM segment.

The following table summarizes results for the CIBM segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     2005 Compared                2004 Compared
                                                                                         To 2004                      To 2003
                                                                                   Increase/(Decrease)          Increase/(Decrease)
                                                                                 ----------------------      -----------------------
Year Ended December 31                     2005          2004          2003        Amount             %        Amount             %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Net interest income ..............     $    456      $    766      $    731      $   (310)          (40)     $     35             5
Other revenues ...................          641           534           526           107            20             8             2
                                       --------      --------      --------      --------      --------      --------      --------
Total revenues ...................        1,097         1,300         1,257          (203)          (16)           43             3
Operating expenses ...............          650           525           442           125            24            83            19
                                       --------      --------      --------      --------      --------      --------      --------
Working contribution .............          447           775           815          (328)          (42)          (40)           (5)
Provision for credit losses ......          (47)          (95)           (8)           48            51           (87)       (1,088)
                                       --------      --------      --------      --------      --------      --------      --------
Income before income tax
  expense ........................     $    494      $    870      $    823      $   (376)          (43)     $     47             6
                                       ========      ========      ========      ========      ========      ========      ========

Average assets ...................     $ 57,597      $ 48,689      $ 45,738
Average liabilities/equity .......       75,579        54,442        38,917
Goodwill at December 31 ..........          631           631           631

      2005 Compared to 2004

Decreased net interest income for 2005 was primarily due to steadily rising short-term interest rates during 2004 and 2005, which had an adverse impact on CIBM interest rate spreads.

Increased other revenues for 2005 was mainly due to increased trading revenues and increased gains on sales of securities. Increased fee-based income, resulting from business expansion initiatives, also contributed to the overall increase in other revenues. Commentary regarding trading revenues and securities gains begins on page 41 of this Form 10-K.

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading assets and recognized over the term of the derivative contract in correlation with outstanding risk and valuation characteristics. The amount recorded in trading assets was approximately $131 million and $34 million at December 31, 2005 and 2004 respectively.

Increased operating expenses resulted from:

o increased direct expenses associated with expanded operations in foreign exchange, risk management products, and transaction banking business;

o increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business; and

o increased fees paid to HTSU and other HSBC affiliates for technology services, as CIBM required additional information technology resources to support system conversions and business expansion.

Partially offsetting these increases were decreases in incentive compensation expense resulting from a change in the amortization period utilized for share-based compensation, and decreased incentive compensation expenses.

The provision for credit losses increased during 2005. The net provision credit for 2004 reflected a period of unusually low loan charge offs and relatively high recoveries of amounts previously charged off. The smaller net provision credit for 2005 resulted from continuation of relatively low charge offs, but lower recoveries of amounts previously charged off.

      2004 Compared to 2003

The increase in income before income tax expense in 2004 primarily resulted from increased net interest income and other revenues, and by decreased provision for credit losses, offset by increased operating expenses.

The increase in net interest income of $35 million in 2004, was partly offset by an increase in short-term borrowings and long-term debt balances during the second half of the year, and partly to a flattening yield curve, which tightened the interest spread earned on net earning assets.

The 2004 increase in other revenues was due to increased net gains on sales of securities, which was partially offset by decreased trading revenues.

Operating expenses increased $83 million in 2004 due primarily to expansion initiatives related to various treasury and traded markets products. These initiatives resulted in higher salaries and benefits expenses, higher information technology expenses and increased administrative and other fees charged by HSBC and other affiliated entities.

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

Private Banking (PB)

During 2005, additional resources have been allocated to expand services provided to high net worth customers served by this segment resulting in increased revenues partially offset by increased expenses.

The following table summarizes results for the Private Banking (PB) segment.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2005 Compared              2004 Compared
                                                                                            To 2004                    To 2003
                                                                                     Increase/(Decrease)         Increase/(Decrease)
                                                                                     --------------------      ---------------------
Year Ended December 31                            2005         2004        2003       Amount            %       Amount            %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Net interest income ......................     $   172      $   130     $   123      $    42           32      $     7            6
Other revenues ...........................         257          204         195           53           26            9            5
                                               -------      -------     -------      -------      -------      -------      -------
Total revenues ...........................         429          334         318           95           28           16            5
Operating expenses .......................         272          263         265            9            3           (2)          (1)
                                               -------      -------     -------      -------      -------      -------      -------
Working contribution .....................         157           71          53           86          121           18           34
Provision for credit losses ..............          (3)           1          (2)          (4)        (400)           3          150
                                               -------      -------     -------      -------      -------      -------      -------
Income before income tax
  expense ................................     $   160      $    70     $    55      $    90          129      $    15           27
                                               =======      =======     =======      =======      =======      =======      =======

Average assets ...........................     $ 5,041      $ 4,029     $ 2,936
Average liabilities/equity ...............       9,751        8,951       8,561
Goodwill at December 31 ..................         428          428         428

      2005 Compared to 2004

Increased net interest income for 2005 resulted from increased average interest earning assets, primarily loans.

Other revenues include the following significant non-recurring transactions which affect comparability of results for 2005 and 2004:

      2005

o shares in a foreign equity fund were sold to an HSBC affiliate, resulting in a gain of approximately $48 million; and

o HUSI recognized a nominal gain on the sale of a portion of its personal trust business.

      2004

o HUSI realized higher revenue from a foreign equity investment, as compared with the first quarter of 2005.

Increased operating expenses generally resulted from additional resources being allocated to this segment to expand the services provided. Partially offsetting increased operating expenses was the reversal of a portion of a provision for U.S. withholding tax costs related to deficiencies in client tax documentation, which was recorded in the fourth quarter of 2004.

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

Credit Quality
--------------------------------------------------------------------------------

Overview

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

Increased provisions for credit losses during 2005 are primarily due to significant increases in consumer loan balances, most notably balances associated with the private label portfolio acquired from HSBC Finance Corporation in December 2004. Commercial loan provisions and net charge offs remained low in 2005 as a result of strong credit underwriting standards and continued favorable economic conditions.

Regional Concentrations of Credit Risk

Regional exposure at December 31, 2005 for certain loan portfolios is summarized in the following table.

--------------------------------------------------------------------------------------------------------------------
                                                                 Commercial        Residential            Credit
                                                     Construction and Other           Mortgage              Card
December 31, 2005                                         Real Estate Loans              Loans       Receivables
--------------------------------------------------------------------------------------------------------------------
New York State ...................................................      56%                21%               24%
North Central United States ......................................       3                 13                31
North Eastern United States ......................................       8                 13                26
Southern United States ...........................................      16                 25                13
Western United States ............................................      17                 28                 5
Other ............................................................      --                 --                 1
                                                                     -----              -----              ----
Total ...........................................................      100%               100%              100%
                                                                     =====              =====              ====

Cross-Border Net Outstandings

Cross-border net outstandings, as calculated in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines, are amounts payable to HUSI by residents of foreign countries regardless of the currency of claim and local country claims in excess of local country obligations. Cross-border net outstandings include deposits in other banks, loans, acceptances, securities available for sale, trading securities, revaluation gains on foreign exchange and derivative contracts and accrued interest receivable. Excluded from cross-border net outstandings are, among other things, the following: local country claims funded by non-local country obligations (U.S. dollar or other non-local currencies), principally certificates of deposit issued by a foreign branch, where the providers of funds agree that, in the event of the occurrence of a sovereign default or the imposition of currency exchange restrictions in a given country, they will not be paid until such default is cured or currency restrictions lifted or, in certain circumstances, they may accept payment in local currency or assets denominated in local currency (hereinafter referred to as constraint certificates of deposit); and cross-border claims that are guaranteed by cash or other external liquid collateral. Net outstandings are summarized in the following table.

Cross-Border Net Outstandings Which Exceed .75% of Total Assets at Year End

-------------------------------------------------------------------------------------------------------------------
                                                                    Banks and         Commercial
                                                              Other Financial                and
                                                                 Institutions         Industrial              Total
-------------------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
December 31, 2005:
      United Kingdom ..........................................      $  1,497          $     970          $   2,467
                                                                     ========          =========          =========

December 31, 2004:
      United Kingdom ..........................................      $  2,724          $   1,086          $   3,810
                                                                     ========          =========          =========

Problem Loan Management

Nonaccruing, impaired and criticized loan balances are summarized in Note 6 of the consolidated financial statements beginning on page 103 of this Form 10-K.

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

Residential mortgage loans are designated as nonaccruing when principal or interest payments are more than three months contractually past due. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing only if the customer has agreed to credit counseling; otherwise they are charged off in accordance with a predetermined schedule. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

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

Allowance for Credit Losses

HUSI's methodology and accounting policies related to its allowance for credit losses are presented in Critical Accounting Policies beginning on page 22 and in
Note 2 of the consolidated financial statements beginning on page 88 of this Form 10-K.

An analysis of overall changes in the allowance for credit losses and related allowance ratios is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                     2005            2004             2003             2002             2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Total loans at year end ........................       $ 90,342        $ 84,947         $ 48,474         $ 43,636         $ 40,923
Average total loans ............................         87,898          60,328           44,187           42,054           41,441

Allowance for credit losses:
      Balance at beginning of year .............       $    788        $    399         $    493         $    506         $    525
      Allowance related to acquisitions
        and (dispositions), net ................             --             485              (15)              (2)             (19)

Charge offs:
      Commercial ...............................             75              54              160              151              188
      Consumer:
         Residential mortgages .................             24              15                3                3                3
         Credit card receivables ...............            659              65               59               63               67
         Other consumer loans ..................            113              23               21               24               23
                                                       --------        --------         --------         --------         --------
         Total consumer loans ..................            796             103               83               90               93
                                                       --------        --------         --------         --------         --------
Total charge offs ..............................            871             157              243              241              281
                                                       --------        --------         --------         --------         --------

Recoveries on loans charged off:
      Commercial ...............................             71              60               35               21               29
      Consumer:
         Residential mortgages .................              1               2                1                1                1
         Credit card receivables ...............            146               8                8                8                9
         Other consumer loans ..................             37               8                7                5                4
                                                       --------        --------         --------         --------         --------
         Total consumer loans ..................            184              18               16               14               14
                                                       --------        --------         --------         --------         --------
Total recoveries ...............................            255              78               51               35               43
                                                       --------        --------         --------         --------         --------

Total net charge offs ..........................            616              79              192              206              238
                                                       --------        --------         --------         --------         --------

Provision charged (credited) to
  income .......................................            674             (17)             113              195              238
                                                       --------        --------         --------         --------         --------

Balance at end of year .........................       $    846        $    788         $    399         $    493         $    506
                                                       ========        ========         ========         ========         ========

Allowance ratios:
      Total net charge offs to
      average loans ............................            .70%            .13%             .43%             .49%             .57%
      Year-end allowance to:
         Year-end total loans ..................            .94%            .93%             .82%            1.13%            1.24%
         Year-end total nonaccruing
           loans ...............................         351.04%         298.48%          109.02%          127.39%          121.34%

Total nonaccruing loans decreased in 2005 and 2004 while the allowance for credit losses increased during both years resulting in a significant increase in the ratio of year-end allowance to total nonaccruing loans in the preceding table. The increased allowance for credit losses in 2005 and 2004 resulted from the acquisition of the private label receivables from HSBC Finance Corporation. As these receivable balances are typically maintained as accruing until charged off, there were no loan balances included in this portfolio which were classified as nonaccruing at December 31, 2005.

An analysis of changes in the allowance for credit losses during 2005, by general loan categories, is provided in the following table.

--------------------------------------------------------------------------------------------------------------------------------
Year Ended                                                    Residential       Credit        Other
December 31, 2005                                Commercial      Mortgage         Card     Consumer     Unallocated        Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Balance at beginning of year .................     $    182      $     20     $    553     $     20        $     13     $    788
                                                   --------      --------     --------     --------        --------     --------

Charge offs ..................................           75            24          659          113              --          871
Recoveries ...................................           71             1          146           37              --          255
                                                   --------      --------     --------     --------        --------     --------
Net charge offs ..............................            4            23          513           76              --          616
                                                   --------      --------     --------     --------        --------     --------

Provision charged (credited)
  to income ..................................          (16)           37          560           92               1          674
                                                   --------      --------     --------     --------        --------     --------

Balance at end of year .......................     $    162      $     34     $    600     $     36        $     14     $    846
                                                   ========      ========     ========     ========        ========     ========

An allocation of the allowance for credit losses by major loan categories is presented in the following table. The 2004 decrease in the unallocated portion noted in the table is due to refinement in the allowance methodology during that year.

------------------------------------------------------------------------------------------------------------------------------------
                                     2005                  2004                 2003                  2002                 2001
                              -----------------     -----------------     ----------------     -----------------     --------------
                                           % of                  % of                 % of                  % of               % of
                                          Loans                 Loans                Loans                 Loans              Loans
                                             to                    to                   to                    to                 to
                                          Total                 Total                Total                 Total              Total
                              Amount      Loans     Amount      Loans     Amount     Loans     Amount      Loans     Amount   Loans
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)
  Commercial ............     $  162         31     $  182         27     $  252        39     $  346         46     $  354      49
  Consumer:
    Residential
     mortgages ..........         34         49         20         55         13        55         11         47         11      43
    Credit card
      receivables .......        600         17        553         14         54         2         51          3         53       3
    Other consumer ......         36          3         20          4         16         4         27          4         29       5
Unallocated
  reserve ...............         14         --         13         --         64        --         58         --         59      --
                              ------     ------     ------     ------     ------    ------     ------     ------     ------   -----
Total ...................     $  846        100     $  788        100     $  399       100     $  493        100     $  506     100
                              ======     ======     ======     ======     ======    ======     ======     ======     ======   =====

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses are summarized in the following table:

--------------------------------------------------------------------------------
Balance at December 31                            2005         2004         2003
--------------------------------------------------------------------------------
                                                       (in millions)
On-balance sheet allowance:
      Specific .......................        $      9     $     17     $     87
      Collective .....................             149          151          132
      Transfer risk ..................               4           14           33
                                              --------     --------     --------
                                                   162          182          252
      Unallocated ....................              14           13           64
                                              --------     --------     --------
      Total on-balance sheet allowance             176          195          316
Off-balance sheet allowance ..........              88           90           43
                                              --------     --------     --------
Total commercial allowance ...........        $    264     $    285     $    359
                                              ========     ========     ========

The on-balance sheet allowance for credit losses associated with commercial loan portfolios, including the unallocated portion, decreased $19 million during 2005. Net charge offs of $4 million and a $15 million credit to income in the provision for credit losses resulted in the overall allowance decrease. Calendar year 2004 was a period of unusually low charge offs and high recoveries of commercial loans. During 2005, charge offs increased 39%, but the level of charge offs was still well below 2003 and prior year levels. Recoveries increased again in 2005 due to sales of certain problem credits at amounts higher than recorded book values.

Commercial loan credit quality was generally stable throughout 2005. Nonaccruing commercial loans decreased for the fifth consecutive year, reflecting HUSI's generally strong credit underwriting standards and improving economic conditions in recent years. Criticized assets classified as "substandard" have increased $131 million during 2005, primarily due to the addition of non-investment grade securities to the calculation of these assets. Excluding these securities, criticized commercial loans have declined among all categories during 2005. At December 31, 2005 HUSI had acceptable on-balance sheet exposure from industries considered to be of higher risk. Overall exposures to these industries were reduced in 2005.

HUSI expects that a more normalized commercial credit environment for 2006 will result in lower recoveries and higher provision expense. Although overall commercial credit quality is expected to remain stable and well controlled, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

      Credit Card Receivable Credit Quality

Credit card receivables are primarily private label receivables acquired from HSBC Finance Corporation in 2004 and 2005. The allowance for credit losses associated with credit card receivables increased $47 million during 2005. Net charge offs of $513 million in 2005 were more than offset by provision for credit losses of $560 million. The provision for 2005 includes total incremental provisions of $15 million for Hurricane Katrina and new bankruptcy legislation. Excluding these incremental provisions, allowance activity reflects normal portfolio experience for the increased balances associated with the private label receivables.

The following table provides select credit quality data for credit card receivables. Net charge offs for 2004 pertain to the MasterCard/Visa credit card portfolio held by HUSI prior to acquisition of the private label receivable portfolio in late December 2004.

-----------------------------------------------------------------------------------------------------------------
December 31                                                                           2005                2004
-----------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Accruing credit card receivables contractually past due 90 days or more:
      Balance at end of period ..................................................   $  248              $  223
      As a percent of total credit card receivables .............................     1.60%               1.85%

Allowance for credit losses associated with credit card receivables:
      Balance at end of period ..................................................   $  600              $  553
      As a percent of total credit card receivables .............................     3.87%               4.58%

Net charge offs of credit card receivables:
      Total for the period ......................................................   $  513              $   57
      Annualized net charge offs as a percent of average credit card
        receivables .............................................................     3.81%               4.69%

Receivables included in the private label receivable portfolio are generally maintained in accruing status until being charged off six months after delinquency.

     Other Consumer Loan Credit Quality

The allowance for credit losses associated with residential mortgage and other consumer loans increased approximately $30 million during 2005. Provision for credit losses of $129 million, primarily associated with various unsecured installment loan portfolios, was partially offset by net charge offs of $99 million, also primarily from installment lending portfolios. Increased net charge offs and provisions were primarily attributable to significantly increased consumer loan balances.

      Reserve For Off-Balance Sheet Exposures

HUSI maintains a separate reserve for credit risk associated with certain off-balance sheet exposures including letters of credit, unused commitments to extend credit and financial guarantees. This reserve, included in other liabilities, was approximately $88 million and $90 million at December 31, 2005 and 2004 respectively.

Descriptions and financial information for various off-balance sheet arrangements are presented below.

Off-Balance Sheet Arrangements and Contractual Obligations
--------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

The following table presents maturity information related to various off-balance sheet arrangements. Descriptions of the various arrangements follow the table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                           One         Over One             Over
                                                                          Year          Through             Five
December 31, 2005                                                      or Less       Five Years            Years            Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Standby letters of credit, net of participations ............         $  4,365         $  1,728         $     21         $  6,114(1)
Commercial letters of credit, net of participations .........              778               28               --              806
Recourse on sold loans ......................................               --                1                8                9(2)
Securities lending indemnifications .........................            4,135               --               --            4,135
Credit derivative contracts .................................            3,363          158,795           60,261          222,419(3)
Commitments to extend credit:
      Commercial ............................................           20,934           27,977            2,373           51,284
      Consumer ..............................................            8,305               --               --            8,305
Commitments to deliver mortgage loans .......................            3,162               --               --            3,162
                                                                      --------         --------         --------         --------
Total .......................................................         $ 45,042         $188,529         $ 62,663         $296,234
                                                                      ========         ========         ========         ========

(1)   Includes $523 million issued for the benefit of related parties.

(2)   $7 million of this amount is indemnified by third parties.

(3)   Includes $51,202 million issued for the benefit of related parties.

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

Fees are charged for issuing letters of credit commensurate with the customer's credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of HUSI's "stand ready obligation to perform" under these guarantees, amounting to $19 million and $15 million at December 31, 2005 and 2004 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit, of $20 million and $28 million at December 31, 2005 and 2004 respectively.

      Loan Sales with Recourse

HUSI securitizes and sells assets, generally without recourse. In prior years, HUSI's mortgage banking subsidiary sold residential mortgage loans with recourse upon borrower default, with partial indemnification from third parties.

      Securities Lending Indemnifications

HUSI may lend securities of customers, on a fully collateralized basis, as an agent to third party borrowers. HUSI indemnifies the customers against the risk of loss and obtains collateral from the borrower with a market value exceeding the value of the loaned securities. At December 31, 2005, the fair value of that collateral was approximately $4,219 million.

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

      Commitments to Deliver Mortgage Loans

In the normal course of business, HUSI sells residential mortgage loans in the secondary market. During the period in which the buyer's bid is accepted and before the sale has settled, the loans remain on HUSI's balance sheet. During this time, HUSI has a commitment to deliver the mortgage loans to the buyer upon settlement.

Contractual Obligations

Obligations to make future cash payments under contracts are presented in the following table.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     One       Over One         Over
                                                                                    Year        Through         Five
December 31, 2005                                                                or Less     Five Years        Years        Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Subordinated long-term debt and perpetual capital notes (1) ...............     $    300       $    800     $  4,661     $  5,761
Other long-term debt, including capital lease obligations (1) .............        6,419         14,720        1,121       22,260
Pension and other postretirement benefit obligations (2) ..................           51            244          415          710
Minimum future rental commitments on operating leases (3) .................           79            233          179          491
Purchase obligations (4) ..................................................           77             72            4          153
                                                                                --------       --------     --------     --------
Total .....................................................................     $  6,926       $ 16,069     $  6,380     $ 29,375
                                                                                ========       ========     ========     ========

(1) Represents future payments related to debt instruments included in Note 14 of the consolidated financial statements beginning on page 111 of this Form 10-K.

(2) Represents estimated future employee service expected to be paid based on assumptions used to measure HUSI's benefit obligation at December 31, 2005. See Note 22 of the consolidated financial statements beginning on page 127 of this Form 10-K.

(3) Represents expected minimum lease payments under noncancellable operating leases for premises and equipment included in Note 24 of the consolidated financial statements beginning on page 133 of this Form 10-K.

(4) Represents binding agreements for facilities management and maintenance contracts, custodial account processing services, internet banking services, consulting services, real estate services and other services.

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

As a result of an increasingly complex business environment, increased regulatory scrutiny, and the evolution of improved risk management tools and standards, HUSI has significantly upgraded, and continues to upgrade, its methodologies and systems. New practices and techniques have been developed that involve data development, modeling, simulation and analysis, management information systems development, self-assessment, and staff education programs. A senior leadership structure has been introduced at HUSI, under the direction of the Chief Risk Officer, which includes dedicated independent risk specialists for operational, AML and fiduciary risk, in addition to the existing specialists for managing other risks. Staffing has been expanded, especially in the areas of compliance/AML and market risk.

Risk management oversight begins with HUSI's Board of Directors and its various committees, principally the Audit Committee. Specific oversight of various risk management processes is provided by the Risk Management Committee, which is chaired by the Chief Risk Officer, and its five principal subcommittees:

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

Economic and Regulatory Capital

      Economic Capital

Economic capital is defined as the amount of capital required to sustain a business through a complete business cycle, enabling the business to absorb unexpected losses and thus minimize the probability of insolvency. Economic capital is measured at the business unit level based on four categories of risk:

o     Credit risk

o     Operational risk

o     Market risk

o     Interest rate risk

Whereas regulatory capital is traditionally only calculated at the total bank level as a measure of the minimum capital needed for regulatory compliance and is based on the amount of capital maintained in relation to risk-weighted assets at a specific point in time, economic capital is actually a measure of risk. As a result, economic capital can be compared to total corporate capital resources and, since it can be assigned to each business unit according to its risk characteristics, it can be used to establish business performance measures, make pricing decisions or set portfolio guidelines.

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

      Basel Capital Standards

The status of HNAH's and HUSI's preparations relative to Basel II is summarized on page 9 of this Form 10-K. Only the most advanced approaches toward implementation of the Basel II framework are expected to be adopted by U.S. regulators. For credit risk and operational risk, bank holding companies must adopt the Advanced Internal Ratings Based approach and the Advanced Measurement Approach, respectively, as described in the Basel framework. Market risk assessment will continue to be based on the same value at risk calculations used under current regulations.

HUSI will continue to leverage the internal economic capital development program begun in 2002 in its preparations for the new capital adequacy standards. Many of the practices related to the calculation of economic capital will be used to satisfy regulatory requirements. While HUSI expects to qualify to use the new approaches in time to meet the January 1, 2009 implementation date in the U.S., the Basel II framework must essentially be in place on January 1, 2008 to meet HSBC requirements.

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

The responsibilities of the credit risk function include:

o Formulating credit policies - HUSI's policies are designed to ensure that various retail and commercial business units operate within clear standards of acceptable credit risk. HUSI's policies ensure that the HSBC standards are consistently implemented across all businesses and that all regulatory requirements are also considered. Credit policies are reviewed and approved annually by the Audit Committee.

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

Customer Rating entails a 22 level grading system. Each grade has its own specified probability of default calibrated to the performance of Standard and Poor's and Moody's Long-Term Debt Ratings across an economic cycle. A suite of models, tools and templates developed using quantitative and statistical techniques, as well as expert judgment, supports the estimation of the probability of default. This suite of tools has been developed using a combination of internal and external resources and data and aims at following what has been determined to be best practice in the industry. To estimate the probable loss in the event of default, HUSI is working with other members of HSBC to collect data regarding historical internal credit losses which will be supplemented by data from external sources, and has implemented other tools and models to support this effort.

The Customer Rating and Loss Given Default measures are also leveraged to support the calculation of HUSI's commercial credit loss reserves beginning with year-end 2004. These measures are modified from their Basel II definitions to ensure that the calculation will comply with U.S. accounting and regulatory standards for credit reserves.

In 2004, HUSI implemented the first stage of its credit economic capital risk measurement system, using the measure in certain internal and Board of Directors reporting. Simulation models are used to determine the amount of unexpected losses, beyond expected losses, that HUSI must be prepared to support with capital given its targeted debt rating. Monthly credit economic capital reports are generated and reviewed with management and the business units. Efforts continue to refine both the inputs and assumptions used in the credit economic capital model to increase its usefulness in pricing and the evaluation of large and small commercial and retail customer portfolio products and business unit return on risk. During 2005, HUSI continued to refine its calculation of economic capital related to credit risk and begin to integrate the new credit risk modeling tools into the credit risk and portfolio management processes as appropriate.

Asset/Liability Management

Asset and liability management includes management of liquidity, interest rate and market risk. Liquidity risk is the potential that an institution will be unable to meet its obligations as they become due or fund its customers because of inadequate cash flow or the inability to liquidate assets or obtain funding itself. Market risk includes both interest rate and trading risk. Interest rate risk is the potential impairment of net interest income due to mismatched pricing between assets and liabilities and off-balance sheet instruments. Market risk is the potential for losses in daily mark to market positions (mostly trading) due to adverse movements in money, foreign exchange, equity or other markets. In managing these risks, HUSI seeks to protect both its income stream and the value of its assets.

HUSI has substantial, but historically well controlled, interest rate risk in large part as a result of its large portfolio of residential mortgages and mortgage backed securities, which consumers can prepay without penalty, and to a lesser extent the result of its large base of demand and savings deposits. These deposits can be withdrawn by consumers at will, but historically they have been a stable source of funds. Market risk exists principally in treasury businesses and to a lesser extent in the residential mortgage business where mortgage servicing rights and the pipeline of forward mortgage sales are hedged. HUSI has little foreign exchange exposure from investments in overseas operations, which are limited in scope. Total equity investments, excluding stock owned in the Federal Reserve and New York Federal Home Loan Bank, represent less than 2% of total available for sale securities.

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

Liquidity Risk Management

Liquidity risk is the risk that an institution will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding. Liquidity is managed to provide the ability to generate cash to meet lending, deposit withdrawal and other commitments at a reasonable cost in a reasonable amount of time, while maintaining routine operations and market confidence. HUSI is planning its funding and liquidity management in conjunction with HSBC Finance Corporation and HSBC, as the markets increasingly view debt issuances from the separate companies within the context of their common parent company. Liquidity management is performed at HUSI and at HBUS. Each entity is required to have sufficient liquidity for a crisis situation. ALCO is responsible for the development and implementation of related policies and procedures to ensure that the minimum liquidity ratios and a strong overall liquidity position are maintained.

In carrying out this responsibility, ALCO projects cash flow requirements and determines the level of liquid assets and available funding sources to have at HUSI's disposal, with consideration given to anticipated deposit and balance sheet growth, contingent liabilities, and the ability to access wholesale funding markets. Our liquidity management approach has been supplemented by increased long-term debt issuances to third parties, and potential asset sales/securitizations (e.g. residential mortgage loans) in liquidity contingency plans. In addition, ALCO monitors the overall mix of deposit and funding concentrations to avoid undue reliance on individual funding sources and large deposit relationships. It must also maintain a liquidity management contingency plan, which identifies certain potential early indicators of liquidity problems, and actions that can be taken both initially and in the event of a liquidity crisis, to minimize the long-term impact on HUSI's business and customer relationships. In the event of a cash flow crisis, HUSI's objective is to fund cash requirements without access to the wholesale unsecured funding market for at least one year. Contingency funding needs will be satisfied primarily through the sale of the investment portfolio and liquidation of the residential mortgage portfolio. Securities may be sold or used as collateral in a repurchase agreement depending on the scenario. Portions of the mortgage portfolio may be sold, securitized, or used for collateral at the FHLB to increase borrowings.

Deposits from a diverse mix of "core" retail, commercial and public sources represent a significant, cost-effective and stable source of liquidity under normal operating conditions. HUSI's ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit ratings agencies. At December 31, 2005, HUSI and HBUS maintained the following long and short-term debt ratings:

--------------------------------------------------------------------------------
                                              Moody's        S&P        Fitch
--------------------------------------------------------------------------------
HUSI:
      Short-term borrowings ................    P-1          A-1         F1+
      Long-term debt .......................    Aa3          A+          AA
      Preferred stock ......................    A2           A-          AA-

HBUS:
      Short-term borrowings ................    P-1          A-1+        F1+
      Long-term debt .......................    Aa2          AA-         AA

In December 2005, both Standard and Poor's and Moody's Investor Service upgraded their outlook on the ratings of HBUS and HUSI from stable to positive.

HUSI's continued success and prospects for growth are dependent upon access to the global capital markets. Numerous factors, internal and external, may impact HUSI's access to and costs associated with issuing debt in these markets. These factors include our debt ratings, overall economic conditions, overall capital markets volatility and the effectiveness of our management of credit risks inherent in our customer base.

Cash resources, short-term investments and a trading asset portfolio are available to provide highly liquid funding for HUSI. Additional liquidity is provided by debt securities included in the available for sale securities portfolio. Approximately $3 billion of debt securities in this portfolio at December 31, 2005 is expected to mature in 2006. The remaining available for sale securities not maturing in 2006, and the held to maturity portfolio of $3 billion are available to provide liquidity by serving as collateral for secured borrowings, or if needed, by being sold. Further liquidity is available through HUSI's ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2005, HUSI sold residential mortgage loans of approximately $10 billion. The amount of residential mortgage loans and credit card receivables available to be sold or securitized totaled approximately $56 billion at December 31, 2005.

The economics and long-term business impact of obtaining liquidity from assets must be weighed against the economics of obtaining liquidity from liabilities, along with consideration given to the associated capital ramifications of these two alternatives. Currently, assets would be used to supplement liquidity derived from liabilities only in a crisis scenario.

It is the policy of HBUS to maintain both primary and secondary collateral in order to ensure precautionary borrowing availability from the Federal Reserve. Primary collateral is that which is physically maintained at the Federal Reserve, and serves as a safety net against any unexpected funding shortfalls that may occur. Secondary collateral is collateral that is acceptable to the Federal Reserve, but is not maintained there. If unutilized borrowing capacity were to be low, secondary collateral would be identified and maintained as necessary. Further liquidity is available from the Federal Home Loan Bank of New York. As of December 31, 2005 HUSI had outstandings of $5 billion. HUSI has access to further borrowings based on the amount of mortgages pledged as collateral to the FHLB.

HUSI maintains sufficient liquidity to meet all unsecured debt obligations scheduled to mature in 2006 at its parent company level without the need for incremental access to the unsecured markets. As of December 31, 2005, HBUS can declare dividends to the parent company, without regulatory approval, of approximately $2 billion. However, in determining the extent of dividends to pay, HBUS must also consider the effect of dividend payments on applicable risk-based capital and leverage ratio requirements, as well as policy statements of federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings.

HUSI filed a $2.3 billion shelf registration statement with the Securities and Exchange Commission in 2005, under which it may issue debt and equity securities. During 2005, HUSI issued perpetual non-cumulative preferred stock totaling approximately $.4 billion and $1.5 billion of extendible term senior debt from this shelf.

HBUS has a $20 billion Global Bank Note Program, which provides for issuance of subordinated and senior global notes. Borrowings from the Global Bank Note Program totaled $1 billion and $14 billion for 2005 and 2004 respectively.

At December 31, 2005, HUSI also had a $2 billion back-up credit facility for issuances of commercial paper.

Interest Rate Risk Management

HUSI is subject to interest rate risk associated with the repricing characteristics of its balance sheet assets and liabilities. Specifically, as interest rates change, amounts of interest earning assets and liabilities fluctuate, and interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move. To help manage the risks associated with changes in interest rates, and to manage net interest income within ranges of interest rate risk that management considers acceptable, HUSI uses derivative instruments such as interest rate swaps, options, futures and forwards as hedges to modify the repricing characteristics of specific assets, liabilities, forecasted transactions or firm commitments.

The following table shows the repricing structure of assets and liabilities as of December 31, 2005. For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity and reflects anticipated prepayments based on the current rate environment. The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of year end, and one-day figures can be distorted by temporary swings in assets or liabilities.

------------------------------------------------------------------------------------------------------------------------------------
                                                      Within         After One        After Five             After
                                                         One        But Within        But Within               Ten
December 31, 2005                                       Year        Five Years         Ten Years             Years             Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Commercial loans ..........................        $  24,173         $   2,247         $     948         $     353         $  27,721
Residential mortgages .....................           19,478            20,114             3,249             1,129            43,970
Credit card receivables ...................           13,958             1,556                --                --            15,514
Other consumer loans ......................              716             2,138               242                41             3,137
                                                   ---------         ---------         ---------         ---------         ---------
      Total loans .........................           58,325            26,055             4,439             1,523            90,342
                                                   ---------         ---------         ---------         ---------         ---------

Securities available for sale and
   securities held to maturity ............            4,569             8,175             5,081             3,110            20,935
Other assets ..............................           37,523             2,839             2,220                --            42,582
                                                   ---------         ---------         ---------         ---------         ---------
      Total assets ........................          100,417            37,069            11,740             4,633           153,859
                                                   ---------         ---------         ---------         ---------         ---------

Domestic deposits (1)
      Savings and demand ..................           20,301             8,677             9,487                --            38,465
      Certificates of deposit .............           11,831             1,317               108               190            13,446
Long-term debt ............................           22,509             2,858             1,569             1,023            27,959
Other liabilities/equity ..................           66,348             4,414             3,227                --            73,989
                                                   ---------         ---------         ---------         ---------         ---------
      Total liabilities and equity ........          120,989            17,266            14,391             1,213           153,859
                                                   ---------         ---------         ---------         ---------         ---------

      Total balance sheet gap .............          (20,572)           19,803            (2,651)            3,420                --
                                                   ---------         ---------         ---------         ---------         ---------
Effect of derivative contracts ............           17,411           (17,370)              148              (189)               --
                                                   ---------         ---------         ---------         ---------         ---------

      Total gap position ..................        $  (3,161)        $   2,433         $  (2,503)        $   3,231         $      --
                                                   =========         =========         =========         =========         =========

(1) Does not include purchased or wholesale treasury deposits. The placement of administered deposits such as savings and demand for interest rate risk purposes reflects behavioral expectations associated with these balances. Long-term core balances are differentiated from more fluid balances in an effort to reflect anticipated shifts of non-core balances to other deposit products or equities over time.

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI's assets, liabilities and derivative contracts. During 2005, capital at risk analysis was replaced by an economic value of equity analysis that more fully incorporates market risk.

In the course of managing interest rate risk, Present Value of a Basis Point
(PVBP) analysis is utilized in conjunction with a combination of other risk assessment techniques, including economic value of equity, dynamic simulation modeling, capital risk and Value at Risk (VAR) analyses. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action. This combination of techniques, with some focusing on the impact of interest rate movements on the value of the balance sheet (PVBP, economic value of equity, VAR) and others focusing on the impact of interest rate movements on earnings (dynamic simulation modeling) allows for comprehensive analyses from different perspectives.

A key element of managing interest rate risk is the management of the convexity of the balance sheet, largely resulting from the mortgage related products on the balance sheet. Convexity risk arises as mortgage loan consumers change their behavior significantly in response to large rate movements in market rates, but do not change behavior appreciably for smaller changes in market rates. Some of the above noted interest rate management tools, such as dynamic simulation modeling and economic value of equity better capture the embedded convexity in the balance sheet, while measures such as PVBP are designed to capture the risk of smaller changes in rates.

The assessment techniques discussed below act as a guide for managing interest rate risk associated with balance sheet composition and off-balance sheet hedging strategy (the risk position). Calculated values within limit ranges reflect an acceptable risk position, although possible future unfavorable trends may prompt adjustments to on or off-balance sheet exposure. Calculated values outside of limit ranges will result in consideration of adjustment of the risk position, or consideration of temporary dispensation from making adjustments.

      Dynamic Simulation Modeling

ALCO uses modeling techniques to monitor a number of interest rate scenarios for their impact on net interest income. The following table reflects the impact on net interest income over the next twelve months of the scenarios utilized by these modeling techniques.

------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                                                      Amount             %
------------------------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Projected change in net interest income (reflects projected rate movements on January 1, 2006):
      Institutional base earnings movement limit .............................................                          (10)
      Change resulting from a gradual 200 basis point increase in the yield curve ............         $(162)            (5)
      Change resulting from a gradual 200 basis point decrease in the yield curve ............           240              8
      Change resulting from a gradual 100 basis point increase in the yield curve ............           (78)
      Change resulting from a gradual 100 basis point decrease in the yield curve ............           131

Other significant scenarios monitored (reflects projected rate movements on January 1, 2006):
      Change resulting from an immediate 100 basis point increase in the yield curve .........          (128)
      Change resulting from an immediate 100 basis point decrease in the yield curve .........            74
      Change resulting from an immediate 200 basis point increase in the yield curve .........          (258)
      Change resulting from an immediate 200 basis point decrease in the yield curve .........           162
      Change resulting from an immediate 100 basis point increase in short-term rates ........          (213)

The projections do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet, except for some changes in residential mortgage loans and various types of personal deposits. Therefore, although this provides a reasonable estimate of interest rate sensitivity for the next twelve months, actual results will vary from these estimates, possibly by significant amounts. The impact of the rate changes noted above also reaches into year two and beyond. The cumulative impact is more fully reflected in the economic value of equity analysis.

      Present Value of a Basis Point (PVBP)

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at December 31, 2005.

------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                                                        Values
------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
Institutional PVBP movement limit ..............................................................         $  7.5
PVBP position at period end ....................................................................            3.5

      Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at December 31, 2005.

------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                                                        Values
------------------------------------------------------------------------------------------------------------------
Institutional economic value of equity limit ...................................................    +/-     20%
Projected change in value (reflects projected rate movements on January 1, 2006):
      Change resulting from a gradual 200 basis point increase in interest rates ...............           (11)
      Change resulting from a gradual 200 basis point decrease in interest rates ...............            --

The projected decrease in value for a 200 basis point increase in rates is primarily related to the anticipated slowing of prepayments for the held mortgage and mortgage backed securities portfolios in this higher rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

      Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis to accumulated other comprehensive income. This valuation mark is excluded from Tier 1 and Tier 2 capital ratios but it would be included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of December 31, 2005, HUSI had an available for sale securities portfolio of approximately $18 billion with a net negative mark to market of $275 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $165 million to a net loss of $440 million with the following results on the tangible capital ratios.

-------------------------------------------------------------------------------------------------------------
                                                                                      Proforma - Reflecting
                                                                                            25 Basis Points
December 31, 2005                                                        Actual           Increase in Rates
-------------------------------------------------------------------------------------------------------------
Tangible common equity to tangible assets ............................     5.00%                    4.95%
Tangible common equity to risk weighted assets .......................     6.40                     6.32

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

Trading Activities

Trading portfolios reside primarily within the Markets unit of the CIBM business segment, which include warehoused residential mortgage loans purchased for securitizations and within the mortgage banking subsidiary included within the PFS business segment. Portfolios include foreign exchange, derivatives, precious metals (gold, silver, platinum), equities and money market instruments including "repos" and securities. Trading occurs as a result of customer facilitation, proprietary position taking, and economic hedging. In this context, economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts which, while economically viable, may not satisfy the hedge requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133).

The trading portfolios have defined limits pertaining to items such as permissible investments, risk exposures, loss review, balance sheet size and product concentrations. "Loss review" refers to the maximum amount of loss that may be incurred before senior management intervention is required.

      Trading Activities - Treasury

      Value at Risk

Value at Risk (VAR) analysis is relied upon as a basis for quantifying and managing risks associated with the Treasury trading portfolios and for required regulatory and economic capital calculations. Such analysis is based upon the following two general principles:

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

In 2004, a mortgage banking business was developed to buy and sell residential mortgage loans for securitization. As a result, it is envisioned that HBUS will have warehoused loans recorded on an accrual basis and associated hedges recorded on a mark to market basis, resulting in volatility in reported accounting earnings from quarter to quarter.

The following table summarizes trading VAR for 2005, assuming a 99% confidence level for a two year observation period and a 10 day "holding period".

-------------------------------------------------------------------------------------------------------------------
                                                                         Full Year 2005
                                        December 31,          ----------------------------------       December 31,
                                               2005           Minimum       Maximum      Average              2004
-------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)
Total trading ........................      $    53           $    26        $   66      $    42             $  41
Precious metals ......................            5                 1            13            4                11
Credit derivatives ...................           18                13            32           19                 9
Equities .............................            1                --             2            1                 1
Foreign exchange .....................            4                 2            19            7                 1
Interest rate ........................           69                27            74           52                27

      Trading Volatility

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities during calendar year 2005. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of the 2005 gain (loss) data shows that the largest daily gain was $13 million and the largest daily loss was $9 million.

--------------------------------------------------------------------------------------------------------------------
Ranges of daily Treasury trading revenue
  earned from market risk-related activities      Below     $(2) to        $0 to       $2 to       $4 to       Over
  (in millions)                                    $(2)          $0           $2          $4          $6         $6
--------------------------------------------------------------------------------------------------------------------
Number of trading days market risk-related
  revenue was within the stated range .......        19          46           75          58          29         21

      Trading Activities - HSBC Mortgage Corporation (USA)

HSBC Mortgage Corporation (USA) is HUSI's mortgage banking subsidiary. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts used to protect the value of MSRs which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

MSRs are assets that represent the present value of net servicing income (servicing fees, ancillary income, escrow and deposit float servicing costs). MSRs are recognized upon the sale of the underlying loans or at the time that servicing rights are purchased. MSRs are subject to interest rate risk, in that their value will decline as a result of actual and expected acceleration of prepayment of the underlying loans in a falling interest rate environment.

Interest rate risk is mitigated through an active hedging program that uses available for sale securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques.

      Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

--------------------------------------------------------------------------------------------------------------------
December 31, 2005                                                                                            Value
--------------------------------------------------------------------------------------------------------------------
                                                                                                      (in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on January 1, 2006):
      Value of hedged MSRs portfolio ..................................................................      $ 418
      Change resulting from an immediate 50 basis point decrease in the yield curve:
         Change limit (no worse than) .................................................................        (16)
         Calculated change in net market value ........................................................         (5)
      Change resulting from an immediate 50 basis point increase in the yield curve:
         Change limit (no worse than) .................................................................         (8)
         Calculated change in net market value ........................................................          8
      Change resulting from an immediate 100 basis point increase in the yield curve:
         Change limit (no worse than) .................................................................        (12)
         Calculated change in net market value ........................................................         14

      Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

      Hedge Volatility

The following table summarized the frequency distribution of the weekly economic value of the MSR asset during calendar year 2005. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the year.

--------------------------------------------------------------------------------------------------------------------
Ranges of mortgage economic value from                      Below      $(2) to       $0 to         $2 to       Over
  market risk-related activities (in millions)               $(2)           $0          $2            $4         $4
--------------------------------------------------------------------------------------------------------------------
Number of trading weeks market risk-related
  revenue was within the stated range ..................        7           16          14            10          5

Operational Risk

Operational risk is the risk of loss arising through fraud, unauthorized activities, error, omission, inefficiency, system failure or from external events. It is inherent in every business organization and covers a wide spectrum of issues.

HUSI has established an independent Operational Risk Management discipline. The Operational Risk Management Committee, chaired by the Executive Vice President-Operations and including the Chief Risk Officer, is responsible for oversight of the operational risks being taken, the analytic tools used to monitor those risks, and reporting. Results from this Committee are communicated to the Risk Management Committee and subsequently to the Audit Committee of the Board of Directors. Business unit line management is responsible for managing and controlling all risks and for communicating and implementing all control standards. A Corporate Operational Risk Coordinator provides functional oversight by coordinating the following activities:

o     maintaining a network of business line Operational Risk Coordinators;

o     developing scoring and risk assessment tools and databases;

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

o each risk is evaluated and scored by its likelihood to occur; its potential impact on shareholder value; and by exposure-based on the effectiveness of current controls to prevent or mitigate losses. An operational risk automated database is used to record risk assessments and track risk mitigation action plans. The risk assessments are reviewed at least annually, or as business conditions change;

o key risk indicators are established where appropriate, and monitored/tracked; and

o the database is also used to track operational losses for analysis of root causes, comparison with risk assessments and lessons learned.

Management practices include standard monthly reporting to business line managers, senior management and the Operational Risk Management Committee of high risks, risk mitigation action plan exceptions, losses and key risk indicators. Monthly certification of internal controls includes an operational risk attestation. Operational Risk Management is an integral part of the new product development process and the management performance measurement process. An online certification process, attesting to the completeness and accuracy of operational risk, is completed by senior business management on an annual basis.

Analysis of primary types of operational risks reflects a 70% concentration in process risk. The remaining 30% is divided fairly equally between the other three primary operational risk types - systems, people and external events. The same percent distribution of primary operational risk types applies for the higher or more critical operational risks. Within the process risk type, greater than 80% of risk is concentrated within internal and external reporting and payment/settlement/delivery risk.

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

Consistent with HSBC's commitment to ensure adherence with applicable regulatory requirements for all of its world-wide affiliates, HUSI has implemented a multi-faceted Compliance Risk Management Program. This program addresses the following priorities, among other issues:

o     anti-money laundering (AML) regulations;

o     fair lending laws;

o     dealings with affiliates;

o     the Community Reinvestment Act;

o     permissible activities; and

o     conflicts of interest.

Oversight of the Compliance Risk Management Program is provided by the Audit Committee of the Board of Directors through the Risk Management Committee and its Compliance Risk Management Subcommittee. This subcommittee is chaired by the Chief Executive Officer and comprised of representatives from key business and support areas having significant compliance risk, the Chief Risk Officer, the General Counsel and executive compliance management. It was established in 2004 and is responsible for overseeing the effectiveness of the overall compliance program and providing counsel to line and compliance management on major potential issues, strategic policy-making decisions and reputational risk matters. Group Audit USA, through continuous monitoring and periodic internal audits, tests the effectiveness of the overall Compliance Risk Management Program.

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

HUSI took the following steps during 2004 and 2005 to enhance its Corporate Compliance program:

o compliance staffing was significantly increased to accommodate expansion of compliance monitoring and testing and to respond to the changing regulatory requirements and business strategies;

o independent AML and General Compliance teams were enhanced to support existing and new business initiatives;

o the Corporate Compliance function created a new centralized compliance testing unit to supplement testing performed by the business compliance teams. This testing unit conducts AML testing throughout HUSI as well as certain general compliance testing programs;

o     new AML procedures were written and implemented for each business unit;

o an automated transaction monitoring program was implemented within retail banking and existing transaction monitoring systems enhanced for private and correspondent banking and assessments performed for the purpose of implementing further automated monitoring tools;

o the existing Operational Risk methodology was leveraged to develop a new compliance self-assessment tool for business units. A common database is used for compliance, operational and fiduciary risk management; and

o initial business Compliance Self Assessments were completed by all businesses in 2004 and the self assessment program was further expanded and modified in 2005 to include additional regulatory requirements and further development of key risk indicators.

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

Fiduciary risks reside in Private Banking businesses (including Investment Management, Personal Trust, Custody, Trust Operations) and in several other business lines outside of Private Banking (including Retirement Financial Services, Corporate Trust and Asset Management). These risks almost always occur where HUSI is entrusted to handle and execute client business affairs and transactions in a fiduciary capacity. HUSI's policies and procedures for addressing fiduciary risks generally address various risk categories including suitability, conflicts, fairness, disclosure, fees, AML, operational, safekeeping, efficiencies, etc.

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

o developing, tracking and collecting rudimentary key risk indicators (KRI), and collecting data regarding errors associated with these risks. KRIs for each fiduciary business are in the process of being expanded;

o designing, developing and implementing risk monitoring tools, approaches and programs for the relevant business lines and senior management that will facilitate the identification, evaluation, monitoring, measurement, management and reporting of fiduciary risks. In this regard, a common database is used for compliance, operational and fiduciary risks; and

o ongoing development and implementation of more robust and enhanced key risk indicator/key performance indicator process with improved risk focused reporting.

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

Federal Reserve - the Federal Reserve Board; the principal regulator for HUSI.

Global Bank Note Program - $20 billion note program, under which HBUS issues senior and subordinated debt.

Goodwill - Represents the purchase price over the fair value of identifiable assets acquired, reduced by liabilities assumed, for business combinations.

HBUS - HSBC Bank USA, National Association; a wholly-owned U.S. banking subsidiary of HUSI.

HMUS - HSBC Markets (USA) Inc.; an indirect wholly-owned subsidiary of HNAH which provides investment banking and brokerage services.

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

Mortgage Servicing Rights - Intangible assets representing the right to service mortgage loans, which are recognized at the time the related loans are sold or the rights are acquired.

Net Interest Margin to Earning Assets - Net interest income divided by average interest earning assets for a given period.

Net Interest Margin to Total Assets - Net interest income divided by average total assets for a given period.

Nonaccruing Loans - Loans for which interest is no longer accrued because ultimate collection is unlikely.

OCC - the Office of the Comptroller of the Currency; the principal regulator for HBUS.

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

SEC - The Securities and Exchange Commission.

Total Average Shareholders' Equity to Total Assets - Average total shareholders' equity divided by average total assets for a given period.

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

                                                                                                          2005
                                                                                        ----------------------------------------
                                                                                          Balance        Interest          Rate*
--------------------------------------------------------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks ..........................................         $   3,577       $     120          3.35%
Federal funds sold and securities purchased under resale agreements ...........             5,481             191          3.48
Trading assets ................................................................             7,029             275          3.91
Securities ....................................................................            19,024             899          4.73
Loans
    Commercial ................................................................            23,814           1,233          5.18
    Consumer
         Residential mortgages ................................................            47,092           2,321          4.93
         Credit cards .........................................................            13,455             812          6.04
         Other consumer .......................................................             3,537             264          7.46
                                                                                        ---------       ---------     ---------
      Total consumer ..........................................................            64,084           3,397          5.30
                                                                                        ---------       ---------     ---------
      Total loans .............................................................            87,898           4,630          5.27
                                                                                        ---------       ---------     ---------
Other .........................................................................               624              32          5.13
                                                                                        ---------       ---------     ---------
Total earning assets ..........................................................           123,633       $   6,147          4.97%
                                                                                        ---------       ---------     ---------
Allowance for credit losses ...................................................              (910)
Cash and due from banks .......................................................             3,717
Other assets ..................................................................            20,736
                                                                                        ---------
Total assets ..................................................................         $ 147,176
                                                                                        =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ............................................................         $  28,571       $     318          1.11%
  Other time deposits .........................................................            25,146             822          3.27
Deposits in foreign offices
  Foreign banks deposits ......................................................             8,440             277          3.28
  Other time and savings ......................................................            14,173             354          2.50
                                                                                        ---------       ---------     ---------
Total interest bearing deposits ...............................................            76,330           1,771          2.32
                                                                                        ---------       ---------     ---------
Short-term borrowings .........................................................            11,494             276          2.40
Long-term debt ................................................................            24,648           1,019          4.13
                                                                                        ---------       ---------     ---------
Total interest bearing liabilities ............................................           112,472           3,066          2.73
                                                                                        ---------       ---------     ---------
Net interest income / Interest rate spread                                                              $   3,081          2.24%
                                                                                                        ---------     ----------
Noninterest bearing deposits ..................................................             9,193
Other liabilities .............................................................            13,957
Total shareholders' equity ....................................................            11,554
                                                                                        ---------
Total liabilities and shareholders' equity ....................................         $ 147,176
                                                                                        =========
Net yield on average earning assets ...........................................                                            2.49%
                                                                                                                      ---------
Net yield on average total assets .............................................                                            2.09%
                                                                                                                      =========

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest included fees of $47 million for 2005, $78 million for 2004 and $68 million for 2003.

                                                                                    2004                             2003
                                                                      ------------------------------    ----------------------------
                                                                       Balance    Interest     Rate*    Balance    Interest    Rate*
                                                                      --------------------------------------------------------------
Assets                                                                                           (in millions)
Interest bearing deposits with banks ..............................   $   2,499   $     41     1.66%   $   1,682   $     25    1.46%
Federal funds sold and securities purchased under resale agreements       4,682         74     1.58        4,521         55    1.22
Trading assets ....................................................       5,685        165     2.90        4,659        137    2.93
Securities ........................................................      18,224        885     4.86       19,051        908    4.76
Loans
    Commercial ....................................................      19,747        831     4.21       19,893        931    4.68
    Consumer
         Residential mortgages ....................................      37,134      1,831     4.93       21,324      1,178    5.53
         Credit cards .............................................       1,216        107     8.80        1,116        112   10.05
         Other consumer ...........................................       2,231        143     6.40        1,854        129    6.96
                                                                      ---------   --------   ------    ---------   --------  ------
      Total consumer ..............................................      40,581      2,081     5.13       24,294      1,419    5.84
                                                                      ---------   --------   ------    ---------   --------  ------
      Total loans .................................................      60,328      2,912     4.83       44,187      2,350    5.32
                                                                      ---------   --------   ------    ---------   --------  ------
Other .............................................................         533         18     3.46          482         20    4.28
                                                                      ---------   --------   ------    ---------   --------  ------
Total earning assets ..............................................      91,951   $  4,095     4.45%      74,582   $  3,495    4.69%
                                                                      ---------   --------   ------    ---------   --------  ------
Allowance for credit losses .......................................        (359)                            (476)
Cash and due from banks ...........................................       3,276                            2,513
Other assets ......................................................      17,358                           15,206
                                                                      ---------                        ---------
Total assets ......................................................   $ 112,226                        $  91,825
                                                                      =========                        =========
Liabilities and Shareholders' Equity
Deposits in domestic offices
  Savings deposits ................................................   $  27,224   $    179     0.66%   $  24,822   $    189    0.76%
  Other time deposits .............................................      16,081        365     2.27       10,691        223    2.09
Deposits in foreign offices
  Foreign banks deposits ..........................................       7,162        107     1.49        3,264         47    1.45
  Other time and savings ..........................................      14,737        174     1.18       16,226        207    1.27
                                                                      ---------   --------   ------    ---------   --------  ------
Total interest bearing deposits ...................................      65,204        825     1.27       55,003        666    1.21
                                                                      ---------   --------   ------    ---------   --------  ------
Short-term borrowings .............................................       9,320        132     1.42        8,885         91    1.03
Long-term debt ....................................................       9,655        380     3.93        3,738        206    5.50
                                                                      ---------   --------   ------    ---------   --------  ------
Total interest bearing liabilities ................................      84,179      1,337     1.59       67,626        963    1.42
                                                                      ---------   --------   ------    ---------   --------  ------
Net interest income / Interest rate spread                                        $  2,758     2.86%               $  2,532    3.27%
                                                                                  --------   ------                --------  ------
Noninterest bearing deposits ......................................       7,649                            6,464
Other liabilities .................................................      12,341                           10,203
Total shareholders' equity ........................................       8,057                            7,532
                                                                      ---------                        ---------
Total liabilities and shareholders' equity ........................   $ 112,226                        $  91,825
                                                                      =========                        =========
Net yield on average earning assets ...............................                            3.00%                           3.39%
                                                                                             ------                          ------
Net yield on average total assets .................................                            2.46%                           2.76%
                                                                                             ======                          ======

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Registered Public Accounting Firm .................     82

HSBC USA Inc.:
       Consolidated Statement of Income .................................     83
       Consolidated Balance Sheet .......................................     84
       Consolidated Statement of Changes in Shareholders' Equity ........     85
       Consolidated Statement of Cash Flows .............................     86

HSBC Bank USA, National Association:
       Consolidated Balance Sheet .......................................     87

Notes to Consolidated Financial Statements ..............................     88

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HSBC USA Inc.:

We have audited the accompanying consolidated balance sheets of HSBC USA Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the accompanying consolidated balance sheets of HSBC Bank USA, National Association and subsidiaries (the Bank) as of December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, and the financial position of the Bank as of December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.


/s/ KPMG LLP

New York, New York
March 3, 2006

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31,                                                                     2005             2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Interest income:
    Loans .....................................................................     $      4,630     $      2,912      $      2,350
    Securities ................................................................              882              868               887
    Trading assets ............................................................              275              165               136
    Short-term investments ....................................................              310              115                80
    Other .....................................................................               32               18                20
                                                                                    ------------     ------------      ------------
Total interest income .........................................................            6,129            4,078             3,473
                                                                                    ------------     ------------      ------------
Interest expense:
    Deposits ..................................................................            1,771              825               666
    Short-term borrowings .....................................................              276              132                91
    Long-term debt ............................................................            1,019              380               206
                                                                                    ------------     ------------      ------------
Total interest expense ........................................................            3,066            1,337               963
                                                                                    ------------     ------------      ------------
Net interest income ...........................................................            3,063            2,741             2,510
Provision (credit) for credit losses ..........................................              674              (17)              113
                                                                                    ------------     ------------      ------------
Net interest income after provision for credit losses .........................            2,389            2,758             2,397
                                                                                    ------------     ------------      ------------
Other revenues:
    Trust income ..............................................................               87               95                94
    Service charges ...........................................................              210              213               212
    Other fees and commissions ................................................              698              425               446
    Securitization revenue ....................................................              114               --                --
    Other income ..............................................................              237              333               165
    Residential mortgage banking revenue (expense) ............................               64             (120)             (102)
    Trading revenues ..........................................................              395              288               291
    Security gains, net .......................................................              106               85                48
                                                                                    ------------     ------------      ------------
Total other revenues ..........................................................            1,911            1,319             1,154
                                                                                    ------------     ------------      ------------
Operating expenses:
    Salaries and employee benefits ............................................            1,052              947             1,138
    Occupancy expense, net ....................................................              182              176               165
    Support services from HSBC affiliates .....................................              919              420               160
    Other expenses ............................................................              605              558               577
                                                                                    ------------     ------------      ------------
Total operating expenses ......................................................            2,758            2,101             2,040
                                                                                    ------------     ------------      ------------
Income before income tax expense ..............................................            1,542            1,976             1,511
Income tax expense ............................................................              566              718               570
                                                                                    ------------     ------------      ------------
Net income ....................................................................     $        976     $      1,258      $        941
                                                                                    ============     ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                                        2005                2004
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Assets
Cash and due from banks .............................................................       $      4,441        $      2,682
Interest bearing deposits with banks ................................................              3,001               2,776
Federal funds sold and securities purchased under resale agreements .................              4,568               3,126
Trading assets ......................................................................             21,220              19,815
Securities available for sale .......................................................             17,764              14,655
Securities held to maturity (fair value $3,262 and $4,042) ..........................              3,171               3,881
Loans ...............................................................................             90,342              84,947
Less - allowance for credit losses ..................................................                846                 788
                                                                                            ------------        ------------
      Loans, net ....................................................................             89,496              84,159
                                                                                            ------------        ------------
Properties and equipment, net .......................................................                538                 594
Intangible assets, net ..............................................................                463                 352
Goodwill ............................................................................              2,694               2,697
Other assets ........................................................................              6,503               6,313
                                                                                            ------------        ------------
Total assets ........................................................................       $    153,859        $    141,050
                                                                                            ============        ============

Liabilities
Deposits in domestic offices:
  Noninterest bearing ...............................................................       $      9,695        $      7,639
  Interest bearing ..................................................................             57,911              50,069
Deposits in foreign offices:
  Noninterest bearing ...............................................................                320                 248
  Interest bearing ..................................................................             23,889              22,025
                                                                                            ------------        ------------
      Total deposits ................................................................             91,815              79,981
                                                                                            ------------        ------------
Trading account liabilities .........................................................             10,710              12,120
Short-term borrowings ...............................................................              7,049               9,874
Interest, taxes and other liabilities ...............................................              4,732               4,370
Long-term debt ......................................................................             27,959              23,839
                                                                                            ------------        ------------
Total liabilities ...................................................................            142,265             130,184
                                                                                            ------------        ------------
Shareholders' equity
Preferred stock .....................................................................              1,316                 500
Common shareholder's equity:
  Common stock ($5 par; 150,000,000 shares authorized;
                        706 shares issued) ..........................................                 --(1)               --(1)
  Capital surplus ...................................................................              8,118               8,418
  Retained earnings .................................................................              2,172               1,917
  Accumulated other comprehensive (loss) income .....................................                (12)                 31
                                                                                            ------------        ------------
      Total common shareholder's equity .............................................             10,278              10,366
                                                                                            ------------        ------------
Total shareholders' equity ..........................................................             11,594              10,866
                                                                                            ------------        ------------
Total liabilities and shareholders' equity ..........................................       $    153,859        $    141,050
                                                                                            ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                                                                 2005          2004          2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Preferred stock
Balance, January 1, ....................................................................   $      500     $     500     $     500
Preferred stock issuances, net of redemptions ..........................................          816            --            --
                                                                                           ----------     ---------     ---------
Balance, December 31, ..................................................................        1,316           500           500

Common stock
Balance, January 1 and December 31, ....................................................           --(1)         --(1)         --(1)
                                                                                           ----------     ---------     ---------

Capital surplus
Balance, January 1, ....................................................................        8,418         6,027         6,056
Capital contribution from parent .......................................................            3         2,411            15
Preferred stock issuance costs .........................................................          (22)           --            --
Employee benefit plans, including transfers and other ..................................         (281)          (20)          (44)
                                                                                           ----------     ---------     ---------
Balance, December 31, ..................................................................        8,118         8,418         6,027
                                                                                           ----------     ---------     ---------

Retained earnings
Balance, January 1, ....................................................................        1,917           807           578
Net income .............................................................................          976         1,258           941
Cash dividends declared:
Preferred stock ........................................................................          (46)          (23)          (22)
Common stock ...........................................................................         (675)         (125)         (690)
                                                                                           ----------     ---------     ---------
Balance, December 31, ..................................................................        2,172         1,917           807
                                                                                           ----------     ---------     ---------

Accumulated other comprehensive (loss) income
Balance, January 1, ....................................................................           31           128           262

Net change in unrealized (losses) gains on securities ..................................         (149)          (40)         (175)
Net change in unrealized (losses) gains on derivatives classified as cash flow hedges ..          104           (58)           11
Net change in unrealized gains on interest-only strip receivables ......................            7            --            --
Foreign currency translation adjustments ...............................................           (5)            1            30
                                                                                           ----------     ---------     ---------
Other comprehensive loss, net of tax ...................................................          (43)          (97)         (134)
                                                                                           ----------     ---------     ---------
Balance, December 31, ..................................................................          (12)           31           128
                                                                                           ----------     ---------     ---------
Total shareholders' equity, December 31, ...............................................   $   11,594     $  10,866     $   7,462
                                                                                           ==========     =========     =========

Comprehensive income
Net income .............................................................................   $      976     $   1,258     $     941
Other comprehensive loss ...............................................................          (43)          (97)         (134)
                                                                                           ----------     ---------     ---------
Comprehensive income ...................................................................   $      933     $   1,161     $     807
                                                                                           ==========     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

                                                                   HSBC USA Inc.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31,                                                                              2005         2004         2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in millions)
Cash flows from operating activities
    Net income ..............................................................................    $    976     $  1,258     $    941
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation, amortization and deferred taxes ......................................         762          459          399
         Provision (credit) for credit losses ...............................................         674          (17)         113
         Net change in other accrual accounts ...............................................       1,021          (66)        (960)
         Net change in loans held for sale ..................................................      (2,775)        (423)       1,033
         Net change in trading assets and liabilities .......................................      (2,390)      (2,974)         448
         Other, net .........................................................................        (602)        (623)        (485)
                                                                                                 --------     --------     --------
              Net cash (used in) provided by operating activities ...........................      (2,334)      (2,386)       1,489
                                                                                                 --------     --------     --------
Cash flows from investing activities
    Net change in interest bearing deposits with banks ......................................        (355)      (2,126)        (396)
    Net change in short-term investments ....................................................      (1,441)        (909)         494
    Net change in securities available for sale:
         Purchases of securities available for sale .........................................     (12,301)     (11,306)     (13,827)
         Proceeds from sales of securities available for sale ...............................       4,053        6,129        3,637
         Proceeds from maturities of securities available for sale ..........................       4,273        5,578       10,752
    Net change in securities held to maturity:
         Purchases of securities held to maturity ...........................................        (694)      (1,190)      (2,678)
         Proceeds from maturities of securities held to maturity ............................       1,412        1,826        3,004
    Net change in loans:
         Originations, net of collections ...................................................      19,161      (21,044)      (2,972)
         Loans purchased from HSBC Finance Corporation ......................................     (23,106)     (16,227)      (2,847)
         Sales of loans and other ...........................................................         146          466          669
    Net change in tax refund anticipation loans program:
         Originations of loans ..............................................................     (24,300)          --           --
         Sales of loans to HSBC Finance Corporation, including premium ......................      24,319           --           --
    Net cash provided by (used for) sales (acquistions) of properties and equipment .........          13          (29)         (65)
    Net cash provided by (used for) acquisitions (disposals) of branches/subsidiaries .......         (90)         196          403
    Other, net ..............................................................................        (512)        (849)        (366)
                                                                                                 --------     --------     --------
              Net cash used in investing activities .........................................      (9,422)     (39,485)      (4,192)
                                                                                                 --------     --------     --------
Cash flows from financing activities
    Net change in deposits ..................................................................      11,900       17,030        4,405
    Net change in short-term borrowings .....................................................      (2,825)       3,333         (661)
    Net change in long-term debt:
         Issuance of long-term debt .........................................................       5,062       20,481          271
         Repayment of long-term debt ........................................................        (706)      (1,068)        (118)
    Preferred stock issuance, net of redemptions ............................................         816           --           --
    Capital contribution from parent ........................................................           3        2,411           15
    Other reductions of capital surplus .....................................................         (24)         (20)         (44)
    Dividends paid ..........................................................................        (711)        (148)        (712)
                                                                                                 --------     --------     --------
              Net cash provided by financing activities .....................................      13,515       42,019        3,156
                                                                                                 --------     --------     --------
Net change in cash and due from banks .......................................................       1,759          148          453
Cash and due from banks at beginning of year ................................................       2,682        2,534        2,081
                                                                                                 --------     --------     --------
Cash and due from banks at end of year ......................................................    $  4,441     $  2,682     $  2,534
                                                                                                 ========     ========     ========
Cash paid for: Interest .....................................................................    $  2,892     $  1,195     $    990
               Income taxes .................................................................         566          569          331

The accompanying notes are an integral part of the consolidated financial statements.

Pending settlement receivables/payables related to securities and trading assets and liabilities are treated as non-cash items for cash flow reporting.

                                             HSBC Bank USA, National Association
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET

December 31,                                                                                                  2005              2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in millions)
Assets
Cash and due from banks .........................................................................       $    4,440        $    2,624
Interest bearing deposits with banks ............................................................            2,917             2,701
Federal funds sold and securities purchased under resale agreements .............................            4,562             3,123
Trading assets ..................................................................................           19,807            19,240
Securities available for sale ...................................................................           17,548            14,547
Securities held to maturity (fair value $3,126 and $3,880) ......................................            3,044             3,730
Loans ...........................................................................................           90,214            84,418
Less - allowance for credit losses ..............................................................              845               787
                                                                                                        ----------        ----------
      Loans, net ................................................................................           89,369            83,631
                                                                                                        ----------        ----------
Properties and equipment, net ...................................................................              536               591
Intangible assets, net ..........................................................................              462               350
Goodwill ........................................................................................            2,090             2,092
Other assets ....................................................................................            5,904             5,679
                                                                                                        ----------        ----------
Total assets ....................................................................................       $  150,679        $  138,308
                                                                                                        ==========        ==========
Liabilities
Deposits in domestic offices:
  Noninterest bearing ...........................................................................       $    9,657        $    7,589
  Interest bearing ..............................................................................           57,911            50,069
Deposits in foreign offices:
  Noninterest bearing ...........................................................................              320               249
  Interest bearing ..............................................................................           27,160            23,372
                                                                                                        ----------        ----------
      Total deposits ............................................................................           95,048            81,279
                                                                                                        ----------        ----------
Trading account liabilities .....................................................................           10,644            12,075
Short-term borrowings ...........................................................................            4,066             7,305
Interest, taxes and other liabilities ...........................................................            4,121             3,985
Long-term debt ..................................................................................           24,912            22,279
                                                                                                        ----------        ----------
Total liabilities ...............................................................................          138,791           126,923
                                                                                                        ----------        ----------
Shareholder's equity
Common shareholder's equity:
  Common stock ($100 par; 50,000 shares authorized;
               20,004 and 20,002 shares issued) .................................................                2                 2
  Capital surplus ...............................................................................            9,709             9,527
  Retained earnings .............................................................................            2,192             1,851
  Accumulated other comprehensive (loss) income .................................................              (15)                5
                                                                                                        ----------        ----------
Total shareholder's equity ......................................................................           11,888            11,385
                                                                                                        ----------        ----------
Total liabilities and shareholder's equity ......................................................       $  150,679        $  138,308
                                                                                                        ==========        ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
--------------------------------------------------------------------------------

HSBC USA Inc. is a New York State based bank holding company, and an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH). HSBC USA Inc. and its subsidiaries are collectively referred to as "HUSI".

HNAH is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). Effective January 1, 2004, HSBC created a new North American organizational structure, HNAH, as the top-tier bank holding company parent. HUSI routinely conducts transactions in the normal course of business with HNAH's other principal direct and indirect subsidiaries, which include:

o     HSBC Finance Corporation, a consumer finance company;

o HSBC Bank USA, National Association (HBUS), HUSI's principal banking subsidiary;

o     HSBC Bank Canada (HBCA), a Canadian banking subsidiary;

o HSBC Markets (USA) Inc. (HMUS), a holding company for investment banking and markets subsidiaries in the U.S.; and

o HSBC Technology & Services (USA) Inc. (HTSU), a provider of information technology services for other HNAH subsidiaries.

On July 1, 2004, HUSI consolidated its then existing banking operations under a single national charter, following approval from the Office of the Comptroller of the Currency (the OCC).

Note 2. Summary of Significant Accounting Policies and New Accounting Pronouncements
--------------------------------------------------------------------------------

Significant Accounting Policies

      Basis of Presentation

The accounting and reporting policies of HUSI conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to predominant practice within the banking industry. The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

      Principles of Consolidation

The consolidated financial statements include the accounts of HUSI and its subsidiaries. HUSI consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights, or where it exercises control. HUSI also consolidates all variable interest entities in which it is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (Revised). Unaffiliated trusts to which HUSI has transferred securitized receivables which are qualifying special purpose entities (QSPEs), as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, are not consolidated. All material intercompany accounts and transactions have been eliminated. Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are generally accounted for as equity method investments and reported in other assets.

      Foreign Currency Translation

The accounts of HUSI's foreign operations are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are included in common shareholder's equity as a component of accumulated other comprehensive income. Foreign currency denominated transactions in other than the local functional currency are translated using the period end exchange rate with any foreign currency transaction gain or loss recognized currently in income.

      Resale and Repurchase Agreements

HUSI purchases securities under agreements to resell (resale agreements) and sells securities under agreements to repurchase (repurchase agreements). Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions respectively.

The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the consolidated balance sheet at the amount advanced or borrowed, plus accrued interest to date. Interest earned on resale agreements is reported as interest income. Interest paid on repurchase agreements is reported as interest expense. HUSI offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria as permitted by U.S. GAAP.

Repurchase agreements may require HUSI to deposit cash or other collateral with the lender. In connection with resale agreements, it is the policy of HUSI to obtain possession of collateral, which may include the securities purchased, with market value in excess of the principal amount loaned. The market value of the collateral subject to the resale and repurchase agreements is regularly monitored, and additional collateral is obtained or provided when appropriate, to ensure appropriate collateral coverage of these secured financing transactions.

      Securities

Debt securities that HUSI has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to yield over the expected lives of the related securities. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. Investments in Federal Home Loan Bank and Federal Reserve Bank stock are reported at cost in other assets. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, recorded as adjustments to common shareholder's equity as a component of accumulated other comprehensive income.

The fair value of securities is based on current market quotations where available, or internal valuation models that approximate market pricing. The validity of internal pricing models is regularly substantiated by reference to actual market prices realized upon sale or liquidation of these instruments.

Realized gains and losses on sales of securities not classified as trading assets are computed on a specific identified cost basis and are reported in other revenues as security gains, net. Adjustments to fair value of trading assets, as well as gains and losses on the sale of such securities, are reported in other revenues as trading revenues. HUSI regularly evaluates its securities to identify losses in fair value that are considered other than temporary. Any decline in the fair value of investments which is deemed to be other than temporary is charged against current earnings in other revenues and a new cost basis is established for the security.

      Loans

Loans are stated at their amortized cost, which represents the principal amount outstanding, net of unearned income, charge offs, unamortized purchase premium or discount, unamortized nonrefundable fees and related direct loan origination costs and purchase accounting fair value adjustments. Loans are further reduced by the allowance for credit losses.

Loans held for sale are carried at the lower of aggregate cost or market value and continue to be reported as loans in the consolidated balance sheet. Premiums and discounts, purchase accounting fair value adjustments and deferred fees and origination costs are recognized as adjustments to yield over the life of the related receivables. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

Restructured loans are loans for which the original contractual terms have been permanently modified to provide for terms that are less than HUSI would be willing to accept for new loans with comparable risk because of deterioration in the borrower's financial condition. Interest on these loans is accrued at the renegotiated rates.

      Loan Charge Off Policies and Practices

Commercial loan balances are charged off at the time all or a portion of the balance is deemed uncollectible.

Consumer loan charge off policies, which vary by product, are summarized below.

      Residential Mortgage Loans

Carrying values in excess of net realizable value are charged off at or before the time foreclosure is completed or when settlement is reached with the borrower. If foreclosure is not pursued, and there is no reasonable expectation for recovery, the account is generally charged off no later than the end of the month in which the account becomes six months contractually delinquent.

      Auto Finance

Carrying values in excess of net realizable value are generally charged off no later than the month in which the account becomes four months contractually delinquent.

      MasterCard/Visa and Private Label Credit Card Loans

Loan balances are generally charged off by the end of the month in which the account becomes six months contractually delinquent.

      Other Consumer Loans

Loan balances are generally charged off during the month following the month in which the account becomes four months contractually delinquent.

      Nonaccruing Loan Policies and Practices

HUSI's nonaccruing loan policies vary by product and are summarized below.

      Commercial

Commercial loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to the ultimate collectibility of interest or principal based on certain factors including period of time past due and adequacy of collateral. At the time a loan is classified as nonaccruing, any accrued interest recorded on the loan is generally reversed and charged against income. Interest income on these loans is subsequently recognized only to the extent of cash received or until the loan is placed on accrual status. In those instances where there is doubt as to collectibility of principal, any interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

      Consumer

Residential mortgage loans are generally designated as nonaccruing when contractually delinquent for more than three months. Credit card receivables and other consumer loans generally accrue interest until charge off.

      Loan Fees and Costs

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees, which include points on real estate secured loans and costs, is recognized in interest income, generally by the interest method, based on the estimated lives of the related loans. MasterCard/Visa annual fees, net of direct lending costs, are deferred and amortized on a straight-line basis over one year. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other revenues over the period in which the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees are recognized as other operating income over the period the related service is performed.

      Allowance for Credit Losses

HUSI maintains an allowance for credit losses that is, in the judgment of management, adequate to absorb estimated probable losses of principal, interest and fees inherent in its commercial and consumer loan portfolios. The adequacy of the allowance for credit losses is assessed within the context of appropriate U.S. GAAP guidance, and is based, in part, upon an evaluation of various factors including:

o     an analysis of individual exposures where applicable;

o     current and historical loss experience;

o     changes in the overall size and composition of the portfolio; and

o     specific adverse situations and general economic conditions.

HUSI also considers key ratios such as reserves to nonperforming loans and reserves as a percentage of net charge offs in developing its loss reserve estimate. Loss estimates are reviewed periodically and adjustments are reported in earnings when they become known. These estimates are influenced by factors outside of the control of HUSI management, such as consumer payment patterns and economic conditions, and there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

For commercial and select consumer loan assets, HUSI conducts a periodic assessment on a loan-by-loan basis of losses it believes to be inherent in the loan portfolio. When it is deemed probable, based upon known facts and circumstances, that full contractual interest and principal on an individual loan will not be collected in accordance with its contractual terms, the loan is considered impaired. An impairment reserve is established based upon the present value of expected future cash flows, discounted at the loan's original effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans include loans in nonaccruing status, loans which have been assigned a specific allowance for credit losses, loans which have been partially charged off, and loans designated as troubled debt restructures. Problem commercial loans are assigned various criticized facility grades under the allowance for credit losses methodology.

Formula-based reserves are also established against commercial loans when, based upon an analysis of relevant data, it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated, even though an actual loss has yet to be identified. A separate reserve for credit losses associated with off-balance sheet exposures including letters of credit, guarantees to extend credit and financial guarantees is also maintained and included in other liabilities, which incorporates estimates of the probability that customers will actually draw upon off-balance sheet obligations. This estimation methodology uses the probability of default from the customer rating assigned to each counterparty, the "Loss Given Default" rating assigned to each transaction or facility based on the collateral securing the transaction, and the measure of exposure based on the transaction. These reserves are determined by reference to continuously monitored and updated historical loss rates or factors, which are derived from a migration analysis considering net charge off experience by loan and industry type in relation to internal credit grading.

Probable losses for pools of homogeneous consumer loans are generally estimated using a roll rate migration analysis that estimates the probability that a loan will progress through the various stages of delinquency, and ultimately charge off. This analysis considers delinquency status, loss experience and severity and takes into consideration whether loans are in bankruptcy, have been restructured, or are subject to forbearance, an external debt management plan, hardship, modification, extension or deferment. The allowance for credit losses on consumer receivables also takes into consideration the loss severity expected based on the underlying collateral, if any, for the loan in the event of default. In addition, loss estimates on consumer receivables are maintained to reflect HUSI's judgment of portfolio risk factors, which may not be fully reflected in the statistical roll rate calculation. Risk factors considered in establishing loss reserves on consumer loans include recent growth, product mix, bankruptcy trends, geographic concentrations, economic conditions, portfolio seasoning, account management policies and practices and current levels of charge offs and delinquencies.

      Properties and Equipment, Net

Properties and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets which generally range from 3 to 40 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Costs of maintenance and repairs are expensed as incurred.

      Repossessed Collateral

Real estate owned is valued at the lower of cost or fair value less estimated costs to sell. These values are periodically reviewed and reduced, if necessary. Costs of holding real estate and related gains and losses on disposition are credited or charged to operations as incurred as a component of operating expense. Repossessed vehicles, net of loss reserves when applicable, are recorded at the lower of the estimated fair market value or the outstanding receivable balance.

      Mortgage Servicing Rights

HUSI recognizes the right to service mortgages as a separate and distinct asset at the time the loans are sold, or at the time the rights are acquired. Servicing rights are then amortized in proportion to net servicing income and carried on the balance sheet in other assets at the lower of their initial carrying value, adjusted for amortization, or fair value.

As interest rates decline, prepayments generally accelerate, thereby reducing future net servicing cash flows from the mortgage portfolio. The carrying value of the mortgage servicing rights (MSRs) is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. If the carrying value of the servicing rights exceeds fair value, the asset is deemed impaired and, if deemed temporary, impairment is recognized by recording a balance sheet valuation reserve with a corresponding charge to income. If deemed permanent, impairment is recorded as a reduction to the MSRs and valuation reserve balances. For purposes of measuring impairment, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. Fair value is determined based upon the application of pricing valuation models incorporating portfolio specific prepayment assumptions. The reasonableness of these pricing models is periodically substantiated by reference to independent broker price quotations and industry surveys.

HUSI uses certain derivative financial instruments including options and interest rate swaps to protect against the decline in economic value of MSRs. These instruments have not been designated as qualifying hedges in accordance with U.S. GAAP guidelines and are therefore recorded as trading instruments that are marked to market through earnings.

      Goodwill

Goodwill, representing the excess of purchase price over the fair value of net identifiable assets acquired, results from purchase business combinations. Goodwill is not amortized, but is reviewed for impairment annually using discounted cash flows. Impairment may be reviewed earlier if circumstances indicate that the carrying amount may not be recoverable. HUSI considers significant and long-term changes in industry and economic conditions to be primary indicators of potential impairment.

      Receivables Sold and Serviced with Limited Recourse and Securitization Revenue

Certain private label credit card receivables have been securitized and sold to investors with limited recourse. Recourse is limited to HUSI's rights to future cash flow and any subordinated interest that HUSI may retain. Upon sale, the receivables are removed from the balance sheet and a gain on sale is recognized for the difference between the carrying value of the receivables and the adjusted sales proceeds. The adjusted sales proceeds include cash received and the present value estimate of future cash flows to be received over the lives of the sold receivables. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and other factors. The resulting gain is also adjusted by a provision for estimated probable losses under the recourse provision. This provision, and the related reserve for receivables serviced with limited recourse, are established at the time of sale to cover all probable credit losses over the life of the receivables sold based on historical experience and estimates of expected future performance. The methodologies vary depending upon the type of receivables sold, using either historical net charge off rates applied to the expected balances to be received over the remaining life of the receivable or a historical static pool analysis. The reserves are reviewed periodically by evaluating the estimated future cash flows of each securitized pool to ensure that there is sufficient remaining cash flow to cover estimated future credit losses. Any changes to the estimates for the reserve for receivables serviced with limited recourse are made in the period they become known. Gains on sales net of recourse provisions, servicing income and excess spread relating to securitized receivables are reported in the accompanying consolidated statements of income as securitization revenue.

In connection with these transactions, HUSI records an interest-only strip receivable, representing HUSI's contractual right to receive interest and other cash flows from the securitization trusts. HUSI's interest-only strip receivables are reported at fair value using discounted cash flow estimates as a separate component of receivables net of HUSI's estimate of probable losses under the recourse provisions. Cash flow estimates include estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees and estimated probable losses under the recourse provisions. Unrealized gains and losses are recorded as adjustments to common shareholder's equity in accumulated other comprehensive income, net of income taxes. The interest-only strip receivables are reviewed for impairment quarterly or earlier if events indicate that the carrying value may not be recovered. Any decline in the fair value of the interest-only strip receivable which is deemed to be other than temporary is charged against current earnings.

HUSI has also, in certain cases, retained other subordinated interests in these securitizations. Neither the interest-only strip receivables nor the other subordinated interests are in the form of securities.

Prior to the third quarter of 2004, public private label credit card transactions were structured as sales to revolving trusts that require replenishments to support previously issued securities. Receivables of these asset types will continue to be sold to these trusts until their revolving period ends, the last of which is expected to occur in 2008. Beginning in the third quarter of 2004, it is intended that all new collateralized funding transactions be structured as secured financings.

HUSI has also continued to replenish, at reduced levels, certain non-public private label securities issued to conduits in order to manage liquidity.


      Income Taxes

HNAH files a consolidated federal income tax return, which includes HUSI.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. These deferred tax assets and liabilities are measured using the tax rates and laws that are expected to be in effect. A valuation allowance is established if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Foreign taxes paid are applied as credits to reduce federal income taxes payable, unless utilization of the credit is limited.

      Derivative Financial Instruments

Derivative financial instruments are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, HUSI designates it as either:

o a qualifying hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge);

o a qualifying hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (cash flow hedge); or

o     as a trading position.

Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge, to the extent effective as a hedge, are recorded in accumulated other comprehensive income and reclassified into earnings in the period during which the hedged item affects earnings. Ineffectiveness is reflected in current earnings. Changes in the fair value of derivatives held for trading purposes are reported in current period earnings.

At the inception of each hedge, HUSI formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions, the nature of the hedged risk, and how hedge effectiveness and ineffectiveness will be measured. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. HUSI also formally assesses, both at inception and on a recurring basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. This assessment is conducted using statistical regression analysis. For interest rate swaps that meet the criteria whereby no ineffectiveness can be assumed in accordance with U.S. GAAP guidance, no ongoing assessment is required.

Earnings volatility may result from the on-going mark to market of certain economically viable derivative contracts that do not satisfy the hedging requirements of U.S. GAAP guidance, as well as from the hedge ineffectiveness associated with the qualifying contracts.

      Embedded Derivatives

HUSI may acquire or originate a financial instrument that contains a derivative instrument "embedded" within it. Upon origination or acquisition of any such instrument, HUSI assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the principal component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

When it is determined that: (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated a trading instrument. If these conditions are not met, the derivative is not separated from the host contract. Any gain recognized at inception related to the derivative is effectively embedded in the debt host contract and is recognized over the life of the debt instrument.

      Hedge Discontinuation

If it is determined that a derivative is not highly effective as a hedge, or that in the future it ceases to be a highly effective hedge, HUSI discontinues hedge accounting as of the beginning of the quarter in which such determination was made.

HUSI discontinues hedge accounting prospectively when:

o the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions);

o     the derivative expires or is sold, terminated, or exercised;

o     it is unlikely that a forecasted transaction will occur;

o the hedged firm commitment no longer meets the definition of a firm commitment; or

o the designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value.

In the case of a fair value hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the hedged item will no longer be adjusted for changes in fair value. The basis adjustment that had previously been recorded to the hedged item during the period from the designation date to the hedge discontinuation date is amortized over the remaining life of the hedged item as an adjustment to the yield.

In the case of a cash flow hedge of a recognized asset or liability, as long as the hedged item continues to exist on the balance sheet, the effective portion of the changes in fair value of the hedging derivative will no longer be reclassified into other comprehensive income. The balance applicable to the discontinued hedging relationship will be amortized into earnings over the remaining life of the hedged item. If the hedged item was a firm commitment or forecasted transaction that is not expected to occur, any amounts recorded on the balance sheet related to the hedged item, including any amounts recorded in other comprehensive income, are reclassified to current period earnings.

In the case of either a fair value hedge or a cash flow hedge, if the previously hedged item is sold or extinguished, the basis adjustment to the underlying asset or liability or any remaining unamortized other comprehensive income balance will be reclassified to current period earnings.

In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings unless redesignated as a qualifying hedge.

      Day One Revenue Recognition

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. The net realized gains recorded in trading assets associated with these transactions is offset by a reserve until the transaction can be verified to observable market data.

      Stock-Based Compensation

HUSI uses the fair value method of accounting for stock awards granted to employees under various stock option and employee stock purchase plans. Stock compensation costs are recognized prospectively for all new awards granted under these plans. Compensation expense relating to share options is calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model and is charged to expense over the vesting period, generally three to five years. Compensation expense relating to restricted stock rights (RSRs) is based upon the market value of the RSRs on the date of grant and is charged to earnings over the vesting period of the RSRs, generally three to five years.

      Transactions with Related Parties

In the normal course of business, HUSI enters into transactions with HSBC and its subsidiaries. These transactions include funding arrangements, administrative and operational support, and other miscellaneous services. All material related party balances and transactions among various direct and indirect subsidiaries of HUSI are eliminated in consolidation. All material related party transactions between HUSI and other HSBC subsidiaries are reported in Note 20 beginning on page 122 of these consolidated financial statements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (SFAS 123R). SFAS 123R requires public entities to measure the cost of stock-based compensation based on the grant date fair value of the award, as well as other disclosure requirements. On March 28, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 which amended the compliance date to allow public companies to comply with the provisions of SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The adoption of SFAS 123R is not expected to have a significant effect on operating results or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 (APB 20) and FASB Statement 3 (SFAS 154) which requires companies to apply voluntary changes in accounting principles retrospectively whenever it is practicable. The retrospective application requirement replaces APB 20's requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of the change in net income during the period the change occurs. Retrospective application will be the required transition method for new accounting pronouncements in the event that a newly-issued pronouncement does not specify transition guidance. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1 and FSP 124-1), in response to Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP 115-1 and FSP 124-1 provide guidance regarding the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 and FSP 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. These requirements are effective for annual reporting periods beginning after December 15, 2005. Adoption of the impairment guidance contained in FSP 115-1 and FSP 124-1 is not expected to have a material impact on HUSI's financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation and separate accounting. An irrevocable election may be made at inception to measure such a hybrid financial instrument at fair value, with changes in fair value recognized through income. Such an election needs to be supported by concurrent documentation. SFAS 155 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. HUSI is currently considering the impact that adoption will have on its consolidated results and financial position.

In August 2005, the FASB issued an exposure draft for a proposed Statement of Financial Accounting Standards entitled, Accounting for Servicing of Financial Assets (the proposed SFAS). The proposed SFAS would amend previously issued guidance with respect to accounting for separately recognized loan servicing rights. Under the proposed SFAS, all servicing rights would initially be measured at fair value, if practicable. For each class of servicing rights, an entity would be permitted to choose either of the following methods:

(a) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss. This method would require an assessment of servicing assets or liabilities for impairment based on fair value at each reporting date; or

(b) report servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

Transition provisions of the proposed SFAS permit a one-time reclassification of available for sale securities used to offset changes in the economic value of MSRs to trading securities, without calling into question the treatment of those securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). This reclassification would be permitted upon initial adoption of the proposed SFAS as of the beginning of the fiscal year of adoption. If issued in the form of the proposed SFAS, HUSI plans to early adopt its provisions as of January 1, 2006 and recognize residential mortgage servicing rights (MSRs) at fair value. The effect of measuring existing MSRs at fair value and reclassifying available for sale securities to trading securities will be accounted for as a cumulative effect adjustment to retained earnings. Adoption of this proposed SFAS is not expected to have a material effect on HUSI's consolidated results or financial position.

In January 2006, the FASB issued an exposure draft for a proposed SFAS, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (the proposed SFAS). Under this proposed SFAS, an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as those changes occur. If the final SFAS is issued in this form, HUSI plans to make the election for certain categories of financial instruments.

Note 3. Acquisitions and Divestitures
--------------------------------------------------------------------------------

      2005

There were no material business acquisitions or divestitures during 2005.

      2004

On December 29, 2004, HUSI purchased approximately $12 billion of private label loans, primarily credit card receivables, from HSBC Finance Corporation at fair value. HSBC Finance Corporation retained the customer relationships associated with these balances. This portfolio acquisition resulted in creation of the Consumer Finance business segment in 2005. See Note 23 beginning page 132 of this Form 10-K for a summary of HUSI's results by business segment.

On June 1, 2004, HUSI transferred a wholly owned domestic brokerage subsidiary to HMUS at fair value. The transaction did not have a material impact on HUSI's operations for 2005 or 2004.

On July 31, 2004, HUSI transferred most of its Panamanian branch operations to an HSBC affiliate at fair value. The transaction did not have a material impact on HUSI's operations for 2005 or 2004.

On February 29, 2004, HUSI sold its banking subsidiary in Uruguay to an HSBC affiliate at fair value. The transaction did not have a material impact on HUSI's operations for 2005 or 2004.

Note 4. Trading Assets and Liabilities
--------------------------------------------------------------------------------

Trading assets and liabilities are summarized in the following table.

--------------------------------------------------------------------------------
December 31,                                                   2005         2004
--------------------------------------------------------------------------------
                                                                (in millions)
Trading assets:
      U.S. Treasury ..................................     $    148     $    181
      U.S. Government agency .........................        1,238          677
      Asset backed securities ........................        1,981        1,144
      Corporate bonds ................................        2,786        1,771
      Other securities ...............................        4,626        3,263
      Precious metals ................................        2,286        3,172
      Fair value of derivatives ......................        8,155        9,607
                                                           --------     --------
                                                           $ 21,220     $ 19,815
                                                           ========     ========
Trading account liabilities:
      Securities sold, not yet purchased .............     $  1,808     $    951
      Payables for precious metals ...................        1,161        1,134
      Fair value of derivatives ......................        7,741       10,035
                                                           --------     --------
                                                           $ 10,710     $ 12,120
                                                           ========     ========

Note 5. Securities
--------------------------------------------------------------------------------

At December 31, 2005 and 2004, HUSI held no securities of any single issuer (excluding the U.S. Treasury and U.S. Government agencies) with a book value that exceeded 10% of shareholders' equity.

The amortized cost and fair value of the available for sale and held to maturity securities portfolios are summarized in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Gross          Gross
                                                                             Amortized     Unrealized     Unrealized            Fair
December 31, 2005                                                                 Cost          Gains         Losses           Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Securities available for sale:
      U.S. Treasury ...................................................     $      711     $       --     $       (4)     $      707
      U.S. Government sponsored enterprises (1) .......................         10,850             25           (251)         10,624
      U.S. Government agency issued or guaranteed .....................          2,466             10            (48)          2,428
      Obligations of U.S. states and political subdivisions ...........            487             --             (5)            482
      Asset backed securities .........................................          1,165              2             (4)          1,163
      Other domestic debt securities ..................................          1,700              6            (15)          1,691
      Foreign debt securities .........................................            611              8             (5)            614
      Equity securities ...............................................             49              6             --              55
                                                                            ----------     ----------     ----------      ----------
      Securities available for sale ...................................     $   18,039     $       57     $     (332)     $   17,764
                                                                            ==========     ==========     ==========      ==========

Securities held to maturity:
      U.S. Treasury ...................................................     $       83     $       --     $       --      $       83
      U.S. Government sponsored enterprises (1) .......................          1,860             57            (21)          1,896
      U.S. Government agency issued or guaranteed .....................            644             31             (1)            674
      Obligations of U.S. states and political subdivisions ...........            369             25             --             394
      Other domestic debt securities ..................................            164              1             (1)            164
      Foreign debt securities .........................................             51             --             --              51
                                                                            ----------     ----------     ----------      ----------
      Securities held to maturity .....................................     $    3,171     $      114     $      (23)     $    3,262
                                                                            ==========     ==========     ==========      ==========

(1) Includes primarily mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

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
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Securities available for sale:
      U.S. Treasury ...................................................     $      203     $       --     $       (3)     $      200
      U.S. Government sponsored enterprises (1) .......................          8,136             47            (90)          8,093
      U.S. Government agency issued or guaranteed .....................          2,236             28            (29)          2,235
      Asset backed securities .........................................          1,122              3             (1)          1,124
      Other domestic debt securities ..................................          1,783             10             (2)          1,791
      Foreign debt securities .........................................          1,090             15             (2)          1,103
      Equity securities ...............................................             64             49             (4)            109
                                                                            ----------     ----------     ----------      ----------
      Securities available for sale ...................................     $   14,634     $      152     $     (131)     $   14,655
                                                                            ==========     ==========     ==========      ==========

Securities held to maturity:
      U.S. Treasury ...................................................     $      122     $       --     $       --      $      122
      U.S. Government sponsored enterprises (1) .......................          2,202             92            (11)          2,283
      U.S. Government agency issued or guaranteed .....................            716             40             (2)            754
      Obligations of U.S. states and political subdivisions ...........            465             37             --             502
      Other domestic debt securities ..................................            231              6             (1)            236
      Foreign debt securities .........................................            145             --             --             145
                                                                            ----------     ----------     ----------      ----------
      Securities held to maturity .....................................     $    3,881     $      175     $      (14)     $    4,042
                                                                            ==========     ==========     ==========      ==========

(1)   Includes primarily mortgage backed securities issued by FNMA and FHLMC.

A summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed, is presented in the following table.

---------------------------------------------------------------------------------------------------------------------------------
                                                            One Year or Less                         Greater Than One Year
                                               ---------------------------------------    ---------------------------------------
                                                   Number         Gross      Aggregate        Number         Gross      Aggregate
                                                       of    Unrealized     Fair Value            of    Unrealized     Fair Value
December 31, 2005                              Securities        Losses  of Investment    Securities        Losses  of Investment
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Securities available for sale:
      U.S. Government sponsored
        enterprises (1) .....................         560      $   (176)      $  7,313            46      $    (75)      $  1,434
      U.S. Government agency
        issued or guaranteed ................         288           (22)         1,346            82           (26)           434
      All other securities ..................         113           (32)         2,944            39            (1)            82
                                                 --------      --------       --------      --------      --------       --------
      Securities available for sale .........         961      $   (230)      $ 11,603           167      $   (102)      $  1,950
                                                 ========      ========       ========      ========      ========       ========

Securities held to maturity:
      U.S. Government sponsored
        enterprises (1) .....................          28      $    (14)      $    397             3      $     (7)      $     41
      U.S. Government agency
        issued or guaranteed ................         181            (1)            34            --            --             --
      All other securities ..................          11            --            167            12            (1)             9
                                                 --------      --------       --------      --------      --------       --------
      Securities held to maturity ...........         220      $    (15)      $    598            15      $     (8)      $     50
                                                 ========      ========       ========      ========      ========       ========

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

---------------------------------------------------------------------------------------------------------------------------------
                                                            One Year or Less                         Greater Than One Year
                                               ---------------------------------------    ---------------------------------------
                                                   Number         Gross      Aggregate        Number         Gross      Aggregate
                                                       of    Unrealized     Fair Value            of    Unrealized     Fair Value
December 31, 2004                              Securities        Losses  of Investment    Securities        Losses  of Investment
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Securities available for sale:
      U.S. Government sponsored
        enterprises (1) .....................          78      $    (36)      $  3,118            51      $    (54)      $  1,344
      U.S. Government agency
        issued or guaranteed ................          62           (11)           646           115           (18)           532
      All other securities ..................          32            (9)           687            21            (3)           103
                                                 --------      --------       --------      --------      --------       --------
      Securities available for sale .........         172      $    (56)      $  4,451           187      $    (75)      $  1,979
                                                 ========      ========       ========      ========      ========       ========

Securities held to maturity:
      U.S. Government sponsored
        enterprises (1) .....................           8      $     (2)      $    163            12      $     (9)      $    247
      U.S. Government agency
        issued or guaranteed ................           4            (1)            27             3            (1)            34
      All other securities ..................           7            (1)             5            --            --             --
                                                 --------      --------       --------      --------      --------       --------
      Securities held to maturity ...........          19      $     (4)      $    195            15      $    (10)      $    281
                                                 ========      ========       ========      ========      ========       ========

(1)   Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

Gross unrealized losses have generally increased within the available for sale securities and held to maturity securities portfolios during 2005, due to rising short-term and medium-term interest rates. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

The following table summarizes realized gains and losses on investment securities transactions attributable to available for sale and held to maturity securities. Amounts in the table include net realized gains (losses) of $(11) million, $8 million and $22 million reported in residential mortgage banking revenue in the consolidated statement of income for 2005, 2004 and 2003 respectively.

--------------------------------------------------------------------------------------------------------------------
                                                                                                               Net
                                                                           Gross            Gross         Realized
                                                                        Realized         Realized            Gains
Year Ended December 31                                                     Gains          (Losses)         (Losses)
--------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
2005
Securities available for sale ..................................      $      107       $      (13)      $        94
Securities held to maturity:
    Maturities, calls and mandatory redemptions ................               1               --                 1
                                                                      ----------       ----------       -----------
                                                                      $      108       $      (13)      $        95
                                                                      ==========       ==========       ===========

2004
Securities available for sale ..................................      $      100       $       (8)      $        92
Securities held to maturity:
    Maturities, calls and mandatory redemptions ................               1               --                 1
                                                                      ----------       ----------       -----------
                                                                      $      101       $       (8)      $        93
                                                                      ==========       ==========       ===========

2003
Securities available for sale ..................................      $       81       $      (11)      $        70
                                                                      ==========       ==========       ===========

The amortized cost and fair values of securities available for sale and securities held to maturity at December 31, 2005, by contractual maturity are summarized in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases. Available for sale amounts exclude $49 million cost ($55 million fair value) of equity securities that do not have maturities.

The following table also reflects the distribution of maturities of debt securities held at December 31, 2005, together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the amortized cost of securities outstanding at December 31, 2005. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates.

------------------------------------------------------------------------------------------------------------------------------------
                                                Within                After One              After Five              After
Taxable                                           One                 But Within             But Within               Ten
Equivalent                                       Year                 Five Years             Ten Years               Years
Basis                                      Amount   Yield          Amount     Yield      Amount      Yield     Amount      Yield
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)
Available for sale:
      U.S. Treasury ..................    $    --         --%    $   611       3.79%    $   100       4.25%    $    --         --%
      U.S. Government
        sponsored enterprises ........         16       5.41         488       3.19         917       4.56       9,429       4.75
      U.S. Government agency
        issued or guaranteed .........         --         --          60       4.17          35       5.07       2,371       4.36
      Obligations of U.S.
        states and political
        subdivisions .................         --         --          --         --          --         --         487       5.06
      Asset backed securities ........         --         --         458       4.13         497       4.30         210       4.67
      Other domestic debt
        securities ...................         27       4.89          70       4.73          64       4.67       1,539       4.96
      Foreign debt securities ........         92       6.19         294       5.83          97       6.88         128       6.89
                                          -------       ----     -------       ----     -------       ----     -------       ----
Total amortized cost .................    $   135       5.84%    $ 1,981       4.07%    $ 1,710       4.61%    $14,164       4.74%
                                          -------       ----     -------       ----     -------       ----     -------       ----
Total fair value .....................    $   141                $ 1,956                $ 1,679                $13,933
                                          =======                =======                =======                =======

Held to maturity:
      U.S. Treasury ..................    $    83       3.47%    $    --         --%    $    --         --%    $    --         --%
      U.S. Government
        sponsored enterprises ........         11       7.04          22       7.30         122       6.10       1,705       5.91
      U.S. Government agency
        issued or guaranteed .........         --         --          20       6.97           2       7.68         622       6.58
      Obligations of U.S.
        states and political
        subdivisions .................          8       6.42          52       6.11          61       5.52         248       5.19
      Other domestic debt
        securities ...................         --         --          --         --          --         --         164       5.80
      Foreign debt securities ........         51       3.27          --         --          --         --          --         --
                                          -------       ----     -------       ----     -------       ----     -------       ----
Total amortized cost .................    $   153       3.81%    $    94       6.56%    $   185       5.93%    $ 2,739       5.99%
                                          -------       ----     -------       ----     -------       ----     -------       ----
Total fair value .....................    $   153                $    98                $   197                $ 2,814
                                          =======                =======                =======                =======

Note 6. Loans
--------------------------------------------------------------------------------

A distribution of the loan portfolio, including loans held for sale, is summarized in the following table.

---------------------------------------------------------------------------------------------------------------------
                                                             December 31, 2005                  December 31, 2004
                                                        ---------------------------       ---------------------------
                                                             Total    Held for Sale            Total    Held for Sale
---------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)
Commercial:
   Construction and other real estate ...........       $    9,123       $       --       $    8,281       $       --
   Other commercial .............................           18,598               --           14,691               --
Consumer:
   Residential mortgage .........................           43,970            4,175           46,775            1,352
   Credit card receivables ......................           15,514               --           12,078               --
   Other consumer loans .........................            3,137              390            3,122              402
                                                        ----------       ----------       ----------       ----------
                                                        $   90,342       $    4,565       $   84,947       $    1,754
                                                        ==========       ==========       ==========       ==========

On December 29, 2004, HUSI acquired a $12 billion private label loan portfolio from HSBC Finance Corporation. The portfolio consisted of approximately $11 billion of private label credit card receivables and $1 billion of other consumer and commercial loans. By agreement, HUSI is purchasing additional receivables generated under current and future private label credit card accounts at fair value on a daily basis. During 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label credit card portfolio balance to approximately $15 billion at December 31, 2005.

During 2005, HUSI purchased $1.5 billion of residential mortgage loans from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Purchases of residential mortgage loans from HSBC Finance Corporation were discontinued effective September 1, 2005.

Residential mortgage loan originations generally declined during 2005 due to a rising interest rate environment. In addition, originations of various adjustable rate residential mortgage loan products that would have been retained on the balance sheet prior to 2005 were being sold in the secondary market beginning in 2005. These factors contributed to the overall decrease in residential mortgage loans during 2005.

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties, with the intent of selling the loans to HMUS. The increase in held for sale loans during 2005 directly resulted from this new activity. The sale of these loans to HMUS are further described in Note 20 beginning on page 122 of this Form 10-K.

Commercial loans include certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady Bonds). HUSI's intent is to hold these instruments until maturity. The Brady Bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with a face value equal to that of the underlying bonds. The following table presents information regarding Brady Bonds.

--------------------------------------------------------------------------------
December 31                                                  2005           2004
--------------------------------------------------------------------------------
                                                               (in millions)
Balance at end of year:
      Face value .................................        $   178       $    178
      Aggregate carrying value ...................            166            166
      Aggregate fair value .......................            178            177

HUSI has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 2005 and 2004.

Credit Quality Statistics

The following table presents a summary of credit quality statistics.

------------------------------------------------------------------------------------------------------------------------------------
                                                                   2005           2004           2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Nonaccruing loans
   Balance at end of period:
      Commercial:
         Construction and other real estate .............        $   15         $   33         $   30         $   29         $   28
         Other commercial ...............................            70            117            233            242            252
                                                                 ------         ------         ------         ------         ------
         Total commercial ...............................            85            150            263            271            280
                                                                 ------         ------         ------         ------         ------
      Consumer:
         Residential mortgages ..........................           156            113             78             88             96
         Credit card receivables ........................            --             --             22             27             28
         Other consumer loans ...........................            --              1              3              1             13
                                                                 ------         ------         ------         ------         ------
         Total consumer loans ...........................           156            114            103            116            137
                                                                 ------         ------         ------         ------         ------
   Total nonaccruing loans ..............................        $  241         $  264         $  366         $  387         $  417
                                                                 ======         ======         ======         ======         ======

   As a percent of loans:
      Commercial:
         Construction and other real estate .............           .16%           .40%           .43%           .46%           .47%
         Other commercial ...............................           .38            .80           2.00           1.78           1.80
                                                                 ------         ------         ------         ------         ------
         Total commercial ...............................           .31            .65           1.41           1.36           1.41
                                                                 ------         ------         ------         ------         ------
      Consumer:
         Residential mortgages ..........................           .35            .24            .29            .42            .54
         Credit card receivables ........................            --             --           1.89           2.37           2.36
         Other consumer loans ...........................            --            .03            .15            .05            .64
                                                                 ------         ------         ------         ------         ------
         Total consumer loans ...........................           .25            .18            .35            .49            .65
                                                                 ------         ------         ------         ------         ------
   Total ................................................           .27%           .31%           .76%           .89%          1.02%
                                                                 ======         ======         ======         ======         ======

Interest income on nonaccruing loans
 (Year ended December 31):
   Amount which would have been recorded
     had the associated loans been current in
     accordance with their original terms ...............        $   25         $   23         $   28         $   37         $   31
   Amount actually recorded .............................            12             17             12              9             19

Accruing loans contractually past due 90 days
  or more as to principal or interest:
   Total commercial .....................................        $   19         $   13         $   25         $   36         $   12
                                                                 ------         ------         ------         ------         ------
   Consumer:
         Residential mortgages ..........................            27              1              1              2              1
         Credit card receivables ........................           248            223             --             --             --
         Other consumer loans ...........................            17             22             11              3              9
                                                                 ------         ------         ------         ------         ------
         Total consumer loans ...........................           292            246             12              5             10
                                                                 ------         ------         ------         ------         ------
   Total accruing loans contractually past
     due 90 days or more ................................        $  311         $  259         $   37         $   41         $   22
                                                                 ======         ======         ======         ======         ======

Criticized assets (balance at end of period):
   Special mention ......................................        $  706         $  784         $  618         $1,099         $1,146
   Substandard ..........................................           721            590            682            996            946
   Doubtful .............................................            25             46            128            115            108
                                                                 ------         ------         ------         ------         ------
   Total ................................................        $1,452         $1,420         $1,428         $2,210         $2,200
                                                                 ======         ======         ======         ======         ======

Impaired loans:
      Balance at end of period ..........................        $   90         $  236         $  267         $  288         $  243
      Amount with impairment reserve ....................            27            210            179            170            151
      Impairment reserve ................................            10             18             86             89             83

Other real estate and owned assets:
   Balance at end of period .............................        $   35         $   15         $   17         $   17         $   18
   Ratio of total nonaccruing loans, other
     real estate and owned assets to total
     assets .............................................           .18%           .20%           .40%           .45%           .50%

Note 7. Allowance for Credit Losses
--------------------------------------------------------------------------------

An analysis of the allowance for credit losses is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2005          2004           2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in millions)
Balance at beginning of year ...........................................................       $   788       $   399        $   493
Allowance related to acquisitions and (dispositions), net ..............................            --           485            (15)
Charge offs ............................................................................           871           157            243
Recoveries .............................................................................           255            78             51
                                                                                               -------       -------        -------
      Net charge offs ..................................................................           616            79            192
                                                                                               -------       -------        -------
Provision (credited) charged to income .................................................           674           (17)           113
                                                                                               -------       -------        -------
Balance at end of year .................................................................       $   846       $   788        $   399
                                                                                               =======       =======        =======

On December 29, 2004, HUSI acquired approximately $12 billion of private label loans from HSBC Finance Corporation, including an allowance for credit losses of approximately $505 million associated with the purchased loans. The 2005 provision for credit losses and levels of allowance for credit losses reflect the impact of the acquisition of private label receivables, as well as the impact of other loans and receivables growth during 2005. Additionally, the provision for 2005 and overall allowance levels at December 31, 2005 include total incremental provisions of $10 million relating to Hurricane Katrina and $5 million relating to new bankruptcy legislation.

Included in the December 31, 2005 and December 31, 2004 allowances for credit losses are approximately $4 million and $14 million respectively, of non-United States transfer risk reserves.

Note 8.  Asset Securitizations
--------------------------------------------------------------------------------

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, without recourse, which included a consumer private label credit card portfolio, securitized receivables related to this portfolio, and retained interest assets related to these securitizations. HUSI purchased all retained interests associated with these securitizations.

      Structure of Credit Card Securitizations

These credit card securitization transactions are structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, (SFAS 140). In a securitization, a designated pool of private label credit card receivables is removed from the balance sheet and transferred to an unaffiliated trust. This unaffiliated trust is a qualifying special purpose entity (QSPE) as defined by SFAS 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE.

To help ensure that adequate funds are available to meet the cash needs of the QSPE, various forms of interests in securitized assets may be retained including interest-only strip receivables, over collateralization, subordinated tranches, interest in accrued interest and fees, or other retained interests which provide credit enhancement to investors. Interest-only strip receivables are rights to future cash flows arising from the securitized receivables after the investors receive their contractual return, and are recorded at fair value, net of related loss reserves. Investors and the securitization trusts have only limited recourse to HUSI's assets for failure of debtors to pay. That recourse is limited to the rights to future cash flows and other subordinated interest that HUSI may retain. Cash flows related to the interest-only strip receivables are collected over the life of the underlying securitized receivables.

HUSI's retained securitization interests are not in the form of securities and are included in other assets on the consolidated balance sheet. The composition of these retained interests is summarized in the following table.

------------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                      2005           2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    (in millions)
Retained interests reported in other assets:
      Interest-only strip receivables ................................................................        $    15        $    50
      Over collateralization .........................................................................             74            126
      Subordinated tranches ..........................................................................             --            163
      Subordinated interest in accrued interest and fees .............................................             18             37
                                                                                                              -------        -------
      Total retained interests .......................................................................        $   107        $   376
                                                                                                              =======        =======

Under IFRS HUSI's securitizations are treated as secured financings. In order to align accounting treatment with that of HSBC, all new collateralized funding transactions are structured as secured financings. However, because existing public private label credit card transactions were structured as sales to revolving trusts that require replenishments of receivables to support previously issued securities, receivables will continue to be sold to these trusts until the revolving periods end, the last of which is expected to occur in 2007.

In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary, which in turn transfers receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI's balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. As of December 31, 2005, secured financings of $1.5 billion were secured by $2.2 billion of private label credit card receivables.

Securitization revenue primarily includes servicing revenue and excess spread associated with the current and prior period securitization of loans with limited recourse structured as sales.

Interest-only strip receivables, net of the related losses and excluding the mark to market adjustment recorded in accumulated other comprehensive income decreased by $46 million in 2005.

Credit card revolving securitization trusts are established at fixed levels and require frequent sales of new loan balances into the trust to replace loans as they run off. These replenishments totaled $8.7 billion in 2005.

Cash flows received from credit card revolving securitization trusts were as follows.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                                                          2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       (in millions)
Servicing fees received ..............................................................................................       $    50
Other cash flow received on retained interests (1) ...................................................................           109

(1) Includes all cash flows from interest-only strip receivables, excluding servicing fees.

At December 31, 2005, the sensitivity of the current fair value of the interest-only strip receivables to immediate unfavorable 10% and 20% changes in assumptions was tested, resulting in insignificant impacts on the carrying value.

Static pool credit losses are calculated by summing actual and projected future credit losses and dividing them by the original balance of each pool of asset. Due to the short term revolving nature of credit card balances, the weighted-average percentage of static pool credit losses is not considered to be materially different from the weighted-average charge off assumptions used in determining the fair value of interest-only strip receivables.

Total receivables and two-month-and over contractual delinquencies for the private label credit card portfolio are summarized in the following table:

---------------------------------------------------------------------------------------------------------------------
                                                                December 31, 2005              December 31, 2004
                                                            --------------------------    --------------------------
                                                                  Loans     Delinquent          Loans     Delinquent
                                                            Outstanding          Loans    Outstanding          Loans
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Managed private label credit card receivables ...........    $   15,698           2.37%    $   14,425           2.66%
Receivables securitized and serviced with
  limited recourse ......................................        (1,343)          2.53         (3,490)          2.44
                                                             ----------     ----------     ----------     ----------

Owned private label credit card receivables .............    $   14,355           2.36%    $   10,935           2.73%
                                                             ==========     ==========     ==========     ==========

Average loan balances and net charge offs for the private label credit card portfolio are presented in the following table. Since the portfolio was purchased on December 29, 2004, average balances are not available as of December 31, 2004. Net charge offs were minimal for the period in which HUSI owned the portfolio in 2004.

------------------------------------------------------------------------------------------------------------------
                                                                                      Average               Net
December 31, 2005                                                                       Loans       Charge Offs
------------------------------------------------------------------------------------------------------------------
                                                                                           (in millions)
Managed private label credit card receivables.................................     $   14,532              3.85%
Receivables securitized and serviced with limited recourse ...................         (2,194)             4.94
                                                                                   ----------         ---------

Owned private label credit card receivables ..................................     $   12,338              3.65%
                                                                                   ==========         =========

Note 9. Properties and Equipment, Net
--------------------------------------------------------------------------------

The composition of properties and equipment, net of accumulated depreciation and amortization, is summarized in the following table.

--------------------------------------------------------------------------------------------------------------------
                                                                  Depreciable
December 31                                                      Life (Years)              2005               2004
--------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
Land                                                                       --         $      92          $      99
Buildings .........................................................      5-40               688                711
Furniture and equipment ...........................................       3-7               503                483
                                                                                      ---------          ---------
Total .............................................................                       1,283              1,293
                                                                                      ---------          ---------
Less: accumulated depreciation and amortization ...................                        (745)              (699)
                                                                                      ---------          ---------
Properties and equipment, net .....................................                   $     538          $     594
                                                                                      =========          =========

Depreciation and amortization expense was approximately $85 million and $98 million in 2005 and 2004 respectively.

Note 10. Intangible Assets, Net
--------------------------------------------------------------------------------

The following table summarizes the composition of intangible assets.

------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                  2005        2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in millions)
Mortgage servicing rights, net of accumulated amortization and valuation allowance ..................     $   418     $   309
Other ...............................................................................................          45          43
                                                                                                          -------     -------
Intangible assets, net ..............................................................................     $   463     $   352
                                                                                                          =======     =======

      Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgages as a separate and distinct asset at the time the related loans are sold, or at the time the MSRs are purchased. MSRs are amortized in proportion to net servicing income and carried on the balance sheet at the lower of their initial carrying value, adjusted for amortization, or fair value.

Fair value is based on the present value of future cash flows which, at December 31, 2005, was calculated using a constant prepayment rate (CPR) of 16.3% annualized, a constant discount rate of 12.07%, and a weighted average life of
5.5 years.

The following table summarizes activity for MSRs and the related valuation allowance.

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  2005        2004         2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in millions)
MSRs, net of accumulated amortization:
      Balance, January 1 .................................................................     $   416     $   526      $   395
      Additions related to loan sales ....................................................         136          62          283
      Net MSRs acquisitions (sales) ......................................................          --         (54)          51
      Permanent impairment charges .......................................................         (21)        (15)         (44)
      Amortization .......................................................................         (74)       (103)        (159)
                                                                                               -------     -------      -------
      Balance, December 31 ...............................................................         457         416          526
                                                                                               -------     -------      -------

Valuation allowance for MSRs:
      Balance, January 1 .................................................................        (107)        (23)         (40)
      Temporary impairment (provision) recovery ..........................................          47        (102)         (27)
      Permanent impairment charges .......................................................          21          15           44
      Release of allowance related to MSRs sold ..........................................          --           3           --
                                                                                               -------     -------      -------
      Balance, December 31 ...............................................................         (39)       (107)         (23)
                                                                                               -------     -------      -------

MSRs, net of accumulated amortization and valuation
  allowance at December 31 ...............................................................     $   418     $   309      $   503
                                                                                               =======     =======      =======

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding principal balances of these loans were $32 billion and $28 billion at December 31, 2005 and 2004 respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices, were approximately $628 million and $546 million at December 31, 2005 and 2004 respectively.

Normal amortization for the current MSRs portfolios is expected to be approximately $73 million for the year ending December 31, 2006, declining gradually to approximately $36 million for the year ending December 31, 2010. Actual levels of amortization could increase or decrease depending upon changes in interest rates and loan prepayment activity. Actual levels of amortization are also dependent upon future levels of MSRs recorded.

      Other Intangible Assets

Other intangible assets primarily includes favorable lease arrangements, which resulted from various business acquisitions. Scheduled amortization will approximate $5 million per year for 2006 through 2010.

Note 11. Goodwill
--------------------------------------------------------------------------------

During the second quarter of 2005, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized.

During 2005, HUSI sold certain branches, which resulted in insignificant decreases in goodwill.

During 2004, HUSI sold or transferred certain domestic and foreign operations to affiliated HSBC entities, resulting in reductions of goodwill of approximately $80 million.

Note 12. Deposits
--------------------------------------------------------------------------------

The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were approximately $23 billion and $19 billion at December 31, 2005 and 2004 respectively. The scheduled maturities of all time deposits at December 31, 2005 follows.

--------------------------------------------------------------------------------
                                        Domestic         Foreign
                                         Offices         Offices           Total
--------------------------------------------------------------------------------
                                                     (in millions)
2006:
      0-90 days ................         $11,662         $10,797         $22,459
      91-180 days ..............           6,814             156           6,970
      181-365 days .............           5,117             118           5,235
                                         -------         -------         -------
                                          23,593          11,071          34,664
2007 ...........................           3,187               3           3,190
2008 ...........................           1,355               5           1,360
2009 ...........................             176              --             176
2010 ...........................             103              --             103
Later years ....................             330              --             330
                                         -------         -------         -------
                                         $28,744         $11,079         $39,823
                                         =======         =======         =======

Overdraft deposits reclassified to loans were approximately $1,291 million and $370 million at December 31, 2005 and 2004 respectively.

Note 13. Short-Term Borrowings
--------------------------------------------------------------------------------

Selected information for short-term borrowings is summarized in the following table. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

----------------------------------------------------------------------------------------------------------------------------
                                                               2005                     2004                   2003
                                                     -----------------------  --------------------     ---------------------
                                                       Amount        Rate       Amount        Rate       Amount        Rate
----------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Federal funds purchased (day to day):
      At December 31 ............................    $     57        3.86%    $  2,152        2.31%    $  1,718         .95%
      Average during year .......................         720        3.12          958        1.30          915        1.11
      Maximum month-end balance .................         580                    2,612                    2,563
Securities sold under repurchase agreements:
      At December 31 ............................       1,273        4.39        1,733        2.69          357        1.45
      Average during year .......................       1,362        3.99        1,008        3.38          638        1.97
      Maximum month-end balance .................       1,594                    2,597                    1,475
Commercial paper:
      At December 31 ............................       2,620        4.28        1,879        2.22        1,730        1.08
      Average during year .......................       2,673        3.32        1,735        1.40        1,406        1.21
      Maximum month-end balance .................       3,185                    1,911                    1,730
Precious metals:
      At December 31 ............................       2,494         .49        3,163         .41        2,808         .78
      Average during year .......................       2,644         .47        3,017         .42        3,437         .33
      Maximum month-end balance .................       2,997                    3,338                    3,735
All other short-term borrowings:
      At December 31 ............................         605        3.67          947        2.76          169         .97
      Average during year .......................       1,828        3.87          766        3.93        1,044        1.53
      Maximum month-end balance .................       5,026                    2,187                    2,103

At December 31, 2005, HUSI had an unused $2 billion line of credit from HSBC Finance Corporation. The interest rate is comparable to third party rates for a line of credit with similar terms.

At December 31, 2005, HUSI had an unused line of credit from HSBC of $2 billion. This line of credit does not require compensating balance arrangements and commitment fees are not significant. Interest rates are comparable to third party rates for lines of credit with similar terms.

At December 31, 2005, HUSI had an unused line of credit from HNAI of $150 million. The interest rate is comparable to third party rates for a line of credit with similar terms.

As a member of the New York Federal Home Loan Bank (FHLB), HUSI has a secured borrowing facility which is collateralized by residential mortgage loan assets. At December 31, 2005, the facility included $5 billion of borrowings included in long-term debt (see Note 14 on page 111). The facility also allows access to further short-term borrowings based upon the amount of residential mortgage loans pledged as collateral with the FHLB, which were undrawn as of December 31, 2005.

Note 14. Long-Term Debt
--------------------------------------------------------------------------------

The composition of long-term debt is presented in the following table. Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the issues. Interest rates in effect at December 31, 2005 are shown in parentheses.

-----------------------------------------------------------------------------------------------------------------------
December 31                                                                                         2005           2004
-----------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Issued or acquired by HUSI or its subsidiaries other than HBUS:
Non-subordinated  debt:
      8.375% Debentures due 2007 ........................................................      $     101      $     101
      Floating Rate Extendible Notes due 2007-2011 (4.35%) ..............................          1,497             --
                                                                                               ---------      ---------
                                                                                                   1,598            101
Subordinated debt:
      7% Subordinated Notes due 2006 ....................................................            300            300
      Fixed Rate Subordinated Notes due 2008-2097 (5.88% - 9.70%) .......................          1,501          1,522
      Perpetual Capital Notes (4.15%) ...................................................            126            125
      Junior Subordinated Debentures due 2026-2032 (7.53% - 8.38%) ......................          1,070          1,061
                                                                                               ---------      ---------
                                                                                                   2,997          3,008
                                                                                               ---------      ---------

Total issued or acquired by HUSI or its subsidiaries other than HBUS ....................          4,595          3,109
                                                                                               ---------      ---------

Issued or acquired by HBUS or its subsidiaries:
Non-subordinated debt:
Global Bank Note Program:
      Medium-Term Floating Rate Notes due 2006-2040 (4.21% - 4.70%) .....................          1,544            890
      Fixed Rate Senior Global Bank Notes due 2006-2009 (2.75% - 3.88%) .................          1,940          1,977
      Floating Rate Senior Global Bank Notes due 2006-2009 (4.14% - 4.62%) ..............          8,890          8,884
      Floating Rate Non-USD Global Bank Notes due 2008-2009 (2.34% - 2.50%) .............          1,191          1,362
      Floating Rate/Fixed Rate Senior Notes due 2012 (5.02%) ............................             25             --
                                                                                               ---------      ---------
                                                                                                  13,590         13,113
Federal Home Loan Bank of New York (FHLB) advances:
      Fixed Rate FHLB advances due 2006-2033 (2.01% - 7.24%) ............................              8             12
      Floating Rate FHLB advances due 2006-2008 (4.05% - 4.49%) .........................          5,000          5,000
                                                                                               ---------      ---------
                                                                                                   5,008          5,012

Private Label Credit Card Secured Financing due 2006-2007 (4.45% - 4.66%) ...............          1,500             --

Other:
      3.99% Non-USD Senior Debt due 2044 ................................................            481            557
      Other .............................................................................             41             48
                                                                                               ---------      ---------
                                                                                                     522            605
                                                                                               ---------      ---------

Total non-subordinated debt .............................................................         20,620         18,730
                                                                                               ---------      ---------

Subordinated debt:
Global Bank Note Program:
      Fixed Rate Global Bank Notes due 2014-2035 (4.63% - 5.88%) ........................          2,725          1,980
                                                                                               ---------      ---------

Total issued or acquired by HBUS or its subsidiaries ....................................         23,345         20,710
                                                                                               ---------      ---------

Obligations under capital leases ........................................................             19             20
                                                                                               ---------      ---------

Total long-term debt ....................................................................      $  27,959      $  23,839
                                                                                               =========      =========

The table excludes $1,550 million of debt issued by HBUS or its subsidiaries payable to HUSI. Of this amount, the earliest note is due to mature in November 2006 and the latest note is due to mature in 2097.

      Debt Issued by HUSI or its Subsidiaries other than HBUS

In August 2005, HUSI filed an S-3 Shelf Registration Statement (the 2005 shelf) with the Securities and Exchange Commission (SEC) in the amount of $2.0 billion. A 2002 shelf registration, with a remaining amount of approximately $300 million, was closed out and combined into the 2005 shelf to create one shelf in the aggregate amount of $2.3 billion. The 2005 shelf enables HUSI to issue senior debt securities, subordinated debt securities, preferred stock and depositary shares.

The $1.5 billion Floating Rate Extendible Notes were issued by HUSI in November 2005 under the 2005 shelf. These senior debt securities require the noteholders to decide each month whether or not to extend the maturity date of their notes by one month beyond the initial maturity date of December 15, 2006. In no event will the maturity of the notes be extended beyond December 15, 2011, the final maturity date. If on any election date a noteholder decides not to extend the maturity of all or any portion of the principal amount of his notes, the notes will mature on the previously elected maturity date, which will be the maturity date that is twelve months from the current election date. On the December 2005 election date, all noteholders elected to extend the maturity date of their notes to January 15, 2007. The notes are not subject to redemption by HUSI prior to the final maturity date. Interest is payable on the notes in arrears on the 15th day of each month, commencing December 15, 2005 and ending on the final maturity date. The interest rate will be determined by reference to the one-month LIBOR, plus or minus the applicable spread for that particular interest period. The spread for each interest period ranges from minus 2 basis points for the interest period ending December 15, 2006 to plus 3 basis points for the interest period ending December 15, 2011.

Certain statutory business trusts (issuer trusts) that issued guaranteed mandatorily redeemable securities (Capital Securities) were considered consolidated subsidiaries of HUSI. Capital Securities issued by these trusts to third party investors, along with common securities of the trusts (Common Securities) issued to HUSI, were invested in Junior Subordinated Debentures of HUSI. Prior to HUSI's adoption of FIN 46 at December 31, 2003, the Capital Securities were included in long-term debt on HUSI's consolidated balance sheet and the Common Securities and Junior Subordinated Debentures were eliminated in consolidation. Upon adoption of FIN 46, HUSI deconsolidated the issuer trusts. As a result, the Junior Subordinated Debentures issued by HUSI to the trusts are reflected in total long-term debt on HUSI's consolidated balance sheet at December 31, 2005 and 2004.

      Debt Issued by HBUS or its Subsidiaries

In June 2004, HBUS finalized a $10 billion Global Bank Note Program, which provided for issuance of subordinated and senior global notes. In September 2004, this program was replaced by a $20 billion Global Bank Note Program. The following debt issuances were made under the Global Bank Note Program in 2005.

o In June 2005, HBUS issued the $25 million Floating Rate/Fixed Rate Senior Notes due 2012. Interest on the notes is paid quarterly commencing September 29, 2005. For each interest payment period in the period from (and including) June 29, 2005 to (but excluding) the interest payment date falling on June 29, 2007, the interest rate is determined by reference to the three month LIBOR plus 0.50% per annum. For each interest payment period in the period from (and including) June 29, 2007 to (but excluding) the stated maturity date of June 29, 2012, the interest rate is 4.95% per annum. HBUS may redeem the notes, in whole but not in part, on June 29, 2007.

o In August 2005, HBUS issued $750 million 5.625% Subordinated Notes due 2035. Interest is paid semiannually on February 15 and August 15 of each year, commencing February 15, 2006 and ending on the stated maturity date of August 15, 2035 at the rate of 5.625% per annum. These notes may not be redeemed by HBUS.

In October 2005, HUSI entered into a private label credit card secured financing transaction in the amount of $1.5 billion. A designated pool of consumer private label credit card receivables were conveyed to a wholly owned limited purpose subsidiary, which in turn transferred the receivables to a trust that sold interests to investors. Since the transaction was structured as a secured financing under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140), the receivables and the underlying debt of the trust remain on HUSI's balance sheet. Repayment of the debt issued by the trust is secured by the receivables transferred to the trust. At December 31, 2005, the $1.5 billion of debt was secured by $2.2 billion of private label credit card receivables. As payments on the receivables are collected, funds are transferred to the trustee and new receivables are added to the trust to maintain the agreed upon level of collateral.

Contractual scheduled maturities for total long-term debt over the next five years are as follows.

--------------------------------------------------------------------------------
                                                                   (in millions)
2006 .........................................................        $   6,716
2007 .........................................................            7,639
2008 .........................................................            3,125
2009 .........................................................            4,435
2010 .........................................................              302

Note 15. Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------------

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

Where the critical terms of the hedge instrument are identical at hedge inception, the short-cut method of accounting is utilized. As a result, no retrospective or prospective assessment of effectiveness is required and no hedge ineffectiveness is recognized. However, in instances where the short-cut method of accounting cannot be applied, the regression and cumulative dollar offset methods are utilized in order to satisfy the retrospective and prospective assessment of hedge effectiveness for SFAS 133.

HUSI recognized net gains (losses) of approximately $2 million, $(3) million and $(8) million for the years ended December 31, 2005, 2004 and 2003 respectively, (reported as other income in the consolidated statement of income), which represented the ineffective portion of all fair value hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

Similarly, interest rate swaps and futures contracts that call for the payment of a fixed rate are utilized under the cash flow strategy to hedge the forecasted repricing of certain deposit liabilities. In order to initially qualify for hedge accounting, assessment of hedge effectiveness is demonstrated on a prospective basis utilizing the regression method. In order to satisfy the retrospective assessment of hedge effectiveness, the cumulative dollar offset method is utilized and ineffectiveness is recorded to the income statement on a monthly basis.

HUSI recognized net gains (losses) of approximately $1 million, $(1) million and $3 million for the years ended December 31, 2005, 2004 and 2003 respectively, (reported as a component of other income in the consolidated statement of income), which represented the total ineffectiveness of all cash flow hedges. Only the time value component of these derivative contracts has been excluded from the assessment of hedge effectiveness.

Gains or losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings pursuant to this strategy, are included in interest expense on deposit liabilities during the periods that net income is impacted by the underlying liabilities. As of December 31, 2005, approximately $14 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be included in earnings during 2006.

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

Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

--------------------------------------------------------------------------------
December 31                                                 2005            2004
--------------------------------------------------------------------------------
                                                             (in millions)
Interest rate:
      Futures and forwards .....................      $  106,826      $   79,830
      Swaps ....................................       1,674,091       1,219,657
      Options written ..........................         199,676         105,582
      Options purchased ........................         217,095          90,635
                                                      ----------      ----------
                                                       2,197,688       1,495,704
                                                      ----------      ----------
Foreign exchange:
      Swaps, futures and forwards ..............         308,264         234,424
      Options written ..........................          40,213          42,719
      Options purchased ........................          40,959          43,200
      Spot .....................................          21,099          21,927
                                                      ----------      ----------
                                                         410,535         342,270
                                                      ----------      ----------
Commodities, equities and precious metals:
      Swaps, futures and forwards ..............          48,702          40,876
      Options written ..........................          14,378          10,648
      Options purchased ........................          16,127          11,729
                                                      ----------      ----------
                                                          79,207          63,253
                                                      ----------      ----------

Credit derivatives .............................         391,814         135,937
                                                      ----------      ----------

Total ..........................................      $3,079,244      $2,037,164
                                                      ==========      ==========

Credit and Market Risks Associated with Derivative Contracts

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties including other HSBC entities. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

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

Future credit risk exposure in the following table is measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. The risk exposure calculated in accordance with the risk-based capital guidelines potentially overstates actual credit exposure, because:

o the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures; and

o the risk-based capital guidelines compute exposures over the life of derivative contracts. However, many contracts contain provisions that allow a bank to close out the transaction if the counterparty fails to post required collateral. As a result, these contracts have potential future exposures that are often much smaller than the future exposures derived from the risk-based capital guidelines.

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

-------------------------------------------------------------------------------
December 31                                                 2005          2004
-------------------------------------------------------------------------------
                                                             (in millions)
Risk associated with derivative contracts:
Current credit risk exposure .....................      $  8,155       $  9,607
Future credit risk exposure ......................        61,548         29,538
                                                        --------       --------
Total risk exposure ..............................        69,703         39,145
Less: collateral held against exposure ...........        (1,850)        (4,091)
                                                        --------       --------
Net credit risk exposure .........................      $ 67,853       $ 35,054
                                                        ========       ========

The table below summarizes the risk profile of the counterparties of HUSI's on balance sheet exposure to derivative contracts, net of cash and other highly liquid collateral.

--------------------------------------------------------------------------------
                                                  Percent of Current Credit Risk
                                                    Exposure, Net of Collateral
                                                  ------------------------------
 Rating equivalent at December 31                      2005              2004
--------------------------------------------------------------------------------
AAA to AA- ....................................          28%              32%
A+ to A- ......................................          39               47
BBB+ to BBB- ..................................          22               11
BB+ to B- .....................................           4                6
CCC+ and below ................................           7                4
                                                     ------           ------
Total .........................................         100%             100%
                                                     ======           ======

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

Note 16. Income Taxes
--------------------------------------------------------------------------------

Total income taxes were allocated as follows.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                               2005        2004          2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in millions)
To income before income taxes ...............................................................     $   566      $   718      $   570
To shareholders' equity as tax charge (benefit):
      Net unrealized gains (losses) on securities available for sale ........................        (111)         (20)         (99)
      Unrealized gain (loss) on derivatives classified as cash flow hedges ..................          78          (30)           6
      Unrealized gains on interest-only strip receivables ...................................           4           --           --
      Foreign currency translation, net .....................................................          (4)           4           16
                                                                                                  -------      -------      -------
                                                                                                  $   533      $   672      $   493
                                                                                                  =======      =======      =======

The components of income tax expense follow.

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                               2005        2004          2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in millions)
Current:
      Federal ...............................................................................     $   484      $   455      $   365
      State and local .......................................................................          90          150           48
      Foreign ...............................................................................           7           17           24
                                                                                                  -------      -------      -------
Total current ...............................................................................         581          622          437
Deferred, primarily federal .................................................................         (15)          96          133
                                                                                                  -------      -------      -------
Total income tax expense ....................................................................     $   566      $   718      $   570
                                                                                                  =======      =======      =======

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.

----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                       2005           2004           2003
----------------------------------------------------------------------------------------------------------------
Statutory rate .....................................................         35.0%          35.0%          35.0%
Increase (decrease) due to:
      State and local income taxes .................................          4.2            5.6            3.1
      Goodwill .....................................................           --             --             .9
      Release of tax reserves ......................................          (.3)          (2.9)            --
      Tax exempt interest income ...................................          (.7)           (.5)           (.8)
      Low income housing and miscellaneous other tax credits .......         (1.4)           (.5)           (.5)
      Other items ..................................................          (.1)           (.4)            --
                                                                         --------       --------       --------
Effective income tax rate ..........................................         36.7%          36.3%          37.7%
                                                                         ========       ========       ========

The components of the net deferred tax position are presented in the following table.

----------------------------------------------------------------------------------------------------------------
December 31                                                                                2005             2004
----------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Deferred tax assets:
      Allowance for credit losses ................................................     $    322         $    308
      Benefit accruals ...........................................................           96               97
      Accrued expenses not currently deductible ..................................           55               47
      Unrealized gains on securities available for sale ..........................          100              (11)
      Net purchase discount on acquired companies ................................           39               40
      Premium on purchased receivables ...........................................           12               44
                                                                                       --------         --------
         Total deferred tax assets ...............................................          624              525
                                                                                       --------         --------
Less deferred tax liabilities:
      Lease financing income accrued .............................................           13               26
      Investment securities ......................................................           90               12
      Accrued pension cost .......................................................           (3)             197
      Accrued income on foreign bonds ............................................           10               10
      Deferred gain recognition ..................................................           31               40
      Depreciation and amortization ..............................................           24               41
      Interest and discount income ...............................................          227              230
      Deferred fees/costs ........................................................           87              106
      Mortgage servicing rights ..................................................          137              116
      Other ......................................................................            6               21
                                                                                       --------         --------
         Total deferred tax liabilities ..........................................          622              799
                                                                                       --------         --------
         Net deferred tax asset (liability) ......................................     $      2         $   (274)
                                                                                       ========         ========

In the preceding table, the reduction in deferred tax liability related to accrued pension cost resulted from the transfer of sponsorship of HUSI's defined benefit pension plan to HNAH, effective January 1, 2005. See Note 22 beginning on page 127 of this Form 10-K for further information.

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not HUSI would realize the benefits of these deductible differences.

Note 17. Preferred Stock
--------------------------------------------------------------------------------

The following table presents information related to the issues of preferred stock outstanding.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Amount
                                                                     Shares      Dividend                Outstanding
                                                                Outstanding          Rate        -------------------------
December 31                                                            2005          2005             2005           2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)
Floating Rate Non-Cumulative Preferred Stock, Series F
  ($25 stated value) .......................................     20,700,000         4.319%       $     517       $     --
14,950,000 Depositary Shares each representing a
  one-fortieth interest in a share of Floating Rate Non-
  Cumulative Preferred Stock, Series G ($1,000 stated value)        373,750         4.918              374             --
6,000,000 Depositary shares each representing
  a one-fourth interest in a share of Adjustable
  Rate Cumulative Preferred Stock, Series D
  ($100 stated value) ......................................      1,500,000         4.500              150            150
$2.8575 Cumulative Preferred Stock ($50 stated value) ......      3,000,000         5.715              150            150
Dutch Auction Rate Transferable Securities(TM)
Preferred Stock (DARTS):
      Series A ($100,000 stated value) .....................            625         2.988               63             63
      Series B ($100,000 stated value) .....................            625         2.983               62             62
CTUS Inc. Preferred Stock ..................................            100            --               --(1)          --(1)
$1.8125 Cumulative Preferred Stock, Series E
  ($25 stated value) .......................................             --         7.250               --             75
                                                                                                 ---------       --------
                                                                                                 $   1,316       $    500
                                                                                                 =========       ========

(1)   Less than $500 thousand

In April 2005 HUSI issued $517.5 million of Floating Rate Non-Cumulative Preferred Stock, Series F. Dividends on the Series F Preferred Stock are non-cumulative and will be payable when and if declared by the board of directors of HUSI quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 3.5% per annum. The Series F Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after April 7, 2010 at a redemption price equal to $25 per share, plus accrued and unpaid dividends for the then-current dividend period.

In October 2005 HUSI issued $373.8 million of Floating Rate Non-Cumulative Preferred Stock, Series G. Dividends on the Series G Preferred Stock are non-cumulative and will be payable when and if declared by the board of directors of HUSI quarterly on the first calendar day of January, April, July and October of each year. Dividends on the stated value per share are payable for each dividend period at a rate equal to a floating rate per annum of .75% above three month LIBOR, but in no event will the rate be less than 4% per annum. The Series G Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after January 1, 2011 at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends for the then-current dividend period.

The Adjustable Rate Cumulative Preferred Stock, Series D is redeemable, as a whole or in part, at the option of HUSI at $100 per share (or $25 per depositary share), plus accrued and unpaid dividends. The dividend rate is determined quarterly, by reference to a formula based on certain benchmark market interest rates, but will not be less than 4 1/2% or more than 10 1/2% per annum for any applicable dividend period.

The $2.8575 Cumulative Preferred Stock may be redeemed at the option of HUSI, in whole or in part, on or after October 1, 2007 at $50 per share, plus accrued and unpaid dividends. Dividends are paid quarterly.

DARTS of each series are redeemable at the option of HUSI, in whole or in part, on any dividend payment date, at $100,000 per share, plus accrued and unpaid dividends. Dividend rates for each dividend period are set pursuant to an auction procedure. The maximum applicable dividend rates on the shares of DARTS range from 110% to 150% of the 60 day "AA" composite commercial paper rate.

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

All shares of the $1.8125 Cumulative Preferred Stock, Series E were redeemed at $25 per share in December 2005.

Note 18. Retained Earnings and Regulatory Capital Requirements
--------------------------------------------------------------------------------

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

Under the more restrictive of the above rules HBUS can pay dividends to HUSI as of December 31, 2005 of approximately $2 billion, adjusted by the effect of its net income (loss) for 2006 up to the date of such dividend declaration.

Capital amounts and ratios of HUSI and HBUS, calculated in accordance with banking regulations, are summarized in the following table.

-------------------------------------------------------------------------------------------------------------------------------
                                                          2005                                            2004
                                     ----------------------------------------         -----------------------------------------
                                        Capital    Well-Capitalized    Actual           Capital    Well-Capitalized    Actual
December 31                              Amount       Minimum Ratio     Ratio            Amount       Minimum Ratio     Ratio
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)
Total capital (to risk weighted
  assets):
      HUSI ......................    $   14,808          10.00%         12.53%        $  13,496          10.00%         12.53%
      HBUS ......................        14,464          10.00          12.32            13,270          10.00          12.46
Tier 1 capital (to risk weighted
  assets):
      HUSI ......................         9,746           6.00           8.25             8,983           6.00           8.34
      HBUS ......................         9,737           6.00           8.29             9,219           6.00           8.66
Tier 1 capital (to average
  assets):
      HUSI ......................         9,746           3.00           6.51             8,983           3.00           7.20
      HBUS ......................         9,737           5.00           6.61             9,219           5.00           7.51
Tangible common equity
  (to risk weighted assets):
      HUSI ......................         7,562                          6.40             7,611                          7.07
      HBUS ......................         9,778                          8.33             9,249                          8.70
Risk weighted assets:
      HUSI ......................       118,145                                         107,696
      HBUS ......................       117,382                                         106,470

The components of HUSI's risk-based capital are summarized in the following table.

------------------------------------------------------------------------------------------------------------------------
December 31                                                                                          2005           2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Tier 1 Capital:
      Common shareholder's equity .........................................................     $  10,278      $  10,366
      Preferred stock .....................................................................         1,191            375
      Minority interest (primarily trust preferred securities) ............................         1,038          1,029
      Goodwill, identifiable intangibles and other direct deductions from capital .........        (2,782)        (2,771)
      Other Tier 1 adjustments ............................................................            21            (16)
                                                                                                ---------      ---------
      Tier 1 capital ......................................................................         9,746          8,983
                                                                                                ---------      ---------

Tier 2 Capital:
      Long-term debt and other instruments qualifying as Tier 2 capital ...................         4,125          3,621
      Qualifying aggregate allowance for credit losses ....................................           934            872
      Other Tier 2 components .............................................................             3             20
                                                                                                ---------      ---------
      Tier 2 capital ......................................................................         5,062          4,513
                                                                                                ---------      ---------

Total capital .............................................................................     $  14,808      $  13,496
                                                                                                =========      =========

Note 19. Accumulated Other Comprehensive Income
--------------------------------------------------------------------------------

Accumulated other comprehensive income includes certain items that are reported directly within a separate component of shareholders' equity. The following table presents changes in accumulated other comprehensive income balances.

--------------------------------------------------------------------------------------------------------------------------
                                                                                            2005         2004         2003
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in millions)
Unrealized gains (losses) on available for sale securities:
Balance, January 1 .................................................................    $     21     $     61     $    236
  Increase (decrease) in fair value, net of taxes of $(71), $19 and $(75),
    in 2005, 2004 and 2003 respectively ............................................         (94)          14         (129)
  Net gains on sale of securities reclassified to net income, net of taxes
    of $(40), $(39) and $(25) in 2005, 2004 and 2003 respectively ..................         (55)         (54)         (46)
                                                                                        --------     --------     --------
  Net change .......................................................................        (149)         (40)        (175)
                                                                                        --------     --------     --------
Balance, December 31 ...............................................................        (128)          21           61
                                                                                        --------     --------     --------

Unrealized gains (losses) on derivatives classified as cash flow hedges:
Balance, January 1 .................................................................          (6)          52           41
  Change in unrealized gain (loss), net of taxes of $78, $(30) and $11
    in 2005, 2004 and 2003 respectively ............................................         104          (58)          11
                                                                                        --------     --------     --------
  Net change .......................................................................         104          (58)          11
                                                                                        --------     --------     --------
Balance, December 31 ...............................................................          98           (6)          52
                                                                                        --------     --------     --------

Unrealized gains on interest-only strip receivables:
Balance, January 1 .................................................................          --           --           --
  Change in unrealized gains on interest-only strip receivables,
    net of taxes of $4 in 2005 .....................................................           7           --           --
                                                                                        --------     --------     --------
  Net change .......................................................................           7           --           --
                                                                                        --------     --------     --------
Balance, December 31 ...............................................................           7           --           --
                                                                                        --------     --------     --------

Foreign currency translation adjustments:
Balance, January 1 .................................................................          16           15          (15)
  Translation gains, net of taxes of $(4), $4 and $16 in 2005, 2004
    and 2003 respectively ..........................................................          (5)           1           30
                                                                                        --------     --------     --------
  Net change .......................................................................          (5)           1           30
                                                                                        --------     --------     --------
Balance, December 31 ...............................................................          11           16           15
                                                                                        --------     --------     --------

Total accumulated other comprehensive income at December 31 ........................    $    (12)    $     31     $    128
                                                                                        ========     ========     ========

Note 20. Related Party Transactions
--------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                 2005              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Assets:
      Cash and due from banks .................................................         $    121          $    182          $     73
      Interest bearing deposits with banks ....................................               67               283               131
      Federal funds sold and securities purchased under resale
        agreements ............................................................              111                47                25
      Trading assets ..........................................................            5,386             3,167             1,811
      Loans ...................................................................            1,901             1,378               246
      Other ...................................................................               78               126                32
                                                                                        --------          --------          --------
      Total assets ............................................................         $  7,664          $  5,183          $  2,318
                                                                                        ========          ========          ========

Liabilities:
      Deposits ................................................................         $ 10,131          $  9,764          $  7,513
      Trading account liabilities .............................................            4,545             5,748             3,474
      Short-term borrowings ...................................................              698             1,089               735
      Other ...................................................................              106                28                38
                                                                                        --------          --------          --------
      Total liabilities .......................................................         $ 15,480          $ 16,629          $ 11,760
                                                                                        ========          ========          ========

------------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                 2005              2004              2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
Interest income ...............................................................         $     40          $     20          $     17
Interest expense ..............................................................              293               119                96
Trading (losses) income .......................................................           (2,543)           (2,821)              428
Other revenues ................................................................              130               147                58
Support services from HSBC affiliates:
      Fees paid to HTSU for technology services ...............................              216               172                --
      Fees paid to HSBC Finance Corporation ...................................              415                35                --
      Other fees, primarily treasury and traded markets services ..............              288               213               160

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

o HSBC Finance Corporation charges fees to HUSI for support services provided under various service level agreements, including loan origination and servicing as well as other operational and administrative support.

o In December of 2004, approximately $12 billion of private label receivables and other loans were purchased from HSBC Finance Corporation. Retained interests in securitized private label credit card receivable pools of approximately $3 billion were also acquired. HSBC Finance Corporation retained the customer relationships and continues to service the loans. By agreement, HUSI is purchasing additional receivables generated under current and future private label accounts at fair value on a daily basis. During 2005, underlying customer balances included within the private label portfolio have revolved, and new relationships have been added, bringing the total private label portfolio balance to approximately $15 billion at December 31, 2005. Private label receivables were acquired from HSBC Finance Corporation at a total premium of $411 million during 2005.

o During 2005, HUSI purchased approximately $1.5 billion of residential mortgage loans from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs. Total premiums paid to correspondents totaled $33 million, which is being amortized to interest income over the estimated life of the loans purchased. Purchases of residential mortgage loans from HSBC Finance Corporation correspondents were discontinued effective September 1, 2005.

o In July of 2004, in order to centralize the servicing of credit card receivables within a common HSBC affiliate in the United States, certain consumer MasterCard/Visa credit card customer relationships of HUSI were sold to HSBC Finance Corporation. A $99 million gain on this transaction was reported by HUSI in other revenues in 2004. Receivable balances associated with these relationships were not sold as part of the transaction. New receivable balances generated by these relationships are purchased at fair value from HSBC Finance Corporation on a daily basis. During 2005, $2.1 billion of receivables associated with these relationships were purchased from HSBC Finance Corporation at a premium of approximately $34 million, which is being amortized to interest income over the estimated life of the receivables purchased. Servicing for these relationships was also transferred to HSBC Finance Corporation.

o Effective October 1, 2004, HBUS is the originating lender for loans initiated for HSBC Finance Corporation's Taxpayer Financial Services business for clients of various third party tax preparers. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. Approximately $24 billion of loans were originated by HBUS and immediately sold to HSBC Finance Corporation during 2005, primarily during the first two quarters, resulting in gains of approximately $19 million and fees paid to HSBC Finance Corporation of $4 million.

o At December 31, 2005, HUSI had an unused $2 billion line of credit from HSBC Finance Corporation. The interest rate is comparable to third party rates for a line of credit with similar terms.

o Trading losses for the year ended December 31, 2005 and 2004 respectively, primarily represent the mark to market of the intercompany components of interest rate and foreign currency derivative swap transactions entered into with HSBC Finance Corporation, which are substantially offset by the mark to market of related contracts entered into with third parties that are not reflected in the table. Specifically, HSBC Finance Corporation enters into these swap contracts with HUSI in order to hedge its interest rate positions. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis.

The following business transactions were conducted with HMUS during 2005.

o HUSI utilizes HMUS for broker dealer, debt underwriting, customer referrals and for other treasury and traded markets related services, pursuant to service level agreements. Debt underwriting fees charged by HMUS are deferred as a reduction of long-term debt and amortized to interest expense over the life of the related debt. Customer referral fees paid to HMUS are netted against customer fee income, which is included in other fees and commissions. All other fees charged by HMUS are included in support services from HSBC affiliates.

o In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS. HUSI maintains no ownership interest in the residential mortgage loans after sale. Since inception of this program, HUSI has acquired approximately $5 billion of residential mortgage loans, which it subsequently sold to HMUS for total gains on sale of approximately $18 million.

At December 31, 2005, HUSI had an unused line of credit from HSBC of $2 billion. The interest rate is comparable to third party rates for a line of credit with similar terms.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $167 million was outstanding at December 31, 2005. Interest rates are comparable to third party rates for lines of credit with similar terms.

At December 31, 2005 and December 31, 2004, the aggregate notional amounts of all derivative contracts with HSBC affiliates were approximately $570 billion and $302 billion respectively. The net credit risk exposure related to these contracts was approximately $5 billion and $2 billion at December 31, 2005 and 2004 respectively.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI's share of the expense of the plans for the year ended 2005 and 2004 was $51 million and $61 million respectively. HUSI's share of expense has been reduced during 2005, resulting from a change in the amortization period utilized for share-based compensation in the CIBM business segment. A description of these plans is included in Note 21 beginning on page 124 of this Form 10-K.

During 2004, HUSI received capital contributions of $2.4 billion from its direct parent company, HNAI, in exchange for two shares of common stock. HUSI also contributed $2.4 billion to HBUS in exchange for two shares of common stock.

HUSI periodically pays dividends to its parent company, HNAI. Dividends declared in 2005 and 2004 were $675 million and $125 million respectively.

Note 21. Stock Option Plans and Restricted Share Plans
--------------------------------------------------------------------------------

Options have been granted to employees of HUSI under the HSBC Holdings Group Share Option Plan (the Group Share Option Plan), the HSBC Holdings Executive Share Option Scheme (the Executive Share Option Plan) and under the HSBC Holdings Savings-Related Share Option Plan (Sharesave). Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation expense was a credit to capital surplus, representing a contribution of capital from HSBC.

The following table presents information for each plan. Descriptions of each plan follow the table.

---------------------------------------------------------------------------------------------------------------------------------
December 31                                                                         2005                2004                 2003
---------------------------------------------------------------------------------------------------------------------------------
Group Share Option Plan:
      Total options granted ............................................              --           4,574,000           4,076,000
      Fair value per option granted ....................................      $       --          $     2.83          $     3.01
      Total compensation expense recognized (in millions) ..............      $        6          $       10          $       11
      Significant assumptions used to calculate fair value:
         Risk free interest rate .......................................              --%               4.90%               4.68%
         Expected life (years) .........................................              --                 6.9                   5
         Expected volatility ...........................................              --%                 25%                 30%

Sharesave (5 year vesting period):
      Total options granted ............................................         262,000             207,000             737,000
      Fair value per option granted ....................................      $     3.78          $     3.80          $     3.29
      Total compensation expense recognized (in millions) ..............      $       --          $       --          $        1
      Significant assumptions used to calculate fair value:
         Risk free interest rate .......................................             4.3%                5.0%               4.24%
         Expected life (years) .........................................               5                   5                   5
         Expected volatility ...........................................              20%                 25%                 30%

Sharesave (3 year vesting period):
      Total options granted ............................................         510,000             407,000             910,000
      Fair value per option granted ....................................      $     3.73          $     3.44          $     3.20
      Total compensation expense recognized (in millions) ..............      $        1          $        1          $        1
      Significant assumptions used to calculate fair value:
         Risk free interest rate .......................................             4.3%                4.9%               4.01%
         Expected life (years) .........................................               3                   3                   3
         Expected volatility ...........................................              20%                 25%                 30%

Restricted Share Plan:
      Total compensation expense recognized (in millions) ..............      $       44          $       50          $       46

Executive Share Option Plan:
      Total compensation expense recognized (in millions) ..............      $       --          $       --          $        1

      Group Share Option Plan

The Group Share Option Plan was a discretionary long-term incentive compensation plan available prior to 2005, to certain HUSI employees based on performance criteria. Options were granted at market value and are normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions.

Fair values of Group Share Option Plan awards made in 2004, measured at the date of grant, were calculated using a binomial lattice methodology that is based on the underlying assumptions of the Black-Scholes option pricing model. When modeling options with vesting dependent on attainment of certain performance conditions over a period of time, these performance targets are incorporated into the model using Monte-Carlo simulation. The expected life of options depends on the behavior of option holders, which is incorporated into the option model consistent with historic observable data. The fair values are inherently subjective and uncertain due to the assumptions made and the limitations of the model used. Prior to 2004, options were valued using a simpler methodology, which was also based on the Black-Scholes model.

No options were granted under the Group Share Option Plan in 2005, since the plan was terminated by HSBC in May 2005. In lieu of options, employees now receive grants of HSBC Holdings ordinary shares subject to certain vesting conditions. All existing stock option grants under the Group Share Option Plan remain in effect subject to the same conditions as before plan termination and compensation expense continues to be recognized over the various grant vesting periods.

      Sharesave

Sharesave is an employee share option plan that enables eligible employees to enter into savings contracts of either three or five year terms, with the ability to decide at the end of the contract term, to either use their accumulated savings to purchase HSBC Holdings ordinary shares at a discounted option price or have the savings plus interest repaid in cash. Employees can save up to approximately $400 per month over all their Sharesave savings contracts. The option price is determined at the beginning of the offering period each plan year and represents a 20% discount from the average price in London of the HSBC Holdings ordinary shares over the five trading days preceding the offering. The options are exercisable within six months following the third or fifth anniversary of the beginning of the relevant savings contract.

The fair value of options granted under Sharesave was estimated as of the date of grant using a third party option pricing model in 2005 and 2004, and the Black-Scholes option pricing model in 2003.

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

      Executive Share Option Plan

The Executive Share Option Plan was a discretionary long-term incentive compensation plan available to certain HUSI employees, based on performance criteria and potential, with grants usually made each year. Options were granted at market value and were normally exercisable between the third and tenth anniversaries of the date of grant, subject to vesting conditions. No grants have been made under this plan since the adoption of the Group Share Option Plan in 2001, and no compensation expense has been recognized since 2003.

Note 22. Pension and Other Postretirement Benefits
--------------------------------------------------------------------------------

Defined Benefit Pension Plans

In November 2004, sponsorship of the defined benefit pension plan of HUSI and the defined benefit pension plan of HSBC Finance Corporation was transferred to HNAH. Effective January 1, 2005, the two separate plans were combined into a single HNAH defined benefit pension plan which facilitates the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC companies operating in the U.S. As a result, the pension asset relating to HUSI's defined benefit plan of $279 million, net of tax, was transferred to HNAH as a capital transaction in the first quarter of 2005.

The components of pension expense for the defined benefit plan reflected in HUSI's consolidated statement of income, are shown in the table below. The pension expense for the year ended December 31, 2005 reflects the portion of the pension expense of the combined HNAH pension plan which has been allocated to HUSI.

------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                     2005             2004              2003
------------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Service cost-benefits earned during the period .................       $     27         $     31          $     29
Interest cost on projected benefit obligation ..................             62               69                64
Expected return on assets ......................................            (89)             (96)              (87)
Amortization of prior service cost .............................              1                1                 1
Recognized losses ..............................................              5               26                32
                                                                       --------         --------          --------
Pension expense ................................................       $      6         $     31          $     39
                                                                       ========         ========          ========

The information and activity presented below as of and for the year ended December 31, 2005 relates to the post-merger HNAH defined benefit pension plan, unless noted otherwise. The information and activity presented as of December 31, 2004 and December 31, 2003 and for the years then ended, reflect the pre-merger HUSI defined benefit pension plan balances and activity.

The assumptions used in determining pension expense of the defined benefit plan are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                       2005              2004              2003
------------------------------------------------------------------------------------------------------------------
                                                                 (Post-merger)      (Pre-merger)      (Pre-merger)
Discount rate ..................................................       6.00%             6.25%             6.75%
Salary increase assumption .....................................       3.75              3.75              3.75
Expected long-term rate of return on plan assets ...............       8.33              8.00              8.75

HNAH retains both an unaffiliated third party and an HSBC affiliate to provide investment consulting services. Given the plan's current allocation of equity and fixed income securities and using investment return assumptions which are based on long term historical data, the long term expected return for plan assets is reasonable.

The funded status of the defined benefit pension plan is shown below. The components shown below as of December 31, 2005 reflect the funded status of the post-merger HNAH pension plan and not the interests of HUSI.

------------------------------------------------------------------------------------------------------------------
December 31                                                                             2005                 2004
------------------------------------------------------------------------------------------------------------------
                                                                                (Post-merger)         (Pre-merger)
                                                                                           (in millions)
Funded status                                                                     $     (146)          $      130
Unrecognized net actuarial gain                                                          502                  348
Unamortized prior service cost                                                             3                    4
                                                                                  ----------           ----------
Prepaid pension cost                                                              $      359           $      482
                                                                                  ==========           ==========

A reconciliation of beginning and ending balances of the fair value of plan assets associated with the defined benefit pension plan is shown below. The activity shown for the year ended December 31, 2005 reflects the activity of the merged HNAH defined benefit pension plan.

--------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                   2005                 2004
--------------------------------------------------------------------------------------------------------------------
                                                                                       (Post-merger)    (Pre-merger)
                                                                                              (in millions)
Fair value of plan assets at beginning of year ....................................      $   1,304        $   1,222
Transfer in of assets from the former HSBC Finance Corporation Plan ...............          1,001               --
Actual return on plan assets ......................................................            169              120
Benefits paid .....................................................................            (90)             (38)
                                                                                         ---------        ---------
Fair value of plan assets at end of year ..........................................      $   2,384        $   1,304
                                                                                         =========        =========

HUSI does not currently anticipate making employer contributions to the defined benefit plan in 2006.

The allocation of the pension plan assets at December 31, 2005 and 2004 is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                         Percentage of Plan Assets
                                                                                               at December 31,
                                                                                      -----------------------------
                                                                                           2005             2004
--------------------------------------------------------------------------------------------------------------------
                                                                                      (Post-merger)     (Pre-merger)
Equity securities .................................................................             69%              61%
Debt securities ...................................................................             31               36
Other .............................................................................             --                3
                                                                                         ---------        ---------
Total .............................................................................            100%             100%
                                                                                         =========        =========

There were no investments in HSBC ordinary shares or American depositary shares at December 31, 2005 and 2004.

The primary objective of the defined benefit pension plan is to provide eligible employees with regular pension benefits. Since the plans are governed by the Employee Retirement Income Security Act of 1974 (ERISA), ERISA regulations serve as guidance for the management of plan assets. Consistent with prudent standards of preservation of capital and maintenance of liquidity, the goals of the plans are to earn the highest possible rate of return consistent with the tolerance for risk as determined by the investment committee in its role as a fiduciary. In carrying out these objectives, short-term fluctuations in the value of plan assets are considered secondary to long-term investment results. A third party is used to provide investment consulting services such as recommendations on the type of funds to be invested in and monitoring the performance of fund managers. In order to achieve the return objectives of the plans, the plans are diversified to ensure that adverse results from one security or security class will not have an unduly detrimental effect on the entire investment portfolio. Assets are diversified by type, characteristic and number of investments as well as by investment style of management organization. Equity securities are invested in large, mid and small capitalization domestic stocks as well as international stocks.

A reconciliation of beginning and ending balances of the projected benefit obligation of the defined benefit pension plans is shown below. The projected benefit obligation shown for the year ended December 31, 2005 reflects the projected benefit obligation of the merged HNAH plan.

--------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                   2005                 2004
--------------------------------------------------------------------------------------------------------------------
                                                                                  (Post-merger)         (Pre-merger)
                                                                                            (in millions)
Projected benefit obligation at beginning of year .............                     $   1,173            $   1,102
Transfer in from the HSBC Finance Corporation Plan ............                         1,020                   --
Service cost ..................................................                            94                   31
Interest cost .................................................                           130                   69
Actuarial gains ...............................................                           203                    9
Benefits paid .................................................                           (90)                 (38)
                                                                                    ---------            ---------
Projected benefit obligation at end of year ...................                     $   2,530            $   1,173
                                                                                    =========            =========

HUSI's share of the projected benefit obligation at December 31, 2005 is approximately $1 billion. The accumulated benefit obligation for the post-merger HNAH defined benefit pension plans was approximately $2 billion at December 31, 2005. HUSI's share of the accumulated benefit obligation at December 31, 2005 was approximately $1 billion. The accumulated benefit obligation for the pre-merger defined benefit pension plans was approximately $1 billion at December 31, 2004.

Estimated future benefit payments for the HNAH defined benefit plan and HUSI's share of those payments are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                                            HUSI's
                                                                                         HNAH                Share
--------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
2006 ......................................................................          $    102             $     42
2007 ......................................................................               112                   46
2008 ......................................................................               121                   50
2009 ......................................................................               129                   54
2010 ......................................................................               136                   58
2011-2015 .................................................................               848                  366

The assumptions used in determining the projected benefit obligation of the defined benefit plans at December 31 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                       2005              2004              2003
--------------------------------------------------------------------------------------------------------------------
                                                                  (Post-merger)       (Pre-merger)      (Pre-merger)
Discount rate .........................................                5.70%             6.00%             6.25%
Salary increase assumption ............................                3.75              3.75              3.75

Postretirement Plans Other Than Pensions

HUSI's employees also participate in several plans which provide medical, dental and life insurance benefits to retirees and eligible dependents. These plans cover substantially all employees who meet certain age and vested service requirements. HUSI has instituted dollar limits on payments under the plans to control the cost of future medical benefits.

The net postretirement benefit cost included the following:

-----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                   2005               2004             2003
-----------------------------------------------------------------------------------------------------------------
                                                                                      (in millions)
Service cost - benefits earned during the period ...............      $     2           $      2         $      3
Interest cost ..................................................            7                  7                7
Amortization of transition obligation ..........................            3                  3                3
                                                                      -------           --------         --------
Net periodic postretirement benefit cost .......................      $    12           $     12         $     13
                                                                      =======           ========         ========

The assumptions used in determining the net periodic postretirement benefit cost for HUSI's postretirement benefit plans at December 31 are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                       2005               2004             2003
-----------------------------------------------------------------------------------------------------------------
Discount rate ....................................................     6.00%              5.75%            6.25%
Salary increase assumption .......................................     3.75               3.75             3.75

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation is as follows:

-----------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                   2005              2004
-----------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Accumulated benefit obligation at beginning of year ........................         $    122          $    124
Service cost ...............................................................                2                 2
Interest cost ..............................................................                7                 6
Foreign currency exchange rate changes .....................................                1                 1
Actuarial losses ...........................................................               (4)               --
Benefits paid ..............................................................               (9)              (11)
                                                                                     --------          --------
Accumulated benefit obligation at end of year ..............................         $    119          $    122
                                                                                     ========          ========

HUSI's postretirement benefit plans are funded on a pay-as-you-go basis. HUSI currently estimates that it will pay benefits of approximately $9 million relating to the postretirement benefit plans in 2006. The components of the accrued postretirement benefit obligation are as follows:

-----------------------------------------------------------------------------------------------------------------
December 31                                                                              2005               2004
-----------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Funded status ..............................................................       $     (119)        $     (122)
Unrecognized net actuarial (loss) gain .....................................                8                 12
Unamortized transition obligation ..........................................               21                 24
                                                                                   ----------         ----------
Accrued postretirement benefit obligation ..................................       $      (90)        $      (86)
                                                                                   ==========         ==========

Estimated future benefit payments for HUSI's plans are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
2006 ...........................................................................................      $      9
2007 ...........................................................................................             9
2008 ...........................................................................................             9
2009 ...........................................................................................             9
2010 ...........................................................................................             9
2011-2015 ......................................................................................            49

The assumptions used in determining the benefit obligation of HUSI's postretirement benefit plans at December 31 are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                       2005              2004              2003
----------------------------------------------------------------------------------------------------------------
Discount rate ...............................................          5.70%             6.00%             5.75%
Salary increase assumption ..................................          3.75              3.75              3.75

A 10.5 percent annual rate of increase in the gross cost of covered health care benefits was assumed for 2006. This rate of increase is assumed to decline gradually to 5 percent in 2014.

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would increase (decrease) service and interest costs and the postretirement benefit obligation as follows:

---------------------------------------------------------------------------------------------------------------
                                                                             One Percent          One Percent
                                                                                Increase             Decrease
---------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Effect on total of service and interest cost components ...........              $    --              $    --
Effect on postretirement benefit obligation .......................                    1                   (2)

      Other Plans

HUSI maintains a 401(k) plan covering substantially all employees. Employer contributions to the plan are based on employee contributions. Total expense recognized for this plan was approximately $33 million, $18 million and $18 million in 2005, 2004 and 2003 respectively.

Certain employees are participants in various defined contribution and other non-qualified supplemental retirement plans. Total expense recognized for these plans was immaterial in 2005, 2004 and 2003.

Note 23. Business Segments
--------------------------------------------------------------------------------

HUSI reports and manages its business segments consistently with the line of business groupings used by HSBC. HUSI has five distinct segments that it utilizes for management reporting and analysis purposes. Descriptions of HUSI's business segments are presented in Item 1 on pages 4-5 of this Form 10-K.

Results for each segment are summarized in the following tables. Prior period disclosures previously reported for 2004 and 2003 have been conformed herein to the presentation of current segments, including methodology changes related to the transfer pricing of assets and liabilities.

------------------------------------------------------------------------------------------------------------------------------------
                                             PFS           CF           CMB          CIBM            PB         Other         Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
2005
      Net interest income (1) .....    $   1,203    $     583     $     661     $     456     $     172     $     (12)    $   3,063
      Other revenues ..............          442          356           183           641           257            32         1,911
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Total revenues ..............        1,645          939           844         1,097           429            20         4,974
      Operating expenses (2) ......        1,033          424           379           650           272            --         2,758
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Working contribution ........          612          515           465           447           157            20         2,216
      Provision for credit
        losses (3) ................          103          599            22           (47)           (3)           --           674
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Income (loss) before
        income tax expense ........    $     509    $     (84)    $     443     $     494     $     160     $      20     $   1,542
                                       =========    =========     =========     =========     =========     =========     =========

      Average assets ..............    $  49,084    $  19,316     $  15,817     $  57,597     $   5,041     $     321     $ 147,176
      Average liabilities/
        equity (4) ................       43,304          684        17,856        75,579         9,751             2       147,176
      Goodwill at December 31,
        2005 (5) ..................        1,167           --           468           631           428            --         2,694

2004
      Net interest income (1) .....    $   1,090    $     182     $     584     $     766     $     130     $     (11)    $   2,741
      Other revenues ..............          381            2           170           534           204            28         1,319
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Total revenues ..............        1,471          184           754         1,300           334            17         4,060
      Operating expenses (2) ......          944           17           352           525           263            --         2,101
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Working contribution ........          527          167           402           775            71            17         1,959
      Provision for credit
        losses (3) ................           81           22           (26)          (95)            1            --           (17)
                                       ---------    ---------     ---------     ---------     ---------     ---------     ---------
      Income before income
        tax expense ...............    $     446    $     145     $     428     $     870     $      70     $      17     $   1,976
                                       =========    =========     =========     =========     =========     =========     =========

      Average assets ..............    $  41,202    $   4,256     $  13,750     $  48,689     $   4,029     $     300     $ 112,226
      Average liabilities/
        equity (4) ................       34,165           (2)       14,670        54,442         8,951            --       112,226
      Goodwill at December 31,
        2004 (5) ..................        1,167           --           471           631           428            --         2,697

------------------------------------------------------------------------------------------------------------------------------------
                                                      PFS          CF         CMB        CIBM           PB        Other        Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
2003
      Net interest income (1) ...............    $  1,081    $     --    $    592    $    731     $    123     $    (17)    $  2,510
      Other revenues ........................         250          --         158         526          195           25        1,154
                                                 --------    --------    --------    --------     --------     --------     --------
      Total revenues ........................       1,331          --         750       1,257          318            8        3,664
      Operating expenses (2) ................         930          --         402         442          265            1        2,040
                                                 --------    --------    --------    --------     --------     --------     --------
      Working contribution ..................         401          --         348         815           53            7        1,624
      Provision for credit
        losses (3) ..........................          68          --          55          (8)          (2)          --          113
                                                 --------    --------    --------    --------     --------     --------     --------
      Income before income
        tax expense .........................    $    333    $     --    $    293    $    823     $     55     $      7     $  1,511
                                                 ========    ========    ========    ========     ========     ========     ========

      Average assets ........................    $ 28,601    $     --    $ 14,236    $ 45,738     $  2,936     $    314     $ 91,825
      Average liabilities/
        equity (4) ..........................      31,066          --      13,281      38,917        8,561           --       91,825
      Goodwill at
      December 31, 2003 (5) .................       1,223          --         495         631          428           --        2,777

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

(5) The reduction in goodwill from December 31, 2004 to December 31, 2005 resulted from the sale of certain branches during 2005. The reduction in goodwill from December 31, 2003 to December 31, 2004 resulted from the sale or transfer of certain domestic and foreign operations during 2004.

Note 24. Collateral, Commitments and Contingent Liabilities
--------------------------------------------------------------------------------

Pledged Assets

The following table presents pledged assets included in the consolidated balance sheet.

--------------------------------------------------------------------------------------------------------------------
December 31                                                                              2005                 2004
--------------------------------------------------------------------------------------------------------------------
                                                                                            (in millions)
Interest bearing deposits with banks ....................................          $    1,170           $      767
Trading assets ..........................................................               1,452                  305
Securities available for sale ...........................................               6,369                6,096
Securities held to maturity .............................................                 447                  655
Loans ...................................................................               8,204                5,971
                                                                                   ----------           ----------
Total ...................................................................          $   17,642           $   13,794
                                                                                   ==========           ==========

Securities available for sale are primarily pledged against various short-term borrowings. Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank and private label credit card receivables pledged against secured long-term borrowings.

In accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), debt securities pledged as collateral that can be sold or repledged by the secured party continue to be reported on the consolidated balance sheet. The fair value of securities available for sale that can be sold or repledged at December 31, 2005 and 2004 was approximately $2,152 million and $1,320 million respectively.

The fair value of collateral accepted by HUSI not reported on the consolidated balance sheet that can be sold or repledged at December 31, 2005 and 2004 was approximately $5,800 million and $2,834 million respectively. This collateral was obtained under security resale agreements. Of this collateral, approximately $1,158 million at December 31, 2005 has been sold or repledged as collateral under repurchase agreements or to cover short sales compared with $2,081 million at December 31, 2004.

The 2004 increase in pledged assets resulted from collateral requirements associated with increased short-term borrowings and with increased derivatives activity.

Lease Obligations

HUSI and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. The following table presents actual and expected minimum lease payments under noncancellable operating leases, net of sublease rentals.

--------------------------------------------------------------------------------------------------------------------
December 31                                                                   2005           2004             2003
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in millions)
Actual annual rental expense ..................................            $    89          $  82           $   63
                                                                           =======          =====           ======
Minimum expected future payments:
      2006 ..........................................................      $    79
      2007 ..........................................................           72
      2008 ..........................................................           61
      2009 ..........................................................           54
      2010 ..........................................................           46
      Thereafter ....................................................          179
                                                                           -------
                                                                           $   491
                                                                           =======

Litigation

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

Note 25. Variable Interest Entities (VIEs)
--------------------------------------------------------------------------------

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI's control and risk management objectives and to help ensure an efficient structure from a taxation and regulatory perspective.

      Consolidated VIEs

HUSI entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $1,060 million in trading assets at December 31, 2005. These assets are pledged as collateral for obligations of the VIEs. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

      Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at December 31, 2005. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary.

--------------------------------------------------------------------------------------------------------------------
                                                        December 31, 2005                    December 31, 2004
                                                  ------------------------------        ----------------------------
                                                                       Maximum                             Maximum
                                                       Total          Exposure              Total         Exposure
                                                      Assets           to Loss             Assets          to Loss
--------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Asset backed commercial paper conduit .........   $   10,183         $   7,423           $   5,657        $  5,867
Securitization vehicles .......................        1,774               565               1,062             552
Investment funds . ............................        2,513                --               2,832              36
Capital funding vehicles ......................        1,093                32               1,093              32
Low income housing tax credits ................        1,080               165                 994              88
                                                  ----------         ---------           ---------        --------
Total                                             $   16,643         $   8,185           $  11,638        $  6,575
                                                  ==========         =========           =========        ========

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

HUSI and other banks provide one year liquidity facilities, in the form of either loan or asset purchase commitments, in support of each transaction in the financing entity. HUSI does not provide any program wide enhancements to the financing entities. In the preceding table, HUSI's maximum exposure to loss is the total notional amount of the liquidity facilities.

In the normal course of business, HUSI provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer their own receivables into the financing entity, has no ownership interest in, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.4 billion at December 31, 2005. These facilities are excluded from the table summarizing HUSI's involvement in VIEs.

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

      Low Income Housing Tax Credits

HUSI participates as a limited partner in Low Income Housing Tax Credit Partnerships. These investments are recorded as other assets on the consolidated balance sheet using the equity method of accounting. HUSI also receives tax benefits over a period of time specified in the investment contracts. HUSI's investment is reduced over time for its share of any operating losses incurred by the partnership as well as for any amortization over the time period in which tax credits are received. Tax credits may be subject to recapture if the underlying properties do not remain in compliance with certain conditions. Some of these partnerships have been determined to be VIEs. HUSI's maximum exposure to loss shown in the table represents the net assets recorded on the balance sheet, estimated expected reduction of future tax liabilities, and potential recapture of tax credits allowed in prior years.

Note 26. Fair Value of Financial Instruments
--------------------------------------------------------------------------------

HUSI is required to disclose the estimated fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). The disclosures do not attempt to estimate or represent the fair value of HUSI as a whole. The disclosures exclude assets and liabilities that are not financial instruments, including intangible assets, such as goodwill. The estimation methods and assumptions used by HUSI to value individual classifications of financial instruments are described below. Different assumptions could significantly affect the estimates. Accordingly, the net realizable values upon liquidation of the financial instruments could be materially different from the estimates presented.

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

For commercial loans, the allowance for credit losses is allocated to the expected cash flows to provide for credit risk. A published interest rate that equates closely to a "risk-free" or "low-risk" loan rate is used as the discount rate. The interest rate is adjusted for a liquidity factor, as appropriate.

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

Deposits - The fair value of demand, savings, and money market deposits is equal to the carrying value. For deposits with fixed maturities, fair value is estimated using market interest rates currently offered on deposits with similar characteristics and maturities.

Long-term debt - Fair value is estimated using interest rates currently available to HUSI for borrowings with similar characteristics and maturities.

The summarized carrying values and estimated fair values of financial instruments as of December 31, 2005 and 2004 follows.


---------------------------------------------------------------------------------------------------------------------------
                                                                                     2005                      2004
                                                                           ----------------------    ----------------------
                                                                            Carrying         Fair     Carrying         Fair
December 31                                                                    Value        Value        Value        Value
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Financial assets:
      Instruments with carrying value equal to fair value .............    $  13,385    $  13,385    $   9,845    $   9,845
      Trading assets ..................................................       21,220       21,220       19,815       19,815
      Securities available for sale ...................................       17,764       17,764       14,655       14,655
      Securities held to maturity .....................................        3,171        3,262        3,881        4,042
      Loans, net of allowance .........................................       89,496       88,467       84,159       84,216
      Derivative instruments included in other assets (1) .............          305          305          217          217

Financial liabilities:
      Instruments with carrying value equal to fair value .............        7,562        7,562       10,200       10,200
      Deposits:
         Without fixed maturities .....................................       77,924       77,924       68,234       68,234
         Fixed maturities .............................................       13,891       13,889       11,747       11,749
      Trading account liabilities .....................................       10,710       10,710       12,120       12,120
      Long-term debt ..................................................       27,959       28,448       23,839       24,589
      Derivative instruments included in other liabilities (1) ........           80           80          176          176

(1) At December 31, 2005 and 2004, the amounts reported relate to derivative contracts that qualify for hedge accounting treatment as defined by SFAS 133.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees, which approximate those currently charged to originate similar commitments.

Note 27. Financial Statements of HSBC USA Inc. (parent)
--------------------------------------------------------------------------------

Condensed parent company financial statements follow.

------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
December 31                                                                                                        2005         2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (in millions)
Assets:
Cash and due from banks ..................................................................................    $      --    $      --
Interest bearing deposits with banks (including $3,216 and $1,286 in banking subsidiary) .................        3,281        1,351
Trading assets ...........................................................................................          584          279
Securities purchased under resale agreements .............................................................            6            3
Securities available for sale ............................................................................          157           20
Securities held to maturity (fair value $136 and $162) ...................................................          128          151
Loans (net of allowance for credit losses of $1 and $1) ..................................................          131          533
Receivables from subsidiaries ............................................................................        1,616        1,766
Investment in subsidiaries at amount of their net assets:
      Banking ............................................................................................       11,888       11,385
      Other ..............................................................................................          403          350
Goodwill .................................................................................................          604          604
Other assets .............................................................................................          158          179
                                                                                                              ---------    ---------
Total assets .............................................................................................    $  18,956    $  16,621
                                                                                                              =========    =========

Liabilities:
Interest, taxes and other liabilities ....................................................................    $     147    $     180
Short-term borrowings ....................................................................................        2,620        2,480
Long-term debt (1) .......................................................................................        4,595        3,092
Long-term debt due to subsidiary (1) .....................................................................           --            3
                                                                                                              ---------    ---------
Total liabilities ........................................................................................        7,362        5,755
Shareholders' equity * ...................................................................................       11,594       10,866
                                                                                                              ---------    ---------
Total liabilities and shareholders' equity ...............................................................    $  18,956    $  16,621
                                                                                                              =========    =========

*     See Consolidated Statement of Changes in Shareholders' Equity, page 85.

(1) Contractual scheduled maturities for the debt over the next five years are as follows: $300 million for 2006; 2007, $1,598 million; 2008, $240 million; 2009, $561 million and none in 2010.

----------------------------------------------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31                                                                 2005            2004            2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                               (in millions)
Income:
      Dividends from banking subsidiaries ..................................     $      675      $      125      $      690
      Dividends from other subsidiaries ....................................              2               2              34
      Interest from banking subsidiaries ...................................            167             104              99
      Interest from other subsidiaries .....................................              1               1               1
      Other interest income ................................................             30              19              16
      Securities transactions ..............................................             13               4              (2)
      Other income .........................................................             35              91              49
                                                                                 ----------      ----------      ----------
Total income ...............................................................            923             346             887
                                                                                 ----------      ----------      ----------
Expenses:
      Interest (including $-, $86 and $64 paid to subsidiaries) ............            350             240             229
      Provision for credit losses ..........................................             --               3              36
      Other expenses .......................................................             17              20              24
                                                                                 ----------      ----------      ----------
Total expenses .............................................................            367             263             289
                                                                                 ----------      ----------      ----------
Income before taxes and equity in undistributed income of subsidiaries......            556              83             598
Income tax benefit .........................................................            (40)            (21)            (64)
                                                                                 ----------      ----------      ----------
Income before equity in undistributed income of subsidiaries ...............            596             104             662
Equity in undistributed income of subsidiaries .............................            380           1,154             279
                                                                                 ----------      ----------      ----------
Net income .................................................................     $      976      $    1,258      $      941
                                                                                 ==========      ==========      ==========

---------------------------------------------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31                                                                   2005           2004           2003
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)
Cash flows from operating activities:
      Net income ..............................................................    $      976     $    1,258     $      941
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, amortization and deferred taxes ........................            (3)            13             13
         Provision for credit losses ..........................................            --              3             36
         Net change in other accrued accounts .................................           (77)           137             25
         Undistributed income of subsidiaries .................................          (380)        (1,154)          (279)
         Other, net ...........................................................          (286)           (80)           (63)
                                                                                   ----------     ----------     ----------
            Net cash provided by operating activities .........................           230            177            673
                                                                                   ----------     ----------     ----------
Cash flows from investing activities:

      Net change in interest bearing deposits with banks ......................        (1,930)          (738)           306
      Purchases of securities .................................................          (174)           (11)            (1)
      Sales and maturities of securities ......................................            58             41             31
      Net originations and maturities of loans ................................           414           (435)           (32)
      Net change in investments in and advances to subsidiaries ...............          (490)        (1,510)          (539)
      Other, net ..............................................................           172            (65)            56
                                                                                   ----------     ----------     ----------
            Net cash used in investing activities .............................        (1,950)        (2,718)          (179)
                                                                                   ----------     ----------     ----------
Cash flows from financing activities:
      Net change in short-term borrowings .....................................           140            733            261

      Issuance of long-term debt, net of issuance costs .......................         1,497             --             --
      Repayment of long-term debt .............................................            (3)          (424)            --
      Dividends paid ..........................................................          (711)          (148)          (712)
      Reductions of capital surplus ...........................................           (22)           (20)           (44)
      Preferred stock issuance, net of redemptions ............................           816             --             --
      Capital contribution from HNAI ..........................................             3          2,400             --
                                                                                   ----------     ----------     ----------
Net cash provided by (used in) financing activities ...........................         1,720          2,541           (495)
                                                                                   ----------     ----------     ----------
Net change in cash and due from banks .........................................            --             --             (1)
Cash and due from banks at beginning of year ..................................            --             --              1
                                                                                   ----------     ----------     ----------
Cash and due from banks at end of year ........................................    $       --     $       --     $       --
                                                                                   ==========     ==========     ==========

Cash paid for:
      Interest ................................................................    $      349     $      237     $      228
                                                                                   ==========     ==========     ==========

HBUS is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to HUSI. See Note 18 on page 119 for further discussion.

Quarterly Results of Operations (Unaudited)
--------------------------------------------------------------------------------

The following table presents a quarterly summary of selected financial information.

-------------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                                       December 31      September 30        June 30       March 31
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              (in millions)
2005
Net interest income .............................................       $   742           $   761        $   785        $   775
                                                                        -------           -------        -------        -------
Trading revenues ................................................           127               137             35             96
Residential mortgage banking revenue (expense) ..................            23                31            (13)            23
Securities gains, net ...........................................             2                17             64             23
Other income ....................................................           362               320            327            337
                                                                        -------           -------        -------        -------
Total other revenues ............................................           514               505            413            479
                                                                        -------           -------        -------        -------
Operating expenses ..............................................           746               673            684            655
Provision for credit losses .....................................           198               199            170            107
                                                                        -------           -------        -------        -------
Income before income tax expense ................................           312               394            344            492
Income tax expense ..............................................           116               142            131            177
                                                                        -------           -------        -------        -------
Net income ......................................................       $   196           $   252        $   213        $   315
                                                                        =======           =======        =======        =======

2004
Net interest income .............................................       $   700           $   698        $   689        $   654
                                                                        -------           -------        -------        -------
Trading revenues ................................................            99                21             78             90
Residential mortgage banking revenue (expense) ..................           (14)              (65)           (17)           (24)
Securities gains, net ...........................................            26                18              3             38
Other income ....................................................           214               388            234            230
                                                                        -------           -------        -------        -------
Total other revenues ............................................           325               362            298            334
                                                                        -------           -------        -------        -------
Operating expenses ..............................................           613               480            520            488
Provision (credit) for credit losses ............................           (24)               27              6            (26)
                                                                        -------           -------        -------        -------
Income before income tax expense ................................           436               553            461            526
Income tax expense ..............................................           167               214            130            207
                                                                        -------           -------        -------        -------
Net income ......................................................       $   269           $   339        $   331        $   319
                                                                        =======           =======        =======        =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no disagreements on accounting and financial disclosure matters between HUSI and its independent accountants during 2005.

Item 9A. Controls and Procedures
--------------------------------------------------------------------------------

HUSI maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the Exchange
Act), is recorded, processed, summarized and reported on a timely basis. HUSI's Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of HUSI's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HUSI's disclosure controls and procedures were effective as of the end of the period covered by this report, so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

There have been no significant changes in HUSI's internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

HUSI continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Section 404 requires management to report on, and external auditors to attest to, the effectiveness of HUSI's internal controls structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, HUSI's first report under Section 404 will be contained in its Form 10-K for the period ended December 31, 2007.

PART III

Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors

Set forth below is certain biographical information relating to the members of HUSI's Board of Directors. The members of the HUSI Board of Directors also comprise the HBUS Board of Directors. Each director is elected annually. There are no family relationships among the directors.

Salvatore H. Alfiero, age 68, Chairman and Chief Executive Officer, Protective Industries, LLC. since May 2001. He is also a director of Phoenix Companies, Inc., Southwire Company, Fresh Del Monte Produce Company and National Health Care Affiliates. He has been a director of HBUS since 1996, a director of HUSI since 2000 and a director of HNAH since 2005.

Donald K. Boswell, age 54, President and Chief Executive Officer, Western New York Public Broadcasting Association since 1998. Mr. Boswell has been in public broadcasting since 1977. He has been a director of HBUS and HUSI since 2002.

James H. Cleave, age 63, formerly President and Chief Executive Officer of HUSI and HBUS from 1993 through 1997. Prior to that Mr. Cleave was President and Chief Executive Officer of HSBC Bank Canada and he is currently a director and Vice Chairman of HSBC Bank Canada. He has been a director of HBUS and HUSI since 1991.

Frances D. Fergusson, age 61, President, Vassar College since 1986. Dr. Fergusson was formerly Provost and Vice President for Academic Affairs, Bucknell University. Dr. Fergusson is also director of Wyeth Pharmaceuticals and a member of the Board of Overseers of Harvard University. She has been a director of HBUS since 1990 and a director of HUSI since 2000.

Martin J. G. Glynn, age 54, President and Chief Executive Officer of HUSI and HBUS since 2003. Mr. Glynn also has been a Group General Manager for HSBC since 2001 and Chairman of HSBC Bank Canada since 2004. He has been a director of HSBC Bank Canada since 1999 and was formerly President and Chief Executive Officer of HSBC Bank Canada from 1999 to 2003. He is also a director of AEA Investors LLC and Husky Energy Inc. He has been a director of HUSI and HBUS since 2000.

Stephen K. Green, age 57, Chairman of HUSI and HBUS since April 2005. Mr. Green is HSBC Group Chairman (designate) and has been Group Chief Executive, HSBC since 2003 and an Executive Director of HSBC since 1998. Mr. Green joined HSBC in 1982 and more recently served as Executive Director, Corporate, Investment Banking and Markets from 1998 to 2003 and as Group Treasurer from 1992 to 1998. Mr. Green is also Chairman of HSBC Bank plc, HSBC Bank Middle East Limited, HSBC Group Investment Businesses Limited and HSBC Private Banking Holdings (Suisse) S.A. He is a director of The Bank of Bermuda Limited, HSBC France S.A. (formerly CCF S.A.), The Hongkong and Shanghai Banking Corporation Limited, Grupo Financiero HSBC, S.A. de C.V., HSBC North America Holdings Inc. and HSBC Trinkaus & Burkhardt KGaA. He was previously a director of HBUS and HUSI from 2000 to 2004 and re-elected in 2005.

Richard A. Jalkut, age 61, Lead Director of HUSI and HBUS since January 2005. Mr. Jalkut is President and Chief Executive Officer, Telepacific Communications and Chairman of Birch Telecom, Inc. Formerly President and Chief Executive of Pathnet and previously President and Group Executive, NYNEX Telecommunications. Mr. Jalkut is also a director of IKON Office Solutions and Covad Communications. He has been a director of HBUS since 1992 and a director of HUSI since 2000.

Peter Kimmelman, age 61, private investor and managing member of Peter Kimmelman Asset Management LLC, an investment advisory firm registered with the Securities and Exchange Commission. Mr. Kimmelman was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1976 until 1999. He has been a director of HBUS and HUSI since 2000.

Charles G. Meyer, Jr., age 68, Director and former President of Cord Meyer Development Company. Mr. Meyer was formerly a director of Republic National Bank of New York from 1987 until 1999. He has been a director of HBUS and HUSI since 2000.

James L. Morice, age 68, President and Chief Executive Officer since January 1, 2006 of Morice Consulting, LLC, successor to the JLM Group LLC, a management consulting firm. Mr. Morice was previously Executive Vice President and Director of NationsBuilders Insurance Services, Inc. He was formerly a director of Republic New York Corporation and Republic National Bank of New York from 1987 until 1999 and a member of the Human Resources Committee of the University of New Haven from 2003 through 2005. He has been a director of HBUS and HUSI since 2000.

Executive Officers
--------------------------------------------------------------------------------

Information regarding the executive officers of HUSI as of March 6, 2006 is presented in the following table.

-------------------------------------------------------------------------------------------------------------------
                                      Year
Name                       Age     Appointed       Present Position with HUSI
-------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn         54         2003         President and Chief Executive Officer
Brendan McDonagh           47         2002         Chief Operating Officer
Gerard Aquilina            54         2002         Senior Executive Vice President, Private Banking and Wealth
                                                   Management
Janet L. Burak             50         2004         Senior Executive Vice President, General Counsel and Secretary
Robert M. Butcher          62         1988         Senior Executive Vice President and Chief Risk Officer
David Dew                  50         2006         Senior Executive Vice President and Group Audit Executive, USA
John J. McKenna            46         2005         Senior Executive Vice President and Chief Financial Officer
Joseph M. Petri            53         2001         Senior Executive Vice President, Treasurer and Co-Head, CIBM
                                                   Americas
George T. Wendler          61         2000         Senior Executive Vice President and Chief Credit Officer
Anthony J. Murphy          46         2005         Co-Head, CIBM Americas
Paulette M. Crooke         52         2004         Executive Vice President, Operations
Jeanne G. Ebersole         44         2004         Executive Vice President, Human Resources
Seamus McMahon             46         2004         Executive Vice President and Regional President, Atlantic Region
Teresa A. Pesce            46         2005         Executive Vice President, AML Compliance
Carolyn M. Wind            52         2005         Executive Vice President, Compliance
Michael P. Ebbs            46         2005         Managing Director, Chief Information Officer
Joseph R. Simpson          44         2003         Chief Accounting Officer
Clive R. Bucknall          42         2006         Chief Accounting Officer (Designate)
-------------------------------------------------------------------------------------------------------------------

Martin J. G. Glynn was appointed President and Chief Executive Officer of HUSI and HBUS in October 2003. Prior to joining HUSI, he was President and Chief Executive Officer of HSBC Bank Canada from 1999 to 2003. Mr. Glynn was appointed a Group General Manager in 2001 and has been with the HSBC Group since 1982.

Brendan McDonagh was appointed Chief Operating Officer, HBUS in October 2004. Mr. McDonagh is an HSBC International Manager who has been with the HSBC Group for over twenty five years and was appointed a Group General Manager effective August 1, 2005. He is Chairman of HSBC Investments (USA) Inc., a wholly owned subsidiary of HBUS. Mr. McDonagh has extensive commercial and retail management experience and prior to joining HUSI in 2002 as Senior Executive Vice President, Retail and Commercial Banking, he served as Senior Executive, Strategy Implementation, at HSBC Group headquarters.

Gerard Aquilina assumed responsibilities for Private Banking and Wealth Management Services for HSBC in North America in 2003. Mr. Aquilina joined HSBC in June 2002 as Chief Executive Officer, International Private Banking, Americas. He previously held various management positions with Merrill Lynch from 1984 to 2002, including Global Head of Marketing and Wealth Management for their International Private Client Group.

Janet L. Burak was appointed General Counsel and Secretary for HUSI and HBUS in April 2004. Ms. Burak had served as an attorney with HSBC Finance Corporation for twelve years and most recently as their Group General Counsel. Prior to joining HSBC Finance Corporation, she was an associate with Shearman & Sterling and an attorney with Citigroup.

Robert M. Butcher was appointed Chief Risk Officer for HUSI and HBUS in May 2003. Mr. Butcher was Chief Financial Officer of HUSI and HBUS from 1990 to 2003. Prior to joining HBUS's predecessor, Marine Midland Bank in 1988, Mr. Butcher was with Citicorp for 15 years where he held various senior officer positions in the corporate finance department.

David Dew was appointed Senior Executive Vice President, Audit, HSBC North America Inc. (HNAI) effective January 1, 2006. Prior to this appointment Mr. Dew served as Chief Auditor, Group Audit, HSBC Finance Corporation from November 2004 to December 2005. He was Executive Director & Chief Operating Officer, The Saudi British Bank, Riyadh, Saudi Arabia from March 2001 to November 2004; Deputy Chief Executive Officer, The Hongkong and Shanghai Banking Corporation Limited, Singapore from September 1997 to March 2001; and Chief Executive Officer, HSBC Bank plc, Milan, Italy from November 1994 to September 1997. Mr. Dew has been an HSBC employee since 1977.

John J. McKenna was appointed Senior Executive Vice President and Chief Financial Officer of HUSI effective October 3, 2005. Prior to this appointment, Mr. McKenna served as Chief Financial Officer, HSBC Mexico, S.A. from November 2002 through September 2005. From July 2000 to October 2002, he held the position of Senior Vice President and Director of Financial Management for HUSI. Since joining HSBC in 1986, Mr. McKenna has held a variety of financial management positions focusing on strategic planning, business controllership and management information.

Joseph M. Petri was appointed Co-Head of Corporate, Investment Banking and Markets (CIBM) Americas in November 2004. Mr. Petri had been Head of Global Markets, Americas. He joined HUSI in April 2000 as Executive Managing Director and head of sales for HSBC's Investment Banking and Markets, Americas division. From 1995 to 1998, he was President and Senior Partner of Summit Capital Advisors LLC, a New Jersey based hedge fund. Prior to that, Mr. Petri held a variety of management positions with Merrill Lynch.

George T. Wendler was appointed Chief Credit Officer of HUSI in 2000. Mr. Wendler was Chief Credit Officer and a member of the Senior Management Committee of Republic New York Corporation when it was acquired by HSBC in December 1999. He was also a director and Vice Chairman of Republic New York Corporation from 1997 to 1999.

Anthony J. Murphy, Chief Executive Officer, HSBC Securities (USA) Inc., was appointed Co-Head, CIBM Americas in November 2004. Mr. Murphy has been with the HSBC Group since 1990. Prior to his appointment as Chief Executive Officer, HSBC Securities (USA) Inc. in April 2003, Mr. Murphy served as Chief Strategic Officer, CIBM Americas from 2000. Prior to that assignment, he was Head of Market Risk Management for HSBC Bank plc and HSBC Investment Bank in London from 1996.

Paulette M. Crooke was appointed Executive Vice President, Operations for HUSI and HBUS in July 2004. Ms. Crooke has previously held various management positions within the HBUS Human Resources Division, as well as various retail banking positions, most recently directing PFS activities in Manhattan. She has been with HBUS for over thirty years.

Jeanne G. Ebersole joined HUSI from HSBC Finance Corporation in May 2004 as Executive Vice President, Human Resources. Prior to this appointment, Ms. Ebersole had overall human resources responsibility for HSBC Finance Corporation's retail services, insurance services and refund lending businesses since August 2002. She held a variety of human resources positions since joining HSBC Finance Corporation in 1980.

Seamus McMahon was appointed Executive Vice President in charge of strategic planning, corporate development and acquisitions, and ongoing integration initiatives in May 2004. In October 2004, Mr. McMahon was appointed HBUS Regional President, Atlantic Region. Mr. McMahon has more than twenty years of experience in the financial services industry. Prior to joining HUSI, Mr. McMahon served as President and Chief Executive Officer of TD Bank, USA, a wholly owned subsidiary of Toronto Dominion Bank. He also led the retail financial services practices at First Manhattan Consulting Group and Booz Allen & Hamilton, and worked for Chase Manhattan in New York and Accenture (then Andersen Consulting) in Europe.

Teresa A. Pesce joined HUSI in September 2003 as Executive Vice President and Anti-Money Laundering (AML) Director. In 2004 she was appointed the AML Director for all HSBC businesses in North America. Ms. Pesce joined HUSI from the United States Attorney's Office, Southern District of New York where she was Senior Trial Counsel, White Plains Division and previously Chief of the Major Crimes Unit and Deputy Chief of the Criminal Division. From 1992 to 1999 she served as a Line Assistant in the Major Crimes, Narcotics, and General Crimes Units.

Carolyn M. Wind, Executive Vice President, Compliance, was the Chief Compliance Officer for Republic New York Corporation when it was acquired by HSBC in December 1999. Prior to joining Republic New York Corporation, she was a senior national bank examiner with the Office of the Comptroller of the Currency (OCC).

Michael P. Ebbs was appointed Managing Director and Chief Information Officer - HBUS Banking Systems in January 2005. Mr. Ebbs was Head of Information Technology at The Bank of Bermuda Limited when it was acquired by HSBC in February 2004. Prior to his thirteen years at The Bank of Bermuda Limited, Mr. Ebbs held senior technology positions at The Putnam Companies and the Bank of New England.

Joseph R. Simpson was appointed Controller and Chief Accounting Officer for HUSI and HBUS in 2003. Prior to that appointment, he held the position of Manager of External Financial Reporting and previous to that, Manager of Accounting Policy. Mr. Simpson has been with HUSI for over fifteen years.

Clive R. Bucknall was appointed Controller and Chief Accounting Officer, HUSI effective March 7, 2006. Prior to this appointment Mr. Bucknall served as Senior Financial Officer, HSBC Singapore from March 2002 through December 2005. He was Senior Financial Officer, HSBC Thailand from September 1998 to March 2002 and Senior Area Accounting Manager, HSBC Hong Kong from September 1994 to September 1998. In 1991, Mr. Bucknall joined Midland Bank in London, which was acquired by HSBC in 1992, as Financial Accounting Manager.

Audit Committee
--------------------------------------------------------------------------------

The Audit Committee of HUSI's Board of Directors is comprised of Messrs.:
Alfiero (Chairman), Cleave, Jalkut and Kimmelman. Messrs. Alfiero and Cleave have been determined by HUSI's Board of Directors to be audit committee financial experts, each having the attributes prescribed by the SEC, and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics
--------------------------------------------------------------------------------

HUSI has adopted a code of ethics applicable to its chief executive officer, its chief financial officer, and its chief accounting officer and is included herein as Exhibit 14.

Item 11. Executive Compensation
--------------------------------------------------------------------------------

The following table presents the compensation earned for the three years ending December 31, 2005 by the President and Chief Executive Officer of HUSI and HBUS and by the four most highly compensated Executive Officers of HUSI and HBUS, who were serving as such on December 31, 2005 (the named executive officers). Principal position indicates capacity served in 2005.

Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Long Term
                                                        Annual Compensation                     Compensation
                                                  ----------------------------------------     -------------
                                                                                                  Restricted          All Other
Name and Principal Position              Year         Salary          Bonus          Other      Stock Awards(6)    Compensation
---------------------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn (1)                   2005     $  707,692     $1,650,000     $  295,235(2)     $1,200,000       $   10,500(5)
  President and                          2004        600,000      1,500,000        299,312(2)        526,693            7,738
  Chief Executive Officer                2003        103,846      1,000,000         70,449(2)        278,758            1,846

Joseph M. Petri                          2005        325,000      3,960,000             --         2,790,000           10,500(5)
  Senior Executive Vice President,       2004        325,000      3,210,000         69,355(3)      3,879,045            7,175
  Treasurer and Co-Head,Corporate,       2003        325,000      3,750,000        246,553(3)      2,794,674            7,000
  Investment Banking and Markets,
  Americas

Gerard Aquilina                          2005        500,000      1,050,000             --           775,000           10,500(5)
  Senior Executive Vice President,       2004        490,173        875,000             --           700,000            6,384
  Private Banking and Wealth             2003        465,000        750,000             --           412,000              781
  Management

Brendan McDonagh                         2005        636,960        789,000        477,756(4)        376,000          156,265(5)
  Senior Executive Vice President        2004        529,796        475,500        401,871(4)        228,000          164,041
  and Chief Operating Officer            2003        470,333        219,598        464,264(4)        150,000           93,174

George T. Wendler                        2005        566,500        747,780             --           150,000           12,600(5)
  Senior Executive Vice President        2004        566,500        700,194             --                --               --
  and Chief Credit Officer               2003        566,500        475,000             --            56,000               --

(1) Mr. Glynn was appointed President and Chief Executive Officer of HUSI and HBUS effective October 22, 2003. His 2003 salary figure represents the salary earned and paid by HUSI from October 22, 2003 to December 31, 2003. Prior to joining HUSI, Mr. Glynn was President and Chief Executive Officer of HSBC Bank Canada.

(2) Mr. Glynn's Other Annual Compensation represents perquisites and other personal benefits. The amount reported for 2005, 2004 and 2003 includes reimbursements and tax gross-ups related to rental expenses of $259,285, $272,115 and $69,222 respectively.

(3) Mr. Petri's Other Annual Compensation for 2004 and 2003 principally represents imputed interest income from the investment of deferred bonus amounts from previous years.

(4) Mr. McDonagh's Other Annual Compensation includes perquisites and other personal benefits of $452,232, $366,984 and $424,964 for 2005, 2004 and
      2003 respectively. Total perquisites and personal benefits for 2005 include reimbursements and tax gross-ups related to rental expenses of $172,645 and children's educational expenses of $130,858. Perquisites and personal benefits for 2004 include reimbursements and tax gross-ups related to rental expenses of $135,501 and children's educational expenses of $103,205. Perquisites and personal benefits for 2003 include reimbursements and tax gross-ups related to rental expenses of $169,283 and children's educational expenses of $124,149.

(5) All Other Compensation in 2005 for each of the named executive officers, except Mr. McDonagh, represents HUSI's matching 401(k) plan contribution. Mr. McDonagh's 2005 All Other Compensation represents pension contributions made by HSBC on his behalf.

(6) Restricted stock awards granted in the past three fiscal years include performance and non-performance based awards.

The restricted stock awards included in the Summary Compensation Table represent the monetary value on the date of grant of awards received during the years indicated. Dividends are paid on all restricted shares and are reinvested in additional restricted shares.

The following table presents the number and value of the aggregate restricted stock holdings at December 31, 2005 for each named executive officer.

-----------------------------------------------------------------------------------------------------------------------
                                                                                          Number of
December 31, 2005                                                                            Shares               Value
-----------------------------------------------------------------------------------------------------------------------

Martin J. G. Glynn ....................................................................     177,208        $  2,845,664
Joseph M. Petri (1) ...................................................................     475,924           7,642,537
Gerard Aquilina .......................................................................     139,696           2,243,280
Brendan McDonagh ......................................................................      81,987           1,316,567
George T. Wendler .....................................................................      34,372             551,953

(1) Mr. Petri's restricted share holdings at December 31, 2005 include 96,332 shares representing the balance of shares originally granted in March 2003, two thirds of which vested equally in 2004 and 2005 and the balance of which will vest in 2006 on the date HSBC publishes its 2005 annual results. Restricted share holdings at December 31, 2005 also include 170,109 shares representing the balance of shares originally granted in March 2004, one third of which vested in 2005 and two thirds of which will vest equally in 2006 and 2007 on the date HSBC publishes its annual results. Also included in Mr. Petri's total restricted share holdings are 174,548 shares representing the accumulated balance of shares originally granted in February 2005. These shares will vest in equal increments on the date HSBC publishes its annual results in 2006, 2007 and 2008.

No stock options on HSBC Holdings plc common stock were granted during 2005 to any of the named executive officers and none of the named executive officers exercised any previously awarded stock options during 2005.

The only named executive officer with any unexercised stock options on HSBC Holdings plc common stock is Mr. McDonagh. His options were granted under the HSBC Holdings Executive Share Option Scheme for performance years 1996 through 1998 while employed by other HSBC entities. The number of Mr. McDonagh's options and their value at December 31, 2005 are presented in the following table.

--------------------------------------------------------------------------------------------------------------------
                 Aggregated Stock Options Exercised in 2005 and Option Values as of Year End 2005

                                                          Number of Securities               Value of Unexercised
                                                     Underlying Unexercised Options          In-the-Money Options
                            Shares                      as of December 31, 2005          as of December 31, 2005 (2)
                       Acquired on          Value    -------------------------------    ----------------------------
Name                  Exercise (#)   Realized ($)    Exercisable(1)    Unexercisable    Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------------
Martin J. G. Glynn             --           $  --                --               --       $     --            $  --
Joseph M. Petri                --              --                --               --             --               --
Gerard Aquilina                --              --                --               --             --               --
Brendan McDonagh               --              --            33,900               --        187,959               --
George T. Wendler              --              --                --               --             --               --

(1) Although the performance conditions have been met on the above unexercised options, HSBC Staff Dealing Rules prohibit the exercise of these options until the 2005 financial results of HSBC have been publicly announced.

(2) The value of unexercised in-the-money options is based on the December 31, 2005 closing price per share of 9.330 GBP for HSBC Holdings plc common stock and a U.S. dollar exchange rate of 1.72115 per GBP.

Pension Benefits for the Named Executive Officers
--------------------------------------------------------------------------------

Mr. Glynn's pension benefits will be provided pursuant to the terms of the qualified and non-qualified supplemental pension plan of HSBC Bank Canada.

HSBC Bank Canada's qualified pension plan is a defined benefit plan under which benefits are determined primarily by final average earnings, years of service and a plan formula. Benefits payable under this plan are limited to the maximum allowed by Canada Revenue Agency (CRA). For example, in year 2005 the limit was $2,000 and in year 2006, the limit is $2,111.11 per year of pensionable service. The following table, which is presented in Canadian currency, indicates the maximum pension benefits allowed by law for plan participants in the specified compensation and years of service classifications for year 2006. The table assumes payments in the form of a life annuity, guaranteed for ten years.

--------------------------------------------------------------------------------------------------------------------
     Compensation                       15                      20                        25                     30
--------------------------------------------------------------------------------------------------------------------
  $       500,000               $   31,666               $  42,222                $   52,777             $   63,333
          600,000                   31,666                  42,222                    52,777                 63,333
          700,000                   31,666                  42,222                    52,777                 63,333
          800,000                   31,666                  42,222                    52,777                 63,333
          900,000                   31,666                  42,222                    52,777                 63,333
        1,000,000                   31,666                  42,222                    52,777                 63,333
--------------------------------------------------------------------------------------------------------------------

The pension benefit for plan participants in the compensation levels presented above is capped for all participants having the number of years of credited service indicated. The compensation covered by the plan is limited to straight salary. At the plan's normal retirement date of age 60, Mr. Glynn will have
28.75 years of credited service.

In addition to the pension benefit available from the HSBC Bank Canada qualified plan, Mr. Glynn is entitled to receive an annual pension benefit during his lifetime pursuant to a non-qualified supplemental retirement agreement with HSBC Bank Canada. Under the terms of this agreement, the supplemental allowance is forfeited if Mr. Glynn ceases employment with HSBC before age 55 and goes to work for a competitor within two years. The supplemental allowance is calculated based on Mr. Glynn's highest three years average base salary, excluding all bonuses. The supplemental pension agreement formula is 2.5% of final average earnings, times years of pensionable service. Mr. Glynn's earnings under this formula are converted into Canadian currency by multiplying his current earnings in U.S. currency by 1.3333.

Based on an annual salary of $933,310 in Canadian currency, the estimated annual total pension benefit at the normal retirement age of 60 for Mr. Glynn is $670,815. Of this amount, $60,694 is payable from the HSBC Bank Canada qualified plan and $610,121 from the non-qualified supplemental retirement agreement. In U.S. currency, these pension benefits amount to $45,522 from the qualified plan and $457,602 from the non-qualified plan.

The pension benefits for Joseph M. Petri, Gerard Aquilina and George T. Wendler will be provided pursuant to the terms of the HSBC - North America (USA) Retirement Income Plan, a non-contributory defined benefit pension plan under which HBUS and other participating subsidiaries of HNAH make contributions in actuarially determined amounts.

The pension benefits under the Retirement Income Plan for employees hired before January 1, 2000 are determined primarily by compensation and years of service. The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the Retirement Income Plan and non-qualified supplemental benefit plans. The amounts shown are before application of social security reductions. Years of service for benefit purposes is limited to 30 years in the aggregate.

--------------------------------------------------------------------------------------------------------------------
        Five Year
          Average
     Compensation                  15                20                   25                   30                 35
--------------------------------------------------------------------------------------------------------------------
     $    300,000          $   87,750        $  117,450           $  147,450           $  177,450         $  178,200
          400,000             117,000           156,600              196,600              236,600            237,600
          500,000             146,250           195,750              245,750              295,750            297,000
          600,000             175,500           234,900              294,900              354,900            356,400
          700,000             204,750           274,050              344,050              414,050            415,800
          800,000             234,000           313,200              393,200              473,200            475,200
          900,000             263,250           352,350              442,350              532,350            534,600
        1,000,000             292,500           391,500              491,500              591,500            594,000
--------------------------------------------------------------------------------------------------------------------

Compensation covered by the Retirement Income Plan in the above table includes regular basic earnings (including salary reduction contributions to the 401(k) plan), but not incentive awards, bonuses, special payments or deferred salary. HNAH maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Retirement Income Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of HBUS or other participating subsidiaries. The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Mr. Wendler is the only named executive officer participating in the Retirement Income Plan who was hired before January 1, 2000. He is also a member of the Senior Management Committee of HBUS. Individuals who were members of the Senior Management Committee prior to July 1, 2004, and who participate in the Retirement Income Plan receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of HBUS or other subsidiaries. As of December 31, 2005, Mr. Wendler had 23.76 total years of credited service in determining benefits payable under the Retirement Income Plan and other non-qualified supplemental benefit plans.

The pension benefits for Joseph M. Petri and Gerard Aquilina under the HSBC - North America (USA) Retirement Income Plan are based on the formula applicable to employees hired on or after January 1, 2000.

Under this formula, benefits are calculated at 2% of pensionable pay for each year of service, credited with interest at the end of the year at a rate equal to the lesser of the average of the 10-year treasury rates or the average of the 30-year treasury rates for the September of the preceding year. Under certain circumstances, this benefit may be reduced due to federal regulations.

Pensionable pay is defined as base pay plus overtime, bonuses and commissions paid in that calendar year. Employee pre-tax contributions to any benefit plan maintained by HNAH are also included in pensionable pay. Deferred compensation is not included.

The estimated pension benefit available for Mr. Petri at age 65, the normal retirement age, is a one time only, lump sum benefit of $67,652.83. The estimated age 65 benefit available for Mr. Aquilina is a one time only, lump sum benefit of $59,585.58.

Since Brendan McDonagh is an HSBC International Manager, he participates in the HSBC International Staff Retirement Benefits Scheme (ISRBS), a defined benefit plan. Based on a benefit formula that approximates 85% of his Sterling Basic Salary of 161,310.60 GBP and a normal retirement date of July 31, 2011, at age 53 and over 30 years of service, Mr. McDonagh's pension benefit is 136,357.87 GBP per annum. At a U.S. dollar exchange rate of 1.72115 per GBP at December 31, 2005, this benefit equates to $234,692.35 in U.S. currency. Mr. McDonagh makes ISRBS contributions at the current rate of 6.67% of Sterling Basic Salary and HSBC makes contributions on his behalf at the current rate of 57.5% of Sterling Basic Salary.

Directors' Compensation
--------------------------------------------------------------------------------

Directors who are employees of HSBC or other Group Affiliates, including HUSI and HBUS, do not receive annual retainers or fees. For their services as directors of both HUSI and HBUS, all nonemployee directors, including the Chairman of the Board but excluding the Lead Director, receive an annual retainer of $50,000. The Lead Director receives an annual retainer of $75,000. Committee chairmen receive an additional annual fee of $2,500 for acting in that capacity. Members of the Audit Committee receive an annual fee which is $10,000 for the chairman and $6,000 for the other members. Directors are reimbursed for their expenses incurred in attending meetings. HUSI and HBUS have standard arrangements pursuant to which directors elected prior to June 1999 may defer all or part of their fees.

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

Compensation Committee Interlocks and Insider Participation
--------------------------------------------------------------------------------

The current members of the Human Resources and Compensation Committee of HUSI's Board of Directors are: nonemployee director Dr. Frances D. Fergusson, Chair; Mr. Martin J. G. Glynn, President and Chief Executive Officer of HUSI and HBUS; nonemployee director Mr. James L. Morice and nonemployee director Mr. Donald K. Boswell. There are no interlocking relationships.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Matters
--------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

HUSI's common stock is 100% owned by HSBC North America Inc. (HNAI). HNAI is an indirect wholly owned subsidiary of HSBC.

Security Ownership by Management

The following table shows the beneficial ownership of HSBC $0.50 ordinary shares as of December 31, 2005 by each of HUSI's directors, the named executive officers in the Summary Compensation Table on page 147 and by all of HUSI's directors and executive officers as a group. Each of the individuals listed below and all directors and executive officers as a group own less than 1% of the outstanding shares of stock.

--------------------------------------------------------------------------------------------------------------------
                                                                               Shares That
                                                       Shares              May be Acquired                     Total
                                                 Beneficially            Within 60 Days by              Beneficially
Directors                                               Owned (1)      Exercise of Options (2)          Owned Shares
--------------------------------------------------------------------------------------------------------------------
Salvatore H. Alfiero                                  259,000                           --                   259,000
Donald K. Boswell                                         220                           --                       220
James H. Cleave                                       218,578                           --                   218,578
Frances D. Fergusson                                      100                           --                       100
Martin J. G. Glynn (3)                                219,968                           --                   219,968
Stephen K. Green                                    1,094,648                           --                 1,094,648
Richard A. Jalkut                                         250                           --                       250
Peter Kimmelman                                        17,035                           --                    17,035
Charles G. Meyer, Jr.                                     500                           --                       500
James L. Morice                                           613                           --                       613
--------------------------------------------------------------------------------------------------------------------

Named executive officers
--------------------------------------------------------------------------------------------------------------------
Joseph M. Petri                                       477,281                           --                   477,281
Gerard Aquilina                                       139,696                           --                   139,696
Brendan McDonagh                                      109,937                       33,900                   143,837
George T. Wendler                                      34,372                           --                    34,372
--------------------------------------------------------------------------------------------------------------------

All directors and executive officers
  as a group                                        3,129,096                      247,031                 3,376,127
--------------------------------------------------------------------------------------------------------------------

(1) Beneficially owned shares include restricted stock awards which do not carry voting rights.

(2) HSBC Staff Dealing Rules prohibit the exercise of these options until the 2005 financial results of HSBC have been publicly announced.

(3) As the President and Chief Executive Officer of HUSI and HBUS, Mr. Glynn is also one of the named executive officers.

No director or executive officer of HUSI owned any of HUSI's outstanding preferred stock at December 31, 2005.

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

None.

Item 14. Principal Accounting Fees and Services
--------------------------------------------------------------------------------

Fees billed to HUSI by its auditing firm, KPMG LLP, were as follows.

--------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                                          2005        2004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (in thousands)
Audit fees:
      Auditing of financial statements, quarterly reviews, statutory audits, preparation of comfort
        letters, consents and review of registration statements ........................................    $  5,137    $  4,310

Audit related fees:
      Employee benefit plan audits, due diligence assistance, internal control review assistance,
        and audit or attestation services not required by statute or regulation ........................         870       1,478

Tax fees:
      Tax related research, general tax services in connection with transactions and legislation, and review of federal and state tax accounts for possible over-assessment of interest
        and/or penalties ...............................................................................          51       1,762

All other fees .........................................................................................          --          46
                                                                                                            --------    --------

Total KPMG LLP fees ....................................................................................    $  6,058    $  7,596
                                                                                                            ========    ========

Audit Committee Pre-approval Policies and Procedures

It is the practice of the Audit Committee of HUSI's Board of Directors to approve the annual audit fees, including those covering audit services beyond HUSI's financial statements, before any audit procedures are undertaken. Prior to 2003, management had the implicit pre-approval of the Audit Committee to engage KPMG LLP, or any other professional service firm, to perform tax and other services. Any such services provided by KPMG LLP were reported to the Audit Committee after the fact. Beginning in 2003, the Audit Committee assumed responsibility for pre-approving all auditing services and permitted non-auditing services, including the related fees and terms thereof.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)   (1)   Financial Statements
            HSBC USA Inc.:
                  Consolidated Balance Sheet
                  Consolidated Statement of Income
                  Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
            HSBC Bank USA, National Association:
                  Consolidated Balance Sheet
            Notes to Financial Statements

      (2)   Not applicable

      (3)   Exhibits

            3(i) Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HUSI's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HUSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HUSI's Current Report on Form 8-K dated March 30, 2005, filed with the Securities and Exchange Commission on April 4, 2005, and Exhibit 3.2 to HUSI's Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14,
                    2005).

            3(ii)   By-Laws dated April 21, 2005.

            4(i) Senior Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.1 and 4.2 to Post-Effective Amendment No. 1 to HUSI's registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002, and Exhibit 4.1 to HUSI's Current Report on Form 8-K dated November 21, 2005 and filed with the Securities and Exchange Commission on November 28, 2005).

            4(ii) Subordinated Indenture, dated as of October 24, 1996, by and HUSI and Bankers Trust Company, as trustee, as amended and supplemented (incorporated by reference to Exhibits 4.3, 4.4, 4.5 and 4.6 to Post-Effective Amendment No. 1 to HUSI's registration statement on Form S-3, Registration No. 333-42421, filed with the Securities and Exchange Commission on April 3, 2002.

            12.01   Computation of Ratio of Earnings to Fixed Charges

            12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

            14      Code of Ethics for Senior Financial Officers

            21      Subsidiaries of HSBC USA Inc.

            23      Consent of Independent Registered Public Accounting Firm

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.
Registrant
---------------------------------------


/s/ Janet L. Burak
---------------------------------------
Janet L. Burak
Senior Executive Vice President, General Counsel
and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2006 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ John J. McKenna                             Stephen K. Green*
--------------------------------------          Chairman of the Board
John J. McKenna                                 Salvatore H. Alfiero* Director
Senior Executive Vice President and             Donald K. Boswell* Director
Chief Financial Officer                         James H. Cleave* Director
(Principal Financial Officer)                   Frances D. Fergusson* Director
                                                Martin J. G. Glynn*
                                                Director, President and Chief Executive Officer
                                                Richard A. Jalkut* Director
                                                Peter Kimmelman* Director
/s/ Joseph R. Simpson                           Charles G. Meyer, Jr.* Director
--------------------------------------          James L. Morice* Director
Joseph R. Simpson
Chief Accounting Officer
(Principal Accounting Officer)

                                                * /s/ Janet L. Burak
                                                ------------------------------------------------
                                                Janet L. Burak
                                                Attorney-in-fact