Form 10-Q
period 2006-03-31
HSBC USA INC /MD/
filed 2006-05-12
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland	13-2764867
(State of Incorporation)	(I.R.S. Employer Identification No.)

452 Fifth Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(716) 841-2424
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and a large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At April 30, 2006, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC Investments (North America) Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

This page is intentionally left blank.

HSBC USA Inc.
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F I N C O M E

	Three months ended March 31,
	2006	2005

	(in millions)

Interest income:
Loans	$1,286	$1,049
Securities	263	210
Trading assets	108	59
Short-term investments	126	49
Other	14	6

Total interest income	1,797	1,373

Interest expense:
Deposits	649	327
Short-term borrowings	74	52
Long-term debt	339	219

Total interest expense	1,062	598

Net interest income	735	775
Provision for credit losses	157	107

Net interest income after provision for credit losses	578	668

Other revenues:
Trust income	22	23
Service charges	51	52
Other fees and commissions	236	145
Securitization revenue	17	44
Other income	26	72
Residential mortgage banking revenue	23	23
Trading revenues	279	96
Security gains, net	4	23

Total other revenues	658	478

Operating expenses:
Salaries and employee benefits	315	266
Occupancy expense, net	51	42
Support services from HSBC affiliates	265	218
Other expenses	154	128

Total operating expenses	785	654

Income before income tax expense	451	492
Income tax expense	143	176

Net income	$308	$316

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

C O N S O L I D A T E D B A L A N C E S H E E T

	March 31,		December 31,
	2006		2005

	(in millions)
Assets
Cash and due from banks	$3,377		$4,441
Interest bearing deposits with banks	6,776		3,001
Federal funds sold and securities purchased under resale agreements	5,781		4,568
Trading assets	26,518		21,220
Securities available for sale	18,387		17,764
Securities held to maturity (fair value $3,230 and $3,262)	3,188		3,171
Loans	88,651		90,342
Less - allowance for credit losses	837		846

Loans, net	87,814		89,496
Properties and equipment, net	545		538
Intangible assets	508		463
Goodwill	2,694		2,694
Other assets	6,481		6,503

Total assets	$162,069		$153,859

Liabilities
Deposits in domestic offices:
Noninterest bearing	$8,444		$9,695
Interest bearing	62,787		57,911
Deposits in foreign offices:
Noninterest bearing	347		320
Interest bearing	21,726		23,889

Total deposits	93,304		91,815

Trading account liabilities	14,183		10,710
Short-term borrowings	8,399		7,049
Interest, taxes and other liabilities	6,388		4,732
Long-term debt	27,996		27,959

Total liabilities	150,270		142,265

Shareholders’ equity
Preferred stock	1,316		1,316
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued)	—	(1)	—	(1)
Capital surplus	8,124		8,118
Retained earnings	2,460		2,172
Accumulated other comprehensive loss	(101)		(12)

Total common shareholder’s equity	10,483		10,278

Total shareholders’ equity	11,799		11,594

Total liabilities and shareholders’ equity	$162,069		$153,859

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Less than $500 thousand

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F C H A N G E S I N S H A R E H O L D E R S’ E Q U I T Y

	Three months ended March 31,
	2006	2005

	(in millions)
Preferred stock
Balance, January 1 and March 31,	$1,316	$500

Common stock
Balance, January 1 and March 31,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,118	8,418
Capital contribution from parent	2	4
Employee benefit plans	4	(279)

Balance, March 31,	8,124	8,143

Retained earnings
Balance, January 1,	2,172	1,917
Net income	308	316
Cash dividends declared:
Preferred stock	(16)	(6)
Cumulative adjustment from adoption of new accounting pronouncement (see Note 5)	(4)	—

Balance, March 31,	2,460	2,227

Accumulated other comprehensive (loss) income
Balance, January 1,	(12)	31

Net change in unrealized losses on securities	(107)	(120)
Net change in unrealized gains on derivatives classified as cash flow hedges	21	87
Net change in unrealized (losses) gains on interest only strip receivables	(2)	18
Foreign currency translation adjustments	(1)	(1)

Other comprehensive loss, net of tax	(89)	(16)

Balance, March 31,	(101)	15

Total shareholders’ equity, March 31,	$11,799	$10,885

Comprehensive income
Net income	$308	$316
Other comprehensive loss	(89)	(16)

Comprehensive income	$219	$300

The accompanying notes are an integral part of the consolidated financial statements.

(1)	Less than $500 thousand

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F C A S H F L O W S

	Three months ended March 31,
	2006	2005

	(in millions)
Cash flows from operating activities
Net income	$308	$316
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	164	188
Provision for credit losses	157	107
Net change in other accrual accounts	1,607	444
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from third parties	(5,235)	—
Sales of loans to HMUS, including premium	3,691	—
Net change in other loans held for sale	12	(205)
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(27,300)	(24,300)
Sales of loans to HSBC Finance Corporation, including premium	27,293	24,298
Net change in trading assets and liabilities	(1,667)	2,094
Other, net	(236)	(235)

Net cash (used in) provided by operating activities	(1,206)	2,707

Cash flows from investing activities
Net change in interest bearing deposits with banks	(3,926)	(430)
Net change in short-term investments	(1,213)	312
Net change in securities available for sale:
Purchases of securities available for sale	(2,064)	(2,823)
Proceeds from sales of securities available for sale	1,188	1,659
Proceeds from maturities of securities available for sale	602	1,030
Net change in securities held to maturity:
Purchases of securities held to maturity	(380)	(189)
Proceeds from maturities of securities held to maturity	365	487
Net change in loans:
Originations, net of collections	7,805	3,319
Loans purchased from HSBC Finance Corporation	(4,909)	(4,720)
Sales of loans and other	—	29
Net cash used for acquistions of properties and equipment	(28)	(11)
Net cash used for disposals of branches/subsidiaries	—	(24)
Other, net	(244)	(156)

Net cash used in investing activities	(2,804)	(1,517)

Cash flows from financing activities
Net change in deposits	1,489	2,990
Net change in short-term borrowings	1,350	(2,762)
Net change in long-term debt:
Issuance of long-term debt	615	345
Repayment of long-term debt	(499)	(166)
Increases in capital surplus	6	4
Dividends paid	(15)	(6)

Net cash provided by financing activities	2,946	405

Net change in cash and due from banks	(1,064)	1,595
Cash and due from banks at beginning of period	4,441	2,682

Cash and due from banks at end of period	$3,377	$4,277

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2005 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 15 of these unaudited interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Securities

At March 31, 2006 and December 31, 2005, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,075	$—	$(15)	$1,060
U.S. Government sponsored enterprises (1)	10,315	12	(355)	9,972
U.S. Government agency issued or guaranteed	3,986	5	(106)	3,885
Obligations of U.S. states and political subdivisions	487	—	(6)	481
Asset backed securities	741	1	(6)	736
Other domestic debt securities	1,574	10	(29)	1,555
Foreign debt securities	639	8	(5)	642
Equity securities	50	6	—	56

Securities available for sale	$18,867	$42	$(522)	$18,387

Securities held to maturity:
U.S. Treasury	$129	$—	$—	$129
U.S. Government sponsored enterprises (1)	1,856	29	(28)	1,857
U.S. Government agency issued or guaranteed	627	25	(2)	650
Obligations of U.S. states and political subdivisions	361	24	(1)	384
Other domestic debt securities	164	—	(5)	159
Foreign debt securities	51	—	—	51

Securities held to maturity	$3,188	$78	$(36)	$3,230

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$711	$—	$(4)	$707
U.S. Government sponsored enterprises (1)	10,850	25	(251)	10,624
U.S. Government agency issued or guaranteed	2,466	10	(48)	2,428
Obligations of U.S. states and political subdivisions	487	—	(5)	482
Asset backed securities	1,165	2	(4)	1,163
Other domestic debt securities	1,700	6	(15)	1,691
Foreign debt securities	611	8	(5)	614
Equity securities	49	6	—	55

Securities available for sale	$18,039	$57	$(332)	$17,764

Securities held to maturity:
U.S. Treasury	$83	$—	$—	$83
U.S. Government sponsored enterprises (1)	1,860	57	(21)	1,896
U.S. Government agency issued or guaranteed	644	31	(1)	674
Obligations of U.S. states and political subdivisions	369	25	—	394
Other domestic debt securities	164	1	(1)	164
Foreign debt securities	51	—	—	51

Securities held to maturity	$3,171	$114	$(23)	$3,262

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). HUSI adopted this standard effective January 1, 2006 (see Note 5, of these consolidated financial statements), electing to reclassify securities used to offset changes in economic value of mortgage servicing rights (MSRs) from the available for sale portfolio to trading assets at that date. At December 31, 2005, these securities had a book value of $115 million and a fair value of $111 million.

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

	One Year or Less			Greater Than One Year

March 31, 2006	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	(in millions)
Securities available for sale:
U.S. Treasury	13	$(15)	$1,060	—	$—	$—
U.S. Government sponsored enterprises (1)	656	(260)	7,376	66	(95)	1,881
U.S. Government agency issued or guaranteed	603	(69)	3,382	103	(37)	375
All other securities	148	(40)	2,206	35	(6)	359

Securities available for sale	1,420	$(384)	$14,024	204	$(138)	$2,615

Securities held to maturity:
U.S. Government sponsored enterprises (1)	42	$(23)	$645	4	$(5)	$44
U.S. Government agency issued or guaranteed	216	(2)	87	—	—	—
All other securities	11	(5)	175	11	(1)	8

Securities held to maturity	269	$(30)	$907	15	$(6)	$52

(1)	Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

	One Year or Less			Greater Than One Year

December 31, 2005	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	(in millions)
Securities available for sale:
U.S. Government sponsored enterprises (1)	560	$(176)	$7,313	46	$(75)	$1,434
U.S. Government agency issued or guaranteed	288	(22)	1,346	82	(26)	434
All other securities	113	(32)	2,944	39	(1)	82

Securities available for sale	961	$(230)	$11,603	167	$(102)	$1,950

Securities held to maturity:
U.S. Government sponsored enterprises (1)	28	$(14)	$397	3	$(7)	$41
U.S. Government agency issued or guaranteed	181	(1)	34	—	—	—
All other securities	11	—	167	12	(1)	9

Securities held to maturity	220	$(15)	$598	15	$(8)	$50

(1)	Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

Gross unrealized losses within the available for sale securities and held to maturity securities portfolios increased during the three months ended March 31, 2006 due to rising short-term and medium-term interest rates. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 3. Loans

The composition of HUSI’s loan portfolio is summarized in the following table.

	March 31, 2006		December 31, 2005

	Total	Held for Sale	Total	Held for Sale

	(in millions)
Commercial:
Construction and other real estate	$9,195	$—	$9,123	$—
Other commercial	17,609	—	18,598	—
Consumer:
Residential mortgage	44,328	5,608	43,970	4,175
Credit card receivables	14,461	—	15,514	—
Other consumer loans	3,058	427	3,137	390

Total loans	$88,651	$6,035	$90,342	$4,565

Loans pledged as collateral are summarized in Note 10 on page 17 of this Form 10-Q.

          Loans Held for Sale

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at March 31, 2006 and December 31, 2005, resulting in recorded valuation allowance of $70 million and $26 million respectively.

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). The increase in held for sale loans during 2006 directly resulted from this activity. Further information regarding loans held for sale to HMUS is provided on page 25 of this Form 10-Q.

          Concentrations of Credit Risk

Certain residential mortgage loans have high loan-to-value (LTV) ratios and no mortgage insurance, which could result in failure to recover the entire investment in loans involving foreclosed or damaged properties.

HUSI also offers interest-only residential mortgage loans. These interest-only loans allow customers to pay only the accruing interest for a period of time, which results in lower payments during the initial loan period. Depending on a customer’s financial situation, the subsequent increase in the required payment attributable to loan principal could affect a customer’s ability to repay the loan at some future date when the interest rate resets and/or principal payments are required.

As with any non-conforming and non-prime loan products, HUSI utilizes high underwriting standards and prices these loans in a manner that is appropriate to compensate for higher risk.

Outstanding balances of high LTV and interest-only loans are summarized in the following table.

	March 31, 2006	December 31, 2005

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$3,338	$3,510
Interest-only residential mortgage loans	8,396	8,713

Total loans	$11,734	$12,223

          Credit Quality Statistics

An analysis of credit quality is provided beginning on page 44 of this Form 10-Q.

The following table provides a summary of credit quality statistics.

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

	(in millions)
Nonaccruing loans
Balance at end of period:
Commercial:
Construction and other real estate	$21	$15	$32	$29	$28
Other commercial	64	70	77	81	99

Total commercial	85	85	109	110	127

Consumer:
Residential mortgages	160	156	126	115	116
Credit card receivables	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total consumer loans	160	156	126	115	116

Total nonaccruing loans	$245	$241	$235	$225	$243

As a percent of loans:
Commercial:
Construction and other real estate	.23%	.16%	.36%	.33%	.33%
Other commercial	.36	.38	.48	.53	.66

Total commercial	.32	.31	.43	.46	.54

Consumer:
Residential mortgages	.36	.35	.27	.24	.24
Credit card receivables	—	—	—	—	—
Other consumer loans	—	—	—	—	—

Total consumer loans	.26	.25	.20	.18	.18

Total	.28%	.27%	.26%	.26%	.28%

Interest income on nonaccruing loans (quarterly total):
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$5	$8	$5	$7	$5
Amount actually recorded	1	5	3	1	3

Accruing loans contractually past due 90 days or more as to principal or interest:
Total commercial	$6	$19	$4	$7	$13

Residential mortgages	—	27	1	—	1
Credit card receivables	244	248	237	206	210
Other consumer loans	17	17	15	14	15

Total consumer loans	261	292	253	220	226

Total accruing loans contractually past due 90 days or more	$267	$311	$257	$227	$239

Criticized assets (balance at end of period):
Special mention	$648	$706	$735	$706	$728
Substandard	858	721	736	761	535
Doubtful	20	25	29	28	34

Total	$1,526	$1,452	$1,500	$1,495	$1,297

Impaired loans:
Balance at end of period	$85	$90	$115	$102	$119
Amount with impairment reserve	23	27	51	79	96
Impairment reserve	7	10	8	19	21

Other real estate and owned assets:
Balance at end of period	$40	$35	$31	$25	$20
Ratio of total nonaccruing loans, other real estate and owned assets to total assets	.18%	.18%	.18%	.17%	.19%

Note 4. Allowance for Credit Losses

Changes in the allowance for credit losses are summarized in the following table.

Quarter ended March 31	2006	2005

		(in millions)
Balance at beginning of quarter	$846	$788
Allowance related to disposition of certain private label credit card relationships	(6)	—
Charge offs	230	199
Recoveries	70	77

Net charge offs	160	122

Provision charged to income	157	107

Balance at end of quarter	$837	$773

Further analysis of credit quality and the allowance for credit losses is presented on pages 44-46 of this Form 10-Q. Credit quality statistics are provided in Note 3, beginning on page 11.

Note 5. Intangible Assets

The composition of intangible assets is summarized in the following table.

	March 31, 2006	December 31, 2005

	(in millions)
Mortgage servicing rights	$465	$418
Other	43	45

Intangible assets	$508	$463

          Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans. HUSI has one class of MSRs arising from sales of mortgage loans.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). HUSI adopted this standard effective January 1, 2006, electing to measure its one class of MSRs at fair value. Upon adoption, HUSI recorded a cumulative effect adjustment to beginning retained earnings of less than $1 million, representing the difference between the fair value and the carrying amount of MSRs as of the date of adoption.

MSRs are subject to interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active hedging program that uses securities and derivatives to offset changes in the economic value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail beginning on page 53 of this Form 10-Q.

With the adoption of SFAS 156, HUSI also made an irrevocable election to reclassify securities used to offset changes in economic value of MSRs from available for sale to trading assets, effective January 1, 2006. At December 31, 2005, these securities had a book value of $115 million and a fair value of $111 million. The accumulated unrealized loss recorded in accumulated other comprehensive income of $4 million was reversed effective January 1, 2006, with the offsetting amount recorded as a cumulative effect adjustment to beginning retained earnings.

MSRs are initially measured at fair value at the time that the related loans are sold, and periodically re-measured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value of the asset reflected in earnings in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The reasonableness of these pricing models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of MSRs is calculated using the following critical assumptions.

	March 31, 2006	December 31, 2005

Annualized constant prepayment rate (CPR)	17.20%	16.30%
Constant discount rate	12.21%	12.07%
Weighted average life	5.6 years	5.5 years

The following table summarizes MSRs activity for the three months ended March 31, 2006, the first reporting period since adoption of SFAS 156.

Three months ended March 31	2006

(in millions)
Fair value of MSRs:
Beginning balance	$418
Additions related to loan sales	23
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	45
Realization of cash flows	(21)

Ending balance	$465

The following table summarizes activity for MSRs and the related valuation allowance for the three months ended March 31, 2005, which was prior to adoption of SFAS 156.

Three months ended March 31	2005

(in millions)
MSRs, net of accumulated amortization:
Beginning balance	$416
Additions related to loan sales	13
Permanent impairment charges	(9)
Amortization	(19)

Ending balance	401

Valuation allowance for MSRs:
Beginning balance	(107)
Temporary impairment recovery	17
Permanent impairment charges	9

Ending balance	(81)

MSRs, net of accumulated amortization and valuation allowance	$320

Note 6. Goodwill

During the second quarter of 2005, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the first quarter of 2006, there were no events or transactions which warrant consideration for their impact on recorded book values assigned to goodwill.

Note 7. Income Taxes

The following table presents HUSI’s effective tax rates.

Three months ended March 31	2006	2005

Effective tax rate	31.7%	35.8%

In the first quarter of 2006, approximately $17 million of income tax liability, related mainly to the completion of ongoing tax audits, was released against tax expense, thereby reducing the effective tax rate by 3.8% for the first three months of 2006. The effective tax rate was further reduced due to an increase in available low income housing tax credits and a decrease in state and local income tax liabilities.

In the first quarter of 2005, HUSI finalized certain prior year state and local tax returns and recorded a $20 million reduction of income tax expense, reducing the effective tax rate by 4.1% for the first three months of 2005. This reduction represented the difference between its previous estimate of tax liability and the liability per the tax returns.

Note 8. Long-Term Debt

Long-term debt is summarized in the following table.

	March 31, 2006	December 31, 2005

	(in millions)
Senior debt	$22,377	$22,218
Subordinated debt	5,601	5,722
All other	18	19

Total long-term debt	$27,996	$27,959

Information regarding the material components of long-term debt is provided in Note 14 of the consolidated financial statements, beginning on page 112 of the 2005 Form 10-K.

Note 9. Related Party Transactions

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

	March 31, 2006	December 31, 2005

	(in millions)
Assets:
Cash and due from banks	$138	$121
Interest bearing deposits with banks	548	67
Federal funds sold and securities purchased under resale agreements	122	111
Trading assets	5,787	5,386
Loans	1,154	1,901
Other	129	78

Total assets	$7,878	$7,664

Liabilities:
Deposits	$8,349	$10,131
Trading account liabilities	4,806	4,545
Short-term borrowings	1,727	698
Other	91	106

Total liabilities	$14,973	$15,480

Three months ended March 31	2006	2005

	(in millions)
Interest income	$11	$9
Interest expense	100	64
Trading losses	(363)	(321)
Other revenues	55	40
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	116	106
Treasury and traded markets services and other fees	92	64
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	57	48

The following business transactions conducted with HSBC Finance Corporation impacted operations during the first quarter of 2006.

Credit Card Receivables and Other Loan Transactions

•

In December 2004, HUSI acquired a private label receivable portfolio from HSBC Finance Corporation, which primarily included credit card receivables and retained interests associated with securitized credit card receivables. HSBC Finance Corporation retained and continues to service the customer relationships, for which they charged HUSI servicing fees of $98 million and $92 million for the three months ended March 31, 2006 and 2005 respectively. In July 2004, HUSI sold certain MasterCard1/Visa[2] credit card relationships to HSBC Finance Corporation, but retained the receivable balances associated with these relationships. By agreement, HUSI is purchasing receivables generated by these private label and MasterCard/Visa customer relationships at fair value on a daily basis. Premiums paid are being amortized to interest income over the estimated life of the receivables purchased. Since the original private label receivables acquisition and MasterCard/Visa relationship sale, the underlying customer balances included within these portfolios have revolved, and new private label relationships have been added. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Quarter ended March 31	2006	2005	2006	2005

	(in millions)
Receivable balances at beginning of period	$14,355	$10,936	$1,159	$1,142

Receivable balances at end of period	13,332	10,892	1,129	1,109

Premium paid to HSBC Finance Corporation during the period	77	103	8	8

•

During the quarter ended March 31, 2006, HUSI purchased approximately $186 million of consumer loans at fair value from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

Other Transactions

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HBUS is the originating lender for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the quarter ended March 31, 2006, approximately $27 billion of loans were originated by HBUS and sold to HSBC Finance Corporation, resulting in gains of approximately $19 million and fees paid to HSBC Finance Corporation of $3 million. For the same 2005 quarter, $24 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $17 million and fees paid of $3 million.

•	At March 31, 2006, HUSI had a $2 billion unused line of credit with HSBC Finance Corporation. The interest rate is comparable to third party rates for a line of credit with similar terms.

•

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

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

The following business transactions were conducted with HMUS during the first quarter of 2006.

•

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

•

In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS. HUSI maintains no ownership interest in the residential mortgage loans after sale. During the first quarter of 2006, HUSI sold $4 billion of loans to HMUS for total gains on sale of $17 million, which are included in other revenues.

At March 31, 2006, HUSI had an unused line of credit with HSBC of $2 billion. The interest rate is comparable to third party rates for a line of credit with similar terms.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $180 million was outstanding at March 31, 2006. Interest rates are comparable to third party rates for a line of credit with similar terms.

At March 31, 2006 and December 31, 2005, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $644 billion and $570 billion respectively. The net credit risk exposure related to these contracts was approximately $5 billion at both March 31, 2006 and December 31, 2005.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 11 of these consolidated financial statements.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first three months of 2006 and 2005 was approximately $11 million and $9 million respectively. As of March 31, 2006, HUSI had approximately $79 million of compensation cost related to nonvested stock compensation plans, which is expected to be recognized over a weighted-average period of 1.9 years. A description of these stock compensation plans begins on page 125 of HUSI’s 2005 Form 10-K.

Note 10. Pledged Assets

The following table presents pledged assets included in the consolidated balance sheet.

	March 31, 2006	December 31, 2005

	(in millions)
Interest bearing deposits with banks	$1,751	$1,170
Trading assets	2,745	1,452
Securities available for sale	5,595	6,369
Securities held to maturity	467	447
Loans	8,387	8,204

Total	$18,945	$17,642

Securities available for sale are primarily pledged against various short-term borrowings. Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank and private label receivables pledged against long-term secured borrowings.

Note 11. Pensions and Other Postretirement Benefits

In November 2004, sponsorship of the U.S. defined benefit pension plans and the health and life insurance plan of HUSI and HSBC Finance Corporation were transferred to HNAH. Effective January 1, 2005, the separate U.S. defined benefit pension plans were merged into a single defined benefit pension plan, which facilitated the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, HUSI’s prepaid pension asset of $482 million, and a related deferred tax liability of $203 million, were transferred to HNAH. The net transfer amount of $279 million is reflected as a reduction of capital surplus for 2005 on the consolidated statement of changes in shareholders’ equity.

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

Three months ended March 31	2006	2005	2006	2005

	(in millions)
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$11	$—	$1
Interest cost on projected benefit obligation	17	17	2	2
Expected return on plan assets	(22)	(25)	—	—
Recognized losses	3	1	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$6	$4	$3	$4

During 2006 HUSI expects to make no contribution for pension benefits and to pay postretirement benefits of approximately $9 million.

Note 12. Business Segments

HUSI has five distinct business segments that it utilizes for management reporting and analysis purposes. The business segments are based upon customer groupings, as well as products and services offered. The business segments are described in the following paragraphs.

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

Effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. For comparability purposes, 2005 segment results have been revised to reflect this change.

          The Corporate, Investment Banking and Markets (CIBM) Segment

This segment is comprised of Corporate/Institutional Banking (CIB) and Investment Banking and Markets (IBM). CIB provides deposit and lending products to large and multi-national corporations and banks. U.S. dollar clearing services are offered for domestic and international wire transfer transactions. Credit and trade related products such as standby facilities, performance guarantees and acceptances are also provided by CIB to large corporate entities. The IBM component includes treasury and traded markets. The treasury function maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, manage interest rate risk and capital at risk. Traded markets encompasses structured transactions as well as the trading and sale of foreign exchange, banknotes, derivatives, precious metals, securities and emerging markets instruments, both domestically and internationally.

          The Private Banking (PB) Segment

This segment offers a full range of services for high net worth domestic and foreign individuals including deposit, lending, trading, trust, branch services, mutual funds, insurance and investment management.

          Other Segment

This segment includes an equity investment in HSBC Republic Bank (Suisse) S.A. and certain corporate expenses not allocated to other business segments.

The following table summarizes the results for each segment. The net interest income component in the table reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology.

Analysis of operating results for each segment begins on page 39 of this Form 10-Q.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Three months ended March 31:
2006
Net interest income (1)	$309	$153	$178	$53	$48	$(6)	$735
Other revenues	135	119	49	273	76	6	658

Total revenues	444	272	227	326	124	—	1,393
Operating expenses (2)	291	110	110	183	75	16	785

Working contribution	153	162	117	143	49	(16)	608
Provision for credit losses (3)	16	135	4	2	—	—	157

Income (loss) before income tax expense	$137	$27	$113	$141	$49	$(16)	$451

Average assets	$44,070	$20,544	$16,734	$71,321	$5,473	$336	$158,478
Average liabilities/equity (4)	47,094	1,684	19,928	79,252	10,520	—	158,478
Goodwill at March 31	1,169	—	467	630	428	—	2,694

2005
Net interest income (1)	$300	$130	$154	$154	$40	$(3)	$775
Other revenues	128	80	38	167	58	7	478

Total revenues	428	210	192	321	98	4	1,253
Operating expenses (2)	251	107	98	134	64	—	654

Working contribution	177	103	94	187	34	4	599
Provision for credit losses (3)	22	109	(5)	(18)	(1)	—	107

Income before income tax expense	$155	$(6)	$99	$205	$35	$4	$492

Average assets	$50,752	$18,282	$14,920	$53,101	$4,720	$309	$142,084
Average liabilities/equity (4)	43,733	533	16,176	72,243	9,399	—	142,084
Goodwill at March 31	1,169	—	468	631	428	—	2,696

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include apportioned corporate overhead expenses. For the first quarter of 2006, expenses included within the Other business segment include certain corporate charges.

(3)	The provision apportioned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

(4)	Common shareholder’s equity and earnings on common shareholder’s equity are allocated back to the segments based on the percentage of capital assigned to the business.

Note 13. Regulatory Capital

The following table presents the capital ratios of HUSI and HBUS calculated in accordance with banking regulations. To be categorized as “well-capitalized” under the Federal Reserve Board, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency guidelines, a banking institution must have the minimum ratios reflected in the table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

	Well-Capitalized Minimum Ratio	March 31, 2006	December 31, 2005

Total capital (to risk weighted assets)
HUSI	10.00%	12.10%	12.53%
HBUS	10.00	11.98	12.32
Tier 1 capital (to risk weighted assets)
HUSI	6.00	8.10	8.25
HBUS	6.00	8.15	8.29
Tier 1 capital (to average assets)
HUSI	3.00	6.44	6.51
HBUS	5.00	6.56	6.61
Tangible common equity (to risk weighted assets)
HUSI		6.34	6.40
HBUS		8.19	8.33

Note 14. Variable Interest Entities (VIEs)

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI’s control and risk management objectives and to help ensure an efficient structure from a taxation and regulatory perspective.

          Consolidated VIEs

During the first quarter of 2006, HUSI entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $2,383 million in trading assets at March 31, 2006. These assets are pledged as collateral for obligations of the VIEs. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

          Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at March 31, 2006. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 136-137 of HUSI’s 2005 Form 10-K.

	March 31, 2006		December 31, 2005

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$9,823	$8,237	$10,183	$7,423
Securitization vehicles	1,750	558	1,774	565
Investment funds	2,735	—	2,513	—
Capital funding vehicles	1,114	32	1,093	32
Low income housing tax credits	1,286	229	1,080	165

Total	$16,708	$9,056	$16,643	$8,185

          Asset Backed Commercial Paper Conduits

HUSI provides a liquidity facility to an asset backed commercial paper conduit sponsored by an unrelated third party. HUSI does not transfer its own receivables into the financing entity, has no ownership interest in, no administrative duties, and does not service any assets of these conduits. The only interest HUSI has in these entities are liquidity facilities in the amount of approximately $1.7 billion at March 31, 2006. These facilities are excluded from the table summarizing HUSI’s involvement in VIEs.

Note 15. New Accounting Pronouncements

Effective January 1, 2006, HUSI adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, (SFAS 123R). The adoption of SFAS 123R did not have a material impact on HUSI’s financial position or results of operations. Substantially all of the disclosure requirements of SFAS 123R that are applicable to HUSI were included in HUSI’s 2005 Form 10-K. Certain disclosure requirements of SFAS 123R that were not included in the 2005 Form 10-K are included in Note 9 of these consolidated financial statements, beginning on page 15 of this Form 10-Q.

Effective January 1, 2006, HUSI adopted Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The adoption of SFAS 154 did not have any impact on HUSI’s financial position or results of operations.

Effective January 1, 2006, HUSI adopted FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (FSP 115-1 and FSP 124-1), in response to Emerging Issues Task Force 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The adoption of the impairment guidance contained in FSP 115-1 and FSP 124-1 did not have a material impact on HUSI’s financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 permits companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be bifurcated and accounted for separately. SFAS 155 also requires companies to identify interests in securitized financial assets that are free standing derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-only and principal-only strip receivables are subject to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) to revise the conditions of a qualifying special purpose entity. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of a company’s first fiscal year that begins after September 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements for that fiscal year. HUSI elected to early adopt SFAS 155 effective January 1, 2006. The adoption of SFAS 155 did not have a material impact on HUSI’s financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends previously issued guidance with respect to accounting for separately recognized loan servicing rights. HUSI early adopted this standard as of January 1, 2006 and elected to account for residential mortgage servicing rights at fair value prospectively. Refer to Note 5 of the consolidated financial statements, beginning on page 13 of this Form 10-Q, for information relating to the adoption of SFAS 156.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarterly average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended March 31,

	2006			2005

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$4,710	$52	4.50%	$3,850	$25	2.61%
Federal funds sold and securities purchased under resale agreements	6,683	74	4.47	3,639	24	2.66
Trading assets	10,096	108	4.33	6,623	59	3.61
Securities	21,313	270	5.14	18,318	214	4.73
Loans
Commercial	26,351	385	5.92	22,503	250	4.51
Consumer:
Residential mortgages	43,870	569	5.19	47,463	579	4.88
Credit cards	15,160	267	7.16	12,169	158	5.26
Other consumer	3,241	65	8.16	3,645	62	6.93

Total consumer	62,271	901	5.87	63,277	799	5.12

Total loans	88,622	1,286	5.89	85,780	1,049	4.96

Other	652	14	8.41	583	6	4.40

Total earning assets	132,076	$1,804	5.54%	118,793	$1,377	4.70%

Allowance for credit losses	(935)			(894)
Cash and due from banks	4,148			4,013
Other assets	23,189			20,172

Total assets	$158,478			$142,084

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$32,819	$153	1.90%	$27,565	$51	0.75%
Other time deposits	27,754	281	4.11	23,003	148	2.61
Deposits in foreign offices
Foreign banks deposits	7,186	77	4.33	8,048	45	2.24
Other time and savings	14,813	138	3.78	15,397	83	2.20

Total interest bearing deposits	82,572	649	3.19	74,013	327	1.79

Short-term borrowings	10,757	74	2.78	8,896	52	2.40
Long-term debt	28,195	339	4.87	23,870	219	3.72

Total interest bearing liabilities	121,524	1,062	3.54	106,779	598	2.27

Net interest income / Interest rate spread		$742	2.00%		$779	2.43%

Noninterest bearing deposits	10,165			9,766
Other liabilities	15,077			14,596
Total shareholders’ equity	11,712			10,943

Total liabilities and shareholders’ equity	$158,478			$142,084

Net interest margin on average earning assets			2.28%			2.66%

Net interest margin on average total assets			1.90%			2.22%

*     Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the first three months of 2006 and 2005 included fees of $12 million and $8 million respectively.

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI’s 2005 Form 10-K. The MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI’s results may differ materially from those noted in the forward-looking statements. Words such as “believe”, “expects”, “estimates”, “targeted”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements that involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important risk factors that may affect HUSI’s actual results, see Cautionary Statement on Forward-Looking Statements and Risk Factors in Part I of HUSI’s 2005 Form 10-K and Risk Factors in Part II of this Form 10-Q.

EXECUTIVE OVERVIEW

Income before income tax expense decreased $41 million (8%) in the first quarter of 2006, as compared with the same 2005 period, primarily due to the following factors:

•

decreased net interest income resulting from continued increases in short-term interest rates and flattening of the yield curve, particularly affecting balance sheet management income within the CIBM business segment; and

•

increased operating expenses within the PFS, CMB and PB business segments associated with expansion of the core banking network and rollout of the online savings product, and within the CIBM business segment due to the impact of the buildout of the business platform.

The items noted above were partially offset by improved results in the following areas:

•

increased income before income tax expense for the private label credit card receivable portfolio, included within the CF business segment, primarily due to decreased amortization of premiums paid for credit card receivables acquired from HSBC Finance Corporation;

•

increased other revenues within the CIBM business segment attributable to improved trading results and to the recognition of income relating to certain derivative contracts that was deferred at December 31, 2005;

•	increased income before income tax expense in the CMB business segment resulting from product and business expansion initiatives in 2005 and 2006; and

•	increased income before income tax expense within the PB business segment, due to increased revenues from advisory services offered to clients, and to higher earnings on a foreign equity investment.

Income tax expense decreased $33 million (19%) in the first quarter of 2006, as compared with the same 2005 period, due partially to decreased income before income tax expense, and partially to a release of $17 million of income tax liability related to completion of ongoing audits. Refer to Note 7 of the consolidated financial statements on page 14 of this Form 10-Q for additional information.

Private Label Loan Portfolio

In December of 2004, HUSI acquired approximately $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation at fair value, without recourse. During 2005, interest income was significantly reduced by amortization of the initial premium paid for the portfolio, which was heavily front-loaded into 2005 in relation to expected runoff of the receivable balances. During the first quarter of 2006, total premium amortization associated with the portfolio decreased $47 million in comparison to the same 2005 period, primarily due to reduced amortization of the initial premium paid.

By agreement, HUSI is purchasing additional private label credit card receivables from HSBC Finance Corporation at fair value on a daily basis. Since the original acquisition, the underlying private label customer balances have revolved, and new relationships have been added, resulting in increased receivable balances. Refer to Note 9 of the consolidated financial statements, beginning on page 15 of this Form 10-Q for further discussion of receivables acquired from HSBC Finance Corporation.

Residual interests in securitized credit card receivable pools were also acquired from HSBC Finance Corporation. Securitization revenue from these securitized trusts decreased $27 million in the first quarter of 2006, as compared with the same 2005 period, due to significantly reduced receivable balances maintained in the trusts. As the balance requirements of these trusts decrease, receivables maintained on the balance sheet increase, resulting in increased net interest income. Refer to the Other Revenues commentary beginning on page 33 of this Form 10-Q for further discussion of securitization revenue.

Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn is selling these loans to securitization vehicles. These loans are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded in a valuation reserve. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various balance sheet and income statement line items. HUSI maintains a portfolio of derivatives and securities which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales of loans result from incremental value realized on pools of loans actually sold to HMUS for securitization. During the first quarter of 2006, the following activity was recorded as a result of acquiring, holding and selling these loans.

Three months ended March 31	2006

(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$2,879
Loans acquired from third parties	5,235
Loans sold to HMUS	(3,675)

Balance at end of period	$4,439

Valuation reserve for adjustments to market value:
Balance at beginning of period	$(11)
Additional valuation reserves for reductions in market value	(79)
Releases of valuation reserves for loans sold to HMUS	40

Balance at end of period	$(50)

Increases (decreases) to income before income taxes:
Increased net interest income associated with loans held for sale to HMUS	$20
Gains on sale of residential mortgage loans sold to HMUS, recorded in other revenues	17
Cumulative valuation reserve adjustments for reductions in market value of loans held for sale to HMUS, recorded in other revenues	(79)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS	64
Underwriting and other program costs included in other expenses	(6)

Net impact on income before income taxes	$16

Balance Sheet Review

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet growth and funding sources are summarized in the following table.

	Increase (Decrease) During the Period

Three months ended March 31, 2006	Amount	%

	(in millions)
Balance sheet growth:
Loans (1)	$(1,691)	(2)
Short-term investments (2)	3,924	33
Trading assets	5,298	25
Securities and other assets	679	2

	$8,210	5

Funding sources:
Total deposits	$1,489	2
Trading account liabilities	3,473	32
All other liabilities	3,006	26
Long-term debt	37	—
Shareholders’ equity	205	2

	$8,210	5

(1)

The decrease in loans was principally in residential mortgage loans due to balance sheet management strategy. See Note 3, beginning on page 11 of this Form 10-Q for a summary of specific loan categories.

(2)	Includes cash and due from banks, interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements.

         Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	March 31, 2006	December 31, 2005

	(in millions)
Trading assets:
Securities (1)	$11,760	$10,779
Precious metals	3,186	2,286
Fair value of derivatives	11,572	8,155

	$26,518	$21,220

Trading liabilities:
Securities sold, not yet purchased	$1,764	$1,808
Payables for precious metals	874	1,161
Fair value of derivatives	11,545	7,741

	$14,183	$10,710

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset backed, corporate bonds and other securities.

Increased trading assets and liabilities were generally due to increased volume of activity resulting from business growth initiatives within the CIBM business segment. Improved market prices and conditions also contributed to increased precious metals and securities trading assets balances.

          Deposit Strategy and Growth

Beginning in 2004, HUSI implemented a strategy for its core banking network, which includes building deposits over a three to five year period, across multiple markets and segments, and utilizing multiple delivery systems. During 2005, and through the first three months of 2006, the strategy included various initiatives, including:

•	full deployment of new personal and business checking and savings products, particularly relationship based products;

•	emphasis on more competitive pricing with the introduction of high yielding products, including online savings accounts, which have grown significantly beginning in late 2005;

•	retail branch expansion into new geographic markets;

•	improving delivery systems, including use of internet capabilities;

•	refined targeting of the affluent consumer population;

•	maintaining strong customer relationships; and

•	increasing deposits from, and improving retention of, existing customers.

HUSI’s rollout of its deposit strategy continues to be successful. Deposit growth of $12 billion during calendar year 2005 has been followed by growth of $1.5 billion in the first quarter of 2006. Included in overall deposit growth are new internet savings deposits of $1 billion for calendar year 2005 and $2.8 billion for the first quarter of 2006.

Selected Financial Data

The following tables present a summary of selected financial information.

			Increase (Decrease)

Three months ended March 31:	2006	2005	Amount	%

	(in millions)
Net interest income	$735	$775	$(40)	(5)

Trading revenues	279	96	183	191
Residential mortgage banking revenue	23	23	—	—
Securities gains, net	4	23	(19)	(83)
Other income	352	336	16	5

Total other revenues	658	478	180	38

Operating expenses	785	654	131	20
Provision for credit losses	157	107	50	47

Income before income tax expense	451	492	(41)	(8)
Income tax expense	143	176	(33)	(19)

Net income	$308	$316	$(8)	(3)

Balances at period end:
Loans:
Commercial loans	$26,804	$23,484	$3,320	14
Residential mortgages	44,328	47,610	(3,282)	(7)
Credit card receivables	14,461	12,001	2,460	20
Other consumer loans	3,058	3,152	(94)	(3)

Total loans	88,651	86,247	2,404	3
Allowance for credit losses	(837)	(773)	(64)	(8)

Loans, net of allowance	87,814	85,474	2,340	3
Total assets	162,069	141,605	20,464	14
Total tangible assets	159,331	138,866	20,465	15
Total deposits	93,304	82,994	10,310	12
Short-term borrowings	8,399	7,152	1,247	17
Long-term debt	27,996	23,925	4,071	17
Common shareholder’s equity	10,483	10,385	98	1
Tangible common shareholder’s equity	7,856	7,646	210	3
Total shareholders’ equity	11,799	10,885	914	8

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	7.28%	7.69%
Tangible common shareholder’s equity to total tangible assets, at period end	4.93	5.51
Rate of return on average (1):
Total assets	.79	.90
Total common shareholder’s equity	11.34	12.05
Net interest margin to average (1):
Earning assets	2.28	2.66
Total assets	1.90	2.22
Average total shareholders’ equity to average total assets (1)	7.39	7.70
Cost: income ratio (1)	56.38	52.17

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 78 of the 2005 Form 10-K.

BASIS OF REPORTING

HUSI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

International Financial Reporting Standards (IFRSs)

Because HSBC reports results in accordance with IFRSs and IFRS results are used by HSBC in measuring and rewarding performance of employees, HUSI management also separately monitors net income under IFRSs (a non-U.S. GAAP financial measure). The following table reconciles HUSI’s net income on a U.S. GAAP basis to net income on an IFRS basis.

Three months ended March 31	2006

(in millions)
Net income – U.S. GAAP basis	$308
Adjustments, net of tax:
Fair value option	(24)
Other	3

Net income – IFRS basis	$287

Differences between U.S. GAAP and IFRSs are as follows:

          Fair Value Option

IFRSs

•

Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation;

–

eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or

–

applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or

	–	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

•

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

•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

U.S. GAAP

•	There are no provisions to make such an election in U.S. GAAP similar to that in IAS 39.

•

Generally, for financial assets to be measured at fair value with gains and losses recognized immediately in the income statement under U.S. GAAP, they must meet the definition of trading securities in SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under U.S. GAAP.

Impact

•

HUSI has used the fair value designation for certain fixed rate long-term debt issues whose interest rate characteristic has been changed to floating through interest rate swaps as part of a documented interest rate management strategy. Approximately $2 billion of HUSI’s debt issues have been accounted for using the option. The movement in fair value of these debt issues includes the effect of changes in the credit spread and any ineffectiveness in the economic relationship between the related swaps and this debt. Such ineffectiveness arises from the different credit characteristics of the swap and the debt coupled with the sensitivity of the floating leg of the swap to changes in short-term interest rates. In addition, the economic relationship between the swap and the debt can be affected by relative movements in market factors, such as bond and swap rates, and the relative bond and swap rates at inception. The size and direction of the accounting consequences of changes in credit spread and ineffectiveness can be volatile from period to period, but do not alter the cash flows anticipated as part of the documented interest rate management strategy.

•

Under U.S. GAAP, debt issues are reported at amortized cost. An offsetting derivative providing an economic hedge for an asset or liability results in asymmetrical accounting, which in U.S. GAAP is reflected in net income except where the relationship is elected as a fair value hedge under SFAS 133.

          Other

Other includes the net impact of differences relating to various adjustments none of which were individually material at March 31, 2006, and which are described on pages 18-22 of HUSI’s 2005 Form 10-K.

RESULTS OF OPERATIONS

Net Interest Income

A summary of net interest income is presented in the following table.

			Increase (Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Interest income:
Loans	$1,286	$1,049	$237	23
Securities	263	210	53	25
Trading assets	108	59	49	83
Short-term investments	126	49	77	157
Other	14	6	8	133

Total interest income	1,797	1,373	424	31

Interest expense:
Deposits	649	327	322	98
Short-term borrowings	74	52	22	42
Long-term debt	339	219	120	55

Total interest expense	1,062	598	464	78

Net interest income	$735	$775	$(40)	(5)

Fluctuations in the components of net interest income, summarized according to the impacts of “volume” changes and “rate” changes associated with various interest earning assets and interest bearing liabilities, are presented in the following table.

	Increase/(Decrease)
Three months ended March 31	2006	Volume	Rate	2005

	(in millions)
Interest income:
Interest bearing deposits with banks	$52	$6	$21	$25
Federal funds sold and securities purchased under resale agreements	74	28	22	24
Trading assets	108	36	13	59
Securities	270	37	19	214
Loans:
Commercial	385	48	87	250
Consumer:
Residential mortgages	569	(45)	35	579
Credit cards	267	44	65	158
Other consumer	65	(7)	10	62

Total consumer	901	(8)	110	799
Other interest (1)	14	1	7	6

Total interest income	1,804	148	279	1,377

Interest expense:
Deposits in domestic offices:
Savings deposits	153	11	91	51
Other time deposits	281	35	98	148
Deposits in foreign offices:
Foreign banks deposits	77	(5)	37	45
Other time and savings	138	(3)	58	83
Short-term borrowings	74	13	9	52
Long-term debt	339	44	76	219

Total interest expense	1,062	95	369	598

Net interest income –taxable equivalent basis	742	$53	$(90)	779

Tax equivalent adjustment	(7)			(4)

Net interest income –non taxable equivalent basis	$735			$775

(1)	Other interest relates to interest earned on Federal Reserve Bank and Federal Home Loan Bank stock.

Overview

Net interest income is the total interest income on earning assets less the total interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis to permit comparisons of yields on tax-exempt and taxable assets. An analysis of consolidated average balances and interest rates on a taxable equivalent basis is presented on page 23 of this Form 10-Q.

Net interest income decreased $40 million (5%) in the first quarter of 2006, as compared with the same 2005 period. Interest rate spread (see page 23 of this Form 10-Q) declined to 2.00% in the first quarter of 2006 from 2.43% in the same 2005 quarter. The following factors contributed to the overall decrease in interest rate spread in the first quarter of 2006, as compared with the same 2005 period:

•	reduced balance sheet management income within the CIBM business segment, due largely to increasing short-term interest rates and to a flat yield curve; and

•

reduced net interest income associated with trading assets within the CIBM business segment, which was more than offset by a significant increase in trading revenues (refer to page 36 of this Form 10-Q).

Analysis of various components of net interest income follows. All increases and decreases noted for the first quarter of 2006 represent comparisons with the same 2005 period.

          Commercial Loans

Interest income from commercial loans increased $135 million (54%) in the first quarter of 2006. Average commercial loan balances increased by 17% during the quarter. The average yield earned on commercial loans increased 141 basis points (31%) due to increases in HBUS’s prime lending rate during 2006 and 2005.

Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices. Targeted growth in small business, middle market and real estate lending portfolios, which began in 2004, continued to increase loan balances in 2005 and 2006.

          Residential Mortgage Loans

Interest income earned from residential mortgage loans decreased $10 million (2%) in the first quarter of 2006. Average residential mortgage loans decreased 8% in the first quarter of 2006, due to the following balance sheet management initiatives and other factors:

•

in 2005, HUSI decided to decrease the volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were therefore discontinued effective September 1, 2005;

•

HUSI sold a higher proportion of adjustable rate residential mortgage loans in 2005 and 2006 compared with prior years, which previously would have been held on the balance sheet. Residential mortgage loans originated with the intention to sell increased 28% in the first quarter of 2006; and

•	originations of residential mortgage loans decreased in the first quarter of 2006, due to the national originations market decreasing in size.

The average yield earned on residential mortgage loans increased 31 basis points (6%) due to a generally increasing residential mortgage interest rate environment.

          Credit Card Receivables

Interest earned from credit card receivables increased $109 million (69%) in the first quarter of 2006. Average credit card receivable balances were 25% higher for the quarter. The average rate earned increased 190 basis points (36%) for the quarter.

In December 2004, HUSI acquired $12 billion of private label receivables and other loans from HSBC Finance Corporation. Total premiums paid for these receivables, which are being amortized against interest income over the estimated life of the related receivables, totaled $639 million. Amortization of the initial premium was heavily front-loaded into 2005, resulting in a significant reduction of interest income and the average yield during the year. Amortization of the initial premium decreased $121 million (73%) to $45 million for the first quarter of 2006.

By agreement, new receivables generated from these private label credit card relationships are being acquired from HSBC Finance Corporation on a daily basis, at fair value. Total amortization of premiums paid for these ongoing receivable purchases increased $83 million to $113 million for the first quarter of 2006, due to a higher level of premiums associated with new receivables acquired.

During 2004, HUSI sold certain MasterCard/Visa credit card relationships to HSBC Finance Corporation. HUSI purchases receivables associated with these MasterCard/Visa relationships from HSBC Finance Corporation on a daily basis, at fair value. Total amortization of premiums paid for these receivables increased $1 million to $8 million for the first quarter of 2006.

The total impact of premium amortization on interest income and average yields for credit card receivables and total loans are summarized in the following table.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005

	Amount	Rate	Amount	Rate

	(in millions)
Credit card receivables:
Interest income, before premium amortization	$433	11.85%	$361	12.67%
Premium amortization	(166)	(4.69)	(203)	(7.41)

Interest income, adjusted for premium amortization	$267	7.16%	$158	5.26%

Total loans:
Interest income, before premium amortization	$1,452	6.67%	$1,252	5.96%
Premium amortization	(166)	(.78)	(203)	(1.00)

Interest income, adjusted for premium amortization	$1,286	5.89%	$1,049	4.96%

Interest Income – Trading Assets

Interest income from trading assets increased $49 million (83%), primarily as a result of increased trading assets balances. Average trading assets increased 52% in the quarter. Average rates earned on trading assets increased 72 basis points (20%) due to a rising interest rate environment.

Interest Income – Short-Term Investments

Short-term investments include interest bearing deposits with banks and Federal funds sold and securities purchased under resale agreements. Fluctuations in short-term investments directly result from the relationship between HUSI’s excess liquidity position and its funding needs at any given point in time.

Interest income from short-term investments increased $77 million (157%) in the first quarter of 2006. Average short-term investment balances grew by 52% in the quarter, while average rates earned also increased significantly, primarily due to increases in the federal funds rate throughout 2005 and 2006.

Interest Expense - Deposits

Total interest expense on interest bearing deposits increased $322 million (98%) in the first quarter of 2006. Interest expense increased for both domestic and foreign deposits. Average interest bearing deposits increased by 12% in the quarter. Deposits have been a major source of funding for balance sheet growth since 2004. Specific strategic initiatives targeted deposit growth in various business units.

Average interest rates paid to deposit customers increased 140 basis points (78%), due to increases in short-term interest rates and the introduction of more competitively priced consumer and commercial products during 2005, particularly internet savings accounts. Deposits outstanding associated with these new products have grown steadily since their introduction.

An overview of deposit growth initiatives is provided on pages 26-27 of this Form 10-Q.

Interest Expense – Short-Term Borrowings

Interest expense on short-term borrowings increased $22 million (42%) in the first quarter of 2006. Average short-term borrowings balances increased by 21% in the quarter. The average interest rate paid increased 38 basis points (16%), due primarily to increases in the federal funds rate throughout 2005 and 2006, which were partially offset by a shift in the funding mix toward lower interest rate borrowings.

Interest Expense – Long-Term Debt

Interest expense on long-term debt increased $120 million (55%) in the first quarter of 2006. Average long-term debt balances increased by 18% in the quarter, due to new debt issued during the last nine months of 2005 to fund balance sheet growth. The average rate paid increased 115 basis points (31%) in the quarter, due to increases in the underlying reference interest rates in 2005 and 2006.

Other Revenues

The following table presents the components of other revenues.

			Increase (Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Trust income	$22	$23	$(1)	(4)

Service charges:
HSBC affiliate income	4	4	—	—
Other service charges	47	48	(1)	(2)

Total service charges	51	52	(1)	(2)

Other fees and commissions:
Letter of credit fees	18	17	1	6
Credit card fees	122	57	65	114
Wealth and tax advisory services	26	13	13	100
HSBC affiliate income	12	16	(4)	(25)
Other fee-based income, net of referral fees	58	42	16	38

Total other fees and commissions	236	145	91	63

Securitization revenue	17	44	(27)	(61)

Other income:
Insurance	13	16	(3)	(19)
HSBC affiliate income	39	20	19	95
Gains on property and other financial assets	6	14	(8)	(57)
Other	(32)	22	(54)	(245)

Total other income	26	72	(46)	(64)

Residential mortgage banking revenue	23	23	—	—
Trading revenues	279	96	183	191
Securities gains, net	4	23	(19)	(83)

Total other revenues	$658	$478	$180	38

          Other Fees and Commissions

The increase in credit card fees in the first quarter of 2006 resulted from activity generated by the private label credit card receivable portfolio. Total number of accounts and average total receivable balances have increased for the portfolio, resulting in increased fees. In addition, there were lower payments to merchant partners in the first quarter of 2006 due to terminations and revisions to certain merchant agreements.

The increase in wealth and tax advisory services is attributable to specific growth initiatives intended to expand services to high net worth individuals within the PB business segment.

The increase in other fee-based income is due to:

•

new service fees recorded within the CIBM business segment generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients; and

•	various growth initiatives undertaken in 2005 and 2006, which resulted in general increases in fee income recorded within the PFS, CMB and CIBM business segments.

          Securitization Revenue

Securitization revenue is comprised of servicing revenue and excess servicing spread from residual interests in securitized private label credit card receivables. Existing securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2007. All collateralized funding transactions have been structured as secured financings since the third quarter of 2004. Therefore, there were no new securitization transactions during 2005 or during the first quarter of 2006.

The decrease in securitization revenue is primarily attributable to decreased levels of receivables maintained within existing securitized trusts. As the balance requirements of these trusts decrease, receivables maintained on the balance sheet increase, resulting in increased net interest income.

          Other Income

Increased HSBC affiliate income resulted from gains realized on sales of residential mortgage loans to HMUS. Additional information regarding these loan sales is provided in the Executive Overview beginning on page 24 of this Form 10-Q.

The decrease in other resulted primarily from the net impact of the following:

•	losses of $79 million due to market valuation adjustments required on residential mortgage loans held for sale to HMUS; and

•	increased earnings of $14 million from various equity investments.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business as well as an allocation of the funding cost or benefit associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing.

			Increase (Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$95	$129	$(34)	(26)

Servicing related income:
Servicing fee income	23	19	4	21
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	45	—	45	—
Realization of cash flows	(21)	—	(21)	—
MSRs amortization (2)	—	(19)	19	100
MSRs temporary impairment recovery (2)	—	17	(17)	(100)
Trading – Derivative instruments used to offset changes in value of MSRs	(34)	(6)	(28)	(467)

Total net servicing related income	13	11	2	18

Originations and sales related income:
Gains on sales of mortgages	3	3	—	—
Trading and fair value hedge activity (3)	1	5	(4)	(80)

Total net originations and sales related income	4	8	(4)	(50)

Other mortgage income	6	4	2	50

Total residential mortgage banking revenue included in other revenues	23	23	—	—

Total residential mortgage banking related revenue	$118	$152	$(34)	(22)

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 5 of the consolidated financial statements, beginning on page 13 of this Form 10-Q for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

(3)	Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity, which was discontinued in 2005, and other immaterial activity.

All increases and decreases referenced below for the first quarter of 2006 represent comparisons with the same 2005 period.

          Net Interest Income

Decreased net interest income for the first quarter of 2006 resulted from a decrease in average residential mortgage loan outstandings as well as a slight narrowing of interest rate spreads. In 2005, HUSI commenced a strategic balance sheet initiative to sell the majority of new loan production to government sponsored enterprises and private investors, which continued into the first quarter of 2006. The held loan portfolio is expected to continue to decline for the remainder of 2006 as a result of this initiative.

Overall yields earned on residential mortgage loans increased 31 basis points (6%) in the first quarter of 2006 due to a generally increasing residential mortgage interest rate environment.

Additional commentary regarding residential mortgage interest income is provided on page 31 of this
Form 10-Q.

          Servicing Related Income

Increased net servicing related income for the first three months of 2006 was primarily attributable to increased volume of loans included within the average serviced loans portfolio, which increased 24% in the quarter. The average serviced loans portfolio increase was attributable to the following factors:

•	HUSI sold a higher proportion of adjustable rate loans in 2005 and 2006, which previously would have been held on the balance sheet;

•	in the fourth quarter of 2005, HUSI commenced servicing a portfolio of loans previously serviced by a third party; and

•	also in the fourth quarter of 2005, HUSI completed a securitization sale of loans previously held in portfolio.

The increased serviced loans portfolio, and its positive impact on servicing fee income, was partially offset by a slight decrease in the hedged MSRs portfolio for the first quarter of 2006, compared with the same 2005 period.

Additional commentary regarding risk management associated with the MSRs hedging program is provided on pages 53-54 of this Form 10-Q.

Trading Revenues

Trading revenues are generated by HUSI’s participation in foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; and from trading securities. During 2005, HUSI’s CIBM business segment expanded operations and products offered to clients, which resulted in increased trading activity and improved trading results in 2005 and 2006. Decreased net interest income for the first quarter of 2006, when compared with the same 2005 period, was primarily due to steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on interest rate spreads.

Trading related revenues generated by the CIBM business segment, summarized by type of business, are provided in the following table. The data in the table includes interest income earned on trading instruments, net of allocated funding cost associated with the trading positions. The net interest income component is included in net interest income on the consolidated statement of income. Trading revenues related to the residential mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Trading revenues	$279	$96	$183	191
Net interest income	(13)	17	(30)	(176)

Trading related revenues	$266	$113	$153	135

Business:
Derivatives instruments	$90	$41	$49	120
Economic hedges of loans held for sale to HMUS	84	—	84	—
Treasury (primarily securities)	5	14	(9)	(64)
Foreign exchange and banknotes	44	37	7	19
Precious metals	35	17	18	106
Other trading	8	4	4	100

Trading related revenues	$266	$113	$153	135

          Derivative Instruments

Net interest income related to derivatives businesses decreased $24 million in the first quarter of 2006, as compared with the same 2005 quarter, due to the rising short-term interest rate environment.

HUSI recognizes gain or loss at the inception of derivative transactions only when the fair value of the transaction can be verified to market transactions or if all significant pricing model assumptions can be verified to observable market data. Gain or loss not recognized at inception is recorded in trading liabilities and recognized over the term of the derivative contract in correlation with outstanding risk and valuation characteristics. As a result of observability being established during the first quarter, $28 million of previously deferred revenue was recognized.

In addition, derivatives trading revenues increased as a result of the following activity:

•	increased revenue from the credit derivatives trading and structured transactions businesses, which were significantly expanded during 2005; and

•	improved trading results from the interest rate derivatives desk.

          Economic Hedges of Loans Held for Sale to HMUS

Effective in the third quarter of 2005, HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. During the first quarter of 2006, HUSI realized $64 million of trading revenues and $20 million of net interest income related to this portfolio. Further analysis and commentary regarding these loans and the associated hedges is provided on page 25 of this Form 10-Q.

          Precious Metals

Precious metals trading income increased due to increased client and proprietary trading activity from both domestic and foreign trading desks, which resulted from higher precious metals prices. Partially offsetting increased trading revenues was decreased net interest income resulting from rising short-term interest rates.

Securities Gains, Net

The following table provides a summary of realized securities gains and losses.

	2006			2005

Three months ended March 31	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains	Gross Realized Gains	Gross Realized (Losses)	Net Realized Gains

	(in millions)
Securities gains, net	$4	$—	$4	$23	$—	$23

HUSI maintains various securities portfolios as part of its strategies for overall liquidity, balance sheet diversification and risk management. The following table summarizes net securities gains resulting from various strategies.

Three months ended March 31	2006	2005

	(in millions)
Balance sheet diversity and reduction of risk	$4	$12
Reduction of Latin American exposure	—	10
Other	—	1

Total securities gains, net	$4	$23

Operating Expenses

The following table presents the components of operating expenses.

			Increase (Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Salaries and employee benefits	$315	$266	$49	18
Occupancy expense, net	51	42	9	21
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	116	106	10	9
Treasury and traded markets services and other fees	92	64	28	44
Fees paid to HTSU for technology services	57	48	9	19

	265	218	47	22

Other expenses:
Equipment and software	20	24	(4)	(17)
Marketing	21	14	7	50
Outside services	28	26	2	8
Professional fees	17	14	3	21
Telecommunications	5	5	—	—
Postage, printing and office supplies	7	6	1	17
Insurance business	5	6	(1)	(17)
Other	51	33	18	55

Total other expenses	154	128	26	20

Total operating expenses	$785	$654	$131	20

Personnel - average number	12,135	10,830	1,305	12

All increases and decreases referred to below for the first quarter of 2006 represent comparisons with the same 2005 period.

          Overview

Increased expenses during the first quarter of 2006 were driven largely by the rollout of various business growth initiatives affecting all business segments, and by increased fees charged by HSBC affiliates for various services.

          Salaries and Employee Benefits

Salary expense increased $36 million (20%) for the first quarter of 2006, primarily due to the increased number of personnel employed to support various business growth initiatives within the PFS, CMB, CIBM and PB business segments. Employee benefits expenses increased $13 million (16%) for the first quarter of 2006 as a direct result of the increased salary expense and staff counts.

          Support Services from HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for treasury and traded markets services, for loan origination and servicing, and for other operational and administrative support functions. The overall increases in HSBC affiliate charges are due primarily to the following activity:

•

fees charged by HSBC Finance Corporation for loan origination and servicing have increased as a result of increased number of accounts and increased balances associated with various loan portfolios and other loan balances serviced by HSBC Finance Corporation on behalf of HUSI. Fees charged by HSBC Finance Corporation for various administrative services have also increased as a result of continued initiatives to centralize administrative functions;

•	fees charged by HMUS and other HSBC affiliates for treasury and traded markets services have increased in 2006 due primarily to business expansion initiatives within the CIBM segment; and

•

fees charged by HTSU for technology services increased, as HUSI continues to upgrade its automated technology environment. Equipment and software costs included in other expenses have decreased in 2006, as much of these costs are now included in the charges by HTSU.

          Other Expenses

Increased marketing and promotional expenses resulted from expanded use of customer mailings and various media channels to enhance perception of the HSBC brand and to market products and services, including the online savings account product.

Other includes a provision for off-balance sheet credit exposures, which increased $12 million for the first quarter of 2006, related to increased credit risk associated with increased commercial loan commitments outstanding. Further analysis of off-balance sheet arrangements is provided beginning on page 46 of this Form 10-Q.

BUSINESS SEGMENTS

HUSI has five distinct business segments that are utilized for management reporting and analysis purposes. The segments are based upon customer groupings, as well as products and services offered. The business segments are described in Note 12 of the consolidated financial statements, beginning on page 19 of this Form 10-Q.

Personal Financial Services (PFS)

          Overview

Results of this segment have been impacted by expansion of core banking operations, which has increased expenses by a greater amount than revenues during the build-out phase. Additional resources and priority have been focused on core retail banking businesses during 2005 and 2006. Investment in the retail branch network continues to be expanded and reallocated to ensure coverage of high potential growth geographic areas. Loan and deposit products offered to individuals have also been expanded in conjunction with increased marketing efforts.

          Operating Results

The following table summarizes results for the PFS business segment.

			2006 Compared to 2005
			Increase/(Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$309	$300	$9	3
Other revenues	135	128	7	5

Total revenues	444	428	16	4
Operating expenses	291	251	40	16

Working contribution	153	177	(24)	(14)
Provision for credit losses	16	22	(6)	(27)

Income before income tax expense	$137	$155	$(18)	(12)

Average assets	$44,070	$50,752
Average liabilities/equity	47,094	43,733
Goodwill at March 31	1,169	1,169

Increased net interest income for the first quarter of 2006 was primarily due to higher interest rate spreads on a growing personal deposit base, which was partially offset by lower net interest income from residential mortgage banking activities. Additional commentary regarding residential mortgage banking revenue begins on page 35 of this Form 10-Q.

Operating expenses increased for the first quarter of 2006 due to:

•	increased personnel, marketing and other direct expenses associated with expansion of the core banking network and other consumer lending operations;

•	increased fees paid to HTSU, as HUSI has continued to upgrade its technology environment; and

•	increased fees paid to HSBC Finance Corporation, as HUSI continued to leverage its relationship to centralize various loan servicing and administrative support functions.

Consumer Finance (CF)

          Overview

Results of this segment have been positively impacted by growth of the private label credit card receivable portfolio and by decreased amortization of premiums paid to HSBC Finance Corporation for those receivables.

          Operating Results

The following table summarizes results for the CF business segment.

			2006 Compared to 2005
			Increase/(Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$153	$130	$23	18
Other revenues	119	80	39	49

Total revenues	272	210	62	30
Operating expenses	110	107	3	3

Working contribution	162	103	59	57
Provision for credit losses	135	109	26	24

Income (loss) before income tax expense	$27	$(6)	$33	550

Average assets	$20,544	$18,282
Average liabilities/equity	1,684	533
Goodwill at March 31	—	—

This segment includes private label credit card receivables (PLCC), and other consumer loans acquired from HSBC Finance Corporation and its correspondents. The following table summarizes the impact of the PLCC on earnings for the CF segment in comparison with the other portfolios.

Three months ended March 31		PLCC	Other	Total

		(in millions)
2006
	Net interest income	$110	$43	$153
	Other revenues	119	—	119

	Total revenues	229	43	272
	Operating expenses	105	5	110

	Working contribution	124	38	162
	Provision for credit losses	128	7	135

	(Loss) income before income tax expense	$(4)	$31	$27

2005
	Net interest income	$71	$59	$130
	Other revenues	80	—	80

	Total revenues	151	59	210
	Operating expenses	102	5	107

	Working contribution	49	54	103
	Provision for credit losses	109	—	109

	(Loss) income before income tax expense	$(60)	$54	$(6)

Increased net interest income for the PLCC is due to increased average credit card receivable balances for the quarter, and to decreased amortization of premiums paid for purchases of receivables from HSBC Finance Corporation. Further discussion of interest income from credit card receivables is provided on pages 31-32 of this Form 10-Q.

Increased other revenues for the PLCC are directly related to increased credit card fees, which were partially offset by decreased securitization revenue. Further discussion regarding these revenues is included within Other Revenues commentary, beginning on page 33 of this Form 10-Q.

Increased provision for credit losses for the PLCC portfolio resulted directly from increased average credit card receivable balances.

New domestic private label credit card receivables are acquired from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, HUSI adopted a plan to phase in changes to the required minimum monthly payment amount for domestic private label credit card accounts. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006, resulting in an immaterial impact on first quarter results. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. The impact of these changes, if any, is not expected to be material to HUSI’s consolidated results.

Commercial Banking (CMB)

          Overview

Improved results for the first quarter of 2006 resulted from the continued rollout of planned expansion initiatives. Office locations and staffing levels were expanded in 2005 and 2006, as were loan and deposit products offered to small businesses and middle-market commercial customers, in conjunction with increased marketing efforts. HUSI continues to leverage its status as one of the top ranked small business lenders in New York State.

          Operating Results

The following table summarizes results for the CMB business segment.

			2006 Compared to 2005
			Increase/(Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$178	$154	$24	16
Other revenues	49	38	11	29

Total revenues	227	192	35	18
Operating expenses	110	98	12	12

Working contribution	117	94	23	24
Provision for credit losses	4	(5)	9	180

Income before income tax expense	$113	$99	$14	14

Average assets	$16,734	$14,920
Average liabilities/equity	19,928	16,176
Goodwill at March 31	467	468

Increased net interest income, other revenues and operating expenses for the first quarter of 2006 resulted from the successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs, which resulted in increased actual and average commercial loan balances. The CMB segment also benefited from more favorable interest rate spreads on a growing deposit base during the first quarter of 2006.

Increased provision for credit losses for the first quarter of 2006 primarily resulted from net charge offs of commercial loan balances. Unusually low charge offs and unusually high recoveries were recorded during the first quarter of 2005. Credit quality was generally strong and continued to be well managed during the quarter. Further commentary regarding credit quality begins on page 44 of this Form 10-Q.

Corporate, Investment Banking and Markets (CIBM)

          Overview

The CIBM business segment continues to be negatively impacted by steadily rising short-term interest rates, which limited opportunities to profit from placing funds generated from operations. While increased short-term rates have a positive impact on interest rate spreads for deposit generating businesses, such as the PFS and CMB business segments, they have an adverse impact on CIBM which does not generate significant low cost deposit funding.

Various treasury and traded markets activities were expanded in 2005. Increased products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives have resulted in increased non-funds revenues and operating expenses.

          Operating Results

The following table summarizes results for the CIBM business segment.

			2006 Compared to 2005
			Increase/(Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$53	$154	$(101)	(66)
Other revenues	273	167	106	63

Total revenues	326	321	5	2
Operating expenses	183	134	49	37

Working contribution	143	187	(44)	(24)
Provision for credit losses	2	(18)	20	111

Income before income tax expense	$141	$205	$(64)	(31)

Average assets	$71,321	$53,101
Average liabilities/equity	79,252	72,243
Goodwill at March 31	630	631

Decreased net interest income was primarily due to steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on CIBM interest rate spreads. Net interest income from balance sheet management activity decreased approximately $105 million in the first quarter of 2006, compared to the same 2005 period.

Increased other revenues was mainly due to:

•	increased trading revenues;

•	new service fees generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients; and

•	increased fee-based income, resulting from business expansion initiatives.

Partially offsetting these increases were decreased realized gains on sales of securities. Commentary regarding trading revenues and securities gains begins on page 36 of this Form 10-Q. Additional analysis of growth in trading assets and liabilities is provided on page 26 of this Form 10-Q.

Increased operating expenses resulted from:

•	increased direct expenses associated with foreign exchange, risk management products, and transaction banking businesses;

•	increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business; and

•	increased fees paid to HTSU and other HSBC affiliates for technology services, as CIBM required additional information technology resources to support system conversions and business expansion.

The provision for credit losses increased during the first quarter of 2006. The net provision credit for 2005 resulted from continuation of relatively low charge offs and recoveries of amounts previously charged off.

Private Banking (PB)

          Overview

During 2005 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by this business segment, resulting in increased revenues and operating expenses.

          Operating Results

The following table summarizes results for the PB business segment.

			2006 Compared to 2005
			Increase/(Decrease)

Three months ended March 31	2006	2005	Amount	%

	(in millions)
Net interest income	$48	$40	$8	20
Other revenues	76	58	18	31

Total revenues	124	98	26	27
Operating expenses	75	64	11	17

Working contribution	49	34	15	44
Provision for credit losses	—	(1)	1	100

Income before income tax expense	$49	$35	$14	40

Average assets	$5,473	$4,720
Average liabilities/equity	10,520	9,399
Goodwill at March 31	428	428

Increased net interest income for the first quarter of 2006 resulted from increased average interest earning assets, primarily loans.

Increased other revenues for the first quarter of 2006 resulted from:

•	increased fee income from wealth and tax advisory services provided to high net worth individuals; and

•	increased equity earnings from a foreign equity investment.

Increased operating expenses for the first quarter of 2006 resulted from additional resources being allocated to this segment to expand the services provided.

CREDIT QUALITY

Policies and critical estimates associated with its allowance for credit losses are summarized on pages 23-24 and 57-60 of HUSI’s 2005 Form 10-K. There have been no material revisions to policies or methodologies in the first quarter of 2006.

Credit quality statistics are summarized in Note 3, beginning on page 11 of the consolidated financial statements.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarter ended	2006	2005	2005	2005	2005

	(in millions)
Balance at beginning of quarter	$846	$852	$790	$773	$788
Allowance related to disposition of certain credit card relationships	(6)	—	—	—	—

Charge offs:
Commercial	20	36	16	17	6
Consumer:
Residential mortgages	11	8	6	6	4
Credit card receivables	170	186	154	160	159
Other consumer loans	29	34	26	23	30

Total consumer loans	210	228	186	189	193

Total charge offs	230	264	202	206	199

Recoveries on loans charged off:
Commercial	15	15	26	7	23
Consumer:
Residential mortgages	—	—	1	—	—
Credit card receivables	46	35	30	37	44
Other consumer loans	9	10	8	9	10

Total consumer loans	55	45	39	46	54

Total recoveries	70	60	65	53	77

Total net charge offs	160	204	137	153	122

Provision charged to income	157	198	199	170	107

Balance at end of quarter	$837	$846	$852	$790	$773

Allowance ratios:
Annualized net charge offs to average loans	.73%	.90%	.61%	.71%	.58%
Quarter-end allowance to:
Quarter-end total loans	.94%	.94%	.95%	.90%	.90%
Quarter-end total nonaccruing loans	341.63%	351.04%	362.55%	351.11%	318.11%

          Overview

An analysis of changes in the allowance for credit losses for the quarter ended March 31, 2006, by general loan categories, is provided in the following table.

Quarter ended March 31, 2006	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to dispositions	—	—	(6)	—	—	(6)

Charge offs	20	11	170	29	—	230
Recoveries	15	—	46	9	—	70

Net charge offs	5	11	124	20	—	160

Provision charged to income	14	7	119	16	1	157

Balance at end of period	$171	$30	$589	$32	$15	$837

The allowance for credit losses decreased $9 million during the first quarter of 2006. Total net charge offs of $160 million were mostly offset by the provision for credit losses of $157 million and a $6 million reduction of allowance during the quarter related to the sale of private label credit card relationships.

The allowance for credit losses increased $64 million from March 31, 2005 to March 31, 2006, primarily due to the additional reserve requirements associated with increased balances within the private label credit card receivable portfolio.

          Commercial Loan Credit Quality

Components of the commercial allowance for credit losses are summarized in the following table.

	March 31, 2006	December 31, 2005	March 31, 2005

	(in millions)
On-balance sheet allowance:
Specific	$7	$9	$21
Collective	160	149	144
Transfer risk	4	4	8

	171	162	173
Unallocated	15	14	14

Total on-balance sheet allowance	186	176	187
Off-balance sheet allowance	86	88	77

Total commercial allowances	$272	$264	$264

The allowance for credit losses associated with commercial loan portfolios increased $9 million during the first quarter of 2006. Net charge offs of $5 million during the quarter were more than offset by a $14 million provision expense associated with commercial loans.

Net charge offs of commercial loans continued to run at levels consistent with those experienced for several recent quarters dating back to 2004, which is well below historical experience for years prior to 2004. Commercial loan credit quality continues to be stable and well managed, reflecting HUSI’s generally strong credit underwriting standards and improving economic conditions. At March 31, 2006 HUSI had acceptable on-balance sheet exposure from industries considered to be of higher risk. Overall exposures to these industries were reduced in 2005 and were not materially changed at March 31, 2006.

Criticized assets classified as “substandard” increased $137 million during the first quarter of 2006, due to:

•	downgrading of various commercial loans based on recent credit assessments ($70 million);

•	the downgrading of certain non-investment grade securities ($48 million); and

•	additional consumer loans being designated as substandard ($19 million).

Although overall commercial credit quality is expected to remain stable and well controlled for the remainder of 2006, any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses.

          Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables decreased $11 million during the first quarter of 2006. Net charge offs of $124 million and a $6 million reduction of allowance related to the sale of certain private label credit card relationships during the quarter were substantially offset by provision expense of $119 million. The net charge off and provision activity during the first quarter of 2006, which primarily relates to the private label credit card portfolio, is consistent with trends and activity for calendar year 2005.

Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. The following table provides credit quality data for credit card receivables.

	March 31, 2006	December 31, 2005	March 31, 2005

	(in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$244	$248	$210
As a percent of total credit card receivables	1.69%	1.60%	1.75%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$589	$600	$546
As a percent of total credit card receivables	4.07%	3.87%	4.55%

Net charge offs of credit card receivables:
Total for the quarter ended	$124	$151	$115
Annualized net charge offs as a percent of average credit card receivables	3.32%	4.02%	3.83%

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

HUSI is party to various derivative financial instruments as an end user, as an international dealer in derivative instruments, and for purely trading purposes in order to realize profits from short-term movements in interest rates, commodity prices, foreign exchange rates and credit spreads. Additional information regarding the use of various derivative instruments is included on page 26 and pages 95-97 of HUSI’s 2005 Form 10-K.

          Credit and Market Risk Associated with Derivative Contracts

Credit (or repayment) risk in derivative instruments is minimized by entering into transactions with high quality counterparties, including other HSBC group entities. Counterparties include financial institutions, government agencies, both foreign and domestic, corporations, funds (mutual funds, hedge funds, etc.), insurance companies and private clients. These counterparties are subject to regular credit review by the credit risk management department. Most derivative contracts are governed by an International Swaps and Derivatives Association Master Agreement. Depending on the type of counterparty and the level of expected activity, bilateral collateral arrangements may be required as well.

The total risk in a derivative contract is a function of a number of variables, such as:

•	whether counterparties exchange notional principal;

•	volatility of interest rates, currencies, equity or corporate reference entity used as the basis for determining contract payments;

•	maturity and liquidity of contracts;

•	credit worthiness of the counterparties in the transaction; and

•	existence and value of collateral received from counterparties to secure exposures.

The following table presents credit risk exposure associated with derivative contracts. In the table, current credit risk exposure is the recorded fair value of derivative receivables, which represents revaluation gains from the marking to market of derivative contracts held for trading purposes, for all counterparties with an International Swaps and Derivatives Association Master Agreement in place.

Future credit risk exposure in the following table is measured using rules contained in the risk-based capital guidelines published by U.S. banking regulatory agencies. The risk exposure calculated in accordance with the risk based capital guidelines potentially overstates actual credit exposure, because:

•	the risk-based capital guidelines ignore collateral that may have been received from counterparties to secure exposures; and

•

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

The net credit risk exposure amount in the following table does not reflect the impact of bilateral netting (i.e., netting with a single counterparty when a bilateral netting agreement is in place). However, the risk-based capital guidelines recognize that bilateral netting agreements reduce credit risk and therefore allow for reductions of exposures when netting requirements have been met. In addition, risk-based capital rules require that netted exposures of various counterparties be assigned risk-weightings, which result in risk-weighted amounts for regulatory capital purposes that are a fraction of the original netted exposures.

	March 31, 2006	December 31, 2005

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$11,572	$8,155
Future credit risk exposure	74,075	61,548

Total risk exposure	85,647	69,703
Less: collateral held against exposure	(2,347)	(1,850)

Net credit risk exposure	$83,300	$67,853

          Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

	March 31, 2006	December 31, 2005

	(in millions)
Interest rate:
Futures and forwards	$112,129	$106,826
Swaps	1,759,952	1,674,091
Options written	275,068	199,676
Options purchased	304,679	217,095

	2,451,828	2,197,688

Foreign exchange:
Swaps, futures and forwards	339,695	308,264
Options written	36,551	40,213
Options purchased	37,248	40,959
Spot	45,591	21,099

	459,085	410,535

Commodities, equities and precious metals:
Swaps, futures and forwards	60,573	48,702
Options written	14,080	14,378
Options purchased	16,525	16,127

	91,178	79,207

Credit derivatives	494,139	391,814

Total	$3,496,230	$3,079,244

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements and lending and sales commitments. Descriptions of these arrangements are found on pages 60-62 of HUSI’s 2005 Form 10-K.

	Balance at March 31, 2006

	One Year or Less	Over One Through Five Years	Over Five Years	Total		Balance at December 31, 2005

	(in millions)
Standby letters of credit, net of participations	$4,531	$2,123	$81	$6,735	(1)	$6,114	(1)
Commercial letters of credit	784	65	1	850		806
Loan sales with recourse	—	1	11	12	(2)	9	(2)
Credit derivative contracts	4,484	171,760	95,558	271,802	(3)	222,419	(3)
Commitments to extend credit:
Commercial	22,556	29,474	3,853	55,883		51,284
Consumer	8,544	—	—	8,544		8,305
Securities lending indemnifications	—	—	—	—		4,135

Total	$40,899	$203,423	$99,504	$343,826		$293,072

(1)	Includes $558 million and $523 million issued for the benefit of related parties at March 31, 2006 and December 31, 2005 respectively.

(2)	$11 million and $7 million is indemnified by third parties at March 31, 2006 and December 31, 2005 respectively.

(3)	Includes $58,239 million and $51,202 million issued for the benefit of related parties at March 31, 2006 and December 31, 2005 respectively.

          Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $21 million and $19 million at March 31, 2006 and December 31, 2005 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $18 million and $20 million at March 31, 2006 and December 31, 2005 respectively.

          Credit Derivatives

HUSI enters into credit derivative contracts primarily to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “beneficiary”) to transfer the credit risk of a “reference asset” to another party (the “guarantor”). Under this arrangement the guarantor assumes the credit risk associated with the reference asset without directly purchasing it. The beneficiary agrees to pay to the guarantor a specified fee. In return, the guarantor agrees to pay the beneficiary an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, HUSI offsets most of the market risk it assumes in selling credit guarantees through a credit derivative contract with another counterparty. Credit derivatives, although having characteristics of a guarantee, are accounted for as derivative instruments and are carried at fair value. The commitment amount included in the table is the maximum amount that HUSI could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

          Securities Lending Indemnifications

Through December 31, 2005, HUSI occasionally lent securities of customers, on a fully collateralized basis, as an agent to third party borrowers. Customers were indemnified against the risk of loss, and collateral was obtained from the borrower with a market value exceeding the value of the loaned securities. Securities lending activities were terminated during the first quarter of 2006.

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first three months of 2006, there have been no significant changes in policies or approach for managing various types of risk.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 67-68 of HUSI’s 2005 Form 10-K. There have been no changes in HUSI’s approach toward liquidity risk management during 2006.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At March 31, 2006, HUSI and HBUS maintained the following debt and preferred stock ratings, which are unchanged from December 31, 2005.

At March 31, 2006	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1	F1+
Long-term debt	Aa3	A+	AA
Preferred stock	A2	A-	AA-

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA-	AA

HUSI periodically issues capital instruments to fund balance sheet growth, to meet cash and capital needs, or to fund investments in subsidiaries. In December 2005, the United States Securities and Exchange Commission (SEC) amended its rules regarding registration, communications and offerings under the Securities Act of 1933. The amended rules facilitate access to capital markets by well-established public companies, provide more flexibility regarding restrictions on corporate communications during a securities offering and further integrate disclosures under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amended rules provide the most flexibility to “well-known seasoned issuers”, including the option of automatic effectiveness upon filing of shelf registration statements and relief under the liberalized communications rules. HUSI currently satisfies the eligibility requirements for designation as a “well-known seasoned issuer”, and has an effective shelf registration statement with the SEC under which it may issue debt securities, preferred stock, either separately or represented by depositary shares, warrants, purchase contracts and units.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 69-71 of HUSI’s 2005 Form 10-K. During the first quarter of 2006, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at March 31, 2006.

March 31, 2006	Values

(in millions)
Institutional PVBP movement limit	$7.5
PVBP position at period end	3.4

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point immediate rate increase or decrease. The following table reflects the economic value of equity position at March 31, 2006.

March 31, 2006		Values

Institutional economic value of equity limit	+/-	20%
Projected change in value (reflects projected rate movements on April 1, 2006):
Change resulting from a gradual 200 basis point increase in interest rates		(9)
Change resulting from a gradual 200 basis point decrease in interest rates		1

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

	March 31, 2006 Values

	Amount	%

	(in millions)

Projected change in net interest income (reflects projected rate movements on April 1, 2006):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(179)	(6)
Change resulting from a gradual 200 basis point decrease in the yield curve	247	8
Change resulting from a gradual 100 basis point increase in the yield curve	(88)
Change resulting from a gradual 100 basis point decrease in the yield curve	123

Other significant scenarios monitored (reflects projected rate movements on April 1, 2006):
Change resulting from an immediate 100 basis point increase in the yield curve	(146)
Change resulting from an immediate 100 basis point decrease in the yield curve	158
Change resulting from an immediate 200 basis point increase in the yield curve	(299)
Change resulting from an immediate 200 basis point decrease in the yield curve	224
Change resulting from an immediate 100 basis point increase in short-term rates	(267)

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is credited on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of March 31, 2006, HUSI had an available for sale securities portfolio of approximately $18 billion with a net negative mark to market of $480 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $172 million to a net loss of $652 million with the following results on the tangible capital ratios.

March 31, 2006	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.93%	4.87%
Tangible common equity to risk weighted assets	6.34	6.26

          Value at Risk (VAR)

VAR analysis is also used to measure interest rate risk and to calculate the economic capital required to cover potential losses due to interest rate risk. The approach toward using VAR to measure interest rate risk is summarized on pages 71-73 of HUSI’s 2005 Form 10-K.

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

          Trading Activities - Treasury

          Value at Risk

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a 10 day holding period.

	March 31, 2006	Three Months Ended March 31, 2006			December 31, 2005

		Minimum	Maximum	Average

	(in millions)
Total trading	$121	$47	$121	$76	$53
Commodities	2	—	10	3	5
Credit derivatives	15	15	26	18	18
Equities	—	—	1	—	1
Foreign exchange	11	2	21	9	4
Interest rate	143	65	143	94	69

        Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities during the first quarter of 2006. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the first three months of 2006 shows that the largest daily gain was $32 million and the largest daily loss was $13 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(10)	$(10) to $0	$0 to $10	$10 to $20	Over $20

Number of trading days market risk-related revenue was within the stated range	2	19	24	12	5

          Trading Activities – HSBC Mortgage Corporation (USA)

HSBC Mortgage Corporation (USA) is HUSI’s mortgage banking subsidiary. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts used to protect the value of MSRs which, while economically viable, may not satisfy the hedge requirements of SFAS 133.

MSRs are assets that represent the present value of net servicing income (servicing fees, ancillary income, escrow and deposit float servicing costs). MSRs are recognized upon the sale of the underlying loans or at the time that servicing rights are purchased. MSRs are subject to interest rate risk, in that their value will fluctuate as a result of a changing interest rate environment.

Interest rate risk is mitigated through an active hedging program that uses trading securities and derivative instruments to offset changes in value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques.

          Rate Shock Analysis

Modeling techniques are used to monitor certain interest rate scenarios for their impact on the economic value of net hedged MSRs, as reflected in the following table.

March 31, 2006	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on April 1, 2006):
Value of hedged MSRs portfolio	$465
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(4)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	6
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	14

          Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

          Hedge Volatility

The following table summarizes the frequency distribution of the weekly economic value of the MSR asset during the first quarter of 2006. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the quarter, if applicable.

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Number of trading weeks market risk-related revenue was within the stated range	3	4	4	1	1

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 50 of this Form 10-Q.

Item 4. Controls and Procedures

HUSI maintains a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the Exchange Act), is recorded, processed, summarized and reported on a timely basis. HUSI’s Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of HUSI’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that HUSI’s disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

There have been no significant changes in HUSI’s internal and disclosure controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

HUSI continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404). Section 404 requires management to report on, and external auditors to attest to, the effectiveness of HUSI’s internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, HUSI’s first report under Section 404 will be contained in its Form 10-K for the period ended December 31, 2007.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors were provided in HUSI’s Form 10-K for the year ended December 31, 2005. However, the following discussion provides a more detailed description of some of the important risk factors that could affect HUSI’s actual results and could cause results to vary materially from those expressed in public statements or documents. Other factors besides those discussed below or elsewhere in reports filed or furnished with the SEC could affect HUSI’s business or results. The reader should not consider any description of such factors to be a complete set of all potential risks that may face HUSI. Additional commentary regarding risks that may affect HUSI and HUSI’s approach toward risk management is provided on pages 63-77 of HUSI’s 2005 Annual Report on Form 10-K, and on pages 50-54 of this Form 10-Q.

General Business, Economic, Political and Market Conditions

HUSI’s business and earnings are affected by general business, economic, market and political conditions in the United States and abroad. Given its concentration of business activities in the United States, HUSI is particularly exposed to downturns in the United States economy. For example, in a poor economic environment there is greater likelihood that more of HUSI’s customers or counterparties could become delinquent or default on their loans or other obligations. This could result in higher levels of charge offs and provisions for credit losses, which would adversely affect HUSI’s earnings. General business, economic and market conditions that could affect HUSI include, but are not limited to:

•	short-term and long-term interest rates;

•	inflation;

•	recession;

•	monetary supply;

•	fluctuations in both debt and equity capital markets in which HUSI funds its operations;

•	market value of consumer owned and commercial real estate throughout the United States;

•	consumer perception as to the availability of credit; and

•	the ease of filing for bankruptcy.

Certain changes to these conditions could diminish demand for HUSI’s products and services, or increase the cost to provide such products or services. Recent trends in world-wide financial markets related to, among other things, the growth of derivatives and hedge funds, could add instability and could change the way those markets work. Political conditions also may impact HUSI’s earnings. The economic health of geographic areas where HUSI has greater concentrations of business may decline relative to other geographic regions, with related impacts on HUSI’s earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could affect business and economic conditions in the United States.

Competition

HUSI operates in a highly competitive environment. Competitive conditions are expected to continue to intensify as continued merger activity in the financial services industry produces larger, better-capitalized and more geographically diverse companies. New products, customers and channels of distribution are constantly emerging. In addition, the traditional segregation of the financial services industry into prime and non-prime segments has eroded and in the future is expected to continue to do so, further increasing competition in the financial services industry. Such competition may impact the terms, rates, costs and/or profits historically included in the loan products HUSI offers or purchases. The traditional segregation of commercial and investment banks has all but eroded. There is no assurance that the significant and increasing competition within the financial services industry will not materially and adversely affect HUSI’s future results of operations.

Federal and State Regulation

HUSI operates in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact HUSI’s performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies. Broad or targeted legislative or regulatory initiatives may be aimed at lenders operating in consumer lending markets. These initiatives could affect HUSI in substantial and unpredictable ways, including limiting the types of consumer loan products it can offer. In addition, there may be amendments to, and new interpretations of, risk-based capital guidelines and reporting instructions. HUSI cannot determine whether such legislative or regulatory initiatives will be instituted or predict the impact that such initiatives would have on results.

Changes in Accounting Standards

HUSI’s accounting policies and methods are fundamental to how HUSI records and reports its financial condition and the results of its operations. From time to time the Financial Accounting Standards Board (FASB), the SEC and bank regulators, including the Office of Comptroller of the Currency and the Board of Governors of the Federal Reserve System, change the financial accounting and reporting standards that govern the preparation of external financial statements. These changes are beyond HUSI’s control, can be hard to predict and could materially impact how HUSI reports its financial condition and the results of its operations. HUSI could be required to apply new or revised standards retroactively, resulting in a restatement of prior period financial statements in material amounts.

Management Financial Projections and Judgments

Pursuant to U.S. GAAP, HUSI’s management is required to use certain estimates in preparing financial statements, including accounting estimates to determine loan loss reserves, reserves related to future litigation, and the fair market value of certain assets and liabilities, among other items. In particular, loan loss reserve estimates are judgmental and are influenced by factors outside of HUSI’s control. As a result, estimates could change as economic conditions change. If values determined by HUSI’s management for such items turn out to be substantially inaccurate, unexpected and material losses could result.

Lawsuits and Regulatory Investigations and Proceedings

HUSI or one of its subsidiaries may be named as a defendant in various legal actions, including class actions and other litigation or disputes with third parties, as well as investigations or proceedings brought by regulatory agencies. These actions may result in judgments, settlements, fines, penalties or other results, including additional compliance requirements, adverse to HUSI which could have a material adverse effect on HUSI’s business, financial condition or results of operations, or cause serious reputational harm.

Operational Risks

HUSI’s businesses are dependent upon its ability to process a large number of increasingly complex transactions. If any of HUSI’s financial, accounting, or other data processing systems fail or have other significant shortcomings, HUSI could be materially and adversely affected. HUSI is similarly dependent on its employees. HUSI could be materially and adversely affected if an employee causes a significant operational break-down or failure, either as a result of human error or where an individual intentionally sabotages or fraudulently manipulates HUSI’s operations or systems. Third parties with which HUSI does business could also be sources of operational risk, including risks associated with break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in diminished ability of HUSI to operate one or more of its businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could have a material adverse effect on HUSI.

HUSI may also be subject to disruptions of its operating systems and businesses arising from events that are wholly or partially beyond its control. These may include:

•	computer viruses or electrical or telecommunications outages;

•	natural disasters, such as hurricanes and earthquakes;

•	events arising from local or regional politics, including terrorist acts;

•	unforeseen problems encountered while implementing major new computer systems; or

•	global pandemics, which could have a significant effect on HUSI’s business operations as well as on HSBC affiliates world-wide.

Such disruptions may give rise to losses in service to customers, an inability to collect receivables in affected areas and other loss or liability to HUSI.

In a company as large and complex as HUSI, lapses or deficiencies in internal controls over financial reporting may occur from time to time, and there is no assurance that such deficiencies or material weaknesses may not occur in the future.

In addition there is the risk that HUSI’s controls and procedures, business continuity planning, and data security systems could prove to be inadequate. Any such failure could affect HUSI’s operations and could have a material adverse effect on HUSI’s results of operations by requiring HUSI to expend significant resources to correct the defect, as well as by exposing HUSI to litigation or losses not covered by insurance.

Changes to operational practices from time to time could materially impact HUSI’s performance and results. Such changes may include:

•	raising the minimum payment on credit card accounts;

•	determinations to acquire or sell private label credit card receivables, residential mortgage loans and other loans;

•	changes to customer account management, risk management and collection policies and practices;

•	increasing investment in technology, business infrastructure and specialized personnel; or

•	outsourcing of various operations.

Liquidity

Adequate liquidity is critical to HUSI’s ability to operate its businesses, grow and be profitable. A compromise to liquidity could therefore have a negative effect on HUSI. Potential conditions that could negatively affect HUSI’s liquidity include:

•	diminished access to capital markets;

•	unforeseen cash or capital requirements;

•	an inability to sell assets; and

•	an inability to obtain expected funding from HSBC affiliates and clients.

HUSI’s credit ratings are an important part of maintaining liquidity. Any downgrade in credit ratings could potentially increase borrowing costs, limit access to capital markets, require cash payments or collateral posting, and permit termination of certain contracts material to HUSI.

Acquisition Integration

HUSI has in the past, and may again in the future, seek to grow its business by acquiring other businesses or loan portfolios. There can be no assurance that acquisitions will have the anticipated positive results, including results relating to:

•	the total cost of integration;

•	the time required to complete the integration;

•	the amount of longer-term cost savings; or

•	the overall performance of the combined entity.

Integration of an acquired business can be complex and costly, and may sometimes include combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with clients, suppliers and other business partners, as well as with employees.

There is no assurance that any businesses or portfolios acquired in the future, will be successfully integrated and will result in all of the positive benefits anticipated. If HUSI is not able to successfully integrate past and future acquisitions, there is the risk that its results of operations could be materially and adversely affected.

Risk Management

HUSI seeks to monitor and manage its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, including models and programs that predict loan delinquency and loss. While HUSI employs a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Accordingly, HUSI’s ability to successfully identify and balance risks and rewards, and to manage all significant risks, is an important factor that can significantly impact results of operations.

Employee Retention

HUSI’s employees are its most important resource and, in many areas of the financial services industry, competition for qualified personnel is intense. If HUSI were unable to continue to retain and attract qualified employees to support the various functions of its business, HUSI’s performance, including its competitive position, could be materially and adversely affected.

Reputational Risk

HUSI’s ability to attract and retain customers and conduct business transactions with its counterparties could be adversely affected to the extent that its reputation is damaged. Failure to address, or appearing to fail to address, various issues that could give rise to reputational risk could cause harm to HUSI and its business prospects. Reputational issues include, but are not limited to:

•	appropriately addressing potential conflicts of interest, legal and regulatory requirements;

•	ethical issues;

•	adequacy of anti-money laundering processes;

•	privacy issues;

•	record-keeping;

•	sales and trading practices;

•	proper identification of the legal, reputational, credit, liquidity and market risks inherent in HUSI’s products; and

•	general company performance.

The failure to address these issues appropriately could make customers unwilling to do business with HUSI, which could adversely affect its results of operations.

Item 6. Exhibits

4.1

Senior Indenture, dated as of March 31, 2006, by and between HUSI and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to HUSI’s registration statement on Form S-3, Registration No. 333-133007, as filed with the Commission on April 5, 2006).

4.2

Senior Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

4.3

First Supplemental Indenture to Senior Indenture, dated as of February 25, 2000 (incorporated by reference to Exhibit 4.2 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

4.4

Second Supplemental Indenture to Senior Indenture, dated November 28, 2005, among HUSI, Deutsche Bank Trust Company Americas, as original trustee, and Wells Fargo Bank, N.A., as series trustee (incorporated by reference to Exhibit 4.1 to HUSI’s Current Report on Form 8-K, dated November 21, 2005, as filed with the Commission on November 28, 2005).

4.5

Subordinated Indenture, dated as of October 24, 1996, by and between HUSI and Bankers Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

4.6

First Supplemental Indenture to Subordinated Indenture, dated as of December 12, 1996 (incorporated by reference to Exhibit 4.4 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

4.7

Second Supplemental Indenture to Subordinated Indenture, dated as of March 1, 1999 (incorporated by reference to Exhibit 4.5 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

4.8

Third Supplemental Indenture to Subordinated Indenture, dated as of February 25, 2000 (incorporated by reference to Exhibit 4.6 to post-effective amendment No. 1 to HUSI’s registration statement on Form S-3, Registration No. 333-42421, as filed with the Commission on April 3, 2002).

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

HSBC USA Inc.

(Registrant)

Date: May 12, 2006	/s/ Clive R. Bucknall

Clive R. Bucknall
Controller
(On behalf of Registrant)