Form 10-Q
period 2006-06-30
HSBC USA INC /MD/
filed 2006-07-31
CIK 83246

CONFORMED

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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
Yes ☐     No ☒

At July 31, 2006, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

HSBC USA Inc.
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F I N C O M E

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

	(in millions)
Interest income:
Loans	$1,382	$1,136	$2,669	$2,185
Securities	274	215	537	425
Trading assets	102	60	210	119
Short-term investments	193	70	319	119
Other	24	9	37	15

Total interest income	1,975	1,490	3,772	2,863

Interest expense:
Deposits	769	396	1,419	723
Short-term borrowings	75	67	149	119
Long-term debt	356	242	694	461

Total interest expense	1,200	705	2,262	1,303

Net interest income	775	785	1,510	1,560
Provision for credit losses	222	170	379	277

Net interest income after provision for credit losses	553	615	1,131	1,283

Other revenues:
Trust income	22	22	44	45
Service charges	53	53	104	105
Credit card fees	139	61	261	118
Other fees and commissions	102	83	216	171
Securitization revenue	2	25	19	69
Other income	53	83	79	155
Residential mortgage banking revenue (expense)	27	(13)	50	10
Trading revenues	269	35	548	131
Securities gains, net	6	64	10	87

Total other revenues	673	413	1,331	891

Operating expenses:
Salaries and employee benefits	321	254	636	520
Occupancy expense, net	57	43	108	85
Support services from HSBC affiliates	247	218	511	436
Other expenses	150	169	305	297

Total operating expenses	775	684	1,560	1,338

Income before income tax expense	451	344	902	836
Income tax expense	165	131	308	307

Net income	$286	$213	$594	$529

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

C O N S O L I D A T E D B A L A N C E S H E E T

	June 30, 2006		December 31, 2005

	(in millions)
Assets
Cash and due from banks	$4,644		$4,441
Interest bearing deposits with banks	6,231		3,001
Federal funds sold and securities purchased under resale agreements	9,025		4,568
Trading assets	28,619		21,220
Securities available for sale	19,522		17,764
Securities held to maturity (fair value $3,008 and $3,262)	3,026		3,171
Loans	91,205		90,342
Less - allowance for credit losses	869		846

Loans, net	90,336		89,496

Properties and equipment, net	545		538
Intangible assets	549		463
Goodwill	2,694		2,694
Other assets	7,226		6,503

Total assets	$172,417		$153,859

Liabilities
Deposits in domestic offices:
Noninterest bearing	$9,728		$9,695
Interest bearing	65,857		57,911
Deposits in foreign offices:
Noninterest bearing	933		320
Interest bearing	25,167		23,889

Total deposits	101,685		91,815

Trading account liabilities	15,614		10,710
Short-term borrowings	7,695		7,049
Interest, taxes and other liabilities	7,635		4,732
Long-term debt	27,469		27,959

Total liabilities	160,098		142,265

Shareholders’ equity
Preferred stock	1,690		1,316
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued)	—	(1)	—	(1)
Capital surplus	8,127		8,118
Retained earnings	2,725		2,172
Accumulated other comprehensive loss	(223)		(12)

Total common shareholder’s equity	10,629		10,278

Total shareholders’ equity	12,319		11,594

Total liabilities and shareholders’ equity	$172,417		$153,859

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F C H A N G E S I N S H A R E H O L D E R S’ E Q U I T Y

	Six months ended June 30,
	2006	2005

	(in millions)
Preferred stock
Balance, January 1,	$1,316	$500
Preferred stock issuance	374	517

Balance, June 30,	1,690	1,017

Common stock
Balance, January 1 and June 30,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,118	8,418
Capital contribution from parent	14	7
Preferred stock issuance costs	(9)	(13)
Employee benefit plans and other	4	(279)

Balance, June 30,	8,127	8,133

Retained earnings
Balance, January 1,	2,172	1,917
Net income	594	529
Cash dividends declared on preferred stock	(37)	(17)
Cumulative adjustment from adoption of new accounting pronouncement (see Note 6)	(4)	—

Balance, June 30,	2,725	2,429

Accumulated other comprehensive (loss) income
Balance, January 1,	(12)	31

(Increase) decrease in net unrealized losses on securities	(235)	6
Increase in net unrealized gains on derivatives classified as cash flow hedges	30	24
(Decrease) increase in net unrealized gains on interest only strip receivables	(4)	5
Foreign currency translation adjustments	(2)	(3)

Other comprehensive (loss) income, net of tax	(211)	32

Balance, June 30,	(223)	63

Total shareholders’ equity, June 30,	$12,319	$11,642

Comprehensive income
Net income	$594	$529
Other comprehensive (loss) income	(211)	32

Comprehensive income	$383	$561

(1)	Less than $500 thousand

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

C O N S O L I D A T E D S T A T E M E N T O F C A S H F L O W S

	Six months ended June 30,
	2006	2005

	(in millions)
Cash flows from operating activities
Net income	$594	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	269	380
Provision for credit losses	379	277
Net change in other assets and liabilities	2,912	264
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from third parties	(10,056)	—
Sales of loans to HMUS, including premium	8,220	—
Net change in other loans held for sale	238	(804)
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(16,100)	(15,100)
Sales of loans to HSBC Finance Corporation, including premium	16,121	15,119
Net change in trading assets and liabilities	(2,255)	(6)
Other, net	(503)	(446)

Net cash (used in) provided by operating activities	(181)	213

Cash flows from investing activities
Net change in interest bearing deposits with banks	(2,542)	(52)
Net change in short-term investments	(4,457)	(759)
Net change in securities available for sale:
Purchases of securities available for sale	(4,357)	(4,992)
Proceeds from sales of securities available for sale	1,465	2,360
Proceeds from maturities of securities available for sale	1,094	2,056
Net change in securities held to maturity:
Purchases of securities held to maturity	(752)	(370)
Proceeds from maturities of securities held to maturity	901	845
Net change in loans:
Originations, net of collections	11,186	7,227
Loans purchased from HSBC Finance Corporation	(11,054)	(9,885)
Sales of loans and other	—	29
Net cash (used for) provided by (acquisitions) sales of properties and equipment	(48)	37
Net cash used for disposals of branches/subsidiaries	—	(90)
Other, net	(757)	(397)

Net cash used in investing activities	(9,321)	(3,991)

Cash flows from financing activities
Net change in deposits	9,871	5,106
Net change in short-term borrowings	646	(1,655)
Net change in long-term debt:
Issuance of long-term debt	861	651
Repayment of long-term debt	(2,024)	(412)
Preferred stock issuance, net of issuance costs	365	504
Other increases in capital surplus	18	7
Dividends paid	(32)	(7)

Net cash provided by financing activities	9,705	4,194

Net change in cash and due from banks	203	416
Cash and due from banks at beginning of period	4,441	2,682

Cash and due from banks at end of period	$4,644	$3,098

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2005 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 17 of these unaudited interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	June 30, 2006	December 31, 2005

	(in millions)
Trading assets:
U.S. Treasury	$1,724	$148
U.S. Government agency	2,051	1,238
Asset backed securities	3,437	1,981
Corporate bonds	1,928	2,786
Other securities	4,967	4,626
Precious metals	2,557	2,286
Fair value of derivatives	11,955	8,155

	$28,619	$21,220

Trading account liabilities:
Securities sold, not yet purchased	$2,782	$1,808
Payables for precious metals	1,312	1,161
Fair value of derivatives	11,520	7,741

	$15,614	$10,710

Note 3. Securities

At June 30, 2006 and December 31, 2005, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,513	$—	$(25)	$1,488
U.S. Government sponsored enterprises (1)	11,308	8	(491)	10,825
U.S. Government agency issued or guaranteed	4,035	6	(176)	3,865
Obligations of U.S. states and political subdivisions	485	—	(5)	480
Asset backed securities	687	1	(7)	681
Other domestic debt securities	1,506	3	(36)	1,473
Foreign debt securities	644	7	(8)	643
Equity securities	48	19	—	67

Securities available for sale	$20,226	$44	$(748)	$19,522

Securities held to maturity:
U.S. Treasury	$—	$—	$—	$—
U.S. Government sponsored enterprises (1)	1,852	13	(59)	1,806
U.S. Government agency issued or guaranteed	611	19	(6)	624
Obligations of U.S. states and political subdivisions	344	22	—	366
Other domestic debt securities	166	—	(7)	159
Foreign debt securities	53	—	—	53

Securities held to maturity	$3,026	$54	$(72)	$3,008

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$711	$—	$(4)	$707
U.S. Government sponsored enterprises (1)	10,850	25	(251)	10,624
U.S. Government agency issued or guaranteed	2,466	10	(48)	2,428
Obligations of U.S. states and political subdivisions	487	—	(5)	482
Asset backed securities	1,165	2	(4)	1,163
Other domestic debt securities	1,700	6	(15)	1,691
Foreign debt securities	611	8	(5)	614
Equity securities	49	6	—	55

Securities available for sale	$18,039	$57	$(332)	$17,764

Securities held to maturity:
U.S. Treasury	$83	$—	$—	$83
U.S. Government sponsored enterprises (1)	1,860	57	(21)	1,896
U.S. Government agency issued or guaranteed	644	31	(1)	674
Obligations of U.S. states and political subdivisions	369	25	—	394
Other domestic debt securities	164	1	(1)	164
Foreign debt securities	51	—	—	51

Securities held to maturity	$3,171	$114	$(23)	$3,262

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

HUSI adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) effective January 1, 2006 (refer to Notes 6 and 17 of these consolidated financial statements). In accordance with this new standard, HUSI elected to reclassify securities used to offset changes in economic value of mortgage servicing rights from the available for sale portfolio to trading assets at that date. At December 31, 2005, these securities had a cost of $115 million and a fair value of $111 million.

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

	One Year or Less			Greater Than One Year

June 30, 2006	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	18	$(25)	$1,463	—	$—	$—
U.S. Government sponsored enterprises (1)	770	(376)	8,053	79	(115)	1,927
U.S. Government agency issued or guaranteed	893	(119)	3,048	112	(57)	350
Obligations of U.S. states and political subdivisions	58	(3)	380	7	(2)	77
Asset backed securities	18	(6)	436	14	(1)	58
Other domestic debt securities	43	(26)	882	21	(10)	266
Foreign debt securities	15	(7)	302	6	(1)	143
Equity securities	1	—	217	—	—	—

Securities available for sale	1,816	$(562)	$14,781	239	$(186)	$2,821

Securities held to maturity:
U.S. Government sponsored enterprises (1)	71	$(51)	$1,311	3	$(8)	$40
U.S. Government agency issued or guaranteed	248	(6)	214	—	—	—
Obligations of U.S. states and political subdivisions	2	—	1	9	—	4
Other domestic debt securities	11	(6)	151	2	(1)	5
Foreign debt securities	2	—	53	—	—	—

Securities held to maturity	334	$(63)	$1,730	14	$(9)	$49

	One Year or Less			Greater Than One Year

December 31, 2005	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	7	$(4)	$619	—	$—	$—
U.S. Government sponsored enterprises (1)	560	(176)	7,313	46	(75)	1,434
U.S. Government agency issued or guaranteed	288	(22)	1,346	82	(26)	434
Obligations of U.S. states and political subdivisions	61	(5)	436	—	—	—
Asset backed securities	22	(4)	464	31	—	23
Other domestic debt securities	6	(14)	1,089	7	(1)	34
Foreign debt securities	17	(5)	336	1	—	25

Securities available for sale	961	$(230)	$11,603	167	$(102)	$1,950

Securities held to maturity:
U.S. Treasury	3	$—	$83	—	$—	$—
U.S. Government sponsored enterprises (1)	28	(14)	397	3	(7)	41
U.S. Government agency issued or guaranteed	181	(1)	34	—	—	—
Obligations of U.S. states and political subdivisions	2	—	—	10	—	4
Other domestic debt securities	4	—	33	2	(1)	5
Foreign debt securities	2	—	51	—	—	—

Securities held to maturity	220	$(15)	$598	15	$(8)	$50

(1)	Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

Gross unrealized losses within the available for sale securities and held to maturity securities portfolios increased during the six months ended June 30, 2006 due to the impact of general increases in interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of these securities are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 4. Loans

The composition of HUSI’s loan portfolio is summarized in the following table.

	June 30, 2006		December 31, 2005

	Total	Held for Sale	Total	Held for Sale

	(in millions)
Commercial:
Construction and other real estate	$9,095	$—	$9,123	$—
Other commercial	20,551	—	18,598	—
Consumer:
Residential mortgage	43,258	5,691	43,970	4,175
Credit card receivables	15,310	—	15,514	—
Other consumer loans	2,991	426	3,137	390

Total loans	$91,205	$6,117	$90,342	$4,565

Loans pledged as collateral are summarized in Note 11 on page 18 of this Form 10-Q.

          Loans Held for Sale

Beginning in June 2005, loans held for sale include residential mortgage loans acquired from unaffiliated third parties, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). Loans held for sale to HMUS increased $1,900 million in the first six months of 2006 to $4,807 million at June 30, 2006. Further information regarding loans held for sale to HMUS is provided on page 28 of this Form 10-Q.

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at June 30, 2006 and December 31, 2005. Changes in the valuation allowance utilized to adjust loans held for sale to market value are recorded in other income on the consolidated income statement. Changes in the valuation allowance are summarized in the following table.

	2006			2005

	Valuation Allowance Related to			Valuation Allowance Related to

	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total

	(in millions)
Three months ended June 30
Balance at beginning of period	$(50)	$(20)	$(70)	$—	$(8)	$(8)
Additional allowance for net reductions in market value	(73)	—	(73)	—	3	3
Release of valuation allowance for loans sold	40	—	40	—	—	—

Balance at end of period	$(83)	$(20)	$(103)	$—	$(5)	$(5)

Six months ended June 30
Balance at beginning of period	$(11)	$(15)	$(26)	$—	$(4)	$(4)
Additional allowance for net reductions in market value	(152)	(5)	(157)	—	(1)	(1)
Release of valuation allowance for loans sold	80	—	80	—	—	—

Balance at end of period	$(83)	$(20)	$(103)	$—	$(5)	$(5)

          Concentrations of Credit Risk

Certain residential mortgage loans have high loan-to-value (LTV) ratios and no mortgage insurance, which could result in potential inability to recover the entire investment in loans involving foreclosed or damaged properties.

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

Outstanding balances of high LTV and interest-only loans are summarized in the following table.

	June 30, 2006	December 31, 2005

	(in millions)
Residential mortgage loans with high LTV and no mortgage insurance	$3,246	$3,510
Interest-only residential mortgage loans	8,029	8,713

Total loans	$11,275	$12,223

          Credit Quality Statistics

An analysis of credit quality is provided beginning on page 58 of this Form 10-Q.

The following table provides a summary of credit quality statistics.

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

	($ in millions)
Nonaccruing loans:
Balance at end of period:
Commercial:
Construction and other real estate	$34	$21	$15	$32	$29
Other commercial	73	64	70	77	81

Total commercial	107	85	85	109	110

Consumer:
Residential mortgages	156	160	156	126	115

Total consumer loans	156	160	156	126	115

Total nonaccruing loans	$263	$245	$241	$235	$225

As a percent of loans:
Commercial:
Construction and other real estate	.37%	.23%	.16%	.36%	.33%
Other commercial	.36	.36	.38	.48	.53

Total commercial	.36	.32	.31	.43	.46

Consumer:
Residential mortgages	.36	.36	.35	.27	.24

Total consumer loans	.25	.26	.25	.20	.18

Total	.29%	.28%	.27%	.26%	.26%

Interest income on nonaccruing loans (quarterly total):
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$6	$5	$8	$5	$7
Amount actually recorded	3	1	5	3	1

Accruing loans contractually past due 90 days or more as to principal or interest (balance at end of period):
Total commercial	$9	$6	$19	$4	$7

Consumer:
Residential mortgages	2	—	27	1	—
Credit card receivables	283	244	248	237	206
Other consumer loans	16	17	17	15	14

Total consumer loans	301	261	292	253	220

Total accruing loans contractually past due 90 days or more	$310	$267	$311	$257	$227

Criticized assets (balance at end of period):
Special mention	$809	$648	$706	$735	$706
Substandard	884	858	721	736	761
Doubtful	40	20	25	29	28

Total	$1,733	$1,526	$1,452	$1,500	$1,495

Impaired loans:
Balance at end of period	$106	$85	$90	$115	$102
Amount with impairment reserve	45	21	27	51	79
Impairment reserve	16	7	10	8	19

Other real estate and owned assets:
Balance at end of period	$45	$40	$35	$31	$25
Ratio of total nonaccruing loans, other real estate and owned assets to total assets	.18%	.18%	.18%	.18%	.17%

Note 5. Allowance for Credit Losses

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

	(in millions)
Beginning balance	$837	$773	$846	$788
Allowance related to disposition of certain private label credit card relationships	—	—	(6)	—
Charge offs	239	206	469	405
Recoveries	49	53	119	130

Net charge offs	190	153	350	275

Provision charged to income	222	170	379	277

Ending balance	$869	$790	$869	$790

Further analysis of credit quality and the allowance for credit losses is presented on pages 58-61 of this Form 10-Q. Credit quality statistics are provided in Note 4 of these consolidated financial statements, beginning on page 10 of this Form 10-Q.

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	June 30, 2006	December 31, 2005

	(in millions)
Mortgage servicing rights	$499	$418
Other	50	45

Total intangible assets	$549	$463

          Mortgage Servicing Rights (MSRs)

HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans. HUSI has one class of MSRs arising from sales of residential mortgage loans. Servicing fee income of $24 million and $19 million for the second quarter of 2006 and 2005 respectively, and $48 million and $37 million for the first half of 2006 and 2005 respectively, are recorded in residential mortgage banking revenue in the consolidated income statement.

Effective January 1, 2006, HUSI adopted SFAS 156 (refer to Note 17 of these consolidated financial statements, on page 24 of this Form 10-Q), electing to measure its one class of MSRs at fair value. Upon adoption, HUSI recorded a cumulative effect adjustment to beginning retained earnings of less than $1 million, representing the difference between the fair value and the carrying amount of MSRs as of the date of adoption.

MSRs are subject to interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail beginning on page 66 of this Form 10-Q.

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

MSRs are initially measured at fair value at the time that the related loans are sold, and periodically re-measured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value of the asset reflected in residential mortgage banking revenue in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The reasonableness of these pricing models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of MSRs is calculated using the following critical assumptions.

	June 30, 2006	December 31, 2005

Annualized constant prepayment rate (CPR)	15.90%	16.30%
Constant discount rate	11.78%	12.07%
Weighted average life	5.9 years	5.5 years

The following table summarizes MSRs activity for the three months and the six months ended June 30, 2006, the reporting periods since adoption of SFAS 156.

	Three months ended June 30, 2006	Six months ended June 30, 2006

	(in millions)
Fair value of MSRs:
Beginning balance	$465	$418
Additions related to loan sales	22	45
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	30	75
Realization of cash flows	(18)	(39)

Ending balance	$499	$499

The following table summarizes activity for MSRs and the related valuation allowance for the three months and the six months ended June 30, 2005, which was prior to adoption of SFAS 156.

	Three months ended June 30, 2005	Six months ended June 30, 2005

	(in millions)
MSRs, net of accumulated amortization:
Beginning balance	$401	$416
Additions related to loan sales	18	31
Permanent impairment charges	(7)	(16)
Amortization	(18)	(37)

Ending balance	394	394

Valuation allowance for MSRs:
Beginning balance	(81)	(107)
Temporary impairment provision	(35)	(18)
Permanent impairment charges	7	16

Ending balance	(109)	(109)

MSRs, net of accumulated amortization and valuation allowance	$285	$285

Note 7. Goodwill

During the second quarter of 2006, HUSI completed its annual impairment test of goodwill and determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. During the period from the testing date to June 30, 2006, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

Effective tax rate	36.6%	38.1%	34.1%	36.7%

In the first quarter of 2006, approximately $17 million of income tax liability, related mainly to the completion of ongoing tax audits, was released against tax expense, thereby reducing the effective tax rate by 1.8% for the first six months of 2006. The effective tax rate for 2006 was further reduced due to an increase in available low income housing tax credits and a decrease in state and local income tax liabilities.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	June 30, 2006	December 31, 2005

	(in millions)
Senior debt	$21,913	$22,218
Subordinated debt	5,538	5,722
All other	18	19

Total long-term debt	$27,469	$27,959

Information regarding the material components of long-term debt is provided in Note 14 of the consolidated financial statements, beginning on page 112 of HUSI’s 2005 Form 10-K.

Note 10. Related Party Transactions

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

	June 30, 2006	December 31, 2005

	(in millions)

Assets:
Cash and due from banks	$117	$121
Interest bearing deposits with banks	54	67
Federal funds sold and securities purchased under resale agreements	170	111
Trading assets	6,576	5,386
Loans	1,807	1,901
Other	292	78

Total assets	$9,016	$7,664

Liabilities:
Deposits	$9,819	$10,131
Trading account liabilities	5,948	4,545
Short-term borrowings	1,776	698
Other	291	106

Total liabilities	$17,834	$15,480

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

	(in millions)
Interest income	$12	$11	$23	$20
Interest expense	97	70	197	133
Trading gains (losses)	766	(1,433)	403	(1,754)
Other revenues	76	75	132	115
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	109	100	225	205
Treasury and traded markets services and other fees	89	67	180	132
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	49	51	106	100

The following business transactions conducted with HSBC Finance Corporation impacted operations during the second quarter of 2006.

          Credit Card Receivables and Other Loan Transactions

•

In December 2004, HUSI acquired a private label receivable portfolio from HSBC Finance Corporation, which primarily included credit card receivables and retained interests associated with securitized credit card receivables. HSBC Finance Corporation retained and continues to service the customer relationships, for which they charged HUSI servicing fees of $193 million and $182 million for the six months ended June 30, 2006 and 2005 respectively. In July 2004, HUSI sold certain MasterCard1/Visa [2] credit card relationships to HSBC Finance Corporation, but retained the receivable balances associated with these relationships. By agreement, HUSI is purchasing receivables generated by these private label and MasterCard/Visa customer relationships at fair value on a daily basis. Premiums paid are being amortized to interest income over the estimated life of the receivables purchased. Since the original private label receivables acquisition and MasterCard/Visa relationship sale, the underlying customer balances included within these portfolios have revolved, and new private label relationships have been added. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Six months ended June 30	2006	2005	2006	2005

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$14,355	$10,936	$1,159	$1,142
Receivables acquired	9,976	8,938	1,078	947
Customer payments, net charge offs and other activity	(10,172)	(8,099)	(1,086)	(988)

Balance at end of period	$14,159	$11,775	$1,151	$1,101

Premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$320	$624	$12	$11
Premiums paid	167	191	17	17
Amortization	(280)	(357)	(17)	(16)

Balance at end of period	$207	$458	$12	$12

          Other Transactions

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

[1]	MasterCard is a registered trademark of MasterCard International, Incorporated.

[2]	Visa is a registered trademark of Visa USA, Inc.

•

HBUS is the originating lender for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the six months ended June 30, 2006, primarily during the first quarter, approximately $16 billion of loans were originated by HBUS and sold to HSBC Finance Corporation, resulting in gains of approximately $21 million and fees paid to HSBC Finance Corporation of $4 million. For the same 2005 period, $15 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $19 million and fees paid of $4 million.

•	At June 30, 2006, HUSI had a $2 billion unused line of credit with HSBC Finance Corporation.

•

Trading gains (losses) primarily represent movements in the market value of interest rate and foreign currency derivative swap transactions entered into with HSBC Finance Corporation. Specifically, HSBC Finance Corporation enters into these swap contracts with HUSI in order to hedge its interest rate positions. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value substantially offset by the change in value of related contracts entered into with HSBC affiliates and third parties.

The following business transactions were conducted with HMUS during the first six months of 2006.

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

•

In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS. HUSI maintains no ownership interest in the residential mortgage loans after sale. During the first six months of 2006, HUSI sold $8.1 billion of loans to HMUS for total gains on sale of $64 million, which are included in other revenues.

At June 30, 2006, HUSI had an unused line of credit with HSBC of $2 billion.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $194 million was outstanding at June 30, 2006.

At June 30, 2006 and December 31, 2005, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $643 billion and $570 billion respectively. The net credit risk exposure (defined as the recorded fair value of derivative receivables) related to these contracts was approximately $6 billion at June 30, 2006 and $5 billion at December 31, 2005.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 12 of these consolidated financial statements, beginning on page 18 of this Form 10-Q.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first six months of 2006 and 2005 was approximately $36 million and $20 million respectively. As of June 30, 2006, HUSI had approximately $120 million of compensation cost related to nonvested stock compensation plans, which is expected to be recognized over a weighted-average period of 2.1 years. A description of these stock compensation plans begins on page 125 of HUSI’s 2005 Form 10-K.

In light of impressive and sustained performance and shareholder returns by the consolidated HSBC group over the three years covered by 2003 awards granted under the HSBC Group Share Option Plan (refer to page 126 of HUSI’s 2005 Form 10-K for a description of this plan), HSBC’s Remuneration Committee has exercised its discretion to waive the Total Shareholder Return performance condition, as permitted by the plan. This modification resulted in an additional charge to operating expenses of $9 million during the first six months of 2006. This is a non-cash item and economically has no impact on shareholders.

Note 11. Pledged Assets

The following table summarizes pledged assets included in the consolidated balance sheet.

	June 30, 2006	December 31, 2005

	(in millions)
Interest bearing deposits with banks	$1,153	$483
Trading assets (1)	3,279	1,452
Securities available for sale (2)	5,887	6,369
Securities held to maturity	343	447
Loans (3)	7,473	8,204
Other assets (4)	1,102	687

Total	$19,237	$17,642

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 15 of these consolidated financial statements, beginning on page 22 of this Form 10-Q).

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)	Loans are primarily residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank and private label receivables pledged against long-term secured borrowings.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Note 12. Pensions and Other Postretirement Benefits

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

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

	2006	2005	2006	2005

	(in millions)
Three months ended June 30
Net periodic benefit cost:
Service cost - benefits earned during the period	$8	$10	$1	$—
Interest cost	16	17	1	1
Expected return on plan assets	(21)	(24)	—	—
Recognized losses	4	1	—	—

Net periodic benefit cost	$7	$4	$2	$1

Six months ended June 30
Net periodic benefit cost:
Service cost - benefits earned during the period	$16	$19	$1	$1
Interest cost	33	33	3	3
Expected return on plan assets	(43)	(47)	—	—
Recognized losses	7	2	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$13	$7	$5	$5

During 2006 HUSI expects to make no contribution for pension benefits and to pay postretirement benefits of approximately $9 million.

Note 13. Business Segments

HUSI has five distinct segments that it utilizes for management reporting and analysis purposes, which are based upon customer groupings, as well as products and services offered. The segments are described in the following paragraphs.

          The Personal Financial Services (PFS) Segment

The PFS segment provides a broad range of financial products and services including installment and revolving term loans, deposits, branch services, mutual funds, investments and insurance. These products are marketed to individuals primarily through the branch banking network and increasingly through e-banking channels. Residential mortgage lending provides loan financing through direct retail and wholesale origination channels. Mortgage loans are originated through a network of brokers, wholesale agents and retail origination offices. Servicing is performed for the individual mortgage holder or on a contractual basis for mortgages owned by third parties.

The PFS segment continues to include MasterCard/Visa credit card receivables acquired on a daily basis, related to account relationships which HUSI sold to HSBC Finance Corporation in 2004.

          The Consumer Finance (CF) Segment

Effective for the first quarter of 2005, HUSI formed the CF segment, which previously had been reported as a component of the PFS segment in prior periods. The CF segment includes point of sale and other lending activities primarily to meet the financial needs of individuals. Specifically, operating activity within the CF segment relates to various consumer loans, private label credit card receivables, and retained interests in securitized receivable trusts purchased from HSBC Finance Corporation, as well as consumer loans purchased from originating lenders pursuant to HSBC Finance Corporation correspondent loan programs.

          The Commercial Banking (CMB) Segment

The CMB segment provides loan and deposit products to small businesses and middle-market corporations including specialized products such as real estate financing. Various credit and trade related products such as standby facilities, performance guarantees and acceptances are also offered. These products and services are offered through multiple delivery systems, including the branch banking network.

Effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. For comparability purposes, 2005 segment results have been revised to reflect this change.

          The Corporate, Investment Banking and Markets (CIBM) Segment

The CIBM segment provides tailored financial solutions to major government, corporate and institutional clients worldwide. With access to HSBC’s worldwide presence and capabilities, the CIBM segment serves subsidiaries and offices of its clients on a global basis. Products and services offered include:

•	Global Markets operations consisting of treasury and capital markets services and products, including:

	-	foreign exchange;

	-	currency, interest rate, bond, credit, equity and other specialized derivatives;

	-	money market instruments; and

	-	precious metals.

•	Global Banking services, including corporate and institutional banking services, direct lending, lease financing and deposit-taking services.

•	Global Transaction Banking services, including:

	-	payments and cash management services;

	-	trade services;

	-	securities services, including custody, clearing and funds administration; and

	-	banknotes and currency services.

•	Investment services, including asset management and fund management services.

          The Private Banking (PB) Segment

The PB segment offers a full range of services for high net worth domestic and foreign individuals including deposit, lending, trading, trust, branch services, mutual funds, insurance and investment management.

          Other Segment

This segment includes an equity investment in HSBC Republic Bank (Suisse) S.A.

The following table summarizes the results for each segment. The net interest income component in the table reflects actual interest earned, net of cost of funds as determined by corporate transfer pricing methodology.

Analysis of operating results for each segment begins on page 52 of this Form 10-Q.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Three months ended June 30:
2006
Net interest income (1)	$311	$190	$178	$49	$48	$(1)	$775
Other revenues	99	117	77	313	60	7	673

Total revenues	410	307	255	362	108	6	1,448
Operating expenses (2)	276	106	135	184	74	—	775

	134	201	120	178	34	6	673
Provision for credit losses (3)	12	155	26	—	29	—	222

Income before income tax expense	$122	$46	$94	$178	$5	$6	$451

Average assets	$41,546	$20,134	$18,273	$82,810	$5,648	$346	$168,757
Average loans	37,161	19,351	16,550	11,252	4,386	—	88,700
Average deposits	32,938	23	15,729	37,953	9,478	—	96,121
Goodwill at June 30	1,167	—	468	631	428	—	2,694

2005
Net interest income (1)	$302	$166	$155	$123	$42	$(3)	$785
Other revenues	86	67	51	98	103	8	413

Total revenues	388	233	206	221	145	5	1,198
Operating expenses (2)	248	110	90	172	64	—	684

	140	123	116	49	81	5	514
Provision (credit) for credit losses (3)	22	152	4	(7)	(1)	—	170

Income (loss) before income tax expense	$118	$(29)	$112	$56	$82	$5	$344

Average assets	$50,088	$18,608	$15,708	$55,430	$5,146	$315	$145,295
Average loans	45,142	17,906	15,155	5,062	3,731	—	86,996
Average deposits	26,689	476	12,357	36,299	7,465	—	83,286
Goodwill at June 30	1,167	—	468	631	428	—	2,694

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include apportioned corporate overhead expenses.

(3)	The provision apportioned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Six months ended June 30:
2006
Net interest income (1)	$620	$343	$356	$102	$96	$(7)	$1,510
Other revenues	234	236	126	586	136	13	1,331

Total revenues	854	579	482	688	232	6	2,841
Operating expenses (2)	581	216	245	368	150	—	1,560

	273	363	237	320	82	6	1,281
Provision for credit losses (3)	28	290	30	2	29	—	379

Income before income tax expense	$245	$73	$207	$318	$53	$6	$902

Average assets	$42,801	$20,338	$17,508	$77,097	$5,561	$341	$163,646
Average loans	37,695	19,459	16,379	10,832	4,296	—	88,661
Average deposits	32,405	21	15,200	37,924	8,888	—	94,438

2005
Net interest income (1)	$602	$296	$309	$277	$82	$(6)	$1,560
Other revenues	214	147	91	265	161	13	891

Total revenues	816	443	400	542	243	7	2,451
Operating expenses (2)	499	217	188	306	128	—	1,338

	317	226	212	236	115	7	1,113
Provision (credit) for credit losses (3)	44	261	(1)	(25)	(2)	—	277

Income (loss) before income tax expense	$273	$(35)	$213	$261	$117	$7	$836

Average assets	$50,418	$18,446	$15,316	$54,273	$4,934	$312	$143,699
Average loans	45,223	17,562	14,883	5,116	3,607	—	86,391
Average deposits	26,938	485	12,128	36,574	7,406	—	83,531

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

Note 14. Preferred Stock and Regulatory Capital

          Preferred Stock

In May 2006, HUSI issued 14,950,000 depositary shares, each representing one-fortieth of a share of 6.50% Non-Cumulative Preferred Stock, Series H ($1,000 stated value). Total issue proceeds, net of $9 million of underwriting fees and other expenses, were $365 million. When and if declared by HUSI’s board of directors, dividends of 6.50% per annum on the stated value per share will be payable quarterly on the first calendar day of January, April, July and October of each year.

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

	Well-Capitalized Minimum Ratio	June 30, 2006	December 31, 2005

Total capital (to risk weighted assets)
HUSI	10.00%	12.95%	12.53%
HBUS	10.00	12.53	12.32
Tier 1 capital (to risk weighted assets)
HUSI	6.00	8.84	8.25
HBUS	6.00	8.59	8.29
Tier 1 capital (to average assets)
HUSI	3.00	6.41	6.51
HBUS	5.00	6.31	6.61
Tangible common equity (to risk weighted assets)
HUSI		6.73	6.40
HBUS		8.63	8.33

Note 15. Variable Interest Entities (VIEs)

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI’s control, risk management and other objectives.

          Consolidated VIEs

HUSI entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $2.8 billion in trading assets at June 30, 2006. These assets are pledged as collateral for obligations of the VIEs. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

          Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at June 30, 2006. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 136-137 of HUSI’s 2005 Form 10-K.

	June 30, 2006		December 31, 2005

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$9,669	$8,172	$10,183	$7,423
Securitization vehicles	1,677	621	1,774	565
Investment funds	2,664	2	2,513	—
Capital funding vehicles	1,093	32	1,093	32
Low income housing tax credits	1,269	199	1,080	165

Total	$16,372	$9,026	$16,643	$8,185

          Other Asset Backed Commercial Paper Conduits

In addition to the asset backed commercial paper conduits sponsored by affiliate entities and listed in the table above, HUSI also provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into, have ownership interest in, perform administrative duties for, nor services any of the assets of these conduits. HUSI’s involvement in these conduits is limited to providing liquidity facilities. The maximum exposure to loss relating to these liquidity facilities at June 30, 2006 is $2.1 billion.

Note 16. Off-Balance Sheet Financial Guarantee Arrangements

The following table provides information related to off-balance sheet financial guarantee arrangements.

	June 30, 2006	December 31, 2005

	(in millions)
Standby letters of credit, net of participations (1)	$6,701	$6,114
Loan sales with recourse (2)	9	9
Credit derivative contracts (3)	332,617	222,419
Securities lending indemnifications	—	4,135

Total	$339,327	$232,677

(1)	Includes $528 million and $523 million issued for the benefit of related parties at June 30, 2006 and December 31, 2005 respectively.

(2)	$8 million and $7 million is indemnified by third parties at June 30, 2006 and December 31, 2005 respectively.

(3)	Includes $60,267 million and $51,202 million issued for the benefit of related parties at June 30, 2006 and December 31, 2005 respectively.

Standby Letters of Credit

HUSI may issue a letter of credit for the benefit of a customer, authorizing a third party to draw on the letter for specified amounts under certain terms and conditions. The issuance of a letter of credit is subject to HUSI’s credit approval process and collateral requirements.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $19 million at June 30, 2006 and December 31, 2005 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $20 million at June 30, 2006 and December 31, 2005 respectively.

Loan Sales with Recourse

HUSI securitizes and sells assets, generally without recourse. In prior years, HUSI’s mortgage banking subsidiary sold residential mortgage loans with recourse upon borrower default, with partial indemnification from third parties.

Credit Derivatives

HUSI enters into credit derivative contracts primarily to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “protection buyer”) to transfer the credit risk of a “reference asset” to another party (the “protection seller”). Under this arrangement the protection seller assumes the credit risk associated with the reference asset without directly purchasing it. The protection buyer agrees to pay a specified fee to the protection seller. In return, the protection seller agrees to pay the protection buyer an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, HUSI offsets most of the risk it assumes in selling credit protection through a credit derivative contract with another counterparty. Credit derivatives are recorded at fair value. The commitment amount included in the table is the maximum amount that HUSI could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

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

Note 17. New Accounting Pronouncements

Effective January 1, 2006, HUSI adopted Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment, (SFAS 123R). Because HUSI had previously adopted the fair value method of accounting for all equity based awards, the adoption of SFAS 123R did not have a material impact on HUSI’s financial position or results of operations. Substantially all of the disclosure requirements of SFAS 123R that are applicable to HUSI were included in HUSI’s 2005 Form 10-K. Certain disclosure requirements of SFAS 123R that were not included in the 2005 Form 10-K are included in Note 10 of these consolidated financial statements, beginning on page 15 of this Form 10-Q.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends previously issued guidance with respect to accounting for separately recognized loan servicing rights. HUSI early adopted this standard as of January 1, 2006 and elected to account for residential mortgage servicing rights at fair value prospectively. Refer to Note 6 of the consolidated financial statements, beginning on page 13 of this Form 10-Q, for information relating to the adoption of SFAS 156.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. HUSI is currently evaluating the impact that adoption of FIN 48 will have on its financial position or results of operations.

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

EXECUTIVE OVERVIEW

Balance sheet growth during the first six months of 2006 was highlighted by a significant increase in deposits resulting from successful rollout of a strategy to build deposits across multiple markets and business segments, utilizing multiple delivery systems. Refer to page 28 of this Form 10-Q for additional commentary regarding HUSI’s deposit strategy and growth. Trading assets and liabilities have also increased as a result of expanded operations and activity within the CIBM business segment. Additional analysis and commentary regarding balance sheet growth begins on page 32 of this Form 10-Q.

Income before income tax expense increased $107 million (31%) in the second quarter of 2006, and increased $66 million (8%) in the first six months of 2006, as compared with the same 2005 periods, due to the following factors:

•	increased trading results within the CIBM business segment attributable to expanded operations and activity related to precious metals, foreign exchange and structured products desks;

•	strong revenue growth in the CMB business segment driven by increased lending activities and significant deposit growth;

•

excluding the impact of one-time events and transactions noted below, strong revenue growth from business expansion initiatives associated with consumer businesses included within the PFS and PB business segments; and

•

increased revenues for the private label credit card receivable portfolio, included within the CF business segment, primarily due to higher fees earned and decreased amortization of premiums paid for acquired credit card receivables.

The items noted above were partially offset by the following:

•

decreased net interest income resulting from continued increases in short-term interest rates and flattening of the yield curve, particularly affecting balance sheet management income within the CIBM business segment;

•

increased operating expenses within the PFS, CMB and PB business segments resulting from expansion of the core banking network, including rollout of the internet savings product, and within the CIBM business segment due to the impact of buildout of the business platform;

•

decreased income before taxes from one-time events and transactions. Results for the first six months of 2005 included $74 million of one-time gains realized from sales of property and an equity investment, both recorded in the second quarter of 2005. 2006 results included $13 million of gains from sales of Brady Bonds, $13 million of released interest expense accruals related to income tax settlements that were reversed from other expenses, and $7 million of gains from sale of MasterCard International, Inc. shares, all of which were recorded in other revenues in the second quarter of 2006; and

•

higher provision for credit losses associated with commercial lending businesses within the CMB and CIBM business segments, as 2005 activity reflected net recoveries. In addition, a specific $29 million provision was recorded in the PB segment in the second quarter of 2006.

Income tax expense increased $34 million (26%) in the second quarter of 2006, as compared with the same 2005 period, due primarily to increased income before income tax expense. Refer to Note 8 of the consolidated financial statements on page 15 of this Form 10-Q for additional information.

Private Label Receivable Portfolio

In December of 2004, HUSI acquired approximately $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation at fair value, without recourse. Private label credit card receivables have grown to $14 billion at June 30, 2006, due to the addition of new credit card relationships and to reduced balance funding requirements associated with decreased off-balance sheet credit card securitization trusts.

Increased receivable balances have resulted in increased credit card interest income for the first half of 2006. In addition, during 2005, interest income was significantly reduced by amortization of the initial premium paid for the portfolio. During the first six months of 2006, total premium amortization associated with the private label credit card receivables decreased $77 million in comparison to the same 2005 period, primarily due to reduced amortization of the initial premium paid.

Fee income associated with these receivables also has grown due to increased receivable balances, increased late fees, and lower fees paid to merchant partners.

Residual interests in securitized credit card receivable pools were also acquired from HSBC Finance Corporation. Securitization revenue from these securitized trusts decreased $50 million in the first six months of 2006, as compared with the same 2005 period, due to significantly reduced balances maintained in the securitized trusts.

By agreement, HUSI is purchasing additional private label credit card receivables from HSBC Finance Corporation at fair value on a daily basis. Refer to Note 10 of the consolidated financial statements, beginning on page 15 of this Form 10-Q for further discussion of receivables acquired from HSBC Finance Corporation.

Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In June 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn is selling these loans to securitization vehicles. These loans are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various balance sheet and income statement line items, as summarized in the table below. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization. During 2006, the following activity was recorded as a result of acquiring, holding and selling these loans.

	Three months ended June 30, 2006	Six months ended June 30, 2006

	(in millions)
Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$4,497	$2,907
Loans acquired from originators	4,784	10,130
Loans sold to HMUS	(4,413)	(8,156)
Loans resold to originators	(61)	(74)

Balance at end of period	$4,807	$4,807

Valuation allowance for adjustments to market value:
Balance at beginning of period	$(50)	$(11)
Additional valuation allowance for net reductions in market value	(73)	(152)
Releases of valuation allowance for loans sold to HMUS	40	80

Balance at end of period	$(83)	$(83)

Increases (decreases) to income before income taxes:
Increased net interest income associated with loans held for sale to HMUS	$18	$38
Gains on sale of residential mortgage loans sold to HMUS, recorded in other revenues	52	64
Additional valuation allowance for reductions in market value of loans held for sale to HMUS, recorded in other revenues	(73)	(152)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS	52	116
Program costs included in other expenses	(2)	(3)

Net impact on income before income taxes	$47	$63

Deposit Strategy and Growth

Beginning in 2004, HUSI implemented a strategy for its core banking network, which includes building deposits over a three to five year period, across multiple markets and segments, and utilizing multiple delivery systems. During 2005, and through the first six months of 2006, the strategy included various initiatives:

•	full deployment of new personal and business checking and savings products, including relationship based products;

•

emphasis on more competitive pricing with the introduction of high yielding products, including internet savings accounts, which have grown significantly beginning in late 2005. Since their introduction in 2005, internet savings balances have grown to $4.8 billion, of which $3.8 billion was raised during the first six months of 2006. $3.3 billion of the 2006 growth was from new customers;

•	retail branch expansion in existing and new geographic markets;

•	improving delivery systems, including use of internet capabilities;

•	refined marketing and customer analytics for the affluent consumer population; and

•	strengthening current customer relationships, thereby driving increased utilization of products and customer retention.

Total deposit growth of $12 billion during calendar year 2005 has been followed by growth of $10 billion in the first six months of 2006. Deposit balances by major depositor categories are summarized on page 33 of this Form 10-Q.

Sale of Brady Bonds

At December 31, 2005, HUSI held certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady Bonds) with a face value of $178 million, and a recorded carrying value of $165 million. During the second quarter of 2006, the Venezuelan government redeemed all Brady Bonds held by HUSI at their face value resulting in a gain of $13 million, which has been reported in other revenues for the second quarter.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

	($ in millions)
Income statement:
Net interest income	$775	$785	$1,510	$1,560

Provision for credit losses	222	170	379	277
Total other revenues	673	413	1,331	891
Total operating expenses	775	684	1,560	1,338
Income tax expense	165	131	308	307

Net income	$286	$213	$594	$529

Impact on net income:
Trading revenues	$269	$35	$548	$131
Private label loan portfolio	17	(68)	13	(128)
Loans held for sale to an HSBC affiliate	47	—	63	—
Net interest income from balance sheet management activities	(14)	52	(21)	148

Balances at period end:
Loans, net of allowance	$90,336	$87,057
Total assets	172,417	144,394
Total tangible assets	169,673	141,650
Total deposits	101,685	85,079
Common shareholder’s equity	10,629	10,625
Tangible common shareholder’s equity	8,117	7,831
Total shareholders’ equity	12,319	11,642

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	7.14%	8.06%
Tangible common shareholder’s equity to total tangible assets, at period end	4.78	5.53
Rate of return on average (1):
Total assets	.68%	.59%	.73%	.74%
Total common shareholder’s equity	10.09	7.87	10.71	9.85
Net interest margin to average (1):
Earning assets	2.26	2.58	2.27	2.62
Total assets	1.86	2.18	1.88	2.20
Average total shareholders’ equity to average total assets (1)	7.13	7.90	7.26	7.80
Efficiency ratio (2)	53.49	57.11	54.91	54.59

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 78 of HUSI’s 2005 Form 10-K.

(2)	Represents the ratio of total operating expenses, reduced by minority interest and certain non-recurring expense items, to the sum of net interest income and other revenues.

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

	Three months ended June 30, 2006	Six months ended June 30, 2006

	(in millions)
Net income – U.S. GAAP basis	$286	$594
Adjustments, net of tax:
Fair value option	20	(3)
Loans held for resale	5	12
Servicing assets	(13)	(16)
Other	(4)	(7)

Net income – IFRS basis	$294	$580

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

•	Gains and losses from changes in the fair value of such assets and liabilities are recognized in the income statement as they arise, together with related interest income and expense and dividends.

U.S. GAAP

•	Servicing assets and certain hybrid financial instruments that contain embedded derivatives are the only instruments for which a fair value election may be made for U.S. GAAP reporting purposes.

•

Effective January 1, 2006, HUSI has elected to measure and record servicing assets and certain hybrid financial instruments at fair value, with changes in fair value recognized in current period earnings.

•

Generally, for any other financial assets to be measured at fair value with gains and losses recognized immediately in the income statement under U.S. GAAP, they must meet the definition of trading securities in SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Financial liabilities are generally reported at amortized cost under U.S. GAAP.

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

Loans Held for Resale

IFRSs

•	Under IAS 39, loans held for resale are treated as trading assets.

•	As trading assets, loans held for resale are initially recorded at fair value, with changes in fair value being recognized in current period earnings.

•	Any gains realized on sales of such loans are recognized in current period earnings on the trade date.

U.S. GAAP

•	Under U.S. GAAP, loans held for resale are designated as loans on the balance sheet.

•	Such loans are recorded at the lower of amortized cost or market value (LOCOM). Therefore, recorded value cannot exceed amortized cost.

•	Subsequent gains on sale of such loans are recognized in current period earnings on the settlement date.

Impact

•

HUSI holds $6.1 billion of loans held for resale on the balance sheet at June 30, 2006 for various business purposes. These include mortgage loans held for resale to HSBC affiliates for securitization purposes, mortgage loans held for resale to various governmental agencies and other types of consumer loans.

•

The timing difference between trade date accounting for IFRS and settlement date accounting under U.S. GAAP resulted in higher current earnings under IFRS for the first six months of 2006 than under U.S. GAAP.

Servicing Assets

IFRSs

•	Under IAS 38, servicing assets are initially recorded on the balance sheet at fair value and amortized over the projected life of the assets.

•	Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings.

•	Subsequent recoveries of impairment, if any, are credited to current earnings only to the extent of previous write-downs.

U.S. GAAP

•	Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value.

•	All subsequent adjustments to fair value are reflected in current period earnings.

Impact

•	HUSI’s mortgage subsidiary currently holds $499 million of residential mortgage servicing rights (MSRs), primarily related to loans sold to governmental agencies.

•

For certain pools of MSRs, fair value recorded under U.S. GAAP exceeds amortized cost recorded under IFRS. Therefore, current earnings under U.S. GAAP exceeded earnings under IFRS for the first six months of 2006.

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material at June 30, 2006, and which are described on pages 18-22 of HUSI’s 2005 Form 10-K.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals and growth are summarized in the following table.

		Increase (Decrease) from

	June 30, 2006	December 31, 2005		June 30, 2005

		Amount	%	Amount	%

	($ in millions)
Period end assets:
Loans, net	$90,336	$840	1	$3,279	4
Short-term investments	19,900	7,890	66	10,063	102
Trading assets	28,619	7,399	35	9,771	52
Securities and other assets	33,562	2,429	8	4,910	17

	$172,417	$18,558	12	$28,023	19

Funding sources:
Total deposits	$101,685	$9,870	11	$16,606	20
Trading account liabilities	15,614	4,904	46	4,594	42
All other liabilities	15,330	3,549	30	2,562	20
Long-term debt	27,469	(490)	(2)	3,584	15
Shareholders’ equity	12,319	725	6	677	6

	$172,417	$18,558	12	$28,023	19

Loans, Net

Loan balances at June 30, 2006, and increases (decreases) in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2006	December 31, 2005		June 30, 2005

		Amount	%	Amount	%

	($ in millions)
Total commercial loans	$29,646	$1,925	7	$5,471	23

Consumer loans:
Residential mortgage	43,258	(712)	(2)	(4,376)	(9)
Credit card receivables:
Private label	14,159	(196)	(1)	2,384	20
MasterCard/Visa	1,151	(8)	(1)	50	5
Other consumer	2,991	(146)	(5)	(171)	(5)

Total consumer loans	61,559	(1,062)	(2)	(2,113)	(3)

Total loans	91,205	863	1	3,358	4
Allowance for credit losses	869	23	3	79	10

Loans, net	$90,336	$840	1	$3,279	4

Increased commercial loans have resulted from targeted growth in various CIBM, small business, middle market and real estate lending portfolios. Additional resources have been dedicated to expansion of commercial lending businesses and regional offices.

Decreased residential mortgage loans have resulted primarily from a strategic balance sheet initiative, begun in 2005, to sell the majority of new loan production. Also in 2005, HUSI decided to decrease the volumes of loans generated through HSBC Finance Corporation’s network of loan correspondents. Purchases from these correspondents were discontinued in September 2005.

Increased private label credit card receivables from June 30, 2005 to June 30, 2006 have resulted from the addition of new private label relationships to the portfolio, and to decreased balance requirements of off-balance sheet securitized receivable trusts, which has resulted in increased on-balance sheet receivable balances.

Increased allowance for credit losses was primarily attributable to the net increases in loan balances, and to specific additional provisions related to small business and private banking loan portfolios. Refer to commentary regarding credit quality beginning on page 58 of this Form 10-Q.

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Increases in these asset balances resulted from an increase in HUSI’s excess liquidity position.

Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

		Increase (Decrease) from

	June 30, 2006	December 31, 2005		June 30, 2005

		Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$14,107	$3,328	31	$6,021	74
Precious metals	2,557	271	12	(682)	(21)
Fair value of derivatives	11,955	3,800	47	4,432	59

	$28,619	$7,399	35	$9,771	52

Trading liabilities:
Securities sold, not yet purchased	$2,782	$974	54	$720	35
Payables for precious metals	1,312	151	13	228	21
Fair value of derivatives	11,520	3,779	49	3,646	46

	$15,614	$4,904	46	$4,594	42

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset backed, corporate bonds and other securities.

Increased trading assets and liabilities were generally due to the following activity within the CIBM business segment:

•	increased volume of activity resulting from business growth initiatives;

•	investment of excess liquidity resulting from deposit growth initiatives; and

•	improved market prices and conditions, particularly those related to increased precious metals and securities trading assets balances.

Deposits

Deposit balances by major depositor categories at June 30, 2006, and increases (decreases) in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	June 30, 2006	December 31, 2005		June 30, 2005

		Amount	%	Amount	%

	($ in millions)
Individuals, partnerships and corporations	$85,288	$8,850	12	$14,902	21
Domestic and foreign banks	13,893	1,022	8	1,655	14
U.S. Government, states and political subdivisions	1,598	32	2	80	5
Foreign government and official institutions	906	(34)	(4)	(31)	(3)

Total deposits	$101,685	$9,870	11	$16,606	20

HUSI’s deposit strategy and growth is addressed on page 28 of this Form 10-Q.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis are presented on pages 72-73 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

Yield on total earning assets	5.73%	4.89%	5.64%	4.79%
Rate paid on interest bearing liabilities	3.79	2.53	3.67	2.41

Interest rate spread	1.94	2.36	1.97	2.38
Benefit from net non-interest earning or paying funds	.32	.22	.30	.24

Net interest margin to earning assets (1)	2.26%	2.58%	2.27%	2.62%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 78 of HUSI’s 2005 Form 10-K.

Significant trends affecting the comparability of 2005 and 2006 net interest income and interest rate spread are summarized in the following table.

	Three months ended June 30		Six months ended June 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread for 2005	$785	2.36%	$1,560	2.38%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	(24)		(46)
Balance sheet management activities (2)	(66)		(169)
Private label credit card portfolio (3)	43		82
All other core banking activity	37		83

Net interest income/interest rate spread for 2006	$775	1.94%	$1,510	1.97%

(1)	Refer to page 47 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 69 of HUSI’s 2005 Form 10-K.

(3)	Refer to page 54 of this Form 10-Q.

Net interest income growth from all other core banking activity primarily resulted from business expansion initiatives within PFS, CMB and PB business segments, which resulted in significant loans and deposits growth in 2005 and 2006. Refer to Business Segments commentary beginning on page 52 of this Form 10-Q.

Fluctuations in the components of net interest income, summarized according to the impacts of “volume” changes and “rate” changes associated with various interest earning assets and interest bearing liabilities, are presented in the following table.

	Increase (Decrease) Due To
Three months ended June 30	2006	Volume	Rate	2005

	(in millions)
Interest income:
Interest bearing deposits with banks	$74	$15	$30	$29
Federal funds sold and securities purchased under resale agreements	119	47	31	41
Trading assets	102	41	1	60
Securities	281	34	29	218
Loans:
Commercial	431	68	74	289
Consumer:
Residential mortgages	560	(64)	43	581
Credit cards	324	45	79	200
Other consumer	67	(12)	13	66

Total consumer	951	(31)	135	847
Other interest	24	15	—	9

Total interest income	1,982	189	300	1,493

Interest expense:
Deposits in domestic offices:
Savings deposits	239	33	137	69
Other time deposits	281	19	85	177
Deposits in foreign offices:
Foreign banks deposits	95	(9)	30	74
Other time and savings	154	5	73	76
Short-term borrowings	75	(9)	17	67
Long-term debt	356	47	67	242

Total interest expense	1,200	86	409	705

Net interest income – taxable equivalent basis	782	$103	$(109)	788

Tax equivalent adjustment	7			3

Net interest income – non taxable equivalent basis	$775			$785

	Increase (Decrease) Due To
Six months ended June 30	2006	Volume	Rate	2005

	(in millions)
Interest income:
Interest bearing deposits with banks	$127	$21	$52	$54
Federal funds sold and securities purchased under resale agreements	192	74	53	65
Trading assets	210	77	14	119
Securities	550	71	47	432
Loans:
Commercial	816	115	162	539
Consumer:
Residential mortgages	1,129	(110)	79	1,160
Credit cards	592	90	144	358
Other consumer	132	(19)	23	128

Total consumer	1,853	(39)	246	1,646
Other interest	37	17	5	15

Total interest income	3,785	336	579	2,870

Interest expense:
Deposits in domestic offices:
Savings deposits	392	42	230	120
Other time deposits	563	54	184	325
Deposits in foreign offices:
Foreign banks deposits	172	(29)	83	118
Other time and savings	292	15	117	160
Short-term borrowings	149	2	28	119
Long-term debt	694	92	141	461

Total interest expense	2,262	176	783	1,303

Net interest income – taxable equivalent basis	1,523	$160	$(204)	1,567

Tax equivalent adjustment	13			7

Net interest income – non taxable equivalent basis	$1,510			$1,560

Analysis of various components of net interest income follows. All increases and decreases noted for the second quarter and first six months of 2006 represent comparisons with the same 2005 periods.

          Commercial Loans

Increased interest income earned from commercial loans for the second quarter of 2006 and for the first six months of 2006 was attributable to increased average yields earned on commercial loans and, to a lesser extent, to increased average commercial loan balances.

The average yield earned on commercial loans increased 118 basis points (24%) for the second quarter and increased 130 basis points (27%) for the first six months of 2006, due to increases in general market rates, which resulted in corresponding increases in HBUS’s prime lending rate during 2006 and 2005.

Average commercial loan balances increased by 21% during the second quarter and increased 19% for the first six months of 2006. Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices. Targeted growth in small business, middle market and real estate lending portfolios increased loan balances in 2005 and 2006.

          Residential Mortgage Loans

Decreased interest income earned from residential mortgage loans for the second quarter of 2006 and for the first six months of 2006 was primarily attributable to decreased average loan balances, which was partially offset by increased average yields earned on residential mortgage loans.

Average residential mortgage loans decreased 11% in the second quarter and decreased 9% in the first six months of 2006, due to the following balance sheet management initiatives and other factors:

•

in 2005, HUSI decided to decrease the volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were discontinued effective September 1, 2005;

•

HUSI sold a higher proportion of adjustable rate residential mortgage loans in 2005 and 2006 compared with prior years, which previously would have been held on the balance sheet. Residential mortgage loans originated with the intention to sell increased 19% in the second quarter and increased 24% in the first six months of 2006; and

•

originations of residential mortgage loans decreased in the second quarter and in the first six months of 2006, as the national originations market has decreased in size due to the rising interest rates.

The average yield earned on residential mortgage loans increased 38 basis points (8%) in the second quarter and increased 35 basis points (7%) in the first six months of 2006 due to the impact of increased interest rates on variable rate loans and new loan originations.

          Credit Card Receivables

Increased interest earned from credit card receivables for the second quarter of 2006 and for the first six months of 2006 was due to an increase in the average rate earned on credit card receivables and, to a lesser extent, to increased average credit card receivable balances.

The increase in the average rate earned was primarily attributable to decreased amortization of premiums paid for credit card receivables acquired from HSBC Finance Corporation. The total impact of premium amortization on interest income and average yields for credit card receivables and total loans are summarized in the following table.

	2006		2005

	Amount	Rate	Amount	Rate

	($ in millions)
Three months ended June 30
Credit card receivables:
Interest income, before premium amortization	$455	12.19%	$370	12.21%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(32)	(.86)	(115)	(4.07)
Ongoing private label receivable acquisitions (2)	(90)	(2.55)	(47)	(1.55)
MasterCard/Visa receivable acquisitions (3)	(9)	(.23)	(8)	(.27)

Interest income, adjusted for premium amortization	$324	8.55%	$200	6.32%

Total loans:
Interest income, before premium amortization	$1,513	6.86%	$1,306	6.06%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(32)	(.15)	(115)	(.56)
Ongoing private label receivable acquisitions (2)	(90)	(.42)	(47)	(.22)
MasterCard/Visa receivable acquisitions (3)	(9)	(.04)	(8)	(.04)

Interest income, adjusted for premium amortization	$1,382	6.25%	$1,136	5.24%

Six months ended June 30
Credit card receivables:
Interest income, before premium amortization	$889	12.02%	$731	12.43%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(76)	(1.03)	(276)	(4.98)
Ongoing private label receivable acquisitions (2)	(204)	(2.90)	(81)	(1.37)
MasterCard/Visa receivable acquisitions (3)	(17)	(.23)	(16)	(.27)

Interest income, adjusted for premium amortization	$592	7.86%	$358	5.81%

Total loans:
Interest income, before premium amortization	$2,966	6.77%	$2,558	6.01%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(76)	(.17)	(276)	(.68)
Ongoing private label receivable acquisitions (2)	(204)	(.49)	(81)	(.19)
MasterCard/Visa receivable acquisitions (3)	(17)	(.04)	(16)	(.04)

Interest income, adjusted for premium amortization	$2,669	6.07%	$2,185	5.10%

(1)

In December 2004, HUSI acquired private label credit card receivables from HSBC Finance Corporation. The premium paid for these credit card receivables is being amortized against interest income over the estimated life of the related receivables.

(2)

By agreement, new receivables generated from private label credit card relationships are being acquired from HSBC Finance Corporation on a daily basis, at fair value, resulting in additional premiums and associated amortization.

(3)

During 2004, HUSI sold certain MasterCard/Visa credit card relationships to HSBC Finance Corporation. HUSI purchases receivables associated with these MasterCard/Visa relationships from HSBC Finance Corporation on a daily basis, at fair value, resulting in additional premiums and associated amortization.

Average credit card receivable balances increased by 20% for the second quarter and increased 22% for the first six months of 2006. During 2005 and 2006, new customer relationships have been added, and balance requirements of off-balance sheet securitized receivable trusts have decreased, resulting in increased on-balance sheet credit card receivables.

Interest Income – Trading Assets

Increased interest income earned from trading assets for the second quarter and for the first six months of 2006 resulted from higher trading assets balances and, to a lesser extent, to an increase in the average yield earned on trading assets.

Average trading assets increased 66% for the second quarter and increased 59% for the first six months of 2006, due to various business growth initiatives within the CIBM business segment. Refer to the analysis of trading assets and liabilities on page 33 of this Form 10-Q.

Average rates earned on trading assets increased 8 basis points (2%) for the second quarter and increased 38 basis points (10%) for the first six months of 2006, due to a generally rising interest rate environment.

Interest Income – Short-Term Investments

Short-term investments include interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Fluctuations in short-term investments result from HUSI’s excess liquidity position, in relation to its funding needs, at any given point in time.

Increased interest income earned from short-term investments for the second quarter and for the first six months of 2006 was attributable to increased average short-term investment balances and to increased average rates earned on these balances. Increased average rates earned were primarily due to increases in the federal funds rate throughout 2005 and 2006.

Interest Expense – Deposits

Increased interest expense on interest bearing deposits for the second quarter and for the first six months of 2006 was primarily due to increased average rates paid on deposit balances and, to a lesser extent, to increased average deposit balances. Interest expense increased for both domestic and foreign deposits.

Average rates paid to deposit customers increased 140 basis points (66%) for the second quarter and increased 141 basis points (72%) for the first six months of 2006 due to increased short-term interest rates and to the introduction of more competitively priced consumer and commercial products, particularly internet savings accounts, during 2005.

Average interest bearing deposits increased by 17% in the second quarter and increased 14% in the first six months of 2006. Deposits have been a major source of funding for balance sheet growth since 2004. Specific strategic initiatives targeted deposit growth in various business units. Deposits outstanding associated with various new products, including internet savings accounts, have grown steadily since their introduction.

An overview of deposit growth initiatives is provided on page 28 of this Form 10-Q.

Interest Expense – Short-Term Borrowings

Increased interest expense on short-term borrowings was primarily due to increased average interest rates paid on these balances.

Average rates paid increased 59 basis points (29%) in the second quarter and increased 51 basis points (24%) in the first six months of 2006, due primarily to increases in the Federal funds rate throughout 2005 and 2006. A shift in the funding mix toward lower interest rate borrowings that are not affected by changes in the Federal funds rate, such as precious metals borrowings, partially offset the effect of rising rates.

Interest Expense – Long-Term Debt

Increased interest expense on long-term debt for the second quarter and for the first six months of 2006 was primarily attributable to increased interest rates paid and, to a lesser extent, to increased average long-term debt balances.

The average rate paid increased 100 basis points (25%) for the second quarter and increased 107 basis points (27%) for the first six months of 2006, due to general increases in the underlying reference interest rates associated with debt instruments in 2005 and 2006.

Average long-term debt balances increased by 18% for both the second quarter and the first six months of 2006, due to new debt issued during the last six months of 2005 to fund balance sheet growth.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Commercial	$61	$(1)	$62	*

Consumer:
Residential mortgages	8	12	(4)	(33)
Credit card receivables	148	141	7	5
Other consumer	5	18	(13)	(72)

Total consumer	161	171	(10)	(6)

Total provision	$222	$170	$52	31

Six months ended June 30
Commercial	$76	$(26)	$102	*

Consumer:
Residential mortgages	15	11	4	36
Credit card receivables	267	249	18	7
Other consumer	21	43	(22)	(51)

Total consumer	303	303	—	—

Total provision	$379	$277	$102	37

*	Not meaningful.

Increased commercial loan and private label credit card provisions for credit losses for the second quarter and for the first six months of 2006 were partially offset by reduced provisions associated with other consumer loan portfolios. Unusually low net commercial recoveries were recorded in the second quarter and first six months of 2005. Average balances in commercial lending and private label credit card portfolios increased significantly in 2005 and the first half of 2006, resulting in increased allowances and net charge offs associated with these portfolios. In addition, certain specific small business and real estate commercial loans were charged off or downgraded during the second quarter of 2006, which also contributed to the overall increases in the commercial provision and allowance for credit losses. Refer to commentary regarding credit quality, beginning on page 58 of this Form 10-Q.

Other Revenues

The following table presents the components of other revenues.

			Increase (Decrease)

Three months ended June 30	2006	2005	Amount	%

	($ in millions)
Trust income	$22	$22	$—	—

Service charges:
HSBC affiliate income	3	4	(1)	(25)
Other service charges	50	49	1	2

	53	53	—	—

Credit card fees	139	61	78	128

Other fees and commissions:
Letter of credit fees	18	18	—	—
Wealth and tax advisory services	22	16	6	38
HSBC affiliate income	11	20	(9)	(45)
Other fee-based income, net of referral fees	51	29	22	76

	102	83	19	23

Securitization revenue	2	25	(23)	(92)

Other income:
Insurance	11	16	(5)	(31)
HSBC affiliate income	62	3	59	1,967
Additional valuation allowance for reductions in market value of loans held for sale to HMUS	(73)	—	(73)	*
Gains on sale of property and other financial assets	10	32	(22)	(69)
Other	43	32	11	34

	53	83	(30)	(36)

Residential mortgage banking revenue (expense)	27	(13)	40	*
Trading revenues	269	35	234	669
Securities gains, net	6	64	(58)	(91)

Total other revenues	$673	$413	$260	63

*	Not meaningful.

			Increase (Decrease)

Six months ended June 30	2006	2005	Amount	%

	($ in millions)
Trust income	$44	$45	$(1)	(2)

Service charges:
HSBC affiliate income	7	8	(1)	(13)
Other service charges	97	97	—	—

	104	105	(1)	(1)

Credit card fees	261	118	143	121

Other fees and commissions:
Letter of credit fees	36	35	1	3
Wealth and tax advisory services	48	29	19	66
HSBC affiliate income	23	36	(13)	(36)
Other fee-based income, net of referral fees	109	71	38	54

	216	171	45	26

Securitization revenue	19	69	(50)	(72)

Other income:
Insurance	24	32	(8)	(25)
HSBC affiliate income	102	23	79	343
Additional valuation allowance for reductions in market value of loans held for sale to HMUS	(152)	—	(152)	*
Gains on sale of property and other financial assets	16	46	(30)	(65)
Other	89	54	35	65

	79	155	(76)	(49)

Residential mortgage banking revenue	50	10	40	400
Trading revenues	548	131	417	318
Securities gains, net	10	87	(77)	(89)

Total other revenues	$1,331	$891	$440	49

*	Not meaningful.

All increases and decreases referred to below for the second quarter and for the first six months of 2006 represent comparisons with the same 2005 periods.

          Credit Card Fees

Increased credit card fees in the second quarter and in the first six months of 2006 primarily resulted from the following private label credit card portfolio activity:

•	increased number of accounts and average receivable balances associated with the private label credit card portfolio;

•	increased late fees and other fees; and

•	lower payments to merchant partners due to terminations and revisions to certain merchant agreements.

          Other Fees and Commissions

Increased wealth and tax advisory services revenue in the second quarter and in the first six months of 2006 resulted from expansion of services offered to high net worth individuals within the PB business segment.

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

          Securitization Revenue

Securitization revenue is comprised of servicing revenue and excess servicing spread from residual interests in securitized private label credit card receivables. Existing securitized trusts require replenishments of receivables to support previously issued securities. Receivables will continue to be sold to these trusts until their revolving periods end, the last of which is expected to occur in 2007. All collateralized funding transactions have been structured as secured financings since the third quarter of 2004. Therefore, there were no new securitization transactions during 2005 or 2006.

The decrease in securitization revenue for the second quarter and for the first six months of 2006 is attributable to decreased levels of receivables maintained within existing securitized trusts. As the balance requirements of these trusts have decreased, receivables maintained on HUSI’s consolidated balance sheet have increased, resulting in increased net interest income.

Additional analysis of securitization activities is provided in Off-Balance Sheet Arrangements beginning on page 64 of this Form 10-Q.

          Other Income

Increased HSBC affiliate income for the second quarter and for the first six months of 2006 primarily resulted from gains realized from sales of residential mortgage loans to HMUS. Additional valuation adjustments for reductions in market value of residential mortgage loans held for resale to HMUS also relate to this program, which began in the third quarter of 2005. Additional revenues related to this program are recorded in trading revenues (refer to pages 47-48 of this Form 10-Q). Additional information regarding these loan sales is provided in the Executive Overview on page 28 of this Form 10-Q.

Gains on sale of property and other financial assets include the following material transactions for 2006 and 2005:

•	gains for the second quarter of 2006 include a $13 million gain from the redemption of Brady Bonds (refer to commentary on page 29 of this Form 10-Q); and

•	gains for the second quarter of 2005 included a gain of $26 million from the sale of property, as well as additional gains of $6 million from sales of various branches.

Other includes the following material transactions and/or activity for 2006 and 2005:

•

in the second quarter of 2006, MasterCard International, Inc. completed an initial public offering, which resulted in redemption of shares held by HUSI and by other financial institutions. Proceeds of $7 million from this redemption of shares was recorded in other income in the quarter; and

•	earnings from various equity investments, which were recorded in the first quarter of 2006, were $16 million higher than those recorded for 2005.

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

			Increase (Decrease)

Three months ended June 30	2006	2005	Amount	%

	($ in millions)
Net interest income	$87	$118	$(31)	(26)

Servicing related income:
Servicing fee income	24	19	5	26
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	30	—	30	*
Realization of cash flows	(18)	—	(18)	*
MSRs amortization (2)	—	(18)	18	*
MSRs temporary impairment provision (2)	—	(35)	35	*
Trading – Derivative instruments used to offset changes in value of MSRs	(23)	24	(47)	(196)

	13	(10)	23	*

Originations and sales related income:
Gains on sales of residential mortgages	8	11	(3)	(27)
Trading and fair value hedge activity (3)	—	(19)	19	*

	8	(8)	16	*

Other mortgage income	6	5	1	20

Total residential mortgage banking revenue (expense) included in other revenues	27	(13)	40	*

Total residential mortgage banking related revenue	$114	$105	$9	9

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 6 of the consolidated financial statements, beginning on page 13 of this Form 10-Q for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

(3)	Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity, which was discontinued in 2005, and other immaterial activity.

*	Not meaningful.

			Increase (Decrease)

Six months ended June 30	2006	2005	Amount	%

	($ in millions)
Net interest income	$182	$246	$(64)	(26)

Servicing related income:
Servicing fee income	48	37	11	30
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	75	—	75	*
Realization of cash flows	(39)	—	(39)	*
MSRs amortization (2)	—	(37)	37	*
MSRs temporary impairment provision (2)	—	(18)	18	*
Trading – Derivative instruments used to offset changes in value of MSRs	(57)	19	(76)	(400)

	27	1	26	2,600

Originations and sales related income:
Gains on sales of residential mortgages	11	15	(4)	(27)
Trading and fair value hedge activity (3)	1	(15)	16	*

	12	—	12	*

Other mortgage income	11	9	2	22

Total residential mortgage banking revenue included in other revenues	50	10	40	400

Total residential mortgage banking related revenue	$232	$256	$(24)	(9)

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 6 of the consolidated financial statements, beginning on page 13 of this Form 10-Q for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

(3)	Includes SFAS 133 qualifying fair value adjustments related to residential mortgage banking warehouse fair value hedging activity, which was discontinued in 2005, and other immaterial activity.

*	Not meaningful.

All increases and decreases referenced below for the second quarter and for the first six months of 2006 represent comparisons with the same 2005 periods.

          Net Interest Income

Decreased net interest income for the second quarter and for the first six months of 2006 resulted from the following activity:

•

in 2005, HUSI commenced a strategic balance sheet initiative to sell the majority of new loan production to government sponsored enterprises and private investors, which continued into 2006, and which decreased average residential mortgage loan outstandings. The held loan portfolio is expected to continue to decline for the remainder of 2006 as a result of this initiative; and

•	despite a rising residential mortgage interest rate environment, interest rate spreads narrowed slightly during 2006 due to higher funding costs.

Additional commentary regarding residential mortgage interest income is provided on page 37 of this Form
10-Q.

          Servicing Related Income

Increased net servicing related income for the second quarter and for the first six months of 2006 resulted from:

•	increased volume of loans included within the average serviced loans portfolio, which increased approximately 25% for the first six months of 2006 due to the following factors:

	-	HUSI sold a higher proportion of adjustable rate loans in 2005 and 2006, which previously would have been held on the balance sheet;

	-	in the fourth quarter of 2005, HUSI commenced servicing a portfolio of loans previously serviced by a third party; and

	-	also in the fourth quarter of 2005, HUSI completed a sale of loans, which were previously held in portfolio, to a government agency for which it continues to provide servicing.

•

increased value of MSRs, net of economic hedges. The generally increasing residential mortgage interest rate environment has resulted in a reduction in prepayments in 2006, which has increased the long-term value of MSRs. In addition, HUSI’s adoption of SFAS 156 (refer to Note 6 of the consolidated financial statements, beginning on page 13 of this Form 10-Q) resulted in the recognition of higher fair market values for MSRs recorded on the consolidated balance sheet.

Additional commentary regarding risk management associated with the MSRs hedging program is provided on pages 70-71 of this Form 10-Q.

          Originations and Sales Related Income (Expense)

Increased originations and sales related income for the second quarter and for the first six months of 2006 resulted from:

•	higher basis point gains on individual sales of residential mortgages; and

•	increased volume of residential mortgages originated with the intention to sell, which increased 24% for the first six months of 2006.

Trading Revenues

Trading revenues are generated by HUSI’s participation in foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; and from trading securities. During 2005, HUSI’s CIBM business segment expanded operations and products offered to clients, which resulted in increased trading activity and improved trading results in 2005 and 2006. Decreased net interest income for 2006 was primarily due to steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on interest rate spreads.

Trading related revenues generated by the CIBM business segment, summarized by type of product, are provided in the following table. The data in the table includes interest income earned on trading instruments, net of allocated funding cost associated with the trading positions. The net interest income component is included in net interest income on the consolidated statement of income. Trading revenues related to the residential mortgage banking business are included in residential mortgage banking revenue.

			Increase (Decrease)

Three months ended June 30	2006	2005	Amount	%

	($ in millions)
Trading revenues	$269	$35	$234	669
Net interest (expense) income	(17)	4	(21)	(525)

Trading related revenues	$252	$39	$213	546

Business:
Derivatives instruments	$83	$18	$65	361
Economic hedges of loans held for sale to HMUS	70	—	70	*
Treasury (primarily securities)	4	(11)	15	*
Foreign exchange and banknotes	52	26	26	100
Precious metals	36	8	28	350
Other trading	7	(2)	9	*

Trading related revenues	$252	$39	$213	546

*	Not meaningful.

			Increase (Decrease)

Six months ended June 30	2006	2005	Amount	%

	($ in millions)
Trading revenues	$548	$131	$417	318
Net interest (expense) income	(31)	21	(52)	(248)

Trading related revenues	$517	$152	$365	240

Business:
Derivatives instruments	$173	$59	$114	193
Economic hedges of loans held for sale to HMUS	154	—	154	*
Treasury (primarily securities)	9	3	6	200
Foreign exchange and banknotes	95	63	32	51
Precious metals	71	25	46	184
Other trading	15	2	13	650

Trading related revenues	$517	$152	$365	240

*	Not meaningful.

          Derivative Instruments

Net interest income related to derivatives businesses decreased $26 million and $51 million for the second quarter and for the first six months of 2006 respectively, as compared with the same 2005 periods, due to the rising short-term interest rate environment.

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

In addition, derivatives trading revenues increased during 2006 as a result of increased revenue from the credit derivatives trading and structured transactions businesses, which were significantly expanded during 2005.

          Economic Hedges of Loans Held for Sale to HMUS

Effective from the third quarter of 2005, HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. During the second quarter of 2006, HUSI realized $52 million of trading revenues and $18 million of net interest income related to this portfolio. During the first six months of 2006, HUSI realized $116 million of trading revenues and $38 million of net interest income. Further analysis and commentary regarding these loans and the associated hedges is provided on page 28 of this Form 10-Q.

          Precious Metals

Precious metals trading income increased due to increased client and proprietary trading activity from both domestic and foreign trading desks, which resulted from higher precious metals prices. Partially offsetting increased trading revenues was decreased net interest income resulting from rising short-term interest rates.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its strategies for overall liquidity, balance sheet diversification and risk management. The following tables summarize net securities gains resulting from various strategies.

	2006	2005

	(in millions)
Three months ended June 30
Balance sheet diversity and reduction of risk	$—	$15
Sale of foreign equity fund	—	48
Other	6	1

Total securities gains, net	$6	$64

Six months ended June 30
Balance sheet diversity and reduction of risk	$4	$27
Reduction of Latin American exposure	—	10
Sale of foreign equity fund	—	48
Other	6	2

Total securities gains, net	$10	$87

Operating Expenses

The following table presents the components of operating expenses.

			Increase (Decrease)

Three months ended June 30	2006	2005	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$218	$185	$33	18
Employee benefits	103	69	34	49

	321	254	67	26

Occupancy expense, net	57	43	14	33
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	109	100	9	9
Treasury and traded markets services and other fees	89	67	22	33
Fees paid to HTSU for technology services	49	51	(2)	(4)

	247	218	29	13

Other expenses:
Equipment and software	18	22	(4)	(18)
Marketing	25	18	7	39
Outside services	31	30	1	3
Professional fees	14	15	(1)	(7)
Telecommunications	5	5	—	—
Postage, printing and office supplies	9	7	2	29
Insurance business	6	3	3	100
Other	42	69	(27)	(39)

	150	169	(19)	(11)

Total operating expenses	$775	$684	$91	13

Personnel - average number	12,313	11,134	1,179	11

			Increase (Decrease)

Six months ended June 30	2006	2005	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$437	$368	$69	19
Employee benefits	199	152	47	31

	636	520	116	22

Occupancy expense, net	108	85	23	27
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	225	204	21	10
Treasury and traded markets services and other fees	180	132	48	36
Fees paid to HTSU for technology services	106	100	6	6

	511	436	75	17

Other expenses:
Equipment and software	38	46	(8)	(17)
Marketing	46	33	13	39
Outside services	60	55	5	9
Professional fees	31	29	2	7
Telecommunications	10	10	—	—
Postage, printing and office supplies	16	13	3	23
Insurance business	11	9	2	22
Other	93	102	(9)	(9)

	305	297	8	3

Total operating expenses	$1,560	$1,338	$222	17

Personnel - average number	12,224	10,982	1,242	11

All increases and decreases referred to below for the second quarter and for the first six months of 2006 represent comparisons with the same 2005 periods.

          Overview

Increased expenses for the second quarter and for the first six months of 2006 were driven largely by the rollout of various business growth initiatives affecting all business segments, and by increased fees charged by HSBC affiliates for various services.

          Salaries and Employee Benefits

Increased salary expense for the second quarter and for the first six months of 2006 was primarily due to the increased number of personnel employed to support various business growth initiatives within the PFS, CMB, CIBM and PB business segments.

Increased employee benefits expenses primarily resulted from increased salary expense and staff counts. In addition, in light of impressive and sustained performance and shareholder returns by the consolidated HSBC group over the three years covered by 2003 awards granted under the HSBC Group Share Option Plan (refer to page 126 of HUSI’s 2005 Form 10-K for a description of this plan), HSBC’s Remuneration Committee has exercised its discretion to waive the Total Shareholder Return performance condition, as permitted by the plan. This modification resulted in an additional charge to operating expenses of $9 million during the first six months of 2006. This is a non-cash item and economically has no impact on shareholders.

          Support Services from HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for treasury and traded markets services, for loan origination and servicing, and for other operational and administrative support functions. The overall increases in HSBC affiliate charges for the second quarter and for the first six months of 2006 are due primarily to the following activity:

•	fees charged by HMUS and other HSBC affiliates for treasury and traded markets services have increased in 2006 due primarily to business expansion initiatives within the CIBM segment; and

•

fees charged by HSBC Finance Corporation for loan origination and servicing have increased as a result of an increased number of accounts and increased balances associated with various loan portfolios and other loan balances serviced by HSBC Finance Corporation on behalf of HUSI. Fees charged by HSBC Finance Corporation for various administrative services have also increased as a result of continued initiatives to centralize administrative functions.

          Other Expenses

For the first six months of 2006, business expansion initiatives within PFS, CMB, CIBM and PB business segments have resulted in general increases in various expense categories.

Increased marketing and promotional expenses resulted from investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives.

Other expenses includes the following material activity for 2006 and 2005:

•

during the second quarter of 2006, HUSI settled certain prior year income tax liabilities. Taxes and interest related to this settlement were fully reserved for prior to December 31, 2005. As a result of this settlement, approximately $13 million of accrued interest was released and reversed from other expenses; and

•

errors and losses decreased $14 million and $21 million for the second quarter and for the first six months of 2006 respectively. Unusual losses associated with the private label receivable portfolio were recorded in 2005.

          Efficiency Ratio

	Three months ended June 30		Six months ended June 30

	2006	2005	2006	2005

Efficiency ratio (1)	53.49%	57.11%	54.91%	54.59%

(1)	Represents the ratio of total operating expenses, reduced by minority interests and certain non-recurring expense items, to the sum of net interest income and other revenues.

Improvement in the efficiency ratio for the second quarter of 2006 was primarily due to increased trading revenues (refer to commentary beginning on page 47 of this Form 10-Q), which was partially offset by increased operating expenses (refer to commentary on the preceding page). For the first six months of 2006, the efficiency ratio was relatively unchanged, as increased trading revenues were offset by increased operating expenses and decreased net interest income.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings, as well as products and services offered, are described in Note 13 of the consolidated financial statements, beginning on page 19 of this Form 10-Q.

All increases and decreases referenced below for the second quarter and for the first six months of 2006 represent comparisons to the same 2005 periods.

Personal Financial Services (PFS)

          Overview

Additional resources and investment continue to be directed towards expansion of the core retail banking business, including investment in the HSBC brand, expansion of the core branch network in existing and new geographic areas, and continued rollout of the internet savings business. As expected during the build-out phase, these initiatives have resulted in growth of expenses during the first six months of 2006 that has outpaced growth in revenues.

Balance sheet growth during the first six months of 2006 was highlighted by a significant increase in deposits resulting from successful rollout of a strategy to build deposits across multiple markets and business segments, utilizing multiple delivery systems.

          Operating Results

The following table summarizes results for the PFS segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Net interest income	$311	$302	$9	3
Other revenues	99	86	13	15

Total revenues	410	388	22	6
Operating expenses	276	248	28	11

	134	140	(6)	(4)
Provision for credit losses	12	22	(10)	(45)

Income before income tax expense	$122	$118	$4	3

Six months ended June 30
Net interest income	$620	$602	$18	3
Other revenues	234	214	20	9

Total revenues	854	816	38	5
Operating expenses	581	499	82	16

	273	317	(44)	(14)
Provision for credit losses	28	44	(16)	(36)

Income before income tax expense	$245	$273	$(28)	(10)

Increased net interest income in 2006 was primarily due to higher interest rate spreads on a growing personal deposit base, which was partially offset by a migration by customers toward higher yielding deposit products, and by lower net interest income from a decreasing residential mortgage loan portfolio.

Increased other revenues for 2006 is primarily due to increased non-interest residential mortgage banking revenues. Additional commentary regarding residential mortgage banking revenue begins on page 44 of this Form 10-Q.

Operating expenses increased for the second quarter of 2006 due to:

•

increased personnel, marketing and other direct costs associated with expansion of the core banking network and other consumer lending operations have resulted in additional expenses of approximately $34 million for the first six months of 2006;

•	increased fees paid to HSBC Finance Corporation, as HUSI continued to leverage its relationship to centralize various loan servicing and administrative support functions; and

•	allocations to the PFS business segment of various increased expenses, including share option costs.

Consumer Finance (CF)

          Overview

The CF segment includes the private label receivable portfolio (the PLRP) acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by growth of private label credit card receivables included within the PLRP and by decreased amortization of premiums paid to HSBC Finance Corporation for those receivables.

Refer to commentary regarding the PLRP on page 27 of this Form 10-Q.

          Operating Results

The following table summarizes results for the CF segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Net interest income	$190	$166	$24	14
Other revenues	117	67	50	75

Total revenues	307	233	74	32
Operating expenses	106	110	(4)	(4)

	201	123	78	63
Provision for credit losses	155	152	3	2

Income (loss) before income tax expense	$46	$(29)	$75	*

Six months ended June 30
Net interest income	$343	$296	$47	16
Other revenues	236	147	89	61

Total revenues	579	443	136	31
Operating expenses	216	217	(1)	—

	363	226	137	61
Provision for credit losses	290	261	29	11

Income (loss) before income tax expense	$73	$(35)	$108	*

*	Not meaningful.

The following table summarizes the impact of the PLRP on earnings for the CF segment in comparison with the other portfolios.

Three months ended June 30	PLRP	Other	Total

	(in millions)
2006
Net interest income	$153	$37	$190
Other revenues	117	—	117

Total revenues	270	37	307
Operating expenses	103	3	106

	167	34	201
Provision for credit losses	150	5	155

Income before income tax expense	$17	$29	$46

2005
Net interest income	$110	$56	$166
Other revenues	67	—	67

Total revenues	177	56	233
Operating expenses	106	4	110

	71	52	123
Provision for credit losses	139	13	152

(Loss) income before income tax expense	$(68)	$39	$(29)

Six months ended June 30	PLRP	Other	Total

	(in millions)
2006
Net interest income	$263	$80	$343
Other revenues	236	—	236

Total revenues	499	80	579
Operating expenses	208	8	216

	291	72	363
Provision for credit losses	278	12	290

Income before income tax expense	$13	$60	$73

2005
Net interest income	$181	$115	$296
Other revenues	147	—	147

Total revenues	328	115	443
Operating expenses	208	9	217

	120	106	226
Provision for credit losses	248	13	261

(Loss) income before income tax expense	$(128)	$93	$(35)

Increased net interest income for the PLRP is due to increased average credit card receivable balances for the quarter, and to decreased amortization of premiums paid for purchases of receivables from HSBC Finance Corporation (refer to page 38 of this Form 10-Q).

Increased other revenues for the PLRP are directly related to increased credit card fees (refer to page 42 of this Form 10-Q), which were partially offset by decreased securitization revenue (refer to page 43 of this Form 10-Q).

Increased provision for credit losses for the PLRP portfolio resulted from increased average credit card receivable balances as well as from increased past due balances (refer to page 40 of this Form 10-Q).

New domestic private label credit card receivables are acquired from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, HUSI adopted a plan to phase in changes to the required minimum monthly payment amount for domestic private label credit card accounts. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006, resulting in an immaterial impact on second quarter and six month results. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. The impact of these changes, if any, is not expected to be material to HUSI’s consolidated results.

Commercial Banking (CMB)

          Overview

Improved operating results for 2006, which resulted from the continued rollout of planned expansion initiatives, were offset by increased provisions for credit losses in the second quarter of 2006 as compared with unusually low provisions in 2005. Office locations and staffing levels were expanded in 2005 and 2006, as were loan and deposit products offered to small businesses and middle-market commercial customers, in conjunction with increased marketing efforts. HUSI continues to leverage its status as one of the top ranked small business lenders in New York State.

          Operating Results

The following table summarizes results for the CMB segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Net interest income	$178	$155	$23	15
Other revenues	77	51	26	51

Total revenues	255	206	49	24
Operating expenses	135	90	45	50

	120	116	4	3
Provision for credit losses	26	4	22	550

Income before income tax expense	$94	$112	$(18)	(16)

Six months ended June 30
Net interest income	$356	$309	$47	15
Other revenues	126	91	35	38

Total revenues	482	400	82	21
Operating expenses	245	188	57	30

	237	212	25	12
Provision (credit) for credit losses	30	(1)	31	*

Income before income tax expense	$207	$213	$(6)	(3)

*	Not meaningful.

Increased net interest income and other revenues for the second quarter of 2006 resulted from the successful rollout of planned expansion of various small business, middle-market and real estate commercial lending programs, which resulted in increased actual and average commercial loan balances. Net interest income growth was partially offset by narrowing deposit spreads, as customers migrated to higher yielding deposit products in 2006.

Higher operating expenses primarily resulted from branch expansion initiatives and new lending offices and, to a lesser extent, to allocation to CMB of various increased expenses, such as share option costs.

Increased provision for credit losses for 2006 resulted from growth in commercial loan portfolio balances and from increased allowance requirements associated with small business lending portfolios. In addition, unusually low net charge offs were recorded during 2005. Further commentary regarding credit quality begins on page 58 of this Form 10-Q.

Corporate, Investment Banking and Markets (CIBM)

          Overview

Various treasury and traded markets activities were expanded in 2005 and 2006. Increased products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives have resulted in increased non-interest revenues and income before income tax expense during 2006.

The CIBM segment has recorded strong trading results in 2006, which were partially offset by steadily rising short-term interest rates, which limited opportunities to profit from placing funds generated from operations. While increased short-term rates have a positive impact on interest rate spreads for deposit generating businesses, such as the PFS and CMB segments, they have an adverse impact on the CIBM segment, which does not generate significant low cost deposit funding.

          Operating Results

The following table summarizes results for the CIBM segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Net interest income	$49	$123	$(74)	(60)
Other revenues	313	98	215	219

Total revenues	362	221	141	64
Operating expenses	184	172	12	7

	178	49	129	263
Provision (credit) for credit losses	—	(7)	7	*

Income before income tax expense	$178	$56	$122	218

Six months ended June 30
Net interest income	$102	$277	$(175)	(63)
Other revenues	586	265	321	121

Total revenues	688	542	146	27
Operating expenses	368	306	62	20

	320	236	84	36
Provision (credit) for credit losses	2	(25)	27	*

Income before income tax expense	$318	$261	$57	22

*	Not meaningful.

Decreased net interest income primarily resulted from steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on CIBM interest rate spreads. Net interest income from balance sheet management activity decreased approximately $66 million and $169 million for the second quarter and for the first six months of 2006 respectively. Rising interest rates also tightened interest rate spreads related to higher trading activity, which contributed to lower net interest income.

Increased other revenues mainly resulted from:

•	increased trading revenues (refer to page 47 of this Form 10-Q);

•	new service fees generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients; and

•	increased fee-based income within the transaction banking business, resulting from business expansion initiatives.

Partially offsetting these increases were decreased realized gains on sales of securities (refer to page 48 of this Form 10-Q).

Operating expenses growth slowed in the second quarter, as evidenced by expenses increasing 20% for the first half of 2006, but increasing only 8% for the second quarter. Increases in operating expenses resulted from:

•	increased direct expenses associated with foreign exchange, risk management products, and transaction banking businesses; and

•	increased expenses associated with development of an infrastructure to support the growing complexity of the CIBM business.

The net provision credit for 2005 resulted from continuation of relatively low charge offs and higher than normal recoveries of amounts previously charged off. Although recoveries have decreased during 2006, charge offs remain low and credit quality remains good and well managed.

Private Banking (PB)

          Overview

During 2005 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by this business segment, resulting in increased net interest income, service fee income and operating expenses associated with core PB operations. 2006 results were negatively impacted by increased provision expense. 2005 other revenues included a one-time gain on sale of an investment.

          Operating Results

The following table summarizes results for the PB segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended June 30
Net interest income	$48	$42	$6	14
Other revenues	60	103	(43)	(42)

Total revenues	108	145	(37)	(26)
Operating expenses	74	64	10	16

	34	81	(47)	(58)
Provision (credit) for credit losses	29	(1)	30	*

Income before income tax expense	$5	$82	$(77)	(94)

Six months ended June 30
Net interest income	$96	$82	$14	17
Other revenues	136	161	(25)	(16)

Total revenues	232	243	(11)	(5)
Operating expenses	150	128	22	17

	82	115	(33)	(29)
Provision (credit) for credit losses	29	(2)	31	*

Income before income tax expense	$53	$117	$(64)	(55)

*	Not meaningful.

Increased net interest income for the second quarter of 2006 resulted from increased average interest earning assets, primarily loans.

In the second quarter of 2005, shares in a foreign equity fund were sold to an HSBC affiliate, resulting in a gain of approximately $48 million. Decreased other revenues for the second quarter and for the first six months of 2006 was a direct result of this 2005 activity. Excluding this transaction, other revenues have increased during 2006, due to:

•	increased fee income from wealth and tax advisory services provided to high net worth individuals; and

•	increased equity earnings from a foreign equity investment.

Increased operating expenses for the second quarter and for the first six months of 2006 resulted from additional resources being allocated to this segment to expand the services provided.

Increased provision for credit losses during 2006 directly relates to a specific commercial real estate investment loan relationship for which a combination of charge offs and increased allowances for credit losses resulted in a $29 million provision.

CREDIT QUALITY

Overview

The allowance for credit losses increased $32 million (4%) during the second quarter and increased $23 million (3%) during the first six months of 2006, due to:

•	increased allowance requirements associated with increased balances within various commercial loan portfolios;

•	increased allowance requirements associated with specific small business commercial loan portfolios within the CMB business segment (refer to additional commentary below); and

•	an additional allowance requirement for a specific commercial real estate investment loan relationship within the PB business segment.

The allowance for credit losses increased $79 million (10%) from June 30, 2005 to June 30, 2006 due to:

•	increased allowance requirements associated with increased balances within the private label credit card receivable portfolio;

•	increased allowance requirements associated with increased balances within various commercial loan portfolios; and

•

increased allowance requirements associated with small business commercial loan portfolios within the CMB business segment and a specific commercial real estate investment loan relationship within the PB business segment.

The provision for credit losses increased $52 million (31%) for the second quarter of 2006 and increased $102 million (37%) for the first six months of 2006, as compared with the same 2005 periods. Increased provisions related to various commercial loan portfolios and, to a lesser extent, to the private label credit card portfolio were the primary drivers of the overall increase. The provision for credit losses associated with various loan portfolios is summarized on page 40 of this Form 10-Q.

Policies and critical estimates associated with the allowance for credit losses are summarized on pages 23-24 and 57-60 of HUSI’s 2005 Form 10-K. There have been no material revisions to policies or methodologies during the first six months of 2006.

Credit quality statistics are summarized in Note 4 of the consolidated financial statements, beginning on page 10 of this Form 10-Q.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.

Quarter ended	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005

	($ in millions)
Balance at beginning of quarter	$837	$846	$852	$790	$773
Allowance related to disposition of certain credit card relationships	—	(6)	—	—	—

Charge offs:
Commercial	44	20	36	16	17
Consumer:
Residential mortgages	7	11	8	6	6
Credit card receivables	165	170	186	154	160
Other consumer loans	23	29	34	26	23

Total consumer loans	195	210	228	186	189

Total charge offs	239	230	264	202	206

Recoveries on loans charged off:
Commercial	6	15	15	26	7
Consumer:
Residential mortgages	—	—	—	1	—
Credit card receivables	28	46	35	30	37
Other consumer loans	15	9	10	8	9

Total consumer loans	43	55	45	39	46

Total recoveries	49	70	60	65	53

Total net charge offs	190	160	204	137	153

Provision charged to income	222	157	198	199	170

Balance at end of quarter	$869	$837	$846	$852	$790

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.55%	.08%	.33%	(.16)%	.17%
Consumer:
Residential mortgages	.07	.10	.07	.04	.05
Credit card receivables	3.61	3.32	4.02	3.51	3.87
Other consumer loans	1.04	2.50	2.82	2.09	1.51

Total consumer	1.00	1.01	1.13	.90	.90

Total loans	.86%	.73%	.90%	.61%	.71%

Quarter-end allowance to:
Quarter-end total loans	.95%	.94%	.94%	.95%	.90%
Quarter-end total nonaccruing loans	330.42%	341.63%	351.04%	362.55%	351.11%

An analysis of 2006 changes in the allowance for credit losses by general loan categories, is provided in the following tables.

	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
Quarter ended June 30, 2006
Balance at beginning of period	$171	$30	$589	$32	$15	$837

Allowance related to dispositions	—	—	—	—	—	—
Charge offs	44	7	165	23	—	239
Recoveries	6	—	28	15	—	49

Net charge offs	38	7	137	8	—	190

Provision charged to income	59	8	148	5	2	222

Balance at end of period	$192	$31	$600	$29	$17	$869

Six months ended June 30, 2006
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to dispositions	—	—	(6)	—	—	(6)
Charge offs	64	18	335	52	—	469
Recoveries	21	—	74	24	—	119

Net charge offs	43	18	261	28	—	350

Provision charged to income	73	15	267	21	3	379

Balance at end of period	$192	$31	$600	$29	$17	$869

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses are summarized in the following table.

Balance at	June 30, 2006	December 31, 2005	June 30, 2005

	(in millions)
On-balance sheet allowance:
Specific	$16	$9	$16
Collective	176	149	143
Transfer risk	—	4	3

	192	162	162
Unallocated	17	14	14

Total on-balance sheet allowance	209	176	176
Off-balance sheet allowance	85	88	91

Total commercial allowances	$294	$264	$267

Continuing with the trend of growth over the past few reporting periods in the size and complexity of HUSI’s commercial loan portfolio, commercial loans increased $1.9 billion from December 31, 2005 to June 30, 2006. In addition, as certain segments of the economy show signs of slowing, there has been a net increase in credit downgrades in 2006, reflecting higher probabilities of default, a key driver of the commercial loan collective allowance. As a result, the collective allowance has increased $30 million (11%) during the first six months of 2006. Increased allowances are spread across a number of industries, notably commercial real estate, auto and small business.

Criticized assets increased during the second quarter of 2006 (refer to Note 4 of the consolidated financial statements, beginning on page 12 of this Form 10-Q), primarily within the special mention category. Several specific real estate, auto industry and other commercial credits, as well as loans in the small business portfolio which were not previously criticized, were downgraded to special mention, substandard and doubtful categories, as appropriate, during the quarter based on recent credit assessments. These recently criticized credits were partially offset by credits which were previously criticized but were no longer considered to be criticized at June 30, 2006.

During the second quarter of 2006, commercial net charge offs increased $33 million from the previous quarter, and increased $28 million from the second quarter of 2005. The increase resulted primarily from a specific private banking commercial real estate investment loan relationship that was charged off during the quarter. Excluding this specific activity, net charge offs continued to run at levels consistent with those experienced for several recent quarters dating back to 2004, which is well below historical experience for years prior to 2004. Increased provisions and allowances for credit losses are expected in the near term due to growing portfolio risk resulting from:

•	HUSI’s continued geographic expansion;

•	increased borrower concentrations;

•	increased number and complexity of products offered; and

•	continued signs of stress within certain segments of the economy.

HUSI management continues to monitor and reduce exposures to those industries considered to be higher risk. During the second quarter of 2006, HUSI management began to make more extensive use of available tools to more actively manage net exposure within its corporate loan portfolios with an increased syndication capacity as well as increased use of credit default swaps to reduce certain exposures.

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring rising interest rates and record-high energy prices, which could potentially lead to a deceleration of U.S. economic activity. Recent events in the Middle East may also worsen the overall energy picture.

          Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables increased $11 million (2%) during the second quarter of 2006, and was unchanged for the six months ended June 30, 2006. The net charge off and provision activity during the second quarter of 2006, as well as the allowance balance at June 30, 2006, which primarily relates to the private label credit card portfolio, are generally consistent with recent trends for this portfolio.

Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. The following table provides credit quality data for credit card receivables.

	June 30, 2006	December 31, 2005	June 30, 2005

	(in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$283	$248	$206
As a percent of total credit card receivables	1.85%	1.60%	1.60%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$600	$600	$565
As a percent of total credit card receivables	3.92%	3.87%	4.39%

Net charge offs of credit card receivables:
Total for the quarter ended	$137	$151	$123
Annualized net charge offs as a percent of average credit card receivables	3.61%	4.02%	3.89%

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

	June 30, 2006	December 31, 2005

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$11,955	$8,155
Future credit risk exposure	58,721	61,548

Total risk exposure	70,676	69,703
Less: collateral held against exposure	(3,699)	(1,850)

Net credit risk exposure	$66,977	$67,853

          Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

	June 30, 2006	December 31, 2005

	(in millions)
Interest rate:
Futures and forwards	$125,028	$106,826
Swaps	1,881,843	1,674,091
Options written	343,910	199,676
Options purchased	391,968	217,095

	2,742,749	2,197,688

Foreign exchange:
Swaps, futures and forwards	361,436	308,264
Options written	37,698	40,213
Options purchased	38,739	40,959
Spot	46,501	21,099

	484,374	410,535

Commodities, equities and precious metals:
Swaps, futures and forwards	51,838	48,702
Options written	14,910	14,378
Options purchased	17,797	16,127

	84,545	79,207

Credit derivatives	621,874	391,814

Total	$3,933,542	$3,079,244

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 60-62 of HUSI’s 2005 Form 10-K.

	Balance at June 30, 2006

	One Year or Less	Over One Through Five Years	Over Five Years	Total	Balance at December 31, 2005

	(in millions)

Standby letters of credit, net of participations (1)	$4,111	$2,461	$129	$6,701	$6,114
Commercial letters of credit	1,034	57	—	1,091	806
Loan sales with recourse (2)	—	1	8	9	9
Credit derivative contracts (3)	10,277	199,889	122,451	332,617	222,419
Commitments to extend credit:
Commercial	19,180	30,871	4,180	54,231	51,284
Consumer	8,698	—	—	8,698	8,305
Securities lending indemnifications	—	—	—	—	4,135

Total	$43,300	$233,279	$126,768	$403,347	$293,072

(1)	Includes $528 million and $523 million issued for the benefit of related parties at June 30, 2006 and December 31, 2005 respectively.

(2)	$8 million and $7 million is indemnified by third parties at June 30, 2006 and December 31, 2005 respectively.

(3)	Includes $60,267 million and $51,202 million issued for the benefit of related parties at June 30, 2006 and December 31, 2005 respectively.

Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $23 million and $19 million at June 30, 2006 and December 31, 2005 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $19 million and $20 million at June 30, 2006 and December 31, 2005 respectively.

Credit Derivatives

HUSI enters into credit derivative contracts primarily to satisfy the needs of its customers and, in certain cases, for its own benefit. Credit derivatives are arrangements that provide for one party (the “protection buyer”) to transfer the credit risk of a “reference asset” to another party (the “protection seller”). Under this arrangement the protection seller assumes the credit risk associated with the reference asset without directly purchasing it. The protection buyer agrees to pay a specified fee to the protection seller. In return, the protection seller agrees to pay the protection buyer an agreed upon amount if there is a default during the term of the contract.

In accordance with its policy, HUSI offsets most of the risk it assumes in selling credit protection through a credit derivative contract with another counterparty. Credit derivatives are recorded at fair value. The commitment amount included in the table is the maximum amount that HUSI could be required to pay, without consideration of the approximately equal amount receivable from third parties and any associated collateral.

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

Securitizations and Secured Financings

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, without recourse, which included securitized private label credit card receivables, and retained interest assets related to these securitizations. These credit card securitization transactions were structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, (SFAS 140).

In a securitization, a designated pool of receivables is removed from the balance sheet and transferred to an unaffiliated revolving trust. This unaffiliated revolving trust is a qualifying special purpose entity (QSPE) as defined by SFAS 140 and, therefore, is not consolidated. The QSPE funds its receivable purchase through the issuance of securities to investors, entitling them to receive specified cash flows during the life of the securities. The securities are collateralized by the underlying receivables transferred to the QSPE. These revolving securitization trusts require replenishments of receivables to support previously issued securities. HUSI will continue to sell receivables to securitization trusts until their revolving periods end, the last of which is expected in 2007. Balance requirements of HUSI’s securitized trusts continue to decrease as they near the end of their revolving periods.

Under IFRS, HUSI’s securitizations are treated as secured financings. In order to align its accounting treatment with that of HSBC, all of HUSI’s collateralized funding transactions have been structured as secured financings since the third quarter of 2004. In a secured financing, a designated pool of receivables are conveyed to a wholly owned limited purpose subsidiary, which in turn transfers receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. There have been no new secured financing transactions in the first six months of 2006.

HUSI’s securitized receivables and secured financings are summarized in the following table.

	June 30, 2006	December 31, 2005

	(in millions)
Securitized private label credit card receivables at period end	$738	$1,343

Secured financings included in long-term debt:
Balance at period end	$988	$1,500

Private label credit card receivables collaterizing secured financings at period end	$1,972	$2,221

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first six months of 2006, there have been no significant changes in policies or approach for managing various types of risk.

Regulatory Capital

          Basel Capital Standards (Basel II)

The status of HNAH’s and HUSI’s preparations relative to Basel II as of December 31, 2005 was summarized on pages 10 and 64 of HUSI’s 2005 Form 10-K. In its 2005 Form 10-K, HUSI reported that it must have in place, by January 1, 2008, a Basel II framework meeting the requirements of HSBC’s principal regulator, the Financial Services Authority in the United Kingdom. However, U.S. requirements for HUSI and other U.S. mandatory banks have continued to evolve in 2006. A Notice of Proposed Rulemaking by U.S. regulators is expected to be published in the second half of 2006, and is expected to be finalized in early 2007. Implementation by U.S. mandatory banks will be expected within 3 years. The different implementation time tables, as well as possible differences in requirements of regulators in the U.S. and the U.K., may affect the cost and difficulty of implementing Basel II.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 67-68 of HUSI’s 2005 Form 10-K. There have been no changes in HUSI’s approach toward liquidity risk management during 2006.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. Standard and Poor’s upgraded credit ratings for HUSI and HBUS in June 2006. At June 30, 2006, HUSI and HBUS maintained the following debt and preferred stock ratings.

At June 30, 2006	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA
Preferred stock	A2	A	AA-

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

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

In May 2006, HUSI issued 14,950,000 depositary shares, each representing one-fortieth of a share of 6.50% Non-Cumulative Preferred Stock, Series H. Total proceeds of this issuance, net of transaction fees, were approximately $365 million.

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 69-71 of HUSI’s 2005 Form 10-K. During the first six months of 2006, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at June 30, 2006.

June 30, 2006	Values

(in millions)
Institutional PVBP movement limit	$7.5
PVBP position at period end	2.1

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. The following table reflects the economic value of equity position at June 30, 2006.

June 30, 2006	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on July 1, 2006):
Change resulting from a gradual 200 basis point increase in interest rates		(7)
Change resulting from a gradual 200 basis point decrease in interest rates		2

The projected decrease in value for a 200 basis point increase in rates is primarily related to the anticipated slowing of prepayments for the held mortgage and mortgage backed securities portfolios in this higher rate environment. This assumes that no management actions are taken to manage exposures to the changing interest rate environment.

          Dynamic Simulation Modeling

Various modeling techniques are utilized to monitor a number of interest rate scenarios for their impact on net interest income. These techniques include both rate shock scenarios which assume immediate market rate movements by as much as 200 basis points, as well as scenarios in which rates rise or fall by as much as 200 basis points over a twelve month period. The following table reflects the impact on net interest income of the scenarios utilized by these modeling techniques.

	June 30, 2006 Values

	Amount	%

	($ in millions)

Projected change in net interest income (reflects projected rate movements on July 1, 2006):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(186)	(6)
Change resulting from a gradual 200 basis point decrease in the yield curve	234	7
Change resulting from a gradual 100 basis point increase in the yield curve	(92)
Change resulting from a gradual 100 basis point decrease in the yield curve	125

Other significant scenarios monitored (reflects projected rate movements on July 1, 2006):
Change resulting from an immediate 100 basis point increase in the yield curve	(149)
Change resulting from an immediate 100 basis point decrease in the yield curve	152
Change resulting from an immediate 200 basis point increase in the yield curve	(304)
Change resulting from an immediate 200 basis point decrease in the yield curve	348
Change resulting from an immediate 100 basis point increase in short-term rates	(252)

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of June 30, 2006, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $704 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $162 million to a net loss of $866 million with the following results on the tangible capital ratios.

June 30, 2006	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.78%	4.73%
Tangible common equity to risk weighted assets	6.73	6.65

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

          Trading Activities - Treasury

          Value at Risk (VAR)

VAR analysis is used to measure market risk and to calculate capital required to cover potential losses due to movements in market rates. VAR calculations are performed for all material trading and non-trading portfolios. VAR estimates the potential losses that could occur on risk positions as a result of movements in market rates and prices over a specified time horizon and to a given level of confidence. HUSI calculates VAR daily for a one-day holding period to a 99% confidence level. At a 99% confidence level for a two-year observation period, HUSI is setting as its limit the fifth worst loss performance in the last 500 business days.

The VAR methodology used by HUSI is based on historical simulation. The historical simulation model derives plausible future scenarios from historical market rate data, taking account of inter-relationships between different markets and rates. Potential movements in market prices are calculated with reference to market data from the last two years. The model incorporates the impact of option features in the underlying exposures.

For reporting purposes, in the second quarter of 2006, HUSI changed the assumed holding period from a ten-day period to a one-day period as this reflects the way HUSI manages its risk positions. Comparative VAR amounts have been restated to reflect this change.

Although a valuable guide to risk, VAR should always be viewed in the context of its limitations. For example,

•	the use of historical data as a proxy for estimating future events may not encompass all potential events, particularly those which are extreme in nature;

•

the use of a one-day holding period assumes that all positions can be liquidated or hedged in one day. This may not fully reflect the market risk arising at times of severe liquidity shortages, when a one-day holding period may be insufficient to liquidate or hedge all positions fully;

•	the use of a 99% confidence level, by definition, does not take into account losses that might occur beyond this level of confidence; and

•	VAR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intra-day exposures.

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a one-day “holding period”.

		Six months ended June 30, 2006			December 31, 2005
	June 30, 2006
		Minimum	Maximum	Average

	(in millions)
Total trading	$16	$11	$46	$24	$17
Commodities	1	—	3	1	2
Credit derivatives	8	4	11	7	6
Equities	—	—	1	—	—
Foreign exchange	1	1	3	2	1
Interest rate	18	15	56	30	22

          Trading Volatility

The following tables summarize the frequency distribution of daily market risk-related revenues for Treasury trading activities. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the second quarter of 2006 shows that the largest daily gain was $28 million and the largest daily loss was $13 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $ (10)	$ (10) to $0	$0 to $10	$10 to $20	Over $20

Three months ended June 30, 2006:
Number of trading days market risk-related revenue was within the stated range	1	10	36	14	2

Six months ended June 30, 2006:
Number of trading days market risk-related revenue was within the stated range	3	29	60	26	7

          Trading Activities – HSBC Mortgage Corporation (USA)

HSBC Mortgage Corporation (USA) is HUSI’s mortgage banking subsidiary. Trading occurs in mortgage banking operations as a result of an economic hedging program intended to offset changes in value of mortgage servicing rights and the salable loan pipeline. Economic hedging may include, for example, forward contracts to sell residential mortgages and derivative contracts used to protect the value of MSRs.

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

June 30, 2006	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on July 1, 2006):
Value of hedged MSRs portfolio	$499
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(5)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	7
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	17

          Economic Value of MSRs

The economic value of the net, hedged MSRs portfolio is monitored on a daily basis for interest rate sensitivity. If the economic value declines by more than established limits for one day or one month, various levels of management review, intervention and/or corrective actions are required.

          Hedge Volatility

The following table summarizes the frequency distribution of the weekly economic value of the MSR asset. This includes the change in the market value of the MSR asset net of changes in the market value of the underlying hedging positions used to hedge the asset. The changes in economic value are adjusted for changes in MSR valuation assumptions that were made during the course of the quarter, if applicable.

Ranges of mortgage economic value from market risk-related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended June 30, 2006:
Number of trading weeks market risk-related revenue was within the stated range	—	4	6	3	—

Six months ended June 30, 2006:
Number of trading weeks market risk-related revenue was within the stated range	3	8	10	4	1

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarterly average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended June 30,

	2006			2005

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$5,490	$74	5.42%	$3,913	$29	2.95%
Federal funds sold and securities purchased under resale agreements	9,721	119	4.88	5,285	41	3.14
Trading assets	10,982	102	3.74	6,609	60	3.66
Securities	21,925	281	5.13	19,158	218	4.58
Loans:
Commercial	27,932	431	6.20	23,049	289	5.02
Consumer:
Residential mortgages	42,461	560	5.27	47,542	581	4.89
Credit cards	15,215	324	8.55	12,688	200	6.32
Other consumer	3,092	67	8.68	3,717	66	7.10

Total consumer	60,768	951	6.28	63,947	847	5.31

Total loans	88,700	1,382	6.25	86,996	1,136	5.24

Other	1,829	24	5.21	638	9	5.12

Total earning assets	138,647	$1,982	5.73%	122,599	$1,493	4.89%

Allowance for credit losses	(921)			(885)
Cash and due from banks	3,808			3,447
Other assets	27,223			20,134

Total assets	$168,757			$145,295

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$38,134	$239	2.51%	$27,792	$69	1.00%
Other time deposits	26,574	281	4.25	24,173	177	2.94
Deposits in foreign offices:
Foreign banks deposits	7,385	95	5.17	8,297	74	3.58
Other time and savings	15,244	154	4.04	14,381	76	2.12

Total interest bearing deposits	87,337	769	3.53	74,643	396	2.13

Short-term borrowings	11,634	75	2.60	13,176	67	2.01
Long-term debt	28,113	356	5.07	23,889	242	4.07

Total interest bearing liabilities	127,084	1,200	3.79	111,708	705	2.53

Net interest income / Interest rate spread		$782	1.94%		$788	2.36%

Noninterest bearing deposits	8,784			8,643
Other liabilities	20,858			13,463
Total shareholders’ equity	12,031			11,481

Total liabilities and shareholders’ equity	$168,757			$145,295

Net interest margin on average earning assets			2.26%			2.58%

Net interest margin on average total assets			1.86%			2.18%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended June 30, 2006 and 2005 included fees of $16 million and $11 million respectively.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Six Months Ended June 30,

	2006			2005

	Balance	Interest	Rate*	Balance	Interest	Rate*

	(in millions)
Assets
Interest bearing deposits with banks	$5,102	$127	5.00%	$3,882	$54	2.78%
Federal funds sold and securities purchased under resale agreements	8,210	192	4.72	4,467	65	2.94
Trading assets	10,542	210	4.02	6,616	119	3.64
Securities	21,621	550	5.13	18,741	432	4.65
Loans:
Commercial	27,146	816	6.07	22,777	539	4.77
Consumer:
Residential mortgages	43,161	1,129	5.23	47,503	1,160	4.88
Credit cards	15,188	592	7.86	12,430	358	5.81
Other consumer	3,166	132	8.42	3,681	128	7.02

Total consumer	61,515	1,853	6.07	63,614	1,646	5.22

Total loans	88,661	2,669	6.07	86,391	2,185	5.10

Other	1,256	37	5.98	626	15	4.66

Total earning assets	135,392	$3,785	5.64%	120,723	$2,870	4.79%

Allowance for credit losses	(928)			(890)
Cash and due from banks	3,977			3,729
Other assets	25,205			20,137

Total assets	$163,646			$143,699

Liabilities and Shareholders’ Equity
Deposits in domestic offices:
Savings deposits	$35,076	$392	2.25%	$27,283	$120	0.89%
Other time deposits	27,576	563	4.11	23,987	325	2.73
Deposits in foreign offices:
Foreign banks deposits	7,303	172	4.75	9,273	118	2.58
Other time and savings	15,013	292	3.92	13,787	160	2.33

Total interest bearing deposits	84,968	1,419	3.37	74,330	723	1.96

Short-term borrowings	11,198	149	2.68	11,048	119	2.17
Long-term debt	28,154	694	4.97	23,880	461	3.90

Total interest bearing liabilities	124,320	2,262	3.67	109,258	1,303	2.41

Net interest income / Interest rate spread		$1,523	1.97%		$1,567	2.38%

Noninterest bearing deposits	9,470			9,201
Other liabilities	17,983			14,027
Total shareholders’ equity	11,873			11,213

Total liabilities and shareholders’ equity	$163,646			$143,699

Net interest margin on average earning assets			2.27%			2.62%

Net interest margin on average total assets			1.88%			2.20%

*	Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the six months ended June 30, 2006 and 2005 included fees of $28 million and $19 million respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 67 of this Form 10-Q.

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

There were no changes in HUSI’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, HUSI’s internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1A. Risk Factors

Risk factors were set forth in HUSI’s Form 10-Q for the period ended March 31, 2006. There have been no material changes from the risk factors disclosed in that Form 10-Q.

Item 6. Exhibits

3(i)

Articles of Incorporation and amendments and supplements thereto (incorporated by reference to Exhibit 3(a) to HSBC USA Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000, Exhibit 3 to HSBC USA Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 9, 2000, Exhibits 3.2 and 3.3 to HSBC USA Inc.’s Current Report on Form 8-K dated March 30, 2005 and filed with the Securities and Exchange Commission on April 4, 2005, Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated October 11, 2005 and filed with the Securities and Exchange Commission on October 14, 2005, and Exhibit 3.2 to HSBC USA Inc.’s Current Report on Form 8-K dated May 18, 2006 and filed with the Securities and Exchange Commission on May 22, 2006).

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.

(Registrant)

Date: July 31, 2006	/s/ Clive R. Bucknall

Clive R. Bucknall
Chief Accounting Officer
(On behalf of Registrant)