Form 10-Q
period 2006-09-30
HSBC USA INC /MD/
filed 2006-11-13
CIK 83246

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-7436

HSBC USA Inc.
(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	13-2764867 (I.R.S. Employer Identification No.)

452 Fifth Avenue, New York, New York (Address of principal executive offices)	10018 (Zip Code)

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

Yes ☐ No ☒

At October 31, 2006, there were 706 shares of the registrant’s Common Stock outstanding, all of which are owned by HSBC North America Inc.

DOCUMENTS INCORPORATED BY REFERENCE

None

HSBC USA Inc.
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

HSBC USA Inc.

CONSOLIDATED STATEMENT OF INCOME

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

	(in millions)
Interest income:
Loans	$1,444	$1,192	$4,112	$3,377
Securities	289	225	826	650
Trading assets	107	73	317	193
Short-term investments	209	83	528	202
Other	27	9	64	23

Total interest income	2,076	1,582	5,847	4,445

Interest expense:
Deposits	828	476	2,246	1,199
Short-term borrowings	93	87	241	205
Long-term debt	378	258	1,073	720

Total interest expense	1,299	821	3,560	2,124

Net interest income	777	761	2,287	2,321
Provision for credit losses	207	199	586	476

Net interest income after provision for credit losses	570	562	1,701	1,845

Other revenues:
Trust income	22	21	66	65
Service charges	56	52	160	158
Credit card fees	148	93	409	211
Other fees and commissions	122	99	338	270
Securitization revenue	—	30	19	99
Other income	202	25	281	180
Residential mortgage banking revenue	6	31	57	41
Trading revenues	52	137	600	268
Securities gains, net	6	17	16	105

Total other revenues	614	505	1,946	1,397

Operating expenses:
Salaries and employee benefits	317	257	953	778
Occupancy expense, net	54	49	163	134
Support services from HSBC affiliates	273	213	785	649
Other expenses	175	154	479	451

Total operating expenses	819	673	2,380	2,012

Income before income tax expense	365	394	1,267	1,230
Income tax expense	121	142	429	450

Net income	$244	$252	$838	$780

The accompanying notes are an integral part of the consolidated financial statements.

HSBC USA Inc.

CONSOLIDATED BALANCE SHEET

	September 30, 2006		December 31, 2005

	(in millions)
Assets
Cash and due from banks	$3,698		$4,441
Interest bearing deposits with banks	2,683		3,001
Federal funds sold and securities purchased under resale agreements	14,694		4,568
Trading assets	27,059		21,220
Securities available for sale	19,909		17,764
Securities held to maturity (fair value $3,055 and $3,262)	2,991		3,171
Loans	90,020		90,342
Less - allowance for credit losses	886		846

Loans, net	89,134		89,496

Properties and equipment, net	528		538
Intangible assets	508		463
Goodwill	2,694		2,694
Other assets	6,669		6,503

Total assets	$170,567		$153,859

Liabilities
Deposits in domestic offices:
Noninterest bearing	$12,591		$12,040
Interest bearing	61,752		55,566
Deposits in foreign offices:
Noninterest bearing	841		320
Interest bearing	23,464		23,889

Total deposits	98,648		91,815

Trading liabilities	15,153		10,710
Short-term borrowings	7,726		7,049
Interest, taxes and other liabilities	7,311		4,732
Long-term debt	29,628		27,959

Total liabilities	158,466		142,265

Shareholders’ equity
Preferred stock	1,690		1,316
Common shareholder’s equity:
Common stock ($5 par; 150,000,000 shares authorized; 706 shares issued)	—	(1)	—	(1)
Capital surplus	8,128		8,118
Retained earnings	2,489		2,172
Accumulated other comprehensive loss	(206)		(12)

Total common shareholder’s equity	10,411		10,278

Total shareholders’ equity	12,101		11,594

Total liabilities and shareholders’ equity	$170,567		$153,859

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Nine months ended September 30,
	2006	2005

	(in millions)
Preferred stock
Balance, January 1,	$1,316	$500
Preferred stock issuance (see Note 14)	374	517

Balance, September 30,	1,690	1,017

Common stock
Balance, January 1 and September 30,	— (1)	— (1)

Capital surplus
Balance, January 1,	8,118	8,418
Capital contribution from parent	15	10
Preferred stock issuance costs (see Note 14)	(9)	(13)
Employee benefit plans and other	4	(279)

Balance, September 30,	8,128	8,136

Retained earnings
Balance, January 1,	2,172	1,917
Net income	838	780
Cash dividends declared on preferred stock	(62)	(29)
Cash dividends declared on common stock	(455)	—
Cumulative adjustment from adoption of new accounting pronouncement (see Notes 3 and 6)	(4)	—

Balance, September 30,	2,489	2,668

Accumulated other comprehensive income
Balance, January 1,	(12)	31

Increase in net unrealized losses on securities, net of tax	(113)	(110)
(Decrease) increase in net unrealized gains on derivatives classified as cash flow hedges, net of tax	(73)	93
(Decrease) increase in net unrealized gains on interest only strip receivables, net of tax	(6)	5
Foreign currency translation adjustments, net of tax	(2)	(4)

Other comprehensive loss, net of tax	(194)	(16)

Balance, September 30,	(206)	15

Total shareholders’ equity, September 30,	$12,101	$11,836

Comprehensive income
Net income	$838	$780
Other comprehensive loss	(194)	(16)

Comprehensive income	$644	$764

The accompanying notes are an integral part of the consolidated financial statements.

(1) Less than $500 thousand

HSBC USA Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
	2006	2005

	(in millions)
Cash flows from operating activities
Net income	$838	$780
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and deferred taxes	297	242
Provision for credit losses	586	476
Net change in other assets and liabilities	2,223	1,272
Net change in loans held for sale to HSBC Markets (USA) Inc. (HMUS):
Loans acquired from third parties	(13,024)	(2,108)
Sales of loans to HMUS	12,657	647
Net change in other loans held for sale	132	(323)
Net change in loans attributable to tax refund anticipation loans program:
Originations of loans	(16,100)	(15,100)
Sales of loans to HSBC Finance Corporation	16,100	15,100
Net change in trading assets and liabilities	(1,603)	(1,715)
Net change in fair value of derivatives and hedged items	1,638	(245)

Net cash provided by (used in) operating activities	3,744	(974)

Cash flows from investing activities
Net change in interest bearing deposits with banks	318	644
Net change in short-term investments	(10,126)	(1,185)
Net change in securities available for sale:
Purchases of securities available for sale	(5,982)	(7,811)
Proceeds from sales of securities available for sale	2,366	3,143
Proceeds from maturities of securities available for sale	1,799	3,074
Net change in securities held to maturity:
Purchases of securities held to maturity	(761)	(533)
Proceeds from maturities of securities held to maturity	941	1,152
Net change in loans:
Originations, net of collections	16,615	12,841
Loans purchased from HSBC Finance Corporation	(16,849)	(16,286)
Net cash used for acquisitions of properties and equipment	(50)	(2)
Other, net	(213)	(204)

Net cash used in investing activities	(11,942)	(5,167)

Cash flows from financing activities
Net change in deposits	6,833	7,136
Net change in short-term borrowings	677	(550)
Net change in long-term debt:
Issuance of long-term debt	3,914	1,696
Repayment of long-term debt	(3,836)	(505)
Preferred stock issuance, net of issuance costs	365	504
Other net change in capital surplus	19	(269)
Dividends paid	(517)	(29)

Net cash provided by financing activities	7,455	7,983

Net change in cash and due from banks	(743)	1,842
Cash and due from banks at beginning of period	4,441	2,682

Cash and due from banks at end of period	$3,698	$4,524

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

HSBC USA Inc. is an indirect wholly owned subsidiary of HSBC North America Holdings Inc. (HNAH), which is an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). The accompanying unaudited interim consolidated financial statements of HSBC USA Inc. and its subsidiaries (collectively, HUSI), including its principal subsidiary, HSBC Bank USA, National Association (HBUS), have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. These unaudited interim financial statements should be read in conjunction with HUSI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 Form 10-K). Certain reclassifications have been made to prior period amounts to conform to the current period presentations. The accounting and reporting policies of HUSI are consistent, in all material respects, with those used to prepare the 2005 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 17 of these unaudited interim consolidated financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Interim results should not be considered indicative of results in future periods.

Note 2. Trading Assets and Liabilities

Trading assets and liabilities are summarized in the following table.

	September 30, 2006	December 31, 2005

	(in millions)
Trading assets:
U.S. Treasury	$1,005	$148
U.S. Government agency	3,117	1,238
Asset backed securities	3,002	1,981
Corporate bonds	1,480	2,786
Other securities	5,090	4,626
Precious metals	3,475	2,286
Fair value of derivatives	9,890	8,155

	$27,059	$21,220

Trading liabilities:
Securities sold, not yet purchased	$3,499	$1,808
Payables for precious metals	1,683	1,161
Fair value of derivatives	9,971	7,741

	$15,153	$10,710

Note 3. Securities

At September 30, 2006 and December 31, 2005, HUSI held no securities of any single issuer (excluding the U.S. Treasury, U.S. Government agencies and U.S. Government sponsored enterprises) with a book value that exceeded 10% of shareholders’ equity. The following tables provide a summary of the amortized cost and fair value of the securities available for sale and securities held to maturity portfolios.

September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$1,499	$6	$(6)	$1,499
U.S. Government sponsored enterprises (1)	11,097	36	(278)	10,855
U.S. Government agency issued or guaranteed	3,893	7	(87)	3,813
Obligations of U.S. states and political subdivisions	327	3	—	330
Asset backed securities	639	1	(4)	636
Other domestic debt securities	1,442	3	(18)	1,427
Foreign debt securities	807	4	(5)	806
Equity securities	529	14	—	543

Securities available for sale	$20,233	$74	$(398)	$19,909

Securities held to maturity:
U.S. Treasury	$—	$—	$—	$—
U.S. Government sponsored enterprises (1)	1,843	37	(19)	1,861
U.S. Government agency issued or guaranteed	597	26	(1)	622
Obligations of U.S. states and political subdivisions	330	22	—	352
Other domestic debt securities	167	1	(2)	166
Foreign debt securities	54	—	—	54

Securities held to maturity	$2,991	$86	$(22)	$3,055

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Securities available for sale:
U.S. Treasury	$711	$—	$(4)	$707
U.S. Government sponsored enterprises (1)	10,850	25	(251)	10,624
U.S. Government agency issued or guaranteed	2,466	10	(48)	2,428
Obligations of U.S. states and political subdivisions	487	—	(5)	482
Asset backed securities	1,165	2	(4)	1,163
Other domestic debt securities	1,700	6	(15)	1,691
Foreign debt securities	611	8	(5)	614
Equity securities	49	6	—	55

Securities available for sale	$18,039	$57	$(332)	$17,764

Securities held to maturity:
U.S. Treasury	$83	$—	$—	$83
U.S. Government sponsored enterprises (1)	1,860	57	(21)	1,896
U.S. Government agency issued or guaranteed	644	31	(1)	674
Obligations of U.S. states and political subdivisions	369	25	—	394
Other domestic debt securities	164	1	(1)	164
Foreign debt securities	51	—	—	51

Securities held to maturity	$3,171	$114	$(23)	$3,262

(1)	Includes primarily mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

HUSI adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) effective January 1, 2006 (refer to Note 17 beginning on page 24 of this Form 10-Q). In accordance with this new standard, HUSI elected to reclassify securities used to offset changes in economic value of mortgage servicing rights from the available for sale portfolio to trading assets at that date. At December 31, 2005, these securities had an amortized cost of $115 million and a fair value of $111 million (refer to Note 6 on page 13 of this Form 10-Q).

The following tables provide a summary of gross unrealized losses and related fair values, classified as to the length of time the losses have existed.

	One Year or Less			Greater Than One Year

September 30, 2006	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	7	$(4)	$428	2	$(2)	$243
U.S. Government sponsored enterprises (1)	463	(153)	4,573	229	(125)	3,650
U.S. Government agency issued or guaranteed	592	(39)	2,162	263	(48)	954
Obligations of U.S. states and political subdivisions	1	— *	2	7	— *	59
Asset backed securities	6	(1)	141	19	(3)	257
Other domestic debt securities	18	(3)	385	45	(15)	721
Foreign debt securities	8	(3)	219	9	(2)	174

Securities available for sale	1,095	$(203)	$7,910	574	$(195)	$6,058

Securities held to maturity:
U.S. Treasury	—	$—	$—	—	$—	$—
U.S. Government sponsored enterprises (1)	25	(3)	204	15	(16)	291
U.S. Government agency issued or guaranteed	108	— *	21	115	(1)	35
Obligations of U.S. states and political subdivisions	3	— *	2	9	— *	4
Other domestic debt securities	2	— *	24	4	(2)	33
Foreign debt securities	1	— *	9	—	—	—

Securities held to maturity	139	$(3)	$260	143	$(19)	$363

	One Year or Less			Greater Than One Year

December 31, 2005	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment	Number of Securities	Gross Unrealized Losses	Aggregate Fair Value of Investment

	($ in millions)
Securities available for sale:
U.S. Treasury	7	$(4)	$619	—	$—	$—
U.S. Government sponsored enterprises (1)	560	(176)	7,313	46	(75)	1,434
U.S. Government agency issued or guaranteed	288	(22)	1,346	82	(26)	434
Obligations of U.S. states and political subdivisions	61	(5)	436	—	—	—
Asset backed securities	22	(4)	464	31	— *	23
Other domestic debt securities	6	(14)	1,089	7	(1)	34
Foreign debt securities	17	(5)	336	1	— *	25

Securities available for sale	961	$(230)	$11,603	167	$(102)	$1,950

Securities held to maturity:
U.S. Treasury	3	$— *	$83	—	$—	$—
U.S. Government sponsored enterprises (1)	28	(14)	397	3	(7)	41
U.S. Government agency issued or guaranteed	181	(1)	34	—	—	—
Obligations of U.S. states and political subdivisions	2	— *	—	10	— *	4
Other domestic debt securities	4	— *	33	2	(1)	5
Foreign debt securities	2	— *	51	—	—	—

Securities held to maturity	220	$(15)	$598	15	$(8)	$50

(1)	Includes primarily mortgage-backed securities issued by FNMA and FHLMC.

*	Less than $500 thousand

Gross unrealized losses within the available for sale securities portfolio increased during the nine months ended September 30, 2006 due to the impact of general increases in interest rates on HUSI’s portfolios, which are primarily fixed rate securities. Since substantially all of the securities in the preceding table are high credit grade (i.e., AAA or AA), and HUSI has the ability and intent to hold these securities until maturity or a market price recovery, they are not considered to be other than temporarily impaired.

Note 4. Loans

The composition of HUSI’s loan portfolio is summarized in the following tables.

September 30, 2006	Total Loans	Loans Held for Sale	Loans With High LTV Ratios	Interest-Only Loans

	(in millions)
Commercial:
Construction and other real estate	$8,928	$6	$—	$—
Other commercial	20,415	—	—	—

	29,343	6	—	—

Consumer:
Residential mortgage	40,976	4,415	2,931	7,772
Credit card receivables	16,787	—	—	—
Other consumer loans	2,914	461	—	—

	60,677	4,876	2,931	7,772

Total loans	$90,020	$4,882	$2,931	$7,772

December 31, 2005	Total Loans	Loans Held for Sale	Loans With High LTV Ratios	Interest-Only Loans

	(in millions)
Commercial:
Construction and other real estate	$9,123	$68	$—	$—
Other commercial	18,598	—	—	—

	27,721	68	—	—

Consumer:
Residential mortgage	43,970	4,107	3,510	8,713
Credit card receivables	15,514	—	—	—
Other consumer loans	3,137	390	—	—

	62,621	4,497	3,510	8,713

Total loans	$90,342	$4,565	$3,510	$8,713

Loans pledged as collateral are summarized in Note 11 on page 18 of this Form 10-Q.

          Loans Held for Sale

Beginning in June 2005, loans held for sale include residential mortgage loans acquired from unaffiliated third parties, with the intent of selling the loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). Loans held for sale to HMUS increased $343 million in the first nine months of 2006 to $3,225 million at September 30, 2006. Further information regarding loans held for sale to HMUS is provided on page 28 of this Form 10-Q.

Loans held for sale are recorded at the lower of aggregate cost or market value. Aggregate cost exceeded market value at September 30, 2006, December 31, 2005 and September 30, 2005. Changes in the valuation allowance utilized to adjust loans held for sale to market value are recorded in other income on the consolidated income statement. Changes in the valuation allowance are summarized in the following table.

	2006			2005

	Valuation Allowance Related to			Valuation Allowance Related to

	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total	Loans Held for Sale to HMUS	Other Loans Held for Sale	Total

	(in millions)
Three months ended September 30
Balance at beginning of period	$(83)	$(20)	$(103)	$—	$(5)	$(5)
Decreased (increased) allowance for net reductions in market value	29	—	29	(24)	(23)	(47)
Release of valuation allowance for loans sold	53	14	67	2	1	3

Balance at end of period	$(1)	$(6)	$(7)	$(22)	$(27)	$(49)

Nine months ended September 30
Balance at beginning of period	$(11)	$(15)	$(26)	$—	$(4)	$(4)
Increased allowance for net reductions in market value	(123)	—	(123)	(24)	(23)	(47)
Release of valuation allowance for loans sold	133	9	142	2	—	2

Balance at end of period	$(1)	$(6)	$(7)	$(22)	$(27)	$(49)

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

          Credit Quality Statistics

An analysis of credit quality is provided beginning on page 55 of this Form 10-Q.

The following table provides a summary of credit quality statistics.

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

	($ in millions)
Nonaccruing loans:
Balance at end of period:
Commercial:
Construction and other real estate	$32	$34	$21	$15	$32
Other commercial	76	73	64	70	76

Total commercial	108	107	85	85	108

Consumer:
Residential mortgages	159	138	143	138	113

Total consumer loans	159	138	143	138	113

Total nonaccruing loans	$267	$245	$228	$223	$221

As a percent of loans:
Commercial:
Construction and other real estate	.36%	.37%	.23%	.16%	.36%
Other commercial	.37	.36	.36	.38	.47

Total commercial	.37	.36	.32	.31	.43

Consumer:
Residential mortgages	.39	.32	.32	.31	.24

Total consumer loans	.26	.22	.23	.22	.18

Total	.30%	.27%	.26%	.25%	.25%

Interest income on nonaccruing loans (quarterly total):
Amount which would have been recorded had the associated loans been current in accordance with their original terms	$5	$6	$5	$8	$5
Amount actually recorded	3	3	1	5	3

Accruing loans contractually past due 90 days or more as to principal or interest (balance at end of period):
Total commercial	$31	$9	$6	$19	$4

Consumer:
Residential mortgages	3	2	—	27	1
Credit card receivables	314	283	244	248	237
Other consumer loans	20	16	17	17	15

Total consumer loans	337	301	261	292	253

Total accruing loans contractually past due 90 days or more	$368	$310	$267	$311	$257

Criticized assets (balance at end of period):
Special mention	$895	$809	$648	$706	$735
Substandard	1,316	884	858	721	736
Doubtful	49	40	20	25	29

Total	$2,260	$1,733	$1,526	$1,452	$1,500

Impaired loans:
Balance at end of period	$111	$106	$85	$90	$115
Amount with impairment reserve	50	45	21	27	51
Impairment reserve	17	16	7	10	8

Other real estate and owned assets:
Balance at end of period	$48	$45	$40	$35	$31
Ratio of total nonaccruing loans, other real estate and owned assets to total assets	.18%	.17%	.17%	.17%	.17%

Note 5. Allowance for Credit Losses

Changes in the allowance for credit losses are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2006	2005	2006	2005

	(in millions)
Beginning balance	$869	$790	$846	$788
Allowance related to disposition of certain private label credit card relationships	—	—	(6)	—
Charge offs	253	202	722	607
Recoveries	63	65	182	195

Net charge offs	190	137	540	412

Provision charged to income	207	199	586	476

Ending balance	$886	$852	$886	$852

Further analysis of credit quality and the allowance for credit losses is presented on pages 55-59 of this Form 10-Q. Credit quality statistics are provided in Note 4 of these consolidated financial statements, beginning on page 10 of this Form 10-Q.

Note 6. Intangible Assets

The composition of intangible assets is summarized in the following table.

	September 30, 2006	December 31, 2005

	(in millions)
Mortgage servicing rights	$459	$418
Other	49	45

Total intangible assets	$508	$463

          Mortgage Servicing Rights (MSRs)

HUSI has one class of MSRs arising from sales of residential mortgage loans. HUSI recognizes the right to service mortgage loans as a separate and distinct asset at the time the loans are sold. HUSI receives a fee for servicing the related residential mortgage loans. Servicing fee income of $25 million and $19 million for the third quarter of 2006 and 2005 respectively, and $74 million and $56 million for the first nine months of 2006 and 2005 respectively, are recorded in residential mortgage banking revenue in the consolidated income statement.

Effective January 1, 2006, HUSI adopted SFAS 156 (refer to Note 17 of these consolidated financial statements, beginning on page 24 of this Form 10-Q), electing to measure its one class of MSRs at fair value. Upon adoption, HUSI recorded a cumulative effect adjustment to beginning retained earnings of less than $1 million, representing the difference between the fair value and the carrying amount of MSRs as of the date of adoption.

MSRs are subject to interest rate risk, in that their value will fluctuate as a result of changes in the interest rate environment. Interest rate risk is mitigated through an active economic hedging program that uses securities and derivatives to offset changes in the fair value of MSRs. Since the economic hedging program involves trading activity, risk is quantified and managed using a number of risk assessment techniques, which are addressed in more detail beginning on page 63 of this Form 10-Q.

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

MSRs are initially measured at fair value at the time that the related loans are sold, and periodically remeasured using the fair value measurement method. This method requires that MSRs be measured at fair value at each reporting date with changes in fair value of the asset reflected in residential mortgage banking revenue in the period that the changes occur. Fair value is determined based upon the application of valuation models and other inputs. The valuation models incorporate assumptions market participants would use in estimating future cash flows. These assumptions include expected prepayments, default rates and market-based option adjusted spreads. The reasonableness of these pricing models is periodically validated by reference to external independent broker valuations and industry surveys.

Fair value of MSRs is calculated using the following critical assumptions.

	September 30, 2006	December 31, 2005

Annualized constant prepayment rate (CPR)	18.90%	16.30%
Constant discount rate	11.86%	12.07%
Weighted average life	5.2 years	5.5 years

The following table summarizes MSRs activity for the three months and the nine months ended September 30, 2006, the reporting periods since adoption of SFAS 156.

	Three months ended September 30, 2006	Nine months ended September 30, 2006

	(in millions)
Fair value of MSRs:
Beginning balance	$499	$418
Additions related to loan sales	24	69
Changes in fair value due to:
Change in valuation inputs or assumptions used in the valuation models	(43)	32
Realization of cash flows	(21)	(60)

Ending balance	$459	$459

The following table summarizes activity for MSRs and the related valuation allowance for the three months and the nine months ended September 30, 2005, which was prior to adoption of SFAS 156.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

	(in millions)
MSRs, net of accumulated amortization:
Beginning balance	$394	$416
Additions related to loan sales	30	62
Permanent impairment charges	(4)	(21)
Amortization	(18)	(55)

Ending balance	402	402

Valuation allowance for MSRs:
Beginning balance	(109)	(107)
Temporary impairment provision	49	30
Permanent impairment charges	4	21

Ending balance	(56)	(56)

MSRs, net of accumulated amortization and valuation allowance	$346	$346

Note 7. Goodwill

During the second quarter of 2006, HUSI completed its annual impairment test of goodwill. In order to conform its testing date with that of HSBC and other HSBC affiliates, HUSI changed its accounting policy for the annual impairment testing date and completed an additional impairment test of goodwill in the third quarter (refer to Exhibit 18 on page 74 of this Form 10-Q). At both testing dates, HUSI determined that the fair value of each of the reporting units exceeded its carrying value. As a result, no impairment loss was required to be recognized. In subsequent years, the annual impairment test of goodwill will continue to be completed in the third quarter. During the nine months ended September 30, 2006, there were no material events or transactions which warranted consideration for their impact on recorded book values assigned to goodwill.

Note 8. Income Taxes

The following table presents HUSI’s effective tax rates.

	Three months ended September 30		Nine months ended September 30

	2006	2005	2006	2005

Effective tax rate	33.2%	36.0%	33.9%	36.6%

In the first quarter of 2006, approximately $17 million of income tax liability, related mainly to the completion of ongoing tax audits, was released against tax expense, thereby reducing the effective tax rate by 1.3% for the first nine months of 2006. The effective tax rate for 2006 was further reduced due to higher revenues from operations in states with lower tax rates and an increase in available low income housing tax credits.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table.

	September 30, 2006	December 31, 2005

	(in millions)
Senior debt	$23,984	$22,218
Subordinated debt	5,627	5,722
All other	17	19

Total long-term debt	$29,628	$27,959

Information regarding the material components of long-term debt is provided in Note 14 of the consolidated financial statements of HUSI’s 2005 Form 10-K.

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

	September 30, 2006	December 31, 2005

	(in millions)
Assets:
Cash and due from banks	$191	$121
Interest bearing deposits with banks	134	67
Federal funds sold and securities purchased under resale agreements	220	111
Trading assets	5,990	5,386
Loans	991	1,901
Other	261	78

Total assets	$7,787	$7,664

Liabilities:
Deposits	$9,090	$10,131
Trading liabilities	5,287	4,545
Short-term borrowings	1,018	698
Other	185	106

Total liabilities	$15,580	$15,480

	Three months ended September 30		Nine months ended September 30

	2006	2005	2006	2005

	(in millions)
Interest income	$13	$9	$36	$29
Interest expense	102	73	299	207
Other revenues :
Gains on sales of loans to HMUS	40	2	105	2
Other HSBC affiliates income	21	20	77	86
Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation	111	102	336	307
Fees paid to HMUS	58	39	165	116
Fees paid to HSBC Technology & Services (USA) Inc. (HTSU) for technology services	64	48	170	148
Fees paid to other HSBC affiliates	40	24	114	78

Transactions Conducted with HSBC Finance Corporation

          Credit Card Receivables and Other Loan Transactions

•

In December 2004, HUSI acquired a private label receivable portfolio from HSBC Finance Corporation, which primarily included credit card receivables and retained interests associated with securitized credit card receivables. HSBC Finance Corporation retained and continues to service the customer relationships, for which they charged HUSI servicing fees of $292 million and $273 million for the nine months ended September 30, 2006 and 2005 respectively. In July 2004, HUSI sold certain MasterCard1/Visa[2] credit card relationships to HSBC Finance Corporation, but retained the receivable balances associated with these relationships. By agreement, HUSI is purchasing receivables generated by these private label and MasterCard/Visa customer relationships at fair value on a daily basis. Premiums paid are being amortized to interest income over the estimated life of the receivables purchased. Since the original private label receivables acquisition and MasterCard/Visa relationship sale, the underlying customer balances included within these portfolios have revolved, and new private label relationships have been added. Activity related to these portfolios is summarized in the following table.

	Private Label		MasterCard/Visa

Nine months ended September 30	2006	2005	2006	2005

	(in millions)
Receivables acquired from HSBC Finance Corporation:
Balance at beginning of period	$14,355	$10,936	$1,159	$1,142
Receivables acquired	15,168	14,825	1,681	1,461
Customer payments, net charge offs and other activity	(13,910)	(12,578)	(1,666)	(1,501)

Balance at end of period	$15,613	$13,183	$1,174	$1,102

Premiums paid to HSBC Finance Corporation:
Balance at beginning of period	$320	$624	$12	$11
Premiums paid	257	311	26	25
Amortization	(390)	(537)	(25)	(24)

Balance at end of period	$187	$398	$13	$12

[1] MasterCard is a registered trademark of MasterCard International, Incorporated.

[2] Visa is a registered trademark of Visa USA, Inc.

          Other Transactions with HSBC Finance Corporation

•

Support services from HSBC affiliates includes charges by HSBC Finance Corporation under various service level agreements for loan origination and servicing as well as other operational and administrative support.

•

HBUS is the originating lender for a federal income tax refund anticipation loan program for clients of various third party tax preparers, which is managed by HSBC Finance Corporation. By agreement, HBUS processes applications, funds and subsequently sells these loans to HSBC Finance Corporation. During the nine months ended September 30, 2006, primarily during the first quarter, approximately $16.1 billion of loans were originated by HBUS and sold to HSBC Finance Corporation, resulting in gains of approximately $21 million and fees paid to HSBC Finance Corporation of $4 million. For the same 2005 period, $15.1 billion of loans were sold to HSBC Finance Corporation, resulting in gains of $19 million and fees paid of $4 million.

•	In July 2006, HUSI’s unused $2 billion line of credit with HSBC Finance Corporation expired and was not renewed.

Transactions Conducted with HMUS

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

•

In June 2005, HUSI began acquiring residential mortgage loans, excluding servicing, from unaffiliated third parties and subsequently selling these acquired loans to HMUS. HUSI maintains no ownership interest in the residential mortgage loans after sale. During the first nine months of 2006, HUSI sold $12.7 billion of loans to HMUS for total gains on sale of $105 million, which are included in other revenues. For the same 2005 period, HUSI sold $647 million of loans to HMUS for total gains on sale of $2 million. Refer to page 28 of this Form 10-Q for further information regarding this program.

Other Transactions with HSBC Affiliates

At September 30, 2006, HUSI had an unused line of credit with HSBC of $2 billion.

HUSI has extended loans and lines of credit to various other HSBC affiliates totaling $1.4 billion, of which $169 million was outstanding at September 30, 2006.

HUSI routinely enters into derivative transactions with HSBC Finance Corporation and other HSBC affiliates as part of a global HSBC strategy to offset interest rate or other market risks associated with debt issues, derivative contracts or other financial transactions with unaffiliated third parties. At September 30, 2006 and December 31, 2005, the aggregate notional amounts of all derivative contracts with other HSBC affiliates were approximately $718 billion and $570 billion respectively. The net credit risk exposure (defined as the recorded fair value of derivative receivables) related to these contracts was approximately $5 billion at both September 30, 2006 and December 31, 2005. HUSI, within its Corporate, Investment Banking and Markets business, accounts for these transactions on a mark to market basis, with the change in value of contracts with HSBC affiliates substantially offset by the change in value of related contracts entered into with unaffiliated third parties.

Domestic employees of HUSI participate in a defined benefit pension plan sponsored by HNAH. Additional information regarding pensions is provided in Note 12 of these consolidated financial statements, beginning on page 18 of this Form 10-Q.

Employees of HUSI participate in one or more stock compensation plans sponsored by HSBC. HUSI’s share of the expense of these plans on a pre-tax basis for the first nine months of 2006 and 2005 was approximately $58 million and $31 million respectively. As of September 30, 2006, HUSI’s share of compensation cost related to nonvested stock compensation plans was approximately $101 million, which is expected to be recognized over a weighted-average period of 1.5 years. A description of these stock compensation plans begins on page 125 of HUSI’s 2005 Form 10-K.

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

Note 11. Pledged Assets

The following table summarizes pledged assets included in the consolidated balance sheet.

	September 30, 2006	December 31, 2005

	(in millions)
Interest bearing deposits with banks	$834	$483
Trading assets (1)	3,003	1,452
Securities available for sale (2)	6,330	6,369
Securities held to maturity	306	446
Loans (3)	7,993	7,807
Other assets (4)	1,099	687

Total	$19,565	$17,244

(1)

Trading assets are primarily pledged against liabilities associated with consolidated variable interest entities (refer to Note 15 of these consolidated financial statements, beginning on page 22 of this Form
10-Q).

(2)	Securities available for sale are primarily pledged against various short-term borrowings.

(3)

Loans are primarily private label credit card receivables pledged against long-term secured borrowings and residential mortgage loans pledged against long-term borrowings from the Federal Home Loan Bank.

(4)	Other assets represent cash on deposit with non-banks related to derivative collateral support agreements.

Note 12. Pensions and Other Postretirement Benefits

In November 2004, sponsorship of the U.S. defined benefit pension plans and the health and life insurance plan of HUSI and HSBC Finance Corporation were transferred to HNAH. Effective January 1, 2005, the separate U.S. defined benefit pension plans were merged into a single defined benefit pension plan, which facilitated the development of a unified employee benefit policy and unified employee benefit plan administration for HSBC affiliates operating in the U.S. As a result, HUSI’s prepaid pension asset of $482 million, and a related deferred tax liability of $203 million, was transferred to HNAH. The net transfer amount of $279 million is reflected as a reduction of capital surplus for 2005 on the consolidated statement of changes in shareholders’ equity.

The following table presents the components of net periodic benefit cost as allocated to HUSI from HNAH.

	Pension Benefits		Other Postretirement Benefits

	2006	2005	2006	2005

	(in millions)
Three months ended September 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$8	$7	$—	$—
Interest cost	17	16	2	2
Expected return on plan assets	(22)	(22)	—	—
Recognized losses	3	1	—	—
Transition amount amortization	—	—	1	1

Net periodic benefit cost	$6	$2	$3	$3

Nine months ended September 30
Net periodic benefit cost:
Service cost – benefits earned during the period	$24	$20	$1	$1
Interest cost	50	47	5	5
Expected return on plan assets	(65)	(68)	—	—
Prior service cost amortization	—	1	—	—
Recognized losses	10	4	—	—
Transition amount amortization	—	—	2	2

Net periodic benefit cost	$19	$4	$8	$8

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

Effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. For comparability purposes, 2005 results for the PFS segment have been revised to reflect these changes.

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

Effective January 1, 2006, the CMB segment also includes activity related to an equity investment in Wells Fargo HSBC Trade Bank N.A., which was previously reported in the Other segment. In addition, also effective January 1, 2006, activity related to certain commercial banking relationships, which was previously reported in the PFS segment, was transferred to the CMB segment. For comparability purposes, 2005 results for the CMB segment have been revised to reflect these changes.

          The Corporate, Investment Banking and Markets (CIBM) Segment

The CIBM segment provides tailored financial solutions to major government, corporate and institutional clients worldwide. With access to HSBC’s worldwide presence and capabilities, the CIBM segment serves subsidiaries and offices of its clients on a global basis. Products and services offered include:

•	Global Markets operations consisting of treasury and capital markets services and products, including:

	-	foreign exchange;

	-	currency, interest rate, bond, credit, equity and other specialized derivatives;

	-	money market instruments; and

	-	precious metals.

•	Global Banking services, including corporate and institutional banking services, investment banking services, direct lending, lease financing and deposit-taking services.

•	Global Transaction Banking services, including:

	-	payments and cash management services;

	-	trade services;

	-	securities services, including custody, clearing and funds administration; and

	-	banknotes and currency services.

•	Investment services, including asset management and fund management services.

          The Private Banking (PB) Segment

The PB segment offers a full range of services for high net worth domestic and foreign individuals including deposit, lending, trading, trust, branch services, mutual funds, insurance and investment management.

          Other Segment

This segment includes an equity investment in HSBC Republic Bank (Suisse) S.A.

The following table summarizes the results for each segment. Analysis of operating results for each segment begins on page 49 of this Form 10-Q.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Three months ended September 30:
2006
Net interest income (1)	$313	$199	$193	$27	$50	$(5)	$777
Other revenues	96	123	82	209	108	(4)	614

Total revenues	409	322	275	236	158	(9)	1,391
Operating expenses (2)	305	110	129	199	76	—	819

	104	212	146	37	82	(9)	572
Provision (credit) for credit losses (3)	17	165	26	(2)	1	—	207

Income before income tax expense	$87	$47	$120	$39	$81	$(9)	$365

Average assets	$41,043	$19,451	$18,170	$83,747	$5,905	$356	$168,672
Average loans	37,723	19,797	14,014	12,618	4,587	—	88,739
Average deposits	34,290	15	13,731	37,283	10,713	—	96,032
Goodwill at September 30	1,167	—	468	631	428	—	2,694

2005
Net interest income (1)	$300	$140	$172	$107	$45	$(3)	$761
Other revenues	116	102	56	176	45	10	505

Total revenues	416	242	228	283	90	7	1,266
Operating expenses (2)	249	101	101	153	69	—	673

	167	141	127	130	21	7	593
Provision (credit) for credit losses (3)	23	176	7	(8)	1	—	199

Income (loss) before income tax expense	$144	$(35)	$120	$138	$20	$7	$394

Average assets	$48,655	$19,764	$16,200	$58,736	$4,999	$330	$148,684
Average loans	43,557	19,137	14,346	8,195	3,784	—	89,019
Average deposits	27,366	160	12,973	38,474	7,328	—	86,301
Goodwill at September 30	1,167	—	468	631	428	—	2,694

(1)

Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit. Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2)	Expenses for the segments include apportioned corporate overhead expenses.

(3)	The provision apportioned to the segments is based on the segments’ net charge offs and the change in allowance for credit losses.

	PFS	CF	CMB	CIBM	PB	Other	Total

	(in millions)
Nine months ended September 30:
2006
Net interest income (1)	$933	$542	$549	$129	$146	$(12)	$2,287
Other revenues	330	359	208	796	244	9	1,946

Total revenues	1,263	901	757	925	390	(3)	4,233
Operating expenses (2)	887	326	374	567	226	—	2,380

	376	575	383	358	164	(3)	1,853
Provision for credit losses (3)	45	455	56	—	30	—	586

Income before income tax expense	$331	$120	$327	$358	$134	$(3)	$1,267

Average assets	$42,209	$20,039	$17,731	$79,338	$5,677	$346	$165,340
Average loans	37,704	19,573	14,801	12,215	4,394	—	88,687
Average deposits	33,041	19	14,705	37,708	9,503	—	94,976

2005
Net interest income (1)	$902	$436	$481	$384	$127	$(9)	$2,321
Other revenues	316	249	162	441	206	23	1,397

Total revenues	1,218	685	643	825	333	14	3,718
Operating expenses (2)	735	318	303	459	197	—	2,012

	483	367	340	366	136	14	1,706
Provision (credit) for credit losses (3)	67	437	6	(33)	(1)	—	476

Income (loss) before income tax expense	$416	$(70)	$334	$399	$137	$14	$1,230

Average assets	$49,824	$18,890	$15,614	$55,777	$4,956	$318	$145,379
Average loans	44,686	18,083	13,711	7,132	3,665	—	87,277
Average deposits	27,092	377	12,383	37,233	7,380	—	84,465

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

          Regulatory Capital

HUSI and HBUS are categorized as “well-capitalized” by their principal regulators. To be categorized as “well-capitalized” under regulatory guidelines, a banking institution must have the minimum ratios reflected in the following table, and must not be subject to a directive, order, or written agreement to meet and maintain specific capital levels.

The following table presents the capital ratios of HUSI and HBUS calculated in accordance with banking regulations.

	Well-Capitalized Minimum Ratio	September 30, 2006	December 31, 2005

Total capital (to risk weighted assets)
HUSI	10.00%	12.76%	12.53%
HBUS	10.00	12.39	12.32
Tier 1 capital (to risk weighted assets)
HUSI	6.00	8.64	8.25
HBUS	6.00	8.42	8.29
Tier 1 capital (to average assets)
HUSI	3.00	6.28	6.51
HBUS	5.00	6.18	6.61
Tangible common equity (to risk weighted assets)
HUSI		6.53	6.40
HBUS		8.46	8.33

Note 15. Variable Interest Entities (VIEs)

HUSI, in the ordinary course of business, makes use of VIE structures in a variety of business activities, primarily to facilitate client needs. VIE structures are utilized after careful consideration of the most appropriate structure needed to achieve HUSI’s control, risk management and other objectives.

          Consolidated VIEs

HUSI has entered into a series of transactions with VIEs organized by HSBC affiliates and unrelated third parties. These VIEs were structured as trusts or corporations that issue fixed or floating rate instruments backed by the assets of the issuing entities. HUSI sold trading assets to the VIEs and subsequently entered into total return swaps with the VIEs whereby HUSI receives the total return on the transferred assets and, in return, pays a market rate of return to its counterparties. HUSI has determined that it is the primary beneficiary of these VIEs under the applicable accounting literature and, accordingly, consolidated $2.6 billion in trading assets at September 30, 2006. These assets are pledged as collateral for obligations of the VIEs. The holders of the instruments issued by the VIEs have no recourse to the general credit of HUSI beyond the assets sold to the VIEs and pledged as collateral.

          Unconsolidated VIEs

HUSI also holds variable interests in various other VIEs which are not consolidated at September 30, 2006. HUSI is not the primary beneficiary of these VIE structures. Information for unconsolidated VIEs is presented in the following table and commentary. Descriptions of these VIE relationships are included in pages 136-137 of HUSI’s 2005 Form 10-K.

	September 30, 2006		December 31, 2005

	Total Assets	Maximum Exposure to Loss	Total Assets	Maximum Exposure to Loss

	(in millions)
Asset backed commercial paper conduits	$9,663	$8,204	$10,183	$7,423
Securitization vehicles	1,713	224	1,774	565
Investment funds	2,683	2	2,513	—
Capital funding vehicles	1,114	32	1,093	32
Low income housing tax credits	801	134	1,080	165

Total	$15,974	$8,596	$16,643	$8,185

          Other Asset Backed Commercial Paper Conduits

In addition to the asset backed commercial paper conduits sponsored by affiliate entities and listed in the table above, HUSI also provides liquidity facilities to asset backed commercial paper conduits sponsored by unrelated third parties. HUSI does not transfer its own receivables into, have ownership interest in, perform administrative duties for, nor service any of the assets of these conduits. HUSI’s involvement in these conduits is limited to providing liquidity facilities. The maximum exposure to loss relating to these liquidity facilities at September 30, 2006 is $1.6 billion.

Note 16. Off-Balance Sheet Financial Guarantee Arrangements

The following table provides information related to off-balance sheet financial guarantee arrangements.

	September 30, 2006	December 31, 2005

	(in millions)
Standby letters of credit, net of participations (1)	$6,855	$6,114
Loan sales with recourse (2)	9	9
Credit derivative contracts (3)	395,101	222,419
Securities lending indemnifications	—	4,135

Total	$401,965	$232,677

(1)	Includes $529 million and $523 million issued for the benefit of HSBC affiliates at September 30, 2006 and December 31, 2005 respectively.

(2)	$8 million and $7 million are indemnified by HSBC affiliates at September 30, 2006 and December 31, 2005 respectively.

(3)	Includes $64,730 million and $51,202 million issued for the benefit of HSBC affiliates at September 30, 2006 and December 31, 2005 respectively.

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

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $21 million and $19 million at September 30, 2006 and December 31, 2005 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million and $20 million at September 30, 2006 and December 31, 2005 respectively.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156). SFAS 156 amends previously issued guidance with respect to accounting for separately recognized loan servicing rights. HUSI early adopted this standard as of January 1, 2006 and elected to account for residential mortgage servicing rights at fair value prospectively. Refer to Notes 3 and 6 of the consolidated financial statements for information relating to the adoption of SFAS 156.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 establishes threshold and measurement attributes for financial statement measurement and recognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. HUSI is currently evaluating the impact that adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 will affect current practices by nullifying the EITF guidance that prohibited recognition of gains at the inception of derivative transactions whose fair value is estimated by applying a model. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. HUSI is currently evaluating the impact that adoption will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires balance sheet recognition of the funded status of pension and other postretirement benefits with the offset to accumulated other comprehensive income. Employers will recognize actuarial gains and losses, prior service cost, and any remaining transition amounts when recognizing a plan’s funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Adoption is not expected to have a material impact on HUSI’s financial position.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB 108 is not expected to have an impact on HUSI’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-Q and with HUSI’s 2005 Form 10-K. The MD&A may contain certain statements that may be forward-looking in nature within the meaning of the Private Securities Litigation Reform Act of 1995. HUSI’s results may differ materially from those noted in the forward-looking statements. Words such as “may”, “should”, “would”, “could”, “intends”, “appears”, “believes”, “expects”, “estimates”, “targeted”, “plans”, “anticipates”, “goal” and similar expressions are intended to identify forward-looking statements but should not be considered as the only means through which these statements may be made. Statements that are not historical facts, including statements about management’s beliefs and expectations, are forward-looking statements that involve inherent risks and uncertainties and are based on current views and assumptions. A number of factors could cause actual results to differ materially from those contained in any forward-looking statements. For a list of important risk factors that may affect HUSI’s actual results, see Cautionary Statement on Forward-Looking Statements and Risk Factors in Part I of HUSI’s 2005 Form 10-K and Risk Factors in the Form 10-Q for the quarterly period ended March 31, 2006.

EXECUTIVE OVERVIEW

Income before income tax expense decreased $29 million (7%) in the third quarter, but increased $37 million (3%) in the first nine months of 2006, as compared with the same 2005 periods. Third quarter results were most impacted by the following activity:

•

trading revenues within the CIBM segment decreased $85 million (62%) in the third quarter of 2006, but increased $332 million (124%) in the first nine months. For the first six months of 2006, increased revenues were attributable to expanded operations and favorable market conditions related to precious metals, foreign exchange and structured products desks. Results for the third quarter of 2006 were negatively impacted by reduced volume of markets activity and less favorable market conditions. Refer to page 44 of this Form 10-Q for additional commentary regarding trading revenues; and

•

results for the third quarter of 2006 included a gain from the sale of property of $30 million and increased earnings from a foreign equity investment of $40 million, both recorded as other income. Results for the third quarter of 2005 included a one-time gain of $17 million from the sale of property included in other income.

Business expansion initiatives within the PFS, CMB and PB business segments, including rollout of the internet savings product, have led to strong growth in commercial loans, consumer and commercial deposits, and related revenues for the third quarter and for the first nine months of 2006. Results for the growing private label credit card receivable portfolio, included within the CF business segment, were also higher for both reporting periods due to higher interest and fees earned and decreased amortization of premiums paid for acquired credit card receivables.

Increased revenues from expansion initiatives were offset by higher expenses associated with expanding the core banking network and the CIBM business platform, and by lower net interest income resulting from continued increases in short-term interest rates and a flatter yield curve, particularly affecting balance sheet management income within the CIBM business segment. The compression in the interest rate margin has begun to stabilize in the second and third quarters of 2006.

The provision for credit losses increased $110 million (23%) in the first nine months of 2006, primarily due to increased average commercial loan and credit card receivable balances and, to a lesser extent, to increased charge offs in the first nine months of the year associated with commercial real estate and small business lending businesses within the CMB and CIBM business segments. 2005 activity reflected net recoveries for commercial portfolios. In addition, $29 million of specific charge offs and provisions were recorded in the PB business segment in the second quarter of 2006.

In addition to the third quarter items previously noted, results for the first nine months of 2006 included $13 million of gains from sale of Brady Bonds (refer to page 29 of this Form 10-Q) and $7 million of gains from sale of MasterCard International, Inc. shares, both recorded in other income, and $13 million of released interest accruals related to income tax settlements, which were reversed from other expenses. Results for the first nine months of 2005 included gains of $35 million from sales of property and a personal trust business and a gain of $48 million from sale of an equity investment to an HSBC affiliate.

Income tax expense decreased $21 million (15%) and decreased $21 million (5%) in the third quarter and in the first nine months of 2006 respectively, as compared with the same 2005 periods. HUSI’s lower effective tax rate for 2006 reflects higher revenues from operations in states with lower tax rates and an increase in low income housing tax credits. Refer to Note 8 of the consolidated financial statements on page 15 of this Form 10-Q for additional information.

HUSI’s balance sheet growth in 2006 has been highlighted by:

•	double-digit growth in domestic deposit balances, due in part to the continued rollout of the internet savings product;

•	significant growth in trading asset and liability balances, resulting from expansion of various trading businesses within the CIBM business segment;

•

increased investment in more liquid, short-term instruments, partially as a result of surplus funds generated from a growing deposits base. In addition, a rising interest rate environment and a flat yield curve have limited opportunities for investment in longer-term assets; and

•

increased commercial loans and credit card receivables during 2006, have been substantially offset by decreased residential mortgage loan balances, due to a strategic balance sheet management initiative to decrease investment in the residential mortgage loan portfolio (refer to page 33 of this Form 10-Q).

Private Label Receivable Portfolio

In December of 2004, HUSI acquired approximately $12 billion of loans, primarily private label credit card receivables, from HSBC Finance Corporation at fair value, without recourse. Private label credit card receivables have grown to approximately $16 billion at September 30, 2006, due to the addition of new credit card relationships and to reduced balance funding requirements associated with off-balance sheet credit card securitization trusts.

Increased receivable balances have resulted in higher credit card interest income for the first nine months of 2006. In addition, during 2005, interest income was significantly reduced by amortization of the initial premium paid for the portfolio. During the first nine months of 2006, total premium amortization associated with the private label credit card receivables decreased $146 million in comparison to the same 2005 period, primarily due to reduced amortization of the initial premium paid (refer to page 36 of this Form 10-Q).

Fee income associated with these receivables also has grown due to increased receivable balances, increased late fees, and lower fees paid to merchant partners.

Residual interests in securitized credit card receivable pools were also acquired from HSBC Finance Corporation in 2004. During 2006, significantly reduced balance requirements associated with these off-balance sheet securitization trusts have resulted in increased on-balance sheet receivables, increased interest and fee income, and a corresponding decrease in securitization revenue. Refer to page 62 of this Form 10-Q for additional commentary regarding HUSI’s securitizations and secured financings.

By agreement, HUSI is purchasing additional private label credit card receivables from HSBC Finance Corporation at fair value on a daily basis. Refer to Note 10 of the consolidated financial statements, beginning on page 15 of this Form 10-Q for further discussion of receivables acquired from HSBC Finance Corporation.

Residential Mortgage Loans Held for Sale to an HSBC Affiliate

In 2005, HUSI began acquiring residential mortgage loans from unaffiliated third parties with the intent of selling these loans to an HSBC affiliate, HSBC Markets (USA) Inc. (HMUS). HMUS in turn is selling these loans to securitization vehicles. These loans are recorded by HUSI at the lower of their aggregate cost or market value, with adjustments to market value being recorded as a valuation allowance. The loans are generally held on HUSI’s balance sheet for 30-90 days, resulting in activity that affects various balance sheet and income statement line items, as summarized in the table below. HUSI maintains a portfolio of derivatives and securities, which are used as economic hedges to offset changes in market values of the loans held for sale to HMUS. Gains on sales associated with these loans result from incremental value realized on pools of loans sold to HMUS for securitization. During 2006, the following activity was recorded as a result of acquiring, holding and selling these loans.

	Three months ended September 30, 2006	Nine months ended September 30, 2006	Three months and nine months ended September 30, 2005

	(in millions)

Residential mortgage loans held for sale to HMUS:
Balance at beginning of period	$4,795	$2,882	$—
Loans acquired from originators	3,088	13,218	2,163
Loans sold to HMUS	(4,501)	(12,657)	(647)
Other, primarily loans resold to originators and other third parties	(157)	(218)	(20)

Balance at end of period	$3,225	$3,225	$1,496

Valuation allowance for adjustments to market value:
Balance at beginning of period	$(83)	$(11)	$—
(Increase) decrease valuation allowance for net reductions in market value	29	(123)	(24)
Releases of valuation allowance for loans sold to HMUS	53	133	2

Balance at end of period	$(1)	$(1)	$(22)

Increases (decreases) to income before income taxes:
Increased net interest income associated with loans held for sale to HMUS	$13	$51	$6
Gains on sale of residential mortgage loans sold to HMUS, recorded in other revenues	40	105	2
(Increase) decrease valuation allowance for reductions in market value of loans held for sale to HMUS, recorded in other revenues	29	(123)	(24)
Trading revenues recognized from economic hedges held to offset changes in market values of loans held for sale to HMUS	(57)	59	19
Program costs included in other expenses	(6)	(9)	(2)

Net impact on income before income taxes	$19	$83	$1

Deposit Strategy and Growth

Beginning in 2004, HUSI implemented a growth strategy for its core banking network, which includes building deposits over a three to five year period, across multiple markets and segments, and utilizing multiple delivery systems. During 2005, and through the first nine months of 2006, the strategy included various initiatives:

•	full deployment of new personal and business checking and savings products, including relationship based products;

•

emphasis on more competitive pricing with the introduction of high yielding products, including internet savings accounts, which have grown significantly beginning in late 2005. Since their introduction in 2005, internet savings balances have grown to $6.3 billion, of which $5.3 billion was raised during the first nine months of 2006. $4.7 billion of the 2006 growth was from new customers;

•	retail branch expansion in existing and new geographic markets;

•	improving delivery systems, including use of internet capabilities;

•	refined marketing and customer analytics for the affluent consumer population; and

•	strengthening current customer relationships, thereby driving increased utilization of products and customer retention.

Total deposit growth of $12 billion during calendar year 2005 has been followed by growth of $7 billion in the first nine months of 2006. Deposit balances by major depositor categories are summarized on page 33 of this Form 10-Q.

Sale of Brady Bonds

At December 31, 2005, HUSI held certain bonds issued by the government of Venezuela as part of debt renegotiations (Brady Bonds) with a face value of $178 million, and a recorded carrying value of $165 million. During the second quarter of 2006, the Venezuelan government redeemed all Brady Bonds held by HUSI at their face value resulting in a gain of $13 million, which was reported in other income for the quarter.

Selected Financial Data

The following tables present a summary of selected financial information.

	Three months ended September 30		Nine months ended September 30

	2006	2005	2006	2005

	($ in millions)
Income statement:
Net interest income	$777	$761	$2,287	$2,321

Provision for credit losses	207	199	586	476
Total other revenues	614	505	1,946	1,397
Total operating expenses	819	673	2,380	2,012
Income tax expense	121	142	429	450

Net income	$244	$252	$838	$780

Impact on net income:
Trading related revenues	$36	$141	$558	$299
Private label loan portfolio	16	(47)	29	(175)
Loans held for sale to an HSBC affiliate	19	1	83	1
Net interest income from balance sheet management activities	(34)	32	(57)	179

Balances at period end:
Loans, net of allowance	$89,134	$88,557
Total assets	170,567	148,889
Total tangible assets	167,825	146,146
Total deposits	98,648	87,117
Common shareholder’s equity	10,411	10,819
Tangible common shareholder’s equity	7,884	8,074
Total shareholders’ equity	12,101	11,836

Selected financial ratios:
Total shareholders’ equity to total assets, at period end	7.09%	7.95%
Tangible common shareholder’s equity to total tangible assets, at period end	4.70%	5.52%
Rate of return on average (1):
Total assets	.57%	.67%	.68%	.72%
Total common shareholder’s equity	8.28	8.83	9.89	9.50
Net interest margin to average (1):
Earning assets	2.21%	2.43%	2.25%	2.55%
Total assets	1.84	2.04	1.87	2.15
Average total shareholders’ equity to average total assets (1)	7.22%	7.92%	7.24%	7.84%
Efficiency ratio (2)	58.88	53.15	56.21	54.10

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 78 of HUSI’s 2005 Form 10-K.

(2)	Represents the ratio of total operating expenses, reduced by minority interest, to the sum of net interest income and other revenues.

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

	Three months ended September 30, 2006	Nine months ended September 30, 2006

	(in millions)
Net income – U.S. GAAP basis	$244	$838

Adjustments, net of tax:
Servicing assets	13	(3)
Loans held for resale	1	12
Fair value option	(31)	(34)
Other	4	(2)

Net income – IFRS basis	$231	$811

Differences between U.S. GAAP and IFRSs are as follows:

Servicing Assets

IFRSs

•	Under IAS 38, servicing assets are initially recorded on the balance sheet at fair value and amortized over the projected life of the assets.

•	Servicing assets are periodically tested for impairment with impairment adjustments charged against current earnings.

•	Subsequent recoveries of impairment, if any, are credited to current earnings only to the extent of previous write-downs.

U.S. GAAP

•	Under U.S. GAAP, servicing assets are initially recorded on the balance sheet at fair value.

•	All subsequent adjustments to fair value are reflected in current period earnings.

Impact

•	HUSI’s mortgage subsidiary currently holds $457 million of residential mortgage servicing rights (MSRs), primarily related to loans sold to governmental agencies.

•

For certain pools of MSRs, fair value recorded under U.S. GAAP exceeds amortized cost recorded under IFRS. Therefore, current earnings under U.S. GAAP exceeded earnings under IFRS for the first nine months of 2006.

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

Impact

•

HUSI holds $4.9 billion of loans held for resale on the balance sheet at September 30, 2006 for various business purposes. These include mortgage loans held for resale to HSBC affiliates for securitization purposes, mortgage loans held for resale to various governmental agencies and other types of consumer loans.

•

Because of differences between fair value and LOCOM accounting, the recorded value of certain pools of loans held for resale under IFRS exceeds the value recorded under U.S. GAAP at September 30, 2006, resulting in higher IFRS earnings.

•	The timing difference between trade date accounting for IFRS and settlement date accounting under U.S. GAAP also results in higher current earnings under IFRS.

Fair Value Option

IFRSs

•

Under IAS 39, a financial instrument, other than one held for trading, is classified in this category if it meets the criteria set out below, and is so designated by management. An entity may designate financial instruments at fair value where the designation;

—

eliminates or significantly reduces a measurement or recognition inconsistency that would otherwise arise from measuring financial assets or financial liabilities or recognizing the gains and losses on them on different bases; or

—

applies to a group of financial assets, financial liabilities or both that is managed and its performance evaluated on a fair value basis, in accordance with a documented risk management or investment strategy, and where information about that group of financial instruments is provided internally on that basis to management; or

	—	relates to financial instruments containing one or more embedded derivatives that significantly modify the cash flows resulting from those financial instruments.

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

Other

Other includes the net impact of differences relating to various adjustments, none of which were individually material at September 30, 2006.

BALANCE SHEET REVIEW

HUSI utilizes borrowings from various sources to fund balance sheet growth, to meet cash and capital needs, and to fund investments in subsidiaries. Balance sheet totals and growth are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		September 30, 2005
	September 30, 2006
		Amount	%	Amount	%

	($ in millions)
Period end assets:
Short-term investments	$21,075	$9,065	75	$10,109	92
Loans, net	89,134	(362)	—	577	1
Trading assets	27,059	5,839	28	6,739	33
Securities	22,900	1,965	9	3,722	19
Other assets	10,399	201	2	531	5

	$170,567	$16,708	11	$21,678	15

Funding sources:
Total deposits	$98,648	$6,833	7	$11,531	13
Trading liabilities	15,153	4,443	41	3,951	35
All other liabilities	15,037	3,256	28	1,103	8
Long-term debt	29,628	1,669	6	4,828	19
Shareholders’ equity	12,101	507	4	265	2

	$170,567	$16,708	11	$21,678	15

Short-Term Investments

Short-term investments include cash and due from banks, interest bearing deposits with banks, Federal funds sold and securities purchased under resale agreements. Increases in these asset balances resulted from an increase in HUSI’s excess liquidity position.

Loans, Net

Loan balances at September 30, 2006 and movements in comparison with prior periods are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		September 30, 2005

	September 30, 2006	Amount	%	Amount	%

	($ in millions)
Total commercial loans	$29,343	$1,622	6	$4,213	17

Consumer loans:
Residential mortgage	40,976	(2,994)	(7)	(5,817)	(12)
Credit card receivables:
Private label	15,613	1,258	9	2,430	18
MasterCard/Visa	1,174	15	1	72	7
Other consumer	2,914	(223)	(7)	(287)	(9)

Total consumer loans	60,677	(1,944)	(3)	(3,602)	(6)

Total loans	90,020	(322)	—	611	1
Allowance for credit losses	886	40	5	34	4

Loans, net	$89,134	$(362)	—	$577	1

Increased commercial loans have resulted from targeted growth in various CIBM segment loan portfolios, as well as small business, middle market and real estate lending portfolios within the CMB segment. Additional resources have been dedicated to expansion of commercial lending businesses and regional offices.

Decreased residential mortgage loans have resulted primarily from a strategic balance sheet management initiative, begun in 2005, to sell the majority of new loan production. Also in 2005, HUSI decided to decrease the volumes of loans generated through HSBC Finance Corporation’s network of loan correspondents. Purchases from these correspondents were discontinued in September 2005.

Increased private label credit card receivables have resulted from the addition of new private label relationships to the portfolio and to decreased balance requirements of off-balance sheet securitized receivable trusts (refer to page 62 of this Form 10-Q), which has resulted in increased on-balance sheet receivable balances.

Increased allowance for 2006 credit losses is attributable to higher commercial loan and credit card receivable balances, to specific provisions related to a private banking loan relationship during the second quarter of 2006, and to additional provisions related to small business and other commercial lending portfolios throughout 2006. Refer to commentary regarding credit quality beginning on page 55 of this Form 10-Q.

Trading Assets and Liabilities

Trading assets and liabilities balances at September 30, 2006, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		September 30, 2005
	September 30, 2006
		Amount	%	Amount	%

	($ in millions)
Trading assets:
Securities (1)	$13,694	$2,915	27	$4,952	57
Precious metals	3,475	1,189	52	449	15
Fair value of derivatives	9,890	1,735	21	1,338	16

	$27,059	$5,839	28	$6,739	33

Trading liabilities:
Securities sold, not yet purchased	$3,499	$1,691	94	$2,100	150
Payables for precious metals	1,683	522	45	735	78
Fair value of derivatives	9,971	2,230	29	1,116	13

	$15,153	$4,443	41	$3,951	35

(1)	Includes U.S. Treasury, U.S. Government agency, U.S. Government sponsored enterprises, asset backed, corporate bonds and other securities.

Increased trading assets and liabilities were due to the following activity or factors within the CIBM business segment:

•	increased volume of activity resulting from business growth initiatives; and

•	improved market prices and conditions, particularly those related to increased precious metals and securities trading assets balances.

Deposits

Deposit balances by major depositor categories at September 30, 2006, and movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

		December 31, 2005		September 30, 2005
	September 30, 2006
		Amount	%	Amount	%

	($ in millions)

Individuals, partnerships and corporations	$82,084	$5,646	7	$9,990	14
Domestic and foreign banks	13,138	267	2	577	5
U.S. Government, states and political subdivisions	1,835	269	17	266	17
Foreign government and official institutions	1,591	651	69	698	78

Total deposits	$98,648	$6,833	7	$11,531	13

HUSI’s deposit strategy and growth is addressed on page 28 of this Form 10-Q.

Long-Term Debt

Long-term debt was the primary funding source for balance sheet growth in 2005. In addition, since the third quarter of 2004, all of HUSI’s collateralized funding transactions, which previously would have been structured as off-balance sheet securitizations, have been structured as secured financings, resulting in new issues of long-term debt.

RESULTS OF OPERATIONS

Net Interest Income

An analysis of consolidated average balances and interest rates on a taxable equivalent basis are presented on pages 68-69 of this Form 10-Q. Significant components of HUSI’s net interest margin are summarized in the following table.

	Three months ended September 30		Nine months ended September 30

	2006	2005	2006	2005

Yield on total earning assets	5.88%	5.02%	5.72%	4.87%
Rate paid on interest bearing liabilities	4.16	2.90	3.90	2.62

Interest rate spread	1.72	2.12	1.82	2.25
Benefit from net non-interest earning or paying funds	.49	.31	.43	.30

Net interest margin on average earning assets (1)	2.21%	2.43%	2.25%	2.55%

(1)	Selected financial ratios are defined in the Glossary of Terms beginning on page 78 of HUSI’s 2005 Form 10-K.

Significant trends affecting the comparability of 2005 and 2006 net interest income and interest rate spread are summarized in the following table. Net interest income in the table is presented on a taxable equivalent basis (refer to pages 68-69 of this Form 10-Q).

	Three months ended September 30		Nine months ended September 30

	Amount	Interest Rate Spread	Amount	Interest Rate Spread

	($ in millions)
Net interest income/interest rate spread for 2005	$766	2.12%	$2,333	2.25%

Increase (decrease) in net interest income associated with:
Trading related activities (1)	(20)		(73)
Balance sheet management activities (2)	(66)		(236)
Private label credit card portfolio (3)	62		144
All other core banking activity	41		138

Net interest income/interest rate spread for 2006	$783	1.72%	$2,306	1.82%

(1)	Refer to page 44 of this Form 10-Q.

(2)

Represents HUSI’s activities to manage interest rate risk associated with the repricing characteristics of balance sheet assets and liabilities. Interest rate risk, and HUSI’s approach to manage such risk, are described beginning on page 63 of HUSI’s 2005 Form 10-K.

(3)	Refer to page 51 of this Form 10-Q.

Net interest income, presented by business segment on a non-taxable equivalent basis, is summarized in the following table.

			Increase (Decrease)

Business segment	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
PFS	$313	$300	$13	4
CF	199	140	59	42
CMB	193	172	21	12
CIBM	27	107	(80)	(75)
PB	50	45	5	11
Other	(5)	(3)	(2)	*

Total	$777	$761	$16	2

Nine months ended September 30
PFS	$933	$902	$31	3
CF	542	436	106	24
CMB	549	481	68	14
CIBM	129	384	(255)	(66)
PB	146	127	19	15
Other	(12)	(9)	(3)	*

Total	$2,287	$2,321	$(34)	(1)

*	Not meaningful.

PFS Business Segment

Increased net interest income for the third quarter and for the first nine months of 2006 was primarily due to the impact of a growing personal deposit base. Personal deposits are the primary, and relatively low cost, funding source for the PFS segment. Customers have migrated to higher yielding deposit products in 2006, leading to a change in product mix and resulting in narrowing of deposit spreads, which partly offset the benefit of higher deposit balances. Refer to page 28 of this Form 10-Q for commentary regarding HUSI’s deposit strategy and growth.

The positive impact of the growing personal deposit base was partially offset by lower interest earned and lower interest rate spreads on the residential mortgage loan portfolio, due to:

•	lower average residential mortgage loan balances; and

•	interest rate spreads narrowing slightly in 2006 due to a relative inability to reprice residential mortgage loans to offset higher funding costs.

Average residential mortgage loans decreased 14% in the third quarter and decreased 11% in the first nine months of 2006, due to the following balance sheet management initiatives and other factors:

•

beginning in 2005, HUSI decided to decrease the volumes generated through HSBC Finance Corporation’s network of residential mortgage loan correspondents. Purchases from correspondents were discontinued effective September 1, 2005;

•	HUSI continues to sell a majority of its originations; and

•

originations of residential mortgage loans decreased in the third quarter and in the first nine months of 2006, as the national originations market has decreased in size due to the rising interest rates.

CF Business Segment

The CF segment primarily includes receivables associated with the private label receivable portfolio (PLRP) acquired from HSBC Finance Corporation. Private label credit card receivables included within the PLRP represent approximately 93% of HUSI’s total credit card receivables for the nine months ended September 30, 2006. Higher net interest income for the third quarter and for the first nine months of 2006 resulted from the following factors:

•

average credit card receivable balances increased, due to the addition of new PLRP customer relationships during 2005 and 2006, and to decreased balance requirements of off-balance sheet securitized PLRP receivable trusts (refer to page 62 of this Form 10-Q);

•	amortization of the premiums paid for purchases of receivables included within PLRP has decreased significantly during 2006 (see table below); and

•	increased interest expense associated with funding for the CF segment partially offset increased interest income from the PLRP portfolio noted above.

The impact of premium amortization on interest earned from credit card receivables is summarized in the following table.

	2006		2005

	Amount	Rate	Amount	Rate

	($ in millions)
Three months ended September 30
Credit card receivables:
Interest income, before premium amortization	$481	11.91%	$404	11.84%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(24)	(.59)	(83)	(2.42)
Ongoing private label receivable acquisitions (2)	(87)	(2.28)	(97)	(3.07)
MasterCard/Visa receivable acquisitions (3)	(9)	(.22)	(8)	(.24)

Interest income, adjusted for premium amortization	$361	8.82%	$216	6.11%

Total loans:
Interest income, before premium amortization	$1,564	7.01%	$1,380	6.18%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(24)	(.11)	(83)	(.37)
Ongoing private label receivable acquisitions (2)	(87)	(.40)	(97)	(.46)
MasterCard/Visa receivable acquisitions (3)	(9)	(.04)	(8)	(.04)

Interest income, adjusted for premium amortization	$1,444	6.46%	$1,192	5.31%

Nine months ended September 30
Credit card receivables:
Interest income, before premium amortization	$1,369	11.98%	$1,136	12.21%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(100)	(.87)	(360)	(4.12)
Ongoing private label receivable acquisitions (2)	(292)	(2.69)	(178)	(1.91)
MasterCard/Visa receivable acquisitions (3)	(25)	(.23)	(24)	(.26)

Interest income, adjusted for premium amortization	$952	8.19%	$574	5.92%

Total loans:
Interest income, before premium amortization	$4,529	6.85%	$3,939	6.07%
Premium amortization associated with:
Initial private label receivable acquisition (1)	(100)	(.15)	(360)	(.59)
Ongoing private label receivable acquisitions (2)	(292)	(.46)	(178)	(.27)
MasterCard/Visa receivable acquisitions (3)	(25)	(.04)	(24)	(.04)

Interest income, adjusted for premium amortization	$4,112	6.20%	$3,377	5.17%

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

Interest expense allocated to the CF segment has increased due to higher credit card receivable balances and higher market driven funding costs.

CMB Business Segment

Increased net interest income for the third quarter and for the first nine months of 2006 primarily resulted from expansion of various small business, middle-market and real estate commercial lending programs. Significant resources have been dedicated to expansion of various commercial lending businesses and regional offices, which has resulted in increased actual and average loans and deposits balances for 2006.

The average yield earned on commercial loans increased for the first nine months of 2006, due to increases in general market rates, which resulted in corresponding increases in HBUS’s prime lending rate.

Deposits are the primary funding source for the CMB business segment. Although the CMB business segment generally earns favorable spreads on the growing deposit base, net interest income growth during 2006 has been partially offset by narrowing deposit spreads, as customers migrated to higher yielding deposit products in 2006.

CIBM Business Segment

Decreased net interest income for the first nine months of 2006 primarily resulted from the cumulative effect of higher short-term interest rates in the U.S. which have, by flattening the interest rate yield curve, reduced the available opportunities within Global Markets to generate additional margin. This trend continued in the third quarter of 2006.

Beginning in 2005, the CIBM business segment expanded its operations and products offered to clients, which resulted in increased trading activity and improved trading results in 2005 and 2006. The resulting increases in average trading assets and average commercial loan balances during 2006 partially offset the negative impact of the rising rate environment and flat yield curve.

PB Business Segment

During 2005 and 2006, additional resources have been allocated to expand products and services provided to high net worth customers served by this business segment, resulting in increased loans and deposits balances, and a corresponding increase in net interest income.

Provision for Credit Losses

The provision for credit losses associated with various loan portfolios is summarized in the following table.

			Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Commercial	$34	$5	$29	580

Consumer:
Residential mortgages	3	13	(10)	(77)
Credit card receivables	150	162	(12)	(7)
Other consumer	20	19	1	5

Total consumer	173	194	(21)	(11)

Total provision for credit losses	$207	$199	$8	4

Nine months ended September 30
Commercial	$110	$(21)	$131	*

Consumer:
Residential mortgages	18	24	(6)	(25)
Credit card receivables	417	412	5	1
Other consumer	41	61	(20)	(33)

Total consumer	476	497	(21)	(4)

Total provision for credit losses	$586	$476	$110	23

*	Not meaningful.

Average balances in various commercial lending portfolios increased significantly in 2005 and the first nine months of 2006, resulting in increased allowances and net charge offs during 2006 associated with these portfolios. 2006 also reflects more normalized net commercial loan charge off activity, in comparison to the net recoveries recorded for the first nine months of 2005.

HUSI recorded a $26 million specific allowance during the third quarter of 2005 for estimated losses, primarily related to private label credit card receivables, associated with Hurricane Katrina. Excluding the additional provision expense associated with this allowance, increased provision expense for credit card receivables is consistent with growth in average receivable balances during 2006.

Other consumer loan average balances have decreased 13% during the first nine months of 2006, as compared with the same 2005 period, while net loan charge offs were consistent for the two periods. The lower consumer loan average balance was the primary driver for lower provisions for credit losses associated with other consumer loans.

Refer to commentary regarding credit quality, beginning on page 55 of this Form 10-Q.

Other Revenues

The following table presents the components of other revenues.

			Increase (Decrease)

Three months ended September 30	2006	2005	Amount	%

	($ in millions)
Trust income	$22	$21	$1	5

Service charges:
HSBC affiliate income	4	4	—	—
Other service charges	52	48	4	8

	56	52	4	8

Credit card fees	148	93	55	59

Other fees and commissions:
Letter of credit fees	19	18	1	6
Wealth and tax advisory services	25	15	10	67
HSBC affiliate income	13	15	(2)	(13)
Other fee-based income, net of referral fees	65	51	14	27

	122	99	23	23

Securitization revenue	—	30	(30)	(100)

Other income:
Insurance	11	6	5	83
HSBC affiliate income:
Gains on sale of loans to HMUS	40	2	38	*
Other affiliate income	4	1	3	300
Valuation allowance (increase) decrease for changes in market value of loans held for sale to HMUS	29	(24)	53	*
Gains on sale of property and other financial assets	34	22	12	55
Earnings from equity investments	53	7	46	657
Other	31	11	20	182

	202	25	177	708

Residential mortgage banking revenue	6	31	(25)	(81)
Trading revenues	52	137	(85)	(62)
Securities gains, net	6	17	(11)	(65)

Total other revenues	$614	$505	$109	22

*	Not meaningful.

			Increase (Decrease)

Nine months ended September 30	2006	2005	Amount	%

	($ in millions)
Trust income	$66	$65	$1	2

Service charges:
HSBC affiliate income	11	11	—	—
Other service charges	149	147	2	1

	160	158	2	1

Credit card fees	409	211	198	94

Other fees and commissions:
Letter of credit fees	55	53	2	4
Wealth and tax advisory services	72	44	28	64
HSBC affiliate income	36	51	(15)	(29)
Other fee-based income, net of referral fees	175	122	53	43

	338	270	68	25

Securitization revenue	19	99	(80)	(81)

Other income:
Insurance	35	37	(2)	(5)
HSBC affiliate income:
Gains on sale of loans to HMUS	105	2	103	*
Other affiliate income	30	24	6	25
Valuation allowance increase for changes in market value of loans held for sale to HMUS	(123)	(24)	(99)	*
Gains on sale of property and other financial assets	50	68	(18)	(26)
Earnings from equity investments	95	32	63	197
Other	89	41	48	117

	281	180	101	56

Residential mortgage banking revenue	57	41	16	39
Trading revenues	600	268	332	124
Securities gains, net	16	105	(89)	(85)

Total other revenues	$1,946	$1,397	$549	39

*	Not meaningful.

All increases and decreases referred to below for the third quarter and for the first nine months of 2006 represent comparisons with the same 2005 periods.

Credit Card Fees

Increased credit card fees in the third quarter and in the first nine months of 2006 primarily resulted from the following private label credit card portfolio activity:

•	increased number of accounts, customer transaction activity and average receivable balances; and

•	lower payments to merchant partners due to terminations and revisions to certain merchant agreements.

Other Fees and Commissions

Increased wealth and tax advisory services revenue in the third quarter and in the first nine months of 2006 resulted from expansion of services offered to high net worth individuals within the PB business segment.

Higher other fee-based income is partially due to various growth initiatives undertaken in 2005 and 2006, which resulted in general increases in fee income recorded within the PFS, CMB and CIBM business segments. In addition, activity for the first nine months of 2006 reflects one extra quarter of new service fees, recorded within the CIBM business segment, generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients.

Securitization Revenue

Lower securitization revenue for the third quarter and for the first nine months of 2006 is attributable to steadily decreasing levels of receivables required to be maintained within existing securitized trusts. As the balance requirements of these trusts have decreased, receivables maintained on HUSI’s consolidated balance sheet have increased, resulting in increased net interest income and increased credit card fee income.

All collateralized funding transactions have been structured as secured financings since the third quarter of 2004. Therefore, there were no new securitization transactions during 2005 or 2006.

Commentary regarding securitization activities is provided in Off-Balance Sheet Arrangements beginning on page 61 of this Form 10-Q.

Other Income

Increased HSBC affiliate income for the third quarter and for the first nine months of 2006 primarily resulted from gains realized from sales of residential mortgage loans to HMUS. Additional valuation allowance adjustments for reductions in market value of residential mortgage loans held for resale to HMUS also relate to this program, which began in the third quarter of 2005. Additional revenues related to this program are recorded in trading revenues (refer to pages 44-45 of this Form 10-Q). Refer to page 28 of this Form 10-Q for additional information and analysis regarding this program.

Gains on sale of property and other financial assets include the following material transactions for 2006 and 2005:

          2006

•	gains for the third quarter of 2006 included a $30 million gain on the sale of property; and

•	gains for the second quarter of 2006 included a $13 million gain from the sale of Brady Bonds (refer to commentary on page 29 of this Form 10-Q); and

          2005

•	gains for the third quarter of 2005 included a gain of $16 million from the sale of property; and

•	gains for the second quarter of 2005 included a gain of $26 million from the sale of property, as well as additional gains of $6 million from sales of various branches.

Throughout 2006, HUSI recorded $63 million of increased earnings from various equity investments, including $40 million from a foreign equity investment in the third quarter (refer to page 55 of this Form 10-Q).

Business expansion initiatives and balance sheet growth have resulted in higher other revenues recorded during the third quarter and the first nine months of 2006, particularly within the CIBM business segment. Other also includes the following transactions and/or activity.

          2006

•

in the second quarter of 2006, MasterCard International, Inc. completed an initial public offering, which resulted in redemption of shares held by HUSI and by other financial institutions. Proceeds of $7 million from this redemption of shares were recorded in other income in the quarter; and

•

HUSI holds investments related to key officer insurance policies. Mark to market gains related to these investments are recorded in other income, and are offset by hedging activity included in trading revenue. Total gains recorded on these investments increased approximately $8 million for the third quarter and $3 million for the first nine months of 2006.

Residential Mortgage Banking Revenue

The following table presents the components of residential mortgage banking revenue. Net interest income includes interest earned/paid on assets and liabilities of the residential mortgage banking business, as well as the funding cost or benefit associated with these balances. The net interest income component in the table is included in net interest income in the consolidated statement of income and reflects actual interest earned, net of cost of funds, and adjusted for corporate transfer pricing.

			Increase (Decrease)

Three months ended September 30	2006	2005	Amount	%

	($ in millions)
Net interest income	$78	$103	$(25)	(24)

Servicing related income:
Servicing fee income	25	19	6	32
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	(43)	—	(43)	*
Realization of cash flows	(21)	—	(21)	*
MSRs amortization (2)	—	(18)	18	*
MSRs temporary impairment provision (2)	—	49	(49)	*
Trading – Derivative instruments used to offset changes in value of MSRs	38	(14)	52	*

	(1)	36	(37)	(103)

Originations and sales related income:
Gains on sales of residential mortgages	3	(12)	15	*
Trading and fair value hedge activity	(1)	2	(3)	(150)

	2	(10)	12	*

Other mortgage income	5	5	—	—

Total residential mortgage banking revenue included in other revenues	6	31	(25)	(81)

Total residential mortgage banking related revenue	$84	$134	$(50)	(37)

			Increase (Decrease)

Nine months ended September 30	2006	2005	Amount	%

	($ in millions)
Net interest income	$260	$349	$(89)	(26)

Servicing related income:
Servicing fee income	74	56	18	32
Changes in fair value of MSRs due to (1):
Changes in valuation inputs or assumptions used in valuation model	31	—	31	*
Realization of cash flows	(60)	—	(60)	*
MSRs amortization (2)	—	(54)	54	*
MSRs temporary impairment provision (2)	—	30	(30)	*
Trading – Derivative instruments used to offset changes in value of MSRs	(19)	5	(24)	(480)

	26	37	(11)	(30)

Originations and sales related income:
Gains on sales of residential mortgages	14	3	11	367
Trading and fair value hedge activity	1	(13)	14	*

	15	(10)	25	*

Other mortgage income	16	14	2	14

Total residential mortgage banking revenue included in other revenues	57	41	16	39

Total residential mortgage banking related revenue	$317	$390	$(73)	(19)

(1)	Based upon adoption of SFAS 156 effective January 1, 2006. Refer to Note 6 of the consolidated financial statements, beginning on page 13 of this Form 10-Q for further discussion.

(2)	Based upon methodology existing prior to adoption of SFAS 156.

*	Not meaningful.

All increases and decreases referenced below for the third quarter and for the first nine months of 2006 represent comparisons with the same 2005 periods.

          Servicing Related Income

Higher servicing fee income for the third quarter and for the first nine months resulted from a higher volume of loans included within the average serviced loans portfolio. The average serviced portfolio increased approximately 26% and 25% for the third quarter and first nine months of 2006 respectively due to the following factors:

•	HUSI sold a higher proportion of adjustable rate loans in 2005 and 2006, which previously would have been held on the balance sheet;

•	in the fourth quarter of 2005, HUSI commenced servicing a portfolio of loans previously serviced by a third party; and

•	also in the fourth quarter of 2005, HUSI completed a sale of loans, which were previously held in portfolio, to a government agency for which it continues to provide servicing.

Lower other servicing related income for the first nine months of 2006 was primarily due to activity recorded during the third quarter of 2005. Under accounting rules in place prior to 2006, there was no direct relationship between the lower of cost or market value (LOCOM) accounting model for valuing MSRs and the fair value model for valuing related derivative instruments used to offset changes in the economic value of MSRs, which resulted in significant income statement volatility.

During the first half of 2005, long-term interest rates declined, resulting in a significantly higher valuation allowance for impairment of MSRs. Rising interest rates during the third quarter of 2005 resulted in reversal of a significant portion of the impairment allowance recorded in the first half of the year. This improvement in the value of MSRs was only partly offset by losses associated with derivative instruments used to offset changes in the economic value of MSRs, resulting in a significant overall net increase in servicing related income.

Under the guidance outlined in SFAS 156, which became effective January 1, 2006, the accounting model for MSRs now more closely matches the model for related hedging activity as both are fair value models. During the third quarter of 2006, interest rates generally declined, resulting in a significant reduction in the value of MSRs. That decline in value, however, was largely offset by gains associated with derivative instruments used to offset changes in the economic value of MSRs, resulting in an immaterial overall net impact on servicing related income.

Additional commentary regarding risk management associated with the MSRs hedging program is provided on pages 66-67 of this Form 10-Q.

          Originations and Sales Related Income (Expense)

Increased originations and sales related income for the third quarter and for the first nine months of 2006 resulted from higher basis point gains on individual sales of residential mortgages which were partially offset by lower volumes of loans sold.

Trading Revenues

Trading revenues are generated by HUSI’s participation in foreign exchange, credit derivative and precious metals markets; from trading derivative contracts, including interest rate swaps and options; and from trading securities. During 2005, HUSI’s CIBM business segment expanded operations and products offered to clients, which resulted in increased trading activity and improved trading results during the first six months of 2006. Results for the third quarter of 2006 were negatively impacted by reduced volume of markets activity and less favorable market conditions, as compared with the previous two quarters. Decreased net interest income for 2006 was primarily due to steadily rising short-term interest rates during 2005 and 2006, which had an adverse impact on interest rate spreads related to funding of various trading activities.

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

			Increase (Decrease)

Three months ended September 30	2006	2005	Amount	%

	($ in millions)
Trading revenues	$52	$137	$(85)	(62)
Net interest (expense) income	(16)	4	(20)	(500)

Trading related revenues	$36	$141	$(105)	(74)

Business:
Derivatives instruments	$48	$44	$4	9
Economic hedges of loans held for sale to HMUS	(44)	26	(70)	(269)
Treasury (primarily securities)	(7)	17	(24)	(141)
Foreign exchange and banknotes	37	38	(1)	(3)
Precious metals	3	10	(7)	(70)
Other trading	(1)	6	(7)	(117)

Trading related revenues	$36	$141	$(105)	(74)

			Increase (Decrease)

Nine months ended September 30	2006	2005	Amount	%

	($ in millions)
Trading revenues	$600	$268	$332	124
Net interest (expense) income	(42)	31	(73)	(235)

Trading related revenues	$558	$299	$259	87

Business:
Derivatives instruments	$221	$103	$118	115
Economic hedges of loans held for sale to HMUS	110	25	85	340
Treasury (primarily securities)	7	26	(19)	(73)
Foreign exchange and banknotes	132	101	31	31
Precious metals	74	35	39	111
Other trading	14	9	5	56

Trading related revenues	$558	$299	$259	87

          Derivative Instruments

Higher derivatives trading revenues during the third quarter and the first nine months of 2006 primarily resulted from increased revenue from credit derivatives trading and structured transactions businesses, which were significantly expanded during the last half of 2005 and the first half of 2006.

Net interest income related to derivatives businesses decreased $18 million and $69 million for the third quarter and for the first nine months of 2006 respectively, as compared with the same 2005 periods, due to the rising short-term interest rate environment.

          Economic Hedges of Loans Held for Sale to HMUS

Effective from the third quarter of 2005, HUSI maintains a portfolio of derivative instruments that are utilized as economic hedges to offset changes in market values of loans held for sale to HMUS. During the third quarter of 2006, HUSI realized $57 million of net trading losses and $13 million of net interest income related to this portfolio. During the first nine months of 2006, HUSI realized $59 million of net trading revenues and $51 million of net interest income. Further analysis and commentary regarding these loans and the associated hedges is provided on page 28 of this Form 10-Q.

          Treasury (primarily securities)

Lower trading results for 2006, primarily in the third quarter, reflected reduced trading opportunities as a flattening yield curve held spreads within a narrow range.

          Foreign Exchange and Banknotes

Higher foreign exchange trading revenues for the first six months of 2006 arose from increased trading opportunities created by a weakening U.S. dollar. Trading revenues were flat for the third quarter of 2006, as compared with the same 2005 period, due to reduced volatility and decreased customer activity.

          Precious Metals

Higher precious metals prices and increased market activity increased client and proprietary trading activity from both domestic and foreign trading desks, resulting in significantly higher trading revenues during the first six months of 2006. Trading activity and results were lower in the third quarter of 2006, in comparison with the same 2005 period, due to less favorable market conditions, which reduced market activity. Partially offsetting increased trading revenues for 2006 was decreased net interest income resulting from rising short-term interest rates.

Securities Gains, Net

HUSI maintains various securities portfolios as part of its strategies for overall liquidity, balance sheet diversification and risk management. The following tables summarize net securities gains (losses) resulting from various strategies.

	2006	2005

	(in millions)
Three months ended September 30
Balance sheet diversity and reduction of risk	$(5)	$6
Reduction of Latin American exposure	3	10
Other	8	1

Securities gains, net	$6	$17

Nine months ended September 30
Balance sheet diversity and reduction of risk	$(2)	$33
Reduction of Latin American exposure	3	20
Sale of foreign equity fund	—	48
Other	15	4

Securities gains, net	$16	$105

Operating Expenses

The following table presents the components of operating expenses.

			Increase (Decrease)

Three months ended September 30	2006	2005	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$234	$200	$34	17
Employee benefits	83	57	26	46

	317	257	60	23

Occupancy expense, net	54	49	5	10

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	111	102	9	9
Fees paid to HMUS for treasury and traded markets services	58	39	19	49
Fees paid to HTSU for technology services	64	48	16	33
Fees paid to other HSBC affiliates	40	24	16	67

	273	213	60	28

Other expenses:
Equipment and software	17	22	(5)	(23)
Marketing	28	22	6	27
Outside services	29	29	—	—
Professional fees	17	15	2	13
Telecommunications	6	5	1	20
Postage, printing and office supplies	9	6	3	50
Insurance business	5	6	(1)	(17)
Other	64	49	15	31

	175	154	21	14

Total operating expenses	$819	$673	$146	22

Personnel - average number	12,382	11,378	1,004	9

			Increase (Decrease)

Nine months ended September 30	2006	2005	Amount	%

	($ in millions)
Salaries and employee benefits:
Salaries	$671	$569	$102	18
Employee benefits	282	209	73	35

	953	778	175	22

Occupancy expense, net	163	134	29	22

Support services from HSBC affiliates:
Fees paid to HSBC Finance Corporation for loan servicing and other administrative support	336	307	29	9
Fees paid to HMUS for treasury and traded markets services	165	116	49	42
Fees paid to HTSU for technology services	170	148	22	15
Fees paid to other HSBC affiliates	114	78	36	46

	785	649	136	21

Other expenses:
Equipment and software	56	68	(12)	(18)
Marketing	74	55	19	35
Outside services	89	84	5	6
Professional fees	48	44	4	9
Telecommunications	15	14	1	7
Postage, printing and office supplies	25	19	6	32
Insurance business	15	15	—	—
Other	157	152	5	3

	479	451	28	6

Total operating expenses	$2,380	$2,012	$368	18

Personnel - average number	12,277	11,114	1,163	10

All increases and decreases referred to below for the third quarter and for the first nine months of 2006 represent comparisons with the same 2005 periods.

Overview

Increased expenses for the third quarter and for the first nine months of 2006 were driven largely by the continued rollout of various business growth initiatives affecting all business segments, and by increased fees charged by HSBC affiliates for various services.

Salaries and Employee Benefits

Increased salary expense for the third quarter and for the first nine months of 2006 was primarily due to the increased number of personnel employed to support various business growth initiatives within the PFS, CMB, CIBM and PB business segments.

Increased employee benefits expenses during the third quarter and during the first nine months of 2006 primarily resulted from increased salary expense and staff counts. During the third quarter of 2006, HUSI recorded $12 million of increased compensation expenses related to retirement and other transition of certain HUSI senior executives. In addition, in light of impressive and sustained performance and shareholder returns by the consolidated HSBC group over the three years covered by 2003 awards granted under the HSBC Group Share Option Plan (refer to page 126 of HUSI’s 2005 Form 10-K for a description of this plan), HSBC’s Remuneration Committee has exercised its discretion to waive the Total Shareholder Return performance condition, as permitted by the plan. This modification resulted in an additional charge to operating expenses of $9 million during the first six months of 2006. This is a non-cash item and economically has no impact on shareholders.

Support Services from HSBC Affiliates

Fees are charged by various HSBC affiliates for technology services, for underwriting and broker-dealer services, for treasury and traded markets services, for loan origination and servicing, and for other operational and administrative support functions. The overall increases in HSBC affiliate charges for the third quarter and for the first nine months of 2006 are due primarily to the following activity:

•	higher fees charged by HMUS for treasury and traded markets services have resulted primarily from business expansion initiatives within the CIBM segment;

•

higher fees charged by HSBC Finance Corporation for loan origination and servicing resulted from an increased number of accounts and increased balances associated with various loan portfolios serviced by HSBC Finance Corporation on behalf of HUSI. Fees charged by HSBC Finance Corporation for various administrative services have also increased as a result of continued initiatives to centralize administrative functions;

•	higher fees charged by HTSU for technology services resulted from continued initiatives to upgrade HUSI’s automated technology environment; and

•

fees charged by other HSBC affiliates include higher fees charged by HSBC for treasury and traded markets services as well as higher data processing charges related to expanded global outsourcing services.

Other Expenses

For the first nine months of 2006, business expansion initiatives within PFS, CMB, CIBM and PB business segments have resulted in general increases in various expense categories.

Increased marketing and promotional expenses resulted from investment in HSBC brand activities, promotion of the internet savings account and marketing support for branch expansion initiatives.

In addition to general expense increases associated with expanded operations, other includes the following material activity for 2006 and 2005:

•

other includes a provision for credit risk associated with commercial loan commitments and other off-balance sheet exposures. During the third quarter of 2006, primarily as a result of downgrades of criticized auto and insurance exposures, HUSI recorded an additional provision of $13 million for these exposures, which represented a $14 million increase from the same 2005 quarter;

•

during the second quarter of 2006, HUSI settled certain prior year income tax liabilities. Taxes and interest related to this settlement were fully reserved for prior to December 31, 2005. As a result of this settlement, approximately $13 million of accrued interest was released and reversed from other expenses; and

•

errors and losses decreased $19 million for the first nine months of 2006, primarily during the first six months of the year. Higher losses associated with the private label receivable portfolio were recorded in 2005.

Efficiency Ratio

	Three months ended		Nine months ended
	September 30		September 30

	2006	2005	2006	2005

Efficiency ratio (1)	58.88%	53.15%	56.21%	54.10%

(1)	Represents the ratio of total operating expenses, reduced by minority interests, to the sum of net interest income and other revenues.

The higher efficiency ratio for the third quarter of 2006 was primarily due to increased operating expenses, which were partially offset by increased non-interest revenues and, to a lesser extent, increased net interest income. For the first nine months of 2006, the higher efficiency ratio was due to increased operating expenses and decreased net interest income, partially offset by increased other revenues, primarily trading revenues.

SEGMENT RESULTS

HUSI has five distinct segments that are utilized for management reporting and analysis purposes. The segments, which are based upon customer groupings as well as products and services offered, are described in Note 13 of the consolidated financial statements, beginning on page 19 of this Form 10-Q.

All increases and decreases referenced below for the third quarter and for the first nine months of 2006 represent comparisons to the same 2005 periods.

Personal Financial Services (PFS)

          Overview

Lower overall results for the PFS segment for the third quarter and for the first nine months of 2006 were primarily due to reduced income before income tax expense for the residential mortgage banking business and, to a lesser extent, to lower results for other core PFS businesses as a result of growth initiatives.

Lower residential mortgage related revenues were driven by lower loan balances, by tightening interest rate spreads, and by lower servicing related revenues for the third quarter of 2006 (refer to page 42 of this Form 10-Q). Operating expenses for the residential mortgage banking business increased in the third quarter and in the first nine months of 2006, partly due to reduced cost deferrals related to a reduced volume of loan originations.

Additional resources continue to be directed towards expansion of core retail banking businesses outside of residential mortgage banking, including investment in the HSBC brand, expansion of the core branch network in existing and new geographic areas, and continued rollout of the internet savings business. Core banking net interest income growth of 15% for the first nine months of 2006 was the result of favorable interest rate spreads on a growing deposit base. As expected during the expansion build-out phase, expense growth associated with these expansion initiatives has outpaced related core banking revenue growth.

Balance sheet growth during the first nine months of 2006 was highlighted by a significant increase in deposits resulting from successful rollout of a strategy to build deposits across multiple markets and business segments, utilizing multiple delivery systems.

          Operating Results

The following table summarizes results for the PFS segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Net interest income	$313	$300	$13	4
Other revenues	96	116	(20)	(17)

Total revenues	409	416	(7)	(2)
Operating expenses	305	249	56	22

	104	167	(63)	(38)
Provision for credit losses	17	23	(6)	(26)

Income before income tax expense	$87	$144	$(57)	(40)

Nine months ended September 30
Net interest income	$933	$902	$31	3
Other revenues	330	316	14	4

Total revenues	1,263	1,218	45	4
Operating expenses	887	735	152	21

	376	483	(107)	(22)
Provision for credit losses	45	67	(22)	(33)

Income before income tax expense	$331	$416	$(85)	(20)

Commentary regarding net interest income begins on page 34 of this Form 10-Q.

Other revenues were lower for the third quarter of 2006, primarily due to lower non-interest residential mortgage banking revenues. For the first nine months of 2006, increased other revenues reflect higher non-interest residential mortgage banking revenue (refer to page 42 of this Form 10-Q).

Higher operating expenses for the third quarter and the first nine months of 2006 were due to:

•	higher personnel, marketing and other direct costs associated with expansion of the core banking network and other consumer lending operations;

•	higher expenses within the residential mortgage banking business throughout 2006, partly due to reduced cost deferrals related to a reduced volume of loan originations;

•	increased fees paid to HTSU, as HUSI continued to upgrade its automated technology environment; and

•	allocations of various increased corporate expenses to the PFS business segment, including various compensation costs.

Consumer Finance (CF)

          Overview

The CF segment includes the private label receivable portfolio (the PLRP) and other consumer loans acquired from HSBC Finance Corporation and its correspondents. Results of the CF segment have been positively impacted by growth of private label credit card receivables included within the PLRP and by decreased amortization of premiums paid to HSBC Finance Corporation for those receivables.

Refer to additional commentary regarding the PLRP on pages 27 and 51 of this Form 10-Q.

          Operating Results

The following table summarizes results for the CF segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Net interest income	$199	$140	$59	42
Other revenues	123	102	21	21

Total revenues	322	242	80	33
Operating expenses	110	101	9	9

	212	141	71	50
Provision for credit losses	165	176	(11)	(6)

Income (loss) before income tax expense	$47	$(35)	$82	*

Nine months ended September 30
Net interest income	$542	$436	$106	24
Other revenues	359	249	110	44

Total revenues	901	685	216	32
Operating expenses	326	318	8	3

	575	367	208	57
Provision for credit losses	455	437	18	4

Income (loss) before income tax expense	$120	$(70)	$190	*

*	Not meaningful.

The following table summarizes the impact of the PLRP on earnings for the CF segment in comparison with the other portfolios.

Three months ended September 30	PLRP	Other	Total

	(in millions)
2006
Net interest income	$164	$35	$199
Other revenues	123	—	123

Total revenues	287	35	322
Operating expenses	106	4	110

	181	31	212
Provision for credit losses	165	—	165

Income before income tax expense	$16	$31	$47

2005
Net interest income	$102	$38	$140
Other revenues	102	—	102

Total revenues	204	38	242
Operating expenses	98	3	101

	106	35	141
Provision for credit losses	153	23	176

(Loss) income before income tax expense	$(47)	$12	$(35)

Nine months ended September 30	PLRP	Other	Total

	(in millions)
2006
Net interest income	$427	$115	$542
Other revenues	359	—	359

Total revenues	786	115	901
Operating expenses	314	12	326

	472	103	575
Provision for credit losses	443	12	455

Income before income tax expense	$29	$91	$120

2005
Net interest income	$283	$153	$436
Other revenues	249	—	249

Total revenues	532	153	685
Operating expenses	306	12	318

	226	141	367
Provision for credit losses	401	36	437

(Loss) income before income tax expense	$(175)	$105	$(70)

Commentary regarding net interest income begins on page 34 of this Form 10-Q.

Increased other revenues for the PLRP are directly related to increased credit card fees, which were partially offset by decreased securitization revenue (refer to page 41 of this Form 10-Q).

The 2005 provision for credit losses reflected a third quarter charge for expected losses associated with Hurricane Katrina. Excluding this charge, higher provision for credit losses for the PLRP portfolio is generally consistent with higher credit card receivable balances.

New domestic private label credit card receivables are acquired from HSBC Finance Corporation on a daily basis. In accordance with Federal Financial Institutions Examination Council (FFIEC) guidance, HUSI adopted a plan to phase in changes to the required minimum monthly payment amount for domestic private label credit card accounts. The implementation of these new requirements began in the fourth quarter of 2005 and was completed in the first quarter of 2006, resulting in an immaterial impact on third quarter and nine month results. Estimates of the potential impact to the business are based on numerous assumptions and take into account a number of factors which are difficult to predict such as changes in customer behavior, which will not be fully known or understood until the changes have been in place for a period of time. The impact of these changes, if any, is not expected to be material to HUSI’s consolidated results.

Commercial Banking (CMB)

          Overview

Improved 2006 results from continued rollout of planned expansion initiatives have been offset by increased provisions for credit losses in the first nine months of 2006 as compared with unusually low provisions in 2005. Office locations and staffing levels were expanded in 2005 and 2006, as were loan and deposit products offered to small businesses and middle-market commercial customers, in conjunction with increased marketing efforts. HUSI continues to leverage its status as one of the top ranked small business lenders in New York State.

          Operating Results

The following table summarizes results for the CMB segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Net interest income	$193	$172	$21	12
Other revenues	82	56	26	46

Total revenues	275	228	47	21
Operating expenses	129	101	28	28

	146	127	19	15
Provision for credit losses	26	7	19	271

Income before income tax expense	$120	$120	$—	—

Nine months ended September 30
Net interest income	$549	$481	$68	14
Other revenues	208	162	46	28

Total revenues	757	643	114	18
Operating expenses	374	303	71	23

	383	340	43	13
Provision for credit losses	56	6	50	833

Income before income tax expense	$327	$334	$(7)	(2)

Commentary regarding net interest income begins on page 34 of this Form 10-Q.

Higher other revenues primarily resulted from the sales of Brady Bonds and related instruments during 2006, as well as increased syndication and other fees resulting from various business expansion initiatives.

Higher operating expenses primarily resulted from:

•	higher costs associated with branch expansion initiatives and new lending offices; and

•	to a lesser extent, allocation to CMB of various increased corporate expenses, including increased compensation costs.

Increased provision for credit losses for 2006 resulted from growth in commercial loan portfolio balances and from increased allowance requirements associated with higher criticized commercial assets. In addition, net commercial loan charge offs for 2006 reflect a more normalized credit environment in comparison to the net recoveries recorded in the prior year.

Corporate, Investment Banking and Markets (CIBM)

     Overview

Various treasury and traded markets activities were expanded in 2005 and 2006, resulting in new products offered to customers, increased marketing efforts for those products, and an expanded infrastructure to support growth initiatives. Despite lower trading results for the third quarter of 2006, strong trading results for the first six months of the year, combined with higher fee income throughout 2006, have resulted in higher overall non-interest revenues for 2006 in comparison with the prior year. Higher revenues have been partially offset by higher expenses associated with growth initiatives.

Rising short-term interest rates and a flattening yield curve have reduced net interest income and have limited opportunities to profit from placing funds generated from operations within the CIBM segment.

     Operating Results

The following table summarizes results for the CIBM segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Net interest income	$27	$107	$(80)	(75)
Other revenues	209	176	33	19

Total revenues	236	283	(47)	(17)
Operating expenses	199	153	46	30

	37	130	(93)	(72)
Provision (credit) for credit losses	(2)	(8)	6	*

Income before income tax expense	$39	$138	$(99)	(72)

Nine months ended September 30
Net interest income	$129	$384	$(255)	(66)
Other revenues	796	441	355	80

Total revenues	925	825	100	12
Operating expenses	567	459	108	24

	358	366	(8)	(2)
Provision (credit) for credit losses	—	(33)	33	*

Income before income tax expense	$358	$399	$(41)	(10)

*          Not meaningful.

Commentary regarding net interest income begins on page 34 of this Form 10-Q.

For the first six months of 2006, increased trading revenues, included in other revenues, were attributable to expanded operations and favorable market conditions related to precious metals, foreign exchange and structured products desks. However, results for the third quarter of 2006 were negatively impacted by reduced volume of markets activity and less favorable market conditions. Refer to pages 44 – 45 of this Form 10-Q for additional analysis and commentary regarding trading revenues.

Excluding the trading revenues impact noted above, higher other revenues for the third quarter and for the first nine months of 2006 mainly resulted from:

•	one additional quarter in 2006 of service fees generated by a subsidiary transferred to HUSI from HSBC in March 2005, which provides accounting and valuation services for hedge fund clients; and

•	higher fee-based income, primarily within the transaction banking business, resulting from business expansion initiatives.

Partially offsetting these increases were decreased realized gains on sales of securities for the third quarter and for the first nine months of 2006 (refer to page 45 of this Form 10-Q).

Higher operating expenses resulted from:

•	higher direct expenses associated with expansion of foreign exchange, risk management products, and transaction banking businesses;

•	allocation to CIBM of various increased corporate expenses, including increased compensation costs;

•	higher expenses associated with development of an infrastructure to support the growing complexity of the CIBM business; and

•	higher fees charged by HMUS for broker-dealer, treasury and traded markets services to support various business growth initiatives.

The net provision credit for the third quarter and for the first nine months of 2005 resulted from continuation of relatively low charge offs and higher than normal recoveries of amounts previously charged off. Although recoveries have decreased during 2006, charge offs remain low and credit quality remains good and well managed, resulting in negligible provision for the first nine months of the year. Further commentary regarding credit quality begins on page 55 of this Form 10-Q.

Private Banking (PB)

          Overview

During 2005 and 2006, additional resources have been allocated to expand products offered and services provided to high net worth customers served by the PB business segment. Higher net interest and service fee income has been partially offset by higher operating expenses associated with core PB operations.

The PB segment includes an equity investment in a non-consolidated foreign HSBC affiliate (the foreign equity investment). Other revenues for the third quarter 2006 included higher earnings from that foreign equity investment, while other revenues for the first nine months of 2005 included a gain on sale of an investment in a foreign equity fund to an HSBC affiliate. 2006 results also have been impacted by increased credit loss provision expense.

          Operating Results

The following table summarizes results for the PB segment.

			2006 Compared to 2005 Increase (Decrease)

	2006	2005	Amount	%

	($ in millions)
Three months ended September 30
Net interest income	$50	$45	$5	11
Other revenues	108	45	63	140

Total revenues	158	90	68	76
Operating expenses	76	69	7	10

	82	21	61	290
Provision (credit) for credit losses	1	1	—	—

Income before income tax expense	$81	$20	$61	305

Nine months ended September 30
Net interest income	$146	$127	$19	15
Other revenues	244	206	38	18

Total revenues	390	333	57	17
Operating expenses	226	197	29	15

	164	136	28	21
Provision (credit) for credit losses	30	(1)	31	*

Income before income tax expense	$134	$137	$(3)	(2)

*          Not meaningful.

Commentary regarding net interest income begins on page 34 of this Form 10-Q.

In the third quarter of 2006, earnings from a foreign equity investment increased $40 million due its sale of shares in a foreign equity fund to an HSBC affiliate. Excluding this transaction, equity earnings from this foreign equity investment are also generally higher in 2006. In the second quarter of 2005, HUSI sold its shares in the same foreign equity fund to an HSBC affiliate resulting in a gain of $48 million. Fee income from wealth and tax advisory services provided to high net worth individuals also is generally higher for 2006.

Increased operating expenses for the third quarter and for the first nine months of 2006 resulted from additional resources being allocated to this segment to expand the services provided.

Increased provision for credit losses during 2006 directly relates to a commercial loan relationship for which a combination of charge offs and increased allowances for credit losses resulted in a $29 million provision. Further commentary regarding credit quality begins below.

CREDIT QUALITY

Overview

The allowance for credit losses increased $17 million (2%) during the third quarter and increased $40 million (5%) during the first nine months of 2006. In addition, the allowance for credit losses increased $34 million (4%) from September 30, 2005 to September 30, 2006. In the third quarter of 2005, HUSI recorded a $26 million allowance for expected losses, primarily associated with private label credit card receivables, related to Hurricane Katrina, which was subsequently offset by charge offs or reversed. Excluding the impact of the allowance related to Hurricane Katrina, the increased allowance was primarily due to:

•

higher criticized assets within various commercial loan portfolios, most notably related to auto and insurance industry exposures within CIBM and to real estate and middle-market portfolios within CMB (refer to table and commentary on pages 57-58 of this Form 10-Q);

•	higher average commercial loan balances, which have increased 19% in the first nine months of 2006, as compared with the same 2005 period; and

•	to a lesser extent, higher average credit card receivable balances, which have increased 20% in the first nine months of 2006, primarily within the private label credit card receivable portfolio.

The provision for credit losses increased $8 million (4%) for the third quarter of 2006 and increased $110 million (23%) for the first nine months of 2006, as compared with the same 2005 periods. Excluding the additional provision recorded in the third quarter of 2005 for expected losses associated with Hurricane Katrina, higher provisions primarily related to higher average balances and higher criticized credits within various commercial loan portfolios and, to a lesser extent, to higher average private label credit card receivables. Net commercial loan charge offs for 2006 reflect a more normalized credit environment in comparison to the net recoveries recorded for the first nine months of 2005. The provision for credit losses associated with various loan portfolios is summarized on page 38 of this Form 10-Q.

Policies and critical estimates associated with the allowance for credit losses are summarized on pages 23-24 and 57-60 of HUSI’s 2005 Form 10-K. There have been no material revisions to policies or methodologies during the first nine months of 2006.

Credit quality statistics are summarized in Note 4 of the consolidated financial statements, beginning on page 10 of this Form 10-Q.

The following table provides an analysis of changes in the allowance for credit losses and related ratios.

Quarter ended	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005

	($ in millions)
Balance at beginning of quarter	$869	$837	$846	$852	$790
Allowance related to disposition of certain credit card relationships	—	—	(6)	—	—

Charge offs:
Commercial	29	44	20	36	16
Consumer:
Residential mortgages	9	7	11	8	6
Credit card receivables	188	165	170	186	154
Other consumer loans	27	23	29	34	26

Total consumer loans	224	195	210	228	186

Total charge offs	253	239	230	264	202

Recoveries on loans charged off:
Commercial	8	6	15	15	26
Consumer:
Residential mortgages	1	—	—	—	1
Credit card receivables	49	28	46	35	30
Other consumer loans	5	15	9	10	8

Total consumer loans	55	43	55	45	39

Total recoveries	63	49	70	60	65

Total net charge offs	190	190	160	204	137

Provision charged to income	207	222	157	198	199

Balance at end of quarter	$886	$869	$837	$846	$852

Allowance ratios:
Annualized net charge offs to average loans:
Commercial	.29%	.55%	.08%	.33%	(.16)%
Consumer:
Residential mortgages	.08	.07	.10	.07	.04
Credit card receivables	3.39	3.61	3.32	4.02	3.51
Other consumer loans	2.87	1.04	2.50	2.82	2.09

Total consumer	1.12	1.00	1.01	1.13	.90

Total loans	.85%	.86%	.73%	.90%	.61%

Quarter-end allowance to:
Quarter-end total loans	.98%	.95%	.94%	.94%	.95%
Quarter-end total nonaccruing loans	331.84%	354.69%	367.11%	379.37%	385.52%

An analysis of 2006 changes in the allowance for credit losses by general loan categories is provided in the following tables.

	Commercial	Residential Mortgage	Credit Card	Other Consumer	Unallocated	Total

	(in millions)
Quarter ended September 30, 2006
Balance at beginning of period	$192	$31	$600	$29	$17	$869

Allowance related to dispositions	—	—	—	—	—	—
Charge offs	29	9	188	27	—	253
Recoveries	8	1	49	5	—	63

Net charge offs	21	8	139	22	—	190

Provision charged (credited) to income	40	3	150	20	(6)	207

Balance at end of period	$211	$26	$611	$27	$11	$886

Nine months ended September 30, 2006
Balance at beginning of period	$162	$34	$600	$36	$14	$846

Allowance related to dispositions	—	—	(6)	—	—	(6)
Charge offs	93	27	523	79	—	722
Recoveries	29	1	123	29	—	182

Net charge offs	64	26	400	50	—	540

Provision charged (credited) to income	113	18	417	41	(3)	586

Balance at end of period	$211	$26	$611	$27	$11	$886

Criticized assets, by asset type, are summarized in the following table.

		Increase (Decrease) from

	September 30, 2006	December 31, 2005		September 30, 2005

		Amount	%	Amount	%

	($ in millions)
Special mention:
Commercial loans	$895	$189	27	$160	22

Substandard:
Commercial loans	585	432	282	404	223
Consumer loans	557	103	23	143	35
Non-investment grade securities	174	60	53	33	23

	1,316	595	83	580	79

Doubtful:
Commercial loans	49	24	96	20	69

Total	$2,260	$808	56	$760	51

Commercial Loan Credit Quality

Components of the commercial allowance for credit losses, as well as movements in comparison with prior periods, are summarized in the following table.

		Increase (Decrease) from

	September 30, 2006	December 31, 2005		September 30, 2005

		Amount	%	Amount	%

	($ in millions)
On-balance sheet allowance:
Specific	$16	$7	78	$8	100
Collective	195	46	31	35	22
Transfer risk	—	(4)	(100)	(9)	(100)

	211	49	30	34	19
Unallocated	11	(3)	(21)	(3)	(21)

Total on-balance sheet allowance	222	46	26	31	16

Off-balance sheet allowance	98	10	11	8	9

Total commercial allowances	$320	$56	21	$39	14

HUSI’s growth initiatives during 2005 and 2006 have resulted in a continuing trend of growth in the size and complexity of HUSI’s commercial loan portfolio. In addition, certain segments of the economy continue to show signs of slowing, resulting in higher probabilities of default, which is a key driver for credit grading. The resulting net increase in criticized assets in 2006, in combination with increased loan balances, resulted in a higher collective allowance at September 30, 2006.

Criticized asset classifications are based on the risk rating standards of HUSI’s primary regulator. Higher substandard criticized assets resulted mainly from downgrades in auto and insurance industry exposures within the CIBM business segment, and middle market commercial exposures within CMB. The downgrades resulted in part from changes in the credit metrics for specific credits within these industries and portfolios. Total nonaccruing commercial loans, as a percentage of total commercial loans, remain low and are flat year over year. In addition, commercial loan net charge offs remain below historical averages. Based upon evaluation of the repayment capacity of the obligors, including support from adequately margined collateral, performance on guarantees, and other mitigating factors, impairment is modestly higher at September 30, 2006 as compared with prior reporting periods, and is adequately reflected in the allowances for specific and collective impairment.

Continued increases in provisions and allowances for credit losses are expected in the near future due to growing portfolio risk resulting from:

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

Any sudden and/or unexpected adverse economic events or trends could significantly affect credit quality and increase provisions for credit losses. For example, HUSI management is monitoring rising interest rates and high energy prices, which could potentially lead to a deceleration of U.S. economic activity. Recent events in the Middle East may also worsen the overall energy picture.

          Credit Card Receivable Credit Quality

The allowance for credit losses associated with credit card receivables increased $11 million (2%) during the third quarter of 2006, after being unchanged for the first six months of the year. During the third quarter of 2005, HUSI recorded a $26 million allowance for credit losses associated with Hurricane Katrina, which was primarily related to private label credit card receivables. Excluding this allowance, net charge off and provision activity during the third quarter of 2006, as well as the allowance balance at September 30, 2006, are generally consistent with increased private label credit card receivable balances.

Receivables included in the private label credit card portfolio are generally maintained in accruing status until being charged off six months after delinquency. The following table provides credit quality data for credit card receivables.

	September 30, 2006	December 31, 2005	September 30, 2005

	($ in millions)
Accruing balances contractually past due 90 days or more:
Balance at end of quarter	$314	$248	$237
As a percent of total credit card receivables	1.87%	1.60%	1.66%

Allowance for credit losses associated with credit card receivables:
Balance at end of quarter	$611	$600	$603
As a percent of total credit card receivables	3.64%	3.87%	4.22%

Net charge offs of credit card receivables:
Total for the quarter ended	$139	$151	$124
Annualized net charge offs as a percent of average credit card receivables	3.39%	4.02%	3.51%

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

The following table presents credit risk exposure associated with derivative contracts. In the table, current credit risk exposure is the recorded fair value of derivative receivables, which represents revaluation gains from the marking to market of derivative contracts held for trading purposes.

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

	September 30, 2006	December 31, 2005

	(in millions)
Risk associated with derivative contracts:
Current credit risk exposure	$9,890	$8,155
Future credit risk exposure	66,218	61,548

Total risk exposure	76,108	69,703
Less: collateral held against exposure	(3,631)	(1,850)

Net credit risk exposure	$72,477	$67,853

          Notional Values of Derivative Contracts

The following table summarizes the notional values of derivative contracts.

	September 30, 2006	December 31, 2005

	(in millions)
Interest rate:
Futures and forwards	$133,544	$106,826
Swaps	1,839,484	1,674,091
Options written	433,334	199,676
Options purchased	465,239	217,095

	2,871,601	2,197,688

Foreign exchange:
Swaps, futures and forwards	367,469	308,264
Options written	50,064	40,213
Options purchased	52,013	40,959
Spot	40,792	21,099

	510,338	410,535

Commodities, equities and precious metals:
Swaps, futures and forwards	47,269	48,702
Options written	14,447	14,378
Options purchased	17,597	16,127

	79,313	79,207

Credit derivatives	745,445	391,814

Total	$4,206,697	$3,079,244

OFF-BALANCE SHEET ARRANGEMENTS

The following table provides maturity information related to off-balance sheet arrangements. Descriptions of these arrangements are found on pages 60-62 of HUSI’s 2005 Form 10-K.

	Balance at September 30, 2006				Balance at December 31, 2005

	One Year or Less	Over One Through Five Years	Over Five Years	Total

	(in millions)
Standby letters of credit, net of participations (1)	$3,983	$2,749	$123	$6,855	$6,114
Commercial letters of credit	795	57	—	852	806
Loan sales with recourse (2)	—	1	8	9	9
Credit derivative contracts (3)	15,746	227,369	151,986	395,101	222,419
Commitments to extend credit:
Commercial	19,885	30,241	3,462	53,588	51,284
Consumer	9,033	—	—	9,033	8,305
Securities lending indemnifications	—	—	—	—	4,135

Total	$49,442	$260,417	$155,579	$465,438	$293,072

(1)	Includes $529 million and $523 million issued for the benefit of related parties at September 30, 2006 and December 31, 2005 respectively.

(2)	$8 million and $7 million is indemnified by third parties at September 30, 2006 and December 31, 2005 respectively.

(3)	Includes $64,730 million and $51,202 million issued for the benefit of related parties at September 30, 2006 and December 31, 2005 respectively.

Letters of Credit

Fees are charged for issuing letters of credit commensurate with the customer’s credit evaluation and the nature of any collateral. Included in other liabilities are deferred fees on standby letters of credit, representing the fair value of the “stand ready obligation to perform” under these guarantees, amounting to $21 million and $19 million at September 30, 2006 and December 31, 2005 respectively. Also included in other liabilities is an allowance for credit losses on unfunded standby letters of credit of $25 million and $20 million at September 30, 2006 and December 31, 2005 respectively.

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

Securitizations and Secured Financings

On December 29, 2004, HUSI acquired a domestic private label loan portfolio from HSBC Finance Corporation, which included securitized private label credit card receivables, and retained interest assets related to these securitizations. These credit card securitization transactions were structured to receive sale treatment under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS 140).

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

In the third quarter of 2006, the last remaining securitization trust agreement related to the private label portfolio acquired from HSBC Finance Corporation in 2004 was amended. As a result, the securitization trust no longer qualifies for sale treatment in accordance with U.S. GAAP, and the transaction is now recorded as a secured financing transaction. At the transaction date, all outstanding investments, credit card receivables and liabilities related to the trust were recorded on HUSI’s consolidated balance sheet.

Under IFRS, HUSI’s securitizations are treated as secured financings. In order to align its accounting treatment with that of HSBC, all of HUSI’s collateralized funding transactions have been structured as secured financings under U.S. GAAP since the third quarter of 2004. In a secured financing, a designated pool of receivables is conveyed to a wholly owned limited purpose subsidiary, which in turn transfers the receivables to a trust that sells interests to investors. Repayment of the debt issued by the trust is secured by the receivables transferred. The transactions are structured as secured financings under SFAS 140. Therefore, the receivables and the underlying debt of the trust remain on HUSI’s balance sheet. HUSI does not recognize a gain in a secured financing transaction. Because the receivables and debt remain on the balance sheet, revenues and expenses are reported consistent with the owned balance sheet portfolio. There have been no new secured financing transactions in the first nine months of 2006.

HUSI’s securitized receivables and secured financings are summarized in the following table.

	September 30, 2006	December 31, 2005

	(in millions)
Securitized private label credit card receivables at period end	$—	$1,343

Secured financings included in long-term debt:
Balance at period end	$1,734	$1,500

Private label credit card receivables collateralizing secured financings at period end	$1,957	$1,824

RISK MANAGEMENT

Overview

Some degree of risk is inherent in virtually all of HUSI’s activities. For the principal activities undertaken by HUSI, the most important types of risks are considered to be credit, interest rate, market, liquidity, operational, fiduciary and reputational. Market risk broadly refers to price risk inherent in mark to market positions taken on trading and non-trading instruments. Operational risk technically includes legal and compliance risk. However, since compliance risk, including anti-money laundering (AML) risk, has such broad scope within HUSI’s businesses, it is addressed as a separate functional discipline. During the first nine months of 2006, there have been no significant changes in policies or approach for managing various types of risk.

Regulatory Capital

          Basel Capital Standards (Basel II)

The status of HNAH’s and HUSI’s preparations relative to Basel II as of December 31, 2005 was summarized on pages 10 and 64 of HUSI’s 2005 Form 10-K. In its 2005 Form 10-K, HUSI reported that it must have in place, by January 1, 2008, a Basel II framework meeting the requirements of HSBC’s principal regulator, the Financial Services Authority in the United Kingdom. However, U.S. requirements for HUSI and other U.S. banks for which compliance is mandatory (mandatory U.S. banks) have continued to evolve in 2006. A Notice of Proposed Rulemaking was published by U.S. regulators on September 25, 2006 and is expected to be finalized in the second half of 2007. Implementation by mandatory U.S. banks will be expected within 3 years from the date of the final rule. The different implementation time tables, as well as possible differences in requirements of regulators in the U.S. and the U.K., may affect the cost and difficulty of implementing Basel II.

Liquidity Management

HUSI’s approach to address liquidity risk is summarized on pages 67-68 of HUSI’s 2005 Form 10-K. There have been no changes in HUSI’s approach toward liquidity risk management during 2006.

HUSI’s ability to regularly attract wholesale funds at a competitive cost is enhanced by strong ratings from the major credit rating agencies. At September 30, 2006, HUSI and HBUS maintained the following debt and preferred stock ratings.

At September 30, 2006	Moody’s	S&P	Fitch

HUSI:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa3	AA-	AA
Preferred stock	A2	A	AA-

HBUS:
Short-term borrowings	P-1	A-1+	F1+
Long-term debt	Aa2	AA	AA

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

Interest Rate Risk Management

Various techniques are utilized to quantify and monitor risks associated with the repricing characteristics of HUSI’s assets, liabilities, and derivative contracts. The approach toward managing interest rate risk is summarized on pages 69-71 of HUSI’s 2005 Form 10-K. During the first nine months of 2006, there were no significant changes in policies or approach for managing interest rate risk.

          Present Value of a Basis Point (PVBP) Analysis

PVBP is the change in value of the balance sheet for a one basis point upward movement in all interest rates. The following table reflects the PVBP position at September 30, 2006.

September 30, 2006	Values

(in millions)
Institutional PVBP movement limit	$7.5
PVBP position at period end	.7

          Economic Value of Equity

Economic value of equity is the change in value of the assets and liabilities (excluding capital and goodwill) for either a 200 basis point gradual rate increase or decrease. The following table reflects the economic value of equity position at September 30, 2006.

September 30, 2006	Values (%)

Institutional economic value of equity limit	+/-	20
Projected change in value (reflects projected rate movements on October 1, 2006):
Change resulting from a gradual 200 basis point increase in interest rates		(5)
Change resulting from a gradual 200 basis point decrease in interest rates		(4)

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

	September 30, 2006 Values

	Amount	%

	($ in millions)

Projected change in net interest income (reflects projected rate movements on October 1, 2006):
Institutional base earnings movement limit		(10)
Change resulting from a gradual 200 basis point increase in the yield curve	$(151)	(5)
Change resulting from a gradual 200 basis point decrease in the yield curve	211	7
Change resulting from a gradual 100 basis point increase in the yield curve	(79)
Change resulting from a gradual 100 basis point decrease in the yield curve	109

Other significant scenarios monitored (reflects projected rate movements on October 1, 2006):
Change resulting from an immediate 100 basis point increase in the yield curve	(122)
Change resulting from an immediate 100 basis point decrease in the yield curve	138
Change resulting from an immediate 200 basis point increase in the yield curve	(243)
Change resulting from an immediate 200 basis point decrease in the yield curve	201

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

          Capital Risk/Sensitivity of Other Comprehensive Income

Large movements of interest rates could directly affect some reported capital and capital ratios. The mark to market valuation of available for sale securities is adjusted on a tax effective basis through other comprehensive income in the consolidated statement of changes in shareholders’ equity. Although this valuation mark is excluded from Tier 1 and Tier 2 capital ratios, it is included in two important accounting based capital ratios: the tangible common equity to tangible assets and the tangible common equity to risk weighted assets. As of September 30, 2006, HUSI had an available for sale securities portfolio of approximately $20 billion with a net negative mark to market of $324 million included in tangible common equity of $8 billion. An increase of 25 basis points in interest rates of all maturities would lower the mark to market by approximately $166 million to a net loss of $490 million with the following results on the tangible capital ratios.

September 30, 2006	Actual	Proforma – Reflecting 25 Basis Points Increase in Rates

Tangible common equity to tangible assets	4.70%	4.64%
Tangible common equity to risk weighted assets	6.53	6.45

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

•	the use of a 99% confidence level, by definition, does not take into account losses that might occur beyond this level of confidence; and

•	VAR is calculated on the basis of exposures outstanding at the close of business and therefore does not necessarily reflect intra-day exposures.

The following table summarizes trading VAR, assuming a 99% confidence level for a two year observation period and a one-day holding period.

		Nine months ended September 30, 2006
	September 30, 2006				December 31, 2005
		Minimum	Maximum	Average

	(in millions)
Total trading	$15	$8	$18	$13	$17
Commodities	1	—	3	1	2
Credit derivatives	6	4	13	7	6
Equities	—	—	1	—	—
Foreign exchange	2	1	4	2	1
Interest rate	20	9	23	16	22

          Trading Volatility

The following table summarizes the frequency distribution of daily market risk-related revenues for Treasury trading activities. Market risk-related Treasury trading revenues include realized and unrealized gains (losses) related to Treasury trading activities, but exclude the related net interest income. Analysis of gain (loss) data for the third quarter of 2006 shows that the largest daily gain was $14 million and the largest daily loss was $14 million.

Ranges of daily Treasury trading revenue earned from market risk-related activities (in millions)	Below $(5)	$(5) to $0	$0 to $5	$5 to $10	Over $10

Three months ended September 30, 2006:
Number of trading days market risk-related revenue was within the stated range	11	15	19	15	3

Nine months ended September 30, 2006:
Number of trading days market risk-related revenue was within the stated range	24	34	49	45	36

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

September 30, 2006	Values

(in millions)
Projected change in net market value of hedged MSRs portfolio (reflects projected rate movements on October 1, 2006):
Value of hedged MSRs portfolio	$459
Change resulting from an immediate 50 basis point decrease in the yield curve:
Change limit (no worse than)	(16)
Calculated change in net market value	(6)
Change resulting from an immediate 50 basis point increase in the yield curve:
Change limit (no worse than)	(8)
Calculated change in net market value	8
Change resulting from an immediate 100 basis point increase in the yield curve:
Change limit (no worse than)	(12)
Calculated change in net market value	12

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

Ranges of mortgage economic value from market risk- related activities (in millions)	Below $(2)	$(2) to $0	$0 to $2	$2 to $4	Over $4

Three months ended September 30, 2006:
Number of trading weeks market risk-related revenue was within the stated range	2	6	3	2	—

Nine months ended September 30, 2006:
Number of trading weeks market risk-related revenue was within the stated range	5	14	13	6	1

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the quarterly average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Three Months Ended September 30,

	2006			2005

	Balance	Interest	Rate*	Balance	Interest	Rate *

	(in millions)
Assets
Interest bearing deposits with banks	$4,480	$57	5.04%	$2,912	$25	3.42%
Federal funds sold and securities purchased under resale agreements	11,292	152	5.36	6,375	58	3.61
Trading assets	11,439	107	3.70	7,050	73	4.13
Securities	22,515	295	5.19	19,309	230	4.73
Loans
Commercial	28,773	472	6.51	24,333	328	5.35
Consumer:
Residential mortgages	40,703	539	5.30	47,250	580	4.91
Credit cards	16,231	361	8.82	14,020	216	6.11
Other consumer	3,032	72	9.49	3,416	68	7.87

Total consumer	59,966	972	6.43	64,686	864	5.30

Total loans	88,739	1,444	6.46	89,019	1,192	5.31

Other	1,909	27	5.59	662	9	5.04

Total earning assets	140,374	$2,082	5.88%	125,327	$1,587	5.02%

Allowance for credit losses	(937)			(892)
Cash and due from banks	4,100			3,516
Other assets	25,135			20,733

Total assets	$168,672			$148,684

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$36,801	$288	3.11%	$26,241	$91	1.37%
Other time deposits	24,990	289	4.59	26,801	226	3.34
Deposits in foreign offices
Foreign banks deposits	7,280	87	4.74	8,248	69	3.32
Other time and savings	13,698	164	4.74	13,970	90	2.56

Total interest bearing deposits	82,769	828	3.97	75,260	476	2.51

Short-term borrowings	11,441	93	3.21	12,520	87	2.74
Long-term debt	29,536	378	5.08	24,307	258	4.21

Total interest bearing liabilities	123,746	1,299	4.16	112,087	821	2.90

Net interest income / Interest rate spread		$783	1.72%		$766	2.12%

Noninterest bearing deposits	13,264			11,041
Other liabilities	19,489			13,779
Total shareholders’ equity	12,173			11,777

Total liabilities and shareholders’ equity	$168,672			$148,684

Net interest margin on average earning assets			2.21%			2.43%

Net interest margin on average total assets			1.84%			2.04%

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the three months ended September 30, 2006 and 2005 included fees of $12 million and $14 million respectively.

HSBC USA Inc.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES

The following table shows the year to date average balances of the principal components of assets, liabilities and shareholders’ equity, together with their respective interest amounts and rates earned or paid, presented on a taxable equivalent basis.

	Nine Months Ended September 30,

	2006			2005

	Balance	Interest	Rate *	Balance	Interest	Rate *

	(in millions)
Assets
Interest bearing deposits with banks	$4,893	$183	5.01%	$3,555	$79	2.96%
Federal funds sold and securities purchased under resale agreements	9,249	345	4.98	5,110	123	3.22
Trading assets	10,844	317	3.91	6,762	193	3.81
Securities	21,922	845	5.15	18,932	662	4.68
Loans
Commercial	27,694	1,288	6.22	23,302	867	4.97
Consumer:
Residential mortgages	42,336	1,668	5.25	47,418	1,740	4.89
Credit cards	15,539	952	8.19	12,965	574	5.92
Other consumer	3,118	204	8.78	3,592	196	7.29

Total consumer	60,993	2,824	6.19	63,975	2,510	5.25

Total loans	88,687	4,112	6.20	87,277	3,377	5.17

Other	1,476	64	5.81	638	23	4.79

Total earning assets	137,071	$5,866	5.72%	122,274	$4,457	4.87%

Allowance for credit losses	(931)			(890)
Cash and due from banks	4,018			3,657
Other assets	25,182			20,338

Total assets	$165,340			$145,379

Liabilities and Shareholders’ Equity
Deposits in domestic offices
Savings deposits	$33,741	$680	2.70%	$25,224	$211	1.12%
Other time deposits	26,704	851	4.26	24,935	551	2.96
Deposits in foreign offices
Foreign banks deposits	7,105	259	4.87	9,045	187	2.77
Other time and savings	14,760	456	4.13	13,731	250	2.43

Total interest bearing deposits	82,310	2,246	3.65	72,935	1,199	2.20

Short-term borrowings	11,280	241	2.86	11,544	205	2.38
Long-term debt	28,619	1,073	5.01	24,023	720	4.00

Total interest bearing liabilities	122,209	3,560	3.90	108,502	2,124	2.62

Net interest income / Interest rate spread		$2,306	1.82%		$2,333	2.25%

Noninterest bearing deposits	12,666			11,530
Other liabilities	18,491			13,944
Total shareholders’ equity	11,974			11,403

Total liabilities and shareholders’ equity	$165,340			$145,379

Net interest margin on average earning assets			2.25%			2.55%

Net interest margin on average total assets			1.87%			2.15%

* Rates are calculated on unrounded numbers.

Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan interest for the nine months ended September 30, 2006 and 2005 included fees of $41 million and $33 million respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the captions “Interest Rate Risk Management” and “Trading Activities”, beginning on page 63 of this Form 10-Q.

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

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

18	Letter from Independent Accountant Regarding Change in Accounting Principles.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC USA Inc.

(Registrant)

Date: November 13, 2006	/s/ Clive R. Bucknall

Clive R. Bucknall Chief Accounting Officer (On behalf of Registrant)